Form 10-Q
period 1998-03-31
LASALLE HOTEL PROPERTIES
filed 1998-06-08
CIK 1053532

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                    OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________ TO __________


                      Commission file number 1-14045



                         LASALLE HOTEL PROPERTIES
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)



             Maryland                              36-4219376
      -------------------------        ---------------------------------
      (State or other jurisdic-        (IRS Employer Identification No.)
      tion of incorporation or
      organization)



220 East 42nd Street, New York, New York            10017
-----------------------------------------         ----------
(Address of principal executive office)           (Zip Code)



Registrant's telephone number, including area code 212/661-6161



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [    ]   No [  X  ]

Indicate the number of common shares of beneficial interest of each class outstanding as of the latest practicable date.

                                               Outstanding at
               Class                             June 8, 1998
               -----                           --------------

     Common Stock ($0.01 par value)              15,224,580

                             TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . .     21


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . .     25

Item 2.     Changes in Securities and Use of Proceeds . . . . .     25

Item 3.     Defaults Upon Senior Securities . . . . . . . . . .     26

Item 4.     Submission of Matters to a Vote of Security Holders     26

Item 5.     Other Matters . . . . . . . . . . . . . . . . . . .     26

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .     27


PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                          LA SALLE HOTEL PROPERTIES AND
                                LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)
                                             COMBINED BALANCE SHEET

                                                 MARCH 31, 1998
                                    (Unaudited, Dollar Amounts in Thousands)


                                                        LRP Bloomington          LaSalle
                                                            Limited               Hotel             Combined
                                                          Partnership           Properties            Total
                                                        ---------------       ------------          ---------
ASSETS
------
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . .          $  1,401                  1              1,402
  Guest and trade receivables, less allowance
    for doubtful accounts of $48. . . . . . . . . . .             1,611              --                 1,611
  Inventories . . . . . . . . . . . . . . . . . . . .               282              --                   282
  Prepaid expenses and other current assets . . . . .               759              --                   759
                                                               --------           --------           --------
          Total current assets. . . . . . . . . . . .             4,053                  1              4,054
                                                               --------           --------           --------

Investment in hotel, at cost. . . . . . . . . . . . .            35,757              --                35,757
Less: accumulated depreciation. . . . . . . . . . . .            (6,956)             --                (6,956)
                                                               --------           --------           --------
          Net investment in hotel property. . . . . .            28,801              --                28,801
                                                               --------           --------           --------

Deferred charges, net of accumulated
  amortization of $159. . . . . . . . . . . . . . . .               182              --                   182
Restricted cash reserves. . . . . . . . . . . . . . .               632              --                   632
                                                               --------           --------           --------
          Total assets. . . . . . . . . . . . . . . .          $ 33,668                  1             33,669
                                                               ========           ========           ========






                                          LA SALLE HOTEL PROPERTIES AND
                                LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)
                                       COMBINED BALANCE SHEET - CONTINUED

                                                 MARCH 31, 1998
                         (Unaudited, Dollar Amounts in Thousands, except per share data)


                                                        LRP Bloomington          LaSalle
                                                            Limited               Hotel             Combined
                                                          Partnership           Properties            Total
                                                        ---------------       ------------          ---------
LIABILITIES AND
SHAREHOLDERS' EQUITY
--------------------
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . .          $    811              --                   811
  Accrued expenses and other liabilities. . . . . . .             1,437              --                 1,437
  Current installments of long-term debt. . . . . . .               900              --                   900
                                                               --------           --------           --------
        Total current liabilities . . . . . . . . . .             3,148              --                 3,148
                                                               --------           --------           --------

Long-term debt, excluding current installments. . . .            23,416              --                23,416
Commitments and contingencies
        Total liabilities . . . . . . . . . . . . . .            26,564              --                26,564
                                                               --------           --------           --------
Preferred shares, $.01 par value; 20,000,000
  shares authorized; no shares issued and
  outstanding . . . . . . . . . . . . . . . . . . . .             --                 --                 --
Common shares, $.01 par value; 100,000,000
  shares authorized; 100 shares issued and
  outstanding . . . . . . . . . . . . . . . . . . . .             --                 --                 --
Additional paid-in-capital. . . . . . . . . . . . . .             --                     1                  1
Retained earnings . . . . . . . . . . . . . . . . . .             7,104              --                 7,104
                                                               --------           --------           --------
        Total liabilities and
          shareholders' equity. . . . . . . . . . . .          $ 33,668                  1             33,669
                                                               ========           ========           ========









                            See accompanying notes to combined financial statements.

                                          LA SALLE HOTEL PROPERTIES AND
                                LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)

                                        COMBINED STATEMENT OF OPERATIONS
                                    (Unaudited, Dollar Amounts in Thousands)

                                                                                       For the Three Months
                                                                                         Ended March 31,
                                                                                   ---------------------------
                                                                                       1998            1997
                                                                                    ---------        --------
Revenues:
  Rooms . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  2,976           2,747
  Food and beverage . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,443           2,394
  Telephone . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            84              93
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           386             331
                                                                                     --------        --------
        Total revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,889           5,565
                                                                                     --------        --------
Expenses:
  Departmental Expenses:
    Rooms . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           768             739
    Food and beverage . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,712           1,698
    Telephone . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            60              64
    Other operating departments . . . . . . . . . . . . . . . . . . . . . . . .           226             214
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . .           386             378
  Sales and marketing . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           315             281
  Real estate and personal property taxes . . . . . . . . . . . . . . . . . . .           320             298
  Property operations and management. . . . . . . . . . . . . . . . . . . . . .           296             286
  Management fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           248             222
  Energy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           179             205
  Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            53             110
  Other fixed expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            54              65
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           634             602
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .           899             749
  Advisory fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            40              40
                                                                                     --------        --------
        Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,190           5,951
                                                                                     --------        --------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (301)           (386)
                                                                                     ========        ========




                            See accompanying notes to combined financial statements.

                                          LA SALLE HOTEL PROPERTIES AND
                                LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)

                                        COMBINED STATEMENT OF CASH FLOWS
                                    (Unaudited, Dollar Amounts in Thousands)

                                                                                       For the Three Months
                                                                                         Ended March 31,
                                                                                   ---------------------------
                                                                                       1998            1997
                                                                                    ---------        --------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (301)           (386)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .           899             749
    Changes in assets and liabilities:
      Guest and trade receivables, net. . . . . . . . . . . . . . . . . . . . .          (634)             (4)
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5              (4)
      Prepaid expenses and other current assets . . . . . . . . . . . . . . . .          (319)            (90)
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           314              60
      Accrued expenses and other liabilities. . . . . . . . . . . . . . . . . .           267             248
                                                                                     --------        --------
        Net cash provided by operating activities . . . . . . . . . . . . . . .           231             573
                                                                                     --------        --------
Cash flows from investing activities:
  Funding of restricted cash reserves . . . . . . . . . . . . . . . . . . . . .          (143)             81
  Capital improvement expenditures. . . . . . . . . . . . . . . . . . . . . . .          (218)           (363)
                                                                                     --------        --------
        Net cash used in investing activities . . . . . . . . . . . . . . . . .          (361)           (282)
                                                                                     --------        --------
Cash flows from financing activities:
  Capitalization of LaSalle Hotel Properties. . . . . . . . . . . . . . . . . .             1           --
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . .          (213)           (188)
                                                                                     --------        --------
        Net cash used in financing activities . . . . . . . . . . . . . . . . .          (212)           (188)
                                                                                     --------        --------
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .          (342)            103
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . . . .         1,744             346
                                                                                     --------        --------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . .      $  1,402             449
                                                                                     ========        ========
Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    634             602
                                                                                     ========        ========

                            See accompanying notes to combined financial statements.

                       LASALLE HOTEL PROPERTIES AND
             LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)

                  NOTES TO COMBINED FINANCIAL STATEMENTS

                              MARCH 31, 1998
                                (Unaudited)


     Readers of this quarterly report should refer to the audited Balance Sheet of LaSalle Hotel Properties as of January 15, 1998 (date of formation) and the audited financial statements of LRP Bloomington Limited Partnership as of December 31, 1997 and 1996 and for the period from December 1, 1995 (date of formation) through December 31, 1995 and the years ended December 31, 1996 and 1997, which are included in the Prospectus which constitutes a part of the Registrant's Registration Statement on Form S-11 (333-45647) filed with the Securities and Exchange Commission, as certain footnote disclosures, which would substantially duplicate those contained in such audited balance sheet and financial statements, have been omitted from this report.

(1)  ORGANIZATION - LASALLE HOTEL PROPERTIES

     LaSalle Hotel Properties (the Company) was formed on January 15, 1998 to own hotel properties and to continue and expand the hotel investment activities of LaSalle Partners Incorporated and certain of its affiliates (collectively LaSalle). The Company will be managed and advised by LaSalle Hotel Advisors, Inc. (the Advisor), a wholly owned subsidiary of LaSalle. The Company intends to qualify as a real estate investment trust (REIT) and complete an initial public offering (the Initial Offering) on April 23, 1998. Upon completion of the Initial Offering, the Company will own, through an approximate 82.6% interest in an operating partnership (the Operating Partnership), interests in ten upscale and luxury full service hotels (the Initial Hotels). All of the Initial Hotels will be leased under participating leases (Participating Leases) which provide for rent based on hotel revenues and will be managed by independent hotel operators (Hotel Operators).

     The Initial Hotels were previously owned by various limited and general partnerships (the Existing Partnerships) in which LaSalle was the general partner (except with respect to the LaGuardia Airport Marriott). LaSalle and its limited and other general partners will contribute their respective interests in the Initial Hotels in exchange for shares of the REIT or units of the Operating Partnership. The remaining Initial Hotels (excluding the LaGuardia Airport Marriott) are referred to as the Acquired Hotels.

     The Initial Hotels consist of the following:

                                                                NUMBER OF
PROPERTY NAME                            LOCATION                 ROOMS
-------------                            ---------             ----------
Predecessor:
  Radisson Hotel South and
    Plaza Tower (owned by LRP
    Bloomington Limited Partnership).    Bloomington, MN            580
Acquired Hotels:
  Le Montrose All Suite
    De Gran Luxe. . . . . . . . . . .    West Hollywood, CA         128
  Holiday Inn Plaza Park. . . . . . .    Visalia, CA                257
  Radisson Hotel Tampa at
    Sabal Park. . . . . . . . . . . .    Tampa, FL                  265
  Omaha Marriott Hotel. . . . . . . .    Omaha, NE                  301
  Le Meridien New Orleans . . . . . .    New Orleans, LA            494
  Holiday Inn Beachside Resort. . . .    Key West, FL               222
  Le Meridien Dallas. . . . . . . . .    Dallas, TX                 396
  Marriott Seaview Resort . . . . . .    Galloway Township
                                         (Atlantic City), NJ        300

                                                                NUMBER OF
PROPERTY NAME                            LOCATION                 ROOMS
-------------                            ---------             ----------

LaGuardia Airport Marriott:
  (The LaGuardia Airport Marriott
  will be acquired shortly after
  the closing of the Initial
  Offering.). . . . . . . . . . . . .    New York, NY               436

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF ACCOUNTING

     In conjunction with the Initial Offering and the related formation transactions described in the Company's Initial Offering Registration Statement (Formation Transactions), the Acquired Hotels and LaGuardia Airport Marriott will be purchased from their Existing Partnerships and these acquisitions will be accounted for as a purchase transaction. The Existing Partnership that retains the largest number and percentage of voting rights of the Company after the Formation Transactions, LRP Bloomington Limited Partnership, will be designated as the acquirer or Predecessor for accounting purposes.

     The Predecessor acquired the Radisson Hotel South and Plaza Tower (the Bloomington Hotel), on December 1, 1995 and has operated the Bloomington Hotel since that date.

     Since the Initial Offering will be completed subsequent to March 31, 1998, the balance sheets of the Company and LRP Bloomington Limited Partnership or Predecessor have been presented on a combined basis in the accompanying financial statements, and since the Company had no significant operations from date of Formation to March 31, 1998, the results of operations of the Predecessor are presented for the three months ended March 31, 1998 and 1997. For a complete presentation of the Company, as if the Initial Offering had occurred January 1, 1997, see note 10 - PRO FORMA FINANCIAL INFORMATION.

     The combined financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the combined financial statements for these interim periods have been included. The results for the interim periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, all highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

     INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out) or market. Silver, china, linens, and glassware inventories are recorded at amortized cost.

     INVESTMENT IN HOTEL

     Depreciation of property and equipment for financial statement purposes is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

      Building. . . . . . . . . . . . . . . . . . . .    30 years
      Furniture and equipment . . . . . . . . . . . .     5 years

     USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the balance sheet dates and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     DISTRIBUTIONS

     The Company intends to pay regular quarterly distributions to its shareholders as directed by the Board of Trustees. The Company's ability to pay distributions will be dependent on the receipt of distributions from the Operating Partnership.

     INCOME TAXES

     The Company intends to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements.

(3)  DESCRIPTION OF CAPITAL STRUCTURE

     COMMON SHARES

     The Board of Trustees is authorized to reclassify any unissued Common Shares into other classes or series of classes and to establish the number of shares in each class and to set the preferences for each. At March 31, 1998, 100 Common Shares are issued and outstanding to LaSalle Partners Incorporated, an affiliate of the Advisor.

     PREFERRED SHARES

     The Board of Trustees is authorized to classify any unissued Preferred Shares and to reclassify any previously classified but unissued Preferred Shares of any series. No Preferred Shares are outstanding as of March 31, 1998.

(4)  DEBT

     Outstanding long-term debt at March 31, 1998 consists of first and second mortgages payable, secured by the Bloomington Hotel, in the amounts of $18,705,129 and $5,611,538, respectively. Both mortgages were to bear interest at the rate of LIBOR plus 4.25% (approximately 9.93% at March 31, 1998), pay principal and interest in monthly installments and mature in December 2000. Both mortgages will be paid off in conjunction with the Initial Offering.

     The Company has obtained a commitment for an unsecured $200 million line of credit (Line of Credit) which is intended primarily to fund future acquisitions, renovations, and expansions of hotel properties and for working capital.

(5)  ADVISORY AGREEMENTS

     The Predecessor was subject to an advisory arrangement with an affiliate of LaSalle which required payments of acquisition, asset management, and incentive advisory fees, as defined. In conjunction with the Initial Offering, this arrangement will be terminated.

     The Company will enter into an advisory agreement with the Advisor which provides for payment of an annual base fee equal to 5% of net operating income (as defined) and an annual incentive advisory fee equal to 25% of the increase in funds from operations (FFO), if any, above a threshold equal to 7% growth in FFO per share (as defined). The sum of the base and incentive advisory fee shall not exceed 6% of net operating income (as defined) in 1998.


(6)  SHARE OPTION AND INCENTIVE PLAN

     The Board of Trustees will adopt, and the shareholders will approve the 1998 Share Option and Incentive Plan (the "Share Option Plan"). On and after the closing of the Initial Offering, the Share Option Plan will be administered by the Compensation Committee of the Board of Trustees. The Advisor and its employees and operators of the Company's hotels and their employees generally will be eligible to participate in the Share Option Plan. Non-employee Trustees are eligible to receive options to purchase Common Shares under the Share Option Plan on a limited basis.

     Any options granted to the Advisor under the Share Option Plan are expected to be recorded at fair value in accordance with FASB Statement NO. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION.

(7)  MANAGEMENT AGREEMENT

     The Bloomington Hotel is managed by the Radisson Hotel Corporation (Hotel Operator). Pursuant to the terms of the Operator Agreement, the Hotel Operator is to manage the Hotel for a base management fee equal to a percentage of gross revenue (as defined), plus an incentive fee equal to a percentage of certain measures of profitability (as defined). In addition, certain provisions of the Operator Agreement call for the payment of Corporate Fees, as defined, equal to a percentage of gross operating income, as defined, contingent upon the achievement of certain return hurdles, as defined. The Operator Agreement will be modified in conjunction with the Initial Offering.

(8)  COMMITMENTS AND CONTINGENCIES

     The nature of the operations of the Hotel exposes it to the risk of claims and litigation in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the ultimate resolution of these matters will not have a material adverse effect on the financial position, operations or liquidity of the Hotel.

     On behalf of the Company, the Advisor is currently exploring the purchase of additional full service hotel properties located in convention, resort and major urban business markets. From time to time, the Company may enter into purchase contracts for the acquisition of hotel properties. The consummation of each acquisition will be subject to satisfactory completion of due diligence.

(9)  SUBSEQUENT EVENTS

     On May 1, 1998, the Company completed its acquisition of the LaGuardia Airport Marriott, as contemplated in the Registration Statement.

     On June 1, 1998, the Company acquired the 44-acre San Diego Princess Resort for a cash purchase price of $73 million. The Company renamed the property the San Diego Paradise Point Resort (Resort). The Resort, located in the heart of Mission Bay on Vacation Island, has nearly one mile of beachfront and 462 guest rooms in 129 unique, single-story villas. In conjunction with this purchase, 112,458 common shares of the Company were issued to Westgroup San Diego Associates, Ltd. (an affiliate of the operator of the Resort) in consideration of $2,000,000. A Form 8-K with respect to this acquisition will be filed.

(10)  PRO FORMA FINANCIAL INFORMATION

     The following pro forma condensed combined statements of income give effect to (1) the consummation of the Initial Offering, the related Formation Transactions and the funding of the Line of Credit, (2) the acquisition of the Acquired Hotels, (3) the acquisition of the LaGuardia Airport Marriott and (4) the application of the net proceeds of the Initial Offering as if these events had occurred on January 1, 1997 and all the Hotels had been leased pursuant to the Participating Leases as of that date and carried forward through March 31, 1998. The pro forma condensed combined balance sheet gives effect to (1) the acquisition of the Acquired Hotels, (2) the acquisition of the LaGuardia Airport Marriott and (3) the consummation of the Initial Offering, the Formation Transactions, the funding of the Line of Credit and the application of the net proceeds therefrom as if these events had occurred on March 31, 1998.

     The pro forma adjustments are based upon available information and certain assumptions that the management of the Company believes are reasonable. The pro forma condensed combined financial statements are not necessarily indicative of what the actual financial position and results of operations would have been as of March 31, 1998 and for each of the three month periods ended March 31, 1998 and 1997 had the Company completed the Initial Offering and the Formation Transactions, the acquisition of the Acquired Hotels and the acquisition of the LaGuardia Airport Marriott as of the dates indicated nor does it purport to represent the future financial positions or results of operations of the Company.

                         LASALLE HOTEL PROPERTIES
                PRO FORMA CONDENSED COMBINED BALANCE SHEET

                           AS OF MARCH 31, 1998
                 (Unaudited, Dollar amounts in Thousands)


                                                 Historical (A)
                                         -----------------------------
                                           LaSalle
                                            Hotel
                                         Properties
                                            and              Acquired
                                         Predecessor          Hotels
                                         -----------        ----------
ASSETS
Investment in hotel properties, net         $ 28,801           193,176
Investment in Affiliated Lessee . .            --                --
Notes receivable. . . . . . . . . .            --                --
Cash and cash equivalents . . . . .            1,402             5,138
Accounts receivable . . . . . . . .            1,611             4,792
Inventories, prepaid expenses
  and other assets. . . . . . . . .            1,041             3,063
Deferred expenses . . . . . . . . .              182             1,768
Restricted cash reserves. . . . . .              632             9,229
                                            --------          --------
    Total assets. . . . . . . . . .         $ 33,669           217,166
                                            ========          ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Mortgage notes payable. . . . . . .         $ 24,316           174,984
Borrowings against Line of Credit .            --                --
Accounts payable, accrued expenses
  and other liabilities . . . . . .            2,248            10,460
Minority interest in partnership. .            --                --
                                            --------          --------
    Total liabilities . . . . . . .           26,564           185,444
                                            --------          --------
SHAREHOLDERS' EQUITY
Common shares . . . . . . . . . . .            --                --
Additional paid-in capital. . . . .                1             --
Retained earnings (deficit) . . . .            7,104            31,722
                                            --------          --------
   Total shareholders' equity . . .            7,105            31,722
                                            --------          --------

   Total liabilities and
     Shareholders' equity . . . . .         $ 33,669           217,166
                                            ========          ========

                                            LASALLE HOTEL PROPERTIES
                             PRO FORMA CONDENSED COMBINED BALANCE SHEET - CONTINUED
                                         Pro Forma Adjustments
                                ------------------------------------------
                                                   (C)
                                   (B)           Purchase                         Total
                                LaGuardia        Accounting                     Pro Forma
                                Acquisition      Adjustment        Other        Adjustments       Pro Forma
                                -----------      ----------     ----------      -----------       ---------
ASSETS
Investment in hotel
  properties, net . . . . . . .   $ 45,099          73,925          (820)         118,204          340,181
Investment in Affiliated
  Lessee. . . . . . . . . . . .      --              --             --               --              --    (D)
Notes receivable. . . . . . . .        300           --            4,263            4,563            4,563
Cash and cash equivalents . . .        601           --           (3,155)          (2,554)(E)        3,986
Accounts receivable . . . . . .      --              --           (6,403)(F)       (6,403)(F)        --
Inventories, prepaid expenses
  and other assets. . . . . . .      --              --           (4,104)(F)       (4,104)(F)        --
Deferred expenses . . . . . . .      --              --             (251)(G)         (251)(G)        1,699
Restricted cash . . . . . . . .      --              --           (8,672)          (8,672)           1,189
                                  --------        --------      --------         --------         --------
    Total assets. . . . . . . .   $ 46,000          73,925       (19,142)         100,783          351,618
                                  ========        ========      ========         ========         ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Mortgage notes payable. . . . .   $  --              --         (199,300)        (199,300)           --
Borrowings against
  Line of Credit. . . . . . . .     46,000           --           15,400           61,400 (H)       61,400
Accounts payable, accrued ex-
  penses and other liabilities.      --              --          (12,708)(F)      (12,708)(F)        --
Minority interest . . . . . . .      --              --           50,498 (I)       50,498 (I)       50,498
                                  --------        --------      --------         --------         --------
    Total liabilities . . . . .     46,000           --         (146,110)        (100,110)         111,898
                                  --------        --------      --------         --------         --------
SHAREHOLDERS' EQUITY
Common shares . . . . . . . . .      --              --              151              151 (J)          151
Additional paid-in capital. . .      --             73,925       168,931          242,856 (K)      242,857 (H)
Retained equity (deficit) . . .      --              --          (42,114)         (42,114)          (3,288)(K)
                                  --------        --------      --------         --------         --------
   Total shareholders' equity .      --             73,925       126,968          200,893          239,720
                                  --------        --------      --------         --------         --------
   Total liabilities and
     Shareholders' equity . . .   $ 46,000          73,925       (19,142)         100,783          351,618
                                  ========        ========      ========         ========         ========

                            See accompanying notes to combined financial statements.

                         LASALLE HOTEL PROPERTIES

            NOTES TO PRO FORMA CONDENSED COMBINED BALANCE SHEET

                           AS OF MARCH 31, 1998
      (Unaudited, Dollar Amounts in Thousands Except per Share Data)


     (A) Reflects the historical balance sheets of LaSalle Hotel Properties and the Predecessor and the Acquired Hotels, as of March 31, 1998. The acquisition of the Acquired Hotels and the LaGuardia Airport Marriott from certain Existing Partnerships will be accounted for as a purchase transaction. The Existing Partnership that will retain the largest number and percentage of voting rights of the Company after the Formation Transactions will be designated the acquirer or Predecessor for accounting purposes.

     (B)  Represents the purchase of the LaGuardia Airport Marriott.

     (C)  The purchase accounting adjustment was calculated as follows:

          Cash purchase price paid to contributors. . .         $ 45,182
          Fair value of units, shares and stock
            purchase rights issued to contributors. . .           76,686
          Retirement of mortgage notes payable. . . . .          198,783
          Transfer from restricted cash
            reserves. . . . . . . . . . . . . . . . . .           (7,961)
          Adjustment required to reflect the
            accounting acquirer's basis at
            historical cost . . . . . . . . . . . . . .          (16,788)
          Less: Historical book value . . . . . . . . .         (221,977)
                                                                --------
          Purchase accounting adjustment. . . . . . . .         $ 73,925
                                                                ========


     (D) Represents a 9% investment in the Affiliated Lessee accounted for under the equity method.

                         LASALLE HOTEL PROPERTIES

          NOTES TO PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

                           AS OF MARCH 31, 1998
      (Unaudited, Dollar Amounts in Thousands Except per Share Data)


     (E) Net decrease in cash reflects the following formation transactions:

          Gross proceeds of the Offering. . . . . . . . . .    $ 255,600
          Expenses of the Offering. . . . . . . . . . . . .      (19,242)
          Proceeds from borrowing against Line of Credit. .       61,400
          Debt issuance costs related to the Line of
            Credit (See Note G) . . . . . . . . . . . . . .       (1,699)
          Retirement of mortgage notes payable. . . . . . .     (192,528)
          Prepayment penalties on retirement of mortgage
            notes payable . . . . . . . . . . . . . . . . .       (3,288)
          Cash purchase price of Initial Hotel
            acquisitions. . . . . . . . . . . . . . . . . .      (45,182)
          Other Offering costs. . . . . . . . . . . . . . .       (2,751)
          Cash provided to Lessees in exchange for
            notes receivable. . . . . . . . . . . . . . . .       (2,980)
          Partner distributions prior to Formation
            Transactions. . . . . . . . . . . . . . . . . .       (6,022)
          Investment in Affiliated Lessee . . . . . . . . .        --
          Payment of transfer taxes and other direct
            costs of acquiring Initial Hotels . . . . . . .         (763)
                                                                --------
                                                                  42,545
          Acquisition of LaGuardia Airport Marriott . . . .      (45,099)
                                                                --------
          Net decrease to cash. . . . . . . . . . . . . . .     $ (2,554)
                                                                ========

     (F) Decrease reflects assets and liabilities of the Predecessor, Acquired Hotels, and LaGuardia Airport Marriott which are not being purchased.

     (G) Decrease reflects writeoff of deferred financing costs of $1,950 in conjunction with the repayment of mortgage notes secured by the Initial Hotels and $1,699 of debt issuance costs incurred related to the Line of Credit.

     (H) The Company has an unsecured $200 million revolving Line of Credit. The adjustment represents borrowings under the Line of Credit of $61,400.

     (I) Represents the recognition of minority interest in the Operating Partnership that will not be owned by the Company.

     The manner in which the value assigned to minority interest was determined as follows:

          Total equity. . . . . . . . . . . . . . . . . . .     $290,218
          Minority interest percentage. . . . . . . . . . .        17.4%
                                                                --------
                                                                $ 50,498
                                                                ========

     (J)  Issuance of approximately 15,112,000 common shares
            at $0.01 par value.                                 $    151
                                                                ========

                         LASALLE HOTEL PROPERTIES

            NOTES TO PRO FORMA CONDENSED COMBINED BALANCE SHEET

                           AS OF MARCH 31, 1998
      (Unaudited, Dollar Amounts in Thousands Except per Share Data)


     (K)  Balance reflects the following:

          Gross proceeds of the Offering. . . . . . . . . .     $255,600
          Expenses of the Offering. . . . . . . . . . . . .      (19,242)
          Other Offering costs. . . . . . . . . . . . . . .       (2,751)
          Transfer of balance of common shares. . . . . . .         (151)
          Recognition of minority interest. . . . . . . . .      (50,498)
          Fair value of units, shares and stock purchase
            rights issued to contributors . . . . . . . . .       76,686
          Adjustment required to reflect the accounting
            acquirer's basis at historical cost . . . . . .      (16,788)
          Initial funding of LaSalle Hotel Properties . . .            1
                                                                --------
                                                                $242,857
                                                                ========

     (L)  Balance represents prepayment penalties of $3,288.

     (M) The Company is expected to sell certain furniture, fixtures, and equipment to certain lessees at its book value in exchange for promissory notes receivable (FF&E Notes) of $1,583. The FF&E Notes are expected to bear interest at 6.0% and 5.6% per annum, respectively, and will be payable in installments of interest only. The FF&E Notes are expected to have an initial term of five years unless extended at the Company's option. Additionally, the Company is expected to provide working capital to each of the Lessees in the aggregate amount of $2,980 in exchange for notes receivable (Working Capital Loans). The Working Capital Loans are expected to bear interest at 6.0% and 5.6% per annum, respectively, and will be payable in monthly installments of interest only. The term of each note is expected to be identical to the term of the related Participating Lease. Payments of interest income made under both of these notes will be used to offset the related Participating Lease payments by an equal amount.

                                            LASALLE HOTEL PROPERTIES
                                PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                         (Unaudited, Dollar Amounts in Thousands Except Per Share Data)
                                                                 Pro Forma Adjustments
                                                         ------------------------------------
                                                            (A)        LaGuardia
                                              (A)         Acquired      Airport
                                          Predecessor      Hotels      Marriott       Other      Pro Forma
                                          -----------     --------     ---------     --------    ----------
REVENUES:
Participating lease revenue (A):
  Affiliated Lessee . . . . . . . . . . .    $  --           1,310         1,451        --            2,761
  Other Lessees . . . . . . . . . . . . .       1,487        8,262         --           --            9,749
Interest income (H):
  Affiliated Lessee . . . . . . . . . . .       --              12             4        --               16
  Other Lessees . . . . . . . . . . . . .          21           27         --           --               48
  Other income. . . . . . . . . . . . . .       --              30            17        --               47
                                             --------     --------      --------     --------      --------
    Total revenues. . . . . . . . . . . .       1,508        9,641         1,472        --           12,621

EXPENSES:
Depreciation. . . . . . . . . . . . . . .         511        2,959           447        --            3,917 (B)
Real estate and personal property taxes,
  property and casualty insurance . . . .         314          870           340            5         1,529 (C)
General and administrative. . . . . . . .       --           --            --             175           175 (D)
Interest expense. . . . . . . . . . . . .       --           --            --           1,019         1,019 (E)
Amortization of deferred financing costs.       --           --            --             142           142
Advisory fees . . . . . . . . . . . . . .       --           --            --             648           648 (F)
Other . . . . . . . . . . . . . . . . . .       --           --            --             130           130
                                             --------     --------      --------     --------      --------
    Expenses before minority interest . .    $    825        3,829           787        2,119      $  7,560
                                             ========     ========      ========     ========
  Minority interest . . . . . . . . . . .                                                               881 (G)
                                                                                                   --------
    Total expenses and minority interest.                                                             8,441
                                                                                                   --------
    Net income applicable to common
      shareholders. . . . . . . . . . . .                                                          $  4,180
                                                                                                   ========
    Basic and diluted net income
      per common share. . . . . . . . . .                                                          $   0.28
                                                                                                   ========
    Weighted average number of
      Common Shares outstanding . . . . .                                                            15,112 (I)
                                                                                                   ========

                         See Notes to Pro Forma Condensed Combined Statements of Income.

                                            LASALLE HOTEL PROPERTIES
                                PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                         (Unaudited, Dollar Amounts in Thousands Except Per Share Data)
                                                                 Pro Forma Adjustments
                                                         ------------------------------------
                                                            (A)        LaGuardia
                                              (A)         Acquired      Airport
                                          Predecessor      Hotels      Marriott       Other      Pro Forma
                                          -----------     --------     ---------     --------    ----------
REVENUES:
Participating lease revenue (A):
  Affiliated Lessee . . . . . . . . . . .    $  --           1,343         1,300        --            2,643
  Other Lessees . . . . . . . . . . . . .       1,319        7,027         --           --            8,346
Interest income (H):
  Affiliated Lessee . . . . . . . . . . .       --              12             4        --               16
  Other Lessees . . . . . . . . . . . . .          21           27         --           --               48
  Other income. . . . . . . . . . . . . .       --              30            10        --               40
                                             --------     --------      --------     --------      --------
    Total revenues. . . . . . . . . . . .       1,340        8,439         1,314        --           11,093

EXPENSES:
Depreciation. . . . . . . . . . . . . . .         511        2,959           447        --            3,917 (B)
Real estate and personal property taxes,
  property and casualty insurance . . . .         325          910           167            5         1,407 (C)
General and administrative. . . . . . . .       --           --            --             175           175 (D)
Interest expense. . . . . . . . . . . . .       --           --            --           1,019         1,019 (E)
Amortization of deferred financing costs.       --           --            --             142           142
Advisory fees . . . . . . . . . . . . . .       --           --            --             563           563 (F)
Other . . . . . . . . . . . . . . . . . .       --           --            --             129           129
                                             --------     --------      --------     --------      --------
    Expenses before minority interest . .    $    836        3,869           614        2,033      $  7,352
                                             ========     ========      ========     ========
  Minority interest . . . . . . . . . . .                                                               651 (G)
                                                                                                   --------
    Total expenses and minority interest.                                                             8,003
                                                                                                   --------
    Net income applicable to common
      shareholders. . . . . . . . . . . .                                                          $  3,090
                                                                                                   ========
    Basic and diluted net income
      per common share. . . . . . . . . .                                                          $   0.20
                                                                                                   ========
    Weighted average number of
      Common Shares outstanding . . . . .                                                            15,112 (I)
                                                                                                   ========

                         See Notes to Pro Forma Condensed Combined Statements of Income.

                         LASALLE HOTEL PROPERTIES

      (Unaudited, Dollars Amounts in Thousands Except Per Share Data)


     (A) Represents lease payments from the initial lessees calculated by applying the rent provisions of the Participating Leases to the revenues of the respective Initial Hotels as though they were acquired January 1, 1997 and leased since that date. Interest payments on the FF&E and Working Capital Notes (Note H) is used to offset the related Participating Lease payments. Revenue is recognized as earned on an accrual basis.

     (B) Represents depreciation of the Initial Hotels. Depreciation is computed using the straight-line method and is based upon the estimated useful lives of 25-39 years for buildings and improvements and five years for furniture and equipment. These estimated useful lives are based on management's knowledge of the properties and the hotel industry in general.

     The Company's pro forma net investment in hotel properties consists of the following:

                                      Initial Hotels
                             ----------------------------------
                                                      LaGuardia
                                           Acquired    Airport
                             Predecessor    Hotels     Marriott   Total
                             -----------   --------   ---------  --------
 Land . . . . . . . . . . . .   $  8,251     32,604      11,416    52,271
 Buildings and improvements .     11,251    210,545      29,683   251,479
 Furniture and equipment. . .      8,346     24,085       4,000    36,431
                                --------   --------    --------  --------
   Total. . . . . . . . . . .   $ 27,848    267,234      45,099   340,181
                                ========   ========    ========  ========

     (C) Represents real estate and personal property taxes, property and casualty insurance paid by the Initial Hotels. Such amounts were derived from actual invoices and historical amounts paid by the Initial Hotels.

     (D) Represents estimated annual general and administrative expenses to be paid or reimbursed to the Company by the Operating Partnership as follows:

                                               Annual
                                               ------
        Professional fees . . . . . . . . . . .  $ 58
        Directors and officers insurance. . . .    50
        Directors' fees and expenses. . . . . .    38
        Other expenses. . . . . . . . . . . . .    29
                                                 ----
            Total . . . . . . . . . . . . . . .  $175
                                                 ====

     (E) The Company has an unsecured $200 million revolving Line of Credit with a variable rate based on LIBOR. Interest expense is calculated based on (i) the terms of the agreement (7.056% at March 31, 1998) assuming $61,400 of pro forma borrowings against the Line of Credit in connection with the completion of the Formation Transactions, and (ii) a charge of approximately $69,000 calculated as 20 basis points times the amount of the unutilized Line of Credit.

     (F) Represents Advisory Fees to be paid to the Advisor for management, advisory and administrative services to be provided to the Company. The Advisor will receive an annual base fee up to 5% of the Company's net operating income and an annual incentive fee which prior to January 1, 1999 will be limited to 1% of the Company's net operating income calculated as follows:

                         LASALLE HOTEL PROPERTIES

      (Unaudited, Dollars Amounts in Thousands Except Per Share Data)

                                                     1998        1997
                                                   -------     -------
        Net operating income. . . . . . . . . .    $10,787       9,382
                                                        6%          6%
                                                   -------     -------
                                                       648         563
        Less:  Base advisory fee calculated
          as 5% of net operating income . . . .       (540)       (469)
                                                   -------     -------
        Incentive advisory fee. . . . . . . . .    $   108          94
                                                   =======     =======


     (G) Minority interest represents the interest in the Operating Partnership that will not be owned by the Company and is calculated at 17.4% of the Pro Forma net income of the Operating Partnership.

     (H) The Company is expected to sell certain furniture, fixtures, and equipment to certain lessees in exchange for promissory notes receivable (FF&E Notes) of $1,583. The FF&E Notes are expected to bear interest at 6.0% and 5.6% per annum, respectively, and will be payable in installments of interest only. The FF&E Notes are expected to have an initial term of five years unless extended at the Company's option. Additionally, the Company is expected to provide working capital to each of the Lessees in the aggregate amount of $2,980 in exchange for notes receivable (Working Capital Loans). The Working Capital Loans are expected to bear interest at 6.0% and 5.6% per annum, respectively, and will be payable in monthly installments of interest only. The term of each note is expected to be identical to the term of the related Participating Lease. Payments of interest income made under both of these notes will be used to reduce the related Participating Lease payments by an equal amount. The total of the interest income payments and Participating Lease payments will be equal to the amounts calculated by applying the rent provisions of the Participating Leases to the revenues of the Initial Hotels.

     (I) The amount does not reflect common shares issued in conjunction with the purchase of the San Diego Princess Resort (see note 9 of the notes to combined financial statements).

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LaSalle Hotel Properties and LRP Bloomington Limited Partnership (Predecessor) are referred to herein collectively as the "Company". However, since the Company had no significant operations until completion of the Initial Offering on April 23, 1998, the historical discussion relates primarily to the operation of the Predecessor, which owned the Bloomington Hotel. As a result, a discussion of the pro forma operating results of the Company has been included. See notes 1 and 10 to the financial statements included in this report.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

     HISTORICAL COMBINED RESULTS

     Total revenues increased from $5.6 million to $5.9 million for the three months ended March 31, 1998, for a 5.8% increase or $0.3 million. This increase was primarily a result of a $0.2 million increase in rooms revenue in 1998 due to a higher average daily rates (ADR) and occupancy.

     Departmental and operating expenses increased from $4.6 million to $4.7 million for the three months ended March 31, 1998, for a 1.2% increase or $0.1 million. This increase was primarily a result of the increase in revenues noted above.

     Income before depreciation, amortization and interest expense grew 27.3%, from $1.0 million in 1997 to $1.2 million in 1998. The increase was primarily caused by the increase in revenues noted above, partially offset by the increase in departmental and operating expenses.

     Depreciation expense increased $0.2 million between periods. The increase was primarily caused by capital expenditures made during 1997.

     Net loss decreased 22.0% to $0.3 million for the three months ended March 31, 1998 from $0.4 million for the three months ended March 31, 1997.

This decrease was primarily caused by the reasons indicated above.

     PRO FORMA RESULTS OF OPERATIONS FOR THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

     For the three months ended March 31, 1998, the Company's pro forma total revenues would have been $12.6 million, representing a $1.5 million, or 13.8%, increase over pro forma total revenues for the three months ended March 31, 1997 of $11.1 million. The increase for 1998 over 1997 is primarily the result of increases in the ADR and improvements in average occupancy rates experienced at the Initial Hotels.

     Pro forma expenses before minority interest, consisting principally of depreciation, property taxes, insurance, advisory fees, general and administrative expenses and interest expense would have been $7.6 million for 1998, representing a $.3 million, or 2.8% increase over 1997 expenses of $7.3 million. The principal factors for this increase are attributable to property taxes, insurance and advisory fees. Property taxes and insurance would have increased from $1.4 million in 1997 to $1.5 million in 1998, or 8.7%, primarily because of inflation and the reassessment of certain Initial Hotels acquired in 1997. Advisory fees would have increased $85,000 in 1998 compared to 1997, or 15.1%, primarily the result of an increase in net operating income.

     Pro forma depreciation, general and administrative expenses and interest expense would have remained relatively unchanged.

     Pro forma net income of the Company would have been $4.2 million and $3.1 million for the three months ended March 31, 1998 and 1997, respectively. As a percentage of total revenues, net income would have been 33.2% and 27.9% in the first quarter of 1998 and 1997, respectively.

     PRO FORMA FUNDS FROM OPERATIONS (FFO)

     The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between pro forma net income and pro forma FFO for the three months ended March 31, 1998 and 1997, respectively (in thousands):

                                          Three Months Ended
                                               March 31,
                                       ------------------------
                                          1998          1997
                                       ----------    ----------
    Pro forma net income applicable
      to common shareholders. . . . .  $    4,180         3,090
    Pro forma depreciation. . . . . .       3,917         3,917
    Pro forma minority interest . . .         881           651
                                       ----------    ----------
    Pro forma FFO . . . . . . . . . .  $    8,978         7,658
                                       ==========    ==========
    Pro forma FFO per common share
      and unit. . . . . . . . . . . .         .49           .42
                                       ==========    ==========
    Pro forma weighted average
      common shares and units
      outstanding . . . . . . . . . .  18,293,845    18,293,845
                                       ==========    ==========

     Pro forma FFO for the three months ended March 31, 1998 would have increased $1.3 million, or 17.2%, to $9.0 million compared to $7.7 million in the three months ended March 31, 1997. The increase in pro forma FFO in 1998 is primarily attributable to the increase in participating lease revenues.

     THE INITIAL HOTELS

     The following table sets forth historical comparative information with respect to Occupancy, average daily rate (ADR) and room revenue per available room (RevPAR) for the ten Initial Hotels, regardless of ownership, for the three months ended March 31, 1998 and March 31, 1997. This information is useful in understanding the underlying changes in the pro forma participating rent for the Company during the pro forma periods presented.

                                     Three Months Ended
                                          March 31,
                                    -------------------
                                      1997        1998      Variance
                                    -------     -------     --------

  Occupancy . . . . . . . . . . .     70.4%       72.2%        2.6%
  ADR . . . . . . . . . . . . . .   $113.02     $120.62        6.7%
  RevPAR. . . . . . . . . . . . .   $ 79.58     $ 87.04        9.4%

     The Initial Hotels experienced an increase in RevPAR of $7.46, or 9.4%, for the three months ended March 31, 1998 compared to the same period in 1997. This increase was led by significant RevPAR percentage increases at the Le Meridien Dallas, the Le Meridien New Orleans and the Marriott Seaview Resort of 18.9%, 13.2% and 17.3%, respectively. This increased RevPAR is a result of increases in demand for hotel rooms due to continued favorable economic conditions which have resulted in increased business and leisure travel throughout the United States.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, will be its share of the Operating Partnership's cash flow. The Operating Partnership's principal source of revenue will be rent payments under the Participating Leases. Except for the security deposits required under the Participating Leases, the Lessees' obligations under the Participating Leases are unsecured and the Lessees' abilities to make rent payments to the Operating Partnership under the Participating Leases, and the Company's liquidity, including its ability to make distributions to shareholders, will be dependent on the Lessees' abilities to generate sufficient cash flow from the operations of the Initial Hotels.

     The Company has entered into an unsecured $200 million Line of Credit, the borrowings from which will be utilized primarily for the acquisition and renovation of additional hotels, the renovation and expansion of certain of the Initial Hotels and for working capital requirements. The Line of Credit is not secured by the Initial Hotels or any other assets of the Company. While the Line of Credit permits borrowings of up to $200 million, the Company's aggregate advances under the Line of Credit may not exceed an amount equal to 50% of the "Borrowing Base," as defined in the Credit Agreement.

     Upon the completion of the Initial Offering, the Formation Transactions and the acquisition of the LaGuardia Airport Marriott, the Company had approximately $138.6 million available under the Line of Credit after an initial borrowing of approximately $61.4 million. Except for borrowings under the Line of Credit, the Company and its subsidiaries may not incur any additional unsecured debt in excess of $50 million in the aggregate.

     The Company believes that it will have sufficient capital resources to satisfy its obligations during the twelve month period following completion of the Initial Offering. The Company expects that capital needs will be met through a combination of net cash provided by operations, additional borrowings and additional equity issuances.

     The Company is obligated to make funds available to the Initial Hotels for capital expenditure reserves, as determined in accordance with the Participating Leases, which call for increases to the reserve ranging from 4.0% to 5.5% of the total revenues for the Initial Hotels. The Company intends to use the capital expenditure reserves for capital improvements to the Initial Hotels and refurbishment and replacement of FF&E, but may make other uses of amounts in the reserves that it considers appropriate from time to time. To the extent such reserves are insufficient for capital expenditures, the Operating Partnership, as lessor, will be obligated to fund the shortfall. Purchase orders totaling approximately $2.1 million have been issued for the renovation of 317 guest rooms and 13 corridors at Le Meridien Dallas and purchase orders totaling $1.4 million have been issued for the renovation of 240 guest rooms and 10 corridors at Le Meridien New Orleans. The Company anticipates making similar arrangements with respect to future hotels that it may acquire or develop.

INFLATION

     The Company's revenues initially will be based on the Participating Leases, which will result in changes in the Company's revenues based on changes in the underlying Initial Hotels' revenues. Therefore, the Company initially will be relying entirely on the performance of the Initial Hotels and the lessees' abilities to increase revenues to keep pace with inflation. Operators of hotels in general, and the lessees, can change room rates quickly, but competitive pressures may limit the lessees' and their operators abilities to raise rates faster than inflation. The average annual growth rate in ADR for the Initial Hotels for the three years ended December 31, 1997 was approximately 4.9%, which was higher than the rate of inflation as measured by the Consumer Price Index for such period. However, according to industry statistics, industry-wide annual increases in ADR failed to keep pace with inflation from 1987 to 1992.

     The Company's variable expenses are subject to inflation. These variable expenses (real estate and personal property taxes, property and casualty insurance and ground rent) are expected to grow with the general rate of inflation.

SEASONALITY

     The Initial Hotels' operations historically have been seasonal. Six of the Initial Hotels maintain higher occupancy rates during the second and third quarters. The Marriott Seaview Resort generates a large portion of its revenue from golf related business and, as a result, revenues fluctuate according to the season and the weather. Holiday Inn Beachside Resort, Radisson Hotel Tampa at Sabal Park and Le Meridien New Orleans experience their highest occupancies in the first quarter. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Participating Leases.

YEAR 2000 COMPLIANCE

     Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the year 2000 from the year 1900 (commonly known as the "Year 2000 Problem"). Like other organizations, the Company could be adversely affected if the computer systems used by it or service providers do not properly address this problem prior to January 1, 2000. Currently, the Company does not anticipate that the transition to the 21st century will have any material impact on its performance. In addition, the Company has sought assurances from the Lessees and other service providers that they are taking all necessary steps to ensure that their computer systems will accurately reflect the year 2000, and the Company will continue to monitor the situation. At this time, however, no assurance can be given that the Company's other service providers have anticipated every step necessary to avoid any adverse effects on the Company attributable to the Year 2000 Problem.

PART II  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS.

     Neither the Company nor the Operating Partnership is currently involved in any litigation the ultimate resolution of which, in the opinion of the Company, is expected to have a material adverse effect on the financial position, operations or liquidity of the Company and the Operating Partnership.


     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 15, 1998, the Company was capitalized with the issuance of 100 common shares of beneficial interest, par value $.01 per share ("Common Shares") to LaSalle Partners Incorporated for an aggregate purchase price of $1,000. The issuance of such Common Shares was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     Also in January 1998, the Operating Partnership was capitalized with the issuance of a limited partnership interest to Jon E. Bortz, as initial limited partner, for an aggregate purchase price of $100. The issuance of such limited partnership interest was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

     In connection with the closing of the Initial Offering, pursuant to the terms of Contribution Agreements entered into by owners of interests in the Initial Hotels, Units and, in certain circumstances, Common Shares were issued to owners of interests in the Initial Hotels (other than the LaGuardia Airport Marriott). The issuance of such Units and Common Shares was effected in reliance on an exemption from registration under Section 4(2) of the Securities Act.

     On April 23, 1998, the Company's Registration Statement on Form S-11 (333-45647) relating to 16,330,000 of the Company's Common Shares, including 2,130,000 Common Shares subject to an over-allotment option granted to the underwriters by the Company, was declared effective by the Securities and Exchange Commission. The offering of 14,200,000 (not including the 2,130,000 Common Shares subject to the over-allotment option, which option was not exercised and has expired) Common Shares at $18.00 per share ($255.6 million in aggregate) was completed on April 29, 1998. The managing underwriters for the offering were Prudential Securities Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Legg Mason Wood Walker, Incorporated, Morgan Stanley & Co. Incorporated, NationsBanc Montgomery Securities LLC and Raymond James & Associates, Inc. Total underwriting discounts and commissions paid by the Company were $16.0 million, and financial advisory fees paid to one of the underwriters were $2.0 million. The Company estimates the other costs and expenses incurred in connection with the Initial Offering, including those incurred in connection with the formation of the Company, to be approximately $4.1 million. In connection with the Formation Transactions described in the Company's Registration Statement (No. 333-45647), the Company contributed the net proceeds of $233.5 million from the initial public offering to the Operating Partnership, and the Operating Partnership borrowed $61.4 million under the its Line of Credit. The Operating Partnership used the net proceeds of the offering and the initial borrowings under the Line of Credit as follows:

        .       $195.3 million (including repayment fees aggregating
approximately $3.3 million) was used to repay certain mortgage and other indebtedness related to the Initial Hotels and held by third-parties;

        .       $45.9 million was used to acquire the ownership interests
in the Initial Hotels (excluding the LaGuardia Airport Marriott) from third parties;

        .       $45.1 million was used to acquire the LaGuardia Airport
Marriott;

        .       $3.0 million in Working Capital Loans were advanced to the lessees and operators of the Company's Hotels; and

        .       $1.7 million was used for fees and expenses involved in
obtaining the Line of Credit.

        .       $3.9 million was used for working capital.

     No offering expenses were paid, and none of the net proceeds of the offering were paid, directly or indirectly, to directors or officers of the Company, persons owning ten percent or more of the Common Shares or affiliates of the Company, except that the Company reimbursed LaSalle Partners Incorporated for certain expenses which it had paid on behalf of the Company prior to the Initial Offering.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        NOT APPLICABLE.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Immediately prior to the Company's initial public offering, all of the Common Shares of the Company were owned by LaSalle Partners Incorporated. Pursuant to written consents of the stockholder dated as of April 22, 1998,
(i) the Company's 1998 Share Option and Incentive Plan was approved, (ii) the Company's Articles of Amendment and Restatement of Declaration of Trust were approved and (iii) the following persons were elected Trustees of the
Company: Stuart L. Scott (Class III Trustee), Jon E. Bortz (Class I Trustee), Darryl Hartley-Leonard (Class II Trustee - elected effective April 29, 1998), George F. Little, II (Class III Trustee - elected effective April 29, 1998), Donald S. Perkins (Class III Trustee - elected effective April 29, 1998), Shimon Topor (Class II Trustee - elected effective April 29, 1998) and Donald A. Washburn (Class I Trustee - elected effective April 29, 1998). These persons are all of the Trustees of the Company, and Messrs. Scott and Bortz served as Trustees prior to, and continued as Trustees following, this election.


     ITEM 5.  OTHER MATTERS.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations and communications by the Company or its management and written and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of the Company to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in the Company's Registration Statement (No. 333-45647), under "Risk Factors" and elsewhere, and in other reports filed by the Company with the Securities and Exchange Commission and include, among other things, the following: (i) dependence upon rental payments from lessees of the Company's Hotels for all of the Company's income, (ii) dependence upon the ability of the lessees and operators to manage the Company's Hotels, (iii) the possibility that the Company may be required to fund distributions to shareholders from working capital or borrowings or reduce such distributions, (iv) the lack of appraisals for the Hotels contributed to the Company in connection with the formation of the Company and the possibility that the price paid for the interests in those Hotels may have exceeded their market value, (v) the potential for conflicts of interest between the Company and (a) the Advisor and its affiliates and (b) certain Trustees and officers of the Company who are also officers, directors and stockholders of the Advisor and its affiliates, (vi) competition for guests, increases in operating costs due to inflation and other factors, dependence on business, commercial and leisure travelers, seasonality of business, potential loss of franchise or brand licenses, the possible need for expenditures in excess of those budgeted for capital improvements and replacement of furniture, fixtures and equipment and other risks that may affect the hotel industry generally or the Company's Hotels specifically, (vii) the Company's lack of an operating history and employees and its dependence on the Advisor for its management and administration, (viii) the use of debt financing, (ix) the potential unavailability of adequate financing to fund acquisitions and development activities, (x) the dependence of the Company's performance and value on real estate industry conditions and the condition of the economy in general, (xi) taxation of the Company as a corporation if it fails to qualify as a REIT and the taxation of the Operating Partnership as a corporation if it were deemed not to be a partnership for income tax purposes, (xii) provisions of the Company's organizational documents, including restrictions on ownership of more than 9.8% of the outstanding Common Shares, which may make a change in control of the Company more difficult to achieve and (xiii) the effect of market interest rates on the price of the Company's Common Shares. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any change in events or circumstances or in the Company's expectations.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

        (b) Reports of Form 8-K. No reports on Form 8-K have been filed for the quarter ended March 31, 1998.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LASALLE HOTEL PROPERTIES




Dated:  June 8, 1998          BY:   /S/ JON E. BORTZ
                                    ------------------------------
                                    Jon E. Bortz
                                    President and
                                    Chief Executive Officer
                                    (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                        Description
-------                       -----------

27                            Financial Data Schedule.