Form 10-Q
period 1998-06-30
LASALLE HOTEL PROPERTIES
filed 1998-08-14
CIK 1053532

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                  OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM __________ TO __________


                    Commission file number 1-14045



                       LASALLE HOTEL PROPERTIES
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)



             Maryland                           36-4219376
      -------------------------     ---------------------------------
      (State or other jurisdic-     (IRS Employer Identification No.)
      tion of incorporation or
      organization)



1401 Eye Street, NW, Suite 900, Washington, D.C.         20005
------------------------------------------------       ----------
    (Address of principal executive office)            (Zip Code)



Registrant's telephone number, including area code 202/222-2600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [  X  ]   No [     ]

Indicate the number of common shares of beneficial interest of each class outstanding as of the latest practicable date.

                                               Outstanding at
               Class                           August 12, 1998
               -----                           ---------------

     Common Stock ($0.01 par value)              15,224,580

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk. . . . . . . . . . . . . . . . . . . .

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .

Item 2.    Changes in Securities and Use of Proceeds. . . . .

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .

Item 4.    Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . .

Item 5.    Other Matters. . . . . . . . . . . . . . . . . . .

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .

                       LA SALLE HOTEL PROPERTIES

                      CONSOLIDATED BALANCE SHEET

             (Dollars in thousands, except per share data)
                              (Unaudited)


                                                          June 30,
                                                            1998
                                                         ----------
               ASSETS
               ------

Investment in hotel properties, net . . . . . . . .      $  472,771
Investment in affiliated lessee . . . . . . . . . .              51
Cash and cash equivalents . . . . . . . . . . . . .           1,915
Restricted cash reserves. . . . . . . . . . . . . .           8,109
Rent receivable from lessees:
  Affiliated lessee . . . . . . . . . . . . . . . .           3,178
  Other lessees . . . . . . . . . . . . . . . . . .           3,434
Notes receivable. . . . . . . . . . . . . . . . . .           4,951
Deferred financing costs, net . . . . . . . . . . .           1,599
Prepaid expenses and other assets . . . . . . . . .           3,450
                                                         ----------
          Total assets. . . . . . . . . . . . . . .      $  499,458
                                                         ==========

               LIABILITIES AND
             SHAREHOLDERS' EQUITY
             --------------------

Borrowings under credit facility. . . . . . . . . .      $  162,900
Bonds payable, net. . . . . . . . . . . . . . . . .          43,456
Due to LaSalle. . . . . . . . . . . . . . . . . . .           2,420
Accounts payable and accrued expenses . . . . . . .           4,919
Minority interest in Operating Partnership. . . . .          52,535
Minority interest in other partnerships . . . . . .              10

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value, 20,000,000 shares
    authorized, no shares issued and
    outstanding at June 30, 1998. . . . . . . . . .           --
  Common shares of beneficial interest,
    $.01 par value, 100,000,000 shares
    authorized 15,224,580 shares
    issued and outstanding at
    June 30, 1998 . . . . . . . . . . . . . . . . .             152
  Additional paid-in capital. . . . . . . . . . . .         228,261
  Retained earnings . . . . . . . . . . . . . . . .           4,805
                                                         ----------
          Total shareholders' equity. . . . . . . .         233,218
                                                         ----------
          Total liabilities and
            shareholders' equity. . . . . . . . . .      $  499,458
                                                         ==========









      See accompanying notes to consolidated financial statements

                       LA SALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENT OF INCOME

    FOR THE PERIOD APRIL 29, 1998 (INCEPTION) THROUGH JUNE 30, 1998

             (Dollars in thousands, except per share data)
                              (Unaudited)



                                                    For the Period
                                                    from April 29,
                                                   1998 (inception)
                                                       through
                                                    June 30, 1998
                                                   ----------------
Revenues:
  Participating lease revenue:
    Affiliated lessee . . . . . . . . . . . . . . .   $    5,011
    Other lessees . . . . . . . . . . . . . . . . .        6,596
  Interest income:
    Affiliated lessee . . . . . . . . . . . . . . .           12
    Other lessees . . . . . . . . . . . . . . . . .           34
  Equity in income of affiliated lessee . . . . . .           13
  Other income. . . . . . . . . . . . . . . . . . .           61
                                                      ----------
        Total revenues. . . . . . . . . . . . . . .       11,727
                                                      ----------

Expenses:
  Depreciation. . . . . . . . . . . . . . . . . . .        2,431
  Real estate, personal property taxes
    and insurance . . . . . . . . . . . . . . . . .        1,196
  Ground rent . . . . . . . . . . . . . . . . . . .          262
  General and administrative. . . . . . . . . . . .          126
  Interest. . . . . . . . . . . . . . . . . . . . .        1,289
  Amortization of deferred financing costs. . . . .          106
  Advisory fee. . . . . . . . . . . . . . . . . . .          507
                                                      ----------
        Total expenses. . . . . . . . . . . . . . .        5,917
                                                      ----------

Income before minority interest . . . . . . . . . .        5,810
Minority interest in Operating Partnership. . . . .        1,005
                                                      ----------
Net income applicable to common shareholders. . . .   $    4,805
                                                      ==========

Net income applicable to common shareholders
  per weighted average common share
  outstanding - basic and diluted . . . . . . . . .   $     0.32
                                                      ==========

Weighted average number of common shares
  outstanding - basic and diluted . . . . . . . . .   15,165,673
                                                      ==========










      See accompanying notes to consolidated financial statements

                       LA SALLE HOTEL PROPERTIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS

    FOR THE PERIOD APRIL 29, 1998 (INCEPTION) THROUGH JUNE 30, 1998

             (Dollars in thousands, except per share data)
                              (Unaudited)


                                                    For the Period
                                                    from April 29,
                                                   1998 (inception)
                                                       through
                                                    June 30, 1998
                                                  -----------------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . .    $   4,805
  Adjustments to reconcile net income to net cash
   flow provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . .        2,431
    Amortization of deferred financing fees . . . .          106
    Bond premium amortization . . . . . . . . . . .          (24)
    Minority interest in Operating Partnership. . .        1,005
    Equity in income of Affiliated Lessee . . . . .          (13)
  Changes in assets and liabilities:
    Rent receivable from lessees. . . . . . . . . .       (6,612)
    Prepaid expenses and other assets . . . . . . .       (2,742)
    Due to LaSalle. . . . . . . . . . . . . . . . .        2,420
    Accounts payable and accrued expenses . . . . .          304
                                                      ----------
          Net cash flow provided by
            operating activities. . . . . . . . . .        1,680
                                                      ----------

Cash flows from investing activities:
  Acquisitions of hotel properties. . . . . . . . .     (384,353)
  Improvements and additions to hotel properties. .         (379)
  Funding of notes receivable . . . . . . . . . . .       (4,951)
  Funding of restricted cash reserves . . . . . . .       (8,488)
  Proceeds from restricted cash reserves. . . . . .          379
  Proceeds from minority interest in other
    partnerships. . . . . . . . . . . . . . . . . .           10
                                                      ----------
          Net cash flow used in
            investing activities. . . . . . . . . .     (397,782)
                                                      ----------

Cash flows from financing activities:
  Borrowings under credit facility. . . . . . . . .      162,900
  Payment of deferred financing costs . . . . . . .       (1,702)
  Proceeds from issuance of common shares . . . . .      257,601
  Offering costs paid . . . . . . . . . . . . . . .      (20,782)
                                                      ----------
          Net cash flow provided by
            financing activities. . . . . . . . . .      398,017
                                                      ----------

Net change in cash and cash equivalents . . . . . .        1,915
Cash and cash equivalents at beginning of period. .        --
                                                      ----------

Cash and cash equivalents at end of period. . . . .   $    1,915
                                                      ==========




      See accompanying notes to consolidated financial statements

                       LA SALLE HOTEL PROPERTIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE PERIOD APRIL 29, 1998 (INCEPTION) THROUGH JUNE 30, 1998
             (Dollars in thousands, expect per share data)

                              (Unaudited)



1.   ORGANIZATION AND INITIAL PUBLIC OFFERING

     LaSalle Hotel Properties (the Company) was organized in the state of Maryland on January 15, 1998. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Company was formed to own hotel properties and to continue and expand the hotel investment activities of LaSalle Partners Incorporated and certain of its affiliates (collectively LaSalle). On April 23, 1998, the Company's Registration Statement on Form S-11 was declared effective. The Company had no operations prior to April 29, 1998. On April 29, 1998, the Company completed an initial public offering of 14,200,000 common shares of beneficial interest (the Initial Offering). The offering price of all shares sold was $18 per common share, resulting in gross proceeds of $255,600 and net proceeds (less the underwriters' discount and offering expenses) of approximately $ 234,268. The Company contributed all of the net proceeds of the Initial Offering to LaSalle Hotel Operating Partnership, L.P., a limited partnership (the Operating Partnership), in exchange for an approximate 82.6% general partnership interest in the Operating Partnership. The Operating Partnership used the net proceeds from the Company, the issuance of additional common shares of the Company and the issuance of limited partnership interests, representing approximately 17.4% of the Operating Partnership, to acquire ten upscale and luxury full service hotels (the Initial Hotels).

     As of June 30, 1998, the Company owned interests in 12 hotels with an aggregate of 4,120 suites/rooms (the Hotels) located in nine states. The Company owns 100% equity interests in 11 of the hotels and a 95% interest in a partnership which owns one hotel. All of the Hotels are leased under participating leases (Participating Leases) which provide for rent based on hotel revenues and are managed by independent hotel operators (Hotel Operators). Eight of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and four of the Hotels are leased to LaSalle Hotel Lessee, Inc. (the Affiliated Lessee).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements and related notes have been prepared in accordance with the financial information and accounting policies described in the Company's Registration Statement on Form S-11 (333-45647) filed with the Securities and Exchange Commission. Readers of this quarterly report should refer to that financial information, as certain footnote disclosures, which would substantially duplicate those contained in the Registration Statement, have been omitted from this report.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations and its cash flows for the period from April 29, 1998 (inception) through June 30, 1998.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

     USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INVESTMENT IN HOTEL PROPERTIES

     Hotel properties are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 22-30 years for buildings and improvements and 2-5 years for furniture, fixtures and equipment.

     The Company periodically reviews the carrying value of each Hotel to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows. The Company does not believe that there are any factors or circumstances indicating impairment of any of its investment in Hotels.

     INVESTMENT IN AFFILIATED LESSEE

     The Company owns a 9% interest in the Affiliated Lessee in which the Company together with LaSalle and LPI Charities, a charitable corporation organized under the laws of the state of Illinois, make all material decisions concerning the business affairs and operations. Accordingly, the Company does not control the Affiliated Lessee and carries its investment at cost, plus its equity in net earnings, less distributions received since the date of inception.

     CASH AND CASH EQUIVALENTS

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

     DEFERRED FINANCING FEES

     Deferred financing fees are recorded at cost and are amortized over the three-year term of the related credit facility. Accumulated amortization at June 30, 1998 was $ 103.

     DISTRIBUTIONS

     The Company intends to pay regular quarterly distributions to its shareholders as directed by the Board of Trustees. The Company's ability to pay distributions will be dependent on the receipt of distributions from the Operating Partnership.

     REVENUE RECOGNITION

     The Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective Participating Leases. Participating rent is recognized based on quarterly thresholds, pursuant to the lease agreements, to the extent that the tenants have exceeded their minimum thresholds (see
Note 7).

     MINORITY INTEREST

     Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

     Minority interest in the Subsidiary Partnership (as defined in Note 3) represents the limited partner's proportionate share of the equity in the Subsidiary Partnership. Income is allocated to minority interest based on the limited partner's percentage ownership throughout the period, subject to minimum returns to the Operating Partnership, as defined in the partnership agreement.

     INCOME TAXES

     The Company intends to qualify as a REIT under the Internal Revenue Code (the Code), and will therefore not be subject to corporate income taxes. Accordingly, no provision for income taxes has been included in the accompanying consolidated financial statements.

     EARNINGS PER SHARE

     The Company's basic and diluted earnings per share for the period from April 29, 1998 (inception) through June 30, 1998 is $0.32.

     Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during the period. There was no adjustment to either the weighted average shares outstanding or the reported amounts of income in computing diluted earnings per share because the unexercised stock options were anti-dilutive. The weighted average number of shares used in determining basic and diluted earnings per share was 15,165,673 for the period from April 29, 1998 (inception) through June 30, 1998.

     The outstanding limited partners' units in the Operating Partnership have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.

3.   ACQUISITION OF HOTEL PROPERTIES

     The Initial Hotels were previously owned by various limited and general partnerships (the Existing Partnerships). In conjunction with the Initial Offering and the related formation transactions, the Initial Hotels, except for Radission Hotel South and Plaza Tower (previously owned by LRP Bloomington Limited Partnership), were purchased by the Company from their Existing Partnerships and were accounted for as purchase transactions. LRP Bloomington Limited Partnership, the Existing Partnership that retained the largest number and percentages of voting rights of the Company after the formation transactions, was designated as the predecessor for accounting purposes. Therefore, the Company maintained carry-over basis for the accounting of the purchase of the Radisson Hotel South and Plaza Tower.

     In June 1998, the Company acquired an interest in the San Diego Princess Resort (the San Diego Property) through a subsidiary partnership, LHO Mission Bay Hotel, L.P. (the Subsidiary Partnership). The Subsidiary Partnership is a limited partnership of which the Operating Partnership holds an approximate 95.1% general partnership interest. The 462-room San Diego Property was renamed the San Diego Paradise Point Resort.

     The San Diego Property was acquired for an aggregate purchase price of $73 million funded with proceeds from a borrowing under the Company's 1998 Credit Facility and from the proceeds of the sale of 112,458 common shares of beneficial interest to the limited partner of the Subsidiary Partnership who will also operate the San Diego Property pursuant to the terms of a participating lease.

     Also in June 1998, the Company acquired a 100% interest in the 270-room Harborside Hyatt Conference Center & Hotel in Boston (the Boston Property) through an indirect subsidiary, LHO Harborside Hotel, L.L.C. (the Subsidiary LLC). The Subsidiary LLC is a limited liability company, of which the Operating Partnership is the sole member.

     The Boston Property was acquired for an aggregate purchase price of $73.5 million, including the $40 million of existing tax exempt industrial revenue bonds to which the Boston Property remains subject. The remainder of the purchase price was funded with proceeds from a borrowing under the Company's 1998 Credit Facility. Hyatt Hotels Corporation will continue to operate the Boston Property under an existing management agreement.

4.   INVESTMENT IN HOTEL PROPERTIES

     Investment in hotel properties as of June 30, 1998 consists of the following:

         Land . . . . . . . . . . . . . . . . . .    $ 50,815
         Buildings and improvements . . . . . . .     387,322
         Furniture, fixtures and equipment. . . .      37,065
                                                     --------
                                                      475,202
         Accumulated depreciation . . . . . . . .       2,431
                                                     --------
                                                     $472,771
                                                     ========

     The Hotels are located in California (3), Texas, Nebraska, Minnesota, Louisiana, Florida (2), New Jersey, New York and Massachusetts.

5.   LONG-TERM DEBT

     CREDIT FACILITY

     In April 1998, the Company obtained a three-year commitment for a $200 million senior unsecured revolving credit facility (the 1998 Credit Facility) to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. At June 30, 1998 the interest rate was approximately 7.07% for LIBOR borrowings. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 1998. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 20 basis points. The Company has incurred an unused commitment fee of approximately $36 for the period from April 29, 1998 (inception) through June 30, 1998. The 1998 Credit Facility matures on April 30, 2001 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. As of June 30, 1998, the Company had outstanding borrowings against the 1998 Credit Facility of $162,900.

     BONDS PAYABLE

     On June 24, 1998 the Company, through the Subsidiary LLC, acquired the Boston Property subject to $40,000 principal amount of special project revenue bonds (Massport Bonds) previously issued under the loan and trust agreement with the Massachusetts Port Authority (Massport), as amended (Massport Bond Agreement). In conjunction with the Massport Bonds, the Company recorded a premium of $3,480. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the period June 24, 1998 through June 30, 1998 totaled $54. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

    Under the terms of the Massport Bond Agreement, certain cash reserves are required to be held in trust for payments of interest, credit enhancement fees and ground rent. As of June 30, 1998, these reserves totaled $5,370 and are included in Restricted Cash Reserves.

     In addition, the Massport Bond Agreement was supplemented by a credit enhancement agreement (the Massport Credit Enhancement Agreement). Pursuant to the Massport Credit Enhancement Agreement, certain funds have been set aside by Massport to provide additional deficit funding if the amounts held in trust by the Company are not sufficient to cover the debt service requirements on the outstanding Massport Bonds. In consideration for the Massport Credit Enhancement Agreement, the Company is required to pay an annual enhancement fee of $150, payable March 1 and September 1.

6.   SHAREHOLDERS' EQUITY

     COMMON SHARES OF BENEFICIAL INTEREST

     In connection with the purchase of the San Diego Property (see
Note 3), the sole limited partner in the Subsidiary Partnership (which is an affiliate of the hotel operator) acquired 112,458 common shares of beneficial interest from the Company for a purchase price of $2 million. The purchase and sale of the common shares was a condition to the selection of the affiliate of the limited partner as operator of the San Diego Property, and the common shares have been pledged to the Operating Partnership to secure the limited partner's obligations under the Participating Lease.

     As of June 30, 1998 the Company has reserved 757,000 common shares for future issuance under the 1998 Share Option and Incentive Plan, a total of 1,280,569 common shares for future issuance pursuant to rights issued in connection with the Initial Offering, the acquisition of the Initial Hotels and the formation of the Company, and 3,181,723 common shares for issuance upon the conversion of the limited partners' interests in Operating Partnership units.

     OPERATING PARTNERSHIP UNITS

     The outstanding units of limited partnership interest in the Operating Partnership (Units) are redeemable at the option of the holder for a like number of common shares of the Company or, at the option of the Company, for the cash equivalent thereof.

7.   PARTICIPATING LEASES

     The Participating Leases have noncancelable remaining terms ranging from six to 11 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Participating Lease is the greater of base rent, as defined, or participating rent. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index (CPI) published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating rents applicable to food and beverage revenues are calculated by multiplying fixed percentages by the total amounts of such revenues. Participating Lease revenue for the period from April 29, 1998 (inception) through June 30, 1998 was $11,607, of which approximately $4,350 was in excess of base rent.

     Future minimum rentals (without reflecting future CPI increases) to be received by the Company pursuant to the Participating Leases for the remainder of 1998 and for each of the years in the period 1999 to 2003 and in total thereafter as follows:

                 Remainder of 1998. . . . . . . . .   $ 23,475
                 1999 . . . . . . . . . . . . . . .     48,393
                 2000 . . . . . . . . . . . . . . .     48,224
                 2001 . . . . . . . . . . . . . . .     48,224
                 2002 . . . . . . . . . . . . . . .     48,224
                 2003 . . . . . . . . . . . . . . .     48,272
                 Thereafter . . . . . . . . . . . .    214,383


8.   ADVISORY AGREEMENT

     Upon completion of the Initial Offering, the Company entered into an advisory agreement (the Advisory Agreement) with LaSalle Hotel Advisors, Inc. (the Advisor), a wholly owned subsidiary of LaSalle, to provide acquisition, investment management, advisory and administrative services for the Company. The initial term of the Advisory Agreement extends through December 31, 1999, subject to successive, automatic one year renewals unless terminated according to the terms of the Advisory Agreement. The Company may terminate the Advisory Agreement without termination fees or penalties upon notice given at least 180 days prior to the end of the then current term of the Advisory Agreement.

     The Advisory Agreement provides for payment of a base fee, payable quarterly, starting at 5% of the first $100 million of net operating income
(NOI) (as defined). The percentage of NOI used to calculate the base fee is reduced by .2% for every incremental $125 million of NOI above $100 million until $600 million, at which point any excess NOI above $600 million is subject to a base fee of 4%.

     In addition, the Advisory Agreement provides for payment of an annual incentive fee to be paid by the Company in arrears. The annual incentive fee is equal to 25% of the product of (i) the amount by which the funds from operations (FFO) per common share/Unit (as defined) for the calendar year then ended (the Measurement Year) exceeds a growth rate of 7% per annum of the FFO per common share/Unit for the prior calendar year and (ii) the common shares/Units outstanding for the Measurement Year. For partial years, the incentive fee shall be calculated on a pro rata basis for only that portion of the year that the Advisory Agreement was in effect.
Payment of the incentive fee will be in common shares or Units at the option of the Advisor.

9.   SHARE OPTION AND INCENTIVE PLAN

     In April 1998, the Board of Trustees adopted and the then current shareholder approved the 1998 Share Option and Incentive Plan (the 1998
SIP) which is currently administered by the Compensation Committee of the Board of Trustees. The Advisor and its employees and the Hotel Operators and their employees generally are eligible to participate in the 1998 SIP. Independent Trustees continuing in office after an annual meeting of shareholders of the Company receive automatic annual grants of options to purchase 1,000 common shares at a per share exercise price equal to the fair market value of a common share on the date of the meeting.

     The 1998 SIP authorizes, among other things, (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash Trustees' fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation. The exercise price of share options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the common shares on the date of grant. As of June 30, 1998, the Company has authorized 757,000 shares for issuance under the 1998 SIP, of which 711,000 shares are available for future grants.

10.  AFFILIATED LESSEE

     A significant portion of the Company's participating lease revenue is derived from the Participating Leases with the Affiliated Lessee. Certain condensed financial information, related to the Affiliated Lessee's financial statements, is as follows:

                                                    June 30, 1998
                                                  -----------------
Balance Sheet Information:
  Cash and cash equivalents . . . . . . . . . . . .     $  3,675
  Total assets. . . . . . . . . . . . . . . . . . .       10,876
  Due to LaSalle Hotel Properties . . . . . . . . .        3,178
  Notes payable to LaSalle Hotel Properties . . . .        1,500
  Shareholders' equity. . . . . . . . . . . . . . .          566
  Total liabilities and shareholders' equity. . . .       10,876

                                                 For the Period from
                                                   April 29, 1998
                                                 (inception) through
                                                   June 30, 1998
                                                 -------------------

Statement of Operations Information:
  Total revenues. . . . . . . . . . . . . . . . . .      $17,003
  Participating lease expense . . . . . . . . . . .        5,011
  Net income. . . . . . . . . . . . . . . . . . . .          141

11.  SUPPLEMENTAL CASH FLOW DISCLOSURE
                                                 For the Period from
                                                   April 29, 1998
                                                 (inception) through
                                                   June 30, 1998
                                                 -------------------

Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . .     $  1,160
  Accrued offering costs. . . . . . . . . . . . . .          550

In conjunction with the hotel acquisitions, the
 Company assumed the following assets and
 liabilities:
  Purchase of real estate . . . . . . . . . . . . .     $474,823
  Adjustment required to reflect predecessor's
    basis . . . . . . . . . . . . . . . . . . . . .       33,012
  Liabilities, net of other assets. . . . . . . . .       (3,316)
  Bonds payable . . . . . . . . . . . . . . . . . .      (43,480)
  Issuance of shares/units. . . . . . . . . . . . .      (76,686)
                                                        --------
  Investment in hotel properties. . . . . . . . . .     $384,353
                                                        ========

12.  COMMITMENTS AND CONTINGENCIES

     Three of the Hotels are subject to ground leases under noncancelable operating leases with terms ranging out to May 2081. Total lease expense for the period April 29, 1998 (inception) through June 30, 1998 was $262. Future minimum lease payments are as follows:

                Remainder of 1998 . . . . . . . . .    $   882
                1999. . . . . . . . . . . . . . . .      1,763
                2000. . . . . . . . . . . . . . . .      1,763
                2001. . . . . . . . . . . . . . . .      1,763
                2002. . . . . . . . . . . . . . . .      1,763
                2003. . . . . . . . . . . . . . . .      1,763
                Thereafter. . . . . . . . . . . . .     79,103
                                                       -------
                                                       $88,800
                                                       =======

     The Company is obligated to make funds available to the Hotels for capital expenditures (the Reserve Funds), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $12.1 million at June 30, 1998, of which $2.8 million is available in restricted cash reserves for future capital expenditures. Purchase orders totaling approximately $ 4.4 million have been issued for renovations at two of the Hotels. The Company has committed to both projects and anticipates making similar arrangements with the existing Hotels or any future hotels that it may acquire.

     The nature of the operations of the Hotels expose them to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect that the ultimate resolution of these matters to have a material adverse effect on the financial position, operations or liquidity of the Hotels.

     On behalf of the Company, the Advisor is currently exploring the purchase of additional full service hotel properties located primarily in convention, resort, urban and major business markets. From time to time, the Company may enter into purchase contracts for the acquisition of hotel properties. The consummation of each acquisition will be subject to satisfactory completion of due diligence.

13.  RELATED PARTY TRANSACTIONS

     At June 30, 1998, the Company had a payable to LaSalle of $2,420, primarily for the reimbursement of Initial Offering costs and subsequent acquisition costs incurred on behalf of the Company.

14.  PRO FORMA FINANCIAL INFORMATION

     The pro forma financial information set forth below is presented as if
(i) the Initial Offering and the related formation transactions and (ii) the acquisitions of the hotels discussed in Note 3 had been consummated and leased as of January 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Initial Offering and the related formation transactions and the acquisitions had been consummated as of January 1, 1997, nor does it purport to represent the results of operations for future periods.
                                                   For the
                                               Six Months Ended
                                                   June 30,
                                             ----------------------

                                                1998         1997
                                             ----------  ----------
Total revenues. . . . . . . . . . . . . . .  $   36,825      32,087
                                             ----------  ----------
Depreciation. . . . . . . . . . . . . . . .      10,026      10,026
Real estate and personal property taxes
  and insurance . . . . . . . . . . . . . .       3,733       3,608
General and administrative. . . . . . . . .         345         345
Interest expense. . . . . . . . . . . . . .       7,558       7,943
Amortization of deferred financing costs. .         303         300
Advisory fees . . . . . . . . . . . . . . .       1,873       1,605
Ground rent . . . . . . . . . . . . . . . .       1,531       1,381
                                             ----------  ----------
Income before minority interest . . . . . .      11,456       6,879
Minority interest . . . . . . . . . . . . .       1,980       1,189
                                             ----------  ----------
Net income applicable to
  common shareholders . . . . . . . . . . .  $    9,476       5,690
                                             ==========  ==========

Net income applicable to common
  shareholders per share -
  basic and diluted . . . . . . . . . . . .  $     0.62        0.37
                                             ==========  ==========
Weighted average number of common
  shares outstanding -
  basic and diluted . . . . . . . . . . . .  15,224,580  15,224,580
                                             ==========  ==========


                                                  For the
                                                 Year Ended
                                                December 31,
                                                   1997
                                                ------------
Total revenues. . . . . . . . . . . . . . .       $   70,736
                                                  ----------
Depreciation. . . . . . . . . . . . . . . .           20,219
Real estate and personal property taxes
  and insurance . . . . . . . . . . . . . .            7,302
General and administrative. . . . . . . . .              689
Interest expense. . . . . . . . . . . . . .           15,887
Amortization of deferred financing costs. .              601
Advisory fees . . . . . . . . . . . . . . .            3,612
Ground rent . . . . . . . . . . . . . . . .            2,550
                                                  ----------
Income before minority interest . . . . . .           19,876
Minority interest . . . . . . . . . . . . .            3,436
                                                  ----------
Net income applicable to
  common shareholders . . . . . . . . . . .       $   16,440
                                                  ==========
Net income applicable to common
  shareholders per share -
  basic and diluted . . . . . . . . . . . .       $     1.08
                                                  ==========
Weighted average number of common
  shares outstanding - basic and diluted. .       15,224,580
                                                  ==========

15.  PREDECESSOR INFORMATION

     Pursuant to SEC regulations which require the presentation of predecessor financial information for corresponding periods of the preceding year, the following information represents condensed balance sheet information as of December 31, 1997 and condensed statements of operations and cash flows information of LRP Bloomington Limited Partnership for the three and six month ended June 30, 1997 and for the period from January 1, 1998 through April 28, 1998, which is considered to be the predecessor of the Company.

           LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)
                             BALANCE SHEET
               (Unaudited, Dollar Amounts in Thousands)


                                                       December 31,
                                                           1997
                                                       ------------

ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . .      $  1,744
  Guest and trade receivables, less allowance for
   doubtful accounts of $34 . . . . . . . . . . . . .           976
  Inventories . . . . . . . . . . . . . . . . . . . .           288
  Prepaid expenses and other current assets . . . . .           439
                                                           --------
     Total current assets . . . . . . . . . . . . . .         3,447
                                                           --------

  Investment in hotel, at cost. . . . . . . . . . . .        35,539
  Less:  accumulated depreciation . . . . . . . . . .        (6,074)
                                                           --------
     Net investment in hotel property . . . . . . . .        29,465
                                                           --------
  Deferred charges, net of accumulated amortization
   of $142. . . . . . . . . . . . . . . . . . . . . .           199
  Restricted cash reserves. . . . . . . . . . . . . .           490
                                                           --------
      Total Assets. . . . . . . . . . . . . . . . . .      $ 33,601
                                                           ========

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . .      $    497
  Accrued expenses and other liabilities. . . . . . .         1,169
  Current installments of long-term debt. . . . . . .           863
                                                           --------
      Total current liabilities . . . . . . . . . . .         2,529
                                                           --------
  Long-term debt, excluding current installments. . .        23,667
                                                           --------
 Commitments and contingencies
     Total Liabilities                                       26,196
                                                           --------

  Partners' capital . . . . . . . . . . . . . . . . .         7,405
                                                           --------
     Total Liabilities and Equity . . . . . . . . . .      $ 33,601
                                                           ========

           LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)
                        STATEMENT OF OPERATIONS
               (Unaudited, Dollar Amounts in Thousands)


                                                 For the period from
                                                   January 1, 1998
                                                       through
                                                   April 28, 1998
                                                --------------------
REVENUES
Rooms . . . . . . . . . . . . . . . . . . . .           $ 4,285
Food & beverage . . . . . . . . . . . . . . .             3,459
Telephone . . . . . . . . . . . . . . . . . .               124
Other . . . . . . . . . . . . . . . . . . . .               537
                                                        -------
     Total Revenue. . . . . . . . . . . . . .             8,405
                                                        -------

EXPENSES
Departmental expenses:
  Rooms . . . . . . . . . . . . . . . . . . .             1,096
  Food & beverage . . . . . . . . . . . . . .             2,379
  Telephone . . . . . . . . . . . . . . . . .                88
  Other operating departments . . . . . . . .               307
  General & administrative. . . . . . . . . .               571
  Sales and marketing . . . . . . . . . . . .               435
  Real estate and personal property taxes . .               405
  Property operations and management. . . . .               400
  Management fees . . . . . . . . . . . . . .               336
  Energy. . . . . . . . . . . . . . . . . . .               292
  Insurance . . . . . . . . . . . . . . . . .                71
  Other fixed expenses. . . . . . . . . . . .                73
  Interest expense. . . . . . . . . . . . . .               833
  Depreciation and amortization . . . . . . .             1,196
  Advisory fees . . . . . . . . . . . . . . .                53
                                                        -------
     Total Expenses . . . . . . . . . . . . .             8,535
                                                        -------
Net Loss. . . . . . . . . . . . . . . . . . .           $  (130)
                                                        =======

           LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)
                       STATEMENTS OF OPERATIONS
               (Unaudited, Dollar Amounts in Thousands)


                                        For the Three     For the Six
                                        Months Ended      Months Ended
                                        June 30, 1997    June 30, 1997
                                       --------------    -------------

REVENUES
Rooms . . . . . . . . . . . . . . .          $ 3,579          $ 6,326
Food & beverage . . . . . . . . . .            2,478            4,872
Telephone . . . . . . . . . . . . .              132              225
Other . . . . . . . . . . . . . . .              389              720
                                             -------          -------
     Total Revenue. . . . . . . . .            6,578           12,143
                                             -------          -------

EXPENSES
Departmental expenses:
  Rooms . . . . . . . . . . . . . .              863            1,602
  Food & beverage . . . . . . . . .            1,712            3,410
  Telephone . . . . . . . . . . . .               77              141
  Other operating departments . . .              237              451
  General & administrative. . . . .              413              791
  Sales and marketing . . . . . . .              301              582
  Real estate and personal property
   taxes. . . . . . . . . . . . . .              342              640
  Property operations and management             279              565
  Management fees . . . . . . . . .              264              486
  Energy. . . . . . . . . . . . . .              174              379
  Insurance . . . . . . . . . . . .              109              219
  Other fixed expenses. . . . . . .               98              123
  Interest expense. . . . . . . . .              624            1,226
  Depreciation and amortization . .              782            1,531
  Advisory fees . . . . . . . . . .               40               80
                                             -------          -------
     Total Expenses . . . . . . . .            6,315           12,226
                                             -------          -------
Net Earnings (Loss) . . . . . . . .          $   263          $   (83)
                                             =======          =======

           LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)
                        STATEMENT OF CASH FLOWS
               (Unaudited, Dollar Amounts in Thousands)


                                                 For the period from
                                                   January 1, 1998
                                                       through
                                                   April 28, 1998
                                                --------------------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . .           $  (130)
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
   Depreciation and amortization. . . . . . .             1,196
   Changes in assets and liabilities:
     Guest and trade receivables, net . . . .              (284)
     Inventories. . . . . . . . . . . . . . .                 8
     Prepaid expenses and other current assets             (367)
     Accounts payable . . . . . . . . . . . .              (133)
     Accrued expenses and other liabilities .               515
                                                        -------
        Net cash provided by operating
          activities. . . . . . . . . . . . .               805
                                                        -------

Cash flows from investing activities:
  Proceeds from restricted cash reserves. . .               148
  Capital improvement expenditures. . . . . .              (611)
                                                        -------
       Net cash used in investing activities.              (463)
                                                        -------

Cash flows from financing activities:
  Principal payments on long-term debt. . . .              (145)
                                                        -------
       Net cash used in financing activities.              (145)
                                                        -------

Increase in cash and cash equivalents . . . .               197
  Cash and cash equivalents, beginning of
    period. . . . . . . . . . . . . . . . . .             1,744
                                                        -------
  Cash and cash equivalents, end of period. .           $ 1,941
                                                        =======

Cash paid for interest. . . . . . . . . . . .           $   833
                                                        =======

           LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)
                        STATEMENT OF CASH FLOWS
               (Unaudited, Dollar Amounts in Thousands)


                                                       For the Six
                                                       Months Ended
                                                      June 30, 1997
                                                     ---------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . .            $  (83)
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
   Depreciation and amortization. . . . . . . .             1,531
   Changes in assets and liabilities:
     Guest and trade receivables, net . . . . .              (176)
     Inventories. . . . . . . . . . . . . . . .                 6
     Prepaid expenses and other current assets.               271
     Accounts payable . . . . . . . . . . . . .                58
     Accrued expenses and other liabilities . .               188
                                                          -------
        Net cash provided by operating
          activities. . . . . . . . . . . . . .             1,795
                                                          -------

Cash flows from investing activities:
  Proceeds from restricted cash reserves. . . .               290
  Capital improvement expenditures. . . . . . .              (821)
                                                          -------
       Net cash used in investing activities. .              (531)
                                                          -------

Cash flows from financing activities:
  Distributions . . . . . . . . . . . . . . . .              (366)
  Principal payments on long-term debt. . . . .              (375)
                                                          -------
       Net cash used in financing activities. .              (741)
                                                          -------

Increase in cash and cash equivalents . . . . .               523
  Cash and cash equivalents, beginning of
    period. . . . . . . . . . . . . . . . . . .               346
                                                          -------
  Cash and cash equivalents, end of period. . .           $   869
                                                          =======

Cash paid for interest. . . . . . . . . . . . .           $ 1,226
                                                          =======

16.  SUBSEQUENT EVENTS

     In July 1998, the Company declared a second quarter distribution (prorata for the part of the quarter beginning April 29, 1998) of $0.26 per share on its common shares of beneficial interest which is payable August 14, 1998 to shareholders of record as of the close of business on August 4, 1998.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL BACKGROUND

     LaSalle Hotel Properties (the Company) had no operations prior to April 29, 1998. On April 29, 1998, the Company completed an initial public offering of 14,200,000 common shares of beneficial interest (the Initial Offering). The offering price of all shares sold was $18 per common share, resulting in gross proceeds of $255,600 and net proceeds (less the underwriters' discount and offering expenses) of approximately $ 234,268. The Company contributed all of the net proceeds of the Initial Offering to LaSalle Hotel Operating Partnership, L.P., a limited partnership, (the Operating Partnership) in exchange for an approximate 82.6% general partnership interest in the Operating Partnership. The Operating Partnership used the net proceeds from the Company, the issuance of additional common shares of the Company and the issuance of limited partnership interests, representing approximately 17.4% of the Operating Partnership, to acquire ten upscale and luxury full service hotels (the Initial Hotels).

     As of June 30, 1998, the Company owned interests in 12 hotels with an aggregate of 4,120 suites/rooms (the Hotels) located in nine states. The Company owns 100% equity interests in 11 of the hotels and a 95% interest in a partnership which owns one hotel. All of the Hotels are leased under participating leases (Participating Leases) which provide for rent based on hotel revenues and are managed by independent hotel operators (Hotel Operators). Eight of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and four of the Hotels are leased to LaSalle Hotel Lessee, Inc. (the Affiliated Lessee).

     The following discusses: (i) the Company's actual results of operations for the period from April 29, 1998 (inception) through June 30, 1998, and (ii) the Company's pro forma results of operations for the six months ended June 30, 1998 and 1997. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this form 10-Q. The Company has not included a discussion of LRP Bloomington Limited Partnership (the Predecessor) as its financial information would not be deemed comparable to the Company. However, the Predecessor's financial information has been included in the notes to the financial statements.

     The pro forma financial information of the Company is presented as if
(i) the Initial Offering and the related formation transactions and (ii) the acquisitions of the hotels discussed in Note 3 to the financial statements had been consummated as of January 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Initial Offering and the related formation transactions and the acquisitions had been consummated and leased as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

     RESULTS OF OPERATIONS

     ACTUAL RESULTS FOR THE PERIOD APRIL 29, 1998 (INCEPTION) THROUGH JUNE 30, 1998

     The Company earned approximately $11.6 million in participating lease revenue from the Affiliated Lessee and the other lessees. The Company's expenses before minority interest, consisting principally of depreciation, property taxes, insurance, advisory fees, general and administrative expenses and interest expense was approximately $5.9 million. Minority interest in the Operating Partnership was approximately $1.0 million representing the weighted average minority interest percentage for the period April 29, 1998 (inception of operations) through June 30, 1998. Net income applicable to common shareholders was approximately $4.8 million or 41.0% of total revenues for the period.

     PRO FORMA RESULTS OF OPERATIONS FOR THE COMPANY FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

     For the six months ended June 30, 1998, the Company's pro forma total revenues would have been $36.8 million, representing a $4.7 million, or 14.8%, increase over pro forma total revenues for the six months ended
June 30, 1997 of $32.1 million. The increase for 1998 over 1997 consisting almost entirely of Participating Lease revenues, is attributable to an 8.7% increase in RevPAR for the 12 Hotels owned by the Company at June 30, 1998.

     Pro forma expenses before minority interest, consisting principally of depreciation, property taxes, insurance, advisory fees, general and administrative expenses and interest expense would have been $25.4 million for 1998, representing a $0.2 million, or .06% increase over 1997 expenses of $25.2 million. This increase is principally attributable to property taxes, insurance, ground rent and advisory fees. Property taxes and insurance would have increased from $3.6 million in 1997 to $3.7 million in 1998, or 3.5%, primarily because of inflation and the reassessment of certain Initial Hotels acquired in 1997.

     Pro forma depreciation, general and administrative expenses and interest expense would have remained relatively unchanged.

     Pro forma net income of the Company would have been $9.5 million and $5.7 million for the six months ended June 30, 1998 and 1997, respectively.

As a percentage of total revenues, net income would have been 25.7% and 17.7% in the first quarter of 1998 and 1997, respectively.

     FUNDS FROM OPERATIONS (FFO)

     The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the period from April 29, 1998 (inception) through June 30, 1998 and pro forma net income and pro forma FFO for the six months ended June 30, 1998 and 1997, respectively (in thousands):

                                                 For the period from
                                                    April 29, 1998
                                                 (inception) through
                                                    June 30, 1998
                                                 -------------------

Net income applicable to common shareholders.         $     4,805
Depreciation. . . . . . . . . . . . . . . . .               2,431
Minority interest . . . . . . . . . . . . . .               1,005
                                                      -----------
FFO . . . . . . . . . . . . . . . . . . . . .         $     8,241
                                                      ===========
FFO per common share and unit . . . . . . . .         $      0.45
                                                      ===========
Weighted average common shares and units
  outstanding . . . . . . . . . . . . . . . .          18,347,396
                                                      ===========

                                         Six Months Ended
                                             June 30,
                                    ------------------------
                                        1998         1997
                                     ----------   ----------
    Pro forma net income applicable
      to common shareholders. . . .  $    9,476   $    5,690
    Pro forma depreciation. . . . .      10,026       10,026
    Pro forma minority interest . .       1,980        1,189
                                     ----------   ----------
    Pro forma FFO . . . . . . . . .  $   21,482       16,905
                                     ==========   ==========
    Pro forma FFO per common share
      and unit. . . . . . . . . . .  $     1.17         0.92
                                     ==========   ==========
    Pro forma weighted average
      common shares and units
      outstanding . . . . . . . . .  18,406,303   18,406,303
                                     ==========   ==========

     Pro forma FFO for the six months ended June 30, 1998 would have increased $4.6 million, or 27.1%, to $21.5 million compared to $16.9 million in the six months ended June 30, 1997. The increase in pro forma FFO in 1998 is primarily attributable to the increase in participating lease revenues.

     THE HOTELS

     The following tables set forth historical comparative information with respect to occupancy, average daily rate (ADR) and room revenue per available room (RevPAR) for the ten Initial Hotels, the two Acquired Hotels and the Total Hotel Portfolio, regardless of ownership, for the six month periods ended June 30, 1998 and 1997. This information is useful in understanding the underlying changes in the pro forma participating lease revenue for the Company during the pro forma periods presented.

                                     Six Months Ended
                                         June 30,
                                  -------------------
                                    1998        1997     Variance
                                  -------     -------    --------
THE INITIAL HOTELS
------------------
  Occupancy . . . . . . . . . .      73.6%       73.5%      0.1%
  ADR . . . . . . . . . . . . .    $121.00     $112.45      7.6%
  RevPAR. . . . . . . . . . . .    $ 89.07     $ 82.69      7.7%

THE ACQUIRED HOTELS
-------------------
  Occupancy . . . . . . . . . .      72.5%       74.4%     (2.6%)
  ADR . . . . . . . . . . . . .    $167.83     $146.11     14.9%
  RevPAR. . . . . . . . . . . .    $121.64     $108.75     11.9%

THE TOTAL HOTEL PORTFOLIO
-------------------------
  Occupancy . . . . . . . . . .      73.4%       73.7%     (0.4%)
  ADR . . . . . . . . . . . . .    $129.43     $118.64      9.1%
  RevPAR. . . . . . . . . . . .    $ 95.00     $ 87.44      8.7%

     The Total Hotel Portfolio experienced an increase in RevPAR of $7.56, or 8.7%, for the six months ended June 30, 1998 compared to the same period in 1997. This increase was led by significant RevPAR percentage increases at Le Meridien Dallas, Le Meridien New Orleans, the LaGuardia Airport Marriott and the San Diego Paradise Point Resort of 15.5%, 10.6%, 11.2% and 13.5%, respectively. This increased RevPAR is a result of increases in rates for upscale and luxury full service hotel rooms due to continued favorable economic conditions throughout the United States, the favorable operating fundamentals of the Company's hotels and the markets in which they operate, the geographic diversification of the hotels and the quality of the Operators of the hotels.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its share of the Operating Partnership's cash flow from the Participating Leases. Except for the security deposits required under the Participating Leases, the Lessees' obligations under the Participating Leases are unsecured and the Lessees' abilities to make rent payments to the Operating Partnership, and the Company's liquidity, including its ability to make distributions to shareholders, will be dependent on the Lessees' abilities to generate sufficient cash flow from the operations of the Hotels.

     In April 1998, the Company entered into a $200 million senior unsecured revolving credit facility (the 1998 Credit Facility) to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. At June 30, 1998 the interest rate was approximately 7.07% for LIBOR borrowings. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 1998. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings or leverage based pricing matrix, currently set at 20 basis points. The Company incurred an unused commitment fee of approximately $36 for the period from April 29, 1998 (inception) through June 30, 1998. The 1998 Credit Facility matures on April 30, 2001 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness.

     On June 24, 1998 the Company, through the Subsidiary LLC, acquired the Boston Property subject to $40,000 principal amount of special project revenue bonds (Massport Bonds) previously issued under the loan and trust agreement with the Massachusetts Port Authority (Massport), as amended (Massport Bond Agreement). In conjunction with the Massport Bonds, the

Company recorded a premium of $3,480. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the period June 24, 1998 through June 30, 1998 totaled $54. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

     On June 30, 1998, the Company had $1,915 of cash and cash equivalents and had utilized $162.9 million outstanding under its 1998 Credit Facility.

     Net cash provided by operating activities was approximately $1.7 million for the period from April 29, 1998 (inception) through June 30, 1998 primarily due to the collections of Participating Lease revenues prior to June 30, 1998.

     Net cash used in investing activities was approximately $397.8 million for the period from April 29, 1998 (inception) through June 30, 1998 primarily due to the acquisition of the Initial Hotels, the San Diego Property and the Boston Property.

     Net cash provided by financing activities was approximately $398.0 million for the period from April 29, 1998 (inception) through June 30, 1998 primarily attributable to the net proceeds received from the IPO and the borrowings under the 1998 Credit Facility.

     During the period from April 29, 1998 (inception) through June 30, 1998, the Company granted 46,000 stock options from the 1998 SIP. These stock options vest over various periods ranging from zero to three years. The stock options have strike prices ranging from $16.00 to $18.00 per share and have expiration dates ranging from seven to ten years from date of grant.

     In connection with the purchase of the San Diego Property, the sole limited partner in the Subsidiary Partnership (which is an affiliate of the hotel operator) acquired 112,458 common shares of beneficial interest from the Company for a purchase price of $2 million. The purchase and sale of the common shares was a condition to the selection of the affiliate of the limited partner as operator of the San Diego Property, and the common shares have been pledged to the Operating Partnership to secure the limited partner's obligations under the Participating Lease.

     The Company is obligated to make funds available to the Hotels for capital expenditures (the Reserve Funds), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $12.1 million at June 30, 1998, of which $2.8 million is available in restricted cash reserves for future capital expenditures. Purchase orders totaling approximately $4.4 million have been issued for renovations at two of the Hotels. The Company has committed to both projects and anticipates making similar arrangements with the existing Hotels or any future hotels that it may acquire.

     The Board of Trustees has modified the Company's debt policy to a basis which better reflects the underlying value of the Company's properties. It is the Company's policy to incur debt only if upon such incurrence the Company's total funded indebtedness would not exceed 50% of "Aggregate Asset Value." For purposes of this policy, Aggregate Asset Value is defined as the sum of (a) for all the Company's properties owned for more than four quarters ("Seasoned Properties"), the EBITDA (reduced by the aggregate FF&E reserves for the relevant period in respect of the Seasoned

Properties) of the Seasoned Properties for the proceeding four quarters times 10, and (b) for all Properties owned for less than four quarters ("New Properties"), the investment amount (which shall include the purchase price, including assumed indebtedness, and all acquisition costs) of the New Properties and 95% of all the capital expenditures with respect to the New Properties. The Company's previous policy was based upon market capitalization, which can fluctuate from time to time and which is not necessarily an accurate measure of the value of the Company's properties. The new basis for the Company's debt policy is expected to provide a more consistent measure of the value of the Company's properties.

     The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements and property acquisitions as short-term needs that will be funded either under the 1998 Credit Facility, other indebtedness, or the issuance of additional equity securities. The Company is currently in discussions with the lenders under the 1998 Credit Facility for an increase in the amount available under that facility.

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition criteria have been achieved.

INFLATION

     The Company's revenues will come from the Participating Leases, which will result in changes in the Company's revenues based on changes in the underlying Hotels' revenues. Therefore, the Company will be relying entirely on the performance of the Hotels and the lessees' abilities to increase revenues to keep pace with inflation. Operators of hotels can change room rates quickly, but competitive pressures may limit the Lessees' and their Operators abilities to raise rates faster than inflation or even at the same rate. The average annual growth rate in ADR for the Initial Hotels for the three years ended December 31, 1997 was approximately 4.9%, which was higher than the rate of inflation as measured by the Consumer Price Index for such period. However, according to industry statistics, industry-wide annual increases in ADR failed to keep pace with inflation from 1987 to 1992.

     The Company's variable expenses are subject to inflation. These variable expenses (real estate and personal property taxes, property and casualty insurance and ground rent) are expected to grow with the general rate of inflation.

SEASONALITY

     The Hotels' operations historically have been seasonal. Eight of the Hotels maintain higher occupancy rates during the second and third quarters. The Marriott Seaview Resort generates a large portion of its revenue from golf related business and, as a result, revenues fluctuate according to the season and the weather. Holiday Inn Beachside Resort, Radisson Hotel Tampa at Sabal Park and Le Meridien New Orleans experience their highest occupancies in the first quarter. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Participating Leases.

YEAR 2000 COMPLIANCE

     Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the year 2000 from the year 1900 (commonly known as the "Year 2000 Problem"). Like other organizations, the Company could be adversely affected if the computer systems used by it or service providers do not properly address this problem prior to January 1, 2000. Currently, the Company does not anticipate that the transition to the 21st century will have any material impact on its performance. In addition, the Company has begun a process to obtain assurances from the Lessees, Operators and other service providers that they are taking all necessary steps to ensure that their computer systems will accurately reflect the year 2000, and the Company will continue to monitor the situation. At this time, however, no assurance can be given that the Company's other service providers have anticipated every step necessary to avoid any adverse effects on the Company attributable to the Year 2000 Problem.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

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

     On April 23, 1998, the Company's Registration Statement on Form S-11 (333-45647) relating to 16,330,000 of the Company's Common Shares, including 2,130,000 Common Shares subject to an over-allotment option granted to the underwriters by the Company, was declared effective by the Securities and Exchange Commission. The offering of 14,200,000 (not including the 2,130,000 Common Shares subject to the over-allotment option, which option was not exercised and has expired) Common Shares at $18.00 per share ($255.6 million in aggregate) was completed on April 29, 1998. The managing underwriters for the offering were Prudential Securities Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Legg Mason Wood Walker, Incorporated, Morgan Stanley & Co. Incorporated, NationsBanc Montgomery Securities LLC and Raymond James & Associates, Inc. Total underwriting discounts and commissions paid by the Company were $16.0 million, and financial advisory fees paid to one of the underwriters were $2.0 million. The Company estimates the other costs and expenses incurred in connection with the Initial Offering, including those incurred in connection with the formation of the Company, to be approximately $3.3 million. In connection with the Formation Transactions described in the Company's Registration Statement (No. 333-45647), the Company contributed the net proceeds of $234.3 million from the initial public offering to the Operating Partnership, and the Operating Partnership borrowed $61.4 million under the its Line of Credit. The Operating Partnership used the net proceeds of the offering and the initial borrowings under the Line of Credit as follows:

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

       .       $4.7 million was used for working capital.

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

     In connection with the purchase of the San Diego Property, WestGroup, an affiliate of Noble House, acquired 112,458 Common Shares from the Company at a per share price of $17.78438. The purchase by WestGroup was a condition to the selection of Noble House as operator of the San Diego Property, and the Common Shares have been pledged to the Operating Partnership to secure Noble House's obligations under the Participating Lease. Such sale was made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


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

       (b) Reports of Form 8-K. A report on Form 8-K dated June 1, 1998 was filed June 15, 1998, relating to the Company's acquisition of the San Diego Paradise Point Resort. The financial statements and pro forma information were in the process of being prepared, and therefore, not provided in the Form 8-K. The Company intends to file the required financial statements and information under cover of Form 8-K/A.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            LASALLE HOTEL PROPERTIES




Dated:  August 14, 1998           BY:/S/ JON E. BORTZ
                                  ------------------------------
                                  Jon E. Bortz
                                  President and
                                  Chief Executive Officer
                                  (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                      Description
-------                     -----------

3.1 Articles of Amendment and Restatement of Declaration of Trust of the Registrant

3.2                         Bylaws of the Registrant

4.1                         Common Share Purchase Right dated April 29,
1998 (LaSalle Partners)

4.2                         Common Share Purchase Right dated April 29,
1998 (Steinhardt)

4.3                         Common Share Purchase Right dated April 29,
1998 (Cargill)

10.1 Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of April 29, 1998

10.2 Advisory Agreement, dated as of April 23, 1998, by and between the Registrant and LaSalle Hotel Advisors, Inc.

10.3 Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (LaSalle Partners)

10.4 Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Steinhardt)

10.5 Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Cargill)

10.6 Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (LaSalle Partners)

10.7 Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Steinhardt)

10.8 Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Cargill)

10.9 Senior Unsecured Credit Agreement, dated as of April 23, 1998, among the Operating Partnership, Societe Generale, Southwest Agency, as Co-Arranger, Administrative Agent, and Documentation Agent, Bank of Montreal, Chicago Branch, as Co-Arranger and Syndication Agent, and the Banks.

10.10 Lease Agreement, dated as of June 24, 1998, by and between LHO Harborside Hotel, L.L.C. as Landlord, and LaSalle Hotel Lessee, Inc. as Tenant.

10.11                       Loan and Trust Agreement, dated as of
December 15, 1990, as amended and restated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership, and Shawmut Bank, N.A., as trustee.

10.12 Credit Enhancement Agreement, dated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A.

10.13 Management Agreement, dated as of February 1, 1990, by and between Logan Harborside Associates II Limited Partnership and Hyatt Corporation, and the First Amendment thereto dated as of June 27, 1991.

10.14 Leasehold Mortgage and Security Agreement, dated as of December 15, 1990, between Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A., and the First Amendment thereto dated as of June 27, 1991.

21.1                        List of subsidiaries

27.1                        Financial Data Schedule

EXHIBIT 21.1
-------------

                         LIST OF SUBSIDIARIES

1. LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership

2.  LHO Mission Bay Hotel, L.P., a California limited partnership

3.  LHO Harborside Hotel, L.L.C., a Delaware limited liability company