Form 10-Q
period 1998-09-30
LASALLE HOTEL PROPERTIES
filed 1998-11-16
CIK 1053532

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate the number of common shares of beneficial interest of each class outstanding as of the latest practicable date.

                                               Outstanding at
               Class                           November 6, 1998
               -----                           ----------------

     Common Stock ($0.01 par value)              15,224,580

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    22

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk. . . . . . . . . . . . . . . . . . . .    29

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    30

Item 2.    Changes in Securities and Use of Proceeds. . . . .    30

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    30

Item 4.    Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . .    30

Item 5.    Other Matters. . . . . . . . . . . . . . . . . . .    30

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    31

PART I    FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                       LA SALLE HOTEL PROPERTIES

                      CONSOLIDATED BALANCE SHEET

             (Dollars in thousands, except per share data)
                              (Unaudited)


                                                      September 30,
                                                          1998
                                                      -------------
               ASSETS
               ------

Investment in hotel properties, net . . . . . . . .      $  472,207
Investment in affiliated lessee . . . . . . . . . .              13
Cash and cash equivalents . . . . . . . . . . . . .           3,321
Restricted cash reserves. . . . . . . . . . . . . .           8,165
Rent receivable from lessees:
  Affiliated lessee . . . . . . . . . . . . . . . .           4,323
  Other lessees . . . . . . . . . . . . . . . . . .           4,627
Notes receivable:
  Affiliated lessee . . . . . . . . . . . . . . . .           1,500
  Other lessees . . . . . . . . . . . . . . . . . .           3,451
Deferred financing costs, net . . . . . . . . . . .           1,449
Prepaid expenses and other assets . . . . . . . . .           2,204
                                                         ----------
          Total assets. . . . . . . . . . . . . . .      $  501,260
                                                         ==========

               LIABILITIES AND
             SHAREHOLDERS' EQUITY
             --------------------

Borrowings under credit facility. . . . . . . . . .      $  162,900
Bonds payable, net. . . . . . . . . . . . . . . . .          43,142
Due to LaSalle. . . . . . . . . . . . . . . . . . .           1,541
Accounts payable and accrued expenses . . . . . . .           6,368
Minority interest in Operating Partnership. . . . .          52,824
Minority interest in other partnerships . . . . . .              10

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value, 20,000,000 shares
    authorized, no shares issued and
    outstanding at September 30, 1998 . . . . . . .           --
  Common shares of beneficial interest,
    $.01 par value, 100,000,000 shares
    authorized 15,224,580 shares
    issued and outstanding at
    September 30, 1998. . . . . . . . . . . . . . .             152
  Additional paid-in capital. . . . . . . . . . . .         228,174
  Retained earnings . . . . . . . . . . . . . . . .           6,149
                                                         ----------
          Total shareholders' equity. . . . . . . .         234,475
                                                         ----------
          Total liabilities and
            shareholders' equity. . . . . . . . . .      $  501,260
                                                         ==========


      See accompanying notes to consolidated financial statements

                       LA SALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF INCOME

             (Dollars in thousands, except per share data)
                              (Unaudited)

                                                    For the Period
                                                    from April 29,
                                    For the three  1998 (inception)
                                    months ended        through
                                    September 30,    September 30,
                                       1998               1998
                                   --------------  ----------------
Revenues:
  Participating lease revenue:
    Affiliated lessee . . . . .     $    8,736         $  13,747
    Other lessees . . . . . . .         10,881            17,477
  Interest income:
    Affiliated lessee . . . . .             21                33
    Other lessees . . . . . . .             50                84
  Equity in (loss) of
   affiliated lessee. . . . . .            (38)              (25)
  Other income. . . . . . . . .            170               231
                                    ----------        ----------
        Total revenues. . . . .         19,820            31,547
                                    ----------        ----------

Expenses:
  Depreciation. . . . . . . . .          5,470             7,901
  Real estate, personal
    property taxes
    and insurance . . . . . . .          1,972             3,168
  Ground rent . . . . . . . . .            999             1,261
  General and administrative. .            194               320
  Interest. . . . . . . . . . .          3,709             4,998
  Amortization of deferred
    financing costs . . . . . .            188               294
  Advisory fee. . . . . . . . .            869             1,376
                                    ----------        ----------
        Total expenses. . . . .         13,401            19,318
                                    ----------        ----------

Income before minority
  interest. . . . . . . . . . .          6,419            12,229
Minority interest in
  Operating Partnership . . . .          1,116             2,121
                                    ----------        ----------
Net income applicable
  to common shareholders. . . .     $    5,303        $   10,108
                                    ==========        ==========

Net income applicable
  to common shareholders
  per weighted average
  common share outstanding
  - basic and diluted . . . . .     $     0.35        $     0.66
                                    ==========        ==========

Weighted average number
  of common shares
  outstanding - basic
  and diluted . . . . . . . . .     15,244,580        15,200,637
                                    ==========        ==========




      See accompanying notes to consolidated financial statements

                       LA SALLE HOTEL PROPERTIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS

             (Dollars in thousands, except per share data)
                              (Unaudited)


                                                    For the Period
                                                    from April 29,
                                                   1998 (inception)
                                                       through
                                                    September 30,
                                                        1998
                                                  -----------------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . .    $  10,108
  Adjustments to reconcile net income to net cash
   flow provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . .        7,901
    Amortization of deferred financing fees . . . .          294
    Bond premium amortization . . . . . . . . . . .         (338)
    Minority interest in Operating Partnership. . .        2,121
    Equity in income of Affiliated Lessee . . . . .           25
  Changes in assets and liabilities:
    Rent receivable from lessees. . . . . . . . . .       (8,950)
    Prepaid expenses and other assets . . . . . . .       (1,496)
    Due to LaSalle. . . . . . . . . . . . . . . . .        1,541
    Accounts payable and accrued expenses . . . . .        2,265
                                                      ----------
          Net cash flow provided by
            operating activities. . . . . . . . . .       13,471
                                                      ----------

Cash flows from investing activities:
  Acquisitions of hotel properties. . . . . . . . .     (385,609)
  Improvements and additions to hotel properties. .       (4,029)
  Funding of notes receivable . . . . . . . . . . .       (4,951)
  Funding of restricted cash reserves . . . . . . .      (11,470)
  Proceeds from restricted cash reserves. . . . . .        3,305
  Proceeds from minority interest in other
    partnerships. . . . . . . . . . . . . . . . . .           10
                                                      ----------
          Net cash flow used in
            investing activities. . . . . . . . . .     (402,744)
                                                      ----------

Cash flows from financing activities:
  Borrowings under credit facility. . . . . . . . .      162,900
  Payment of deferred financing costs . . . . . . .       (1,702)
  Proceeds from issuance of common shares . . . . .      257,601
  Offering costs paid . . . . . . . . . . . . . . .      (21,419)
  Distributions . . . . . . . . . . . . . . . . . .       (4,786)
                                                      ----------
          Net cash flow provided by
            financing activities. . . . . . . . . .      392,594
                                                      ----------

Net change in cash and cash equivalents . . . . . .        3,321
Cash and cash equivalents at beginning of period. .        --
                                                      ----------

Cash and cash equivalents at end of period. . . . .   $    3,321
                                                      ==========




      See accompanying notes to consolidated financial statements

                       LA SALLE HOTEL PROPERTIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM APRIL 29, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 1998
             (Dollars in thousands, expect per share data)

                              (Unaudited)


1.   ORGANIZATION AND INITIAL PUBLIC OFFERING

     LaSalle Hotel Properties (the Company) was organized in the state of Maryland on January 15, 1998. The Company is a real estate investment trust (REIT) as defined in the Internal Revenue Code. The Company was formed to own hotel properties and to continue and expand the hotel investment activities of LaSalle Partners Incorporated and certain of its affiliates (collectively LaSalle). On April 23, 1998, the Company's Registration Statement on Form S-11 was declared effective. The Company had no operations prior to April 29, 1998. On April 29, 1998, the Company completed an initial public offering of 14,200,000 common shares of beneficial interest (the Initial Offering). The offering price of all shares sold was $18 per common share, resulting in gross proceeds of $255,600 and net proceeds (less the underwriters' discount and offering expenses) of approximately $ 234,181. The Company contributed all of the net proceeds of the Initial Offering to LaSalle Hotel Operating Partnership, L.P., a limited partnership (the Operating Partnership), in exchange for an approximate 82.6% general partnership interest in the Operating Partnership. The Operating Partnership used the net proceeds from the Company, the issuance of additional common shares of the Company and the issuance of limited partnership interests, representing approximately 17.4% of the Operating Partnership, to acquire ten upscale and luxury full service hotels (the Initial Hotels).

     As of September 30, 1998, the Company owned interests in 12 hotels with an aggregate of 4,120 suites/rooms (the Hotels) located in nine states. The Company owns 100% equity interests in 11 of the hotels and a 95.1% interest in a partnership which owns one hotel. All of the Hotels are leased under participating leases (Participating Leases) which provide for rent based on hotel revenues and are managed by independent hotel operators (Hotel Operators). Eight of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and four of the Hotels are leased to LaSalle Hotel Lessee, Inc. (the Affiliated Lessee).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim consolidated financial statements and related notes have been prepared in accordance with the financial information and accounting policies described in the Company's Registration Statement on Form S-11 (333-45647) filed with the Securities and Exchange Commission. Readers of this quarterly report should refer to that financial information, as certain footnote disclosures, which would substantially duplicate those contained in the Registration Statement, have been omitted from this report.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations and its cash flows for the period from April 29, 1998 (inception) through September 30, 1998.

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

     DEFERRED FINANCING FEES

     Deferred financing fees are recorded at cost and are amortized over the three-year term of the related credit facility. Accumulated amortization at September 30, 1998 was $254.

     DISTRIBUTIONS

     The Company intends to pay regular quarterly distributions to its shareholders as directed by the Board of Trustees. The Company's ability to pay distributions will be dependent on the receipt of distributions from the Operating Partnership. A second quarter distribution totaling $4,786 was paid on August 14, 1998.

     REVENUE RECOGNITION

     The Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective Participating Leases. Base and incentive participating rent is recognized based on quarterly thresholds, pursuant to the lease agreements (see Note 8).

     MINORITY INTEREST

     Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

     Minority interest in the Subsidiary Partnership (as defined in Note 4) represents the limited partner's proportionate share of the equity in the Subsidiary Partnership. Income is allocated to minority interest based on the terms of the partnership agreement.

     INCOME TAXES

     The Company intends to qualify as a REIT under the Internal Revenue Code (the Code), and will therefore not be subject to corporate income taxes. Accordingly, no provision for income taxes has been included in the accompanying consolidated financial statements.

     EARNINGS PER SHARE

     The Company's basic and diluted earnings per share for the three months ended September 30, 1998 and for the period from April 29, 1998 (inception) through September 30, 1998 was $0.35 and $0.66, respectively.

     Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during the period. There was no adjustment to either the weighted average shares outstanding or the reported amounts of income in computing diluted earnings per share because the unexercised stock options were anti-dilutive. The weighted average number of shares used in determining basic and diluted earnings per share was 15,244,580 and 15,200,637 for the three months ended September 30, 1998 and for the period from April 29, 1998 (inception) through September 30, 1998, respectively.

     The outstanding limited partners' units in the Operating Partnership have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.

3.   NEW ACCOUNTING STANDARDS

     During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Currently, the pronouncement has no impact on the Company, as the Company has not utilized derivative instruments or entered into any hedging activities.

4.   ACQUISITION OF HOTEL PROPERTIES

     The Initial Hotels were previously owned by various limited and general partnerships (the Existing Partnerships). In conjunction with the Initial Offering and the related formation transactions, the Initial Hotels, except for Radission Hotel South and Plaza Tower (previously owned by LRP Bloomington Limited Partnership), were purchased by the Company from their Existing Partnerships and were accounted for as purchase transactions. LRP Bloomington Limited Partnership, the Existing Partnership that retained the largest number and percentages of voting rights of the Company after the formation transactions, was designated as the predecessor for accounting purposes. Therefore, the Company accounted for the purchase of the Radisson Hotel South and Plaza Tower using the historical basis of accounting.

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

     The Boston Property was acquired for an aggregate purchase price of $73.5 million, including the $40 million of existing tax exempt industrial revenue bonds to which the Boston Property remains subject. The remainder of the purchase price was funded with proceeds from a borrowing under the Company's 1998 Credit Facility. Hyatt Hotels Corporation continues to operate the Boston Property under an existing management agreement.

5.   INVESTMENT IN HOTEL PROPERTIES

     Investment in hotel properties as of September 30, 1998 consists of the following:

         Land . . . . . . . . . . . . . . . . . .    $ 50,821
         Buildings and improvements . . . . . . .     388,899
         Furniture, fixtures and equipment. . . .      40,388
                                                     --------
                                                      480,108
         Accumulated depreciation . . . . . . . .       7,901
                                                     --------
                                                     $472,207
                                                     ========

     The Hotels are located in California (3), Texas, Nebraska, Minnesota, Louisiana, Florida (2), New Jersey, New York and Massachusetts.

6.   LONG-TERM DEBT

     CREDIT FACILITY

     In April 1998, the Company obtained a three-year commitment for a $200 million senior unsecured revolving credit facility (the 1998 Credit Facility) to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. At September 30, 1998 the interest rate on LIBOR borrowings was approximately 7.2%. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 1998. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 25 basis points. The Company has incurred an unused commitment fee of approximately $57 for the period from April 29, 1998 (inception) through September 30, 1998. The 1998 Credit Facility matures on April 30, 2001 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. As of September 30, 1998, the Company had outstanding borrowings against the 1998 Credit Facility of $162,900.

     BONDS PAYABLE

     On June 24, 1998 the Company, through the Subsidiary LLC, acquired the Boston Property subject to $40,000 of special project revenue bonds (Massport Bonds) previously issued under the loan and trust agreement with the Massachusetts Port Authority (Massport), as amended (Massport Bond Agreement). In conjunction with the Massport Bonds, the Company recorded a premium of $3,480, of which $3,142 remains unamortized at September 30, 1998. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the period June 24, 1998 through September 30, 1998 totaled $740. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

    Under the terms of the Massport Bond Agreement, certain cash reserves are required to be held in trust for payments of interest, credit enhancement fees and ground rent. As of September 30, 1998, these reserves totaled $4,716 and are included in Restricted Cash Reserves.

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

7.   SHAREHOLDERS' EQUITY

     COMMON SHARES OF BENEFICIAL INTEREST

     In connection with the purchase of the San Diego Property (see
Note 4), the sole limited partner in the Subsidiary Partnership (which is an affiliate of the hotel operator) acquired 112,458 common shares of beneficial interest from the Company for a purchase price of $2 million. The purchase and sale of the common shares was a condition to the selection of the affiliate of the limited partner as operator of the San Diego Property, and the common shares have been pledged to the Operating Partnership to secure the limited partner's obligations under the related Participating Lease.

     As of September 30, 1998 the Company has reserved 757,000 common shares for future issuance under the 1998 Share Option and Incentive Plan, a total of 1,280,569 common shares for future issuance pursuant to rights issued in connection with the Initial Offering, the acquisition of the Initial Hotels and the formation of the Company, and 3,181,723 common shares for issuance upon the conversion of the limited partners' interests in Operating Partnership units.

     OPERATING PARTNERSHIP UNITS

     The outstanding units of limited partnership interest in the Operating Partnership (Units) are redeemable at the option of the holder for a like number of common shares of the Company or, at the option of the Company, for the cash equivalent thereof.

8.   PARTICIPATING LEASES

     The Participating Leases have noncancelable remaining terms ranging from six to 11 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Participating Lease is the greater of base rent, as defined, or participating rent. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index (CPI) published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating rents applicable to food and beverage revenues are calculated by multiplying fixed percentages by the total amounts of such revenues. Participating Lease revenue for the period from April 29, 1998 (inception) through September 30, 1998 was $31,224, of which approximately $11,295 was in excess of base rent.

     Future minimum rentals (without reflecting future CPI increases) to be received by the Company pursuant to the Participating Leases for the remainder of 1998 and for each of the years in the period 1999 to 2003 and in total thereafter as follows:

                 Remainder of 1998. . . . . . . . .   $ 11,738
                 1999 . . . . . . . . . . . . . . .     48,393
                 2000 . . . . . . . . . . . . . . .     48,224
                 2001 . . . . . . . . . . . . . . .     48,224
                 2002 . . . . . . . . . . . . . . .     48,224
                 2003 . . . . . . . . . . . . . . .     48,272
                 Thereafter . . . . . . . . . . . .    214,383


9.   ADVISORY AGREEMENT

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

10.  SHARE OPTION AND INCENTIVE PLAN

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

     The 1998 SIP authorizes, among other things, (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash Trustees' fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation. The exercise price of share options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the common shares on the date of grant. As of September 30, 1998, the Company has authorized 757,000 shares for issuance under the 1998 SIP, of which 676,000 shares are available for future grants.

11.  AFFILIATED LESSEE

     A significant portion of the Company's participating lease revenue is derived from the Participating Leases with the Affiliated Lessee. Certain condensed financial information, related to the Affiliated Lessee's financial statements, is as follows:
                                                 September 30, 1998
                                                 ------------------
Balance Sheet Information:
  Cash and cash equivalents . . . . . . . . . . . .     $  2,598
  Total assets. . . . . . . . . . . . . . . . . . .       11,452
  Due to LaSalle Hotel Properties . . . . . . . . .        4,323
  Notes payable to LaSalle Hotel Properties . . . .        1,500
  Shareholders' equity. . . . . . . . . . . . . . .          147
  Total liabilities and shareholders' equity. . . .       11,452

                                                 For the Period from
                                                   April 29, 1998
                                                 (inception) through
                                                    September 30,
                                                        1998
                                                 -------------------
Statement of Operations Information:
  Total revenues. . . . . . . . . . . . . . . . . .     $ 43,932
  Participating lease expense . . . . . . . . . . .       13,747
  Net (loss). . . . . . . . . . . . . . . . . . . .         (278)

12.  SUPPLEMENTAL CASH FLOW DISCLOSURE
                                                 For the Period from
                                                   April 29, 1998
                                                 (inception) through
                                                    September 30,
                                                        1998
                                                 -------------------
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . .     $  4,890

In conjunction with the hotel acquisitions, the
 Company assumed the following assets and
 liabilities:
  Purchase of real estate . . . . . . . . . . . . .     $476,079
  Adjustment required to reflect predecessor's
    basis . . . . . . . . . . . . . . . . . . . . .       33,012
  Liabilities, net of other assets. . . . . . . . .       (3,316)
  Bonds payable . . . . . . . . . . . . . . . . . .      (43,480)
  Issuance of shares/units. . . . . . . . . . . . .      (76,686)
                                                        --------
  Investment in hotel properties. . . . . . . . . .     $385,609
                                                        ========

13.  COMMITMENTS AND CONTINGENCIES

     Three of the Hotels are subject to ground leases under noncancelable operating leases with terms ranging out to May 2081. Total lease expense for the period April 29, 1998 (inception) through September 30, 1998 was $1,261. Future minimum lease payments are as follows:

                Remainder of 1998 . . . . . . . . .    $   441
                1999. . . . . . . . . . . . . . . .      1,763
                2000. . . . . . . . . . . . . . . .      1,763
                2001. . . . . . . . . . . . . . . .      1,763
                2002. . . . . . . . . . . . . . . .      1,763
                2003. . . . . . . . . . . . . . . .      1,763
                Thereafter. . . . . . . . . . . . .     79,103
                                                       -------
                                                       $88,359
                                                       =======

     The Company is obligated to make funds available to the Hotels for capital expenditures (the Reserve Funds), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $11.5 million at September 30, 1998, of which $3.4 million is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approxi-mately $8.8 million have been issued for renovations at the Hotels.

     The nature of the operations of the Hotels expose them to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect that the ultimate resolution of these matters to have a material adverse effect on the financial position, operations or liquidity of the Hotels.

     On behalf of the Company, the Advisor seeks opportunities for the purchase of additional full service hotel properties located primarily in convention, resort, urban and major business markets. From time to time, the Company may enter into purchase contracts for the acquisition of hotel properties. The consummation of each acquisition will be subject to satisfactory completion of due diligence.

14.  RELATED PARTY TRANSACTIONS

     At September 30, 1998, the Company had a payable to LaSalle of $1,541, primarily for the third quarter advisory fee.

15.  PRO FORMA FINANCIAL INFORMATION

     The pro forma financial information set forth below is presented as if
(i) the Initial Offering and the related formation transactions and (ii) the acquisitions of the hotels discussed in Note 4 had been consummated and leased as of January 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Initial Offering and the related formation transactions and the acquisitions had been consummated and all the Hotels had been leased as of January 1, 1997, nor does it purport to represent the results of operations for future periods.
                                                   For the
                                               Nine Months Ended
                                                 September 30,
                                             ----------------------

                                                1998         1997
                                             ----------  ----------
Total revenues. . . . . . . . . . . . . . .  $   57,037  $   51,121
                                             ----------  ----------
Depreciation. . . . . . . . . . . . . . . .      15,123      15,123
Real estate and personal property taxes
  and insurance . . . . . . . . . . . . . .       5,705       5,282
General and administrative. . . . . . . . .         536         536
Interest expense. . . . . . . . . . . . . .      10,900      10,926
Amortization of deferred financing costs. .         563         563
Advisory fees . . . . . . . . . . . . . . .       2,896       2,582
Ground rent . . . . . . . . . . . . . . . .       2,530       2,260
                                             ----------  ----------
Income before minority interest . . . . . .      18,784      13,849
Minority interest . . . . . . . . . . . . .       3,247       2,394
                                             ----------  ----------
Net income applicable to
  common shareholders . . . . . . . . . . .  $   15,537  $   11,455
                                             ==========  ==========
Net income applicable to common
  shareholders per share -
  basic and diluted . . . . . . . . . . . .  $     1.02  $     0.75
                                             ==========  ==========
Weighted average number of common
  shares outstanding -
  basic and diluted . . . . . . . . . . . .  15,244,580  15,244,580
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
                                                  ----------

                                                  For the
                                                 Year Ended
                                                December 31,
                                                   1997
                                                ------------
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
                                                  ==========

16.  PREDECESSOR INFORMATION

     Pursuant to SEC regulations which require the presentation of predecessor financial information for corresponding periods of the preceding year, the following information represents condensed balance sheet information as of December 31, 1997 and condensed statements of operations and cash flows information of LRP Bloomington Limited Partnership, which is considered to be the predecessor of the Company, for the three and nine months ended September 30, 1997 and for the period from January 1, 1998 through April 28, 1998.

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
                                                        =======

           LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)
                       STATEMENTS OF OPERATIONS
               (Unaudited, Dollar Amounts in Thousands)


                                       For the Three     For the Nine
                                       Months Ended      Months Ended
                                       September 30,     September 30,
                                           1997              1997
                                       --------------    -------------
Revenues:
  Rooms . . . . . . . . . . . . . .         $  4,031         $ 10,357
  Food and beverage . . . . . . . .            2,215            7,087
  Telephone . . . . . . . . . . . .              131              356
  Other . . . . . . . . . . . . . .              422            1,142
                                            --------         --------
          Total revenue . . . . . .            6,799           18,942
                                            --------         --------

Expenses:
  Departmental expenses:
    Rooms . . . . . . . . . . . . .              961            2,563
    Food and beverage . . . . . . .            1,620            5,030
    Telephone . . . . . . . . . . .               75              216
    Other operating
      departments . . . . . . . . .              238              689
    General and administration. . .              421            1,212
    Sales and marketing . . . . . .              384              966
    Real estate and personal
      property taxes. . . . . . . .              300              940
    Property operations
      and management. . . . . . . .              268              833
    Management fees . . . . . . . .              272              758
    Energy. . . . . . . . . . . . .              212              591
    Insurance . . . . . . . . . . .               53              272
    Other fixed expenses. . . . . .               47              170
    Interest expense. . . . . . . .              754            1,980
    Depreciation and
      amortization. . . . . . . . .              813            2,344
    Advisory fees . . . . . . . . .               43              123
                                            --------         --------
          Total expenses. . . . . .            6,461           18,687
                                            --------         --------

Net earnings. . . . . . . . . . . .         $    338         $    255
                                            ========         ========

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
                                                        =======

           LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)
                        STATEMENT OF CASH FLOWS
               (Unaudited, Dollar Amounts in Thousands)


                                                       For the Nine
                                                       Months Ended
                                                      September 30,
                                                          1997
                                                     --------------

Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . .        $    255
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . .           2,344
    Changes in assets and liabilities:
      Guest and trade receivables, net. . . . . . .            (190)
      Inventories . . . . . . . . . . . . . . . . .              67
      Prepaid expenses and other current assets . .               1
      Accounts payable. . . . . . . . . . . . . . .             103
      Accrued expenses and other liabilities. . . .             654
                                                           --------
          Net cash provided by operating activities           3,234
                                                           --------

Cash flows from investing activities:
  Proceeds from restricted cash reserves. . . . . .             710
  Capital improvement expenditures. . . . . . . . .          (1,304)
                                                           --------
          Net cash used in investing activities . .            (594)
                                                           --------

Cash flows from financing activities:
  Distributions . . . . . . . . . . . . . . . . . .            (993)
  Principal payments on long-term debt. . . . . . .            (563)
                                                           --------
          Net cash used in financing activities . .          (1,556)
                                                           --------

Increase in cash and cash equivalents . . . . . . .           1,084
Cash and cash equivalents, beginning of period. . .             346
                                                           --------
Cash and cash equivalents, end of period. . . . . .        $  1,430
                                                           ========

Cash paid for interest. . . . . . . . . . . . . . .        $  1,980
                                                           ========

17.  SUBSEQUENT EVENTS

     On October 20, 1998, the Company declared its regular third and fourth quarter distributions of $0.375 per share on its common shares of beneficial interest. The distributions are payable on November 13, 1998 and January 15, 1998 to the shareholders of record at the close of business on October 30, 1998 and December 31, 1998, respectively.

     The Company amended its 1998 Credit Facility to provide more financing flexibility. Under the terms of the Amended and Restated Senior Unsecured Credit Agreement, as amended (the 1998 Amended Credit Facility), the Company also increased its commitment for an additional $35 million, bringing the total commitment under the facility to $235 million.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL BACKGROUND

     LaSalle Hotel Properties (the Company) had no operations prior to April 29, 1998. On April 29, 1998, the Company completed an initial public offering of 14,200,000 common shares of beneficial interest (the Initial Offering). The offering price of all shares sold was $18 per common share, resulting in gross proceeds of $255,600 and net proceeds (less the underwriters' discount and offering expenses) of approximately $234,181. The Company contributed all of the net proceeds of the Initial Offering to LaSalle Hotel Operating Partnership, L.P., a limited partnership, (the Operating Partnership) in exchange for an approximate 82.6% general partnership interest in the Operating Partnership. The Operating Partnership used the net proceeds from the Company, the issuance of additional common shares of the Company and the issuance of limited partnership interests, representing approximately 17.4% of the Operating Partnership, to acquire ten upscale and luxury full service hotels (the Initial Hotels).

     As of September 30, 1998, the Company owned interests in 12 hotels with an aggregate of 4,120 suites/rooms (the Hotels) located in nine states. The Company owns 100% equity interests in 11 of the hotels and a 95.1% interest in a partnership which owns one hotel. All of the Hotels are leased under participating leases (Participating Leases) which provide for rent based on hotel revenues and are managed by independent hotel operators (Hotel Operators). Eight of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and four of the Hotels are leased to LaSalle Hotel Lessee, Inc. (the Affiliated Lessee).

     The following discusses: (i) the Company's actual results of operations for the period from April 29, 1998 (inception) through September 30, 1998, and (ii) the Company's pro forma results of operations for the nine months ended September 30, 1998 and 1997. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this form 10-Q. The Company has not included a discussion of LRP Bloomington Limited Partnership (the Predecessor) as its financial information would not be deemed comparable to the Company. However, the Predecessor's financial information has been included in the notes to the financial statements.

     The pro forma financial information of the Company is presented as if
(i) the Initial Offering and the related formation transactions and (ii) the acquisitions of the hotels discussed in Note 4 to the financial statements had been consummated as of January 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Initial Offering and the related formation transactions and the acquisitions had been consummated and all the Hotels had been leased as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

     RESULTS OF OPERATIONS

     ACTUAL RESULTS FOR THE PERIOD APRIL 29, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 1998

     The Company earned approximately $31.2 million in participating lease revenue from the Affiliated Lessee and the other lessees. The Company's expenses before minority interest, consisting principally of depreciation, property taxes, insurance, advisory fees, general and administrative expenses and interest expense were approximately $19.3 million. Minority interest in the Operating Partnership was approximately $2.1 million representing the weighted average minority interest percentage for the period April 29, 1998 (inception of operations) through September 30, 1998.

Net income applicable to common shareholders was approximately $10.1 million or 32.0% of total revenues for the period.

     PRO FORMA RESULTS OF OPERATIONS FOR THE COMPANY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     For the nine months ended September 30, 1998, the Company's pro forma total revenues would have been $57.0 million, representing a $5.9 million, or 11.6%, increase over pro forma total revenues for the nine months ended September 30, 1997 of $51.1 million. The increase for 1998 over 1997 consisting almost entirely of Participating Lease revenues, is primarily attributable to an 5.6% increase in RevPAR for the 12 Hotels owned by the Company at September 30, 1998.

     Pro forma expenses before minority interest, consisting principally of depreciation, property taxes, insurance, advisory fees, general and administrative expenses and interest expense would have been $38.3 million for 1998, representing a $1.0 million, or 2.6% increase over 1997 expenses of $37.3 million. This increase is principally attributable to property taxes, insurance, ground rent and advisory fees. Property taxes and insurance would have increased from $5.3 million in 1997 to $5.7 million in 1998, or 8.0%, primarily because of inflation and the reassessment of certain Initial Hotels acquired in 1997.

     Pro forma depreciation, general and administrative expenses and interest expense would have remained relatively unchanged.

     Pro forma minority interest would have been $3.2 million and $2.4 million for the nine months ended September 30, 1998 and 1997, respectively.

     As a result of the above, pro forma net income of the Company would have been $15.5 million and $11.4 million for the nine months ended September 30, 1998 and 1997, respectively. As a percentage of total revenues, net income would have been 27.2% and 22.0% for the nine months ended September 30, 1998 and 1997, respectively.

     FUNDS FROM OPERATIONS (FFO)

     The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three months ended September 30, 1998 and for the period from April 29, 1998 (inception) through September 30, 1998 and pro forma net income and pro forma FFO for the nine months ended September 30, 1998 and 1997, respectively (in thousands):

                                                    For the period
                                                     from April 29,
                                  For the three    1998 (inception)
                                  months ended          through
                                  September 30,      September 30,
                                      1998               1998
                                  -------------    -----------------
Net income applicable
  to common shareholders. . . .     $     5,303              10,108
Depreciation. . . . . . . . . .           5,470               7,901
Minority interest . . . . . . .           1,116               2,121
                                    -----------          ----------
FFO . . . . . . . . . . . . . .     $    11,889              20,130
                                    ===========          ==========
FFO per common share
  and unit. . . . . . . . . . .     $      0.65                1.10
                                    ===========          ==========
Weighted average common
  shares and units
  outstanding . . . . . . . . .      18,406,303          18,382,360
                                    ===========          ==========

                                          Nine Months Ended
                                            September 30,
                                   --------------------------------
                                        1998                1997
                                    -----------          ----------
  Pro forma net income
    applicable to
    common shareholders . . . .      $   15,537              11,455
  Pro forma depreciation. . . .          15,123              15,123
  Pro forma minority
    interest. . . . . . . . . .           3,247               2,394
                                     ----------          ----------
  Pro forma FFO . . . . . . . .      $   33,907              28,972
                                     ==========          ==========
  Pro forma FFO per
    common share
    and unit. . . . . . . . . .      $     1.84                1.57
                                     ==========          ==========
  Pro forma weighted
    average common shares
    and units outstanding . . .      18,406,303          18,406,303
                                     ==========          ==========

     Pro forma FFO for the nine months ended September 30, 1998 would have increased $4.9 million, or 17.0%, to $33.9 million compared to $29.0 million in the nine months ended September 30, 1997. The increase in pro forma FFO in 1998 is primarily attributable to the increase in participating lease revenues.

     THE HOTELS

     The following table sets forth historical comparative information with respect to occupancy, average daily rate (ADR) and room revenue per available room (RevPAR) for the Total Hotel Portfolio, regardless of ownership, for the nine month periods ended September 30, 1998 and 1997. This information is useful in understanding the underlying changes in the pro forma participating lease revenue for the Company during the pro forma periods presented.

                                      Nine Months Ended
                                        September 30,
                                    -------------------
                                    1998          1997        Variance
                                  -------       -------       --------
THE TOTAL HOTEL PORTFOLIO
-------------------------
  Occupancy . . . . . . . .         73.6%         75.1%         (1.9%)
  ADR . . . . . . . . . . .       $129.09       $119.96          7.6%
  RevPAR. . . . . . . . . .       $ 95.07       $ 90.05          5.6%

     The Total Hotel Portfolio experienced an increase in RevPAR of $5.02, or 5.6%, for the nine months ended September 30, 1998 compared to the same period in 1997. This increase was led by significant RevPAR percentage increases at Le Meridien New Orleans, the LaGuardia Airport Marriott and the San Diego Paradise Point Resort. This increased RevPAR is a result of increases in rates for upscale and luxury full service hotel rooms. The increases in RevPAR for these properties were partially offset by the decrease in RevPAR at the Radisson Tampa. The Radisson Tampa, along with the Le Meridien Dallas, which experienced a decline in occupancy, were under renovation in the third quarter of 1998. In addition, the Radisson South in Bloomington, Minnesota, experienced a decline in occupancy, due to the Northwest Airlines strike, which also occurred in the third quarter of 1998. Also in the third quarter of 1998, the Holiday Inn Key West and the Le Meridien New Orleans experienced a decline in occupancy due to evacuation at these two hotels associated with Hurricane Georges. The company is in the process of preparing a claim in order to recover lost revenue through business interruption insurance.

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

     In April 1998, the Company entered into a $200 million senior unsecured revolving credit facility (the 1998 Credit Facility) to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. At September 30, 1998 the interest rate was approximately 7.2% for LIBOR borrowings. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 1998. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings or leverage based pricing matrix, currently set at 25 basis points. The Company incurred an unused commitment fee of approximately $57 for the period from April 29, 1998 (inception) through September 30, 1998. The 1998 Credit Facility matures on April 30, 2001 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness.

     The Company amended its 1998 Credit Facility to provide more financing flexibility. Under the terms of the Amended and Restated Senior Unsecured Credit Agreement, as amended (the 1998 Amended Credit Facility), the Company also increased its commitment for an additional $35 million, bringing the total commitment under the facility to $235 million.

     On June 24, 1998 the Company, through the Subsidiary LLC, acquired the Boston Property subject to $40,000 principal amount of special project revenue bonds (Massport Bonds) previously issued under the loan and trust agreement with the Massachusetts Port Authority (Massport), as amended (Massport Bond Agreement). In conjunction with the Massport Bonds, the Company recorded a premium of $3,480, of which $3,142 remains unamortized at September 30, 1998. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the period June 24, 1998 through September 30, 1998 totaled $740. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

     On September 30, 1998, the Company had $3,321 of cash and cash equivalents and had utilized $162.9 million outstanding under its 1998 Credit Facility.

     Net cash provided by operating activities was approximately $13.5 million for the period from April 29, 1998 (inception) through September 30, 1998 primarily due to the collections of Participating Lease revenues prior to September 30, 1998, which was offset by payments for real estate taxes, personal property taxes, insurance, ground rent and the Advisory Fee.

     Net cash used in investing activities was approximately $402.7 million for the period from April 29, 1998 (inception) through September 30, 1998 primarily due to the acquisition of the Initial Hotels, the San Diego Property and the Boston Property.

     Net cash provided by financing activities was approximately $392.6 million for the period from April 29, 1998 (inception) through September 30, 1998 primarily attributable to the net proceeds received from the IPO and the borrowings under the 1998 Credit Facility.

     During the period from April 29, 1998 (inception) through
September 30, 1998, the Company granted 81,000 stock options from the 1998 SIP. These stock options vest over various periods ranging from zero to three years. The stock options have strike prices ranging from $14.81 to $18.00 per share and have expiration dates ranging from seven to ten years from date of grant.

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

     The Company is obligated to make funds available to the Hotels for capital expenditures (the Reserve Funds), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $11.5 million at September 30, 1998, of which $3.4 million is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $8.8 million have been issued for renovations at the Hotels.

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

     The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, under the 1998 Amended Credit Facility, other indebtedness, or the issuance of additional equity securities.

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through long-term unsecured and secured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition criteria have been achieved.

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

     The Company's variable expenses are subject to inflation. These variable expenses (real estate and personal property taxes, property and casualty insurance and ground rent) are expected to grow with the general rate of inflation, except for instances in which the properties are subject to periodic real estate tax reassessments.

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

YEAR 2000 COMPLIANCE

     The "Year 2000 Issue" is the result of computer programs and systems having been designed and developed to use two digits, rather than four, to define the applicable year. As a result, these computer programs and systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, pay invoices or engage in similar normal business activities. The Company has defined five key phases in addressing the Year 2000 Issue: awareness, assessment, renovation, validation and implementation.

     Under the guidance of a Year 2000 program team, whose strategy is supported by senior management, the Company has substantially completed its awareness phase and will continue this phase through December 31, 1999 to maintain a heightened sense of awareness to the Year 2000 Issue. The Company has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) commercial software purchased from third-party vendors; (ii) information resource applications and technology (Operator IT Applications) - systems supported by the hotel operators; and
(iii) building systems -- non IT equipment at hotels that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. In conducting the assessment phase, the Company is reviewing the Year 2000 compliance of these systems in addition to creating an inventory of all other applications, systems software and hardware including the related impact of the Year 2000 Issue. Completion of the assessment phase is anticipated to be in late 1998.

     Based upon the results of the assessment phase, the Company will determine the appropriate levels of renovation and validation that will be required. The renovation process of converting, replacing or eliminating selected platforms, applications, databases and utilities, as well as the validation process of testing and verifying, is anticipated to be completed by the end of the first quarter of 1999. The implementation phase, which involves returning the tested systems to operational status, ongoing maintenance procedures to insure continued readiness and development of contingency plans for critical business systems, is anticipated to be completed by mid-year 1999.

     The Company's business is heavily dependent upon the efforts of the Company's hotel operators. The Company's Year 2000 activities related to the systems used by its operators have been limited to inquiry and evaluation of its operators' preparedness plans. A small number of the Company's operators have responded to Company inquiries regarding their preparedness for issues related to the Year 2000. The Company will follow-up with operators to give a reasonable assurance of their preparedness, particularly with respect to critical systems. The operators' current levels of preparedness appear varied and include partially completed inventory and assessment of potential risks, testing, implementation of plans for remediation and reprogramming. Additionally, there can be no guarantee that the systems of other companies on which the operators rely for certain data will be Year 2000 compliant on a timely basis and that any such lack of compliance will not have a material adverse effect on the Company.

     The Company's hotels rely on a variety of third party suppliers to provide critical operating services. These suppliers may utilize systems and embedded technologies to control the operation of building systems such as utilities, lighting, security, elevators, heating, ventilating and air conditioning systems. The Company will be obtaining assurances from suppliers as to their Year 2000 compliance and preparing contingency plans, including the identification of alternative suppliers. The Company does not control these third party suppliers, and for some suppliers, such as utility companies, there may be no feasible alternative suppliers available. The failure of these suppliers' systems could have a material adverse effect on the operations of the affected hotel, and failures could have a material adverse effect on the Company.

     The actual costs to be incurred by the Company will depend on a number of factors which cannot currently be accurately predicted, including the extent and difficulty of the remediation and other work to be done, the availability and cost of consultants, the extent of testing required to demonstrate Year 2000 compliance, and the reliance on contingency planning to mitigate any non-compliant situations. Upon completion of the assessment phase (anticipated to be in late 1998), the Company expects to have a reasonably accurate estimate of Year 2000 costs. Factors that could impact the Company's ability to make the necessary modifications or replacements include, but are not limited to, the availability and cost of trained personnel and the ability of such personnel to locate and correct all relevant computer codes. If such modifications are not completed on a timely basis or are more costly to implement than anticipated, the Company's business, financial condition or results of operations could be materially adversely effected.

     The ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside the Company's control. At this time, the Company is in the process of reviewing the Year 2000 compliance of its major suppliers. There can be no assurance that their failure to adequately address Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity.

     Although the Company is not aware of any threatened claims related to the Year 2000, the Company may become subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse effect on the Company. It is not clear whether the Company's insurance coverage would be adequate to offset these and other business risks related to the Year 2000.

     As part of its contingency planning, the Company is analyzing the most reasonably likely worst-case scenario that could result from Year 2000 non-compliance. For example, failure by third parties to achieve Year 2000 compliance could cause short-term disruptions in travel patterns, potentially caused by actual or perceived problems with travel systems (such as the air traffic control system), and potential temporary disruptions in the supply of utility, telecommunications and financial services, which may be local or regional in scope. These events could lead travelers to accelerate travel to late 1999, postpone travel to later in 2000 or cancel travel plans, which could in turn affect lodging patterns and occupancy. In addition, failure by either the Company or third parties to achieve Year 2000 compliance could cause short-term operational inconveniences and inefficiencies for the Company. For example, problems with reservation systems could impact the occupancy of hotels. To the extent reasonably achievable, the Company will seek to prevent and/or mitigate the effects of such possible failures through its compliance and contingency planning efforts.


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

     NOT APPLICABLE.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NOT APPLICABLE.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NOT APPLICABLE.


     ITEM 5.  OTHER MATTERS.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations and communications by the Company or its management and written and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of the Company to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed in the Company's Registration Statement (No. 333-45647), under "Risk Factors" and elsewhere in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, and in other reports filed by the Company with the Securities and Exchange Commission and include, among other things, the following: (i) dependence upon rental payments from lessees of the Company's Hotels for all of the Company's income, (ii) dependence upon the ability of the lessees and operators to manage the Company's Hotels, (iii) the possibility that the Company may be required to fund distributions to shareholders from working capital or borrowings or reduce such distributions, (iv) the lack of appraisals for the Hotels contributed to the Company in connection with the formation of the Company and the possibility that the price paid for the interests in those Hotels may have exceeded their market value, (v) the potential for conflicts of interest between the Company and (a) the Advisor and its affiliates and (b) certain Trustees and officers of the Company who are also officers, directors and stockholders of the Advisor and its affiliates, (vi) competition for guests, increases in operating costs due to inflation and other factors, dependence on business, commercial and leisure travelers, seasonality of business, potential loss of franchise or brand licenses, the possible need for expenditures in excess of those budgeted for capital improvements and replacement of furniture, fixtures and equipment and other risks that may affect the hotel industry generally or the Company's Hotels specifically, (vii) the Company's lack of an operating history and employees and its dependence on the Advisor for its management and administration, (viii) the use of debt financing, (ix) the potential unavailability of adequate financing to fund acquisitions and development activities, (x) the dependence of the Company's performance and value on real estate industry conditions and the condition of the economy in general, (xi) taxation of the Company as a corporation if it fails to qualify as a REIT and the taxation of the Operating Partnership as a corporation if it were deemed not to be a partnership for income tax purposes, (xii) provisions of the Company's organizational documents, including restrictions on ownership of more than 9.8% of the outstanding Common Shares, which may make a change in control of the Company more difficult to achieve and (xiii) the effect of market interest rates on the price of the Company's Common Shares. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any change in events or circumstances or in the Company's expectations.



     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

        (b)     Reports of Form 8-K.

                     A report on Form 8-K dated June 1, 1998, filed
June 15, 1998, as amended by the report on Form 8-K/A filed August 14, 1998, relating to the Company's acquisition of the San Diego Paradise Point Resort. The report includes the required financial statements of the property.

                     A report on Form 8-K dated June 24, 1998 was filed on July 9, 1998, relating to the Company's acquisition of the Harborside Hyatt Conference Center & Hotel in Boston.

                      A report on Form 8-K/A dated June 24, 1998 was filed on September 8, 1998. The report includes the financial statements of the Harborside Hyatt Conference Center & Hotel, Accounts Maintained by Hyatt Corporation.

                     A report on Form 8-K/A No. 2 dated June 24, 1998 was filed on September 11, 1998. The report includes the financial statements of the previous owner of Harborside Hyatt Conference Center & Hotel.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            LASALLE HOTEL PROPERTIES




Dated:  November 13, 1998         BY:/S/ HANS WEGER
                                  ------------------------------
                                  Hans Weger
                                  Executive Vice President,
                                  Treasurer and Chief
                                  Financial Officer
                                  (Authorized Officer and
                                  Principal Financial and
                                  Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                      Description
-------                     -----------

10.1                        1998 Share Option and Incentive Plan

10.2                        Amended and Restated Senior Unsecured Credit
Agreement

10.3                        First Amendment to the Amended and Restated
Unsecured Credit Agreement

27                          Financial Data Schedule