Form 10-K
period 1998-12-31
LASALLE HOTEL PROPERTIES
filed 1999-03-24
CIK 1053532

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998


          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____ to ____.

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


Securities Registered pursuant to Section 12(b) of the Act:

                                     Name of Each Exchange
      Title of Class                 on which registered
      --------------                 ---------------------

     Common Shares of                New York Stock Exchange, Inc.
     Beneficial Interest
      ($.01 par value)


Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [  X  ]   No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive or proxy information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K [   ]

As of March 15, 1999, there were 15,240,563 shares of the Registrant's Common Shares issued and outstanding. The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant (14,003,929 shares) at March 15, 1998 was approximately $170.7 million. The aggregate market value was calculated by using the closing price of the stock as of that date on the New York Stock Exchange.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on May 19, 1999 are incorporated by reference in
Part III of this report.

                           LASALLE HOTEL PROPERTIES

                                     INDEX

                                                                  FORM 10-K
                                                                   REPORT
ITEM NO.                                                            PAGE
--------                                                          ---------

                                    PART I


 1.         Business . . . . . . . . . . . . . . . . . . . . . . .      4
 2.         Properties . . . . . . . . . . . . . . . . . . . . . .      9
 3.         Legal Proceedings. . . . . . . . . . . . . . . . . . .     15
 4.         Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . . .     15



                                    PART II


 5.         Market for Registrant's Common Shares and
            Related Shareholder Matters. . . . . . . . . . . . . .     16
 6.         Selected Financial Data. . . . . . . . . . . . . . . .     17
 7.         Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . .     20
 7A.        Quantitative and Qualitative Disclosures
            About Market Risk. . . . . . . . . . . . . . . . . . .     29
 8.         Consolidated Financial Statements and
            Supplementary Data . . . . . . . . . . . . . . . . . .     29
 9.         Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure . . . . . . . .     29



                                   PART III


10.         Trustees and Executive Officers of the Registrant. . .     30
11.         Executive Compensation . . . . . . . . . . . . . . . .     30
12.         Security Ownership of Certain Beneficial
            Owners and Management. . . . . . . . . . . . . . . . .     30
13.         Certain Relationships and Related Transactions . . . .     30



                                    PART IV


14.         Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K. . . . . . . . . . . . . . . .     30

     The "Company" means LaSalle Hotel Properties, a Maryland real estate investment trust, and one or more of its subsidiaries (including LaSalle Hotel Operating Partnership, L.P.), and the predecessor thereof or, as the context may require, LaSalle Hotel Properties only or LaSalle Hotel Operating Partnership, L.P. only.

     INFORMATION CONTAINED IN THIS FINANCIAL REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" RELATING TO, WITHOUT LIMITATION, FUTURE ECONOMIC PERFORMANCE, PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS AND PROJECTIONS OF REVENUE AND OTHER FINANCIAL ITEMS, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "FACTORS THAT MAY INFLUENCE RESULTS AND ACCURACY OF FORWARD LOOKING STATEMENTS" AND ELSEWHERE IDENTIFY IMPORTANT FACTORS WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS.


                                    PART I

ITEM 1.  BUSINESS

GENERAL

     The Company was organized as a Maryland real estate investment trust on January 15, 1998 to own hotel properties and to continue and expand the hotel investment activities of Jones Lang LaSalle Incorporated (formerly LaSalle Partners Incorporated) and certain of its affiliates (collectively "JLL"). The Company is managed and advised by LaSalle Hotel Advisors, Inc. (the "Advisor"), a wholly owned subsidiary of JLL. As of December 31, 1998, the Company owned interests in 12 hotels with an aggregate of 4,110 guest rooms (the "Hotels") located in nine states. All of the Hotels are leased under participating leases ("Participating Leases") which provide for rent equal to the greater of base rent ("Base Rent") or participating rent ("Participating Rent") which is based on fixed percentages of gross hotel revenues. All of the Hotels are managed by independent hotel operators ("Hotel Operators"). The Company intends to operate as a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986, as amended (the "Code").

     The Company's primary objectives are to maximize current returns to its shareholders through increases in distributable cash flow and to increase long-term total returns to shareholders through appreciation in the value of its common shares of beneficial interest, $.01 per value per share (the "Common Shares"). To achieve these objectives, the Company seeks to (i) enhance the return from, and the value of, the Company's Hotels and any additional hotels and (ii) invest in or acquire additional hotel properties on favorable terms.

     The hotel industry is highly competitive. Each of the Company's Hotels is located in a developed area that includes other hotel properties.

The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, average daily rate ("ADR") and revenue per available room ("RevPAR") of the Hotels.

     The Company may be competing for investment opportunities with entities that have substantially greater financial resources than the Company including lodging companies and other REITs. These entities generally may be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of a hotel operator or the geographic proximity of its investments. Competition generally may reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.

     The Company's principal offices are located at 1401 Eye Street, NW, Suite 900, Washington, DC 20005.

FORMATION AND INITIAL PUBLIC OFFERING

     The Company's Amended and Restated Declaration of Trust provides that the Company may issue 100 million Common Shares and 20 million preferred shares of beneficial interest (the "Preferred Shares"). On April 29, 1998, the Company completed its initial public offering (the "IPO"); prior to such date, the Company had no operations. In connection with the IPO, the Company sold 14.2 million Common Shares at a price of $18 per Common Share, resulting in gross proceeds of $255.6 million and net proceeds (after deducting Underwriting discounts and offering expenses) of approximately $234.2 million. The Company contributed all of the net proceeds of the IPO to LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), in exchange for an approximate 82.6% general and limited partnership interest in the Operating Partnership. The Operating Partnership used the net proceeds from the Company, the issuance of an additional 912,122 Common Shares, the issuance of 1,280,569 rights to purchase Common Shares and the issuance of 3,181,723 limited partnership interests ("Units"), representing approximately 17.4% of the Operating Partnership, to acquire ten upscale and luxury full service hotels (the "Initial Hotels").

      Substantially all of the Company's assets are held by, and all of its operations are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 1998, continuing investors held, in the aggregate, 3,181,723 Units or a 17.3% limited partnership interest in the Operating Partnership. Pursuant to the terms of the Operating Partnership's Amended and Restated Partnership Agreement, the Units issued to the continuing investors may not, for up to one year from the IPO date, transfer any of their rights or redeem their Units as a limited partner without the consent of the Company.

     Upon completion of the IPO, the Company's portfolio consisted of ten full service hotels containing an aggregate of 3,391 guest rooms, which target both business and leisure travelers, including groups and those attending meetings and conventions, who prefer a full range of high quality facilities, services and amenities. The Company's Initial Hotels included two LeMeridiens<registered trademark>, three Marriotts<registered trademark>, two Radissons<registered trademark>, two Holiday Inns<registered trademark> and one independent luxury all-suite hotel.
Full service hotels generally provide a significant array of guest services and offer a full range of meeting and conference facilities and banquet space. Facilities also typically include restaurants and lounge areas, gift shops and recreational facilities, including swimming pools. As a result, full service hotels often generate significant revenue from sources other than guest room revenue.

      To enable the Company to satisfy certain requirements for qualifications as a REIT, neither it nor the Operating Partnership can operate any of the hotels in which they invest. Accordingly, four of the Company's Hotels are leased to LaSalle Hotel Lessee, Inc. (the "Affiliated Lessee"). The Company owns a 9% interest in the Affiliated Lessee in which the Company together with JLL and LPI Charities, a charitable corporation organized under the laws of the state of Illinois, make all material decisions concerning the Affiliated Lessee's business affairs and operations. The remaining eight Hotels are leased to unaffiliated lessees (affiliates of whom also operate these Hotels).

THE ADVISOR

     Upon completion of the IPO, the Company entered into an advisory agreement (the "Advisory Agreement") with the Advisor, a wholly owned subsidiary of JLL, to provide acquisition, management, advisory and administrative services to the Company. The initial term of the Advisory Agreement extends through December 31, 1999, subject to successive, automatic one year renewals unless terminated according to the terms of the Advisory Agreement. The Company may terminate the Advisory Agreement without termination fees or penalties upon notice given at least 180 days prior to the end of the then current term of the Advisory Agreement.

GROWTH STRATEGIES

     The Company's primary objectives are to maximize current returns to its shareholders through increases in distributable cash flow and to increase long-term total returns to shareholders through appreciation in the value of its Common Shares.

     The Company seeks to achieve revenue growth principally through
(i) renovations and/or expansions at certain of the Company's Hotels,
(ii) acquisitions of full service hotel properties located in convention, resort and major urban business markets in the U.S. and abroad, especially upscale and luxury full service hotels in such markets where the Company, through JLL's extensive research and local market experience, perceives strong demand growth or significant barriers to entry, and (iii) selective development of hotel properties, particularly upscale and luxury full service properties in high demand markets where development economics are favorable.

     The Company intends to acquire additional hotel properties in targeted markets, consistent with the growth strategies outlined above and which may:

 .     possess unique competitive advantages in the form of location, physical facilities or other attributes;

 .     be available at significant discounts to replacement cost, including when such discounts result from reduced competition for properties with long-term management and/or franchise agreements;

 .     benefit from brand or franchise conversion, new management, renovations or redevelopment or other active and aggressive asset management strategies; or

 .     have expansion opportunities

     The Company believes its acquisition capabilities are enhanced by the considerable experience, resources and relationships of JLL in the hotel industry specifically and the real estate industry generally. Additionally, the Company believes that having multiple independent Hotel Operators creates a network that will continue to generate significant acquisition opportunities.

HOTEL ACQUISITIONS

     Since the completion of the IPO, the Company completed the acquisition of two additional hotel properties for an aggregate purchase price of approximately $146.5 million. These acquisitions were financed through use of the Company's $200 million Senior Unsecured Revolving Credit Facility (the "1998 Credit Facility") and the proceeds from a private sale of Common Shares. The two properties have an aggregate of 732 guest rooms.

SAN DIEGO PARADISE POINT RESORT

     On June 1, 1998, the Company, through a subsidiary partnership, LHO Mission Bay Hotel, L.P. (the "Subsidiary Partnership"), acquired a 95.1% interest in the San Diego Princess Resort (the "San Diego Property") for an aggregate purchase price of $73.0 million. The acquisition was funded with proceeds from the 1998 Credit Facility and from the proceeds of the sale of 112,458 Common Shares to the limited partner of the Subsidiary Partnership.

The 462-room San Diego Property was renamed the San Diego Paradise Point
Resort.

HARBORSIDE HYATT CONFERENCE CENTER & HOTEL

     On June 24, 1998, the Company, through an indirect subsidiary, LHO Harborside Hotel, L.L.C. (the "Subsidiary LLC"), acquired a 100% interest in the 270-room Harborside Hyatt Conference Center & Hotel in Boston (the "Boston Property"). The Boston Property was acquired for an aggregate purchase price of $73.5 million, including $40 million of existing tax exempt industrial revenue bonds to which the Boston Property remains subject. The remainder of the purchase price was funded through the 1998 Credit Facility. Hyatt Hotels Corporation ("Hyatt") continues to operate the Boston Property under an existing management agreement.

HOTEL RENOVATIONS

      The Company believes that its regular program of capital improvements at its hotels, including replacement and refurbishment of furniture, fixtures, and equipment ("FF&E"), helps maintain and enhance their competitiveness and maximizes revenue growth under the Participating Leases. During the year ended December 31, 1998, the Company spent approximately $9.3 million on renovations and additional capital improvements at the Hotels. Additionally, the Company is planning to spend approximately $30 million on renovations and additional capital improvements at the Hotels during 1999.

     Under the Participating Leases, the Company established a reserve for capital improvements at the Hotels (the "Reserve Funds"). The Reserve Funds have not been recorded on the books and records of the Company, as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds range from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds was approximately $9.3 million at December 31, 1998, of which $3.8 million is available in restricted cash reserves for future capital expenditures.

TAX STATUS

     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ending
December 31, 1998. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to corporate income tax on that portion of its net income that is currently distributed to shareholders. A REIT is subject to a number of highly technical and complex organizational and operational requirements, including requirements with respect to the nature of its gross income and assets and a requirement that it currently distribute at least 95% of its taxable income. The Company may, however, be subject to certain state and local taxes on its income and property.

SEASONALITY

     The Hotels' operations are seasonal. Eight of the Company's Hotels maintain higher occupancy rates during the second and third quarters. The Marriott Seaview Resort generates a large portion of its revenue from golf related business and, as a result, revenues fluctuate according to the season and the weather. Holiday Inn Beachside Resort, Radisson Hotel Tampa and Le Meridien New Orleans experience their highest occupancies in the first quarter. This seasonality pattern can be expected to cause fluctuation in the Company's quarterly lease revenue under the Participating Leases.

ENVIRONMENTAL MATTERS

     Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs or removal or remediation of certain hazardous or toxic substances on under, or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner's ability to borrow using such property as collateral. Furthermore, a person who arranges for the disposal or treatment of a hazardous or toxic substance at a property owned by another, or who transports such substance to such property, may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral.
In connection with the ownership and operation of the Hotels, the Company, the Operating Partnership, or the Lessee, as the case may be, may be potentially liable for such costs.

     Phase I environmental site assessments ("ESAs") have been performed on all of the Hotels by a qualified independent environmental engineer. The purpose of the Phase I ESAs is to identify potential sources of contamination for which the Company may be responsible and to assess the status of environmental regulatory compliance. The Phase I ESAs include historical reviews of the Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of asbestos-containing materials, polychlorinated biphenyls, underground storage tanks, and the preparation and issuance of a written report. The Phase I ESA's do not include invasive procedures, such as soil sampling or ground water analysis.

     The ESAs have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets, results of operation, or liquidity, nor is the Company aware of any material environmental liability or concerns. Nevertheless, it is possible that the Phase I ESAs did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which the Company is currently unaware. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Hotels will not be affected by the condition of the properties in the vicinity of the Hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Operating Partnership or the Company.

     The Company believes that its Hotels are in compliance, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which would have a material adverse effect on the Company. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of its present properties.

EMPLOYEES

     The Company has no employees. The Advisor manages the day-to-day operations of the Company. All persons employed in the day-to-day operations of the Company's Hotels are employees of the management companies engaged by the Lessees to operate such hotels.


ITEM 2.  PROPERTIES

     HOTEL PROPERTIES

     At December 31, 1998, the Company owned interests in the following 12 hotel properties:

                                      Number of
                                        Guest
Property                                Rooms           Location
--------                              ---------         --------

Radisson Hotel South and
  Plaza Tower                            570            Bloomington, MN

Le Meridien New Orleans                  494            New Orleans, LA

Le Meridien Dallas                       407            Dallas, TX

Marriott Seaview Resort                  297            Absecon, NJ
                                                        (Atlantic City)

Holiday Inn Beachside Resort             222            Key West, FL

San Diego Paradise Point Resort          462            San Diego, CA

LaGuardia Airport Marriott               436            New  York, NY

Omaha Marriott Hotel                     301            Omaha, NE

Radisson Hotel Tampa                     265            Tampa, FL

Holiday Inn Park Plaza                   257            Visalia, CA

Le Montrose All Suite Hotel              129            West Hollywood, CA

Harborside Hyatt Conference
  Center & Hotel                         270            Boston, MA


     RADISSON HOTEL SOUTH AND PLAZA TOWER. Radisson Hotel South and Plaza Tower is an upscale full service convention hotel located at the intersection of Interstate 494 and Highway 100, approximately 15 minutes from the Minneapolis/St. Paul International Airport, and five miles from the Mall of America. The hotel is leased to and operated by affiliates of Radisson Group, Inc. ("Radisson").

     LE MERIDIEN NEW ORLEANS. Le Meridien New Orleans is a luxury full service convention oriented hotel located in downtown New Orleans, a major convention city. The hotel is centrally located across the street from the French Quarter and near the central business district, the Ernest N. Morial Convention Center and the New Orleans Superdome. The hotel has received the AAA Four Diamond award for 13 consecutive years. The hotel is subject to a 99-year ground lease, which expires May 2081. The hotel is leased to and operated by affiliates of Le Meridien Hotels & Resorts ("Meridien").

     LE MERIDIEN DALLAS. Le Meridien Dallas is an upscale full service convention oriented hotel located in downtown Dallas, approximately 25 minutes from the Dallas/Fort Worth International Airport, in the heart of the city's arts and financial districts. The hotel is conveniently located near the City Convention Center, four stops away on the new Dallas light rail system, with a DART station adjacent to the hotel. The hotel is leased to and operated by Meridien.

     MARRIOTT SEAVIEW RESORT. Marriott Seaview Resort is a luxury golf and conference resort located in Brigantine Bay, approximately nine miles north of Atlantic City, New Jersey. The hotel is leased to the Affiliated Lessee and operated by Marriott International, Inc. ("Marriott") pursuant to a long-term incentive-based operating agreement.

     HOLIDAY INN BEACHSIDE RESORT. Holiday Inn Beachside Resort is an upscale full service resort comprised of several one, two and three-story buildings, located on an approximately 7.8 acre parcel north of U.S. 1 on the beach facing the gulf of Mexico. The resort is located on the island of Key West, considered to have the most consistent weather in Florida, and benefits from the island's reputation as a popular tourist destination.
The hotel is leased to and operated by affiliates of Durbin Companies, Inc. ("Durbin").

     SAN DIEGO PARADISE POINT RESORT. San Diego Paradise Point Resort is an upscale resort that lies on 44 acres and has nearly one mile of beachfront and is located in the heart of Mission Bay on Vacation Island, a 4,600-acre aquatic park in southwest San Diego County. The resort is minutes away from the San Diego International Airport and convenient to many major San Diego tourist attractions including Sea World, Old Town, Downtown San Diego, the San Diego Convention Center, Qualcomm Stadium and the San Diego Zoo. The hotel is subject to a 50-year ground lease from the City of San Diego with 46 years currently remaining on the term. The hotel is leased to and operated by WestGroup San Diego Associates, Ltd ("WestGroup"), an affiliate of Noble House Hotels and Resorts.

     LAGUARDIA AIRPORT MARRIOTT. LaGuardia Airport Marriott is an upscale full service urban/major business hotel located directly across from New York's LaGuardia Airport. The hotel is five minutes from Shea Stadium and the USTA National Tennis Center and 20 minutes from Manhattan. The hotel is leased to the Affiliated Lessee and operated by Marriott pursuant to a long-term incentive based operating agreement.

     OMAHA MARRIOTT HOTEL. Omaha Marriott Hotel is an upscale full service major business hotel located in the western suburbs of Omaha at one of the city's busiest intersections (I-680 and West Dodge Road). The hotel is located in the Regency Office Park, a mixed use development containing over 865,000 square feet of office and retail space, and directly across West Dodge Road from Westroads Shopping Center, the largest shopping mall in Omaha. The hotel is leased to the Affiliated Lessee and operated by Marriott pursuant to a long-term incentive based operating agreement.

     RADISSON HOTEL TAMPA. The Radisson Hotel Tampa is an upscale full service major business hotel located in east suburban Tampa, Florida. The hotel is situated at the entrance to Sabal Business Park, a three million square foot office complex. The hotel is near Busch Gardens and Houlihan's Stadium, 50 minutes from Walt Disney World in Orlando, and a 35 minute drive to Tampa International Airport. The hotel is leased to and operated by Radisson.

     HOLIDAY INN PARK PLAZA. Holiday Inn Park Plaza is a mid-price full service hotel located at the junction of Highways 99 and 198 in Visalia, California. The hotel is situated in the heart of Central California, a major agri-business center and is also a popular tourist destination due to its central location and proximity to Yosemite, Sequoia and Kings Canyon National Parks. In addition, the hotel is utilized extensively by major corporate groups and social users due to the size and flexibility of its meeting space and ample parking. The hotel is leased to and operated by affiliates of Outrigger Lodging Services ("OLS").

     LE MONTROSE ALL SUITE HOTEL. Le Montrose All Suite Hotel is a five-story, luxury full-service hotel located in West Hollywood, California, two blocks east of Beverly Hills and one block south of the "Sunset Strip".
The hotel is within walking distance of many of the area's finest restaurants, retail shops and night clubs. The hotel attracts short and long-term guests and small groups primarily from the recording, film and design industries. The hotel is leased to and operated by OLS.

     HARBORSIDE HYATT CONFERENCE CENTER & HOTEL. Harborside Hyatt Conference Center & Hotel is a full-service luxury conference and airport hotel located adjacent to Boston's Logan International Airport along the Boston waterfront. The property features 19,000 square feet of meeting space and is directly across from Boston's central business district and next to the Ted Williams tunnel, providing convenient access to downtown Boston. The property is subject to a long-term ground lease from Massport, Logan International Airport's owner and operating authority. The hotel is leased by the Affiliated Lessee and operated by Hyatt pursuant to a long-term incentive-based operating agreement.

THE PARTICIPATING LEASES

     In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership may operate hotels or related properties. The Operating Partnership leases the Hotels to the Lessees for terms of between six and 11 years pursuant to separate Participating Leases that provide for rent equal to the greater of base rent ("Base Rent") or participating rent ("Participating Rent") and which set forth the Lessees' required capitalization and certain other matters. Unless otherwise noted, each Participating Lease contains the provisions described below.

     PARTICIPATING LEASE TERMS. The Participating Leases have an average term of approximately 9.9 years, with expiration dates staggered between the years 2004 and 2009, subject to earlier termination upon the occurrence of certain contingencies described in the Participating Leases (including, particularly, the provisions summarized below under the captions "Damage to Hotels," "Condemnation of Hotels," "Termination of Participating Leases for Failure to Meet Performance Goals" and "Termination of Participating Leases upon Disposition of Hotels"). The variation of the lease terms is intended to provide the Company with protection from the risk inherent in simultaneous lease expirations and to align the expiration of certain of the Participating Leases with the expiration of the applicable franchise license.

     BASE RENT; PARTICIPATING RENT; ADDITIONAL CHARGES. Each Participating Lease requires the applicable Lessee to pay (x) the greater of (i) Base Rent in a fixed amount (ii) Participating Rent based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at the applicable Hotel, and (y) certain other amounts, including utility charges, certain impositions and insurance premiums, and interest accrued on any late payments or charges ("Additional Charges"). For each lease year beginning with the lease year commencing in January 1999, or January 2000 with respect to the hotels operated by Meridien, as applicable, the Base Rent and Participating Rent thresholds will be increased to reflect any increase in the applicable Consumer Price Index published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers ("CPI"). Lessees are required to pay Base Rent monthly in arrears by the first day of each calendar month, and Participating Rent is payable quarterly in arrears by the twentieth day of each fiscal quarter, except for the Hotels operated by Marriott and the Hotel operated by Hyatt, whose rents are due in accordance with their respective Participating Leases, as defined. Participating Rent is calculated based on the year-to-date departmental receipts as of the end of the preceding fiscal quarter, plus the prorated amount of each of the applicable departmental thresholds for the fiscal quarter, or portion thereof, minus the cumulative Participating Rent previously paid for such fiscal year and the cumulative Base Rent paid for such fiscal year as of the end of the preceding fiscal quarter.

     Other than real estate and personal property taxes, casualty insurance including business interruption insurance, ground lease payments, capital impositions and capital replacements and refurbishments (determined in accordance with generally accepted accounting principles ("GAAP")), which are obligations of the Company, the Participating Leases require the Lessees to pay rent, condominium dues, certain insurance, all costs and expenses, and all utility and other charges incurred in the operation of the Hotels. The Participating Leases also provide for rent reductions and abatements in the event of damage or destruction or a partial taking of any Hotel as described under "Damage to Hotels" and "Condemnation of Hotels."

     The Company has sold certain FF&E to the Lessees of Radisson Hotel South and Plaza Tower and Le Meridien Dallas at its book value in exchange for promissory notes receivable ("FF&E Notes") of approximately $1.0 million and $.6 million, respectively. The FF&E Notes bear interest at 6.0% and 5.6% per annum, respectively, and are payable in monthly installments of interest only. These FF&E Notes have an initial term of five years unless extended at the Company's option. Additionally, the Company provided working capital to each of the Lessees in the aggregate amount of $3.4 million in exchange for a note receivable (each, a "Working Capital Notes"). The Working Capital Notes bear interest at either 5.6% or 6.0% per annum, and are payable in monthly installments of interest only. The term of each Working Capital Note is identical to the term of the related Participating Lease. Payments made under the FF&E Notes and the Working Capital Notes are used to reduce the related Participating Lease payments by an equal amount. The total of the interest income payments and Participating Lease payments will be equal to the amounts calculated by applying the rent provisions of the Participating Leases to the revenues of the Hotels.

     RESERVES. The Participating Leases for the Hotels obligate the Company to make funds available for capital improvements at the Hotels (including the periodic replacement or refurbishment of FF&E)in amounts ranging from 4.0% to 5.5% of total revenue from the Hotels, with the amount of such reserve with respect to each hotel representing projected capital requirements of each hotel. The Company's obligation to make funds available for capital improvements has not been recorded on the books and records of the Company as such amounts are and will be capitalized as incurred. Any unexpended amounts will remain the property of the Company upon termination of the Participating Leases. The reserve requirements for the hotels operated by Marriott and Hyatt are contained in certain non-cancelable operating agreements, which require the reserves for the hotels operated by Marriott and Hyatt to be maintained through restricted cash escrows ("FF&E Escrows"). The amounts maintained in the FF&E escrows have been recorded on the books and records of the Company. Otherwise, the Lessees are required, at their expense, to maintain the Hotels in good order and repair, subject to ordinary wear and tear, and to make all necessary and appropriate nonstructural, foreseen and unforeseen, and ordinary and extraordinary repairs (other than capital repairs) which may be necessary and appropriate to keep the Hotels in good order and repair.

     The Lessees are not obligated to bear the cost of any capital improvements or capital repairs to the Hotels. With the consent of the Company, however, the Lessees may utilize funds from the capital expenditure reserves to make capital additions, modifications or improvements to the Hotels. All such alterations, replacements and improvements are subject to all the terms and provisions of the Participating Leases and will become the property of the Company upon termination of the Participating Leases. The Company owns substantially all personal property (other than inventory, linens and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements on the Hotels, except to the extent that ownership of such personal property would cause any portion of the rents under the Participating Leases not to qualify as "rents from real property" for REIT income test purposes.

     INSURANCE AND PROPERTY TAXES.  The Company is responsible for paying
(i) real estate and personal property taxes on the Hotels, (ii) any ground lease payments on the Hotels, (iii) casualty insurance on the Hotels, and
(iv) business interruption insurance on the Hotels. The Lessees are required to pay for or reimburse the Company for all liability insurance on the Hotels, with extended coverage, including comprehensive general public liability, workers' compensation and other insurance appropriate and customary for properties similar to the Hotels and naming the Company as an additional insured, where permitted by law.

     EVENTS OF DEFAULT. Events of Default under the Participating Leases include, among others, the following:

      (i) the failure by a Lessee to pay Base or Participating Rent within ten days after same is due; or with respect to Radisson Hotel South and Plaza Tower, ten days after notice of non-payment;

      (ii) the failure of a Lessee to observe or perform any other term of a Participating Lease and the continuation of such failure beyond any applicable cure or grace period;

      (iii) the failure of a Lessee to pay for required insurance;

      (iv)  the failure of a Lessee to maintain the Required Minimum Net
Worth;

      (v) should a Lessee or Operator file a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or consent to the appointment of a custodian, receiver, trustee or other similar office with respect to it or any substantial part of its assets, or take corporate action for the purpose of any of the foregoing; or if a court or governmental authority of competent jurisdiction shall enter an order appointing, without consent by the Lessee or Operator, a custodian, receiver, trustee or other similar officer with respect to the Lessee or Operator or any substantial part of its assets, or if an order for relief shall be entered in any case or proceeding for liquidation or reorganization or otherwise to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding up or liquidation of the Lessee or Operator, or if any petition for any such relief shall be filed against the Lessee or Operator and such petition shall not be dismissed within 120 days;

      (vi) should a Lessee or Operator cause a default beyond applicable grace periods, if any, under any Franchise Agreement or Operator Agreement relating to any Hotel; or

      (vii) should a Lessee or Operator voluntarily cease operations of the Leased Property for more than three (3) days other than by reason of casualty, condemnation or force majeure.

     In addition, an Event of Default will result in a cross-default of all other Participating Leases to which the Lessee is a party; except with respect to a default at Radisson Hotel Tampa, which would not result in a cross default of Radisson Hotel South and Plaza Tower.

     INDEMNIFICATION. Under each of the Participating Leases, the Lessees will indemnify, and are obligated to hold harmless, the Company, the Advisor and their officers and trustees, from and against all liabilities, costs and expenses (including reasonable attorneys' fees and expenses) incurred by, imposed upon or asserted against the Company or any of them on account of, among other things, (i) any accident or injury to persons or property on or about the Hotels, (ii) any misuse by the applicable Lessee or any of its agents of the leased property, (iii) any environmental liability caused or resulting from any action or negligence of the Lessee or Operator (see "Environmental Matters"); (iv) taxes and assessments in respect of the Hotels (other than real estate and personal property taxes and income taxes of the Company on income attributable to the Hotels and capital impositions); (v) the sale or consumption of alcoholic beverages on or in the real property or improvements thereon; or (vi) the failure to comply with the terms of the Participating Leases by the Lessee; provided, however, that such indemnification will not be construed to require the Lessee to indemnify the Company against the Company's own negligent acts or misconduct.

     ASSIGNMENT AND SUBLEASING. The Lessees are not permitted to sublet all or any part of the Hotels or assign their interest under any of the Participating Leases, other than to affiliates of certain of the applicable Lessees, without the prior written consent of the Company. No assignment or subletting will release a Lessee from any of its obligations under the Participating Leases unless the Company expressly agrees that the Lessee shall be released from any of its obligations under the Participating Leases.

     DAMAGE TO HOTELS. In the event of damage to or destruction of any hotel covered by insurance which then renders the leased property unsuitable for its intended use and occupancy as a hotel, the Participating Lease shall terminate, and the Company shall generally be entitled to retain the proceeds of insurance. In the event that damage to or destruction of a hotel which is covered by insurance does not render the leased property unsuitable for its intended use and occupancy as a hotel, the Company generally will be obligated to repair or restore the hotel to substantially the same condition as existed immediately prior to such damage. In the event of damage to or destruction of any hotel that is not covered by insurance, the Company generally, may either repair, rebuild or restore the hotel (at the Company's expense) to substantially the same condition as existed immediately prior to such damage, or terminate the Participating Lease on the terms and conditions set forth in such Participating Lease.

     CONDEMNATION OF HOTELS. In the event of a total condemnation of a hotel, the relevant Participating Lease will terminate with respect to such hotel as of the date of taking, and the Company will be entitled to all of the condemnation award in accordance with the provisions of the Participating Lease. In the event of a partial taking which does not render the property unsuitable for its intended use as a hotel, then the Company generally will be obligated to restore the untaken portion of the property, and the Company shall contribute the condemnation award to the cost of such restoration.

     TERMINATION OF PARTICIPATING LEASES. The Company has the right to terminate the Participating Lease for a hotel if the hotel fails to meet certain performance goals, as defined. Additionally, in the event the Company enters into an agreement to sell or otherwise transfer a hotel, the Company, at its option, may terminate the Participating Lease upon 30 days' notice to the applicable Lessee, subject to certain provisions. Additionally, in the event that changes in federal income tax laws allow the Company or a subsidiary or affiliate to directly operate hotels, the Company will have the right to terminate all, but not less than all, Participating Leases with the Lessees.

     OTHER LEASE COVENANTS. Each Lessee has agreed that during the term of its Participating Lease, the Lessee will not engage in any unrelated business activities. The owners of each Lessee and their parent entities have agreed that, for the term of its Participating Lease, any sale of their interest in such Lessee, or of their hotel management businesses in general, will subject their interest in the Lessee to a limited fair market value acquisition right in favor of a designee of the Company. In the event that the Company exercises this right, any nonselling partner of the Lessee will have the right to put its interest in the Lessee to the Company's designee at a price equal to the fair market value of such interest. The Participating Leases require each Lessee to make available to the Company unaudited monthly and quarterly and audited annual operating information for each Hotel leased by such Lessee.

     INVENTORY. All inventory required in the operation of the hotels is owned by the applicable Lessee. Upon termination of a related Participating Lease, the Lessee shall surrender the related hotel together with all such inventory to the Company.


ITEM 3.  LEGAL PROCEEDINGS

     None of the Company, the Operating Partnership or the Advisor is aware of any material pending or threatened legal proceedings to which the Company, the Operating Partnership or any of their subsidiaries is a party or of which any of their property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND
         RELATED SHAREHOLDER MATTERS

     MARKET INFORMATION

     The Common Shares of the Company began trading on the New York Stock Exchange ("NYSE") on April 24, 1998 under the symbol "LHO". On March 15, 1999, the last reported closing sale price per Common Share on the NYSE was $12 3/16. The following table sets forth for the indicated periods the high and low sales for the Common Shares and the cash distributions declared per share:

                                        High         Low        Distributions
                                        ----         ---        -------------
For the period from April 29, 1998
 (inception) through June 30, 1998      $18 9/16     $15 7/16     $0.260(a)
Quarter ended September 30, 1998        $17 1/4      $11 11/16    $0.375(b)
Quarter ended December 31, 1998         $13 1/2      $ 7 1/2      $0.375(c)


(a) The Company's Board of Trustees declared a distribution of $0.260 per Common Share on July 28, 1998. The distribution was to shareholders of record on August 4, 1998 and was paid August 14, 1998. The distribution was for the period from April 29, 1998 (inception) through June 30, 1998, which is approximately equivalent to a full quarterly distribution of $0.375 per Common Share and annual distribution of $1.50 per Common Share.

(b) The Company's Board of Trustees declared a distribution of $0.375 per Common Share on October 20, 1998. The distribution was to shareholders of record on October 30, 1998 and was paid November 13, 1998.

(c) The Company's Board of Trustees declared a distribution of $0.375 per Common Share on October 20, 1998. The distribution was to shareholders of record on December 31, 1998 and was paid on January 15, 1999.


SHAREHOLDER INFORMATION

     As of March 15, 1999, there were 131 record holders of the Company's Common Shares, including shares held in "street name" by nominees who are record holders, and approximately 9,000 beneficial holders.

     In order to comply with certain requirements related to qualification of the Company as a REIT, the Company's Amended and Restated Declaration of Trust limits the number of Common Shares that may be owned by any single person or affiliated group to 9.8% of the outstanding Common Shares.

DISTRIBUTION INFORMATION

     The Company's current annualized distribution rate is $1.50 per Common Share, payable quarterly in an amount equal to $0.375 per share. The Company's 1998 distributions were fully taxable as ordinary income.

     The Company currently anticipates that it will maintain at least the current distribution rate in the near term, unless actual results of operations, economic conditions or other factors differ from its current expectations. The declaration of distributions by the Company is in the sole discretion of the Company's Board of Trustees and depends on the actual cash flow of the Company, its financial condition, capital expenditure requirements for the Company's Hotels, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant.

UNITS

     On April 29, 1998 (inception) the Company had 3,181,723 Units outstanding. The unit holders received distributions per unit in the same manner as distributions distributed on a per share basis to the common shareholders. On December 31, 1998 there remained 3,181,723 Units outstanding.

SALES OF UNREGISTERED SECURITIES

     On June 1, 1998, the Company sold 112,458 common shares of beneficial interest to WestGroup for cash consideration of approximately $2.0 million.

This sale was not registered under the Securities Act of 1933 (the "Securities Act") in reliance upon the exemption from the registration requirements, thereof provided by Section 4(2) of the Securities Act.



ITEM 6.  SELECTED FINANCIAL DATA

                        SELECTED FINANCIAL INFORMATION

     The following tables set forth selected historical operating and financial data for the Company and selected historical financial data for LRP Bloomington Limited Partnership, which is the predecessor of the Company (the "Predecessor"). The selected historical financial data for the Company for the period from April 29, 1998 (inception) through December 31, 1998, and the selected historical financial data for the Predecessor for the period from January 1, 1998 through April 28, 1998, the years ended December 31, 1997 and 1996 and for the period from December 1, 1995 (date of formation) through December 31, 1995 have been derived from the historical financial statements of the Company and the Predecessor, respectively. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

                           LASALLE HOTEL PROPERTIES
               SELECTED HISTORICAL OPERATING AND FINANCIAL DATA
             (Unaudited, Dollars in thousands, except share data)

                                                      For the period from
                                                         April 29, 1998
                                                      (inception) through
                                                       December 31, 1998
                                                      --------------------
OPERATING DATA:
 REVENUE:
  Participating lease revenue. . . . . . . . . . . . . .       $   46,464
  Interest income. . . . . . . . . . . . . . . . . . . .              189
  Equity in loss of affiliated lessee. . . . . . . . . .              (59)
  Other income . . . . . . . . . . . . . . . . . . . . .              399
                                                               ----------
    Total revenue. . . . . . . . . . . . . . . . . . . .           46,993

 EXPENSES:
  Depreciation . . . . . . . . . . . . . . . . . . . . .           13,666
  Real estate, personal property taxes, and
    insurance. . . . . . . . . . . . . . . . . . . . . .            5,047
  Ground rent. . . . . . . . . . . . . . . . . . . . . .            1,886
  General and administrative . . . . . . . . . . . . . .              472
  Interest . . . . . . . . . . . . . . . . . . . . . . .            8,474
  Amortization of deferred financing costs . . . . . . .              514
  Advisory fee (1) . . . . . . . . . . . . . . . . . . .            2,134
  Minority interest in Operating Partnership . . . . . .            2,567
                                                               ----------

                                                      For the period from
                                                         April 29, 1998
                                                      (inception) through
                                                       December 31, 1998
                                                      --------------------

    Total expenses . . . . . . . . . . . . . . . . . . .           34,760
                                                               ----------
Net income applicable to common shareholders . . . . . .       $   12,233
                                                               ==========
Net income per share - basic and diluted . . . . . . . .       $     0.80
                                                               ==========
Weighted average number of Common Shares outstanding -
  basic and diluted. . . . . . . . . . . . . . . . . . .       15,209,555
                                                               ==========

                                                              As of
                                                        December 31, 1998
                                                        -----------------
BALANCE SHEET DATA:
  Investment in hotel properties, net. . . . . . . . . .       $  467,552
  Total assets . . . . . . . . . . . . . . . . . . . . .          496,338
  Borrowings under the credit facility . . . . . . . . .          164,700
  Bonds payable, net . . . . . . . . . . . . . . . . . .           42,828
  Minority interest in Operating Partnership . . . . . .           47,694
  Shareholders' equity . . . . . . . . . . . . . . . . .          228,384


                                                      For the period from
                                                         April 29, 1998
                                                      (inception) through
                                                       December 31, 1998
                                                      --------------------
OTHER DATA:
  Funds from operations (2). . . . . . . . . . . . . . .       $   28,466
  Cash provided by operating activities. . . . . . . . .           21,280
  Cash used in investing activities. . . . . . . . . . .         (406,732)
  Cash provided by financing activities. . . . . . . . .          387,022
  Distributions declared . . . . . . . . . . . . . . . .           18,590


                    LRP BLOOMINGTON LIMITED PARTNERSHIP (3)
                SELECTED PREDECESSOR HISTORICAL FINANCIAL DATA
                       (Unaudited, Dollars in thousands)

                                                                 For the
                                                                period from
                                                                December 1,
                          For the                              1995 (date of
                         period from        Year Ended          formation)
                         January 1,         December 31,         through
                        1998 through     ------------------     December 31,
                       April 28, 1998      1997       1996         1995
                       --------------    -------    -------    -------------
OPERATING DATA:
 REVENUES:
  Room revenue . . . .       $ 4,285     $13,863    $13,419         $   587
  Food and beverage
    revenue. . . . . .         3,459      10,214      9,276             682
  Telephone revenue. .           124         491        523              26
  Other revenue. . . .           537       1,649      1,399              76
                             -------     -------    -------         -------

    Total revenue. . .         8,405      26,217     24,617           1,371

                                                                 For the
                                                                period from
                                                                December 1,
                          For the                              1995 (date of
                         period from        Year Ended          formation)
                         January 1,         December 31,         through
                        1998 through     ------------------     December 31,
                       April 28, 1998      1997       1996         1995
                       --------------    -------    -------    -------------
 OPERATING EXPENSES:
  Departmental and
   operating expenses.         5,712      17,404     16,462           1,219
  Management fees. . .           336       1,111      1,053              55
  Property taxes . . .           405       1,240      1,191              97
  Interest expense . .           833       2,658      2,601             212
  Depreciation and
   amortization. . . .         1,196       3,123      2,718             375
  Advisory fees. . . .            53         159        159              13
                             -------     -------    -------         -------
    Total expenses . .         8,535      25,695     24,184           1,971
                             -------     -------    -------         -------
Net income (loss). . .       $  (130)    $   522    $   433         $  (600)
                             =======     =======    =======         =======

(1) Represents advisory fee paid to the Advisor for acquisition, management, advisory and administrative services provided to the Company. The Advisor receives an annual base fee up to 5% of the Company's net operating income, as defined in the Advisory Agreement, and an annual incentive fee which prior to January 1, 1999 is limited to 1% of the Company's prorated pro forma net operating income based on growth in Funds from Operations ("FFO") per share.

(2) FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income applicable to common shareholders (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property (including furniture and equipment), plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP, is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of performance or to cash flow as a measure of liquidity. The Company considers FFO to be an appropriate measure of the performance of an equity REIT in that such calculation is a measure used by the Company to evaluate its performance against its peer group and is a basis for making the determination as to the allocation of its resources and reflects the Company's ability to meet general operating expenses. Although FFO has been computed in accordance with the current NAREIT definition, FFO as presented may not be comparable to other similarly titled measures used by other REIT's. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

(3) The Predecessor was formed on December 1, 1995 for the purpose of acquiring and operating the Radisson Hotel South and Plaza Tower (the "property"). On April 29, 1998, the Predecessor contributed the property to the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, distributions and acquisitions (including the amount and nature thereof), expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company and the Advisor in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Any such statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

GENERAL BACKGROUND

     The following discusses: (i) the Company's actual results of operations for the period from April 29, 1998 (inception) through December 31, 1998, and (ii) the Company's pro forma results of operations for the years ended December 31, 1998 and 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this form 10-K. The Company has not included a discussion of the Predecessor, as its financial information would not be deemed comparable to the Company. However, the Predecessor's financial information has been included in the notes to the consolidated financial statements.

     The pro forma financial information of the Company is presented as if
(i) the IPO and the related formation transactions and (ii) the acquisitions of the hotels discussed in Note 4 to the consolidated financial statements had been consummated as of January 1, 1997. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the IPO and the related formation transactions and the subsequent acquisitions had been consummated and all of the Hotels had been leased as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

RESULTS OF OPERATIONS

     ACTUAL RESULTS FOR THE PERIOD FROM APRIL 29, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998

     The Company earned approximately $46.5 million in participating lease revenue from the Affiliated Lessee and the other lessees. The Company's expenses before minority interest, consisting principally of depreciation, property taxes, insurance, ground rent, advisory fees, general and administrative expenses and interest expense were approximately $32.2 million. Minority interest in the Operating Partnership was approximately $2.6 million representing the weighted average minority interest percentage for the period from April 29, 1998 (inception) through December 31, 1998.

     Net income applicable to common shareholders was approximately $12.2 million or 26.0% of total revenues for the period.

     PRO FORMA RESULTS OF OPERATIONS FOR THE COMPANY FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     For the year ended December 31, 1998, the Company's pro forma total revenues would have been approximately $72.5 million, representing a $6.7 million, or 10.2%, increase over pro forma total revenues for the year ended December 31, 1997 of approximately $65.7 million. The increase for 1998 over 1997 consisting almost entirely of Participating Lease revenues, is primarily attributable to a 5.3% increase in RevPAR for the 12 Hotels owned by the Company at December 31, 1998.

     Pro forma expenses before minority interest, consisting principally of depreciation, property taxes, insurance, ground rent, advisory fees, general and administrative expenses and interest expense would have been approximately $51.7 million for 1998, representing a $2.1 million, or 4.1% increase over 1997 expenses of approximately $49.7 million. This increase is principally attributable to property taxes, insurance, ground rent and advisory fees. Property taxes and insurance would have increased from approximately $7.2 million in 1997 to approximately $7.6 million in 1998, or 5.4%, primarily because of inflation and the reassessment of certain Hotels in 1998.

     Pro forma general and administrative expenses and interest expense would have remained relatively unchanged.

     Pro forma depreciation would have increased to approximately $21.5 million in 1998 from approximately $20.5 million in 1997, representing a $1.0 million or 4.7% increase, primarily due to FF&E refurbishments.

     Pro forma minority interest would have been approximately $3.6 million and $2.8 million for the year ended December 31, 1998 and 1997, respectively.

     As a result of the above, pro forma net income of the Company would have been approximately $17.2 million and approximately $13.3 million for the year ended December 31, 1998 and 1997, respectively. As a percentage of total revenues, net income would have been 23.7% and 20.2% for the year ended December 31, 1998 and 1997, respectively.

FUNDS FROM OPERATIONS

     The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the Board of Governors of NAREIT in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the period from April 29, 1998 (inception) through December 31, 1998 and pro forma net income and pro forma FFO for the years ended December 31, 1998 and 1997, respectively (in thousands, except per share data):

                                                    For the period
                                                     from April 29,
                                                   1998 (inception)
                                                        through
                                                     December 31,
                                                         1998
                                                   -----------------
Net income applicable to
  common shareholders. . . . . . . . . . . . .           $   12,233
Depreciation . . . . . . . . . . . . . . . . .               13,666
Minority interest. . . . . . . . . . . . . . .                2,567
                                                         ----------
FFO. . . . . . . . . . . . . . . . . . . . . .           $   28,466
                                                         ==========
FFO per common share and unit. . . . . . . . .           $     1.55
                                                         ==========
Weighted average common shares and
  units outstanding. . . . . . . . . . . . . .           18,391,278
                                                         ==========


                                               Year Ended December 31,
                                         --------------------------------
                                            1998                  1997
                                         ----------            ----------
Pro forma net income applicable
  to common shareholders . . . . .       $   17,152            $   13,283
Pro forma depreciation . . . . . .           21,453                20,493
Pro forma minority interest. . . .            3,584                 2,776
                                         ----------            ----------
Pro forma FFO. . . . . . . . . . .       $   42,189            $   36,552
                                         ==========            ==========
Pro forma FFO per common share
  and unit . . . . . . . . . . . .       $     2.29            $     1.99
                                         ==========            ==========
Pro forma weighted average
  common shares and units
  outstanding. . . . . . . . . . .       18,406,303            18,406,303
                                         ==========            ==========

     Pro forma FFO for the year ended December 31, 1998 would have increased $5.6 million, or 15.4% to approximately $42.2 million compared to approximately $36.6 million in the year ended December 31, 1997. The increase in pro forma FFO in 1998 is primarily attributable to the increase in participating lease revenues.

THE HOTELS

     The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the comparable Hotels, the non-comparable Hotels and total Hotel portfolio, regardless of ownership, for the years ended December 31, 1998 and 1997.

     This information is useful in understanding the underlying changes in the pro forma participating lease revenue for the Company during the pro forma periods presented.

                                          Year Ended December 31,
                                -----------------------------------------
                                    1998           1997          Variance
                                -----------     ----------     ----------
COMPARABLE HOTELS (a)
Occupancy. . . . . . . . . .          73.0%          73.1%          (0.1%)
ADR. . . . . . . . . . . . .        $131.74        $123.17           7.0%
RevPAR . . . . . . . . . . .         $96.17         $90.03           6.8%

NON-COMPARABLE HOTELS (b)
Occupancy. . . . . . . . . .          60.6%          75.3%         (19.5%)
ADR. . . . . . . . . . . . .        $102.44         $95.00           7.8%
RevPAR . . . . . . . . . . .         $62.08         $71.51         (13.2%)

TOTAL PORTFOLIO
Occupancy. . . . . . . . . .          71.8%          73.3%          (2.0%)
ADR. . . . . . . . . . . . .        $129.44        $120.51           7.4%
RevPAR . . . . . . . . . . .         $93.00         $88.33           5.3%

(a)   Comparable Hotels include all Hotels excluding those in Non-
      Comparable.
(b) Non-Comparable Hotels represent Hotels which underwent significant renovations and include the following:
        Radisson Hotel Tampa for quarters three and four, Le Meridien Dallas and Radisson Hotel South and Plaza Tower for quarter three.


     The Total Hotel Portfolio experienced an increase in RevPAR of $4.67, or 5.3%, for the year ended December 31, 1998 compared to the same period in 1997. This increase was led by significant RevPAR percentage increases at LeMeridien New Orleans, LaGuardia Airport Marriott and San Diego Paradise Point Resort. The increased RevPAR for LeMeridien New Orleans and LaGuardia Airport Marriott is a result of increases in the room rates and occupancy of those full service hotels. For the San Diego Paradise Point Resort, the increase in RevPAR is a result of an increase in room rates for the hotel. The increases in RevPAR for these properties were partially offset by the decreases in RevPAR at Radisson Hotel Tampa and LeMeridien Dallas. The Radisson Hotel Tampa and Le Meridien Dallas experienced a decline in occupancy due to renovations at these hotels during the third and fourth quarter and the third quarter of 1998, respectively. In addition, the Radisson Hotel South and Plaza Tower in Bloomington, Minnesota, experienced a decline in occupancy, due in part to the Northwest Airlines strike, which occurred in the third quarter of 1998. Also in the third quarter of 1998, the Holiday Inn Beachside Resort and Le Meridien New Orleans experienced a decline in occupancy due in part to evacuations at these two hotels associated with Hurricane Georges.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of the Operating Partnership's cash flow from the Participating Leases. Except for the security deposits required under the Participating Leases, the Lessees' obligations under the Participating Leases are unsecured and the Lessees' abilities to make rent payments to the Operating Partnership, and the Company's liquidity, including its ability to make distributions to shareholders, will be dependent on the Lessees' abilities to generate sufficient cash flow from the operations of the Hotels.

     In April 1998, the Company entered into a $200 million senior unsecured revolving credit facility (the "1998 Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. The Company amended its 1998 Credit Facility on October 30, 1998. Under the Amended and Restated Senior Unsecured Credit Agreement, as amended (the "1998 Amended Credit Facility"), the commitment was increased by $35 million, bringing the total commitment to $235 million. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. At December 31, 1998 the interest rate was approximately 6.8% for LIBOR borrowings. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 1998. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings or leverage based pricing matrix, currently set at 25 basis points. The Company incurred an unused commitment fee of approximately $93 for the period from April 29, 1998 (inception) through December 31, 1998. The 1998 Amended Credit Facility matures on April 30, 2001 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness.

     On June 24, 1998 the Company, through the Subsidiary LLC, acquired the Boston Property subject to $40 million principal amount of special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). In conjunction with the Massport Bonds, the Company recorded a premium of $3.5 million, of which $2.8 million remains unamortized at December 31, 1998. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the period June 24, 1998 through December 31, 1998 totaled $1.4 million. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

     At December 31, 1998, the Company had $1.6 million of cash and cash equivalents and had utilized $164.7 million outstanding under its 1998 Credit Facility.

     Net cash provided by operating activities was approximately $21.3 million for the period from April 29, 1998 (inception) through December 31, 1998 primarily due to the collections of Participating Lease revenues prior to December 31, 1998, which was offset by payments for real estate taxes, personal property taxes, interest expense, insurance, ground rent and the Advisory Fee.

     Net cash used in investing activities was approximately $406.7 million for the period from April 29, 1998 (inception) through December 31, 1998 primarily due to the acquisition of the Initial Hotels, the San Diego Property and the Boston Property.

     Net cash provided by financing activities was approximately $387.0 million for the period from April 29, 1998 (inception) through December 31, 1998 primarily attributable to the net proceeds received from the IPO and the borrowings under the 1998 Amended Credit Facility.

     During the period from April 29, 1998 (inception) through December 31, 1998, the Company granted 81,000 stock options from the 1998 Share Option and Incentive Plan. These stock options vest over periods determined by the Compensation, Contract and Governance Committee. The stock options have strike prices ranging from $14.81 to $18.00 per share and have a duration of seven to ten years from date of grant.

     In connection with the purchase of the San Diego Property, the sole limited partner in the Subsidiary Partnership (which is an affiliate of the hotel operator) acquired 112,458 Common Shares from the Company for a purchase price of $2.0 million. The purchase and sale of the Common Shares was a condition to the selection of the affiliate of the limited partner as operator of the San Diego Property, and the Common Shares have been pledged to the Operating Partnership to secure the limited partner's obligations under the Participating Lease.

     The Company is obligated to maintain Reserve Funds for capital expenditures at the Hotels, as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $9.3 million at December 31, 1998, of which $3.8 million is available in restricted cash reserves for future capital expenditures. Purchase orders totaling approximately $5.7 million have been issued for renovations at the Hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing Hotels or any future hotels that it may acquire.

     The Board of Trustees has modified the Company's debt policy to a basis which better reflects the underlying value of the Company's properties. It is the Company's policy to incur debt only if upon such incurrence the Company's total funded indebtedness would not exceed 50% of "Aggregate Asset Value." For purposes of this policy, Aggregate Asset Value is defined as the sum of (a) for all the Company's properties owned for more than four quarters ("Seasoned Properties"), the EBITDA (reduced by the aggregate FF&E reserves for the relevant period in respect of the Seasoned Properties) of the Seasoned Properties for the preceding four quarters times 10, and (b) for all Properties owned for less than four quarters ("New Properties"), the investment amount (which shall include the purchase price, including assumed indebtedness, and all acquisition costs) of the New Properties and 95% of all the capital expenditures with respect to the New Properties. The Company's previous policy was based upon market capitalization, which can fluctuate from time to time and which is not necessarily an accurate measure of the value of the Company's properties. The new basis for the Company's debt policy is expected to provide a more consistent measure of the value of the Company's properties.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through estimated cash from operations, long-term unsecured and secured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition criteria have been achieved.

INFLATION

     The Company's revenues come primarily from the Participating Leases, thus the Company's revenues will vary based on changes in the revenues at the Hotels. Therefore, the Company relies entirely on the performance of the Hotels and the lessees' abilities to increase revenues to keep pace with inflation. Operators of hotels can change room rates quickly, but competitive pressures may limit the Lessees' and their Operators abilities to raise rates faster than inflation or even at the same rate.

     The Company's expenses are subject to inflation. These expenses (primarily real estate and personal property taxes, property and casualty insurance and ground rent) are expected to grow with the general rate of inflation, except for instances in which the properties are subject to periodic real estate tax reassessments.

YEAR 2000

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

     Under the guidance of a Year 2000 program team, whose strategy is supported by senior management, the Company has a heightened sense of awareness to the Year 2000 Issue. The Company has grouped its systems and technology into three categories for purposes of Year 2000 readiness: (i) commercial software purchased from third-party vendors; (ii) information resource applications and technology (Operator IT Applications) - systems supported by the hotel operators; and (iii) building systems -- non IT equipment at hotels that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. In conducting its system assessment, the Company's Hotel Operators reviewed the Year 2000 readiness of these systems in addition to creating an inventory of all other applications, systems software and hardware including the related impact of the Year 2000 Issue. The Company, working with its Hotel Operators, then prioritized each of the hotel systems in terms of the degree of impact on the operations of the hotel.

     Based upon the results of the assessment, the Company's Hotel Operators are determining the appropriate levels of renovation that will be required and the process for validating the effect of the renovations. The order in which this process is occurring is based on a system priority rating. The renovation process of converting, replacing or eliminating selected platforms, applications, databases and utilities, as well as the validation process of testing and verifying, is anticipated to be completed by the end of September 1999. The implementation phase, which involves returning the tested systems to operational status, ongoing maintenance procedures to insure continued readiness and development of contingency plans for critical business systems, is also anticipated to be completed by September 1999.

     The Company's business is heavily dependent upon the efforts of the Company's Hotel Operators. The Company has assisted its Hotel Operators in developing guidelines for determining the status of Year 2000 readiness for the Hotels, planning for the remediation and testing of Year 2000 affected systems, and the preparation for potential unanticipated issues through the creation of contingency plans. The Company's Hotel Operators are addressing Year 2000 issues in a predetermined sequence based on a priority schedule which places life safety and mission critical issues as immediate concerns and so-called "amenity" or non-operationally critical systems as less immediate. The Company continues to rely on its Hotel Operators to identify and enact appropriate measures to assure that any adverse impact of the arrival of the Year 2000 will be minimized. The Company's involvement in terms of issue prioritization, scheduled review and on-going feedback will ensure that adequate focus by the Hotel Operators is maintained. The Company's senior management is, in addition to reviewing Year 2000 status reports submitted by the Hotel Operators, visiting all of the hotels to meet with hotel management regarding their specific Year 2000 issues, reviewing first hand the situation, and reiterating the importance of their efforts towards Year 2000 readiness.

     The Company is reasonably optimistic that its portfolio will have made prudent efforts towards the goal of Year 2000 readiness, and will be adequately prepared for most foreseen problems before the end of 1999. At this time, the majority of the Company's Hotel Operators have taken prudent measures to prevent any foreseeable Year 2000 impact on systems classified as either life safety related or mission critical for the on-going operation of the hotels, with the remaining open issues expected to be addressed in the near future. As such, the Company believes that it has significantly reduced its exposure to life safety related liability and has protected a significant portion of its revenue and earnings streams. The Company expects that its Hotel Operators will have taken prudent measures to prevent any foreseeable impact on systems related to the efficient production of revenues and control of expenses by the end of the first quarter 1999. At that time, the only remaining currently identified systems will be those systems which have limited impact on revenue generation or expense control. These systems will be ready to the fullest extent possible as of the end of the second quarter 1999. There can be no guarantee that the Company's Hotel Operators have identified every system in any of the above described categories, nor can there be any assurance that the steps taken to prepare for the Year 2000 will have addressed all potential impact of Year 2000, especially those issues yet to be identified.

     The Company and its Hotel Operators are currently developing contingency plans for each of the Hotels' systems, which are expected to be in place by the end of the second quarter 1999.

     Additionally, there can be no guarantee that the systems of other companies, including some of the Hotel Operator's parent companies, on which the operators rely for certain data and services will be Year 2000 ready on a timely basis and that any such lack of readiness will not have a material adverse effect on the Company.

     The Company's hotels rely on a variety of third party suppliers to provide critical operating services. These suppliers may utilize systems and embedded technologies to control the operation of building systems such as utilities, lighting, security, elevators, heating, ventilating and air conditioning systems. The Company has been and will continue to obtain assurances from suppliers as to their Year 2000 compliance and will continue to prepare contingency plans, including the identification of alternative suppliers. The Company does not control these third party suppliers, and for some suppliers, such as utility companies, there may be no feasible alternative suppliers available. The failure of these suppliers' systems could have a material adverse effect on the operations of the affected hotel, and failures could have a material adverse effect on the Company.

     The actual costs to be incurred by the Company will depend on a number of factors, many of which cannot currently be accurately predicted, including the extent and difficulty of the remediation and other work to be done, the appearance of unforeseen issues, the availability and cost of consultants, the extent of testing required to demonstrate Year 2000 readiness, and the reliance on contingency planning to mitigate any non-compliant situations. At this point in time, the Company is relying on the estimates of its Hotel Operators who have projected the total costs related to Year 2000 issues for the Company's hotels to be approximately $0.3 million. For the period from April 29, 1998 (inception) through December 31, 1998, less than $0.1 million was incurred in connection with costs related to Year 2000 issues.

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

     Finally, the Company also cannot predict the potential impact on its business of the failure of other third parties to achieve Year 2000 compliance. For example, failure by third parties to achieve Year 2000 compliance could cause short-term disruptions in travel patterns, potentially caused by actual or perceived problems with travel system (such as the air traffic control system), and potential temporary disruptions in the supply of utility, telecommunications and financial services, which may be local or regional in scope. These events could lead travelers to accelerate travel to late 1999, postpone travel to later in 2000 or cancel travel plans, which could in turn affect lodging patterns and occupancy. These potential issues are out of the control of the Company and may have material impact on the financial performance of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities," which requires that all non-governmental entities expense costs of start-up activities, including organizational costs, as those costs are incurred and requires the write-off of any unamortized balances upon implementation. SOP 98-5 is effective for periods beginning after December 15, 1998. The Company chose to adopt SOP 98-5 on April 29, 1998. Accordingly, there is no effect from the adoption of SOP 98-5 for the period from April 29, 1998 (inception) through December 31, 1998.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 1999, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Currently, the pronouncement has no impact on the Company, as the Company has not utilized derivative instruments or entered into any hedging activities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate changes primarily as a result of its 1998 Amended Credit Facility which is used for acquisitions, capital improvements, working capital and general corporate purposes. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company borrows at primarily variable interest rates. At December 31, 1998, the Company's outstanding borrowings under the 1998 Amended Credit Facility were $164.7 million.

     At December 31, 1998, the Company also had outstanding bonds payable of $42.8 million, of which $40.0 million represents the principal balance of the bonds and the remaining $2.8 million represents unamortized premium.

The bonds bear interest at a fixed rate. For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company, unless the Company is required to refinance such debt. At December 31, 1998, the carrying value of the bonds approximated their fair value.



ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to the Financial Statements on page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the material in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (the Proxy Statement) under the captions "Election of Trustees".


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption "Executive
Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption "Principal and Management Shareholders."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption "Certain
Relationships and Related Transactions."


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K.

      (a)   1.    FINANCIAL STATEMENTS

                  Included herein at pages F-1 through F-36

            2.    FINANCIAL STATEMENT SCHEDULES

                  The following financial statement schedule is included herein at pages F-24 through F-26

                  Schedule III - Real Estate and Accumulated Depreciation

                  All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

            3.    EXHIBITS

                  The following exhibits are filed as part of this Annual Report on Form 10-K:

                  EXHIBIT
                  NUMBER       DESCRIPTION OF EXHIBIT
                  -------      ----------------------

                    23         Consent of KPMG LLP
                    27         Financial Data Schedule

      (b)   REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the fourth quarter of 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LASALLE HOTEL PROPERTIES


Dated:  March 24, 1999               BY:   /S/ HANS WEGER
                                           ------------------------------
                                           Hans Weger
                                           Executive Vice President,
                                           Treasurer and Chief
                                           Financial Officer
                                           (Authorized Officer and
                                           Principal Financial and
                                           Accounting Officer)

     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and trustees of LaSalle Hotel Properties, hereby severally constitute Jon E. Bortz, Michael D. Barnello and Hans S. Weger, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable LaSalle Hotel Properties to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


     DATE          SIGNATURE                     TITLE
     ----          ---------                     -----

March 24, 1999     /s/ Jon E. Bortz              President, Chief Executive
                   --------------------------    Officer and Trustee
                   Jon E. Bortz


March 24, 1999     /s/ Stuart L. Scott           Chairman of the
                   --------------------------    Board of Trustees
                   Stuart L. Scott


March 24, 1999     /s/ Darryl Hartley-Leonard    Trustee
                   --------------------------
                   Darryl Hartley-Leonard


March 24, 1999     /s/ George F. Little, II      Trustee
                   --------------------------
                   George F. Little, II

     DATE          SIGNATURE                     TITLE
     ----          ---------                     -----


March 24, 1999     /s/ Donald S. Perkins         Trustee
                   --------------------------
                   Donald S. Perkins


March 24, 1999     /s/ Shimon Topor              Trustee
                   --------------------------
                   Shimon Topor


March 24, 1999     /s/ Donald A. Washburn        Trustee
                   --------------------------
                   Donald A. Washburn


March 24, 1999     /s/ Michael D. Barnello       Chief Operating Officer and
                   --------------------------    Executive Vice President
                   Michael D. Barnello           of Acquisitions

                           LASALLE HOTEL PROPERTIES

                         INDEX TO FINANCIAL STATEMENTS

                           LASALLE HOTEL PROPERTIES


Report of Independent Accountants. . . . . . . . . . . . . . . . . . .    F-2
Consolidated Balance Sheet as of December 31, 1998 . . . . . . . . . .    F-3
Consolidated Statement of Operations for the period from
  April 29, 1998 (inception) through December 31, 1998 . . . . . . . .    F-4
Consolidated Statement of Shareholders' Equity  for the period
  from April 29, 1998 (inception) through December 31, 1998. . . . . .    F-5
Consolidated Statement of Cash Flows for the period from
  April 29, 1998 (inception) through December 31, 1998 . . . . . . . .    F-6
Notes to Consolidated Financial Statements . . . . . . . . . . . . . .    F-7
Schedule III - Real Estate and Accumulated Depreciation
  as of December 31, 1998. . . . . . . . . . . . . . . . . . . . . . .   F-24


                          LASALLE HOTEL LESSEE, INC.

Report of Independent Accountants. . . . . . . . . . . . . . . . . . .   F-27
Balance Sheet as of December 31, 1998. . . . . . . . . . . . . . . . .   F-28
Statement of Operations for the period from
  April 29, 1998 (inception) through December 31, 1998 . . . . . . . .   F-29
Statement of Stockholders' Equity (Deficit) for the period
  from April 29, 1998 (inception) through December 31, 1998. . . . . .   F-30
Statement of Cash Flows for the period from April 29,
  1998 (inception) through December 31, 1998 . . . . . . . . . . . . .   F-31
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .   F-32

                         INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Trustees of LaSalle Hotel Properties:


     We have audited the consolidated financial statements of LaSalle Hotel Properties as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 1998, and the results of their operations and their cash flows for the period from April 29, 1998 (inception) through December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                       KPMG LLP


Chicago, Illinois
January 18, 1999

                           LASALLE HOTEL PROPERTIES

                          CONSOLIDATED BALANCE SHEET

                 (Dollars in thousands, except per share data)




                                                             December 31,
                                                                1998
                                                            -------------
               ASSETS
               ------

Investment in hotel properties, net. . . . . . . . . . .       $  467,552
Investment in affiliated lessee. . . . . . . . . . . . .              (21)
Cash and cash equivalents. . . . . . . . . . . . . . . .            1,570
Restricted cash reserves . . . . . . . . . . . . . . . .            9,789
Rent receivable from lessees:
  Affiliated lessee. . . . . . . . . . . . . . . . . . .            --
  Other lessees. . . . . . . . . . . . . . . . . . . . .            3,088
Notes receivable:
  Affiliated lessee. . . . . . . . . . . . . . . . . . .            1,500
  Other lessees. . . . . . . . . . . . . . . . . . . . .            3,451
Deferred financing costs, net. . . . . . . . . . . . . .            1,754
Prepaid expenses and other assets. . . . . . . . . . . .            7,655
                                                               ----------
          Total assets . . . . . . . . . . . . . . . . .       $  496,338
                                                               ==========

               LIABILITIES AND
             SHAREHOLDERS' EQUITY
             --------------------

Borrowings under credit facility . . . . . . . . . . . .       $  164,700
Bonds payable, net . . . . . . . . . . . . . . . . . . .           42,828
Due to JLL . . . . . . . . . . . . . . . . . . . . . . .              886
Due to affiliated lessee . . . . . . . . . . . . . . . .              614
Accounts payable and accrued expenses. . . . . . . . . .            4,320
Distributions payable. . . . . . . . . . . . . . . . . .            6,902
Minority interest in Operating Partnership . . . . . . .           47,694
Minority interest in other partnerships. . . . . . . . .               10

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value, 20,000,000 shares
    authorized, no shares issued and
    outstanding at December 31, 1998 . . . . . . . . . .            --
  Common shares of beneficial interest,
    $.01 par value, 100,000,000 shares
    authorized, 15,224,580 shares
    issued and outstanding at
    December 31, 1998. . . . . . . . . . . . . . . . . .              152
  Additional paid-in capital . . . . . . . . . . . . . .          231,376
  Retained earnings. . . . . . . . . . . . . . . . . . .            --
  Distributions in excess of Retained Earnings . . . . .           (3,144)
                                                               ----------
          Total shareholders' equity . . . . . . . . . .          228,384
                                                               ----------
          Total liabilities and
            shareholders' equity . . . . . . . . . . . .       $  496,338
                                                               ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           LASALLE HOTEL PROPERTIES

                     CONSOLIDATED STATEMENT OF OPERATIONS

                 (Dollars in thousands, except per share data)




                                                          For the Period
                                                          from April 29,
                                                         1998 (inception)
                                                              through
                                                            December 31,
                                                                1998
                                                         ----------------

Revenues:
  Participating lease revenue:
    Affiliated lessee. . . . . . . . . . . . . . . . .       $   19,436
    Other lessees. . . . . . . . . . . . . . . . . . .           27,028
  Interest income:
    Affiliated lessee. . . . . . . . . . . . . . . . .               54
    Other lessees. . . . . . . . . . . . . . . . . . .              135
  Equity in loss of affiliated lessee. . . . . . . . .              (59)
  Other income . . . . . . . . . . . . . . . . . . . .              399
                                                             ----------
        Total revenues . . . . . . . . . . . . . . . .           46,993
                                                             ----------

Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . .           13,666
  Real estate, personal property taxes and
    insurance. . . . . . . . . . . . . . . . . . . . .            5,047
  Ground rent. . . . . . . . . . . . . . . . . . . . .            1,886
  General and administrative . . . . . . . . . . . . .              472
  Interest . . . . . . . . . . . . . . . . . . . . . .            8,474
  Amortization of deferred financing costs . . . . . .              514
  Advisory fee . . . . . . . . . . . . . . . . . . . .            2,134
                                                             ----------
        Total expenses . . . . . . . . . . . . . . . .           32,193
                                                             ----------

Income before minority interest. . . . . . . . . . . .           14,800
Minority interest in Operating Partnership . . . . . .            2,567
                                                             ----------
Net income applicable to common shareholders . . . . .       $   12,233
                                                             ==========

Net income applicable to common shareholders
  per weighted average common share outstanding
  - basic and diluted. . . . . . . . . . . . . . . . .       $      .80
                                                             ==========

Weighted average number of common shares
  outstanding - basic and diluted. . . . . . . . . . .       15,209,555
                                                             ==========










             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           LASALLE HOTEL PROPERTIES

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the Period from April 29, 1998 (inception)
                           through December 31, 1998
                 (Dollars in thousands, except per share data)



                                                      Distribu-
                                                      tions in
                               Additional             Excess of
                       Common   Paid-In    Retained   Retained
                       Shares   Capital    Earnings   Earnings     Total
                       ------  ---------   --------   ---------  --------

Initial funding. . .     $ --   $      1  $   --       $   --    $      1

Net proceeds from
 issuance of common
 shares. . . . . . .      142    234,052      --           --     234,194
Issuance of
 restricted common
 shares. . . . . . .        9     16,409      --           --      16,418
Proceeds from
 issuance of
 common shares . . .        1      1,999      --           --       2,000
Issuance of rights
 and options to
 purchase shares . .      --       2,997      --           --       2,997
Adjustment required
 to reflect pre-
 decessor's basis. .      --     (24,082)     --           --     (24,082)
Distributions
 declared ($1.01
 per share). . . . .      --        --     (12,233)      (3,144)  (15,377)
Net income . . . . .      --        --      12,233         --      12,233
                         ----   --------  --------     --------  --------
Balance,
 December 31, 1998 .     $152   $231,376  $   --       $ (3,144) $228,384
                         ====   ========  ========     ========  ========


























             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           LASALLE HOTEL PROPERTIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                 (Dollars in thousands, except per share data)


                                                          For the Period
                                                          from April 29,
                                                         1998 (inception)
                                                             through
                                                           December 31,
                                                              1998
                                                        -----------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . .      $ 12,233
  Adjustments to reconcile net income to net cash
   flow provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . .        13,666
    Amortization of deferred financing fees. . . . . . .           514
    Bond premium amortization. . . . . . . . . . . . . .          (652)
    Minority interest in Operating Partnership . . . . .         2,567
    Equity in loss of Affiliated Lessee. . . . . . . . .            59
  Changes in assets and liabilities:
    Rent receivable from lessees . . . . . . . . . . . .        (3,088)
    Prepaid expenses and other assets. . . . . . . . . .        (3,952)
    Due to JLL . . . . . . . . . . . . . . . . . . . . .           811
    Accounts payable and accrued expenses. . . . . . . .          (878)
                                                            ----------
          Net cash flow provided by
            operating activities . . . . . . . . . . . .        21,280
                                                            ----------

Cash flows from investing activities:
  Acquisitions of hotel properties . . . . . . . . . . .      (380,250)
  Improvements and additions to hotel properties . . . .        (9,309)
  Advances to Affiliated Lessee. . . . . . . . . . . . .        (2,405)
  Funding of notes receivable. . . . . . . . . . . . . .        (4,951)
  Funding of restricted cash reserves. . . . . . . . . .       (14,385)
  Proceeds from restricted cash reserves . . . . . . . .         4,596
  Proceeds from minority interest in other
    partnerships . . . . . . . . . . . . . . . . . . . .            10
  Capital contribution to affiliated lessee. . . . . . .           (38)
                                                            ----------
          Net cash flow used in
            investing activities . . . . . . . . . . . .      (406,732)
                                                            ----------

Cash flows from financing activities:
  Borrowings under credit facility . . . . . . . . . . .       164,700
  Payment of deferred financing costs. . . . . . . . . .        (2,190)
  Proceeds from issuance of common shares. . . . . . . .       257,601
  Offering costs . . . . . . . . . . . . . . . . . . . .       (21,401)
  Distributions. . . . . . . . . . . . . . . . . . . . .       (11,688)
                                                            ----------
          Net cash flow provided by
            financing activities . . . . . . . . . . . .       387,022
                                                            ----------

Net change in cash and cash equivalents. . . . . . . . .         1,570
Cash and cash equivalents at beginning of period . . . .         --
                                                            ----------

Cash and cash equivalents at end of period . . . . . . .    $    1,570
                                                            ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           LASALLE HOTEL PROPERTIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE PERIOD FROM APRIL 29, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998
                 (Dollars in thousands, expect per share data)


1.   ORGANIZATION AND INITIAL PUBLIC OFFERING

     LaSalle Hotel Properties (the "Company") was organized in the state of Maryland on January 15, 1998. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company was formed to own hotel properties and to continue and expand the hotel investment activities of Jones Lang LaSalle Incorporated (formerly LaSalle Partners Incorporated) and certain of its affiliates (collectively "JLL"). On April 23, 1998, the Company's Registration Statement on Form S-11 was declared effective. The Company had no operations prior to April 29, 1998.

On April 29, 1998, the Company completed an initial public offering (the "IPO") of 14,200,000 common shares of beneficial interest (the "Common Shares"). The offering price of all Common Shares sold was $18 per common share, resulting in gross proceeds of $255,600 and net proceeds (less the underwriters' discount and offering expenses) of $234,194. The Company contributed all of the net proceeds of the IPO to LaSalle Hotel Operating Partnership, L.P., a limited partnership (the "Operating Partnership"), in exchange for an approximate 82.6% general partnership interest in the Operating Partnership. The Operating Partnership used the net proceeds from the Company, the issuance of additional Common Shares of the Company, the issuance of rights to purchase Common Shares and the issuance of limited partnership interests ("Units"), representing an approximate 17.4% interest in the Operating Partnership, to acquire ten upscale and luxury full service hotels (the "Initial Hotels").

     As of December 31, 1998, the Company owned interests in 12 hotels with an aggregate of 4,110 suites/rooms (the "Hotels") located in nine states. The Company owns 100% equity interests in 11 of the hotels and a 95.1% interest in a partnership which owns one hotel. All of the Hotels are leased under participating leases ("Participating Leases") which provide for rent based on hotel revenues and are managed by independent hotel operators ("Hotel Operators"). Eight of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and four of the Hotels are leased to LaSalle Hotel Lessee, Inc. (the "Affiliated Lessee").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and its consolidated subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value is determined by using available market information and appropriate valuation methodologies. The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and borrowings against the 1998 Amended Credit Facility (as defined in Note 6). Due to their short maturities, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts which reasonably approximate fair value. As borrowings under the 1998 Amended Credit Facility bear interest at variable market rates, carrying value approximates market value at December 31, 1998.

     INVESTMENT IN HOTEL PROPERTIES

     Hotel properties are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 27.5-30 years for buildings and improvements and 5 years for furniture, fixtures and equipment.

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

     INVESTMENT IN AFFILIATED LESSEE

     The Company owns a 9% interest in the Affiliated Lessee in which the Company together with JLL and LPI Charities, a charitable corporation organized under the laws of the state of Illinois, make all material decisions concerning the business affairs and operations. Accordingly, the Company does not control the Affiliated Lessee and carries its investment at cost, plus its equity in net earnings, less distributions received since the date of inception.

     CASH AND CASH EQUIVALENTS

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

     DEFERRED FINANCING FEES

     Deferred financing fees are recorded at cost and are amortized over the three-year term of the related credit facility. Accumulated amortization at December 31, 1998 was $474.

     DISTRIBUTIONS

     The Company pays regular quarterly distributions to its shareholders as directed by the Board of Trustees. The Company's ability to pay distributions is dependent on the receipt of distributions from the Operating Partnership.

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

     INCOME TAXES

     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code") commencing with its taxable year ending December 31, 1998. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal corporate income tax on that portion of its net income that is currently distributed to shareholders. Accordingly, no provision for income taxes has been included in the accompanying consolidated financial statements.

     For federal income tax purposes, the cash distributions paid to shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. The Company's 1998 distributions were fully taxable as ordinary income.

     EARNINGS PER SHARE

     The Company's basic and diluted earnings per share for the period from April 29, 1998 (inception) through December 31, 1998 was $.80.

     Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during the period. There was no adjustment to either the weighted average number of common shares outstanding or the reported amounts of income in computing diluted earnings per share because the unexercised stock options were anti-dilutive. The weighted average number of shares used in determining basic and diluted earnings per share was 15,209,555 for the period from April 29, 1998 (inception) through December 31, 1998.

     The outstanding limited partners' Units in the Operating Partnership have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.

3.   NOTES RECEIVABLE

     The Company provided working capital to the Affiliated Lessee and the other lessees in the aggregate amount of $3,368 in exchange for notes receivable ("Working Capital Notes"). In addition, the Company sold certain furniture, fixtures and equipment to two of its unaffiliated lessees in exchange for notes receivable ("FF&E Notes") of $1,583. Both the Working Capital Notes and the FF&E Notes are payable in monthly installments of interest only. The Working Capital Notes bear interest at either 5.6% or 6% per annum and have terms identical to the terms of the related Participating Lease. The FF&E Notes bear interest at 5.6% and 6.0% per annum and have an initial term of five years unless extended at the Company's option.

4.   ACQUISITION OF HOTEL PROPERTIES

     The Initial Hotels were previously owned by various limited and general partnerships (the "Existing Partnerships"). In conjunction with the IPO and the related formation transactions, the Initial Hotels, except for Radisson Hotel South and Plaza Tower (previously owned by LRP Bloomington Limited Partnership), were purchased by the Company from their Existing Partnerships and were accounted for as purchase transactions. LRP Bloomington Limited Partnership, the Existing Partnership that retained the largest number and percentages of voting rights of the Company after the formation transactions, was designated as the predecessor (the "Predecessor") for accounting purposes. Therefore, the Company recorded a purchase accounting adjustment in order to account for the Radisson Hotel South and Plaza Tower using the historical basis of accounting.

     In June 1998, the Company acquired an interest in the San Diego Princess Resort (the "San Diego Property") through a subsidiary partnership, LHO Mission Bay Hotel, L.P. (the "Subsidiary Partnership"). The Subsidiary Partnership is a limited partnership of which the Operating Partnership holds an approximate 95.1% general partnership interest. The 462-room San Diego Property was renamed the San Diego Paradise Point Resort.

     The San Diego Property was acquired for an aggregate purchase price of $73 million funded with proceeds from a borrowing under the Company's 1998 Credit Facility (as defined in Note 6) and from the proceeds of the sale of 112,458 Common Shares to the limited partner of the Subsidiary Partnership who will also operate the San Diego Property pursuant to the terms of a participating lease.

     Also in June 1998, the Company acquired a 100% interest in the 270-room Harborside Hyatt Conference Center & Hotel in Boston (the "Boston Property") through an indirect subsidiary, LHO Harborside Hotel, L.L.C. (the "Subsidiary LLC"). The Subsidiary LLC is a limited liability company, of which the Operating Partnership is the sole member.

     The Boston Property was acquired for an aggregate purchase price of $73.5 million, including $40 million of existing tax exempt industrial revenue bonds to which the Boston Property remains subject. The remainder of the purchase price was funded with proceeds from a borrowing under the Company's 1998 Credit Facility. Hyatt Hotels Corporation continues to operate the Boston Property under an existing management agreement.

5.   INVESTMENT IN HOTEL PROPERTIES

     Investment in hotel properties as of December 31, 1998 consists of the following:

          Land . . . . . . . . . . . . . . . . . . . .     $ 46,989
          Buildings and improvements . . . . . . . . .      383,294
          Furniture, fixtures and equipment. . . . . .       58,180
                                                           --------
          Accumulated depreciation . . . . . . . . . .      (13,666)
          Accumulated depreciation (Predecessor) . . .       (7,245)
                                                           --------
                                                           $467,552
                                                           ========

     The Hotels are located in California (3), Florida (2), Louisiana, Massachusetts, Minnesota, Nebraska, New Jersey, New York and Texas.

6.   LONG-TERM DEBT

     CREDIT FACILITY

     In April 1998, the Company obtained a three-year commitment for a $200 million senior unsecured revolving credit facility (the "1998 Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. The Company amended the 1998 Credit Facility on October 30, 1998. Under the Amended and Restated Senior Unsecured Credit Agreement, as amended (the "1998 Amended Credit Facility"), the commitment was increased by an additional $35 million, bringing the total commitment under the facility to $235 million. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. At December 31, 1998, the interest rate on LIBOR borrowings was approximately 6.8%. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 1998. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 25 basis points. The Company has incurred an unused commitment fee of approximately $93 for the period from April 29, 1998 (inception) through December 31, 1998. The 1998 Amended Credit Facility matures on April 30, 2001 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. As of December 31, 1998, the Company had outstanding borrowings against the 1998 Credit Facility of $164,700.

     BONDS PAYABLE

     On June 24, 1998 the Company, through the Subsidiary LLC, acquired the Boston Property subject to $40,000 of special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). In conjunction with the Massport Bonds, the Company recorded a premium of $3,480, of which $2,828 remains unamortized at December 31, 1998. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the period June 24, 1998 through December 31, 1998 totaled $1,425. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.
Future principal payments are as follows:

            1999 . . . . . . . . . . . . .      $  --
            2000 . . . . . . . . . . . . .         --
            2001 . . . . . . . . . . . . .          400
            2002 . . . . . . . . . . . . .          400
            2003 . . . . . . . . . . . . .          400
            Thereafter . . . . . . . . . .       38,800
                                                -------
                                                $40,000
                                                =======

    Under the terms of the Massport Bond Agreement, certain cash reserves are required to be held in trust for payments of interest, credit enhancement fees and ground rent. As of December 31, 1998, these reserves totaled $5,979 and are included in Restricted Cash Reserves.

     In addition, the Massport Bond Agreement was supplemented by a credit enhancement agreement (the "Massport Credit Enhancement Agreement"). Pursuant to the Massport Credit Enhancement Agreement, certain funds have been set aside by Massport to provide additional deficit funding if the amounts held in trust by the Company are not sufficient to cover the debt service requirements on the outstanding Massport Bonds. In consideration for the Massport Credit Enhancement Agreement, the Company is required to pay an annual enhancement fee of $150, payable March 1 and September 1.

7.   SHAREHOLDERS' EQUITY

     COMMON SHARES OF BENEFICIAL INTEREST

     In connection with the acquisition of the Initial Hotels, the Company issued 912,122 restricted Common Shares to JLL. The Common Shares were valued at $18.00 per share or $16,418. The Company also granted 1,280,569 rights mainly to purchase Common Shares at the exercise price of $18.00 per share in connection with the acquisition of the Initial Hotels. Among the rights which were granted, 457,346 were granted to the Advisor. The Advisor may exercise its rights to purchase Common Shares or Units, at the option of the Company. The Company has recorded these rights in shareholders' equity at their fair value on the date of grant, which was $2,997. All rights have a one year vesting period and a 10 year term. At December 31, 1998 none of the rights were exercisable.

     In connection with the purchase of the San Diego Property (see
Note 4), the sole limited partner in the Subsidiary Partnership (which is an affiliate of the hotel operator) acquired 112,458 Common Shares, from the Company for a purchase price of $2,000. The purchase and sale of the Common Shares was a condition to the selection of the affiliate of the limited partner as operator of the San Diego Property, and the Common Shares have been pledged to the Operating Partnership to secure the limited partner's obligations under the related Participating Lease.

     As of December 31, 1998 the Company has reserved 757,000 Common Shares for future issuance under the 1998 Share Option and Incentive Plan. The Company has also reserved a total of 1,280,569 Common Shares for future issuance pursuant to rights which have been issued and 3,181,723 Common Shares for issuance upon the conversion of the Units, both of which were issued in connection with the IPO, the acquisition of the Initial Hotels and the formation of the Company.

     OPERATING PARTNERSHIP UNITS

     The outstanding Units are redeemable at the option of the holder for a like number of Common Shares of the Company or, at the option of the Company, for the cash equivalent thereof.

8.   PARTICIPATING LEASES

     The Participating Leases have noncancelable terms ranging from six to 11 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Participating Lease is the greater of base rent, as defined, or participating rent. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI") published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating rents applicable to food and beverage revenues are calculated by multiplying fixed percentages by the total amounts of such revenues. Participating Lease revenue for the period from April 29, 1998 (inception) through December 31, 1998 was $46,464, of which $15,256 was in excess of base rent.

     Future minimum rentals (without reflecting future CPI increases) to be received by the Company pursuant to the Participating Leases for each of the years in the period 1999 to 2003 and in total thereafter are as follows:

                  1999 . . . . . . . . . . . . . . . . .   $ 50,123
                  2000 . . . . . . . . . . . . . . . . .     49,954
                  2001 . . . . . . . . . . . . . . . . .     49,954
                  2002 . . . . . . . . . . . . . . . . .     49,954
                  2003 . . . . . . . . . . . . . . . . .     50,202
                  Thereafter . . . . . . . . . . . . . .    221,307


9.   ADVISORY AGREEMENT

     Upon completion of the IPO, the Company entered into an advisory agreement (the "Advisory Agreement") with LaSalle Hotel Advisors, Inc. (the "Advisor"), a wholly owned subsidiary of JLL, to provide acquisition, investment management, advisory and administrative services for the Company. The initial term of the Advisory Agreement extends through December 31, 1999, subject to successive, automatic one year renewals unless terminated according to the terms of the Advisory Agreement. The Company may terminate the Advisory Agreement without termination fees or penalties upon notice given at least 180 days prior to the end of the then current term of the Advisory Agreement.

     The Advisory Agreement provides for payment of a base fee, payable quarterly, starting at 5% of the first $100 million of net operating income ("NOI") (as defined). The percentage of NOI used to calculate the base fee is reduced by .2% for every incremental $125 million of NOI above $100 million until $600 million, at which point any excess NOI above $600 million is subject to a base fee of 4%.

     In addition, the Advisory Agreement provides for payment of an annual incentive fee to be paid by the Company in arrears. The annual incentive fee is equal to 25% of the product of (i) the amount by which the funds from operations ("FFO") per common share/Unit (as defined) for the calendar year then ended (the "Measurement Year") exceeds a growth rate of 7% per annum of the FFO per common share/Unit for the prior calendar year and (ii) the common shares/Units outstanding for the Measurement Year. For partial years, the incentive fee shall be calculated on a pro rata basis for only that portion of the year that the Advisory Agreement was in effect.
Payment of the incentive fee will be in common shares or Units at the option of the Advisor.

10.  SHARE OPTION AND INCENTIVE PLAN

     In April 1998, the Board of Trustees adopted and the then current shareholder, approved the 1998 Share Option and Incentive Plan (the 1998
SIP) which is currently administered by the Compensation, Contract and Governance Committee (the "Compensation Committee") of the Board of Trustees. The Advisor and its employees and the Hotel Operators and their employees generally are eligible to participate in the 1998 SIP. Independent Trustees continuing in office after an annual meeting of shareholders of the Company receive automatic annual grants of options to purchase 1,000 common shares at a per share exercise price equal to fair market value of a common share on the date of the meeting.

     The 1998 SIP authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code; (ii) the grant of share options that do not so qualify; (iii) the grant of share options in lieu of cash Trustees' fees; (iv) grants of common shares in lieu of cash compensation; and (v) the making of loans to acquire common shares in lieu of compensation. The exercise price of share options is determined by the Compensation Committee, but may not be less than 100% of the fair market value of the common shares on the date of grant. Options under the plan vest over a period determined by the Compensation Committee. The duration of each option is also determined by the Compensation Committee, however, the duration of each option shall not exceed 10 years from date of grant. As of December 31, 1998, the Company has authorized 757,000 shares for issuance under the 1998 SIP, of which 676,000 shares are available for future grants.

     Stock Option transactions are summarized as follows:

                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                               Shares             Price
                                              ---------        ----------

Outstanding at beginning
  of the year. . . . . . . . . . . . . .           --              $  --
Options granted. . . . . . . . . . . . .         81,000            $16.22
                                               --------
Outstanding at end of year . . . . . . .         81,000
                                               ========
Exercisable at end of the year . . . . .           --
Available for future grant
  at year end. . . . . . . . . . . . . .        676,000

Weighted average per share fair
  value of options granted during
  the year . . . . . . . . . . . . . . .       $    .94

                         Options Outstanding           Options Exercisable
                 ---------------------------------   ----------------------
                   Number    Weighted    Weighted      Number      Weighted
Range of         Outstand-   Average      Average    Exercisable   Average
Exercise           ing at    Remaining    Exercise       at        Exercise
 Prices           12/31/98    Life        Price        12/31/98     Price
-----------      ---------   ---------   ---------   -----------   --------

$14.81-$18.00       81,000   7.4 years      $16.22       25,000     $18.00

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       1998
                                                      ------
            Expected Life. . . . . . . . . .            7.9
            Expected Volatility. . . . . . .           13.4%
            Risk-free Interest Rate. . . . .            4.7%
            Dividend Yield . . . . . . . . .            9.3%

     PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

     The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 SIP, accordingly, no compensation costs have been recognized. Had the compensation costs for the Company's 1998 SIP been determined in accordance with the method required by statement of Financial Accounting Standards No. 123, the Company's net income and net income per common share for 1998 would approximate the pro forma amounts below (in thousand, except per share data).

                                         As Reported      Pro Forma
                                         -----------     ----------

      Net income . . . . . . . . . .         12,233          12,229
      Net income per common share. .        $   .80         $   .80

11.  AFFILIATED LESSEE

     A significant portion of the Company's participating lease revenue is derived from the Participating Leases with the Affiliated Lessee. Certain condensed financial information, related to the Affiliated Lessee's financial statements, is as follows:
                                                        December 31, 1998
                                                       ------------------
Balance Sheet Information:
  Cash and cash equivalents. . . . . . . . . . . . . . .     $   3,742
  Due from LaSalle Hotel Properties. . . . . . . . . . .           614
  Total assets . . . . . . . . . . . . . . . . . . . . .         9,293
  Notes payable to LaSalle Hotel Properties. . . . . . .         1,500
  Total liabilities. . . . . . . . . . . . . . . . . . .         9,527
  Shareholders' deficit. . . . . . . . . . . . . . . . .          (234)
  Total liabilities and shareholders' deficit. . . . . .         9,293

                                                       For the Period from
                                                         April 29, 1998
                                                       (inception) through
                                                          December 31,
                                                              1998
                                                       -------------------
Statement of Operations Information:
  Total revenues . . . . . . . . . . . . . . . . . . . .      $ 66,335
  Participating lease expense. . . . . . . . . . . . . .        19,436
  Net loss . . . . . . . . . . . . . . . . . . . . . . .          (659)

     At December 31, 1998, the Company owed the Affiliated Lessee $614 for reimbursement of capital improvements, which were paid by the Affiliated Lessee.

12.  SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

                                                    For the Period from
                                                      April 29, 1998
                                                    (inception) through
                                                       December 31,
                                                           1998
                                                    -------------------
Supplemental disclosure of cash flow information:
  Interest paid, net of capitalized interest . . . . . .      $  7,325
  Interest capitalized . . . . . . . . . . . . . . . . .            57
  Distributions payable. . . . . . . . . . . . . . . . .         6,902

In conjunction with the hotel acquisitions, the
 Company assumed the following assets and liabilities:
  Purchase of real estate. . . . . . . . . . . . . . . .      $470,859
  Adjustment required to reflect predecessor's
    basis. . . . . . . . . . . . . . . . . . . . . . . .        33,012
  Liabilities, net of other assets . . . . . . . . . . .        (3,455)
  Bonds payable. . . . . . . . . . . . . . . . . . . . .       (43,480)
  Issuance of shares/units . . . . . . . . . . . . . . .       (76,686)
                                                              --------
  Investment in hotel properties . . . . . . . . . . . .      $380,250
                                                              ========

13.  COMMITMENTS AND CONTINGENCIES

     Three of the Hotels are subject to ground leases under noncancelable operating leases with terms ranging out to May 2081. Total lease expense for the period from April 29, 1998 (inception) through December 31, 1998 was $1,886. Future minimum lease payments are as follows:

                  1999 . . . . . . . . . . . . . . . . .     $ 1,761
                  2000 . . . . . . . . . . . . . . . . .       1,761
                  2001 . . . . . . . . . . . . . . . . .       1,761
                  2002 . . . . . . . . . . . . . . . . .       1,761
                  2003 . . . . . . . . . . . . . . . . .       1,761
                  Thereafter . . . . . . . . . . . . . .      79,065
                                                             -------
                                                             $87,870
                                                             =======

     The Company is obligated to make funds available to the Hotels for capital expenditures (the "Reserve Funds"), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds range from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $9,320 at December 31, 1998, of which $3,810 is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $5,655 have been issued for renovations at the Hotels.

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

14.  RELATED PARTY TRANSACTIONS

     At December 31, 1998, the Company had a payable to JLL of $886, primarily for the advisory fee. For the period from April 29, 1998 (inception) through December 31, 1998, the total advisory fee was $2,134, of which $155 represented the incentive portion of the advisory fee.

     At December 31, 1998, the Company had a receivable of $3,160 in conjunction with the final settlement of the hotel acquisitions. The receivable has been classified in other assets on the consolidated balance sheet and was collected in its entirety subsequent to December 31, 1998.

15.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

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

                                                           For the
                                                          Year Ended
                                                         December 31,
                                                    ----------------------
                                                       1998         1997
                                                    ----------  ----------
Total revenues . . . . . . . . . . . . . . . . . .  $   72,463      65,740
                                                    ----------  ----------
Depreciation . . . . . . . . . . . . . . . . . . .      21,453      20,493
Real estate and personal property taxes and
  insurance. . . . . . . . . . . . . . . . . . . .       7,584       7,196
General and administrative . . . . . . . . . . . .         707         702
Interest expense . . . . . . . . . . . . . . . . .      14,384      14,361
Amortization of deferred financing costs . . . . .         783         751
Advisory fees. . . . . . . . . . . . . . . . . . .       3,661       3,298
Ground rent. . . . . . . . . . . . . . . . . . . .       3,155       2,880
                                                    ----------  ----------
Income before minority interest. . . . . . . . . .      20,736      16,059
Minority interest. . . . . . . . . . . . . . . . .       3,584       2,776
                                                    ----------  ----------
Net income applicable to common shareholders . . .  $   17,152      13,283
                                                    ==========  ==========
Net income applicable to common shareholders
  per share - basic and diluted. . . . . . . . . .  $     1.13        0.87
                                                    ==========  ==========
Weighted average number of common
  shares outstanding - basic and diluted . . . . .  15,224,580  15,224,580
                                                    ==========  ==========

16.  PREDECESSOR INFORMATION

     Pursuant to SEC regulations which require the presentation of predecessor financial information for corresponding periods of the preceding year, the following information represents condensed balance sheet information as of December 31, 1997 and condensed statements of operations and cash flows information of LRP Bloomington Limited
Partnership, which is considered to be the predecessor of the Company, for the years ended December 31, 1997 and 1996 and for the period from January 1, 1998 through April 28, 1998.

               LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)

                                 BALANCE SHEET
                         (Dollar Amounts in Thousands)




                                                             December 31,
                                                                 1997
                                                             ------------

ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . .       $  1,744
  Guest and trade receivables, less allowance for
   doubtful accounts of $34. . . . . . . . . . . . . . . .            976
  Inventories. . . . . . . . . . . . . . . . . . . . . . .            288
  Prepaid expenses and other current assets. . . . . . . .            439
                                                                 --------
     Total current assets. . . . . . . . . . . . . . . . .          3,447
                                                                 --------

  Investment in hotel, at cost . . . . . . . . . . . . . .         35,539
  Less:  accumulated depreciation. . . . . . . . . . . . .         (6,074)
                                                                 --------
     Net investment in hotel property. . . . . . . . . . .         29,465
                                                                 --------
  Deferred charges, net of accumulated amortization
   of $142 . . . . . . . . . . . . . . . . . . . . . . . .            199
  Restricted cash reserves . . . . . . . . . . . . . . . .            490
                                                                 --------
      Total Assets . . . . . . . . . . . . . . . . . . . .       $ 33,601
                                                                 ========

LIABILITIES AND EQUITY
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . .       $    497
  Accrued expenses and other liabilities . . . . . . . . .          1,169
  Current installments of long-term debt . . . . . . . . .            863
                                                                 --------
      Total current liabilities. . . . . . . . . . . . . .          2,529
                                                                 --------
  Long-term debt, excluding current installments . . . . .         23,667

  Commitments and contingencies
                                                                 --------

     Total Liabilities                                             26,196
                                                                 --------

  Partners' capital. . . . . . . . . . . . . . . . . . . .          7,405
                                                                 --------
     Total Liabilities and Equity. . . . . . . . . . . . .       $ 33,601
                                                                 ========

               LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)

                           STATEMENTS OF OPERATIONS

                   (Unaudited, Dollar Amounts in Thousands)



                                                       For the period from
                                                         January 1, 1998
                                                             through
                                                         April 28, 1998
                                                      --------------------
REVENUES
Rooms. . . . . . . . . . . . . . . . . . . . . .              $ 4,285
Food & beverage. . . . . . . . . . . . . . . . .                3,459
Telephone. . . . . . . . . . . . . . . . . . . .                  124
Other. . . . . . . . . . . . . . . . . . . . . .                  537
                                                              -------
     Total Revenue . . . . . . . . . . . . . . .                8,405
                                                              -------

EXPENSES
Departmental expenses:
  Rooms. . . . . . . . . . . . . . . . . . . . .                1,096
  Food & beverage. . . . . . . . . . . . . . . .                2,379
  Telephone. . . . . . . . . . . . . . . . . . .                   88
  Other operating departments. . . . . . . . . .                  307
  General & administrative . . . . . . . . . . .                  571
  Sales and marketing. . . . . . . . . . . . . .                  435
  Real estate and personal property taxes. . . .                  405
  Property operations and management . . . . . .                  400
  Management fees. . . . . . . . . . . . . . . .                  336
  Energy . . . . . . . . . . . . . . . . . . . .                  292
  Insurance. . . . . . . . . . . . . . . . . . .                   71
  Other fixed expenses . . . . . . . . . . . . .                   73
  Interest expense . . . . . . . . . . . . . . .                  833
  Depreciation and amortization. . . . . . . . .                1,196
  Advisory fees. . . . . . . . . . . . . . . . .                   53
                                                              -------
     Total Expenses. . . . . . . . . . . . . . .                8,535
                                                              -------
Net Loss . . . . . . . . . . . . . . . . . . . .              $  (130)
                                                              =======

               LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)

                           STATEMENTS OF OPERATIONS

                For the years ended December 31, 1997 and 1996
                         (Dollar Amounts in Thousands)




                                                   1997              1996
                                                 --------          --------
Revenues:
  Rooms. . . . . . . . . . . . . . . .           $ 13,863            13,419
  Food and beverage. . . . . . . . . .             10,214             9,276
  Telephone. . . . . . . . . . . . . .                491               523
  Other. . . . . . . . . . . . . . . .              1,649             1,399
                                                 --------          --------
          Total revenue. . . . . . . .             26,217            24,617
                                                 --------          --------

Expenses:
  Departmental expenses:
    Rooms. . . . . . . . . . . . . . .              3,524             3,231
    Food and beverage. . . . . . . . .              7,198             6,515
    Telephone. . . . . . . . . . . . .                298               317
    Other operating departments. . . .              1,017               887
    General and administrative . . . .              1,674             1,718
    Sales and marketing. . . . . . . .              1,352             1,293
    Real estate and personal
      property taxes . . . . . . . . .              1,240             1,191
    Property operations and
      management . . . . . . . . . . .              1,154             1,085
    Management fees. . . . . . . . . .              1,111             1,053
    Energy . . . . . . . . . . . . . .                808               832
    Insurance. . . . . . . . . . . . .                132               310
    Other fixed expenses . . . . . . .                247               274
    Interest expense . . . . . . . . .              2,658             2,601
    Depreciation and amortization. . .              3,123             2,718
    Advisory fees. . . . . . . . . . .                159               159
                                                 --------          --------
          Total expenses . . . . . . .             25,695            24,184
                                                 --------          --------

Net income . . . . . . . . . . . . . .           $    522               433
                                                 ========          ========

               LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)

                            STATEMENT OF CASH FLOWS
                   (Unaudited, Dollar Amounts in Thousands)




                                                       For the period from
                                                         January 1, 1998
                                                             through
                                                         April 28, 1998
                                                      --------------------

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . .            $  (130)
  Adjustments to reconcile net loss
   to net cash provided by operating activities:
   Depreciation and amortization . . . . . . . . .              1,196
   Changes in assets and liabilities:
     Guest and trade receivables, net. . . . . . .               (284)
     Inventories . . . . . . . . . . . . . . . . .                  8
     Prepaid expenses. . . . . . . . . . . . . . .               (367)
     Accounts payable. . . . . . . . . . . . . . .               (133)
     Accrued expenses and other liabilities. . . .                515
                                                              -------
        Net cash provided by operating
          activities . . . . . . . . . . . . . . .                805
                                                              -------

Cash flows from investing activities:
  Proceeds from restricted cash reserves . . . . .                148
  Capital expenditures . . . . . . . . . . . . . .               (611)
                                                              -------
       Net cash used in investing activities . . .               (463)
                                                              -------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . .               (145)
                                                              -------
       Net cash used in financing activities . . .               (145)
                                                              -------

Increase in cash and cash equivalents. . . . . . .                197
  Cash and cash equivalents, beginning of
    period . . . . . . . . . . . . . . . . . . . .              1,744
                                                              -------
  Cash and cash equivalents, end of period . . . .            $ 1,941
                                                              =======

Cash paid for interest . . . . . . . . . . . . . .            $   833
                                                              =======

               LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)

                            STATEMENT OF CASH FLOWS
                For the years ended December 31, 1997 and 1996
                         (Dollar Amounts in Thousands)




                                                       1997          1996
                                                     --------      --------

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . .     $    522           433
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization. . . . . . . .        3,123         2,718
    Changes in assets and liabilities:
      Guest and trade receivables, net . . . . .          175          (604)
      Inventories. . . . . . . . . . . . . . . .           45           (91)
      Prepaid expenses . . . . . . . . . . . . .          358          (372)
      Accounts payable . . . . . . . . . . . . .            4           (54)
      Accrued expenses and other liabilities . .           90           186
                                                     --------      --------
          Net cash provided by
            operating activities . . . . . . . .        4,317         2,216
                                                     --------      --------

Cash flows from investing activities:
  Funding of restricted cash reserves. . . . . .       (1,010)       (1,020)
  Payment received from restricted
    cash reserves. . . . . . . . . . . . . . . .        1,736         1,607
  Capital expenditures . . . . . . . . . . . . .       (1,736)       (1,607)
                                                     --------      --------
        Net cash used in investing activities. .       (1,010)       (1,020)
                                                     --------      --------
Cash flows from financing activities:
  Partner's distributions. . . . . . . . . . . .       (1,151)         (900)
  Principal payments on long-term debt . . . . .         (758)         (658)
                                                     --------      --------
        Net cash used in investing activities. .       (1,909)       (1,558)
                                                     --------      --------
Increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . .        1,398          (362)
Cash and cash equivalents,
  beginning of period. . . . . . . . . . . . . .          346           708
                                                     --------      --------
Cash and cash equivalents, end of period . . . .     $  1,744           346
                                                     ========      ========

Cash paid for interest . . . . . . . . . . . . .     $  2,658         2,600
                                                     ========      ========

17.  SUBSEQUENT EVENTS

     On January 15, 1999, the Company paid its regular fourth quarter distribution of $0.375 per Share on its common shares of beneficial interest.

     The Company is in negotiations with the Affiliated Lessee to amend the terms of the Affiliated Lessee's current leases. In conjunction with the lease amendments, the Company is also negotiating the execution of additional notes receivable from the Affiliated Lessee in the amount of $2,400, which was advanced to the Affiliated Lessee as working capital during 1998 and is classified in other assets on the consolidated balance sheet.

18.  QUARTERLY OPERATING RESULTS (UNAUDITED)

     The Company's unaudited consolidated quarterly operating data for the period from April 29, 1998 (inception) through June 30, 1998 and for the quarters ended September 30 and December 31, 1998 follows (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.


                            For the Period
                            from April 29,
                           1998 (inception)    For the 1998 Quarter Ended
                               through         --------------------------
                            June 30, 1998      September 30,  December 31,
                           ----------------    ------------   -----------

Total revenues . . . . .        $   11,727           19,820        15,446
Total expenses . . . . .             6,922           14,517        13,321
Net income . . . . . . .             4,805            5,303         2,125
Net income applicable
 to common shareholders
 per weighted average
 common shares out-
 standing - basic and
 diluted . . . . . . . .              0.32             0.35          0.14
Weighted average
 number of common
 shares outstanding -
 basic and diluted . . .        15,165,673       15,224,580    15,224,580

                                               LASALLE HOTEL PROPERTIES

                                SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                As of December 31, 1998
                                                                    Costs Capitalized
                                                                      Subsequent to        Gross Amounts at Which
                                            Initial Cost               Acquisition      Carried At Close of Period
                                      ---------------------------  ------------------   ---------------------------
                                               Building            Building                      Building
                                                 and                 and                           and
                                               Improve-            Improve-                      Improve-
                                       Land      ments     FF&E      ments     FF&E      Land      ments     FF&E
                                     --------  --------  --------  --------  --------  --------  --------  --------
Radisson Hotel South
 and Plaza Tower . . . . . . . . . .  $ 8,172   $11,258   $13,811  $  --     $    494  $  8,172  $ 11,258  $ 14,305

Le Meridien New Orleans. . . . . . .    --       60,062     6,554     --        1,465     --       60,062     8,019

Le Meridien Dallas . . . . . . . . .    2,452    20,847     2,166     --        1,960     2,452    20,847     4,126

Marriott Seaview Resort. . . . . . .    7,415    40,337     2,339       104     1,845     7,415    40,441     4,184

Holiday Inn Beachside
  Resort . . . . . . . . . . . . . .    5,505    14,702     1,901     --          334     5,505    14,702     2,235

San Diego Paradise
 Point . . . . . . . . . . . . . . .    --       69,639     3,665       179     1,537     --       69,818     5,202

LaGuardia Airport
 Marriott. . . . . . . . . . . . . .    8,127    32,139     3,976        29       486     8,127    32,168     4,462

Omaha Marriott Hotel . . . . . . . .    4,268    22,405     3,086         2       475     4,268    22,407     3,561

Radisson Tampa . . . . . . . . . . .    4,383    20,223     2,166     --        1,085     4,383    20,223     3,251

Holiday Inn Park Plaza . . . . . . .    1,663     5,335       396         2        85     1,663     5,337       481

Le Montrose All Suite
 Hotel . . . . . . . . . . . . . . .    5,004    19,752     2,951         1        91     5,004    19,753     3,042

Harborside Hyatt
 Conference Center
 & Hotel . . . . . . . . . . . . . .    --       66,159     5,246       119        66     --       66,278     5,312
                                     --------  --------  --------  --------  --------  --------  --------  --------
Totals . . . . . . . . . . . . . . . $ 46,989  $382,858  $ 48,257  $    436  $  9,923  $ 46,989  $383,294  $ 58,180
                                     ========  ========  ========  ========  ========  ========  ========  ========

                                               LASALLE HOTEL PROPERTIES

                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                                As of December 31, 1998


                                                                                                    Life On Which
                                                                Date of                             Depreciation In
                           Accumulated            Net           Original           Date of         Income Statement
                           Depreciation        Book Value      Construction       Acquisition        is Computed
                           ------------        ----------      ------------       -----------      ----------------
Radisson Hotel South
 and Plaza Tower . . . . .     $  8,260          $ 25,475           1969            12/01/95            5 - 30 years

Le Meridien New Orleans. .        2,317            65,764           1984            04/29/98            5 - 30 years

Le Meridien Dallas . . . .          879            26,546           1980            04/29/98            5 - 30 years

Marriott Seaview Resort. .        1,364            50,676           1912            04/29/98            5 - 30 years

Holiday Inn Beachside
  Resort . . . . . . . . .          604            21,838           1960            04/29/98            5 - 30 years

San Diego Paradise
 Point . . . . . . . . . .        1,817            73,203           1962            06/01/98            5 - 30 years

LaGuardia Airport
 Marriott. . . . . . . . .        1,293            43,464           1981            05/01/98            5 - 30 years

Omaha Marriott Hotel . . .          966            29,270           1982            04/29/98            5 - 30 years

Radisson Tampa . . . . . .          770            27,087           1987            04/29/98            5 - 30 years

Holiday Inn Park Plaza . .          174             7,307           1976            04/29/98            5 - 30 years

Le Montrose All Suite
 Hotel . . . . . . . . . .          836            26,963           1976            04/29/98            5 - 30 years

Harborside Hyatt
 Conference Center
 & Hotel . . . . . . . . .        1,631            69,959           1993            06/24/98            5 - 30 years
                               --------          --------
Totals . . . . . . . . . .     $ 20,911          $467,552
                               ========          ========




                           LASALLE HOTEL PROPERTIES

                            As of December 31, 1998



     Reconciliation of real estate and accumulated depreciation:

     Reconciliation of Real Estate:
                                                             December 31,
                                                                 1998
                                                             ------------
     Balance at April 29, 1998 . . . . . . . . . . . . . . .     $ 33,241
       Acquisitions of hotel properties. . . . . . . . . . .      444,863
       Improvements and additions to hotel properties. . . .       10,359
                                                                 --------
     Balance at December 31, 1998. . . . . . . . . . . . . .     $488,463
                                                                 ========


     Reconciliation of Accumulated Depreciation:
                                                             December 31,
                                                                 1998
                                                             ------------

     Balance at April 29, 1998 . . . . . . . . . . . . . . .     $  7,245
       Depreciation. . . . . . . . . . . . . . . . . . . . .       13,666
                                                                 --------
     Balance at December 31, 1998. . . . . . . . . . . . . .     $ 20,911
                                                                 ========

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
LaSalle Hotel Lessee, Inc.

     We have audited the accompanying balance sheet of LaSalle Hotel Lessee, Inc. (the Company) as of December 31, 1998 and the related statement of operations, stockholders' equity (deficit), and cash flows for the period from April 29, 1998 (inception) through December 31, 1998.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Lessee, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the period from April 29, 1998 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.





                                        KPMG LLP


Chicago, Illinois
March 17, 1999

                          LASALLE HOTEL LESSEE, INC.

                                 BALANCE SHEET
                            (Dollars in Thousands)




                                                             December 31,
                                                                 1998
                                                             ------------

ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . .      $   3,742
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $102. . . . . . . . . . . . .          3,804
  Note receivable - LPI Charities. . . . . . . . . . . . .            201
  Inventories. . . . . . . . . . . . . . . . . . . . . . .            742
  Prepaid expenses and other assets. . . . . . . . . . . .            190
  Due from LaSalle Hotel Properties. . . . . . . . . . . .            614
                                                                 --------
     Total assets. . . . . . . . . . . . . . . . . . . . .       $  9,293
                                                                 ========

LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)
  Accounts payable
    Trade. . . . . . . . . . . . . . . . . . . . . . . . .       $  1,753
    Advance deposits . . . . . . . . . . . . . . . . . . .            915
  Accrued expenses
    Accrued sales, use and occupancy taxes . . . . . . . .            610
    Other accrued liabilities. . . . . . . . . . . . . . .          4,749
  Notes Payable to LaSalle Hotel Properties. . . . . . . .          1,500
                                                                 --------
        Total liabilities. . . . . . . . . . . . . . . . .          9,527
                                                                 --------
  Stockholders' equity (deficit)
    Common stock . . . . . . . . . . . . . . . . . . . . .          --
    Additional paid-in capital . . . . . . . . . . . . . .            425
    Retained deficit . . . . . . . . . . . . . . . . . . .           (659)
                                                                 --------
        Total stockholders' equity (deficit) . . . . . . .           (234)
                                                                 --------
        Total liabilities and
          stockholders' equity (deficit) . . . . . . . . .       $  9,293
                                                                 ========





















                    The accompanying notes are an integral
                      part of these financial statements.

                          LASALLE HOTEL LESSEE, INC.

                            STATEMENT OF OPERATIONS
                            (Dollars in Thousands)




                                                       For the period from
                                                         April 29, 1998
                                                       (inception) through
                                                        December 31, 1998
                                                      --------------------
REVENUES
  Room revenue . . . . . . . . . . . . . . . . .            $  36,643
  Telephone revenue. . . . . . . . . . . . . . .                1,124
  Food and beverage revenue. . . . . . . . . . .               20,897
  Golf revenue . . . . . . . . . . . . . . . . .                5,680
  Other revenue. . . . . . . . . . . . . . . . .                1,949
  Interest income. . . . . . . . . . . . . . . .                   42
                                                             --------
        Total revenues . . . . . . . . . . . . .               66,335
                                                             --------

EXPENSES
  Departmental expenses of hotels
    Rooms. . . . . . . . . . . . . . . . . . . .                8,736
    Telephone. . . . . . . . . . . . . . . . . .                  607
    Food and beverage. . . . . . . . . . . . . .               15,640
    Golf . . . . . . . . . . . . . . . . . . . .                3,231
    Other. . . . . . . . . . . . . . . . . . . .                1,212
  Repairs and maintenance. . . . . . . . . . . .                2,577
  Utilities. . . . . . . . . . . . . . . . . . .                1,618
  Sales and marketing. . . . . . . . . . . . . .                3,384
  General and administrative . . . . . . . . . .                4,940
  Insurance. . . . . . . . . . . . . . . . . . .                  360
  Management and incentive fees. . . . . . . . .                4,975
  Participation rent . . . . . . . . . . . . . .               19,436
  Interest on notes payable. . . . . . . . . . .                   54
  Other. . . . . . . . . . . . . . . . . . . . .                  224
                                                             --------
          Total expenses . . . . . . . . . . . .               66,994
                                                             --------
  Net loss . . . . . . . . . . . . . . . . . . .             $   (659)
                                                             ========






















                    The accompanying notes are an integral
                      part of these financial statements.

                          LASALLE HOTEL LESSEE, INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

   For the Period from April 29, 1998 (inception) through December 31, 1998
                            (Dollars in Thousands)





                                       APIC -
                         Common        Common      Retained
                         Stock         Stock       Deficit         Total
                      ----------    ----------    ----------     ---------

Initial proceeds
 from stock
 issuance. . . . .    $    --       $      425    $    --        $     425

Net loss . . . . .         --            --             (659)         (659)
                      ----------    ----------    ----------     ---------

Balance at
 December 31,
 1998. . . . . . .    $    --       $      425    $     (659)    $    (234)
                      ==========    ==========    ==========     =========








































                    The accompanying notes are an integral
                      part of these financial statements.

                          LASALLE HOTEL LESSEE, INC.

                            STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)




                                                       For the period from
                                                         April 29, 1998
                                                      (inception) through
                                                        December 31, 1998
                                                      --------------------
OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . .           $   (659)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Bad debts. . . . . . . . . . . . . . . . . . .                 94
    Changes in operating assets and liabilities
      Accounts receivable. . . . . . . . . . . . .             (3,656)
      Inventories. . . . . . . . . . . . . . . . .               (663)
      Prepaid expenses and other assets. . . . . .               (434)
      Accounts payable and accrued expenses. . . .              2,355
                                                             --------

        Net cash used in
          operating activities . . . . . . . . . .             (2,963)
                                                             --------
FINANCING ACTIVITIES
 Proceeds from notes payable . . . . . . . . . . .              1,500
 Capital contributions . . . . . . . . . . . . . .                232
 Proceeds from prorations. . . . . . . . . . . . .              2,568
 Advances from LaSalle Hotel Properties. . . . . .              2,405
                                                             --------
        Net cash provided by
          financing activities . . . . . . . . . .              6,705
                                                             --------
Increase in cash and cash equivalents. . . . . . .              3,742
Cash and cash equivalents at beginning of period .               --
                                                             --------
Cash and cash equivalents at end of period . . . .           $  3,742
                                                             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
  Cash paid for interest . . . . . . . . . . . . .           $     54
                                                             ========





















                    The accompanying notes are an integral
                      part of these financial statements.

                          LASALLE HOTEL LESSEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                            (Dollars in thousands)


1.   ORGANIZATION

     LaSalle Hotel Lessee, Inc. was formed on March 24, 1998 as an Illinois Corporation, (the "Affiliated Lessee") by Jones Lang LaSalle Incorporated (formerly LaSalle Partners Incorporated) ("JLL") in connection with the initial public offering of LaSalle Hotel Properties (the "Company") to serve as lessee for three of the initial hotels owned by the Company. The Affiliated Lessee is owned as follows: 9.0% by the Company, 45.5% by JLL and 45.5% by LPI Charities, a charitable corporation organized under the laws of the state of Illinois. Accordingly, the stockholders share in the profits and losses of the Affiliated Lessee in accordance with their respective ownership interests. In addition, any cash deficits will be funded by the stockholders in proportion to their ownership interests. The Affiliated Lessee had no operations prior to April 29, 1998. On June 24, 1998, the Affiliated Lessee leased Harborside Hyatt Conference Center and Hotel (the "Boston Property") from the Company pursuant to the Company's acquisition of the Boston Property.

     The owners capitalized the Affiliated Lessee through three demand notes receivable totaling $425 and bearing interest at 5.62% per annum. As of December 31, 1998 only the note from LPI Charities was outstanding. In connection with the formation of the Affiliated Lessee and the subsequent lease of the Boston Property, the Affiliated Lessee assumed certain assets and liabilities of the four hotels. The net liability totaling $2,568 was paid to the Affiliated Lessee by the Company. All four hotels (the "hotels") are leased under participating leases ("Participating Leases") which provide for rent based on hotel revenues and are managed by independent hotel operators (the "Operators").

PROPERTY NAME                              LOCATION
-------------                              --------

LaGuardia Airport Marriott                 New York, NY
Omaha Marriott Hotel                       Omaha, NE
Marriott Seaview Resort                    Atlantic City, NJ
Harborside Hyatt
 Conference Center and Hotel               Boston, MA


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The Affiliated Lessee is operated on a calendar year basis. However, the Marriott hotels are operated on a fiscal year basis. The Marriott fiscal year ends on the Friday closest to December 31. The 1998 fiscal year for Marriott ended on January 1, 1999, and is reflected in the accompanying financial statements.

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

                          LASALLE HOTEL LESSEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                            (Dollars in thousands)


     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value is determined by using available market information and appropriate valuation methodologies. The Affiliated Lessee's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which due to their short maturities, are carried at amounts which reasonably approximate fair value.

     INVENTORIES

     Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of cost or market.

     REVENUE RECOGNITION

     Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been within management's expectations.

     MEMBERSHIP FEES

     Golf course membership fees are recognized as revenue using the straight-line method over the membership period.

3.   PARTICIPATING LEASES

     The Participating Leases are operating leases with noncancelable terms of 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Participating Lease is the greater of base rent, as defined, or participating rent. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the applicable Consumer Price Index ("CPI"). Participating Lease expense for the period from April 29, 1998 (inception) through December 31, 1998 was $19,436 of which approximately $7,125 was in excess of base rent.

     Future minimum rentals (without reflecting future CPI increases) to be paid by the Affiliated Lessee pursuant to the Participating Leases for the years 1999 to 2003 and in total thereafter are as follows:

                  1999 . . . . . . .  $  18,451
                  2000 . . . . . . .     18,451
                  2001 . . . . . . .     18,451
                  2002 . . . . . . .     18,451
                  2003 . . . . . . .     18,451
                  Thereafter . . . .     80,992
                                       --------
                    Total. . . . . .   $173,247
                                       ========

                          LASALLE HOTEL LESSEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                            (Dollars in thousands)


     Other than real estate and personal property taxes, ground rent, casualty insurance and capital improvements which are obligations of the Company, the Percentage Leases require the Affiliated Lessee to pay rent, liability insurance premiums, all costs, expenses, utilities and other charges incurred in the operation of the leased hotels. At December 31, 1998, the Affiliated Lessee had an outstanding receivable of $614 from the Company for the reimbursement of capital improvements, which were paid by the Affiliated Lessee.

     The Affiliated Lessee is required to indemnify the Company against all liabilities, costs and expenses incurred by or asserted against the Company in the normal course of operating the hotels.

4.   ADVISORY AGREEMENT

     On April 29, 1998, the Affiliated Lessee entered into an advisory agreement (the "Advisory Agreement") with LaSalle Hotel Advisors, Inc. (the "Advisor"), a wholly owned subsidiary of JLL, to provide all management, administrative and accounting services for the Affiliated Lessee. The Advisory Agreement will remain in effect until either party gives notice of termination. The Advisory Agreement provides for an annual fee, prorated for any partial year the Advisory Agreement is in effect, to be paid to the Advisor, as follows:

                                Annual                Annual Fee
                           1998 Advisory Fee      in Subsequent years
                           -----------------      -------------------

       Four hotels               $25.0            Prior year fee + 2%
       Each additional hotel     $ 2.5            Prior year fee + 2%

     The advisory fee for the period from April 29, 1998 (inception) through December 31, 1998 was $17.

5.  INCOME TAXES

     The components of the income tax expense (benefit) were as follows:

       Current income tax expense (benefit)
           Federal                                     $  --
           State                                          --

       Deferred income tax expense (benefit)
           Federal                                        --
           State                                          --
                                                       -------
                                                       $  --
           Total income tax expense (benefit)          =======

                          LASALLE HOTEL LESSEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                            (Dollars in thousands)


     A reconciliation of the income tax expense (benefit) at the statutory income tax rate to the financial statements follows:

                                               For the period from
                                           April 29, 1998 (inception)
                                            through December 31, 1998
                                           ---------------------------

       Tax computed at 25%                           $(165)
       State income taxes, net of federal
         income tax effect                             (35)
       Increase in valuation allowance                 200
                                                     -----
       Income tax expense (benefit)                  $ --
                                                     =====

     The components of the Affiliated Lessee's deferred tax assets as of December 31, 1998 were as follows:

       Deferred tax assets:
         Operating loss carryforward                    $(165)
         Gift certificate liability                       (32)
         Bad debt allowance                                (2)
                                                        -----
       Gross deferred tax assets                         (200)
         Less:  valuation allowance                       200
                                                        -----
       Deferred tax assets                              $ --
                                                        =====

     A valuation allowance has been established due to the uncertainty of realizing loss carryforwards. The Affiliated Lessee has a net operating loss carryforward for federal income tax purposes of $543 which is available to offset future federal taxable income through 2018.

6.  OPERATOR AGREEMENTS

     The hotels have entered into separate management agreements ("Operator Agreements") with the Operators. Pursuant to the terms of the Operator Agreements, the Operators are to manage the hotels for a base management fee ranging from 3% to 3.5% of gross revenues plus an incentive fee equal to a percentage of certain measures of profitability, as defined. For the period from April 29, 1998 (inception) through December 31, 1998, base and incentive management fees totaled $2,045 and $2,930, respectively. Management fees of approximately $107 were payable at December 31, 1998, respectively. In addition, pursuant to the terms of the Operator Agreements, the Operators provide the hotels with various services and supplies, including marketing, reservations, and insurance.

7.  CONTINGENCIES

     The nature of the operations of the hotels exposes them to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect that the ultimate resolution of these matters to have a material adverse effect on the financial position, operations or liquidity of the hotels.

     The Operators are addressing Year 2000 issues based on a priority schedule to ensure that any adverse impact on the Affiliated Lessee is minimized. There can be no assurance, however, that all such risks will be mitigated.

                          LASALLE HOTEL LESSEE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                            (Dollars in thousands)

8.  NOTES PAYABLE

     The Company provided working capital to the Affiliated Lessee in the aggregate amount of $1,500 in exchange for notes payable. The notes bear interest at 5.6% per annum and are payable in monthly installments of interest only. The term of each note is 10 years. Interest expense totaled $54 for the period from April 29, 1998 (inception) through December 31, 1998.

9.  CONCENTRATION OF RISK

     The profitability of the hotels is dependent upon business and leisure travelers and in certain circumstances, golf tourism. Consequently demand may fluctuate and be seasonal. Unfavorable economic or weather conditions could adversely affect the results of operations.

10.  EMPLOYEE BENEFIT PLANS

     A majority of the employees of the hotels participate in defined contribution and other benefit plans, which are administered by the respective Operators in accordance with the provisions of the related labor contracts and are generally based on hours worked. The hotels contribution to these plans totaled approximately $534 for the period from April 29, 1998 (inception) through December 31, 1998.

11.  SUBSEQUENT EVENTS

     On March 2, 1999, the Affiliated Lessee received $201 from LPI Charities in satisfaction of its demand note receivable.

     The Affiliated Lessee is in negotiations with the Company to amend the terms of the Participating Leases. In conjunction with the lease amendments, the Affiliated Lessee is also negotiating the execution of additional notes payable to the Company in the amount of $2,400, which was advanced to the Affiliated Lessee as working capital during 1998 and is classified in other accrued liabilities on the balance sheet.