Form 10-Q
period 1999-03-31
LASALLE HOTEL PROPERTIES
filed 1999-05-12
CIK 1053532

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate the number of common shares of beneficial interest of each class outstanding as of the latest practicable date.

                                               Outstanding at
               Class                            May 10, 1999
               -----                           ----------------

     Common Shares of Beneficial                 15,240,563
     Interest ($0.01 par value)

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .    13

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk . . . . . . . . . . . . . . . . . . . . .    20

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    21

Item 2.    Changes in Securities and Use of Proceeds . . . . . .    21

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . .    21

Item 4.    Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . .    21

Item 5.    Other Matters . . . . . . . . . . . . . . . . . . . .    21

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    22

PART I    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         LASALLE HOTEL PROPERTIES

                        CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands, except per share data)

                                               March 31,    December 31,
                                                 1999           1998
                                              -----------   ------------
                                              (Unaudited)
               ASSETS
               ------
Investment in hotel properties, net. . . . .    $ 468,287     $  467,552
Investment in affiliated lessee. . . . . . .         (135)           (21)
Cash and cash equivalents. . . . . . . . . .        1,165          1,570
Restricted cash reserves . . . . . . . . . .        8,040          9,789
Rent receivable from lessees:
  Affiliated lessee. . . . . . . . . . . . .        1,440          --
  Other lessees. . . . . . . . . . . . . . .        5,056          3,088
Notes receivable:
  Affiliated lessee. . . . . . . . . . . . .        3,900          1,500
  Other lessees. . . . . . . . . . . . . . .        3,451          3,451
  Other. . . . . . . . . . . . . . . . . . .          400          --
Deferred financing costs, net. . . . . . . .        1,977          1,754
Prepaid expenses and other assets. . . . . .        1,854          7,655
                                               ----------     ----------
          Total assets . . . . . . . . . . .   $  495,435     $  496,338
                                               ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Borrowings under credit facility . . . . . .   $  169,200     $  164,700
Bonds payable, net . . . . . . . . . . . . .       42,514         42,828
Due to JLL . . . . . . . . . . . . . . . . .          754            886
Due to affiliated lessee . . . . . . . . . .        --               614
Accounts payable and accrued expenses. . . .        3,659          4,320
Minority interest in Operating
  Partnership. . . . . . . . . . . . . . . .       48,246         47,694
Minority interest in other partnerships. . .           10             10
Distributions payable. . . . . . . . . . . .        --             6,902

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value, 20,000,000 shares
    authorized, no shares issued and
    outstanding. . . . . . . . . . . . . . .        --             --
  Common shares of beneficial interest,
    $.01 par value, 100,000,000 shares
    authorized 15,240,563 shares
    issued and outstanding . . . . . . . . .          152            152
  Additional paid-in capital . . . . . . . .      231,536        231,376
  Retained earnings. . . . . . . . . . . . .        --             --
  Distributions in excess of
    Retained Earnings. . . . . . . . . . . .         (636)        (3,144)
                                               ----------     ----------
          Total shareholders' equity . . . .      231,052        228,384
                                               ----------     ----------
          Total liabilities and
            shareholders' equity . . . . . .   $  495,435     $  496,338
                                               ==========     ==========

           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENT OF OPERATIONS

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                                          For the three
                                                           months ended
                                                          March 31, 1999
                                                          -------------
Revenues:
  Participating lease revenue:
    Affiliated lessee. . . . . . . . . . . . . . . .         $    4,599
    Other lessee . . . . . . . . . . . . . . . . . .             11,507
  Interest income:
    Affiliated lessee. . . . . . . . . . . . . . . .                 57
    Other lessees. . . . . . . . . . . . . . . . . .                 50
  Equity in (loss) of affiliated lessee. . . . . . .               (114)
  Other income . . . . . . . . . . . . . . . . . . .                113
                                                             ----------
          Total revenues . . . . . . . . . . . . . .             16,212
                                                             ----------

Expenses:
  Depreciation and other amortization. . . . . . . .              5,742
  Real estate, personal property taxes
    and insurance. . . . . . . . . . . . . . . . . .              1,997
  Ground rent. . . . . . . . . . . . . . . . . . . .                651
  General and administrative . . . . . . . . . . . .                355
  Interest . . . . . . . . . . . . . . . . . . . . .              3,505
  Amortization of deferred financing costs . . . . .                241
  Advisory fee . . . . . . . . . . . . . . . . . . .                661
                                                             ----------
          Total expenses . . . . . . . . . . . . . .             13,152
                                                             ----------

Income before minority interest. . . . . . . . . . .              3,060
Minority interest in Operating Partnership . . . . .                552
                                                             ----------
Net income . . . . . . . . . . . . . . . . . . . . .         $    2,508
                                                             ==========

Net income per weighted average common share
  outstanding - basic and diluted. . . . . . . . . .         $     0.16
                                                             ==========

Weighted average number of common shares
  outstanding - basic and diluted. . . . . . . . . .         15,230,052
                                                             ==========















           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                                          For the three
                                                          months ended
                                                         March 31, 1999
                                                         --------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . .     $  2,508
  Adjustments to reconcile net income to net cash
   flow provided by operating activities:
    Depreciation and other amortization. . . . . . . .        5,742
    Amortization of deferred financing costs . . . . .          241
    Bond premium amortization. . . . . . . . . . . . .         (314)
    Minority interest in Operating Partnership . . . .          552
    Equity in loss of Affiliated Lessee. . . . . . . .          114
  Changes in assets and liabilities:
    Rent receivable from lessees . . . . . . . . . . .       (3,326)
    Prepaid expenses and other assets. . . . . . . . .        2,950
    Due to JLL . . . . . . . . . . . . . . . . . . . .           23
    Accounts payable and accrued expenses. . . . . . .           21
                                                         ----------
          Net cash flow provided by
            operating activities . . . . . . . . . . .        8,511
                                                         ----------

Cash flows from investing activities:
  Improvements and additions to hotel properties . . .       (7,410)
  Funding of notes receivable. . . . . . . . . . . . .         (400)
  Funding of restricted cash reserves. . . . . . . . .       (5,004)
  Proceeds from restricted cash reserves . . . . . . .        6,753
                                                         ----------
          Net cash flow used in
            investing activities . . . . . . . . . . .       (6,061)
                                                         ----------

Cash flows from financing activities:
  Borrowings under credit facility . . . . . . . . . .        8,500
  Repayments under credit facility . . . . . . . . . .       (4,000)
  Payment of deferred financing costs. . . . . . . . .         (427)
  Offering costs paid. . . . . . . . . . . . . . . . .          (26)
  Distributions. . . . . . . . . . . . . . . . . . . .       (6,902)
                                                         ----------
          Net cash flow used in
            financing activities . . . . . . . . . . .       (2,855)
                                                         ----------

Net change in cash and cash equivalents. . . . . . . .         (405)
Cash and cash equivalents at beginning of period . . .        1,570
                                                         ----------

Cash and cash equivalents at end of period . . . . . .   $    1,165
                                                         ==========








           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDED MARCH 31, 1999
               (Dollars in thousands, expect per share data)

                                (Unaudited)


1.   ORGANIZATION AND INITIAL PUBLIC OFFERING

     LaSalle Hotel Properties (the "Company") was organized in the state of Maryland on January 15, 1998. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company was formed to own hotel properties and to continue and expand the hotel investment activities of Jones Lang LaSalle Incorporated and certain of its affiliates (collectively "JLL"). On April 23, 1998, the Company's Registration Statement on Form S-11 was declared effective. The Company had no operations prior to April 29, 1998. On April 29, 1998, the Company completed an initial public offering (the "Initial Offering") of 14,200,000 common shares of beneficial interest (the "Common Shares"). The offering price of all shares sold was $18 per common share, resulting in gross proceeds of $255,600 and net proceeds (less the underwriters' discount and offering expenses) of approximately $ 234,139. The Company contributed all of the net proceeds of the Initial Offering to LaSalle Hotel Operating Partnership, L.P., a limited partnership (the Operating Partnership), in exchange for an approximate 82.6% general partnership interest in the Operating Partnership. The Operating Partnership used the net proceeds from the Company, the issuance of additional Common Shares of the Company and the issuance of limited partnership interests (the "Units"), representing approximately 17.4% of the Operating Partnership, to acquire ten upscale and luxury full service hotels (the "Initial Hotels").

     As of March 31, 1999, the Company owned interests in 12 hotels with an aggregate of 4,110 suites/rooms (the "Hotels") located in nine states. The Company owns 100% equity interests in 11 of the hotels and a 95.1% interest in a partnership which owns one hotel. All of the Hotels are leased under participating leases ("Participating Leases") which provide for rent based on hotel revenues and are managed by independent hotel operators ("Hotel Operators"). Eight of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and four of the Hotels are leased to LaSalle Hotel Lessee, Inc. (the "Affiliated Lessee").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim consolidated financial statements and related notes have been prepared in accordance with the financial information and accounting policies described in the Company's 1998 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1998 audited financial statements included in the Company's 1998 form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999.

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

3.    EARNINGS PER SHARE

     The Company's basic and diluted earnings per share for the three months ended March 31, 1999 was $0.16.

     Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during the period. There was no adjustment to either the weighted average shares outstanding or the reported amounts of income in computing diluted earnings per share because the unexercised stock options were anti-dilutive. The weighted average number of shares used in determining basic and diluted earnings per share was 15,230,052 for the three months ended March 31, 1999.

     The outstanding Units in the Operating Partnership have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.

4.   LONG-TERM DEBT

     CREDIT FACILITY

     The Company obtained a three-year commitment for a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the three months ended March 31, 1999, the weighted average interest rate was approximately 6.7%. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 1999. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 25 basis points. The Company has incurred an unused commitment fee of approximately $44 for the three months ended March 31, 1999. As of March 31, 1999, the Company had outstanding borrowings against the 1998 Credit Facility of $169,200.

     BONDS PAYABLE

     At March 31, 1999, the Company had outstanding bonds payable of $42,514, of which $40,000 million represents the principal balance of the bonds and the remaining $2,514 million represents unamortized premium. The bonds bear interest at a fixed rate of 10% per annum. Interest expense, net of the premium amortization, for the three months ended March 31, 1999 totaled $686.

    Pursuant to the bond agreement, certain cash reserves are required to be held in trust for payments of interest, credit enhancement fees and ground rent. As of March 31, 1999, these reserves totaled $4,243 and are included in Restricted Cash Reserves.

5.   SHAREHOLDERS' EQUITY

     On January 15, 1999, the Company paid its regular fourth quarter distribution of $0.375 per share on its Common Shares.

     On March 4, 1999, pursuant to the advisory agreement, the Company issued 10,988 Common Shares to the Advisor for the incentive portion of the 1998 advisory fee, in lieu of the $155 which would have otherwise been due to the Advisor.

6.  SHARE OPTION AND INCENTIVE PLAN

     On January 19, 1999, the Company granted 305,700 non-qualified stock options at a strike price of $13.19. These options vest over three years and have a seven year life. On February 22, 1999, the Company issued 4,995 Common Shares to its Board of Trustees for 1998 compensation. The Common Shares were issued in lieu of cash, at the trustee's election. These Common Shares were issued from the 1998 Share Option and Incentive Plan (the "1998 SIP"). As of March 31, 1999, the Company has authorized 757,000 Common Shares for issuance under the 1998 SIP, of which 365,305 Common Shares are available for future grants.

7.  AFFILIATED LESSEE

     A significant portion of the Company's participating lease revenue is derived from the Participating Leases with the Affiliated Lessee. The Affiliated Lessee is owned as follows: 9.0% by the Company 45.5% by JLL and 45.5% by LPI Charities, a charitable organization organized under the laws of the state of Illinois. Certain condensed financial information, related to the Affiliated Lessee's income statement, is as follows:

                                                          For the three
                                                           months ended
                                                         March 31, 1999
                                                         --------------
Statement of Operations Information:
  Total revenues . . . . . . . . . . . . . . . . . . .     $ 18,124
  Participating lease expense. . . . . . . . . . . . .        4,599
  Net (loss) . . . . . . . . . . . . . . . . . . . . .       (1,271)

     On March 26, 1999, the Company executed lease amendments for its
leases with the Affiliated Lessee.    The amendments were effective as of
January 1, 1999, and amended the participating rent thresholds of the
leases.   Also, in conjunction with the lease amendments, the Affiliated
Lessee executed a promissory note in the amount of $2,400, for working capital previously advanced to the Affiliated Lessee. The promissory note bears interest at a rate of 6.0% per annum. The promissory note matures on the earlier of April 30, 2009 or the date upon which any Affiliated Lessee lease terminates. The effective date of the promissory note was also January 1, 1999.

8.  COMMITMENTS AND CONTINGENCIES

     The Company is obligated to make funds available to the Hotels for capital expenditures (the "Reserve Funds"), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $9,710 at March 31, 1999, of which $3,797 is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $13,934 million have been issued for renovations at the Hotels.

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

9.  RELATED PARTY TRANSACTIONS

     At March 31, 1999, the Company had a payable to JLL of $754, primarily for the first quarter advisory fee.

10. SUBSEQUENT EVENTS

     On April 15, 1999, the Company declared its regular first quarter distribution of $0.375 per share on its Common Shares. The distribution is payable on May 14, 1999 to the shareholders of record at the close of business on April 30, 1999.

     On April 29, 1999, the Company filed a registration statement on Form S-3 under the Securities Act of 1933, as amended, (the "Securities Act") to register $200,000 of Common Shares, Common Share Warrants, Preferred Shares of Beneficial Interest (the "Preferred Shares") and Depositary Shares representing Preferred Shares.

11. PRO FORMA FINANCIAL INFORMATION

     The pro forma financial information set forth below is presented as if
(i) the Initial Offering and the related formation transactions and (ii) the subsequent acquisitions of the San Diego Paradise Point Resort and the Harborside Hyatt Conference Center and Hotel (the "Subsequent Acquisi-tions") had been consummated and leased as of January 1, 1998. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Initial Offering and the related formation transactions and the Subsequent Acquisitions had been consummated and all the Hotels had been leased as of January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                         For the three
                                                          months ended
                                                        March 31, 1998
                                                        --------------

Total revenues . . . . . . . . . . . . . . . . . . . . . .  $   16,764
                                                            ----------
Depreciation . . . . . . . . . . . . . . . . . . . . . . .       5,495
Real estate and personal property taxes and insurance. . .       1,755
Ground rent. . . . . . . . . . . . . . . . . . . . . . . .         773
General and administrative . . . . . . . . . . . . . . . .         175
Interest . . . . . . . . . . . . . . . . . . . . . . . . .       3,593
Amortization of deferred financing costs . . . . . . . . .         180
Advisory fee . . . . . . . . . . . . . . . . . . . . . . .         843
                                                            ----------
Income before minority interest. . . . . . . . . . . . . .       3,950
Minority interest in Operating Partnership . . . . . . . .         687
                                                            ----------
Net income . . . . . . . . . . . . . . . . . . . . . . . .  $    3,263
                                                            ==========
Net income per weighted average common share
  outstanding - basic and diluted. . . . . . . . . . . . .  $     0.21
                                                            ==========
Weighted average number of common shares
  outstanding - basic and diluted. . . . . . . . . . . . .  15,224,580
                                                            ==========

12. PREDECESSOR INFORMATION

     Pursuant to SEC regulations which require the presentation of predecessor financial information for corresponding periods of the preceding year, the following information represents condensed statements of operations and cash flows information of LRP Bloomington Limited Partnership, which is considered to be the predecessor of the Company, for the three months ended March 31, 1998.

             LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)
                          STATEMENT OF OPERATIONS
                 (Unaudited, Dollar Amounts in Thousands)


                                                      For the Three Months
                                                      Ended March 31, 1998
                                                      --------------------
Revenues:
  Rooms. . . . . . . . . . . . . . . . . . . . .            $  2,976
  Food and beverage. . . . . . . . . . . . . . .               2,443
  Telephone. . . . . . . . . . . . . . . . . . .                  84
  Other. . . . . . . . . . . . . . . . . . . . .                 386
                                                            --------
          Total revenue. . . . . . . . . . . . .               5,889
                                                            --------

Expenses:
  Departmental expenses:
    Rooms. . . . . . . . . . . . . . . . . . . .                 768
    Food and beverage. . . . . . . . . . . . . .               1,712
    Telephone. . . . . . . . . . . . . . . . . .                  60
    Other operating departments. . . . . . . . .                 226
    General and administration . . . . . . . . .                 386
    Sales and marketing. . . . . . . . . . . . .                 315
    Real estate and personal property taxes. . .                 320
    Property operations and management . . . . .                 296
    Management fees. . . . . . . . . . . . . . .                 248
    Energy . . . . . . . . . . . . . . . . . . .                 179
    Insurance. . . . . . . . . . . . . . . . . .                  53
    Other fixed expenses . . . . . . . . . . . .                  54
    Interest expense . . . . . . . . . . . . . .                 634
    Depreciation and amortization. . . . . . . .                 899
    Advisory fees. . . . . . . . . . . . . . . .                  40
                                                            --------
          Total expenses . . . . . . . . . . . .               6,190
                                                            --------

Net loss . . . . . . . . . . . . . . . . . . . .            $   (301)
                                                            ========

             LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)
                          STATEMENT OF CASH FLOWS
                 (Unaudited, Dollar Amounts in Thousands)



                                                      For the Three Months
                                                      Ended March 31, 1998
                                                      --------------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . .            $   (301)
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
    Depreciation and amortization. . . . . . . .                 899
    Changes in assets and liabilities:
      Guest and trade receivables,
        net. . . . . . . . . . . . . . . . . . .                (634)
      Inventories. . . . . . . . . . . . . . . .                   5
      Prepaid expenses and other
        current assets . . . . . . . . . . . . .                (319)
      Accounts payable . . . . . . . . . . . . .                 314
      Accrued expenses and other
        liabilities. . . . . . . . . . . . . . .                 267
                                                            --------
          Net cash provided by
            operating activities . . . . . . . .                 231
                                                            --------

Cash flows from investing activities:
  Proceeds from restricted cash
    reserves . . . . . . . . . . . . . . . . . .                (143)
  Capital improvement expenditures . . . . . . .                (218)
                                                            --------
          Net cash used in
            investing activities . . . . . . . .                (361)
                                                            --------

Cash flows from financing activities:
  Distributions. . . . . . . . . . . . . . . . .                   1
  Principal payments on long-term
    debt . . . . . . . . . . . . . . . . . . . .                (213)
                                                            --------
          Net cash used in
            financing activities . . . . . . . .                (212)
                                                            --------

Decrease in cash and cash equivalents. . . . . .                (342)
Cash and cash equivalents,
  beginning of period. . . . . . . . . . . . . .               1,744
                                                            --------
Cash and cash equivalents,
  end of period. . . . . . . . . . . . . . . . .            $  1,402
                                                            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL BACKGROUND

     The following discusses: (i) the Company's actual results of operations for the three months ended March 31, 1999, and (ii) the Company's pro forma results of operations for the three months ended
March 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The Company has not included a discussion of LRP Bloomington Limited Partnership (the "Predecessor") as its financial information would not be deemed comparable to the Company. However, the Predecessor's financial information has been included in the notes to the consolidated financial statements.

     The pro forma financial information of the Company is presented as if
(i) the Initial Offering and the related formation transactions and (ii) the Subsequent Acquisitions had been consummated as of January 1, 1998.
The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Initial Offering and the related formation transactions and the Subsequent Acquisitions had been consummated and all the Hotels had been leased as of January 1, 1998, nor does it purport to represent the results of operations for future periods.

     RESULTS OF OPERATIONS

     ACTUAL RESULTS OF OPERATIONS FOR THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE PRO FORMA THREE MONTHS ENDED MARCH 31, 1998

     For the three months ended March 31, 1999, the Company's total revenues were $16.2 million, representing a $0.6 million, or 3.3%, decrease from pro forma total revenues for the three months ended March 31, 1998 of $16.8 million. The decrease is primarily attributable to a 3.8% decrease in occupancy for the Hotels. The decrease in occupancy was due to significant renovations which were taking place at the Marriott Seaview Resort, the Radisson Convention Hotel and the San Diego Paradise Point Resort. Excluding the hotels under renovation, occupancy was up 1.4%.

     Expenses before minority interest, consisting principally of depreciation, property taxes, insurance, advisory fees, general and administrative expenses and interest expense were $13.2 million for the three months ended March 31, 1999, representing a $0.3 million, or 2.6% increase over the pro forma three months ended March 31, 1998 expenses of $12.8 million. This increase is principally attributable to increases in property taxes, insurance, general and administrative expense and depreciation.

     Minority interest was $0.6 million and pro forma minority interest would have been $0.7 million for the three months ended March 31, 1999 and 1998, respectively.

     As a result of the above, net income of the Company was $2.5 million and pro forma net income would have been $3.3 million for the three months ended March 31, 1999 and 1998, respectively. As a percentage of total revenues, net income was 15.5% and 19.5% for the three months ended
March 31, 1999 and 1998, respectively.

     FUNDS FROM OPERATIONS (FFO)

     The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the three months ended
March 31, 1999 and pro forma net income and pro forma FFO for the three months ended March 31, 1998 (in thousands, except share data):

                                                          For the three
                                                           months ended
                                                          March 31 1999
                                                          -------------
Net income applicable to common shareholders . . . . .      $     2,508
Depreciation . . . . . . . . . . . . . . . . . . . . .            5,741
Minority interest. . . . . . . . . . . . . . . . . . .              552
                                                            -----------
FFO. . . . . . . . . . . . . . . . . . . . . . . . . .      $     8,801
                                                            ===========
FFO per common share and unit. . . . . . . . . . . . .      $      0.48
                                                            ===========
Weighted average common shares and
  units outstanding. . . . . . . . . . . . . . . . . .       18,411,775
                                                            ===========

                                                            Pro Forma
                                                           three months
                                                              ended
                                                          March 31, 1998
                                                          --------------
  Pro forma net income applicable to
    common shareholders. . . . . . . . . . . . . . . .       $    3,263
  Pro forma depreciation . . . . . . . . . . . . . . .            5,495
  Pro forma minority interest. . . . . . . . . . . . .              687
                                                             ----------
  Pro forma FFO. . . . . . . . . . . . . . . . . . . .       $    9,445
                                                             ==========
  Pro forma FFO per common share
    and unit . . . . . . . . . . . . . . . . . . . . .       $     0.51
                                                             ==========
  Pro forma weighted average common shares
    and units outstanding. . . . . . . . . . . . . . .       18,406,303
                                                             ==========

     FFO for the three months ended March 31, 1999 decreased $0.6 million, or 6.8%, to $8.8 million compared to $9.4 million for the pro forma three months ended March 31, 1998.

     THE HOTELS

     The following table sets forth historical comparative information with respect to occupancy, average daily rate (ADR) and room revenue per available room (RevPAR) for the comparable Hotels, the non-comparable Hotels and the total Hotel portfolio, regardless of ownership, for the three month periods ended March 31, 1999 and 1998. This information is useful in understanding the underlying changes in the pro forma participating lease revenue for the Company during the pro forma periods presented.

                                     For the Three Months Ended March 31,
                                    -------------------------------------
                                       1999          1998        Variance
                                     --------      --------      --------
COMPARABLE  HOTELS (a)
Occupancy. . . . . . . . . . . .        75.2%         74.1%          1.4%
ADR. . . . . . . . . . . . . . .      $136.32       $132.72          2.7%
REVPAR . . . . . . . . . . . . .      $102.46        $98.38          4.1%

NON-COMPARABLE
 HOTELS (b)
Occupancy. . . . . . . . . . . .         54.3%         64.6%       (16.0%)
ADR. . . . . . . . . . . . . . .      $118.65       $112.77          5.2%
REVPAR . . . . . . . . . . . . .       $64.42        $72.88        (11.6%)

TOTAL PORTFOLIO
Occupancy. . . . . . . . . . . .         68.4%         71.1%        (3.8%)
ADR. . . . . . . . . . . . . . .      $131.77       $126.92          3.8%
REVPAR . . . . . . . . . . . . .       $90.13        $90.23         (0.1%)

     (a) Comparable Hotels include all Hotels excluding those in Non-Comparable.

     (b) Non-Comparable hotels represent Hotels which underwent significant renovations and include the following:

          Marriott Seaview Resort, Radisson Convention Hotel and San Diego Paradise Point Resort.

For the first quarter 1999, RevPAR increased 4.1% to $102.46 compared to $98.38 in the first quarter 1998, excluding the three non-comparable hotels which underwent significant renovations during the first quarter 1999. On a comparable hotel basis, occupancy increased 1.4% to 75.2% and ADR increased 2.7% to $136.32 in the first quarter 1999, as compared to occupancy of 74.1% and ADR of $132.72 in the first quarter 1998. For the total portfolio, RevPAR was flat. The total portfolio increase in ADR of 3.8% is attributable to the Company's significant reinvestment in the Hotels and their locations in high barrier to entry resort, convention and major business and urban markets. The Company has completed extensive room renovations at the Marriott Seaview Resort, near Atlantic City and the Radisson Convention Hotel in Bloomington, Minnesota, as well as Phase One improvements at the San Diego Paradise Point Resort.

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

     In 1998, the Company entered into a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the quarter ended March 31, 1999, the weighted average interest rate was approximately 6.7%. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 1999. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings or leverage based pricing matrix, currently set at 25 basis points. The Company incurred an unused commitment fee of approximately $44 for the three months ended March 31, 1999. The 1998 Credit Facility matures on April 30, 2001 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness.

     In June 1998, the Company acquired the Harborside Hyatt Conference Center and Hotel subject to $40,000 principal amount of special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). In conjunction with the Massport Bonds, the Company recorded a premium of $3,480, of which $2,514 remains unamortized at March 31, 1999. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the three months ended March 31, 1999 totaled $686. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

     On March 31, 1999, the Company had $1,165 of cash and cash equivalents and had utilized $169.2 million outstanding under its 1998 Amended Credit Facility.

     Net cash provided by operating activities was approximately $8.5 million for the three months ended March 31, 1999 primarily due to the collections of Participating Lease revenues prior to March 31, 1999, which was offset by payments for real estate taxes, personal property taxes, insurance, ground rent and the fourth quarter 1998 base advisory fee.

     Net cash used in investing activities was approximately $6.1 million for the three months ended March 31, 1999 primarily due to improvements and additions at the Hotels.

     Net cash used in financing activities was approximately $2.9 million for the three months ended March 31, 1999 primarily attributable to the fourth quarter distribution paid in January 1999 and repayments on the 1998 Amended Credit Facility. These outflows were offset by proceeds from borrowings under the 1998 Amended Credit Facility during the first quarter.

     During the three months ended March 31, 1999, the Company granted 305,700 stock options at a strike price of $13.19 from the 1998 SIP. These stock options vest over a period of three years and have a seven year life.

     The Company is obligated to make funds available to the Hotels for capital expenditures (the Reserve Funds), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $9.7 million at March 31, 1999, of which $3.8 million is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $13.9 million have been issued for renovations at the Hotels.

     The Company's debt policy is to incur debt only if upon such incurrence the Company's total funded indebtedness would not exceed 50% of "Aggregate Asset Value." For purposes of this policy, Aggregate Asset Value is defined as the sum of (a) for all the Company's properties owned for more than four quarters ("Seasoned Properties"), the EBITDA (reduced by the aggregate FF&E reserves for the relevant period in respect of the Seasoned Properties) of the Seasoned Properties for the proceeding four quarters times 10, and (b) for all Properties owned for less than four quarters ("New Properties"), the investment amount (which shall include the purchase price, including assumed indebtedness, and all acquisition costs) of the New Properties and 95% of all the capital expenditures with respect to the New Properties. The Board of Trustees can change this policy at any time without the approval of the shareholders.

     The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, under the 1998 Amended Credit Facility or other indebtedness, or the issuance of additional equity securities.

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

INFLATION

     The Company's revenues come primarily from the Participating Leases, which will result in changes in the Company's revenues based on changes in the underlying Hotels' revenues. Therefore, the Company relies entirely on the performance of the Hotels and the lessees' abilities to increase revenues to keep pace with inflation. Hotel Operators can change room rates quickly, but competitive pressures may limit the Lessees' and the Hotel Operators abilities to raise rates faster than inflation or even at the same rate.

     The Company's expenses are subject to inflation. These expenses (real estate and personal property taxes, property and casualty insurance and ground rent) are expected to grow with the general rate of inflation, except for instances in which the properties are subject to periodic real estate tax reassessments.

SEASONALITY

     The Hotels' operations historically have been seasonal. Eight of the Hotels maintain higher occupancy rates during the second and third quarters. The Marriott Seaview Resort generates a large portion of its revenue from golf related business and, as a result, revenues fluctuate according to the season and the weather. Key West Beachside Resort, Radisson Hotel Tampa and Le Meridien New Orleans experience their highest occupancies in the first quarter. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Participating Leases.

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

     The Company is reasonably optimistic that its portfolio will have made prudent efforts towards the goal of Year 2000 readiness, and will be adequately prepared for most foreseen problems before the end of 1999. At this time, the majority of the Company's Hotel Operators have taken prudent measures to prevent any foreseeable Year 2000 impact on systems classified as either life safety related or mission critical for the on-going operation of the hotels, with the remaining open issues expected to be addressed in the near future. As such, the Company believes that it has significantly reduced its exposure to life safety related liability and has protected a significant portion of its revenue and earnings streams. In addition, the majority of the Company's Hotel Operators have also taken prudent measures to prevent any foreseeable impact on systems related to the efficient production of revenues and control of expenses. With the exception of the relatively few outstanding issues referred to above, the only remaining currently identified systems to be addressed are those systems which have limited impact on revenue generation or expense control.

It is expected that all systems will be ready to the fullest extent possible as of the end of the third quarter 1999. There can be no guarantee that the Company's Hotel Operators have identified every system in any of the above described categories, nor can there be any assurance that the steps taken to prepare for the Year 2000 will have addressed all potential impact of Year 2000, especially those issues yet to be identified.

     The Company and its Hotel Operators are currently developing contingency plans for each of the Hotels' systems. The majority of these contingency plans are expected to be in place by the end of the second quarter 1999, with the remainder in place by the end of the third quarter.

     Additionally, there can be no guarantee that the systems of other companies, including some of the Hotel Operator's parent companies, on which the operators rely for certain data and services will be Year 2000 ready on a timely basis and that any such lack of readiness will not have a material adverse effect on the Company.

     The Company's hotels rely on a variety of third party suppliers to provide critical operating services, including but not limited to utility providers. These suppliers may utilize systems and embedded technologies to control the operation of building systems such as utilities, lighting, security, elevators, heating, ventilating and air conditioning systems. The Company has been and will continue to obtain assurances from suppliers as to their Year 2000 compliance and will continue to prepare contingency plans, including the identification of alternative suppliers. The Company does not control these third party suppliers, and for some suppliers, such as utility companies, there may be no feasible alternative suppliers available. The failure of these suppliers' systems could have a material adverse effect on the operations of the affected hotel, and failures could have a material adverse effect on the Company.

     The actual costs to be incurred by the Company will depend on a number of factors, many of which cannot currently be accurately predicted, including the extent and difficulty of the remediation and other work to be done, the appearance of unforeseen issues, the availability and cost of consultants, the extent of testing required to demonstrate Year 2000 readiness, and the reliance on contingency planning to mitigate any non-compliant situations. At this point in time, the Company is relying on the estimates of its Hotel Operators who have projected the total costs related to Year 2000 issues for the Company's hotels to be approximately $0.3 million. To date, approximately $0.1 million has been incurred in connection with costs related to Year 2000 issues.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates.

The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company borrows at a combination of fixed and variable rates.

     In 1998, the Company obtained the 1998 Amended Credit Facility, which
provides for a maximum borrowing amount of up to $235 million.   Borrowings
under the 1998 Amended Credit Facility bear interest at variable market
rates.   At March 31, 1999, the Company's outstanding borrowings under the
1998 Amended Credit Facility were $169.2 million. The weighted average interest rate under the facility for the three months ended March 31, 1999 was 6.7%.

     At March 31, 1999, the Company also had outstanding bonds payable of $42.5 million, of which $40.0 million represents the principal balance of the bonds and the remaining $2.5 million represents unamortized premium. The bonds bear interest at a fixed rate. For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company, unless the Company is required to refinance such debt. At
March 31, 1999, the carrying value of the bonds approximated their fair value.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On March 4, 1999, the Company issued 10,988 Common Shares to the Advisor for the incentive portion of the 1998 advisory fee, as provided in the advisory agreement with the Advisor, in lieu of the $155 which would have otherwise been due to the Advisor. This issuance was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NOT APPLICABLE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NOT APPLICABLE.


ITEM 5.  OTHER MATTERS.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations and communications by the Company or its management and written and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of the Company to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed under "Business", Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure about Market Risk" in the Company's annual report on Form 10-K for the year ended December 31, 1998, under "Certain Relationships and Related Transactions" in the Company's proxy statement with respect to the annual meeting of shareholders to be held on May 19, 1999, in the Company's Registration Statement (No. 333-45647), under "Risk Factors" and elsewhere; in this Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, and in other reports filed by the Company with the Securities and Exchange Commission and include, among other things, the following: (i) dependence upon rental payments from lessees of the Company's Hotels for all of the Company's income, (ii) dependence upon the ability of the lessees and operators to manage the Company's Hotels, (iii) the possibility that the Company may be required to fund distributions to shareholders from working capital or borrowings or reduce such distributions, (iv) the lack of appraisals for the Hotels contributed to the Company in connection with the formation of the Company and the possibility that the price paid for the interests in those Hotels may have exceeded their market value, (v) the potential for conflicts of interest between the Company and (a) the Advisor and its affiliates and (b) certain

Trustees and officers of the Company who are also officers, directors and stockholders of the Advisor and its affiliates, (vi) competition for guests, increases in operating costs due to inflation and other factors, dependence on business, commercial and leisure travelers, seasonality of business, potential loss of franchise or brand licenses, the possible need for expenditures in excess of those budgeted for capital improvements and replacement of furniture, fixtures and equipment and other risks that may affect the hotel industry generally or the Company's Hotels specifically,
(vii) the Company's lack of an operating history and employees and its dependence on the Advisor for its management and administration, (viii) the use of debt financing, (ix) the potential unavailability of adequate financing to fund acquisitions and development activities, (x) the dependence of the Company's performance and value on real estate industry conditions and the condition of the economy in general, (xi) taxation of the Company as a corporation if it fails to qualify as a REIT and the taxation of the Operating Partnership as a corporation if it were deemed not to be a partnership for income tax purposes, (xii) provisions of the Company's organizational documents, including restrictions on ownership of more than 9.8% of the outstanding Common Shares, which may make a change in control of the Company more difficult to achieve and (xiii) the effect of market interest rates on the price of the Company's Common Shares. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any change in events or circumstances or in the Company's expectations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

        (b)     Reports of Form 8-K.

                No reports on Form 8-K were filed during the first quarter of 1999.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             LASALLE HOTEL PROPERTIES




Dated:  May 12, 1999         BY:    /s/ HANS WEGER
                                    ------------------------------
                                    Hans Weger
                                    Executive Vice President,
                                    Treasurer and Chief
                                    Financial Officer
                                    (Authorized Officer and
                                    Principal Financial and
                                    Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                       Description
-------                      -----------

10.1                         Form of First Amendment to Lease with
                             Affiliated Lessee

10.2                         Form of Second Amendment to Lease with
                             Affiliate Lessee

27                           Financial Data Schedule