Form 10-Q
period 1999-06-30
LASALLE HOTEL PROPERTIES
filed 1999-08-11
CIK 1053532

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate the number of common shares of beneficial interest of each class outstanding as of the latest practicable date.

                                               Outstanding at
               Class                           August 9, 1999
               -----                           --------------

     Common Shares of Beneficial                 15,240,563
     Interest ($0.01 par value)

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .    16

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk . . . . . . . . . . . . . . . . . . . . .    24



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    25

Item 2.    Changes in Securities and Use of Proceeds . . . . . .    25

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . .    25

Item 4.    Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . .    25

Item 5.    Other Matters . . . . . . . . . . . . . . . . . . . .    25

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    26

PART I    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         LASALLE HOTEL PROPERTIES

                        CONSOLIDATED BALANCE SHEETS

               (Dollars in thousands, except per share data)

                                                June 30,    December 31,
                                                 1999           1998
                                              -----------   ------------
                                              (Unaudited)
               ASSETS
               ------
Investment in hotel properties, net. . . . .    $ 500,788     $  467,552
Investment in affiliated lessee. . . . . . .          (16)           (21)
Cash and cash equivalents. . . . . . . . . .        1,021          1,570
Restricted cash reserves . . . . . . . . . .       10,005          9,789
Rent receivable from lessees:
  Affiliated Lessee. . . . . . . . . . . . .        4,400          --
  Other Lessees. . . . . . . . . . . . . . .        6,454          3,088
Notes receivable:
  Affiliated Lessee. . . . . . . . . . . . .        3,900          1,500
  Other Lessees. . . . . . . . . . . . . . .        3,618          3,451
  Other. . . . . . . . . . . . . . . . . . .          406          --
Deferred financing costs, net. . . . . . . .        1,830          1,754
Prepaid expenses and other assets. . . . . .        1,357          7,655
                                               ----------     ----------
          Total assets . . . . . . . . . . .   $  533,763     $  496,338
                                               ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Borrowings under credit facility . . . . . .   $  204,300     $  164,700
Bonds payable, net . . . . . . . . . . . . .       42,199         42,828
Due to JLL . . . . . . . . . . . . . . . . .        1,037            886
Due to Affiliated Lessee . . . . . . . . . .        --               614
Accounts payable and accrued expenses. . . .        7,525          4,320
Minority interest in Operating
  Partnership. . . . . . . . . . . . . . . .       48,121         47,694
Minority interest in other partnerships. . .           10             10
Distributions payable. . . . . . . . . . . .        --             6,902

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value, 20,000,000 shares
    authorized, no shares issued and
    outstanding. . . . . . . . . . . . . . .        --             --
  Common shares of beneficial interest,
    $.01 par value, 100,000,000 shares
    authorized 15,240,563 shares
    issued and outstanding . . . . . . . . .          152            152
  Additional paid-in capital . . . . . . . .      231,536        231,376
  Retained earnings. . . . . . . . . . . . .        --             --
  Distributions in excess of
    Retained Earnings. . . . . . . . . . . .       (1,117)        (3,144)
                                               ----------     ----------
          Total shareholders' equity . . . .      230,571        228,384
                                               ----------     ----------
          Total liabilities and
            shareholders' equity . . . . . .   $  533,763     $  496,338
                                               ==========     ==========

           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENT OF OPERATIONS

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                                           For the six
                                                           months ended
                                                           June 30, 1999
                                                          -------------
Revenues:
  Participating lease revenue:
    Affiliated Lessee. . . . . . . . . . . . . . . .         $   12,124
    Other Lessees. . . . . . . . . . . . . . . . . .             24,274
  Interest income:
    Affiliated Lessee. . . . . . . . . . . . . . . .                114
    Other Lessees. . . . . . . . . . . . . . . . . .                101
  Equity in income of Affiliated Lessee. . . . . . .                  5
  Other income . . . . . . . . . . . . . . . . . . .                238
                                                             ----------
          Total revenues . . . . . . . . . . . . . .             36,856
                                                             ----------

Expenses:
  Depreciation and other amortization. . . . . . . .             11,958
  Real estate, personal property taxes
    and insurance. . . . . . . . . . . . . . . . . .              3,953
  Ground rent. . . . . . . . . . . . . . . . . . . .              1,512
  General and administrative . . . . . . . . . . . .                707
  Interest . . . . . . . . . . . . . . . . . . . . .              7,186
  Amortization of deferred financing costs . . . . .                480
  Advisory fee . . . . . . . . . . . . . . . . . . .              1,698
                                                             ----------
          Total expenses . . . . . . . . . . . . . .             27,494
                                                             ----------

Income before minority interest. . . . . . . . . . .              9,362

Minority interest in Operating Partnership . . . . .              1,620
                                                             ----------
Net income . . . . . . . . . . . . . . . . . . . . .         $    7,742
                                                             ==========

Net income per weighted average common share
  outstanding
   - basic . . . . . . . . . . . . . . . . . . . . .         $     0.51
   - diluted . . . . . . . . . . . . . . . . . . . .         $     0.51

Weighted average number of common shares
  outstanding
   - basic . . . . . . . . . . . . . . . . . . . . .         15,235,337
   - diluted . . . . . . . . . . . . . . . . . . . .         15,236,143












           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

               (Dollars in thousands, except per share data)
                                (Unaudited)

                                                             For the
                                                            Period from
                                                          April 29, 1998
                                        For the three       (inception)
                                        months ended          through
                                        June 30, 1999      June 30, 1998
                                       --------------     --------------
Revenues:
  Participating lease revenue:
    Affiliated Lessee. . . . . . . .       $    7,525        $     5,011
    Other Lessees. . . . . . . . . .           12,767              6,596
  Interest Income:
    Affiliated Lessee. . . . . . . .               57                 12
    Other Lessees. . . . . . . . . .               51                 34
  Equity in income of Affiliated
    Lessee . . . . . . . . . . . . .              119                 13
  Other income . . . . . . . . . . .              125                 61
                                           ----------         ----------
        Total Revenues . . . . . . .           20,644             11,727
                                           ----------         ----------

Expenses:
  Depreciation and other
    amortization . . . . . . . . . .            6,216              2,431
  Real estate, personal property
    taxes and insurance. . . . . . .            1,956              1,196
  Ground rent. . . . . . . . . . . .              861                262
  General and administrative . . . .              352                126
  Interest . . . . . . . . . . . . .            3,681              1,289
  Amortization of deferred
    financing costs. . . . . . . . .              239                106
  Advisory fee . . . . . . . . . . .            1,037                507
                                           ----------         ----------
        Total Expenses . . . . . . .           14,342              5,917
                                           ----------         ----------

Income before minority interest. . .            6,302              5,810

Minority interest in Operating
  Partnership. . . . . . . . . . . .            1,068              1,005
                                           ----------         ----------

Net income . . . . . . . . . . . . .       $    5,234         $    4,805
                                           ==========         ==========

Net income per weighted average
 common share outstanding
  - basic. . . . . . . . . . . . . .       $     0.34         $     0.32
  - diluted. . . . . . . . . . . . .       $     0.34         $     0.32

Weighted average number of
 common shares outstanding
  - basic. . . . . . . . . . . . . .       15,240,563         15,165,673
  - diluted. . . . . . . . . . . . .       15,260,923         15,165,673






                The accompanying notes are an integral part of these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                                             For the
                                                            Period from
                                                          April 29, 1998
                                        For the six         (inception)
                                        months ended          through
                                        June 30, 1999      June 30, 1998
                                       --------------     --------------
Cash flows from operating
 activities:
  Net income . . . . . . . . . . . .       $    7,742         $    4,805
  Adjustments to reconcile net
   income to net cash flow
   provided by operating
   activities:
    Depreciation and other
      amortization . . . . . . . . .           11,958              2,431
    Amortization of deferred
      financing costs. . . . . . . .              480                106
    Bond premium amortization. . . .             (629)               (24)
    Minority interest in
      Operating Partnership. . . . .            1,620              1,005
    Equity in income of
      Affiliated Lessee. . . . . . .               (5)               (13)
  Changes in assets and
   liabilities:
    Rent receivable from lessees . .           (7,684)            (6,612)
    Prepaid expenses and
      other assets . . . . . . . . .            3,453             (2,742)
    Due to JLL . . . . . . . . . . .              306              2,420
    Accounts payable and
      accrued expenses . . . . . . .              415                304
                                           ----------         ----------
          Net cash flow provided
            by operating
            activities . . . . . . .           17,656              1,680
                                           ----------         ----------

Cash flows from investing activities:
  Acquisition of Hotel Properties. .          (28,233)          (384,353)
  Improvements and additions to
    hotel properties . . . . . . . .          (14,609)              (379)
  Funding of notes receivable. . . .             (400)            (4,951)
  Funding of restricted cash
    reserves . . . . . . . . . . . .           (9,183)            (8,488)
  Proceeds from restricted
    cash reserves. . . . . . . . . .            8,967                379
  Proceeds from minority interest
    in other partnerships. . . . . .            --                    10
                                           ----------         ----------
          Net cash flow used in
            investing activities . .          (43,458)          (397,782)
                                           ----------         ----------

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                                             For the
                                                            Period from
                                                          April 29, 1998
                                        For the six         (inception)
                                        months ended          through
                                        June 30, 1999      June 30, 1998
                                       --------------     --------------
Cash flows from financing
 activities:
  Borrowings under credit facility .           47,500            162,900
  Repayments under credit facility .           (7,900)             --
  Payment of deferred financing
    costs. . . . . . . . . . . . . .             (481)            (1,702)
  Proceeds from issuance of
    common shares. . . . . . . . . .            --               257,601
  Offering costs paid. . . . . . . .              (56)           (20,782)
  Distributions. . . . . . . . . . .          (13,810)             --
                                           ----------         ----------
          Net cash flow provided by
            financing activities . .           25,253            398,017
                                           ----------         ----------
Net change in cash and
  cash equivalents . . . . . . . . .             (549)             1,915
Cash and cash equivalents
  at beginning of period . . . . . .            1,570              --
                                           ----------         ----------
Cash and cash equivalents
  at end of period . . . . . . . . .       $    1,021         $    1,915
                                           ==========         ==========





























              The accompanying notes are an integral part of
                  these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE SIX MONTHS ENDED JUNE 30, 1999
               (Dollars in thousands, expect per share data)

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

     As of June 30, 1999, the Company owned interests in 13 hotels with approximately 4,300 suites/rooms (the "Hotels") located in ten states. The Company owns 100% equity interests in 12 of the hotels and a 95.1% interest in a partnership which owns one hotel. All of the Hotels are leased under participating leases ("Participating Leases") which provide for rent based on hotel revenues and are managed by independent hotel operators ("Hotel Operators"). Nine of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and four of the Hotels are leased to LaSalle Hotel Lessee, Inc. (the "Affiliated Lessee").

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

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations and its cash flows for the six months ended June 30, 1999 and for the period from April 29, 1998 (inception) through June 30, 1998.

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

3.   EARNINGS PER SHARE

     The outstanding Units in the Operating Partnership have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. The computation of basic and diluted EPS is presented below:

                                                               For the
                                                             period from
                                                           April 29, 1999
                             Six Months    Three months      (inception)
                               Ended          Ended            through
                              June 30,       June 30,          June 30,
                               1999           1999              1998
                            ----------    ------------      -------------

NUMERATOR:
  Net income . . . . .      $    7,742      $    5,234        $    4,805
                            ==========      ==========        ==========

DENOMINATOR:
  Weighted average
   shares - Basic. . .      15,235,337      15,240,563        15,165,673
  Effect of Dilutive
   Securities:
    Common Stock
      Options. . . . .             806          20,360             --
                            ----------      ----------        ----------
  Weighted average
   shares - Diluted. .      15,236,143      15,260,923        15,165,673
                            ==========      ==========        ==========
BASIC EPS:
 Net Income applicable
  to Common Share-
  holders. . . . . . .      $     0.51      $     0.34        $     0.32
                            ==========      ==========        ==========
DILUTED EPS:
 Net Income applicable
  to Common Share-
  holders. . . . . . .      $     0.51      $     0.34        $     0.32
                            ==========      ==========        ==========

4.   ACQUISITION OF HOTEL PROPERTIES

    On June 2, 1999, the Company acquired a 100% interest in the 182 room Hotel Viking in Newport, Rhode Island (the "Hotel") through an indirect subsidiary, LHO Viking Hotel, L.L.C. (the "Subsidiary LLC"). The Subsidiary LLC is a limited liability company, of which the Operating Partnership is the sole member. The Hotel was acquired from Bellevue Properties Inc. (Bellevue), for an aggregate purchase price of $28 million funded with proceeds from a borrowing under the Company's 1998 Amended Credit Facility. The Hotel is leased and operated by Viking Hotel Corporation, an affiliate of Bellevue.

     The Hotel is a full-service upscale resort located on Bellevue Avenue in Newport, a resort area that is rapidly becoming a year round hotel market. The Hotel offers 29,000 square feet of meeting space, two restaurants, a lounge and a rooftop bar. The sale also included the fully restored Kay Chapel and Trinity Parish House, both adjacent to the Hotel, as well as a 12 room inn located directly across the street.

5.   LONG-TERM DEBT

     CREDIT FACILITY

     The Company obtained a three-year commitment for a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the three and six months ended June 30, 1999, the weighted average interest rate was approximately 6.5% and 6.6%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 1999. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 25 basis points. The Company has incurred an unused commitment fee of approximately $33 and $77 for the three and six months ended June 30, 1999, respectively. As of June 30, 1999, the Company had outstanding borrowings against the 1998 Amended Credit Facility of $204,300.

     BONDS PAYABLE

     At June 30, 1999, the Company had outstanding bonds payable of $42,199, of which $40,000 million represents the principal balance of the bonds and the remaining $2,199 million represents unamortized premium. The bonds bear interest at a fixed rate of 10% per annum. Interest expense, net of the premium amortization, for the three and six months ended
June 30, 1999 totaled $686 and $1,372, respectively.

    Pursuant to the bond agreement, certain cash reserves are required to be held in trust for payments of interest, credit enhancement fees and ground rent. As of June 30, 1999, these reserves totaled $6,392 and are included in Restricted Cash Reserves.

6.   SHAREHOLDERS' EQUITY

     On January 15, 1999, the Company paid its regular fourth quarter distribution of $0.375 per share/unit on its Common Shares and Units.

     On March 4, 1999, pursuant to the advisory agreement, the Company issued 10,988 Common Shares to the Advisor for the incentive portion of the 1998 advisory fee, in lieu of the $155, which would have otherwise been due to the Advisor.

     On May 13, 1999, the Company's registration statement on Form S-3 under the Securities Act of 1933, as amended, (the "Securities Act") registering $200,000 of Common Shares, Common Share Warrants, Preferred Shares of Beneficial Interest (the "Preferred Shares") and Depositary Shares representing Preferred Shares was declared effective.

     On May 14, 1999, the Company paid its regular first quarter distribution of $0.375 per share/unit on its Common Shares and Units.

7.  SHARE OPTION AND INCENTIVE PLAN

     On January 19, 1999, the Company granted 305,700 non-qualified stock options at a strike price of $13.19. On May 19, 1999, the Company also granted 1,000 options to each of its five independent trustees at a strike price of $13.88. All options granted during 1999 vest over three years and have expiration dates ranging from seven to ten years from date of grant.

     On February 22, 1999, the Company issued 4,995 Common Shares to its Board of Trustees for 1998 compensation. The Common Shares were issued in lieu of cash, at the trustee's election. These Common Shares were issued from the 1998 Share Option and Incentive Plan (the "1998 SIP").

     On May 19, 1999, the common shareholders approved an amendment to the 1998 SIP, increasing the number of Common Shares authorized for issuance under the 1998 SIP from 757,000 to 1,500,000. On June 30, 1999, 1,103,305
Common Shares were available for future grant.

8.  AFFILIATED LESSEE

     A significant portion of the Company's participating lease revenue is derived from the Participating Leases with the Affiliated Lessee. The Affiliated Lessee is owned as follows: 9.0% by the Company, 45.5% by JLL and 45.5% by LPI Charities, a charitable organization organized under the laws of the state of Illinois. Certain condensed financial information, related to the Affiliated Lessee's income statement, is as follows:

                                                             For the
                                                           Period from
                                                          April 29, 1998
                           For the six    For the three    (inception)
                           months ended   months ended       through
                          June 30, 1999   June 30, 1999   June 30, 1998
                          -------------   -------------   --------------
  Total revenues . . . .       $ 45,971        $ 27,847         $ 17,003
  Participating lease
    expense. . . . . . .         12,124           7,525            5,011
  Net income . . . . . .             58           1,327              141

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

9.  COMMITMENTS AND CONTINGENCIES

     The Company is obligated to make funds available to the Hotels for capital expenditures (the "Reserve Funds"), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $8,146 at June 30, 1999, of which $3,613 is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $11,850 have been issued for renovations at the Hotels.

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

10.  RELATED PARTY TRANSACTIONS

     At June 30, 1999, the Company had a payable to JLL of $1,037 for the second quarter advisory fee.

11.  SUPPLEMENTAL CASH FLOW DISCLOSURE
                                                             For the
                                                            Period from
                                                          April 29, 1998
                                        For the six         (inception)
                                        months ended          through
                                        June 30, 1999      June 30, 1998
                                       --------------     --------------
Supplemental disclosure of
 cash flow information:
  Interest paid, net of
   capitalized interest. . . . . . .         $  6,099           $  1,160
  Interest capitalized . . . . . . .              142              --
  Accrued offering costs . . . . . .            --                  550

In conjunction with the hotel
 acquisitions, the Company assumed
 the following assets and liabilities:
  Purchase of real estate. . . . . .         $ 28,052           $474,823
  Adjustment required to reflect
    predecessor's basis. . . . . . .            --                33,012
  Note receivable. . . . . . . . . .              167              --
  Other assets purchased . . . . . .               14              --
  Liabilities, net of other assets .            --                (3,316)
  Bonds payable. . . . . . . . . . .            --               (43,480)
  Issuance of shares/units . . . . .            --               (76,686)
                                             --------           --------
    Acquisition of hotel properties.         $ 28,233           $384,353
                                             ========           ========

12.  SUBSEQUENT EVENTS

     On July 19, 1999, the Company announced an increase in its quarterly divided for the quarter ended June 30, 1999 to $0.38 per share/unit on its Common Shares and Units from $0.375 per share/unit. On July 19, 1999, the Company also declared its second quarter distribution of $0.38 per share/unit on its Common Shares and Units. The distribution is payable on August 13, 1999 to shareholders and unitholders of record at the close of business on July 30, 1999.

     On July 29, 1999, the Company, through the newly formed LHO Financing Partnership I, L.P. (the "Financing Partnership"), entered into a $46,500 mortgage loan (the "1999 Mortgage Loan"). The 1999 Mortgage Loan is secured by the Radisson Convention Hotel located in Bloomington, Minnesota and the Le Meridien Dallas. The loan matures on July 31, 2009 and does not allow for prepayment, prior to January 31, 2009, without penalty. The loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the Financing Partnership to hold funds in escrow for the payment of one half year's insurance and real estate taxes. The 1999 Mortgage loan also requires the Financing Partnership to maintain a certain debt service coverage ratio.

13. PRO FORMA FINANCIAL INFORMATION

     The pro forma financial information set forth below is presented as if
(i) the Initial Offering and the related formation transactions and (ii) the subsequent acquisitions of the San Diego Paradise Point Resort, the Harborside Hyatt Conference Center and Hotel and the Hotel Viking (collectively, the "Subsequent Acquisitions") had been consummated and leased as of January 1, 1998. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Initial Offering and the related formation transactions and the Subsequent Acquisitions had been consummated and all the Hotels had been leased as of January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                           For the           For the
                                           Pro forma         Pro forma
                                          six months        six months
                                             ended            ended
                                         June 30, 1999    June 30, 1998
                                         -------------    -------------

Total revenues . . . . . . . . . .          $   38,059      $    38,235
                                            ----------       ----------

Depreciation . . . . . . . . . . .              12,340           10,481
Real estate and personal property
  taxes and insurance. . . . . . .               4,019            3,814
Ground rent. . . . . . . . . . . .               1,512            1,531
General and administrative . . . .                 707              345
Interest . . . . . . . . . . . . .               7,907            8,477
Amortization of deferred
  financing costs. . . . . . . . .                 480              303
Advisory fee . . . . . . . . . . .               1,755            1,953
                                            ----------       ----------

Income before minority interest. .               9,339           11,331

Minority interest in
  Operating Partnership. . . . . .               1,625            1,972
                                            ----------       ----------

Net income . . . . . . . . . . . .          $    7,714       $    9,359
                                            ==========       ==========

Net income per weighted average
 common share outstanding
  - basic. . . . . . . . . . . . .          $     0.51       $     0.62
  - diluted. . . . . . . . . . . .          $     0.51       $     0.62

Weighted average number of
 common shares outstanding
  - basic. . . . . . . . . . . . .          15,235,337       15,224,580
  - diluted. . . . . . . . . . . .          15,236,143       15,224,580

14. PREDECESSOR INFORMATION

     Pursuant to SEC regulations which require the presentation of predecessor financial information for corresponding periods of the preceding year, the following information represents condensed statements of operations and cash flows information of LRP Bloomington Limited Partnership, which is considered to be the predecessor of the Company, for the period from January 1, 1998 through April 28, 1998.

             LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)
                          STATEMENT OF OPERATIONS
                 (Unaudited, Dollar Amounts in Thousands)


                                                          For the period
                                                          from January 1,
                                                           1998 through
                                                          April 28, 1998
                                                         ----------------
Revenues:
  Rooms. . . . . . . . . . . . . . . . . . . . .            $  4,285
  Food and beverage. . . . . . . . . . . . . . .               3,459
  Telephone. . . . . . . . . . . . . . . . . . .                 124
  Other. . . . . . . . . . . . . . . . . . . . .                 537
                                                            --------
          Total revenue. . . . . . . . . . . . .               8,405
                                                            --------

Expenses:
  Departmental expenses:
    Rooms. . . . . . . . . . . . . . . . . . . .               1,096
    Food and beverage. . . . . . . . . . . . . .               2,379
    Telephone. . . . . . . . . . . . . . . . . .                  88
    Other operating departments. . . . . . . . .                 307
    General and administration . . . . . . . . .                 571
    Sales and marketing. . . . . . . . . . . . .                 435
    Real estate and personal property taxes. . .                 405
    Property operations and management . . . . .                 400
    Management fees. . . . . . . . . . . . . . .                 336
    Energy . . . . . . . . . . . . . . . . . . .                 292
    Insurance. . . . . . . . . . . . . . . . . .                  71
    Other fixed expenses . . . . . . . . . . . .                  73
    Interest expense . . . . . . . . . . . . . .                 833
    Depreciation and amortization. . . . . . . .               1,196
    Advisory fees. . . . . . . . . . . . . . . .                  53
                                                            --------
          Total expenses . . . . . . . . . . . .               8,535
                                                            --------

Net loss . . . . . . . . . . . . . . . . . . . .            $   (130)
                                                            ========

             LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)
                          STATEMENT OF CASH FLOWS
                 (Unaudited, Dollar Amounts in Thousands)


                                                          For the period
                                                          from January 1,
                                                           1998 through
                                                          April 28, 1998
                                                         ----------------

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . .            $   (130)
  Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
    Depreciation and amortization. . . . . . . .               1,196
    Changes in assets and liabilities:
      Guest and trade receivables,
        net. . . . . . . . . . . . . . . . . . .                (284)
      Inventories. . . . . . . . . . . . . . . .                   8
      Prepaid expenses and other
        current assets . . . . . . . . . . . . .                (367)
      Accounts payable . . . . . . . . . . . . .                (133)
      Accrued expenses and other
        liabilities. . . . . . . . . . . . . . .                 515
                                                            --------
          Net cash provided by
            operating activities . . . . . . . .                 805
                                                            --------

Cash flows from investing activities:
  Proceeds from restricted cash
    reserves . . . . . . . . . . . . . . . . . .                 148
  Capital improvement expenditures . . . . . . .                (611)
                                                            --------
          Net cash used in
            investing activities . . . . . . . .                (463)
                                                            --------

Cash flows from financing activities:
  Principal payments on long-term
    debt . . . . . . . . . . . . . . . . . . . .                (145)
                                                            --------
          Net cash used in
            financing activities . . . . . . . .                (145)
                                                            --------

Increase in cash and cash equivalents. . . . . .                 197
Cash and cash equivalents,
  beginning of period. . . . . . . . . . . . . .               1,744
                                                            --------
Cash and cash equivalents,
  end of period. . . . . . . . . . . . . . . . .            $  1,941
                                                            ========

Cash paid for interest . . . . . . . . . . . . .            $    833
                                                            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The Company has not included a discussion of LRP Bloomington Limited Partnership (the "Predecessor") as its financial information would not be deemed comparable to the Company. However, the Predecessor's financial information has been included in the notes to the consolidated financial statements.

     The pro forma financial information of the Company in this analysis is presented as if (i) the Initial Offering and the related formation transactions and (ii) the Subsequent Acquisitions had been consummated as of January 1, 1998. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Initial Offering and the related formation transactions and the Subsequent Acquisitions had been consummated and all the Hotels had been leased as of January 1, 1998, nor does it purport to represent the results of operations for future periods.

RESULTS OF OPERATIONS

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO PRO FORMA SIX MONTHS ENDED JUNE 30, 1998

     The Company earned approximately $36.4 million in participating lease revenue during the six months ended June 30, 1999. For the pro forma six months ended June 30, 1998, participating lease revenues would have been $38.0 million. A significant portion of the $1.6 million or 4.3% decrease is due to participating lease revenues for the six months ended June 30, 1999 including the Hotel Viking only since its acquisition on June 2, 1999, while participating lease revenues for the pro forma six months ended
June 30, 1998 include the Hotel Viking for the entire six month period. Participating lease revenues also decreased at the Marriott Seaview and San Diego Paradise Point resorts in 1999 due to decreased occupancy levels resulting from the significant renovations which took place during the six
months ended June 30, 1999.   These decreases are partly offset by
increases in participating lease revenues from the LeMeridien Dallas and LeMeridien New Orleans, which had increased hotel revenues for the six months ended June 30, 1999. The LeMeridien hotels benefitted from the renovations which took place at each of the respective hotels during 1998.

     Depreciation expense increased to $12.0 million or 14.1% for the six months ended June 30, 1999, compared to depreciation expense for the pro forma six months ended June 30, 1998, which would have been $10.5 million. This increase is attributable to the additional depreciation expense incurred on capital improvements which occurred and were placed into service during 1998 and through the first six months of 1999.

     Real estate and personal property taxes, insurance and ground rent increased $.1 million to $5.5 million for the six months ended June 30, 1999 from $5.4 million for the pro forma six months ended June 30, 1998. Excluding the Hotel Viking, which is included in the six months ended June 30, 1999 only since its acquisition on June 2, 1999 and in the six months ended June 30, 1998 for the entire six month period, real estate and personal property taxes, insurance and ground rent would have increased $.2 million from $5.3 million. This increase is primarily attributable to increased real estate taxes at the hotels.

     General and administrative expense increased to $.7 million for the six months ended June 30, 1999, from the pro forma six months ended
June 30, 1998 general and administrative expense, which would have been $.4 million. This increase is attributable to additional administrative costs incurred for the six months ended June 30, 1999.

     Interest expense decreased $1.3 million to $7.2 million for the six months ended June 30, 1999 compared to the same pro forma period in 1998. Interest expense for the pro forma six months ended June 30, 1998, assumes that the $27 million borrowing under the 1998 Amended Credit Facility for the purchase of the Hotel Viking was outstanding for the entire six month period in 1998. For the actual six months ended June 30, 1999, the borrowing did not occur until the acquisition date of the Hotel Viking, which was June 2, 1999. The decrease is also attributable to lower average interest rates in the first six months of 1999, compared to the comparable period in 1998.

     Amortization of deferred financing costs increased $0.5 million for the six months ended June 30, 1999, compared to the comparable pro forma period in 1998, in which amortization costs would have been $0.3 million. This $0.2 million increase is attributable to the amortization in 1999 of costs incurred in late 1998 for the amendment to the credit facility. These costs would not have been incurred in the pro forma six month period ended June 30, 1998.

     Advisory fees for the six months ended June 30, 1999 were $1.7 million compared to $2.0 million for the pro forma six months ended June 30, 1998. This $.3 million decrease is a result of a lower net operating income for the six months ended June 30, 1999 versus the comparable pro forma period in 1998.

     Minority interest was $1.6 million for the six months ended June 30, 1999 compared to $2.0 million for the pro forma six months ended June 30, 1998. This decrease is attributable to lower income before minority interest of $2.0 million for the six months ended June 30, 1999 versus the comparable pro forma period in 1998.

     As a result of the above, net income decreased approximately $1.6 million to $7.7 for the six months ended June 30, 1999 compared to net income of $9.4 million for the pro forma six months ended June 30, 1998.

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THE PERIOD FROM APRIL 29, 1998 (INCEPTION) THROUGH JUNE 30, 1998.

     For the quarter ended June 30, 1999, the Company earned participating lease revenues of $20.3 million, while participating lease revenues for the period from April 29, 1998 (inception) through June 30, 1998 were $11.6 million. The $8.7 million increase is attributable to a full three month quarter in 1999 compared to a partial quarter in 1998. In addition, the quarter ended June 30, 1999 includes participating lease revenues for the Hotel Viking, which was acquired on June 2, 1999.

     The Company's expenses before minority interest, consisting principally of depreciation and amortization, property taxes, insurance, ground rent, general and administrative expenses, interest and advisory fees was $14.3 million for the quarter ended June 30, 1999, compared to $5.9 million for the period from April 29, 1998 (inception) through June 30, 1998. The $8.4 million increase is attributable to a full three month quarter in 1999 compared to a partial quarter in 1998. The partial quarter in 1998 included property tax and insurance expense for the San Diego Paradise Point Resort and the Harborside Hyatt Conference Center and Hotel only for the period from their acquisition dates, which were June 1, 1998 and June 24, 1998, respectively. In addition, property tax and insurance expense for the quarter ended June 30, 1999 includes the Hotel Viking.

     Minority interest was $1.1 million and $1.0 million for the quarter ended June 30, 1998 and for the period from April 29, 1998 (inception) through June 30, 1998, respectively. This increase is attributable to an increase in income before minority interest.

     As a result of the above, net income for the quarter ended June 30, 1999 was $5.2 million compared to $4.8 million for the period from April 29, 1998 (inception) through June 30, 1998.

     FUNDS FROM OPERATIONS (FFO)

     The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the six and three months ended June 30, 1999 (in thousands, except share data):

                                          For the six     For the three
                                          months ended    months ended
                                         June 30, 1999    June 30, 1999
                                         -------------    -------------

Net income applicable to
  common shareholders. . . . . . .          $    7,742       $    5,234
Depreciation . . . . . . . . . . .              11,954            6,213
Minority interest. . . . . . . . .               1,620            1,068
                                            ----------       ----------

FFO. . . . . . . . . . . . . . . .          $   21,316       $   12,515
                                            ==========       ==========

FFO per common share and unit
  - basic. . . . . . . . . . . . .          $     1.16       $     0.68
  - diluted. . . . . . . . . . . .          $     1.16       $     0.68

Weighted average common shares
 and units outstanding
  - basic. . . . . . . . . . . . .          18,417,060       18,422,286
  - diluted. . . . . . . . . . . .          18,417,866       18,442,646


     THE HOTELS

     The following table sets forth historical comparative information with respect to occupancy, average daily rate (ADR) and room revenue per available room (RevPAR) for the comparable Hotels, the non-comparable Hotels and the total Hotel portfolio, regardless of ownership, for the three and six month periods ended June 30, 1999 and 1998.

                For the three months ended      For the six months ended
                         June 30,                       June 30,
                ---------------------------   ----------------------------
                1999      1998     Variance    1999      1998     Variance
                ----      ----     --------    ----      ----     --------
COMPARABLE
 HOTELS (1)
Occupancy       77.7%     76.9%       1.0%     76.5%     75.6%       1.2%
ADR           $134.17   $128.55       4.4%   $135.18   $130.53       3.6%
REVPAR        $104.28    $98.88       5.5%   $103.40    $98.64       4.8%

NON-COMPARABLE
 HOTELS (1)
Occupancy       69.2%     73.8%      (6.2%)    61.8%     69.3%     (10.8%)
ADR           $142.88   $137.18       4.2%   $132.25   $126.00       5.0%
REVPAR         $98.92   $101.23      (2.3%)   $81.71    $87.32      (6.4%)

TOTAL
 PORTFOLIO
Occupancy       75.1%     75.9%      (1.1%)    71.8%     73.6%      (2.4%)
ADR           $136.64   $131.18       4.2%   $134.39   $129.18       4.0%
REVPAR        $102.63    $99.62       3.0%    $96.55    $95.06       1.6%

(1)   Non-Comparable hotels include the following:

           Three months and six months ended June 30, include San Diego Paradise Point Resort, Marriott Seaview, and Radisson Convention Hotel.

           Comparable hotels include all Hotels excluding those in Non-Comparable hotels.


     For the quarter ended June 30, 1999, RevPAR on a comparable basis rose 5.5% to $104.28, compared to RevPAR of $98.88 for the quarter ended
June 30, 1998. Occupancy on a comparable basis increased 1% to 77.7%, while ADR, also on a comparable basis, increased 4.4% to $134.17, as compared to occupancy of 76.9% and ADR of $128.55 in the second quarter 1998. For the total portfolio, RevPAR and ADR increased 3.0% and 4.2% to $102.63 and $136.64, respectively. Occupancy for the total portfolio was down 1.1%.

     The Company continues to benefit from its focus on the urban, resort, and convention markets and on its extensive hotel renovation and improvement programs. The Company saw significant RevPAR gains during the quarter from properties which were renovated during 1998.

     During the second quarter 1999, major renovations and upgrades were completed at the Marriott Seaview Resort, located outside of Atlantic City, New Jersey and the Radisson Convention Hotel in Bloomington, Minnesota.
The first phase of a three year renovation and repositioning of the San Diego Paradise Point Resort was also completed in the second quarter 1999, with the next phase of improvements expected to commence this fall.

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

     In 1998, the Company entered into a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the three and six months ended June 30, 1999, the weighted average interest rate was approximately 6.5% and 6.6% respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 1999. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings or leverage based pricing matrix, currently set at 25 basis points. The Company incurred an unused commitment fee of approximately $33 and $77 for the three and six months ended June 30, 1999, respectively. The 1998 Amended Credit Facility matures on April 30, 2001 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness.

     In June 1998, the Company acquired the Harborside Hyatt Conference Center and Hotel subject to $40,000 principal amount of special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). In conjunction with the Massport Bonds, the Company recorded a premium of $3,480, of which $2,199 remains unamortized at June 30, 1999. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the three and six months ended June 30, 1999 totaled $686 and $1,372, respectively. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

     On June 30, 1999, the Company had $1,021 of cash and cash equivalents and had utilized $204.3 million outstanding under its 1998 Amended Credit Facility.

     Net cash provided by operating activities was approximately $17.7 million for the six months ended June 30, 1999 primarily due to the collections of Participating Lease revenues, which was offset by payments for real estate taxes, personal property taxes, insurance, ground rent and the fourth quarter 1998 and first quarter 1999 base advisory fees.

     Net cash used in investing activities was approximately $43.5 million for the six months ended June 30, 1999 due primarily to the acquisition of the Hotel Viking, as well as outflows for improvements and additions at the existing Hotels.

     Net cash provided by financing activities was approximately $25.3 million for the six months ended June 30, 1999 attributable to borrowings under the 1998 Amended Credit Facility to finance the acquisition of the Hotel Viking and the extensive hotel renovations. These inflows were offset by repayments under the 1998 Amended Credit Facility, as well as the payment of the fourth quarter 1998 and first quarter 1999 distributions.

     During the six months ended June 30, 1999, the Company granted 310,700 stock options from the 1998 SIP at strike prices ranging from $13.1875 to $13.8750. These stock options vest over a period of three years and have expiration dates ranging from seven to ten years from date of grant.

     The Company is obligated to make funds available to the Hotels for capital expenditures (the Reserve Funds), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $8.2 million at June 30, 1999, of which $3.6 million is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $11.9 million have been issued for renovations at the Hotels.

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

SEASONALITY

     The Hotels' operations historically have been seasonal. Nine of the Hotels maintain higher occupancy rates during the second and third quarters. The Marriott Seaview Resort generates a large portion of its revenue from golf related business and, as a result, revenues fluctuate according to the season and the weather. Key West Beachside Resort, Radisson Hotel Tampa and Le Meridien New Orleans experience their highest occupancies in the first quarter. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Participating Leases.

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

     Based upon the results of the assessment, the Company's Hotel Operators determined the appropriate levels of renovation that would be required and the process for validating the effect of the renovations. The order in which this process is occurring is based on a system priority rating. The renovation process of converting, replacing or eliminating selected platforms, applications, databases and utilities, as well as the validation process of testing and verifying, is anticipated to be completed by the end of September 1999. The implementation phase, which involves returning the tested systems to operational status, ongoing maintenance procedures to insure continued readiness and development of contingency plans for critical business systems, is also anticipated to be completed by September 1999.

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

     Contingency plans for the majority of the Hotels' systems are complete. The Company and its Hotel Operators expect to have the few outstanding contingency plans in place by the end of the third quarter.

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

     The actual costs to be incurred by the Company will depend on a number of factors, many of which cannot currently be accurately predicted, including the extent and difficulty of the remediation and other work to be done, the appearance of unforeseen issues, the availability and cost of consultants, the extent of testing required to demonstrate Year 2000 readiness, and the reliance on contingency planning to mitigate any non-compliant situations. At this point in time, the Company is relying on the estimates of its Hotel Operators who have projected the total costs related to Year 2000 issues for the Company's hotels to be approximately $0.3 million. To date, approximately $0.2 million has been incurred in connection with costs related to Year 2000 issues.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Currently, the pronouncement has no impact on the Company, as the Company has not utilized derivative instruments or entered into any hedging activities.

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

     In 1998, the Company obtained the 1998 Amended Credit Facility, which
provides for a maximum borrowing amount of up to $235 million.   Borrowings
under the 1998 Amended Credit Facility bear interest at variable market rates. At June 30, 1999, the Company's outstanding borrowings under the 1998 Amended Credit Facility were $204.3 million. The weighted average interest rate under the facility for the three and six months ended
June 30, 1999 was 6.5% and 6.6%, respectively.

     At June 30, 1999, the Company also had outstanding bonds payable of $42.2 million, of which $40.0 million represents the principal balance of the bonds and the remaining $2.2 million represents unamortized premium. The bonds bear interest at a fixed rate. For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company, unless the Company is required to refinance such debt. At
June 30, 1999, the carrying value of the bonds approximated their fair value.

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

     NOT APPLICABLE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NOT APPLICABLE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 19, 1999, the Company held its Annual Meeting of Shareholders.

     At the meeting, two Class I trustees of the Company were elected to serve until the 2002 Annual Meeting of Shareholder's. The votes cast for each trustee were as follows:

For election of Jon E. Bortz
          Votes for:          13,856,590
          Votes withheld:         74,018

For election of Donald A. Washburn
          Votes for:          13,856,140
          Votes withheld:         74,468

     The appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 1999 was ratified at the meeting with 13,523,302 shares voting in favor, 49,552 shares voting against and 357,754 shares abstaining.

     In addition, the 1998 Share Option and Incentive Plan, as amended, was approved at the meeting with 12,759,279 shares voting in favor, 761,161 share voting against and 410,168 shares abstaining.

ITEM 5.  OTHER MATTERS.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations and communications by the Company or its management and written and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of the Company to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed under "Business", Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere in the Company's annual report on Form 10-K for the year ended December 31, 1998, under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999, under "Certain Relationships and Related Transactions" and elsewhere in the Company's proxy statement with respect to the annual meeting of shareholders held on May 19, 1999, under "Risk Factors" and elsewhere in the Company's Registration Statement (No. 333-77371), under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in this Report, and in other reports filed by the Company with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any change in events or circumstances or in the Company's expectations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

        (b)     Reports of Form 8-K.

                No reports on Form 8-K were filed during the second quarter of 1999.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             LASALLE HOTEL PROPERTIES




Dated:  August 11, 1999      BY:    /s/ HANS WEGER
                                    ------------------------------
                                    Hans Weger
                                    Executive Vice President,
                                    Treasurer and Chief
                                    Financial Officer
                                    (Authorized Officer and
                                    Principal Financial and
                                    Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                       Description
-------                      -----------

10.1                         First Amendment to the 1998 Share Option and
Incentive Plan

27                           Financial Data Schedule