Form 10-Q
period 1999-09-30
LASALLE HOTEL PROPERTIES
filed 1999-11-12
CIK 1053532

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate the number of common shares of beneficial interest of each class outstanding as of the latest practicable date.

                                                Outstanding at
               Class                           November 9, 1999
               -----                           ----------------

     Common Shares of Beneficial                  15,421,199
     Interest ($0.01 par value)

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .    17

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk . . . . . . . . . . . . . . . . . . . . .    26



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    27

Item 2.    Changes in Securities and Use of Proceeds . . . . . .    27

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . .    27

Item 4.    Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . .    27

Item 5.    Other Matters . . . . . . . . . . . . . . . . . . . .    27

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    28

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         LASALLE HOTEL PROPERTIES

                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)

                                            September 30,   December 31,
                                                1999            1998
                                            -------------   ------------
                                             (Unaudited)
               ASSETS
               ------
Investment in hotel properties, net. . . . .  $   501,109     $  467,552
Investment in Affiliated Lessee. . . . . . .           52            (21)
Cash and cash equivalents. . . . . . . . . .          862          1,570
Restricted cash reserves . . . . . . . . . .       10,567          9,789
Rent receivable from lessees:
  Affiliated Lessee. . . . . . . . . . . . .        4,319          --
  Other Lessees. . . . . . . . . . . . . . .        6,245          3,088
Notes receivable:
  Affiliated Lessee. . . . . . . . . . . . .        3,900          1,500
  Other Lessees. . . . . . . . . . . . . . .        3,618          3,451
  Other. . . . . . . . . . . . . . . . . . .          413          --
Deferred financing costs, net. . . . . . . .        1,843          1,754
Prepaid expenses and other assets. . . . . .        1,574          7,655
                                               ----------     ----------
          Total assets . . . . . . . . . . .   $  534,502     $  496,338
                                               ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Borrowings under credit facility . . . . . .   $  158,100     $  164,700
Bonds payable, net . . . . . . . . . . . . .       41,885         42,828
Mortgage loan. . . . . . . . . . . . . . . .       46,452          --
Due to JLL . . . . . . . . . . . . . . . . .        1,500            886
Due to Affiliated Lessee . . . . . . . . . .        --               614
Accounts payable and accrued expenses. . . .        7,416          4,320
Minority interest in Operating
  Partnership. . . . . . . . . . . . . . . .       45,508         47,694
Minority interest in other partnerships. . .           10             10
Distributions payable. . . . . . . . . . . .        --             6,902

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value, 20,000,000 shares
    authorized, no shares issued and
    outstanding. . . . . . . . . . . . . . .        --             --
  Common shares of beneficial interest,
    $.01 par value, 100,000,000 shares
    authorized 15,421,199 shares
    issued and outstanding . . . . . . . . .          154            152
  Additional paid-in capital . . . . . . . .      234,186        231,376
  Retained earnings. . . . . . . . . . . . .        --             --
  Distributions in excess of
    Retained Earnings. . . . . . . . . . . .         (709)        (3,144)
                                               ----------     ----------
          Total shareholders' equity . . . .      233,631        228,384
                                               ----------     ----------
          Total liabilities and
            shareholders' equity . . . . . .   $  534,502     $  496,338
                                               ==========     ==========

           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENT OF OPERATIONS

               (Dollars in thousands, except per share data)
                                (Unaudited)


                                                             For the
                                                           period from
                                                            April 29,
                                                              1998
                                          For the nine      (inception)
                                          months ended       through
                                          September 30,   September 30,
                                              1999            1998
                                         -------------    -------------
Revenues:
  Participating lease revenue:
    Affiliated Lessee. . . . . . . . .      $   21,846       $   13,747
    Other Lessees. . . . . . . . . . .          37,786           17,477
  Interest income:
    Affiliated Lessee. . . . . . . . .             171               33
    Other Lessees. . . . . . . . . . .             153               84
    Other. . . . . . . . . . . . . . .             392              231
  Equity in income (loss) of
   Affiliated Lessee . . . . . . . . .              73              (25)
  Other income . . . . . . . . . . . .              11            --
                                            ----------       ----------
          Total revenues . . . . . . .          60,432           31,547
                                            ----------       ----------

Expenses:
  Depreciation and other amortization.          18,562            7,901
  Real estate, personal property
    taxes and insurance. . . . . . . .           6,118            3,168
  Ground rent. . . . . . . . . . . . .           2,545            1,261
  General and administrative . . . . .             949              315
  Interest . . . . . . . . . . . . . .          11,558            4,998
  Amortization of deferred financing
    costs. . . . . . . . . . . . . . .             733              294
  Advisory fee . . . . . . . . . . . .           3,034            1,376
  Other. . . . . . . . . . . . . . . .             123                5
                                            ----------       ----------
          Total expenses . . . . . . .          43,622           19,318
                                            ----------       ----------

Income before minority interest. . . .          16,810           12,229

Minority interest in Operating
  Partnership. . . . . . . . . . . . .           2,869            2,121
                                            ----------       ----------
Net income . . . . . . . . . . . . . .      $   13,941       $   10,108
                                            ==========       ==========

Net income per weighted average
  common share outstanding
   - basic . . . . . . . . . . . . . .      $     0.91       $     0.66
   - diluted . . . . . . . . . . . . .      $     0.91       $     0.66

Weighted average number of
  common shares outstanding
   - basic . . . . . . . . . . . . . .      15,262,241       15,200,637
   - diluted . . . . . . . . . . . . .      15,271,024       15,200,637



           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

               (Dollars in thousands, except per share data)
                                (Unaudited)

                                        For the three      For the three
                                        months ended       months ended
                                        September 30,      September 30,
                                            1999               1998
                                       --------------     --------------
Revenues:
  Participating lease revenue:
    Affiliated Lessee. . . . . . . .       $    9,722        $     8,736
    Other Lessees. . . . . . . . . .           13,512             10,881
  Interest Income:
    Affiliated Lessee. . . . . . . .               57                 21
    Other Lessees. . . . . . . . . .               52                 50
    Other. . . . . . . . . . . . . .              144                170
  Equity in income (loss) of
    Affiliated Lessee. . . . . . . .               68                (38)
  Other income . . . . . . . . . . .               21              --
                                           ----------         ----------
        Total Revenues . . . . . . .           23,576             19,820
                                           ----------         ----------

Expenses:
  Depreciation and other
    amortization . . . . . . . . . .            6,604              5,470
  Real estate, personal property
    taxes and insurance. . . . . . .            2,165              1,972
  Ground rent. . . . . . . . . . . .            1,033                999
  General and administrative . . . .              247                189
  Interest . . . . . . . . . . . . .            4,372              3,709
  Amortization of deferred
    financing costs. . . . . . . . .              253                188
  Advisory fee . . . . . . . . . . .            1,336                869
  Other. . . . . . . . . . . . . . .              118                  5
                                           ----------         ----------
        Total Expenses . . . . . . .           16,128             13,401
                                           ----------         ----------

Income before minority interest. . .            7,448              6,419

Minority interest in Operating
  Partnership. . . . . . . . . . . .            1,249              1,116
                                           ----------         ----------

Net income . . . . . . . . . . . . .       $    6,199         $    5,303
                                           ==========         ==========

Net income per weighted average
 common share outstanding
  - basic. . . . . . . . . . . . . .       $     0.40         $     0.35
  - diluted. . . . . . . . . . . . .       $     0.40         $     0.35

Weighted average number of
 common shares outstanding
  - basic. . . . . . . . . . . . . .       15,315,174         15,244,580
  - diluted. . . . . . . . . . . . .       15,340,057         15,244,580






                The accompanying notes are an integral part of these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               (Dollars in thousands, except per share data)
                                (Unaudited)


                                                             For the
                                                           period from
                                                            April 29,
                                                              1998
                                          For the nine      (inception)
                                          months ended       through
                                          September 30,   September 30,
                                              1999            1998
                                         -------------    -------------
Cash flows from operating
 activities:
  Net income . . . . . . . . . . . . .      $   13,941       $   10,108
  Adjustments to reconcile net
   income to net cash flow
   provided by operating
   activities:
    Depreciation and other
      amortization . . . . . . . . . .          19,295            7,901
    Amortization of deferred
      financing costs. . . . . . . . .           --                 294
    Bond premium amortization. . . . .            (943)            (338)
    Minority interest in
      Operating Partnership. . . . . .           2,869            2,121
    Equity in income (loss) of
      Affiliated Lessee. . . . . . . .             (73)              25
  Changes in assets and
   liabilities:
    Rent receivable from lessees . . .          (7,394)          (8,950)
    Prepaid expenses and
      other assets . . . . . . . . . .           3,227           (1,496)
    Due to JLL . . . . . . . . . . . .             769            1,541
    Accounts payable and
      accrued expenses . . . . . . . .             754            2,265
                                            ----------       ----------
          Net cash flow provided
            by operating
            activities . . . . . . . .          32,445           13,471
                                            ----------       ----------

Cash flows from investing activities:
  Acquisition of Hotel Properties. . .         (28,233)        (385,609)
  Improvements and additions to
    hotel properties . . . . . . . . .         (21,918)          (4,029)
  Funding of notes receivable. . . . .            (400)          (4,951)
  Funding of restricted cash
    reserves . . . . . . . . . . . . .         (14,411)         (11,470)
  Proceeds from restricted
    cash reserves. . . . . . . . . . .          13,633            3,305
  Proceeds from minority interest
    in other partnerships. . . . . . .           --                  10
                                            ----------       ----------
          Net cash flow used in
            investing activities . . .         (51,329)        (402,744)
                                            ----------       ----------

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)
                                (Unaudited)


                                                             For the
                                                           period from
                                                            April 29,
                                                              1998
                                          For the nine      (inception)
                                          months ended       through
                                          September 30,   September 30,
                                              1999            1998
                                         -------------    -------------
Cash flows from financing
 activities:
  Borrowings under credit facility . .          66,530          162,900
  Repayments under credit facility . .         (73,130)           --
  Proceeds from mortgage loan. . . . .          46,500            --
  Mortgage loan repayments . . . . . .             (48)           --
  Payment of deferred financing
    costs. . . . . . . . . . . . . . .            (809)          (1,702)
  Proceeds from issuance of
    common shares. . . . . . . . . . .           --             257,601
  Offering costs paid. . . . . . . . .             (57)         (21,419)
  Distributions. . . . . . . . . . . .         (20,810)          (4,786)
                                            ----------       ----------
          Net cash flow provided by
            financing activities . . .          18,176          392,594
                                            ----------       ----------
Net change in cash and
  cash equivalents . . . . . . . . . .            (708)           3,321
Cash and cash equivalents
  at beginning of period . . . . . . .           1,570            --
                                            ----------       ----------
Cash and cash equivalents
  at end of period . . . . . . . . . .      $      862       $    3,321
                                            ==========       ==========


























              The accompanying notes are an integral part of
                  these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
               (Dollars in thousands, expect per share data)

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

     As of September 30, 1999, the Company owned interests in 13 hotels with approximately 4,300 suites/rooms (the "Hotels") located in ten states.

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

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations and its cash flows for the three and nine months ended September 30, 1999, for the three months ended September 30, 1998 and for the period from April 29, 1998 (inception) through September 30, 1998.

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

3.   EARNINGS PER SHARE

     The outstanding Units in the Operating Partnership have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. The computation of basic and diluted EPS is presented below:

                               For the
                             period from
                           April 29, 1998
               Nine Months   (inception)    Three months    Three months
                  Ended        through          ended           ended
              September 30, September 30,   September 30,   September 30,
                  1999          1998            1999            1998
              ------------- -------------   -------------   -------------
NUMERATOR:
  Net income    $   13,941    $   10,108      $    6,199      $   5,303
                ==========    ==========      ==========      ==========
DENOMINATOR:
  Weighted
  average
  shares -
   Basic .      15,262,241    15,200,637      15,315,174     15,244,580
  Effect of
  Dilutive
   Securities:
    Common
    Stock
      Options        8,783          --            24,883           --
                ----------    ----------      ----------      ----------
  Weighted
  average
  shares -
   Diluted      15,271,024    15,200,637      15,340,057      15,244,580
                ==========    ==========      ==========      ==========
BASIC EPS:
 Net Income
 applicable
 to Common
 Share-
  holders.      $     0.91    $     0.66      $     0.40      $     0.35
                ==========    ==========      ==========      ==========
DILUTED EPS:
 Net Income
 applicable
 to Common
 Share-
  holders.      $     0.91    $     0.66      $     0.40      $     0.35
                ==========    ==========      ==========      ==========

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

     The Hotel is a full-service upscale resort located on Bellevue Avenue in Newport, RI, a resort area that is rapidly becoming a year round hotel market. The Hotel offers 29,000 square feet of meeting space, two restaurants, a lounge and a rooftop bar. The sale also included the fully restored Kay Chapel and Trinity Parish House, both adjacent to the Hotel, as well as a 12 room inn located directly across the street.


5.   LONG-TERM DEBT

     CREDIT FACILITY

     In 1998, the Company obtained a three-year commitment for a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the three and nine months ended September 30, 1999, the weighted average interest rate was approximately 6.7% and 6.6%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 1999. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 25 basis points. The Company has incurred an unused commitment fee of approximately $39 and $116 for the three and nine months ended September 30, 1999, respectively. As of September 30, 1999, the Company had outstanding borrowings against the 1998 Amended Credit Facility of $158,100.

     BONDS PAYABLE

     At September 30, 1999, the Company had outstanding bonds payable of $41,885, of which $40,000 represents the principal balance of the bonds and the remaining $1,885 million represents unamortized premium. The bonds bear interest at a fixed rate of 10% per annum. Interest expense, net of the premium amortization, for the three and nine months ended September 30, 1999 totaled $686 and $2,057, respectively.

     Pursuant to the bond agreement, certain cash reserves are required to be held in trust for payments of interest, credit enhancement fees and ground rent. As of September 30, 1999, these reserves totaled $5,527 and are included in Restricted Cash Reserves.

     MORTGAGE LOAN

     On July 29, 1999, the Company, through the newly formed LHO Financing Partnership I, L.P. (the "Financing Partnership"), entered into a $46,500 mortgage loan (the "1999 Mortgage Loan"). The 1999 Mortgage Loan is secured by the Radisson Convention Hotel located in Bloomington, Minnesota and the Le Meridien Dallas. The loan matures on July 31, 2009 and does not allow for prepayment prior to January 31, 2009, without penalty. The loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the Financing Partnership to hold funds in escrow for the payment of one half year's insurance and real estate taxes. The 1999 Mortgage Loan also requires the Financing Partnership to maintain a certain debt service coverage ratio.

     The 1999 Mortgage Loan has a principal balance of $46,452 at September 30, 1999. Future scheduled debt principal payments at September 30, 1999 are as follows (in thousands):

                  Remainder of 1999. . . . . . .    $   146
                  2000 . . . . . . . . . . . . .        616
                  2001 . . . . . . . . . . . . .        667
                  2002 . . . . . . . . . . . . .        723
                  2003 . . . . . . . . . . . . .        784
                  2004 . . . . . . . . . . . . .        850
                  Thereafter . . . . . . . . . .     42,666
                                                    -------
                                                    $46,452
                                                    =======


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

     On August 13, 1999, the Company paid its regular second quarter distribution of $0.380 per share/unit on its Common Shares and Units.

     On August 24, 1999, 180,636 Units were converted to Common Shares.

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

     On May 19, 1999, the common shareholders approved an amendment to the 1998 SIP, increasing the number of Common Shares authorized for issuance under the 1998 SIP from 757,000 to 1,500,000. On September 30, 1999,
1,104,805 Common Shares were available for future grant.

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


                               For the
                             period from
                           April 29, 1998
               Nine Months   (inception)    Three months    Three months
                  Ended        through          ended           ended
              September 30, September 30,   September 30,   September 30,
                  1999          1998            1999            1998
              ------------- -------------   -------------   -------------
  Total
   revenues       $ 76,594      $ 43,932         $ 30,623       $ 26,929
  Participating
  lease
    expense         21,846        13,747            9,722          8,736
  Net
  income
    (loss)             815          (278)            757           (419)


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

9.  COMMITMENTS AND CONTINGENCIES

     The Company is obligated to make funds available to the Hotels for capital expenditures (the "Reserve Funds"), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $8,830 at September 30, 1999, of which $4,093 is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $11,851 have been issued for renovations at the Hotels.

     The nature of the operations of the Hotels expose them to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect the ultimate resolution of these matters to have a material adverse effect on the financial position, operations or liquidity of the Hotels.

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

10.  RELATED PARTY TRANSACTIONS

     At September 30, 1999, the Company had a payable to JLL of $1,500 for the third quarter base advisory fee and the second and third quarter incentive advisory fee.

11.  SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                             For the
                                                            Period from
                                                          April 29, 1998
                                        For the nine        (inception)
                                        months ended          through
                                        September 30,      September 30,
                                            1999               1998
                                       --------------     --------------

Supplemental disclosure of
 cash flow information:
  Interest paid, net of
   capitalized interest. . . . . . .         $ 13,301           $  4,890
  Interest capitalized . . . . . . .              152              --


In conjunction with the hotel
 acquisitions, the Company assumed
 the following assets and liabilities:
  Purchase of real estate. . . . . .         $ 28,052           $476,079
  Adjustment required to reflect
    predecessor's basis. . . . . . .            --                33,012
  Note receivable. . . . . . . . . .              167              --
  Other assets purchased . . . . . .               14              --
  Liabilities, net of other assets .            --                (3,316)
  Bonds payable. . . . . . . . . . .            --               (43,480)
  Issuance of shares/units . . . . .            --               (76,686)
                                             --------           --------
    Acquisition of hotel properties.         $ 28,233           $385,609
                                             ========           ========

12.  SUBSEQUENT EVENTS

     On October 18, 1999, the Company declared its third quarter distribution of $0.38 per share/unit on its Common Shares and Units. The distribution is payable on November 15, 1999 to shareholders and unitholders of record at the close of business on October 29, 1999.

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

                                           For the          For the
                                          nine months      nine months
                                             ended            ended
                                         September 30,    September 30,
                                             1999             1998
                                         -------------    -------------

Total revenues . . . . . . . . . .          $   60,804       $   59,535
                                            ----------       ----------

Depreciation . . . . . . . . . . .              18,956           15,821
Real estate and personal property
  taxes and insurance. . . . . . .               6,198            5,847

                                           For the          For the
                                          nine months      nine months
                                             ended            ended
                                         September 30,    September 30,
                                             1999             1998
                                         -------------    -------------

Ground rent. . . . . . . . . . . .               2,545            2,530
General and administrative . . . .                 949              531
Interest . . . . . . . . . . . . .              12,279           12,278
Amortization of deferred
  financing costs. . . . . . . . .                 733              563
Advisory fee . . . . . . . . . . .               3,049            3,037
Other. . . . . . . . . . . . . . .                 123                5
                                            ----------       ----------

Income before minority interest. .              15,972           18,923

Minority interest in
  Operating Partnership. . . . . .               2,737            3,293
                                            ----------       ----------

Net income . . . . . . . . . . . .          $   13,235       $   15,630
                                            ==========       ==========

Net income per weighted average
 common share outstanding
  - basic. . . . . . . . . . . . .          $     0.87       $     1.03
  - diluted. . . . . . . . . . . .          $     0.87       $     1.03

Weighted average number of
 common shares outstanding
  - basic. . . . . . . . . . . . .          15,262,241       15,224,580
  - diluted. . . . . . . . . . . .          15,271,024       15,224,580

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

RESULTS OF OPERATIONS

     COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1998

     The Company earned approximately $59.6 million in participating lease revenue during the nine months ended September 30, 1999. For the pro forma nine months ended September 30, 1998, participating lease revenues would have been $59.1 million. This increase is due to increases in participating lease revenues from the LeMeridien Dallas and LeMeridien New Orleans, which had increased hotel revenues for the nine months ended September 30, 1999. The LeMeridien hotels benefitted from the renovations which took place at each of the respective hotels during 1998. Participating lease revenues for the Harborside Hyatt Conference Center and Hotel ("Harborside Hyatt") also increased due to strong rate and occupancy at the hotel. These increases were offset by a decrease in participating lease revenues at the San Diego Paradise Port Resort in 1999 due to decreased occupancy levels at the hotel resulting from the significant renovations taking place at the property during the nine months ended September 30, 1999.

     Depreciation expense increased to $18.6 million or 17.3% for the nine months ended September 30, 1999, compared to depreciation expense for the pro forma nine months ended September 30, 1998, which would have been $15.8 million. This increase is attributable to the additional depreciation expense incurred on capital improvements which occurred and were placed into service during 1998 and through the first nine months of 1999.

     Real estate and personal property taxes, insurance and ground rent increased $0.3 million to $8.7 million for the nine months ended
September 30, 1999 from $8.4 million for the pro forma nine months ended September 30, 1998. This increase is primarily attributable to increased real estate taxes at the hotels.

     General and administrative expense increased to $0.9 million for the nine months ended September 30, 1999, from the pro forma nine months ended September 30, 1998 general and administrative expense, which would have been $0.5 million. This increase is attributable to additional administrative costs incurred for the nine months ended September 30, 1999.

     Interest expense decreased $0.7 million to $11.6 million for the nine months ended September 30, 1999 compared to the same pro forma period in 1998. Interest expense for the pro forma nine months ended September 30, 1998, assumes that the $27 million borrowing under the 1998 Amended Credit Facility for the purchase of the Hotel Viking was outstanding for the entire nine month period in 1998. For the actual nine months ended September 30, 1999, the borrowing did not occur until the acquisition date of the Hotel Viking, which was June 2, 1999. The decrease is also attributable to lower average interest rates in the first nine months of 1999, compared to the comparable period in 1998.

     Amortization of deferred financing costs increased to $0.7 million for the nine months ended September 30, 1999, compared to the comparable pro forma period in 1998, in which amortization costs would have been $0.6 million. This $0.1 million increase is attributable to the amortization in 1999 of costs incurred in late 1998 for the amendment to the credit facility. These costs would not have been incurred in the pro forma nine month period ended September 30, 1998.

     Advisory fees for the nine months ended September 30, 1999 and the pro forma nine months ended September were $3.0 million.

     Minority interest was $2.9 million for the nine months ended
September 30, 1999 compared to $3.3 million for the pro forma nine months ended September 30, 1998. This decrease is attributable to lower income before minority interest of $2.1 million for the nine months ended September 30, 1999 versus the comparable pro forma period in 1998.

     As a result of the above, net income decreased approximately $1.7 million to $13.9 for the nine months ended September 30, 1999 compared to net income of $15.6 million for the pro forma nine months ended
September 30, 1998.

     COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     For the quarter ended September 30, 1999, the Company earned participating lease revenues of $23.2 million, while participating lease revenues for the quarter ended September 30, 1998 were $19.6 million. A significant portion of the $3.6 million or 18.4% increase is due to participating revenues for the three months ended September 30,1999 including the Hotel Viking, while participating lease revenues for the three months ended September 30, 1998 excluded the Hotel Viking. Participating lease revenues also increased for Marriott Seaview Resort, Harborside Hyatt, LeMeridien Dallas and LeMeridien New Orleans due to an increase in revenues at these hotels.

     Depreciation expense increased to $6.6 million or 20.7% for the three months ended September 30, 1999 compared to the depreciation expense of $5.5 million for the three months ended September 30, 1998. The increase is attributable to the addition of the Hotel Viking and the additional depreciation expense incurred on capital improvements placed into service in late 1998 and in 1999.

     Real estate and personal property taxes, insurance and ground rent increased $0.2 million to $3.2 million for the three months ended September 30, 1999 from $3.0 million for the three months ended September 30, 1998. The increase is primarily due to the inclusion of the Hotel Viking and increased real estate taxes at the hotels.

     General and administrative expense increased to $0.3 million for the three months ended ended September 30, 1999 compared to the general and administrative expense of $0.2 million for the three months ended September 30, 1998. The increase is attributable to the additional costs incurred in the third quarter 1999 compared to the third quarter 1998.

     Interest expense increased $0.7 million to $4.4 million for the three months ended September 30, 1999 compared to interest expense for the three months ended September 30, 1998, which was $3.7 million. The increase is due to a greater amount of debt outstanding throughout the three months ended September 30, 1999 versus the three months ended September 30, 1998. The increase in the amount of debt outstanding is primarily due to the purchase of the Hotel Viking, which was financed with a borrowing under the 1998 Amended Credit Facility of approximately $27 million.

     Amortization of deferred financing costs increased to $0.3 million for the three months ended September 30, 1999, compared to amortization costs of $0.2 for the comparable period in 1998. The $0.1 million increase is attributable to additional costs due to the amendment of the credit facility in the fourth quarter of 1998 and the amortization of financing costs incurred in connection with obtaining the 1999 Mortgage Loan.

     Advisory fees for the three months ended September 30, 1999 were $1.4 million compared to $0.9 million for the three months ended September 30, 1998. The $0.5 million increase is a result of increased base advisory fees due to higher net operating income for the three months ended September 30, 1999. In addition, incentive advisory fees also increased in the third quarter 1999 compared to the third quarter 1998. The incentive fee increase is due to year over year growth in Funds From Operations
(FFO).

     Minority interest was $1.3 million for the three months ended September 30, 1999 compared to $1.1 million for the three months ended September 30, 1998. The increase is attributable to a higher income before minority interest of $1.0 million for the three months ended September 30, 1999 versus the comparable period in 1998.

     As a result of the above, net income for the quarter ended
September 30, 1999 was $6.2 million compared to $5.3 million for the quarter ended September 30, 1998.

     FUNDS FROM OPERATIONS (FFO)

     The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the nine and three months ended September 30, 1999 (in thousands, except share data):

                                         For the nine     For the three
                                         months ended     months ended
                                         September 30,    September 30,
                                             1999             1999
                                         -------------    -------------

Net income applicable to
  common shareholders. . . . . . .          $   13,941       $    6,199
Depreciation . . . . . . . . . . .              18,557            6,602
Minority interest. . . . . . . . .               2,869            1,249
                                            ----------       ----------

FFO. . . . . . . . . . . . . . . .          $   35,367       $   14,050
                                            ==========       ==========

Weighted average common shares
 and units outstanding
  - basic. . . . . . . . . . . . .          18,418,821       18,422,286
  - diluted. . . . . . . . . . . .          18,427,604       18,447,169


     THE HOTELS

     The following table sets forth historical comparative information with respect to occupancy, average daily rate (ADR) and room revenue per available room (RevPAR) for the comparable Hotels, the non-comparable Hotels and the total Hotel portfolio, regardless of ownership, for the three and nine month periods ended September 30, 1999 and 1998.

                For the three months ended      For the nine months ended
                       September 30,                  September 30,
                ---------------------------   ----------------------------
                1999      1998     Variance    1999      1998     Variance
                ----      ----     --------    ----      ----     --------
COMPARABLE
 HOTELS (1)
Occupancy       80.6%     80.0%       0.7%     77.9%     77.1%       1.0%
ADR           $153.21   $138.33      10.8%   $141.68   $133.35       6.2%
REVPAR        $123.48   $110.70      11.5%   $110.40   $102.85       7.3%

NON-COMPARABLE
 HOTELS (1)
Occupancy       65.1%     62.4%       4.4%     62.9%     67.0%      (6.2%)
ADR           $106.51   $103.40       3.0%   $123.59   $119.15       3.7%
REVPAR         $69.36    $64.49       7.5%    $77.70    $79.89      (2.7%)

TOTAL
 PORTFOLIO
Occupancy       76.1%     74.8%       1.6%     73.3%     74.0%      (1.0%)
ADR           $141.47   $129.77       9.0%   $136.89   $129.39       5.8%
REVPAR        $107.59    $97.12      10.8%    100.31    $95.77       4.7%

(1)   Non-Comparable hotels include the following:

           For the three months ended September 30: LeMeridien Dallas, Radisson Tampa, and Radisson Convention Hotel.

           For the nine months ended September 30: Marriott Seaview Resort, San Diego Paradise Point Resort, and Radisson Convention Hotel in Quarters 1 and 2, and LeMeridien Dallas, Radisson Tampa, and Radisson Convention Hotel in Quarter 3.

           Comparable hotels include all Hotels excluding those in Non-Comparable hotels.

     For the quarter ended September 30, 1999, RevPAR on a comparable basis rose 11.5% to $123.48, compared to RevPAR of $110.70 for the quarter ended September 30, 1998. Occupancy on a comparable basis increased 0.7% to 80.6% while ADR, also on a comparable basis, increased 10.8% to $153.21, as compared to occupancy of 80.0% and ADR of $138.33 in the third quarter 1998. For the total portfolio, RevPAR and ADR increased 10.8% and 9.0% to $107.59 and $141.47, respectively. Occupancy for the total portfolio was up 1.6%.

     The Company saw significant RevPAR gains during the quarter. Seven of the Company's thirteen hotels experienced double-digit RevPAR growth during the quarter. The Company continues to benefit from its focus on owning high quality hotels in high barrier to entry urban, resort and convention markets, and on its extensive internal reinvestment program. In addition, the strong demand in the leisure and group business segments more than offset the impact of Hurricane Floyd and overall bad weather on the East coast during the quarter.

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

     In 1998, the Company entered into a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the three and nine months ended September 30, 1999, the weighted average interest rate was approximately 6.7% and 6.6%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 1999. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings or leverage based pricing matrix, currently set at 25 basis points.

The Company incurred an unused commitment fee of approximately $39 and $116 for the three and nine months ended September 30, 1999, respectively. The 1998 Amended Credit Facility matures on April 30, 2001 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness.

     In June 1998, the Company acquired the Harborside Hyatt Conference Center and Hotel subject to $40,000 principal amount of special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). In conjunction with the Massport Bonds, the Company recorded a premium of $3,480, of which $1,885 remains unamortized at September 30, 1999. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the three and nine months ended September 30, 1999 totaled $686 and $2,057, respectively. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

     On July 29, 1999, the Company entered into a $46,500 mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures in July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. The 1999 Mortgage Loan is collateralized by the Radisson Convention hotel located in Bloomington, Minnesota and the LeMeridien Dallas. Interest expense for the three and nine months ended September 30, 1999 was $659. The 1999 Mortgage Loan had a balance of $46,452 at September 30, 1999.

     On September 30, 1999, the Company had $862 of cash and cash equivalents and had utilized $158.1 million outstanding under its 1998 Amended Credit Facility.

     Net cash provided by operating activities was approximately $32.4 million for the nine months ended September 30, 1999 primarily due to the collections of Participating Lease revenues, which was offset by payments for real estate taxes, personal property taxes, insurance, ground rent and the fourth quarter 1998 and first and second quarter 1999 base advisory fees.

     Net cash used in investing activities was approximately $51.3 million for the nine months ended September 30, 1999 due primarily to the acquisition of the Hotel Viking, as well as outflows for improvements and additions at the existing Hotels.

     Net cash provided by financing activities was approximately $18.2 million for the nine months ended September 30, 1999 attributable to borrowings under the 1998 Amended Credit Facility to finance the acquisition of the Hotel Viking, proceeds from the 1999 Mortgage Loan and the extensive hotel renovations. These inflows were offset by repayments under the 1998 Amended Credit Facility, as well as the payment of the fourth quarter 1998 and first and second quarter 1999 distributions.

     During the nine months ended September 30, 1999, the Company granted 310,700 stock options from the 1998 SIP at strike prices ranging from $13.1875 to $13.8750. These stock options vest over a period of three years and have expiration dates ranging from seven to ten years from date of grant.

     The Company is obligated to make funds available to the Hotels for capital expenditures (the Reserve Funds), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $8.8 million at September 30, 1999, of which $4.1 million is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $11.9 million have been issued for renovations at the Hotels.

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

     Based upon the results of the assessment, the Company's Hotel Operators determined the appropriate levels of renovation that would be required and the process for validating the effect of the renovations. The order in which this process is occurring is based on a system priority rating. The majority of the renovation process of converting, replacing or eliminating selected platforms, applications, databases and utilities, as well as the validation process of testing and verifying, is complete with the remaining issues anticipated to be completed by the end of November 1999. The implementation phase, which involves returning the tested systems to operational status, ongoing maintenance procedures to insure continued readiness and development of contingency plans for critical business systems, is also near completion, with the remaining outstanding issues anticipated to be completed by November 1999.

     The Company's business is heavily dependent upon the efforts of the Company's Hotel Operators. The Company has assisted its Hotel Operators in developing guidelines for determining the status of Year 2000 readiness for the Hotels, planning for the remediation and testing of Year 2000 affected systems, and the preparation for potential unanticipated issues through the creation of contingency plans. The Company's Hotel Operators are addressing Year 2000 issues in a predetermined sequence based on a priority schedule which places life safety and mission critical issues as immediate concerns and so-called "amenity" or non-operationally critical systems as less immediate. The Company continues to rely on its Hotel Operators to identify and enact appropriate measures to assure that any adverse impact of the arrival of the Year 2000 will be minimized. The Company's involvement in terms of issue prioritization, scheduled review and on-going feedback are intended to ensure that adequate focus by the Hotel Operators is maintained. The Company's senior management is, in addition to reviewing Year 2000 status reports submitted by the Hotel Operators, continuing to meet with hotel management regarding their specific Year 2000 issues, reviewing first hand the situation, and reiterating the importance of their efforts towards Year 2000 readiness.

     The Company is optimistic that its portfolio will have made prudent efforts towards the goal of Year 2000 readiness, and will be adequately prepared for most foreseen problems before the end of 1999. At this time, the majority of the Company's Hotel Operators have taken prudent measures to prevent any foreseeable Year 2000 impact on systems classified as either life safety related or mission critical for the on-going operation of the hotels. As such, the Company believes that it has significantly reduced its exposure to life safety related liability and has protected a significant portion of its revenue and earnings streams. In addition, the majority of the Company's Hotel Operators have also taken prudent measures to prevent any foreseeable impact on systems related to the efficient production of revenues and control of expenses. Of the few systems that are still undergoing study and/or remediation, the vast majority are those systems which have limited impact on revenue generation or expense control.

It is expected that all systems will be ready to the fullest extent possible at the end of November 1999. There can be no guarantee that the

Company's Hotel Operators have identified every system, nor can there be any assurance that the steps taken to prepare for the Year 2000 will have addressed all potential impact of Year 2000, especially those issues yet to be identified.

     Contingency plans for the majority of the Hotels' systems are complete. The Company and its Hotel Operators expect to have the few outstanding contingency plans in place by the end of November 1999. The majority of the outstanding contingency plans are for "amenity" systems, which have no impact on life safety, mission critical activities, or on efficient production of revenue or control of expenses.

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

     The actual costs to be incurred by the Company will depend on a number of factors, many of which cannot currently be accurately predicted, including the appearance of unforeseen issues and the reliance on contingency planning to mitigate any non-compliant situations. At this point in time, the Company is relying on the estimates of its Hotel Operators who have projected the total costs related to Year 2000 issues for the Company's hotels to be approximately $0.20 million. To date, approximately $0.20 million has been incurred in connection with costs related to Year 2000 issues.

     The ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside the Company's control. The Company and its Hotel Operators continue to monitor the Year 2000 compliance of its major suppliers. There can be no assurance that their failure to adequately address Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity.

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

     In 1998, the Company obtained the 1998 Amended Credit Facility, which
provides for a maximum borrowing amount of up to $235 million.   Borrowings
under the 1998 Amended Credit Facility bear interest at variable market rates. At September 30, 1999, the Company's outstanding borrowings under the 1998 Amended Credit Facility were $158.1 million. The weighted average interest rate under the facility for the three and nine months ended September 30, 1999 was 6.7% and 6.6%, respectively.

     At September 30, 1999, the Company also had outstanding bonds payable of $41.9 million, of which $40.0 million represents the principal balance of the bonds and the remaining $1.9 million represents unamortized premium.

The bonds bear interest at a fixed rate. For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company, unless the Company is required to refinance such debt. At September 30, 1999, the carrying value of the bonds approximated their fair value.

     On July 29, 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures in July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. At September 30, 1999, the 1999 Mortgage Loan balance was $46.5 million. At September 30, 1999, the carrying value of the 1999 Mortgage Loan approximated its fair value.

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

     NOT APPLICABLE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NOT APPLICABLE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NOT APPLICABLE.


ITEM 5.  OTHER MATTERS.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations and communications by the Company or its management and written and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of the Company to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed under "Business", Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere in the Company's annual report on Form 10-K for the year ended December 31, 1998, under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999 and in this report, under "Certain Relationships and Related Transactions" and elsewhere in the Company's proxy statement with respect to the annual meeting of shareholders held on May 19, 1999, under "Risk Factors" and elsewhere in the Company's Registration Statement (No. 333-77371), and in other reports filed by the Company with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any change in events or circumstances or in the Company's expectations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

        (b)     Reports of Form 8-K.

                     No reports on Form 8-K were filed during the third quarter of 1999.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             LASALLE HOTEL PROPERTIES




Dated:  November 10, 1999    BY:    /s/ HANS WEGER
                                    ------------------------------
                                    Hans Weger
                                    Executive Vice President,
                                    Treasurer and Chief
                                    Financial Officer
                                    (Authorized Officer and
                                    Principal Financial and
                                    Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                       Description
-------                      -----------

10.1 Loan Agreement dated July 29, 1999 between LHO Financing Partnership I, L.P. and General Electric Capital Corporation (Radisson Convention Hotel)

10.2 Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999 (Radisson Convention Hotel)

10.3 Second Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999 (Radisson Convention Hotel)

10.4 Loan Agreement dated July 29, 1999 between LHO Financing Partnership I, L.P. and General Electric Capital Corporation (LeMeridien Dallas)

10.5 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999
(LeMeridien Dallas)

27                           Financial Data Schedule