Form 10-K
period 1999-12-31
LASALLE HOTEL PROPERTIES
filed 2000-03-14
CIK 1053532

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


        [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1999


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

As of March 10, 2000, there were 16,900,495 shares of the Registrant's Common Shares issued and outstanding. The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant (15,481,408 shares) at March 10, 2000 was approximately $185.8 million. The aggregate market value was calculated by using the closing price of the stock as of that date on the New York Stock Exchange.



                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on May 17, 2000 are incorporated by reference in
Part III of this report.

                         LASALLE HOTEL PROPERTIES

                                   INDEX

                                                                FORM 10-K
                                                                 REPORT
ITEM NO.                                                          PAGE
--------                                                        ---------

                                  PART I


 1.        Business. . . . . . . . . . . . . . . . . . . . . . .     4
 2.        Properties. . . . . . . . . . . . . . . . . . . . . .    10
 3.        Legal Proceedings . . . . . . . . . . . . . . . . . .    16
 4.        Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . . . . . . .    16



                                  PART II


 5.        Market for Registrant's Common Shares and
           Related Shareholder Matters . . . . . . . . . . . . .    17
 6.        Selected Financial Data . . . . . . . . . . . . . . .    19
 7.        Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . .    22
 7A.       Quantitative and Qualitative Disclosures
           About Market Risk . . . . . . . . . . . . . . . . . .    30
 8.        Consolidated Financial Statements and
           Supplementary Data. . . . . . . . . . . . . . . . . .    30
 9.        Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure. . . . . . . .    31



                                 PART III


10.        Trustees and Executive Officers of the Registrant . .    31
11.        Executive Compensation. . . . . . . . . . . . . . . .    31
12.        Security Ownership of Certain Beneficial
           Owners and Management . . . . . . . . . . . . . . . .    31
13.        Certain Relationships and Related Transactions. . . .    31



                                  PART IV


14.        Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . . . . . . . . .    32

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



                                  PART I

ITEM 1.  BUSINESS

GENERAL

     The Company was organized as a Maryland real estate investment trust on January 15, 1998 to own hotel properties and to continue and expand the hotel investment activities of Jones Lang LaSalle Incorporated (formerly LaSalle Partners Incorporated) and certain of its affiliates (collectively "JLL"). The Company is managed and advised by LaSalle Hotel Advisors, Inc. (the "Advisor"), a wholly owned subsidiary of JLL. As of December 31, 1999, the Company owned interests in 13 hotels with approximately 4,300 suites/rooms (the "Hotels") located in ten states. All of the Hotels are leased under participating leases ("Participating Leases") which provide for rent equal to the greater of base rent ("Base Rent") or participating rent ("Participating Rent") which is based on fixed percentages of gross hotel revenues. All of the Hotels are managed by independent hotel operators ("Hotel Operators"). The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986, as amended (the "Code").

     The hotel industry is highly competitive. Each of the Company's Hotels is located in a developed area that includes other hotel properties.

The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, average daily rate ("ADR") and room revenue per available room ("RevPAR") of the Hotels.

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

     The Company's principal offices are located at 1401 Eye Street, NW, Suite 900, Washington, DC 20005. Effective March 25, 2000, the Company's principal offices will be located at 4800 Montgomery Lane, Suite M25, Bethesda, MD 20814.

FORMATION, INITIAL PUBLIC OFFERING AND SUBSEQUENT ACQUISITIONS

     On April 23, 1998, the Company's Registration Statement on Form S-11 was declared effective. On April 29, 1998, the Company completed its initial public offering (the "IPO"); prior to such date, the Company had no operations. In connection with the IPO, the Company sold 14.2 million common shares of beneficial interest, $.01 par value (the "Common Shares"), at a price of $18 per Common Share, resulting in gross proceeds of $255.6 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $234.1 million. The Company contributed all of the net proceeds of the IPO to LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), in exchange for an approximate 82.6% general and limited partnership interest in the Operating Partnership. The Operating Partnership used the net proceeds from the Company, the issuance of an additional 0.9 million Common Shares, the issuance of 1.3 million rights to purchase Common Shares and the issuance of 3.2 million limited partnership interests ("Units"), representing approximately 17.4% of the Operating Partnership, to acquire ten upscale and luxury full service hotels (the "Initial Hotels").

     The Company completed the acquisition of two additional hotel properties during 1998. On June 1, 1998, the Company acquired a 95.1% interest in the 462-room San Diego Paradise Point Resort for an aggregate purchase price of $73.0 million. On June 24, 1998, the Company acquired a 100% interest in the 270-room Harborside Hyatt Conference Center & Hotel for an aggregate purchase price of $73.5 million.

     On June 2, 1999, the Company acquired a 100% interest in the 182-room Hotel Viking and the adjacent 12-room inn in Newport, Rhode Island (the "Newport Property") through an indirect subsidiary, LHO Viking Hotel, L.L.C. (the "Viking Subsidiary LLC"). The Viking Subsidiary LLC is a limited liability company, of which the Operating Partnership is the sole member. The Newport Property was acquired from Bellevue Properties Inc. ("Bellevue"), for an aggregate purchase price of $28 million funded with proceeds from a borrowing under the Company's 1998 Amended Credit Facility.

The Newport Property is leased and operated by Viking Hotel Corporation, an affiliate of Bellevue.

      Substantially all of the Company's assets are held by, and all of its operations are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 1999, continuing investors held, in the aggregate, 1,559,234 Units or a 8.5% limited partnership interest in the Operating Partnership. The outstanding Units are redeemable at the option of the holder for a like number of Common Shares of the Company, or, at the option of the Company, for the cash equivalent thereof.

      To enable the Company to satisfy certain requirements for qualifications as a REIT, neither it nor the Operating Partnership can operate any of the hotels in which they invest. Accordingly, four of the Company's Hotels are leased to LaSalle Hotel Lessee, Inc. (the "Affiliated Lessee"). The Company owns a 9% interest in the Affiliated Lessee in which the Company together with JLL and LPI Charities, a charitable corporation organized under the laws of the state of Illinois, make all material decisions concerning the Affiliated Lessee's business affairs and operations. The remaining nine Hotels are leased to unaffiliated lessees (affiliates of whom also operate these Hotels).

THE ADVISOR

     Upon completion of the IPO, the Company entered into an advisory agreement (the "Advisory Agreement") with the Advisor to provide acquisition, management, advisory and administrative services to the Company. The initial term of the Advisory Agreement extended through December 31, 1999, subject to successive, automatic one year renewals unless terminated according to the terms of the Advisory Agreement. The Company may terminate the Advisory Agreement without termination fees or penalties upon notice given at least 180 days prior to the end of the then current term of the Advisory Agreement. The Company's Board of Trustees approved the renewal of the Advisory Agreement for 2000.

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

     The Company seeks to achieve revenue growth principally through
(i) renovations and/or expansions at certain of the Company's Hotels,
(ii) acquisitions of full service hotel properties located in convention, resort, urban and major business markets in the U.S. and abroad, especially upscale and luxury full service hotels in such markets where the Company, through JLL's extensive research and local market experience, perceives strong demand growth or significant barriers to entry, and (iii) selective development of hotel properties, particularly upscale and luxury full service properties in high demand markets where development economics are favorable.

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

 .     have expansion opportunities.

     The Company believes its acquisition capabilities are enhanced by the considerable experience, resources and relationships of JLL in the hotel industry specifically and the real estate industry generally. Additionally, the Company believes that having multiple independent Hotel Operators creates a network that will continue to generate significant acquisition opportunities.

RECENT DEVELOPMENTS

     Holiday Inn Plaza Park is being actively marketed for sale by the Company. Accordingly, the asset was classified as held for sale at December 31, 1999 and will no longer be depreciated. Based on initial pricing expectations, the net book value of the asset was reduced by $2,000 to $5,508. There can be no assurance that real estate held for sale will be sold.

     On January 25, 2000, the Company entered into a joint venture arrangement (the "Chicago 540 Hotel Venture") with an institutional investor to acquire the 1,176-room Chicago Marriott Downtown (the "Chicago Property") in Chicago, Illinois. The Company, through the Operating Partnership, owns a 9.9% equity interest in the Chicago 540 Hotel Venture. The Company will receive an annual preferred return in addition to its pro rata share of annual cash flow. The Company will also have the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. The Chicago Property was leased to Chicago 540 Lessee, Inc., in which the Company also owns a 9.9% equity interest. The institutional investor owns a 90.1% controlling interest in both the Chicago 540 Hotel Venture and Chicago 540 Lessee, Inc.

Marriott International continues to operate and manage the Chicago
Property.

HOTEL RENOVATIONS

      The Company believes that its regular program of capital improvements at its Hotels, including replacement and refurbishment of furniture, fixtures, and equipment ("FF&E"), helps maintain and enhance their competitiveness and maximizes revenue growth under the Participating Leases. During the year ended December 31, 1999, the Company spent approximately $32 million on renovations and additional capital improvements at the Hotels. Additionally, the Company is planning to spend approximately $28 to $30 million on renovations and additional capital improvements at the Hotels during 2000.

     Under the Participating Leases, the Company established a reserve for capital improvements at the Hotels (the "Reserve Funds"). The Reserve Funds have not been recorded on the books and records of the Company, as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds range from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds was approximately $9.5 million at December 31, 1999, of which $4.6 million is available in restricted cash reserves for future capital expenditures.

TAX STATUS

     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, the Company generally will not be subject to corporate income tax on that portion of its net income that is currently distributed to shareholders. A REIT is subject to a number of highly technical and complex organizational and operational requirements, including requirements with respect to the nature of its gross income and assets and a requirement that it currently distribute at least 95% of its taxable income. The Company may, however, be subject to certain state and local taxes on its income and property.

SEASONALITY

     The Hotels' operations are seasonal. Seven of the Company's Hotels maintain higher occupancy rates during the second and third quarters. The Marriott Seaview Resort generates a large portion of its revenue from golf related business and, as a result, revenues fluctuate according to the season and the weather. Radisson Hotel Tampa and Le Montrose All Suite Hotel experience their highest occupancies in the first quarter, while Holiday Inn Beachside Resort and Le Meridien New Orleans experience their highest occupancies in the first and second quarters. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Participating Leases.

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

     The ESAs have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company's business, assets, results of operations, or liquidity, nor is the Company aware of any material environmental liability or concerns. Nevertheless, it is possible that the Phase I ESAs did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which the Company is currently unaware. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Hotels will not be affected by the condition of the properties in the vicinity of the Hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Operating Partnership or the Company.

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

ITEM 2.  PROPERTIES

     HOTEL PROPERTIES

     At December 31, 1999, the Company owned interests in the following 13 hotel properties:

                                     Number of
                                       Guest
Property                               Rooms          Location
--------                             ---------        --------

Radisson Convention Hotel               565           Bloomington, MN

Le Meridien New Orleans                 494           New Orleans, LA

Le Meridien Dallas                      407           Dallas, TX

Marriott Seaview Resort                 297           Absecon, NJ
                                                      (Atlantic City)

Holiday Inn Beachside Resort            222           Key West, FL

San Diego Paradise Point Resort         462           San Diego, CA

LaGuardia Airport Marriott              436           New York, NY

Omaha Marriott Hotel                    299           Omaha, NE

Radisson Hotel Tampa                    265           Tampa, FL

Holiday Inn Plaza Park                  257           Visalia, CA

Le Montrose All Suite Hotel             132           West Hollywood, CA

Harborside Hyatt Conference
  Center & Hotel                        270           Boston, MA

Hotel Viking                            194           Newport, RI


     RADISSON CONVENTION HOTEL. Radisson Convention Hotel is an upscale full service convention hotel located at the intersection of Interstate 494 and Highway 100, approximately 15 minutes from the Minneapolis/St. Paul International Airport, and five miles from the Mall of America. The hotel is leased to and operated by affiliates of Radisson Group, Inc. ("Radisson").

     LE MERIDIEN NEW ORLEANS. Le Meridien New Orleans is a luxury full service convention oriented hotel located in downtown New Orleans, a major convention city. The hotel is centrally located across the street from the French Quarter and near the central business district, the Ernest N. Morial Convention Center and the New Orleans Superdome. The hotel has received the AAA Four Diamond award for 14 consecutive years. The hotel is subject to a 99-year ground lease, which expires May 2081. The hotel is leased to and operated by affiliates of Le Meridien Hotels & Resorts ("Meridien").

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

     SAN DIEGO PARADISE POINT RESORT. San Diego Paradise Point Resort is an upscale resort that lies on 44 acres and has nearly one mile of beachfront and is located in the heart of Mission Bay on Vacation Island, a 4,600-acre aquatic park in southwest San Diego County. The resort is minutes away from the San Diego International Airport and convenient to many major San Diego tourist attractions including Sea World, Old Town, Downtown San Diego, the San Diego Convention Center, Qualcomm Stadium and the San Diego Zoo. The hotel is subject to a 50-year ground lease, which expires December 2044. The hotel is leased to and operated by WestGroup San Diego Associates, Ltd ("WestGroup"), an affiliate of Noble House Hotels and Resorts.

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

     HOLIDAY INN PLAZA PARK. Holiday Inn Plaza Park is a mid-price full service hotel located at the junction of Highways 99 and 198 in Visalia, California. The hotel is situated in the heart of Central California, a major agri-business center and is also a popular tourist destination due to its central location and proximity to Yosemite, Sequoia and Kings Canyon National Parks. In addition, the hotel is utilized extensively by major corporate groups and social users due to the size and flexibility of its meeting space and ample parking. The hotel is leased to and operated by affiliates of Outrigger Lodging Services ("OLS").

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

     HOTEL VIKING. Hotel Viking is a full-service upscale resort located on Bellevue Avenue in Newport, RI, a resort area that is rapidly becoming a year round hotel market. The Hotel offers 29,000 square feet of meeting space, two restaurants, a lounge and a rooftop bar. The acquisition also included the fully restored Kay Chapel and Trinity Parish House, both adjacent to the Hotel, as well as a twelve room inn located directly across the street. The hotel is leased and operated by Viking Hotel Corporation, an affiliate of Bellevue Properties Inc.


THE PARTICIPATING LEASES

     In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership may operate hotels or related properties. The Operating Partnership leases the Hotels to the Lessees for terms of between six and 11 years (from commencement) pursuant to separate Participating Leases that provide for rent equal to the greater of Base Rent or Participating Rent and which set forth the Lessees' required capitalization and certain other matters. Unless otherwise noted, each Participating Lease contains the provisions described below.

     PARTICIPATING LEASE TERMS. The Participating Leases have an average term of approximately 10 years, with expiration dates staggered between the years 2004 and 2009, subject to earlier termination upon the occurrence of certain contingencies described in the Participating Leases (including, particularly, the provisions summarized below under the captions "Damage to Hotels," "Condemnation of Hotels," "Termination of Participating Leases for Failure to Meet Performance Goals" and "Termination of Participating Leases upon Disposition of Hotels"). The variation of the lease terms is intended to provide the Company with protection from the risk inherent in simultaneous lease expirations and to align the expiration of certain of the Participating Leases with the expiration of the applicable franchise license.

     BASE RENT; PARTICIPATING RENT; ADDITIONAL CHARGES. Each Participating Lease requires the applicable Lessee to pay (x) the greater of (i) Base Rent in a fixed amount (ii) Participating Rent based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at the applicable Hotel, and (y) certain other amounts, including utility charges, certain impositions and insurance premiums, and interest accrued on any late payments or charges ("Additional Charges"). Each lease year and beginning in January 2001 for the Hotel Viking, the Base Rent and Participating Rent thresholds are increased to reflect any increase in the applicable Consumer Price Index published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers ("CPI"). Lessees are required to pay Base Rent monthly in arrears by the first day of each calendar month, and Participating Rent is payable quarterly in arrears by the twentieth day of each fiscal quarter, except for the Hotels operated by Marriott, the Hotel operated by Hyatt and Hotel Viking, whose rents are due in accordance with their respective Participating Leases, as defined. Participating Rent is calculated based on the year-to-date departmental receipts as of the end of the preceding fiscal quarter, plus the prorated amount of each of the applicable departmental thresholds for the fiscal quarter, or portion thereof, minus the cumulative Participating Rent previously paid for such fiscal year and the cumulative Base Rent paid for such fiscal year as of the end of the preceding fiscal quarter.

     Other than real estate and personal property taxes, casualty insurance including business interruption insurance, ground lease payments, capital impositions and capital replacements and refurbishments (determined in accordance with generally accepted accounting principles ("GAAP"), which are obligations of the Company, the Participating Leases require the Lessees to pay rent, condominium dues, certain insurance, all costs and expenses, and all utility and other charges incurred in the operation of the Hotels. The Participating Leases also provide for rent reductions and abatements in the event of damage or destruction or a partial taking of any Hotel as described under "Damage to Hotels" and "Condemnation of Hotels."

     The Company has sold certain FF&E to the Lessees of Radisson Convention Hotel and Le Meridien Dallas at its book value in exchange for promissory notes receivable ("FF&E Notes") of approximately $1.0 million and $.6 million, respectively. The FF&E Notes bear interest at 6.0% and 5.6% per annum, respectively, and are payable in monthly installments of interest only. These FF&E Notes have an initial term of five years unless extended at the Company's option. Additionally, the Company provided working capital to each of the Lessees in the aggregate amount of $5.9 million in exchange for a note receivable ("Working Capital Notes"). The Working Capital Notes bear interest at either 5.6% or 6.0% per annum, and are payable in monthly installments of interest only. The term of each Working Capital Note is identical to the term of the related Participating Lease. Payments made under the FF&E Notes and the Working Capital Notes are used to reduce the related Participating Lease payments by an equal amount. The total of the interest income payments and Participating Lease payments will be equal to the amounts calculated by applying the rent provisions of the Participating Leases to the revenues of the Hotels.

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

     The Lessees are not obligated to bear the cost of any capital improvements or capital repairs to the Hotels. With the consent of the Company, however, the Lessees may utilize funds from the capital expenditure reserves to make capital additions, modifications or improvements to the Hotels. All such alterations, replacements and improvements are subject to all the terms and provisions of the Participating Leases and will become the property of the Company upon termination of the Participating Leases. The Company owns substantially all personal property (other than FF&E which has been sold to the Lessees of Radisson Convention Hotel and Le Meridien Dallas, inventory, linens and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements on the Hotels, except to the extent that ownership of such personal property would cause any portion of the rents under the Participating Leases not to qualify as "rents from real property" for REIT income test purposes.

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

     EVENTS OF DEFAULT. Events of Default under the Participating Leases include, among others, the following:

      (i) the failure by a Lessee to pay Base or Participating Rent within ten days after same is due; or with respect to Radisson Convention Hotel, ten days after notice of non-payment;

      (ii) the failure of a Lessee to observe or perform any other term of a Participating Lease and the continuation of such failure beyond any applicable cure or grace period;

      (iii) the failure of a Lessee to pay for required insurance;

      (iv) the failure of a Lessee to maintain the Required Minimum Net Worth or the security deposit, as applicable;

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

     In addition, an Event of Default will result in a cross-default of all other Participating Leases to which the Lessee is a party; except with respect to a default at Radisson Hotel Tampa, which would not result in a cross default of Radisson Convention Hotel.

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


ITEM 3.  LEGAL PROCEEDINGS

     Each of the Company, the Operating Partnership and the Advisor is not aware of any material pending or threatened legal proceedings to which the Company, the Operating Partnership, the Advisor or any of their subsidiaries is a party or of which any of their property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND
         RELATED SHAREHOLDER MATTERS

     MARKET INFORMATION

     The Common Shares of the Company began trading on the New York Stock Exchange ("NYSE") on April 24, 1998 under the symbol "LHO". On March 10, 2000, the last reported closing sale price per Common Share on the NYSE was $12. The following table sets forth for the indicated periods the high and low sales for the Common Shares and the cash distributions declared per share:

                                      High         Low       Distributions
                                      ----         ---       -------------
1999
----

First quarter                         $13-11/16    $10-1/2       $0.375
Second quarter                        $15-15/16    $12-7/16      $0.380
Third quarter                         $16-1/8      $12-3/4       $0.380
Fourth quarter                        $13          $10-13/16     $0.380

1998
----

For the period from April 29, 1998
 (inception) through June 30, 1998    $18-9/16     $15-7/16      $0.260(a)
Third quarter                         $17-1/4      $11-11/16     $0.375
Fourth quarter                        $13-1/2      $ 7-1/2       $0.375

(a) The Company's Board of Trustees declared a distribution of $0.260 per Common Share for the period from April 29, 1998 (inception) through June 30, 1998, which is approximately equivalent to a full quarterly distribution of $0.375 per Common Share and annual distribution of $1.50 per Common Share.


SHAREHOLDER INFORMATION

     As of March 10, 2000, there were 233 record holders of the Company's Common Shares, including shares held in "street name" by nominees who are record holders, and approximately 8,300 beneficial holders.

     In order to comply with certain requirements related to qualification of the Company as a REIT, the Company's Amended and Restated Declaration of Trust limits the number of Common Shares that may be owned by any single person or affiliated group to 9.8% of the outstanding Common Shares.


DISTRIBUTION INFORMATION

     In 1999, the Company paid $1.515 per Common Share in distributions, of which 91.1% represented ordinary income and 8.9% represented return of capital for tax purposes.

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


UNITS

     In conjunction with the IPO, 3,181,723 Units were issued on April 29, 1998 (inception). On August 24, 1999 and November 29, 1999, 180,636 and 1,441,853 Units were converted to Common Shares, respectively. At December 31, 1999, there were 1,559,234 Units outstanding. Unitholders receive distributions per unit in the same manner as distributions distributed on a per share basis to the common shareholders.


SALES OF UNREGISTERED SECURITIES

     On June 1, 1998, in conjunction with the purchase of the San Diego Paradise Point Resort, the Company sold 112,458 Common Shares to WestGroup for cash consideration of approximately $2.0 million. This sale was not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption from the registration requirements thereof provided by Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED FINANCIAL INFORMATION

     The following tables set forth selected historical operating and financial data for the Company and selected historical financial data for LRP Bloomington Limited Partnership, which is the predecessor of the Company (the "Predecessor"). The selected historical financial data for the Company for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, and the selected historical financial data for the Predecessor for the period from January 1, 1998 through April 28, 1998, the years ended December 31, 1997 and 1996 and for the period from December 1, 1995 (date of formation) through December 31, 1995 have been derived from the historical financial statements of the Company and the Predecessor, respectively. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

                         LASALLE HOTEL PROPERTIES
             SELECTED HISTORICAL OPERATING AND FINANCIAL DATA
           (Unaudited, Dollars in thousands, except share data)

                                                            For the
                                           For the         period from
                                         year ended       April 29, 1998
                                        December 31,   (inception) through
                                            1999        December 31, 1998
                                       -------------   -------------------
OPERATING DATA:
 REVENUE:
  Participating lease revenue. . . . . . $    76,843           $   46,464
  Interest income. . . . . . . . . . . .         988                  567
  Equity in income (loss) of
   Affiliated Lessee . . . . . . . . . .          57                  (59)
  Other income . . . . . . . . . . . . .          66                   21
                                         -----------           ----------
    Total revenue. . . . . . . . . . . .      77,954               46,993

 EXPENSES:
  Depreciation and other amortization. .      25,378               13,666
  Real estate, personal property
   taxes, and insurance. . . . . . . . .       8,205                5,047
  Ground rent. . . . . . . . . . . . . .       3,351                1,886
  General and administrative . . . . . .       1,342                  459
  Interest . . . . . . . . . . . . . . .      16,181                8,474
  Amortization of deferred
   financing costs . . . . . . . . . . .         992                  514
  Advisory fee (1) . . . . . . . . . . .       3,670                2,134
  Other expense. . . . . . . . . . . . .         140                   13
  Minority interest in
   Operating Partnership . . . . . . . .       2,706                2,567
  Writedown of property held
   for sale. . . . . . . . . . . . . . .       2,000                --
                                         -----------          -----------
    Total expenses, minority
     interest and writedown. . . . . . .      63,965               34,760
                                         -----------          -----------
Net income applicable to
 common shareholders . . . . . . . . . . $    13,989          $    12,233
                                         ===========          ===========
Net income per common share -
 basic and diluted . . . . . . . . . . . $      0.91          $      0.80
                                         ===========          ===========
Weighted average number of
 common shares outstanding -
 basic and diluted . . . . . . . . . . .  15,432,667           15,209,555
                                         ===========          ===========

                                                 As of December 31,
                                          -------------------------------
                                             1999                 1998
                                         -----------          -----------
BALANCE SHEET DATA:
  Investment in hotel
   properties, net . . . . . . . . . . . $   501,191          $   467,552
  Total assets . . . . . . . . . . . . .     532,072              496,338
  Borrowings under the
   credit facility . . . . . . . . . . .     164,900              164,700
  Bonds payable, net . . . . . . . . . .      41,571               42,828
  Mortgage loans . . . . . . . . . . . .      46,306                --
  Minority interest in
   Operating Partnership . . . . . . . .      22,417               47,694
  Shareholders' equity . . . . . . . . .     242,568              228,384

                                                               For the
                                                            period from
                                          For the          April 29, 1998
                                         year ended          (inception)
                                        December 31,           through
                                           1999          December 31, 1998
                                        ------------     -----------------
OTHER DATA:
  Funds from operations (2). . . . . . . $    44,065          $    28,466
  Cash provided by operating
   activities. . . . . . . . . . . . . .      45,923               21,280
  Cash used in investing
   activities. . . . . . . . . . . . . .     (63,660)            (406,732)
  Cash provided by financing
   activities. . . . . . . . . . . . . .      17,779              387,022
  Distributions declared . . . . . . . .      27,910               18,590


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
                           =======     =======    =======        =======

(1) Represents advisory fee paid to the Advisor for acquisition, management, advisory and administrative services provided to the Company. The Advisor receives an annual base fee up to 5% of the Company's net operating income, as defined in the Advisory Agreement, and an annual incentive fee, which prior to January 1, 1999, is limited to 1% of the Company's prorated pro forma net operating income based on growth in Funds from Operations ("FFO") per share.

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

(3) The Predecessor was formed on December 1, 1995 for the purpose of acquiring and operating the Radisson Convention Hotel. On April 29, 1998, the Predecessor contributed the Radisson Convention Hotel to the Company.

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

GENERAL BACKGROUND

     The following discusses: (i) the Company's actual results of operations for the year ended December 31, 1999 compared to the Company's pro forma results of operations for the year ended December 31, 1998, and
(ii) the Company's pro forma results of operations for the year ended December 31, 1998 compared to the Company's pro forma results of operations for the year ended December 31, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this form 10-K. The Company has not included a discussion of the Predecessor, as its financial information would not be deemed comparable to the Company. However, the Predecessor's financial information has been included in the notes to the consolidated financial statements.

     The pro forma financial information of the Company is presented as if
(i) the IPO and the related formation transactions and the acquisitions of the San Diego Paradise Point Resort and the Harborside Hyatt Conference Center and Hotel had been consummated as of January 1, 1997 and (ii) the acquisition of the Hotel Viking had been consummated as of January 1, 1998.

The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming (i) the IPO and the related formation transactions and the subsequent acquisitions of the San Diego Paradise Point Resort and the Harborside Hyatt Conference Center and Hotel had been consummated and the twelve Hotels had been leased as of January 1, 1997, and (ii) the acquisition of the Hotel Viking had been consummated and the hotel subsequently leased as of January 1, 1998 nor does it purport to represent the results of operations for future periods.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE PRO FORMA YEAR ENDED DECEMBER 31, 1998

     The Company earned approximately $76.8 million in participating lease revenue during the year ended December 31, 1999. For the pro forma year ended December 31, 1998, participating lease revenues would have been $75.0 million. This increase is due to increases in participating lease revenues from the LeMeridien Dallas and LeMeridien New Orleans, which had increased hotel revenues for the year ended December 31, 1999. The LeMeridien hotels benefitted from the renovations, which took place at each of the respective hotels during 1998. Participating lease revenues for the Harborside Hyatt Conference Center and Hotel also increased due to strong rate and occupancy at the hotel. These increases were offset by a decrease in participating lease revenues at the San Diego Paradise Point Resort in 1999 due to decreased occupancy levels at the hotel resulting from the significant renovations taking place at the property during the year ended December 31, 1999.

     Depreciation expense increased to $25.4 million or 13.4% for the year ended December 31, 1999, compared to depreciation expense for the pro forma year ended December 31, 1998, which would have been $22.4 million. This increase is attributable to the additional depreciation expense incurred on capital improvements, which were placed into service during 1999.

     Real estate and personal property taxes, insurance and ground rent increased $0.7 million to $11.6 million for the year ended December 31, 1999 from $10.9 million for the pro forma year ended December 31, 1998. This increase is primarily attributable to increased real estate taxes at the hotels.

     General and administrative expense increased to $1.3 million for the year ended December 31, 1999, compared to pro forma general and administrative expense for the year ended December 31, 1999, which would have been $ 0.7 million. This increase is attributable to additional administrative costs incurred for the year ended December 31, 1999.

     Interest expense was $16.2 million for the year ended December 31, 1999 and the pro forma year ended December 31, 1998.

     Amortization of deferred financing costs increased to $1.0 million for the year ended December 31, 1999, compared to the comparable pro forma period in 1998, in which amortization costs would have been $0.8 million. This $0.2 million increase is attributable to the amortization in 1999 of costs incurred in late 1998 for the amendment to the credit facility, as well as the amortization of financing costs related to 1999 Mortgage Loan (hereinafter defined). These costs would not have been incurred in the pro forma year ended December 31, 1998.

     Advisory fees for the year ended December 31, 1999 were $3.7 million compared to $3.8 million for the pro forma year ended December 31, 1998. This decrease is attributable to a higher incentive fee for the pro forma year ended December 31, 1998, offset by an increase in the base fee for the year ended December 31, 1999. Advisory fees for the year ended December 31, 1999 also include $12 of expense for options granted to the Advisor during 1999.

      At December 31, 1999, Holiday Inn Plaza Park was held for sale by the Company. Based on initial pricing expectations, the net book value of the asset was reduced by $ 2.0 million. This writedown is not included in the results of operations for the pro forma year ended December 31, 1998.

     Minority interest was $2.7 million for the year ended December 31, 1999 compared to $3.6 million for the pro forma year ended December 31, 1998. This decrease is primarily attributable to lower income before minority interest of $4.1 million for the year ended December 31, 1999 versus the pro forma year ended December 31, 1998.

     Net income decreased approximately $3.2 million to $13.9 million for the year ended December 31, 1999 compared to net income of $17.1 million for the pro forma year ended December 31, 1998.

COMPARISON OF THE PRO FORMA YEAR ENDED DECEMBER 31, 1998 TO THE PRO FORMA YEAR ENDED DECEMBER 31, 1997

     Participating lease revenue would have been $75.0 million and $65.5 million for the pro forma year ended December 31, 1998 and the pro forma year ended December 31, 1997, respectively. The $9.5 million or 14.5% increase is primarily attributable to a 5.3% increase in RevPAR for the Hotels and the inclusion of the Hotel Viking in the 1998 pro forma.

     Depreciation expense increased to $22.4 million or 9.2% for the pro forma year ended December 31, 1998, compared to depreciation expense for the pro forma year ended December 31, 1997, which would have been $20.5 million. This increase is attributable to additional depreciation expense incurred on capital improvements which occurred during 1998 and the inclusion of the Hotel Viking in the 1998 pro forma.

     Real estate and personal property taxes, insurance and ground rent increased $0.8 million to $10.9 million for the pro forma year ended December 31, 1998 from $10.1 million for the pro forma year ended
December 31, 1997. This increase is primarily attributable to increased real estate taxes at the hotels.

     General and administrative expense was $ 0.7 million for the pro forma year ended December 31, 1998 and the pro forma year ended December 31, 1997.

     Interest expense increased 13.0% to $16.2 million for the pro forma year ended December 31, 1998 compared to interest expense of $14.4 million for the same pro forma period in 1997. Interest expense for the pro forma year ended December 31, 1998, assumes that the $27.0 million borrowing under the 1998 Amended Credit Facility for the purchase of the Hotel Viking was outstanding for all of 1998. The pro forma year ended December 31, 1997 does not include the additional borrowing or the Hotel Viking.

     Amortization of deferred financing costs would have been $0.8 million for the pro forma year ended December 31, 1998 and the pro forma year ended December 31, 1997.

     Advisory fees for the pro forma year ended December 31, 1998 were $3.8 million compared to $3.3 million for the pro forma year ended December 31, 1997. The $0.5 million or 16.4% increase is attributable to an increase in net operating income during the pro forma year ended December 31, 1998 as a result of including the Hotel Viking during 1998, as well as increased net operating income from the rest of the portfolio. The pro forma year ended December 31, 1997 does not include the effects of the Hotel Viking.

     Minority interest was $3.6 million for the pro forma year ended December 31, 1998 compared to $2.8 million for the pro forma year ended December 31, 1997. This increase is attributable to higher income before minority interest of $4.7 million for the pro forma year ended December 31, 1998 versus the pro forma year ended December 31, 1997.

     Net income increased approximately $3.9 million to $17.1 million for the pro forma year ended December 31, 1998 compared to net income of $13.3 million for the pro forma year ended December 31, 1997.

FUNDS FROM OPERATIONS

     The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the Board of Governors of NAREIT in March 1995 defines FFO as net income (loss) (computed in accordance with
GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through
December 31, 1998 (in thousands, except share data):
                                                             For the
                                                          period from
                                        For the          April 29, 1998
                                       year ended          (inception)
                                      December 31,           through
                                          1999         December 31, 1998
                                      ------------     -----------------
Net income applicable to
  common shareholders. . . . . .        $   13,989           $   12,233
Depreciation . . . . . . . . . .            25,370               13,666
Minority interest. . . . . . . .             2,706                2,567
Writedown of property held
  for sale . . . . . . . . . . .             2,000                --
                                        ----------           ----------
FFO. . . . . . . . . . . . . . .        $   44,065           $   28,466
                                        ==========           ==========
Weighted average common shares
 and units outstanding -
 basic and diluted . . . . . . .        18,419,694           18,391,278
                                        ==========           ==========

     In October 1999, NAREIT issued a White Paper which clarifies the calculation of FFO. This clarification is effective January 1, 2000 and should be reflected for all periods which are presented. The FFO clarification will not impact the Company's calculation of FFO in periods prior or subsequent to January 1, 2000.

THE HOTELS

     The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the comparable Hotels, the non-comparable Hotels and total Hotel portfolio for the years ended
December 31, 1999 and 1998.

                                          Year Ended December 31,
                                  -------------------------------------
                                    1999           1998        Variance
                                  -------        -------       --------
COMPARABLE HOTELS (a)
Occupancy. . . . . . . . . .        74.6%          74.6%           0.0%
ADR. . . . . . . . . . . . .      $142.19        $132.83           7.1%
RevPAR . . . . . . . . . . .      $106.02        $ 99.09           7.0%

NON-COMPARABLE HOTELS (b)
Occupancy. . . . . . . . . .        62.7%          66.0%          (5.0%)
ADR. . . . . . . . . . . . .      $124.10        $119.33        $  4.0%
RevPAR . . . . . . . . . . .      $ 77.83        $ 78.77        $ (1.2%)

TOTAL PORTFOLIO
Occupancy. . . . . . . . . .        71.2%          72.1%          (1.3%)
ADR. . . . . . . . . . . . .      $137.60        $129.27           6.4%
RevPAR . . . . . . . . . . .      $ 97.91        $ 93.24           5.0%

(a)   Comparable Hotels include all Hotels excluding those in Non-
      Comparable.
(b) Non-Comparable Hotels represent Hotels which underwent significant renovations and include the following:

      Marriott Seaview, San Diego Paradise Point Resort and Radisson Convention Hotel in Quarters 1 and 2, and LeMeridien Dallas, Radisson Tampa and Radisson Convention Hotel in Quarter 3, LeMontrose, Radisson Hotel Tampa, Hotel Viking and San Diego Paradise Point Resort in Quarter 4.

     The Company's total portfolio RevPar growth of 5.0% in 1999 significantly outperformed the overall market. In 1999, the Company saw substantial RevPAR gains from the hotels which were renovated during 1998. The Company continues to benefit from its ownership of high quality hotels located in strong markets with high barriers to entry and its continuing refurbishment and repositioning programs.

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

     In April 1998, the Company entered into a $200 million senior unsecured revolving credit facility (the "1998 Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. The Company amended its 1998 Credit Facility on October 30, 1998. Under the Amended and Restated Senior Unsecured Credit Agreement, as amended (the "1998 Amended Credit Facility"), the commitment was increased by $35 million, bringing the total commitment to $235 million. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the year ended December 31, 1999, the weighted average interest rate for borrowings under the 1998 Amended Credit Facility was approximately 6.8%. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 1999. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings or leverage based pricing matrix, currently set at 25 basis points. The Company incurred an unused commitment fee of approximately $0.2 million and $0.1 million for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, respectively. The 1998 Amended Credit Facility matures on April 30, 2001 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness.

     In conjunction with the June 1998 acquisition of the Harborside Hyatt Conference Center and Hotel, the Company assumed $40 million of special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). In conjunction with the Massport Bonds, the Company recorded a premium of $3.5 million, of which $1.6 million remains unamortized at December 31, 1999. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the year ended December 31, 1999 and for the period from June 24, 1998 through December 31, 1998 totaled $2.7 and $1.4 million, respectively. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

     On July 29, 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The 1999 Mortgage Loan matures on July 31, 2009 and is collateralized by the Radisson Convention Hotel and the Le Meridien Dallas. Interest expense for the period from July 29, 1999 through December 31, 1999 was $1.6 million. The 1999 Mortgage Loan had a balance of $46.3 million at December 31, 1999.

     At December 31, 1999, the Company had approximately $1.6 million of cash and cash equivalents and had $164.9 million outstanding under its 1998 Amended Credit Facility.

     Net cash provided by operating activities was approximately $45.9 million for the year ended December 31, 1999 primarily due to the collections of Participation Lease revenues prior to December 31, 1999, which was offset by payments for real estate taxes, personal property taxes, interest expense, insurance, ground rent and the Advisory Fee.

     Net cash used in investing activities was approximately $63.7 million for the year ended December 31, 1999 primarily due to the acquisition of the Hotel Viking and capital improvement expenditures at the Hotels.

     Net cash provided by financing activities was approximately $17.8 million for the year ended December 31, 1999 primarily attributable to the net proceeds received from the 1999 Mortgage Loan and the borrowings under the 1998 Amended Credit Facility, offset by repayments on borrowings under the 1998 Amended Credit Facility and the payment of distributions to the common shareholders and unit holders.

     The Company's policy is to incur debt only if upon such incurrence the Company's total funded indebtedness would not exceed 50% of "Aggregate Asset Value." For purposes of this policy, Aggregate Asset Value is defined as the sum of (a) for all the Company's properties owned for more than four quarters ("Seasoned Properties"), the EBITDA (reduced by the aggregate FF&E reserves for the relevant period in respect of the Seasoned Properties) of the Seasoned Properties for the preceding four quarters times 10, and (b) for all Properties owned for less than four quarters ("New Properties"), the investment amount (which shall include the purchase price, including assumed indebtedness, and all acquisition costs) of the New Properties and 95% of all the capital expenditures with respect to the New Properties.
The Board of Trustees can change this policy at any time without the approval of the common shareholders.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through estimated cash from operations, long-term unsecured and secured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition/development criteria have been achieved.

     RESERVE FUNDS

     The Company is obligated to maintain Reserve Funds for capital expenditures at the Hotels, as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds range from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $9.5 million at December 31, 1999, of which $4.6 million is available in restricted cash reserves for future capital expenditures. Purchase orders totaling approximately $8.1 million have been issued for renovations at the Hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing Hotels or any future hotels that it may acquire.

     SUBSEQUENT EVENT

     On January 25, 2000, the Company entered into a joint venture arrangement (the "Chicago 540 Hotel Venture") with an institutional investor to acquire the 1,176-room Chicago Marriott Downtown (the "Chicago Property") in Chicago, Illinois. The Company, through the Operating Partnership, owns a 9.9% equity interest in the Chicago 540 Hotel Venture. The Company will receive an annual preferred return in addition to its pro rata share of annual cash flow. The Company will also have the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. The Chicago Property was leased to Chicago 540 Lessee, Inc., in which the Company also owns a 9.9% equity interest. The institutional investor owns a 90.1% controlling interest in both the Chicago 540 Hotel Venture and Chicago 540 Lessee, Inc.

Marriott International continues to operate and manage the Chicago
Property.


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


YEAR 2000

     The "Year 2000 Issue" arose as the result of computer programs and systems having been designed and developed to use two digits, rather than four, to define the applicable year. As a result, these computer programs and systems had the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, pay invoices or engage in similar normal business activities.

     Prior to December 31, 1999, the Company, together with its Hotel Operators, had completed its efforts to minimize the risk of disruption related to Year 2000. The Company's Year 2000 efforts involved the following stages: (i) inventory and assessment of software, hardware and embedded systems; (ii) renovation, which involved converting, replacing or eliminating selected platforms, applications, databases and utilities, as well as the validation process of testing and verifying; and (iii) implementation, which involved returning the tested systems to operational status, initiating ongoing maintenance procedures to insure continued readiness and development of contingency plans for critical business systems should these systems have failed.

     As of the date of this filing, the Company has not experienced Year 2000 problems, either internally or at any of its Hotels.

     The Company incurred approximately $0.2 million in Year 2000 costs and does not expect to incur any additional costs related to Year 2000 issues. The costs incurred were not incremental to the Company as the amounts spent were part of previously planned renovations and did not arise specifically as a result of Year 2000 related issues.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The Staff determined that a lessor should defer recognition of contingent rental income until the specified target that triggers the contingent rental income is achieved. The Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective Participating Leases in which Participating Rent is calculated using quarterly thresholds. Accordingly, SAB No. 101 will not have an impact on the Company.


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

     In 1998, the Company obtained the 1998 Amended Credit Facility, which provides for a maximum borrowing amount of up to $235 million. Borrowings under the 1998 Amended Credit Facility bear interest at variable market rates. At December 31, 1999, the Company's outstanding borrowings under the 1998 Amended Credit Facility were $164.9 million. The weighted average interest rate under the facility for the year ended December 31, 1999 was 6.8%.

     At December 31, 1999, the Company also had outstanding bonds payable of $41.6 million, of which $40.0 million represents the principal balance of the bonds and the remaining $1.6 million represents unamortized premium.

The bonds bear interest at a fixed rate. For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company, unless the Company is required to refinance such debt. At December 31, 1999, the carrying value of the bonds approximated their fair value.

     On July 29, 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures in July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. At December 31, 1999, the carrying value of the 1999 Mortgage Loan was $46.3 million, which approximated its fair value, as the interest rate associated with the borrowing approximates current market rates.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to the Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                 PART III


ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the material in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (the Proxy Statement) under the captions "Election of Trustees".


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   1.    FINANCIAL STATEMENTS

                  Included herein at pages F-1 through F-38

            2.    FINANCIAL STATEMENT SCHEDULES

                  The following financial statement schedule is included herein at pages F-26 through F-28

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

            3.    EXHIBITS

                  The following exhibits are filed as part of this Annual Report on Form 10-K:

                  EXHIBIT
                  NUMBER      DESCRIPTION OF EXHIBIT
                  -------     ----------------------

                    23        Consent of KPMG LLP
                    27        Financial Data Schedule

      (b)   REPORTS ON FORM 8-K

            A report on Form 8-K dated October 25, 1999 was filed on October 27, 1999. The report includes the Company's press release, dated October 25, 1999, which reports earnings for the quarter and nine months ended September 30, 1999.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LASALLE HOTEL PROPERTIES


Dated:  March 14, 2000              BY:  /S/ HANS S. WEGER
                                         ------------------------------
                                         Hans S. Weger
                                         Executive Vice President,
                                         Treasurer and Chief
                                         Financial Officer
                                         (Authorized Officer and
                                         Principal Financial and
                                         Accounting Officer)


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


     DATE         SIGNATURE                    TITLE
     ----         ---------                    -----


March 14, 2000    /s/ Jon E. Bortz             President, Chief Executive
                  --------------------------   Officer and Trustee
                  Jon E. Bortz


March 14, 2000    /s/ Stuart L. Scott          Chairman of the
                  --------------------------   Board of Trustees
                  Stuart L. Scott


March 14, 2000    /s/ Darryl Hartley-Leonard   Trustee
                  --------------------------
                  Darryl Hartley-Leonard


March 14, 2000    /s/ George F. Little, II     Trustee
                  --------------------------
                  George F. Little, II

     DATE         SIGNATURE                    TITLE
     ----         ---------                    -----


March 14, 2000    /s/ Donald S. Perkins        Trustee
                  --------------------------
                  Donald S. Perkins


March 14, 2000    /s/ Donald A. Washburn       Trustee
                  --------------------------
                  Donald A. Washburn


March 14, 2000    /s/ Michael D. Barnello      Chief Operating Officer and
                  --------------------------   Executive Vice President
                  Michael D. Barnello          of Acquisitions

                         LASALLE HOTEL PROPERTIES

                       INDEX TO FINANCIAL STATEMENTS




                         LASALLE HOTEL PROPERTIES


Report of Independent Accountants. . . . . . . . . . . . . . . . .     F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998 . . .     F-3

Consolidated Statements of Operations for the year ended
  December 31, 1999 and for the period from April 29,
  1998 (inception) through December 31, 1998 . . . . . . . . . . .     F-4

Consolidated Statements of Shareholders' Equity for the
  year ended December 31, 1999 and for the period from
  April 29, 1998 (inception) through December 31, 1998 . . . . . .     F-5

Consolidated Statements of Cash Flows for the year ended
  December 31, 1999 and for the period from April 29,
  1998 (inception) through December 31, 1998 . . . . . . . . . . .     F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . .     F-8

Schedule III - Real Estate and Accumulated Depreciation. . . . . .    F-26




                        LASALLE HOTEL LESSEE, INC.


Report of Independent Accountants. . . . . . . . . . . . . . . . .    F-29

Balance Sheets as of December 31, 1999 and 1998. . . . . . . . . .    F-30

Statements of Operations for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through
  December 31, 1998. . . . . . . . . . . . . . . . . . . . . . . .    F-31

Statements of Stockholders' Equity (Deficit) for the
  year ended December 31, 1999 and for the period from
  April 29, 1998 (inception) through December 31, 1998 . . . . . .    F-32

Statements of Cash Flows for the year ended December 31,
  1999 and for the period from April 29, 1998 (inception)
  through December 31, 1998. . . . . . . . . . . . . . . . . . . .    F-33

Notes to Financial Statements. . . . . . . . . . . . . . . . . . .    F-34

                       INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Trustees of LaSalle Hotel Properties:


     We have audited the consolidated financial statements of LaSalle Hotel Properties as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                     KPMG LLP


Chicago, Illinois
January 21, 2000

                         LASALLE HOTEL PROPERTIES

                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)

                                           December 31,    December 31,
                                               1999            1998
                                           ------------    ------------
               ASSETS
               ------

Investment in hotel properties, net. . .     $  501,191      $  467,552
Investment in Affiliated Lessee. . . . .             36             (21)
Cash and cash equivalents. . . . . . . .          1,612           1,570
Restricted cash reserves . . . . . . . .         12,883           9,789
Rent receivable from lessees:
  Affiliated lessee. . . . . . . . . . .          1,675           --
  Other lessees. . . . . . . . . . . . .          3,744           3,088
Notes receivable:
  Affiliated lessee. . . . . . . . . . .          3,900           1,500
  Other lessees. . . . . . . . . . . . .          3,617           3,451
  Other. . . . . . . . . . . . . . . . .            442           --
Deferred financing costs, net. . . . . .          1,623           1,754
Prepaid expenses and other assets. . . .          1,349           7,655
                                             ----------      ----------
          Total assets . . . . . . . . .     $  532,072      $  496,338
                                             ==========      ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Borrowings under credit facility . . . .     $  164,900      $  164,700
Bonds payable, net . . . . . . . . . . .         41,571          42,828
Mortgage loans . . . . . . . . . . . . .         46,306           --
Due to JLL . . . . . . . . . . . . . . .          1,123             886
Due to Affiliated Lessee . . . . . . . .             30             614
Accounts payable and accrued expenses. .          6,147           4,320
Distributions payable. . . . . . . . . .          7,000           6,902
Minority interest in Operating
  Partnership. . . . . . . . . . . . . .         22,417          47,694
Minority interest in other partnerships.             10              10

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value, 20,000,000 shares
    authorized, no shares issued and
    outstanding at December 31, 1999
    and 1998 . . . . . . . . . . . . . .          --              --
  Common shares of beneficial interest,
    $.01 par value, 100,000,000 shares
    authorized, 16,863,052 and 15,224,580
    shares issued and outstanding at
    December 31, 1999 and 1998,
    respectively . . . . . . . . . . . .            169             152
  Additional paid-in capital . . . . . .        255,329         231,376
  Distributions in excess of
    Retained Earnings. . . . . . . . . .        (12,930)         (3,144)
                                             ----------      ----------
          Total shareholders' equity . .        242,568         228,384
                                             ----------      ----------
          Total liabilities and
            shareholders' equity . . . .     $  532,072         496,338
                                             ==========      ==========


           The accompanying notes are an integral part of these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share data)



                                                             For the
                                                          period from
                                         For the         April 29, 1998
                                       year ended          (inception)
                                      December 31,           through
                                          1999         December 31, 1998
                                      -------------    -----------------
Revenues:
  Participating lease revenue:
    Affiliated Lessee. . . . . . . .    $   28,290           $   19,436
    Other lessees. . . . . . . . . .        48,553               27,028
  Interest income:
    Affiliated lessee. . . . . . . .           228                   54
    Other lessees. . . . . . . . . .           205                  135
    Other. . . . . . . . . . . . . .           555                  378
  Equity in income (loss) of
   Affiliated Lessee . . . . . . . .            57                  (59)
  Other income . . . . . . . . . . .            66                   21
                                        ----------           ----------
        Total revenues . . . . . . .        77,954               46,993
                                        ----------           ----------
Expenses:
  Depreciation and other
   amortization. . . . . . . . . . .        25,378               13,666
  Real estate, personal property
   taxes and insurance . . . . . . .         8,205                5,047
  Ground rent. . . . . . . . . . . .         3,351                1,886
  General and administrative . . . .         1,342                  459
  Interest . . . . . . . . . . . . .        16,181                8,474
  Amortization of deferred
    financing costs. . . . . . . . .           992                  514
  Advisory fee . . . . . . . . . . .         3,670                2,134
  Other expenses . . . . . . . . . .           140                   13
                                        ----------           ----------
        Total expenses . . . . . . .        59,259               32,193
                                        ----------           ----------
Income before minority interest
 and writedown of property held
 for sale. . . . . . . . . . . . . .        18,695               14,800
Writedown of property held for
 sale. . . . . . . . . . . . . . . .         2,000                --
                                        ----------           ----------
Income before minority interest. . .        16,695               14,800
Minority interest in
 Operating Partnership . . . . . . .         2,706                2,567
                                        ----------           ----------
Net income applicable to
 common shareholders . . . . . . . .    $   13,989           $   12,233
                                        ==========           ==========
Net income applicable to common
 shareholders per weighted
 average common share outstanding
 - basic and diluted . . . . . . . .    $      .91           $      .80
                                        ==========           ==========
Weighted average number of
 common shares outstanding
 - basic and diluted . . . . . . . .    15,432,667           15,209,555
                                        ==========           ==========


           The accompanying notes are an integral part of these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (Dollars in thousands, except per share data)



                                                   Distribu-
                                                   tions in
                             Additional            Excess of
                     Common   Paid-In    Retained  Retained
                     Shares   Capital    Earnings  Earnings     Total
                     ------  ---------   --------  ---------  --------

Initial funding. . .   $ --   $      1  $   --      $   --    $      1

Net proceeds from
 issuance of common
 shares. . . . . . .    142    234,052      --          --     234,194
Issuance of
 restricted common
 shares. . . . . . .      9     16,409      --          --      16,418
Proceeds from
 issuance of
 common shares . . .      1      1,999      --          --       2,000
Issuance of rights
 and options to
 purchase shares . .    --       2,997      --          --       2,997
Adjustment required
 to reflect pre-
 decessor's basis. .    --     (24,082)     --          --     (24,082)
Distributions
 declared ($1.01
 per common share) .    --        --     (12,233)     (3,144)  (15,377)
Net income . . . . .    --        --      12,233        --      12,233
                       ----   --------  --------    --------  --------
Balance,
 December 31,
 1998. . . . . . . .    152    231,376      --        (3,144)  228,384

Offering costs . . .    --        (106)     --          --        (106)
Issuance of shares .      1        216      --          --         217
Options granted
 to Advisor. . . . .    --          12      --          --          12
Unit conversions . .     16     23,831      --          --      23,847
Distributions
 declared ($1.515
 per common share) .    --        --     (13,989)     (9,786)  (23,775)
Net income . . . . .    --        --      13,989        --      13,989
                       ----   --------  --------    --------  --------
Balance,
 December 31,
 1999. . . . . . . .   $169   $255,329  $   --      $(12,930) $242,568
                       ====   ========  ========    ========  ========













           The accompanying notes are an integral part of these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Dollars in thousands, except per share data)


                                                              For the
                                                            period from
                                                           April 29, 1998
                                                For the      (inception)
                                              year ended      through
                                              December 31,  December 31,
                                                 1999           1998
                                              ------------ --------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . .    $ 13,989      $ 12,233
  Adjustments to reconcile net income to
   net cash flow provided by operating
   activities:
    Depreciation and other amortization. . . .      25,378        13,666
    Amortization of deferred financing fees. .         992           514
    Bond premium amortization. . . . . . . . .      (1,257)         (652)
    Minority interest in Operating
     Partnership . . . . . . . . . . . . . . .       2,706         2,567
    Options granted to Advisor . . . . . . . .          12         --
    Writedown of property held for sale. . . .       2,000         --
    Equity in (income) loss of Affiliated
     Lessee. . . . . . . . . . . . . . . . . .         (57)           59
  Changes in assets and liabilities:
    Rent receivable from lessees . . . . . . .      (2,249)       (3,088)
    Prepaid expenses and other assets. . . . .       3,442        (3,952)
    Due to JLL . . . . . . . . . . . . . . . .         392           811
    Accounts payable and accrued expenses. . .         575          (878)
                                                ----------      --------
          Net cash flow provided by
            operating activities . . . . . . .      45,923        21,280
                                                ----------      --------
Cash flows from investing activities:
  Acquisitions of hotel properties . . . . . .     (28,233)     (380,250)
  Improvements and additions to hotel
   properties. . . . . . . . . . . . . . . . .     (31,912)       (9,309)
  Advances to Affiliated Lessee. . . . . . . .       --           (2,405)
  Funding of notes receivable. . . . . . . . .        (421)       (4,951)
  Funding of restricted cash reserves. . . . .     (18,997)      (14,385)
  Proceeds from restricted cash reserves . . .      15,903         4,596
  Proceeds from minority interest in
   other partnerships. . . . . . . . . . . . .       --               10
  Capital contribution to affiliated lessee. .       --              (38)
                                                ----------      --------
          Net cash flow used in
            investing activities . . . . . . .     (63,660)     (406,732)
                                                ----------      --------
Cash flows from financing activities:
  Borrowings under credit facility . . . . . .      86,830       164,700
  Repayments under credit facility . . . . . .     (86,630)        --
  Proceeds from mortgage loan. . . . . . . . .      46,500         --
  Mortgage loan repayments . . . . . . . . . .        (194)        --
  Payment of deferred financing costs. . . . .        (811)       (2,190)
  Proceeds from issuance of common shares. . .       --          257,601
  Offering costs . . . . . . . . . . . . . . .        (106)      (21,401)
  Distributions. . . . . . . . . . . . . . . .     (27,810)      (11,688)
                                                ----------      --------
          Net cash flow provided by
            financing activities . . . . . . .      17,779       387,022
                                                ----------      --------

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)


                                                              For the
                                                            period from
                                                           April 29, 1998
                                                For the      (inception)
                                              year ended      through
                                              December 31,  December 31,
                                                 1999           1998
                                              ------------ --------------

Net change in cash and cash equivalents. . . .          42         1,570
Cash and cash equivalents at
 beginning of period . . . . . . . . . . . . .       1,570         --
                                                ----------      --------

Cash and cash equivalents at
 end of period . . . . . . . . . . . . . . . .  $    1,612      $  1,570
                                                ==========      ========












































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

On April 29, 1998, the Company completed an initial public offering (the "IPO") of 14,200,000 common shares of beneficial interest (the "Common Shares"). The offering price of all Common Shares sold was $18 per common share, resulting in gross proceeds of $255,600 and net proceeds (less the underwriters' discount and offering expenses) of $234,138. The Company contributed all of the net proceeds of the IPO to LaSalle Hotel Operating Partnership, L.P., a limited partnership (the "Operating Partnership"), in exchange for an approximate 82.6% general partnership interest in the Operating Partnership. The Operating Partnership used the net proceeds from the Company, the issuance of additional Common Shares of the Company, the issuance of rights to purchase Common Shares and the issuance of limited partnership interests ("Units"), representing an approximate 17.4% interest in the Operating Partnership, to acquire ten upscale and luxury full service hotels (the "Initial Hotels").

     As of December 31, 1999, the Company owned interests in 13 hotels with an aggregate of 4,300 suites/rooms (the "Hotels") located in ten states. The Company owns 100% equity interests in 12 of the hotels and a 95.1% interest in a partnership which owns one hotel. All of the Hotels are leased under participating leases ("Participating Leases") which provide for rent based on hotel revenues and are managed by independent hotel operators ("Hotel Operators"). Nine of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and four of the Hotels are leased to LaSalle Hotel Lessee, Inc. (the "Affiliated Lessee").


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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value is determined by using available market information and appropriate valuation methodologies. The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings against the 1998 Amended Credit Facility (as defined in Note 7) and borrowings under the 1999 Mortgage Loan (as defined in Note 7). Due to their short maturities, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts which reasonably approximate fair value. As borrowings under the 1998 Amended Credit Facility bear interest at variable market rates, carrying value approximates market value at December 31, 1999 and 1998. At December 31, 1999, the carrying value of the 1999 Mortgage Loan approximated its fair value, as the interest rate associated with the borrowing approximated current market rates.

     INVESTMENT IN HOTEL PROPERTIES

     Hotel properties are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 27.5-30 years for buildings and improvements and 5 years for furniture, fixtures and equipment.

     The Company periodically reviews the carrying value of each Hotel to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows. In 1999, the Company recorded a writedown of $2,000 for the Holiday Inn Plaza Park (see Note 6). The Company does not believe that there are any factors or circumstances indicating impairment of any of its investments in the remaining twelve Hotels.

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

     DEFERRED FINANCING FEES

     Deferred financing fees are recorded at cost and are amortized over the three-year term of the 1998 Amended Credit Facility and over the ten-year term of the 1999 Mortgage Loan. Accumulated amortization at December 31, 1999 and 1998 was $1,316 and $474, respectively.

     DISTRIBUTIONS

     The Company pays regular quarterly distributions to its shareholders as directed by the Board of Trustees. The Company's ability to pay distributions is dependent on the receipt of distributions from the Operating Partnership.

     REVENUE RECOGNITION

     The Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective Participating Leases. Base and participating rent is recognized based on quarterly thresholds, pursuant to the lease agreements (see Note 10).

     MINORITY INTEREST

     Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. At December 31, 1999, the aggregate partnership interest held by the limited partners in the Operating Partnership was approximately 8.5%. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

     Minority interest in the San Diego Subsidiary Partnership (as defined in Note 4) represents the limited partner's proportionate share of the equity in the San Diego Subsidiary Partnership. Income is allocated to minority interest based on the terms of the partnership agreement.

     INCOME TAXES

     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code"). As a result, the Company generally will not be subject to Federal corporate income tax on that portion of its net income that is currently distributed to shareholders. Accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements.

     For federal income tax purposes, the cash distributions paid to shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. For 1999, 91.1% of the Company's distributions were fully taxable as ordinary income, while 8.9% represented a return of capital. The Company's 1998 distributions were fully taxable as ordinary income.

     EARNINGS PER SHARE

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the effect of in-the-money stock options.


3.   NOTES RECEIVABLE

     The Company provided working capital to the Affiliated Lessee and the other lessees in the aggregate amount of $5,934 in exchange for notes receivable ("Working Capital Notes"). In addition, the Company sold certain furniture, fixtures and equipment to two of its unaffiliated lessees in exchange for notes receivable ("FF&E Notes") of $1,583. Both the Working Capital Notes and the FF&E Notes are payable in monthly installments of interest only. The Working Capital Notes bear interest at either 5.6% or 6% per annum and have terms identical to the terms of the related Participating Lease. The FF&E Notes bear interest at 5.6% and 6.0% per annum and have an initial term of five years unless extended at the Company's option.


4.   ACQUISITION OF HOTEL PROPERTIES

     The Initial Hotels were previously owned by various limited and general partnerships (the "Existing Partnerships"). In conjunction with the IPO and the related formation transactions, the Initial Hotels, except for Radisson Convention Hotel (previously owned by LRP Bloomington Limited

Partnership), were purchased by the Company from their Existing
Partnerships and were accounted for as purchase transactions. LRP Bloomington Limited Partnership, the Existing Partnership that retained the largest number and percentages of voting rights of the Company after the formation transactions, was designated as the predecessor (the
"Predecessor") for accounting purposes. Therefore, the Company recorded a purchase accounting adjustment in order to account for the Radisson Convention Hotel using the historical basis of accounting.

     In June 1998, the Company acquired an interest in the San Diego Princess Resort (the "San Diego Property") through a subsidiary partnership, LHO Mission Bay Hotel, L.P. (the "San Diego Subsidiary Partnership"). The San Diego Subsidiary Partnership is a limited partnership of which the Operating Partnership holds an approximate 95.1% general partnership interest. The 462-room San Diego Property was renamed the San Diego Paradise Point Resort.

     The San Diego Property was acquired for an aggregate purchase price of $73 million funded with proceeds from a borrowing under the Company's 1998 Credit Facility (as defined in Note 7) and from the proceeds of the sale of 112,458 Common Shares to the limited partner of the San Diego Subsidiary Partnership who operates the San Diego Property pursuant to the terms of a participating lease.

     Also in June 1998, the Company acquired a 100% interest in the 270-room Harborside Hyatt Conference Center & Hotel in Boston (the "Boston Property") through an indirect subsidiary, LHO Harborside Hotel, L.L.C. (the "Harborside Subsidiary LLC"). The Harborside Subsidiary LLC is a limited liability company, of which the Operating Partnership is the sole member.

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

     On June 2, 1999, the Company acquired a 100% interest in the 182-room Hotel Viking and the adjacent 12-room inn in Newport, Rhode Island (the "Newport Property") through an indirect subsidiary, LHO Viking Hotel, L.L.C. (the "Viking Subsidiary LLC"). The Viking Subsidiary LLC is a limited liability company, of which the Operating Partnership is the sole member. The Newport Property was acquired from Bellevue Properties Inc. ("Bellevue"), for an aggregate purchase price of $28 million funded with proceeds from a borrowing under the Company's 1998 Amended Credit Facility.

The Newport Property is leased and operated by Viking Hotel Corporation, an affiliate of Bellevue.


5.   INVESTMENT IN HOTEL PROPERTIES

     Investment in hotel properties as of December 31, 1999 and 1998 consists of the following:

                                             December 31,   December 31,
                                                1999           1998
                                            ------------   ------------
      Land . . . . . . . . . . . . . . . .      $ 49,308       $ 46,989
      Buildings and improvements . . . . .       421,134        383,294
      Furniture, fixtures and equipment. .        77,030         58,180
                                                --------       --------
                                                 547,472        488,463
      Accumulated depreciation . . . . . .       (39,036)       (13,666)
      Accumulated depreciation
        (Predecessor). . . . . . . . . . .        (7,245)        (7,245)
                                                --------       --------
                                                $501,191       $467,552
                                                ========       ========

     The Hotels are located in California (3), Florida (2), Louisiana, Massachusetts, Minnesota, Nebraska, New Jersey, New York, Rhode Island and Texas.


6.   REAL ESTATE HELD FOR SALE

     Holiday Inn Plaza Park is being actively marketed for sale by the Company. Accordingly, the asset was classified as held for sale at December 31, 1999 and will no longer be depreciated. Based on initial pricing expectations, the net book value of the asset was reduced by $2,000 to $5,508. There can be no assurance that real estate held for sale will be sold.

     Results of operations for the Holiday Inn Plaza Park are as follows:

                                                             For the
                                                          period from
                                                         April 29, 1998
                                     For the               (inception)
                                     year ended              through
                                 December 31, 1999     December 31, 1998
                                 ------------------    -----------------

Total Revenues . . . . . . . . .         $1,489               $1,079
Total Expenses . . . . . . . . .            420                  259
Income from Operations . . . . .         $1,069               $  820


7.   LONG-TERM DEBT

     CREDIT FACILITY

     In April 1998, the Company obtained a three-year commitment for a $200 million senior unsecured revolving credit facility (the "1998 Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. The Company amended the 1998 Credit Facility on October 30, 1998. Under the Amended and Restated Senior Unsecured Credit Agreement, as amended (the "1998 Amended Credit Facility"), the commitment was increased by an additional $35 million, bringing the total commitment under the facility to $235 million. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, the weighted average interest rate on borrowings under the 1998 Amended Credit Facility was 6.8% and 7.0%, respectively.
The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 1999 or 1998. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 25 basis points. The Company incurred an unused commitment fee of approximately $162 and $93 for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, respectively. The 1998 Amended Credit Facility matures on April 30, 2001 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. At December 31, 1999 and 1998, the Company had outstanding borrowings against the 1998 Credit Facility of $164,900 and $164,700, respectively.

     BONDS PAYABLE

     On June 24, 1998 the Company, through the Harborside Subsidiary LLC, acquired the Boston Property subject to $40,000 of special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). In conjunction with the Massport Bonds, the Company recorded a premium of $3,480, of which $1,571 remains unamortized at December 31, 1999. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the year ended December 31, 1999 and for the period from June 24, 1998 through December 31, 1998 totaled $2,743 and $1,425, respectively. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment. Future principal payments are as follows:

           2000. . . . . . . . . . . . .      $  --
           2001. . . . . . . . . . . . .          400
           2002. . . . . . . . . . . . .          400
           2003. . . . . . . . . . . . .          400
           2004. . . . . . . . . . . . .          500
           Thereafter. . . . . . . . . .       38,300
                                              -------
                                              $40,000
                                              =======

    Under the terms of the Massport Bond Agreement, certain cash reserves are required to be held in trust for payments of interest, credit enhancement fees and ground rent. As of December 31, 1999 and 1998, these reserves totaled $7,311 and $5,979, respectively, and are included in Restricted Cash Reserves.

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

     MORTGAGE LOAN

     On July 29, 1999, the Company, through the newly formed LHO Financing Partnership I, L.P. (the "Financing Partnership") entered into a $46,500 mortgage loan (the "1999 Mortgage Loan"). The Financing Partnership is effectively wholly owned by the Company. The 1999 Mortgage Loan is secured by the Radisson Convention Hotel and Le Meridien Dallas. The loan matures on July 31, 2009 and does not allow for prepayment prior to January 31, 2009, without penalty. The loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the Financing Partnership to hold funds in escrow for the payment of one half year's insurance and real estate taxes. The 1999 Mortgage loan also requires the Financing Partnership to maintain a certain debt service coverage ratio.

     The 1999 Mortgage Loan had a principal balance of $46,306 at December 31, 1999. Future scheduled debt principal payments at December 31, 1999 are as follows (in thousands):

           2000. . . . . . . . . . . . .       $   616
           2001. . . . . . . . . . . . .           667
           2002. . . . . . . . . . . . .           723
           2003. . . . . . . . . . . . .           784
           2004. . . . . . . . . . . . .           850
           Thereafter. . . . . . . . . .        42,666
                                               -------
                                               $46,306
                                               =======


8.   SHAREHOLDERS' EQUITY

     COMMON SHARES OF BENEFICIAL INTEREST

     In connection with the acquisition of the Initial Hotels, the Company issued 912,122 restricted Common Shares to JLL. The Common Shares were valued at $18.00 per share or $16,418. The Company also granted 1,280,569 rights mainly to purchase Common Shares at the exercise price of $18.00 per share in connection with the acquisition of the Initial Hotels. Among the rights which were granted, 457,346 were granted to the Advisor (as defined in Note 11). The Advisor may exercise its rights to purchase Common Shares or Units, at the option of the Company. The Company has recorded these rights in shareholders' equity at their fair value on the date of grant, which was $2,997. All rights have a one year vesting period and a 10 year term. At December 31, 1999, all of the rights were exercisable.

     In connection with the purchase of the San Diego Property (see
Note 4), the sole limited partner in the San Diego Subsidiary Partnership (which is an affiliate of the hotel operator) acquired 112,458 Common Shares, from the Company for a purchase price of $2,000. The purchase and sale of the Common Shares was a condition to the selection of the affiliate of the limited partner as operator of the San Diego Property, and the Common Shares have been pledged to the Operating Partnership to secure the limited partner's obligations under the related Participating Lease.

     On February 22, 1999, the Company issued 4,995 Common Shares to the Board of Trustees for their 1998 Compensation. The annual fee paid to the Board of Trustees is paid 50% in cash and 50% in Common Shares. Each trustee may elect to receive Common Shares in lieu of receiving 50% of their annual fee in cash.

     On March 4, 1999, pursuant to the advisory agreement, the Company issued 10,988 Common Shares to the Advisor for the incentive portion of the 1998 advisory fee, in lieu of the $155, which would have otherwise been due to the Advisor.

     On May 13, 1999, the Company's registration statement on Form S-3 under the Securities Act of 1933 (the "Securities Act"), as amended, registering $200,000 of Common Shares, Common Share Warrants, Preferred Shares of Beneficial Interest (the "Preferred Shares") and Depository Shares representing Preferred Shares was declared effective.

     As of December 31, 1999, the Company has reserved 1,500,000 Common Shares for future issuance under the 1998 SIP (as defined in Note 12). The Company has also reserved a total of 1,280,569 Common Shares for future issuance pursuant to rights which have been issued and 1,559,234 Common Shares for issuance upon the conversion of the Units, both of which were issued in connection with the IPO, the acquisition of the Initial Hotels and the formation of the Company.

     During 1999, the Company granted options to the Advisor under the 1998 SIP. In conjunction with this grant, the Company recorded an expense of $12 for the year ended December 31, 1999, which is included in Advisory Fee in the income statement. These options vested on January 18, 2000.

     OPERATING PARTNERSHIP UNITS

     The outstanding Units are redeemable at the option of the holder for a like number of Common Shares of the Company or, at the option of the Company, for the cash equivalent thereof.

     On August 24, 1999 and November 29, 1999, 180,636 and 1,441,853 Units
were converted to Common Shares, respectively. At December 31, 1999, 1,559,234 Units were outstanding.


9.   EARNINGS PER SHARE

     The Company's basic and diluted earnings per share for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 was $0.91 and $0.80, respectively. There was no adjustment to either the weighted average number of common shares outstanding or the reported amounts of income in computing diluted earnings per share because the unexercised stock options were anti-dilutive. The weighted average number of common shares used in determining basic and diluted earnings per share was 15,432,667 and 15,209,555 for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, respectively.

     The outstanding limited partners' units in the Operating Partnership have been excluded from the diluted earnings per share calculation as there would be no effect on the amount since the minority interests' share of income would also be added back to net income.


10.  PARTICIPATING LEASES

     The Participating Leases have noncancelable terms ranging from six to 11 years (from commencement), subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Participating Lease is the greater of base rent, as defined, or participating rent. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI") published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating Lease revenues for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 were $76,843 and $46,464, of which $25,271 and $15,256 was in excess of base rent, respectively.

     Future minimum rentals (without reflecting future CPI increases) to be received by the Company pursuant to the Participating Leases for each of the years in the period 2000 to 2004 and in total thereafter are as follows:

                  2000 . . . . . . . . . . . . . . . .   $ 53,998
                  2001 . . . . . . . . . . . . . . . .     53,998
                  2002 . . . . . . . . . . . . . . . .     53,998
                  2003 . . . . . . . . . . . . . . . .     54,246
                  2004 . . . . . . . . . . . . . . . .     53,992
                  Thereafter . . . . . . . . . . . . .    188,869

11.  ADVISORY AGREEMENT

     Upon completion of the IPO, the Company entered into an advisory agreement (the "Advisory Agreement") with LaSalle Hotel Advisors, Inc. (the "Advisor"), a wholly owned subsidiary of JLL, to provide acquisition, investment management, advisory and administrative services for the Company. The initial term of the Advisory Agreement extends through December 31, 1999, subject to successive, automatic one year renewals unless terminated according to the terms of the Advisory Agreement. The Company may terminate the Advisory Agreement without termination fees or penalties upon notice given at least 180 days prior to the end of the then current term of the Advisory Agreement. The Company's Board of Trustees approved the renewal of the Advisory Agreement for 2000.

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


12.  SHARE OPTION AND INCENTIVE PLAN

     In April 1998, the Board of Trustees adopted and the then current shareholder, approved the Share Option and Incentive Plan (the "1998 SIP") which is currently administered by the Compensation, Contract and Governance Committee (the "Compensation Committee") of the Board of Trustees. The Advisor and its employees and the Hotel Operators and their employees generally are eligible to participate in the 1998 SIP. Independent Trustees continuing in office after an annual meeting of shareholders of the Company receive automatic annual grants of options to purchase 1,000 Common Shares at a per share exercise price equal to fair market value of a Common Share on the date of the meeting.

     The 1998 SIP authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code; (ii) the grant of share options that do not so qualify; (iii) the grant of share options in lieu of cash Trustees' fees; (iv) grants of Common Shares in lieu of cash compensation; and (v) the making of loans to acquire Common Shares in lieu of compensation. The exercise price of share options is determined by the Compensation Committee, but may not be less than 100% of the fair market value of the Common Shares on the date of grant. Options under the plan vest over a period determined by the Compensation Committee, which is generally a three year period. The duration of each option is also determined by the Compensation Committee, however, the duration of each option shall not exceed 10 years from date of grant.

     On May 19, 1999, the common shareholders approved an amendment to the 1998 SIP, increasing the number of Common Shares authorized for issuance under the SIP from 757,000 to 1,500,000. Accordingly, at December 31, 1999 and 1998, 1,500,000 and 757,000 shares were authorized for issuance under the 1998 SIP, respectively.

     Stock option transactions are summarized as follows:

                                        1999                 1998
                                  -----------------    ----------------
                                           Weighted            Weighted
                                           Average             Average
                                           Exercise            Exercise
                                   Shares   Price      Shares   Price
                                  -------  --------    ------  --------

Outstanding at
 beginning of the year . . .       81,000  $  16.22      --    $    --
Options granted. . . . . . .      310,700     13.20    81,000     16.22
Options forfeited. . . . . .      (11,500)    13.25
                                  -------              ------
Outstanding at
 end of year . . . . . . . .      380,200              81,000
                                  =======              ======
Exercisable at
 end of the year . . . . . .       43,667               --
Available for future grant
 at year end . . . . . . . .    1,114,805             676,000

Weighted average per share
 fair value of options
 granted during the year . .    $    1.55            $    .94


                       Options Outstanding          Options Exercisable
               ---------------------------------  ----------------------
                  Number   Weighted    Weighted       Number    Weighted
Range of        Outstand-  Average      Average     Outstand-   Average
Exercise          ing at   Remaining    Exercise      ing at    Exercise
 Prices          12/31/99   Life        Price        12/31/99    Price
-------------   ---------  ---------   ---------   -----------  --------

$13.19-$18.00     380,200  6.2 years     $13.84        43,667    $16.90

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                1999        1998
                                               ------      ------
      Expected Life. . . . . . . . . . . .        7.2         7.9
      Expected Volatility. . . . . . . . .      32.0%       13.4%
      Risk-free Interest Rate. . . . . . .       4.8%        4.7%
      Dividend Yield . . . . . . . . . . .      10.9%        9.3%

     PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

     The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 SIP. Accordingly, no compensation costs have been recognized, except $12 for the options granted to the Advisor during 1999, which were accounted for under the method required by Statement of Financial Accounting Standards ("SFAS") No. 123. Had compensation cost for all of the options granted under the Company's 1998 SIP been determined in accordance with the method required by SFAS
No. 123, the Company's net income and net income per common share for 1999 and 1998 would approximate the pro forma amounts below (in thousands, except per share data).

                                   1999                    1998
                         ----------------------  -----------------------
                         As Reported  Pro Forma  As Reported   Pro Forma
                         -----------  ---------  -----------   ---------

  Net income . . . . . .    $13,989     $13,886     $12,233     $12,229
                            =======     =======     =======     =======
  Net income per
    common share . . . .    $   .91     $   .90     $   .80     $   .80
                            =======     =======     =======     =======


13.  AFFILIATED LESSEE

     A significant portion of the Company's participating lease revenue is derived from the Participating Leases with the Affiliated Lessee. Certain condensed financial information, related to the Affiliated Lessee's financial statements, is as follows:

                                             December 31,   December 31,
                                                1999           1998
                                             ------------   ------------

Balance Sheet Information:
  Cash and cash equivalents. . . . . . . .     $   5,494      $   3,742
  Due from LaSalle Hotel Properties. . . .            30            614
  Total assets . . . . . . . . . . . . . .        11,176          9,580
  Notes payable to LaSalle Hotel
    Properties . . . . . . . . . . . . . .         3,900          1,500
  Total liabilities. . . . . . . . . . . .        10,777          9,814
  Stockholders' equity (deficit) . . . . .           399           (234)
  Total liabilities and stockholders'
    equity (deficit) . . . . . . . . . . .        11,176          9,580


                                                              For the
                                                            period from
                                                           April 29, 1998
                                                For the      (inception)
                                              year ended      through
                                              December 31,  December 31,
                                                 1999           1998
                                              ------------ --------------

Statement of Operations Information:
  Total revenues . . . . . . . . . . . . . . .    $100,700      $ 66,335
  Participating lease expense. . . . . . . . .      28,290        19,436
  Net income (loss). . . . . . . . . . . . . .         633          (659)


     At December 31, 1999 and 1998, the Company owed the Affiliated Lessee $30 and $614, respectively, for reimbursement of capital improvements, which were paid by the Affiliated Lessee.

14.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                              For the
                                                            period from
                                                           April 29, 1998
                                                For the      (inception)
                                              year ended      through
                                              December 31,  December 31,
                                                 1999           1998
                                              ------------ --------------

Interest paid, net of capitalized interest . .    $ 17,652      $  7,325
                                                  ========      ========
Interest capitalized . . . . . . . . . . . . .    $    174      $     57
                                                  ========      ========
Supplemental schedule of noncash investing
 and financing activities:
  Advances to Affiliated Lessee converted
    to notes receivable. . . . . . . . . . . .    $  2,400      $   --
                                                  ========      ========
  Distributions payable. . . . . . . . . . . .    $  7,000      $  6,902
                                                  ========      ========
Exchange of Units for Common Shares:
  Minority interest. . . . . . . . . . . . . .    $(23,847)     $   --
  Common stock . . . . . . . . . . . . . . . .          16          --
  Additional paid in capital . . . . . . . . .      23,831          --
                                                  --------      --------
                                                  $   --        $   --
                                                  ========      ========

In conjunction with the hotel acquisitions,
 the Company assumed the following assets
 and liabilities:
  Purchase of real estate. . . . . . . . . . .    $ 28,052      $470,859
  Adjustment required to reflect
    predecessor's basis. . . . . . . . . . . .       --           33,012
  Note receivable. . . . . . . . . . . . . . .         167         --
  Other assets purchased . . . . . . . . . . .          14         --
  Liabilities, net of other assets . . . . . .       --           (3,455)
  Bonds payable. . . . . . . . . . . . . . . .       --          (43,480)
  Issuance of shares/units . . . . . . . . . .       --          (76,686)
                                                  --------      --------
  Acquisitions of hotel properties . . . . . .    $ 28,233      $380,250
                                                  ========      ========


15.  COMMITMENTS AND CONTINGENCIES

     Three of the Hotels are subject to ground leases under noncancelable operating leases with terms ranging out to May 2081. Total lease expense for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 was $3,351 and $1,886, respectively. Future minimum lease payments are as follows:

                 2000. . . . . . . . . . . . . . . . .   $  2,165
                 2001. . . . . . . . . . . . . . . . .      2,165
                 2002. . . . . . . . . . . . . . . . .      2,165
                 2003. . . . . . . . . . . . . . . . .      2,165
                 2004. . . . . . . . . . . . . . . . .      2,165
                 Thereafter. . . . . . . . . . . . . .     93,458
                                                         --------
                                                         $104,283
                                                         ========

     The Company is obligated to make funds available to the Hotels for capital expenditures (the "Reserve Funds"), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds range from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $9,496 at December 31, 1999, of which $4,609 is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $8,103 have been issued for renovations at the Hotels.

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


16.  RELATED PARTY TRANSACTIONS

     At December 31, 1999 and 1998, the Company had a payable to JLL of $1,123 and $886, respectively, primarily for the advisory fee. For the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, the total advisory fee was $3,670 and $2,134, of which $412 and $155 represented the incentive portion of the advisory fee, respectively.

     At December 31, 1998, the Company had a receivable of $3,160 in conjunction with the final settlement of the hotel acquisitions. The receivable was classified in other assets on the consolidated balance sheet and was collected in its entirety subsequent to December 31, 1998.


17.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The pro forma financial information set forth below is presented as if
(i) the Initial Offering and the related formation transactions and (ii) the acquisitions of the hotels discussed in Note 4 had been consummated and leased as of January 1, 1998. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Initial Offering and the related formation transactions and the acquisitions had been consummated and all the Hotels had been leased as of January 1, 1998, nor does it purport to represent the results of operations for future periods.

                                                        For the
                                                       Year Ended
                                                      December 31,
                                                 ----------------------
                                                     1999       1998
                                                  ---------- ----------
Total revenues . . . . . . . . . . . . . . . . .  $   78,137 $   75,598
                                                  ---------- ----------
Depreciation . . . . . . . . . . . . . . . . . .      25,786     22,384
Real estate and personal property taxes and
  insurance. . . . . . . . . . . . . . . . . . .       8,271      7,746
General and administrative . . . . . . . . . . .       1,342        707
Interest expense . . . . . . . . . . . . . . . .      16,902     16,222
Amortization of deferred financing costs . . . .         992        783
Advisory fees. . . . . . . . . . . . . . . . . .       3,676      3,839
Ground rent. . . . . . . . . . . . . . . . . . .       3,351      3,155
Other expense. . . . . . . . . . . . . . . . . .         140      --
                                                  ---------- ----------
Income before Minority Interest and
 writedown of property held for sale . . . . . .      17,677     20,762
Writedown of property held for sale. . . . . . .       2,000      --
Income before minority interest. . . . . . . . .      15,677     20,762
Minority interest. . . . . . . . . . . . . . . .       2,541      3,613
                                                  ---------- ----------
Net income applicable to common shareholders . .  $   13,136 $   17,149
                                                  ========== ==========
Net income applicable to common shareholders
  per share - basic and diluted. . . . . . . . .  $      .85 $     1.03
                                                  ========== ==========
Weighted average number of common
  shares outstanding - basic and diluted . . . .  15,432,667 15,224,580
                                                  ========== ==========


18.  PREDECESSOR INFORMATION

     Pursuant to SEC regulations which require the presentation of predecessor financial information for corresponding periods of the preceding year, the following information represents condensed statements of operations and cash flow information of LRP Bloomington Limited Partnership, which is considered to be the predecessor of the Company, for the years ended December 31, 1997 and for the period from January 1, 1998 through April 28, 1998.

             LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)

                         STATEMENTS OF OPERATIONS
                       (Dollar Amounts in Thousands)



                                        For the
                                     period from
                                   January 1, 1998       For the year
                                       through              ended
                                    April 28, 1998     December 31, 1997
                                   ----------------    -----------------

REVENUES
Rooms. . . . . . . . . . . . . . .        $  4,285             $ 13,863
Food & beverage. . . . . . . . . .           3,459               10,214
Telephone. . . . . . . . . . . . .             124                  491
Other. . . . . . . . . . . . . . .             537                1,649
                                          --------             --------
     Total Revenue . . . . . . . .           8,405               26,217
                                          --------             --------

EXPENSES
Departmental expenses:
  Rooms. . . . . . . . . . . . . .           1,096                3,524
  Food & beverage. . . . . . . . .           2,379                7,198
  Telephone. . . . . . . . . . . .              88                  298
  Other operating departments. . .             307                1,017
General & administrative . . . . .             571                1,674
Sales and marketing. . . . . . . .             435                1,352
Real estate and personal
  property taxes . . . . . . . . .             405                1,240
Property operations and
  management . . . . . . . . . . .             400                1,154
Management fees. . . . . . . . . .             336                1,111
Energy . . . . . . . . . . . . . .             292                  808
Insurance. . . . . . . . . . . . .              71                  132
Other fixed expenses . . . . . . .              73                  247
Interest expense . . . . . . . . .             833                2,658
Depreciation and amortization. . .           1,196                3,123
Advisory fees. . . . . . . . . . .              53                  159
                                          --------             --------
     Total Expenses. . . . . . . .           8,535               25,695
                                          --------             --------
Net Loss (Income). . . . . . . . .        $   (130)            $    522
                                          ========             ========

             LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)

                          STATEMENT OF CASH FLOWS
                 (Unaudited, Dollar Amounts in Thousands)



                                        For the
                                     period from
                                   January 1, 1998       For the year
                                       through              ended
                                    April 28, 1998     December 31, 1997
                                   ----------------    -----------------
Cash flows from operating
 activities:
  Net (loss) income. . . . . . . .        $   (130)            $    522
  Adjustments to reconcile net
   (loss) income to net cash
   provided by operating
   activities:
    Depreciation and
      amortization . . . . . . . .           1,196                3,123
   Changes in assets and
    liabilities:
     Guest and trade receivables,
       net . . . . . . . . . . . .            (284)                 175
     Inventories . . . . . . . . .               8                   45
     Prepaid expenses. . . . . . .            (367)                 358
     Accounts payable. . . . . . .            (133)                   4
     Accrued expenses and
       other liabilities . . . . .             515                   90
                                          --------             --------
        Net cash provided by
          operating activities . .             805                4,317
                                           -------             --------

Cash flows from investing
 activities:
  Funding of restricted cash
    reserves . . . . . . . . . . .           --                  (1,010)
  Proceeds from restricted
    cash reserves. . . . . . . . .             148                1,736
  Capital expenditures . . . . . .            (611)              (1,736)
                                          --------             --------
       Net cash used in
         investing activities. . .            (463)              (1,010)
                                          --------             --------

Cash flows from financing
 activities:
  Partner's distributions. . . . .           --                  (1,151)
  Principal payments on
    long-term debt . . . . . . . .            (145)                (758)
                                          --------             --------
       Net cash used in
         financing activities. . .            (145)              (1,909)
                                          --------             --------

Increase in cash and
 cash equivalents. . . . . . . . .             197                1,398
  Cash and cash equivalents,
    beginning of period. . . . . .           1,744                  346
                                          --------             --------
  Cash and cash equivalents,
    end of period. . . . . . . . .        $  1,941             $  1,744
                                          ========             ========

Cash paid for interest . . . . . .        $    833             $  2,658
                                          ========             ========

19.  SUBSEQUENT EVENTS

     On January 14, 2000, the Company paid its regular fourth quarter distribution of $0.38 per share/unit on its Common Shares and Units.

     On January 25, 2000, the Company entered into a joint venture arrangement (the "Chicago 540 Hotel Venture") with an institutional investor to acquire the 1,176-room Chicago Marriott Downtown (the "Chicago Property") in Chicago, Illinois. The Company, through the Operating Partnership, owns a 9.9% equity interest in the Chicago 540 Hotel Venture. The Company will receive an annual preferred return in addition to its pro rata share of annual cash flow. The Company will also have the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. The Chicago Property was leased to Chicago 540 Lessee, Inc., in which the Company also owns a 9.9% equity interest. The institutional investor owns a 90.1% controlling interest in both the Chicago 540 Hotel Venture and Chicago 540 Lessee, Inc.

Marriott International continues to operate and manage the Chicago
Property.


20.  QUARTERLY OPERATING RESULTS (UNAUDITED)

     The Company's unaudited consolidated quarterly operating data for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 follows (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

                                  Year Ended December 31, 1999
                         ----------------------------------------------
                            First      Second       Third      Fourth
                           Quarter     Quarter     Quarter     Quarter
                         ----------  ----------  ----------  ----------

Total Revenues . . . . . $   16,212  $   20,644  $   23,576  $   17,522
Total Expenses . . . . .     13,704      15,410      17,377      17,474
                         ----------  ----------  ----------  ----------
Net Income . . . . . . . $    2,508  $    5,234  $    6,199  $       48
                         ==========  ==========  ==========  ==========

Net Income Applicable
 to Common Shareholders
 per Weighted Average
 Common Shares Out-
 standing:
  Basic. . . . . . . . . $     0.16  $     0.34  $     0.40   $   --
                         ==========  ==========  ==========  ==========
  Diluted. . . . . . . . $     0.16  $     0.34  $     0.40   $   --
                         ==========  ==========  ==========  ==========

Weighted Average
 Number of Common
 Shares outstanding:
  Basic. . . . . . . . . 15,230,052  15,240,563  15,315,174  15,938,385
                         ==========  ==========  ==========  ==========
  Diluted. . . . . . . . 15,230,052  15,260,923  15,340,057  15,938,385
                         ==========  ==========  ==========  ==========

                             For the
                           period from
                          April 29, 1998
                           (inception)      For the 1998 Quarters Ended
                             through       -----------------------------
                           June 30, 1998   September 30,    December 31,
                           -------------   -------------    ------------

Total Revenues . . . . .     $   11,727      $   19,820      $   15,446
Total Expenses . . . . .          6,922          14,517          13,321
                             ----------      ----------      ----------
Net Income . . . . . . .     $    4,805      $    5,303      $    2,125
                             ==========      ==========      ==========
Net Income Applicable
 to Common Share-
 holders per Weighted
 Average Common
 Share Outstanding:
  Basic. . . . . . . . .     $     0.32      $     0.35      $     0.14
                             ==========      ==========      ==========
  Diluted. . . . . . . .     $     0.32      $     0.35      $     0.14
                             ==========      ==========      ==========

Weighted Average
 number of Common
 Shares Outstanding:
  Basic. . . . . . . . .     15,165,673      15,224,580      15,224,580
                             ==========      ==========      ==========
  Diluted. . . . . . . .     15,165,673      15,224,580      15,224,580
                             ==========      ==========      ==========

                                             LASALLE HOTEL PROPERTIES

                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              As of December 31, 1999

                                                            Costs Capitalized
                                                              Subsequent to             Gross Amounts at Which
                               Initial Cost                   Acquisition            Carried At Close of Period
                         ---------------------------  ----------------------------   ---------------------------
                                  Building                      Building                      Building
                                    and                           and                           and
                                  Improve-                      Improve-                      Improve-
                          Land      ments     FF&E      Land      ments     FF&E      Land      ments     FF&E
                        --------  --------  --------  --------  --------  --------  --------  --------  ---------
Radisson Convention
 Hotel . . . . . . . .   $ 8,172   $11,258   $13,811   $  --     $ 1,506   $ 4,000   $ 8,172  $ 12,764   $17,811
Le Meridien
 New Orleans . . . . .     --       60,062     6,554      --         278     2,345      --      60,340     8,899
Le Meridien
 Dallas. . . . . . . .     2,452    20,847     2,166      --         157     2,661     2,452    21,004     4,827
Marriott Seaview
 Resort. . . . . . . .     7,415    40,337     2,339       182       998     6,647     7,597    41,335     8,986
Holiday Inn
 Beachside Resort. . .     5,505    14,702     1,901      --         287       651     5,505    14,989     2,552
San Diego
 Paradise Point. . . .     --       69,639     3,665      --       7,347     5,038      --      76,986     8,703
LaGuardia Airport
 Marriott. . . . . . .     8,127    32,139     3,976      --         616     1,231     8,127    32,755     5,207
Omaha Marriott
 Hotel . . . . . . . .     4,268    22,405     3,086      --         395       955     4,268    22,800     4,041
Radisson Hotel
 Tampa . . . . . . . .     4,383    20,223     2,166      --         642     3,332     4,383    20,865     5,498
Holiday Inn
 Plaza Park. . . . . .     1,663     5,335       396      --         210       391     1,663     5,545       787
Le Montrose
 All Suite Hotel . . .     5,004    19,752     2,951      --         236       693     5,004    19,988     3,644
Harborside Hyatt
 Conference Center
 & Hotel . . . . . . .     --       66,159     5,246      --         523       410      --      66,682     5,656
Hotel Viking . . . . .     2,504    25,183       365        76     1,295       214     2,580    26,478       579
                        --------  --------  --------  --------   -------   -------   -------  --------   -------

Totals . . . . . . . .  $ 49,493  $408,041  $ 48,622  $    258   $14,490   $28,568   $49,751  $422,531   $77,190
                        ========  ========  ========  ========   =======   =======   =======  ========   =======


                                             LASALLE HOTEL PROPERTIES

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                              As of December 31, 1999


                                                                                                 Life On Which
                                                                   Date of                       Depreciation In
                        Write-      Accumulated         Net        Original        Date of      Income Statement
                       down (a)     Depreciation     Book Value   Construction    Acquisition     is Computed
                       --------     ------------     ----------   ------------    -----------   ----------------
Radisson Conven-
 tion Hotel. . . . .    $  --            $10,223       $ 28,524        1969         12/01/95        5 - 30 years
Le Meridien
 New Orleans . . . .       --              5,946         63,293        1984         04/29/98        5 - 30 years
Le Meridien
 Dallas. . . . . . .       --              2,482         25,801        1980         04/29/98        5 - 30 years
Marriott Seaview
 Resort. . . . . . .       --              4,268         53,650        1912         04/29/98        5 - 30 years
Holiday Inn
 Beachside Resort. .       --              1,572         21,474        1960         04/29/98        5 - 30 years
San Diego
 Paradise Point. . .       --              5,703         79,986        1962         06/01/98        5 - 30 years
LaGuardia Airport
 Marriott. . . . . .       --              3,328         42,761        1981         05/01/98        5 - 30 years
Omaha Marriott
 Hotel . . . . . . .       --              2,474         28,635        1982         04/29/98        5 - 30 years
Radisson Hotel
 Tampa . . . . . . .       --              2,194         28,552        1987         04/29/98        5 - 30 years
Holiday Inn
 Plaza Park. . . . .      2,000              487          5,508        1976         04/29/98        5 - 30 years
Le Montrose
 All Suite Hotel . .       --              2,148         26,488        1976         04/29/98        5 - 30 years
Harborside Hyatt
 Conference Center
 & Hotel . . . . . .       --              4,917         67,421        1993         06/24/98        5 - 30 years
Hotel Viking . . . .       --                539         29,098        1850         06/02/99        5 - 30 years
                        -------          -------       --------

Totals . . . . . . .    $ 2,000          $46,281       $501,191
                        =======          =======       ========


(a)  In 1999, the Company recorded a $2,000 writedown on Holiday Inn Plaza Park, which was held for sale at December 31, 1999.  See Note 6 in Notes to Consolidated Financial Statements.


                         LASALLE HOTEL PROPERTIES

                          As of December 31, 1999



     Reconciliation of real estate and accumulated depreciation:

     Reconciliation of Real Estate:

     Balance at April 29, 1998 . . . . . . . . . . . . . .    $ 33,241
       Acquisitions of hotel properties. . . . . . . . . .     444,863
       Improvements and additions to hotel properties. . .      10,359
                                                              --------
     Balance at December 31, 1998. . . . . . . . . . . . .     488,463

     Acquisition of hotel. . . . . . . . . . . . . . . . .      28,052
     Improvements and additions to hotel properties. . . .      30,957
                                                              --------
     Balance at December 31, 1999. . . . . . . . . . . . .    $547,472
                                                              ========

     Reconciliation of Accumulated Depreciation:

     Balance at April 29, 1998 . . . . . . . . . . . . . .    $  7,245
       Depreciation. . . . . . . . . . . . . . . . . . . .      13,666
                                                              --------
     Balance at December 31, 1998. . . . . . . . . . . . .      20,911
       Depreciation. . . . . . . . . . . . . . . . . . . .      25,370
                                                              --------
     Balance at December 31, 1999. . . . . . . . . . . . .    $ 46,281
                                                              ========

                       INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
LaSalle Hotel Lessee, Inc.

     We have audited the accompanying balance sheets of LaSalle Hotel Lessee, Inc. (the Company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Lessee, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.





                                        KPMG LLP


Chicago, Illinois
March 1, 2000

                        LASALLE HOTEL LESSEE, INC.

                              BALANCE SHEETS
                          (Dollars in Thousands)



                                           December 31,    December 31,
                                               1999            1998
                                           ------------    ------------

ASSETS
  Cash and cash equivalents. . . . . . .       $  5,494       $   3,742
  Accounts receivable - trade,
   net of allowance for doubtful
   accounts of $108 and $102,
   respectively. . . . . . . . . . . . .          3,689           3,804
  Note receivable - LPI Charities. . . .          --                201
  Inventories. . . . . . . . . . . . . .            789             742
  Prepaid expenses and other assets. . .          1,174             477
  Due from LaSalle Hotel Properties. . .             30             614
                                               --------        --------
     Total assets. . . . . . . . . . . .       $ 11,176        $  9,580
                                               ========        ========

LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)
  Due to LaSalle Hotel Properties. . . .       $  1,675        $   --
  Accounts payable
    Trade. . . . . . . . . . . . . . . .          1,254           1,633
    Advance deposits . . . . . . . . . .          1,368           1,035
  Accrued expenses
    Accrued sales, use and
      occupancy taxes. . . . . . . . . .            542             610
    Other accrued liabilities. . . . . .          2,038           5,036
  Notes Payable to LaSalle Hotel
    Properties . . . . . . . . . . . . .          3,900           1,500
                                               --------        --------
        Total liabilities. . . . . . . .         10,777           9,814
                                               --------        --------
  Stockholders' equity (deficit)
    Common stock . . . . . . . . . . . .          --              --
    Additional paid-in capital . . . . .            425             425
    Retained deficit . . . . . . . . . .            (26)           (659)
                                               --------        --------
        Total stockholders' equity
          (deficit). . . . . . . . . . .            399            (234)
                                               --------        --------
        Total liabilities and
          stockholders' equity
          (deficit). . . . . . . . . . .       $ 11,176        $  9,580
                                               ========        ========















                  The accompanying notes are an integral
                    part of these financial statements.

                        LASALLE HOTEL LESSEE, INC.

                         STATEMENTS OF OPERATIONS
                          (Dollars in Thousands)



                                                             For the
                                                          period from
                                         For the         April 29, 1998
                                       year ended          (inception)
                                      December 31,           through
                                          1999         December 31, 1998
                                      ------------     -----------------
REVENUES
  Room revenue . . . . . . . . . . .      $ 57,515             $ 36,643
  Telephone revenue. . . . . . . . .         1,874                1,124
  Food and beverage revenue. . . . .        31,855               20,897
  Golf revenue . . . . . . . . . . .         6,422                5,680
  Other revenue. . . . . . . . . . .         2,920                1,949
  Interest income. . . . . . . . . .           114                   42
                                          --------             --------
        Total revenues . . . . . . .       100,700               66,335
                                          --------             --------

EXPENSES
  Departmental expenses of hotels
    Rooms. . . . . . . . . . . . . .        13,373                8,736
    Telephone. . . . . . . . . . . .         1,057                  607
    Food and beverage. . . . . . . .        23,550               15,640
    Golf . . . . . . . . . . . . . .         3,952                3,231
    Other. . . . . . . . . . . . . .         1,670                1,212
  Repairs and maintenance. . . . . .         4,097                2,577
  Utilities. . . . . . . . . . . . .         2,444                1,618
  Sales and marketing. . . . . . . .         5,564                3,384
  General and administrative . . . .         7,367                4,940
  Insurance. . . . . . . . . . . . .           730                  360
  Management and incentive fees. . .         7,397                4,975
  Participation rent . . . . . . . .        28,290               19,436
  Interest on notes payable. . . . .           228                   54
  Other expenses . . . . . . . . . .           373                  224
                                          --------             --------
          Total expenses . . . . . .       100,092               66,994
                                          --------             --------
  Net income (loss) before
    taxes. . . . . . . . . . . . . .           608                 (659)

Income tax (provision) benefit . . .            25                --
                                          --------             --------
          Net income (loss). . . . .      $    633             $   (659)
                                          ========             ========
















                  The accompanying notes are an integral
                    part of these financial statements.

                        LASALLE HOTEL LESSEE, INC.

               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                          (Dollars in Thousands)





                                     APIC -
                        Common       Common      Retained
                        Stock        Stock       Deficit        Total
                     ----------   ----------    ----------    ---------

Initial proceeds
 from stock
 issuance. . . . .   $    --      $      425    $    --       $     425

Net loss . . . . .        --           --             (659)        (659)
                     ----------   ----------    ----------    ---------

Balance at
 December 31,
 1998. . . . . . .        --             425          (659)        (234)

Net income . . . .        --           --              633          633
                     ----------   ----------    ----------    ---------

Balance at
 December 31,
 1999. . . . . . .   $    --      $      425    $      (26)   $     399
                     ==========   ==========    ==========    =========


































                  The accompanying notes are an integral
                    part of these financial statements.

                        LASALLE HOTEL LESSEE, INC.

                         STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)



                                                             For the
                                                          period from
                                        For the          April 29, 1998
                                       year ended          (inception)
                                      December 31,           through
                                          1999         December 31, 1998
                                      ------------     -----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss). . . . . . . . .      $    633             $   (659)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used in)
   operating activities:
    Bad debts. . . . . . . . . . . .            86                   94
    Changes in operating assets
     and liabilities
      Accounts receivable. . . . . .            30               (3,656)
      Inventories. . . . . . . . . .           (48)                (663)
      Prepaid expenses and
        other assets . . . . . . . .          (105)                (721)
      Accounts payable and
        accrued expenses . . . . . .           963                2,642
                                          --------             --------
        Net cash provided by
          (used in) operating
          activities . . . . . . . .         1,559               (2,963)
                                          --------             --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Proceeds from notes payable. . . .         --                   1,500
  Capital contributions. . . . . . .           193                  232
  Proceeds from prorations . . . . .         --                   2,568
  Advances from LaSalle
    Hotel Properties . . . . . . . .         --                   2,405
                                          --------             --------
        Net cash provided by
          financing activities . . .           193                6,705
                                          --------             --------
Increase in cash and
  cash equivalents . . . . . . . . .         1,752                3,742
Cash and cash equivalents
  at beginning of period . . . . . .         3,742                 --
                                          --------             --------
Cash and cash equivalents
  at end of period . . . . . . . . .      $  5,494             $  3,742
                                          ========             ========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOWS:
  Cash paid for interest . . . . . .      $    213             $     54
                                          ========             ========
  Advances from the Company
    converted to notes payable . . .      $  2,400             $   --
                                          ========             ========





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

     The owners capitalized the Affiliated Lessee with cash contributions totaling $425, which were received during 1999 and 1998. In connection with the formation of the Affiliated Lessee and the subsequent lease of the Boston Property, the Affiliated Lessee assumed certain assets and liabilities of the four hotels. The net liability totaling $2,568 was paid to the Affiliated Lessee by the Company. All four hotels (the "hotels") are leased under participating leases ("Participating Leases") which provide for rent based on hotel revenues and are managed by independent hotel operators (the "Operators").

     The following hotels are leased to the Affiliated Lessee by the
Company:

PROPERTY NAME                             LOCATION
-------------                             --------

LaGuardia Airport Marriott                New York, NY
Omaha Marriott Hotel                      Omaha, NE
Marriott Seaview Resort                   Absecon, NJ (Atlantic City)
Harborside Hyatt
 Conference Center and Hotel              Boston, MA


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The Affiliated Lessee is operated on a calendar year basis. However, the Marriott hotels are operated on a fiscal year basis. The Marriott fiscal year ends on the Friday closest to December 31. The 1999 and 1998 fiscal years for Marriott ended on December 31, 1999 and January 1, 1999, respectively. Both Marriott fiscal years are reflected in the accompanying financial statements.

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

                        LASALLE HOTEL LESSEE, INC.

                       NOTES TO FINANCIAL STATEMENTS
                          (Dollars in thousands)


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


3.   PARTICIPATING LEASES

     The Participating Leases are operating leases with noncancelable terms of 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Participating Lease is the greater of base rent, as defined, or participating rent. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the applicable Consumer Price Index ("CPI"). Participating Lease expense for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 was $28,290 and $19,436 of which approximately $9,923 and $7,125 was in excess of base rent, respectively.

     Future minimum rentals (without reflecting future CPI increases) to be paid by the Affiliated Lessee pursuant to the Participating Leases for the years 2000 to 2004 and in total thereafter are as follows:

                  2000 . . . . . . . $ 19,109
                  2001 . . . . . . .   19,109
                  2002 . . . . . . .   19,109
                  2003 . . . . . . .   19,109
                  2004 . . . . . . .   19,109
                  Thereafter . . . .   64,239
                                     --------
                    Total. . . . . . $159,784
                                     ========

                        LASALLE HOTEL LESSEE, INC.

                       NOTES TO FINANCIAL STATEMENTS
                          (Dollars in thousands)


     Other than real estate and personal property taxes, ground rent, casualty insurance and capital improvements which are obligations of the Company, the Percentage Leases require the Affiliated Lessee to pay rent, liability insurance premiums, all costs, expenses, utilities and other charges incurred in the operation of the leased hotels. At December 31, 1999 and 1998, the Affiliated Lessee had an outstanding receivable of $30 and $614, respectively, from the Company for the reimbursement of capital improvements, which were paid by the Affiliated Lessee.

     The Affiliated Lessee is required to indemnify the Company against all liabilities, costs and expenses incurred by or asserted against the Company in the normal course of operating the hotels.


4.   ADVISORY AGREEMENT

     On April 29, 1998, the Affiliated Lessee entered into an advisory agreement (the "Advisory Agreement") with LaSalle Hotel Advisors, Inc. (the "Advisor"), a wholly owned subsidiary of JLL, to provide all management, administrative and accounting services for the Affiliated Lessee. The Advisory Agreement will remain in effect until either party gives notice of termination. The Advisory Agreement provides for an annual fee, prorated for any partial year the Advisory Agreement is in effect. The advisory fee increases 2% annually and will also increase by $2,500 with each additional hotel leased by the Company to the Affiliated Lessee.

     The advisory fee for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 was $26 and $17, respectively.


5.  INCOME TAXES

     The components of the income tax expense (benefit) were as follows:

                                                  1999           1998
                                                --------       --------
      Federal
          Current. . . . . . . . . . . . .      $     11       $   --
          Deferred . . . . . . . . . . . .           (33)          --

      State and Local
          Current. . . . . . . . . . . . .             9           --
          Deferred . . . . . . . . . . . .           (12)          --
                                                --------       --------
          Total income tax expense
            (benefit). . . . . . . . . . .      $    (25)      $   --
                                                ========       ========


     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                        LASALLE HOTEL LESSEE, INC.

                       NOTES TO FINANCIAL STATEMENTS
                          (Dollars in thousands)


                                                             For the
                                                          period from
                                         For the         April 29, 1998
                                       year ended          (inception)
                                      December 31,           through
                                          1999         December 31, 1998
                                      ------------     -----------------

Computed "Expected" tax
 expense (benefit)
 (1999 at 34%, 1998 at 25%). . . . .      $    207             $   (165)

State income taxes,
 net of federal income
 tax effect. . . . . . . . . . . . .            51                  (35)
Change in valuation
 allowance . . . . . . . . . . . . .          (292)                 200
Other, net . . . . . . . . . . . . .             9                 --
                                          --------             --------
    Income tax expense
      (benefit). . . . . . . . . . .      $    (25)            $   --
                                          ========             ========


     The components of the Affiliated Lessee's deferred tax assets as of December 31 were as follows:

                                                  1999           1998
                                                --------       --------
      Deferred tax assets:
        Operating loss carryforward. . . .      $   --         $    165
        Gift certificate liability . . . .          --               32
        Allowance for doubtful accounts. .            45              3
                                                --------       --------
      Gross deferred tax assets. . . . . .            45            200
        Less:  valuation allowance . . . .          --              200
                                                --------       --------
      Deferred tax assets. . . . . . . . .      $     45       $   --
                                                ========       ========

     The deferred tax asset and corresponding valuation allowance existing at December 31, 1998 were subsequently adjusted to $292 to account for the final tax loss carryforwards reflected in the 1998 tax returns. Due to the profitability of the Company in 1999 and the use of available loss carryforwards, the adjusted valuation allowance of $292 is no longer necessary, and has been credited in the 1999 tax provision. The deferred tax asset of $45 at December 31, 1999 is considered realizable given estimates of future income.


6.  OPERATOR AGREEMENTS

     The hotels have entered into separate management agreements ("Operator Agreements") with the Operators. Pursuant to the terms of the Operator Agreements, the Operators are to manage the hotels for a base management fee ranging from 3% to 3.5% of gross revenues plus an incentive fee equal to a percentage of certain measures of profitability, as defined. For the year ended December 31, 1999, base and incentive management fees totaled $3,171 and $4,226, respectively. For the period from April 29, 1998 (inception) through December 31, 1998, base and incentive management fees totaled $2,045 and $2,930, respectively. Management fees of approximately

                        LASALLE HOTEL LESSEE, INC.

                       NOTES TO FINANCIAL STATEMENTS
                          (Dollars in thousands)


$49 and $107 were payable on December 31, 1999 and December 31, 1998, respectively. In addition, pursuant to the terms of the Operator
Agreements, the Operators provide the hotels with various services and supplies, including marketing, reservations, and insurance.


7.  CONTINGENCIES

     The nature of the operations of the hotels exposes them to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect that the ultimate resolution of these matters to have a material adverse effect on the financial position, operations or liquidity of the hotels.


8.  NOTES PAYABLE

     The Company provided working capital to the Affiliated Lessee in the aggregate amount of $3,900 in exchange for notes payable. The notes bear interest at 5.6% or 6.0% per annum and are payable in monthly installments of interest only. The term of each note is identical to the term of the related participating lease. Interest expense totaled $228 and $54 for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, respectively.


9.  CONCENTRATION OF RISK

     The profitability of the hotels is dependent upon business and leisure travelers and in certain circumstances, golf tourism. Consequently demand may fluctuate and be seasonal. Unfavorable economic or weather conditions could adversely affect the results of operations.


10.  EMPLOYEE BENEFIT PLANS

     A majority of the employees of the hotels participate in defined contribution and other benefit plans, which are administered by the respective Operators in accordance with the provisions of the related labor contracts and are generally based on hours worked. The hotels contribution to these plans totaled approximately $540 and $534 for the year ended December 31, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, respectively.


11.  SUBSEQUENT EVENTS

     On February 3, 2000, the Affiliated Lessee made a cash distribution of $351,648 to its owners based on their respective ownership percentages.

     On February 3, 2000, the Affiliated Lessee provided the Company with $351,648 as a security deposit for its Participating Leases.