Form 10-Q
period 2000-03-31
LASALLE HOTEL PROPERTIES
filed 2000-05-02
CIK 1053532

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                    OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________ TO __________


                      Commission file number 1-14045



                         LASALLE HOTEL PROPERTIES
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)



             Maryland                               36-4219376
      -------------------------         ---------------------------------
      (State or other jurisdic-         (IRS Employer Identification No.)
      tion of incorporation or
      organization)



4800 Montgomery Lane, Suite M25, Bethesda, MD                20814
------------------------------------------------           ----------
    (Address of principal executive office)                (Zip Code)



Registrant's telephone number, including area code 301/941-1500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [  X  ]   No [     ]

Indicate the number of common shares of beneficial interest of each class outstanding as of the latest practicable date.

                                                Outstanding at
               Class                              May 1, 2000
               -----                           ----------------

     Common Shares of Beneficial                  16,900,495
     Interest ($0.01 par value)

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .    13

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk . . . . . . . . . . . . . . . . . . . . .    18



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    20

Item 2.    Changes in Securities and Use of Proceeds . . . . . .    20

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . .    20

Item 4.    Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . .    20

Item 5.    Other Matters . . . . . . . . . . . . . . . . . . . .    20

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    21

PART I   FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                         LASALLE HOTEL PROPERTIES

                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)

                                               March 31,    December 31,
                                                 2000           1999
                                             -------------  ------------
                                              (Unaudited)
               ASSETS
               ------
Investment in hotel properties, net. . . . . . $   509,518    $  501,191
Investment in Affiliated Lessee. . . . . . . .         (48)           36
Investment in Joint Ventures . . . . . . . . .       5,685         --
Cash and cash equivalents. . . . . . . . . . .       1,548         1,612
Restricted cash reserves . . . . . . . . . . .       9,294        12,883
Rent receivable from lessees:
  Affiliated Lessee. . . . . . . . . . . . . .       1,493         1,675
  Other Lessees. . . . . . . . . . . . . . . .       5,454         3,744
Notes receivable:
  Affiliated Lessee. . . . . . . . . . . . . .       3,900         3,900
  Other Lessees. . . . . . . . . . . . . . . .       3,617         3,617
  Other. . . . . . . . . . . . . . . . . . . .         450           442
Deferred financing costs, net. . . . . . . . .       1,401         1,623
Prepaid expenses and other assets. . . . . . .       1,894         1,349
                                                ----------    ----------
          Total assets . . . . . . . . . . . .  $  544,206    $  532,072
                                                ==========    ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Borrowings under credit facility . . . . . . .  $  178,400    $  164,900
Bonds payable, net . . . . . . . . . . . . . .      41,257        41,571
Mortgage loan. . . . . . . . . . . . . . . . .      46,156        46,306
Due to JLL . . . . . . . . . . . . . . . . . .         716         1,123
Due to Affiliated Lessee . . . . . . . . . . .       --               30
Accounts payable and accrued expenses. . . . .       9,989         6,147
Distributions payable. . . . . . . . . . . . .       --            7,000
Minority interest in Operating Partnership . .      22,880        22,417
Minority interest in other partnerships. . . .          10            10

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value, 20,000,000 shares author-
    ized, no shares issued and outstanding . .       --            --
  Common shares of beneficial interest,
    $.01 par value, 100,000,000 shares
    authorized 16,900,495 and 16,863,052
    shares issued and outstanding at
    March 31, 2000 and December 31, 1999,
    respectively . . . . . . . . . . . . . . .         169           169
  Additional paid-in capital . . . . . . . . .     255,865       255,329
  Retained earnings. . . . . . . . . . . . . .       --            --
  Distributions in excess of
    Retained Earnings. . . . . . . . . . . . .     (11,236)      (12,930)
                                                ----------    ----------
          Total shareholders' equity . . . . .     244,798       242,568
                                                ----------    ----------
          Total liabilities and
            shareholders' equity . . . . . . .  $  544,206    $  532,072
                                                ==========    ==========

           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

               (Dollars in thousands, except per share data)
                                (Unaudited)


                                          For the three    For the three
                                          months ended     months ended
                                            March 31,        March 31,
                                              2000             1999
                                          -------------    -------------
Revenues:
  Participating lease revenue:
    Affiliated Lessee. . . . . . . . .      $    4,566       $    4,599
    Other Lessees. . . . . . . . . . .          12,311           11,507
  Interest income:
    Affiliated Lessee. . . . . . . . .              57               57
    Other Lessees. . . . . . . . . . .              50               50
    Other. . . . . . . . . . . . . . .             183              134
  Equity in income (loss) of
   Affiliated Lessee . . . . . . . . .             (53)            (114)
   Equity in income (loss) from
     Joint Ventures. . . . . . . . . .             (24)           --
  Other income . . . . . . . . . . . .              56            --
                                            ----------       ----------
          Total revenues . . . . . . .          17,146           16,233
                                            ----------       ----------

Expenses:
  Depreciation and other amortization.           6,971            5,742
  Real estate, personal property
    taxes and insurance. . . . . . . .           1,953            1,997
  Ground rent. . . . . . . . . . . . .             586              651
  General and administrative . . . . .             293              355
  Interest . . . . . . . . . . . . . .           4,454            3,505
  Amortization of deferred financing
    costs. . . . . . . . . . . . . . .             259              241
  Advisory fee . . . . . . . . . . . .             769              661
  Other. . . . . . . . . . . . . . . .               4               21
                                            ----------       ----------
          Total expenses . . . . . . .          15,289           13,173
                                            ----------       ----------

Income before minority interest. . . .           1,857            3,060

Minority interest in Operating
  Partnership. . . . . . . . . . . . .             163              552
                                            ----------       ----------
Net income . . . . . . . . . . . . . .      $    1,694       $    2,508
                                            ==========       ==========

Net income per weighted average
  common share outstanding
   - basic . . . . . . . . . . . . . .      $     0.10       $     0.16
   - diluted . . . . . . . . . . . . .      $     0.10       $     0.16

Weighted average number of
  common shares outstanding
   - basic . . . . . . . . . . . . . .      16,881,979       15,230,052
   - diluted . . . . . . . . . . . . .      16,894,833       15,230,052





           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               (Dollars in thousands, except per share data)
                                (Unaudited)


                                          For the three    For the three
                                          months ended     months ended
                                            March 31,        March 31,
                                              2000             1999
                                          -------------    -------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . .      $    1,694       $    2,508
  Adjustments to reconcile net
   income to net cash flow provided
   by operating activities:
    Depreciation and other
      amortization . . . . . . . . . .           6,971            5,742
    Amortization of deferred
      financing costs. . . . . . . . .             259              241
    Bond premium amortization. . . . .            (314)            (314)
    Minority interest in
      Operating Partnership. . . . . .             163              552
    Options granted to Advisor . . . .              53            --
    Equity in (income) loss of
      Affiliated Lessee. . . . . . . .              53              114
    Equity in (income) loss of
      Joint Ventures . . . . . . . . .              24            --
  Changes in assets and liabilities:
    Rent receivable from lessees . . .          (1,528)          (3,326)
    Prepaid expenses and other
      assets . . . . . . . . . . . . .          (1,318)           2,950
    Due to JLL . . . . . . . . . . . .               5               23
    Accounts payable and accrued
      expenses . . . . . . . . . . . .            (305)              21
                                            ----------       ----------
          Net cash flow provided
            by operating activities. .           5,757            8,511
                                            ----------       ----------

Cash flows from investing activities:
  Investment in Joint Ventures . . . .          (4,784)           --
  Distributions from Affiliated
    Lessee . . . . . . . . . . . . . .              31            --
  Improvements and additions to
    hotel properties . . . . . . . . .         (11,007)          (7,410)
  Funding of notes receivable. . . . .           --                (400)
  Funding of restricted cash
    reserves . . . . . . . . . . . . .          (2,027)          (5,004)
  Proceeds from restricted cash
    reserves . . . . . . . . . . . . .           5,616            6,753
                                            ----------       ----------
          Net cash flow used in
            investing activities . . .         (12,171)          (6,061)
                                            ----------       ----------

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                          For the three    For the three
                                          months ended     months ended
                                            March 31,        March 31,
                                              2000             1999
                                          -------------    -------------
Cash flows from financing
 activities:
  Borrowings under credit facility . .          16,200            8,500
  Repayments under credit facility . .          (2,700)          (4,000)
  Mortgage loan repayments . . . . . .            (150)           --
  Payment of deferred financing
    costs. . . . . . . . . . . . . . .           --                (427)
  Offering costs paid. . . . . . . . .           --                 (26)
  Distributions. . . . . . . . . . . .          (7,000)          (6,902)
                                            ----------       ----------
          Net cash flow provided by
            (used in) financing
            activities . . . . . . . .           6,350           (2,855)
                                            ----------       ----------
Net change in cash and
  cash equivalents . . . . . . . . . .             (64)            (405)
Cash and cash equivalents
  at beginning of period . . . . . . .           1,612            1,570
                                            ----------       ----------
Cash and cash equivalents
  at end of period . . . . . . . . . .      $    1,548       $    1,165
                                            ==========       ==========































              The accompanying notes are an integral part of
                  these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDED MARCH 31, 2000
               (Dollars in thousands, expect per share data)

                                (Unaudited)



1.   ORGANIZATION

     LaSalle Hotel Properties ("the Company") was organized in the state of Maryland on January 15, 1998. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company had no operations prior to April 29, 1998, at which time, the Company completed an initial public offering (the "IPO").

     The Company's operations are conducted primarily through LaSalle Hotel Operating Partnership, L.P., (the "Operating Partnership") of which the Company is the sole general partner with an approximate 91.5% ownership interest at March 31, 2000. Minority interest in the Company represents the approximate 8.5% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of March 31, 2000, the Company owned interests in 14 hotels with approximately 5,500 suites/rooms (the "Hotels") located in 11 states. The Company owns 100% equity interests in 12 hotels, a 95.1% equity interest in a partnership which owns one hotel and a 9.9% equity interest in the Chicago Hotel Venture (as defined in Note 4) which also owns one hotel.
All of the Hotels are leased under participating leases ("Participating Leases") which provide for rent based on hotel revenues and are managed by independent hotel operators ("Hotel Operators"). Nine of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and four of the Hotels are leased to LaSalle Hotel Lessee, Inc. (the "Affiliated Lessee"). The Hotel which is owned by the Chicago Hotel Venture is leased to Chicago 540 Lessee (as defined in Note 4) in which the Company also has a 9.9% equity interest.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim consolidated financial statements and related notes have been prepared in accordance with the financial information and accounting policies described in the Company's 1999 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1999 audited financial statements included in the Company's 1999 form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and for the three months ended March 31, 1999.

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

     INVESTMENT IN JOINT VENTURES

     Investment in Joint Ventures represents the Company's 9.9% equity interest in Chicago Hotel Venture and Chicago 540 Lessee (as defined in
Note 4). The Company accounts for its Investment in Joint Ventures under the equity method of accounting. Accordingly, the Company carries its investment at cost, plus its equity in net earnings, less distributions received since the date of acquisition. In addition, pursuant to the joint venture agreement, the Company earns a priority preferred return based on the net operating cash flow of Chicago Hotel Venture.

     RECLASSIFICATION

     Certain 1999 items have been reclassified to conform to the 2000 presentation.


3.   EARNINGS PER SHARE

     The limited partners' outstanding units in the Operating Partnership ("Units") have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. The computation of basic and diluted EPS is presented below:

                                            Three months    Three months
                                               ended           ended
                                              March 31,       March 31,
                                                2000            1999
                                            -------------   -------------
NUMERATOR:
  Net income . . . . . . . . . . . . . .      $    1,694      $    2,508
                                              ==========      ==========
DENOMINATOR:
  Weighted average number of common
   shares -
     Basic . . . . . . . . . . . . . . .      16,881,979      15,230,052
  Effect of Dilutive Securities:
     Common Stock Options. . . . . . .            12,854           --
                                              ----------      ----------
  Weighted average number of common
   shares -
     Diluted . . . . . . . . . . . . . .      16,894,833      15,230,052
                                              ==========      ==========
BASIC EPS:
  Net income per weighted average
   common share. . . . . . . . . . . . .      $     0.10      $     0.16
                                              ==========      ==========
DILUTED EPS:
  Net income per weighted average
    common share . . . . . . . . . . . .      $     0.10      $     0.16
                                              ==========      ==========

4.   JOINT VENTURE

     On January 25, 2000, the Company entered into a joint venture arrangement (the "Chicago Hotel Venture") with an institutional investor to acquire the 1,176-room Chicago Marriott Downtown (the "Chicago Property") in Chicago, Illinois. The Company, through the Operating Partnership, owns a 9.9% equity interest in the Chicago Hotel Venture. The Company receives a preferred return in addition to its pro rata share of annual cash flow. The Company will also have the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds.

     The Chicago Property is leased to Chicago 540 Lessee, Inc., ("Chicago 540 Lessee") in which the Company also owns a 9.9% equity interest. The institutional investor owns a 90.1% controlling interest in both the Chicago Hotel Venture and Chicago 540 Lessee. Marriott International continues to operate and manage the Chicago Property.


5.   REAL ESTATE HELD FOR SALE

     Holiday Inn Plaza Park is being actively marketed for sale by the Company. Accordingly, the asset has been classified as held for sale since December 31, 1999 and is no longer being depreciated. Based on initial pricing expectations, the net book value of the asset was reduced by $2,000 to $5,508 in 1999. There can be no assurance that real estate held for sale will be sold.

     Results of operations for Holiday Inn Plaza Park are as follows:

                                        For the three     For the three
                                        months ended      months ended
                                          March 31,         March 31,
                                            2000              1999
                                        -------------     -------------
     Total Revenues. . . . . . . . .         $277,409          $444,604
     Total Expenses. . . . . . . . .           29,863            94,786
                                             --------          --------
     Income from Operations. . . . .         $247,546          $349,818
                                             ========          ========


6.   LONG-TERM DEBT

     CREDIT FACILITY

     In 1998, the Company obtained a three-year commitment for a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the three months ended March 31, 2000, the weighted average interest rate was approximately 7.6%. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2000. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix and is currently set at 25 basis points. The Company has incurred an unused commitment fee of approximately $37 for the three months ended March 31, 2000. As of March 31, 2000, the Company had outstanding borrowings against the 1998 Amended Credit Facility of $178,400.

     BONDS PAYABLE

     At March 31, 2000, the Company had outstanding bonds payable of $41,257 of which $40,000 represents the principal balance of the bonds and the remaining $1,257 million represents unamortized premium. The bonds bear interest at a fixed rate of 10% per annum. Interest expense, net of the premium amortization, for the three months ended March 31, 2000 totaled $686.

     Pursuant to the bond agreement, certain cash reserves are required to be held in trust for payments of interest, credit enhancement fees and ground rent. As of March 31, 2000, these reserves totaled $4,232 and are included in Restricted Cash Reserves.

     MORTGAGE LOAN

     In 1999, the Company, through the newly formed LHO Financing Partnership I, L.P. (the "Financing Partnership"), entered into a $46,500 mortgage loan (the "1999 Mortgage Loan"). The 1999 Mortgage Loan is secured by the Radisson Convention Hotel located in Bloomington, Minnesota and the Le Meridien Dallas. The loan matures on July 31, 2009 and does not allow for prepayment prior to January 31, 2009, without penalty. The loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the Financing Partnership to hold funds in escrow for the payment of one half year's insurance and real estate taxes. The 1999 Mortgage Loan also requires the Financing Partnership to maintain a certain debt service coverage ratio. At March 31, 2000, the 1999 Mortgage Loan had a principal balance of $46,156.


7.   SHAREHOLDERS' EQUITY

     On January 14, 2000, Company paid its regular fourth quarter distribution of $0.38 per share/unit on its Common Shares and Units.

     On February 14, 2000, pursuant to the advisory agreement, the Company issued 31,318 Common Shares to the Advisor for the incentive portion of the 1999 advisory fee, in lieu of the $412, which would have otherwise been due to the Advisor.


8.   SHARE OPTION AND INCENTIVE PLAN

     On January 18, 2000, the Company granted 300,000 non-qualified stock options at a strike price of $11.63. Options granted to employees of the Advisor vest over three years and expire seven years from the date of grant. Options which were granted to the Advisor on January 18, 2000 vested immediately and have a seven year life. In conjunction with the options granted to the Advisor, the Company recognized $53 in options expense.

     On February 14, 2000, the Company issued 6,125 Common Shares to its Board of Trustees for 1999 compensation. The Common Shares were issued in lieu of cash, at the trustee's election. These Common Shares were issued from the 1998 Share Option and Incentive Plan (the "1998 SIP").

     At March 31, 2000, 808,680 Common Shares were available for future grant.

9.   AFFILIATED LESSEE

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

                                             Three months    Three months
                                                ended           ended
                                              March 31,       March 31,
                                                2000            1999
                                             ------------    ------------
  Total revenues . . . . . . . . . . . .        $ 18,507        $ 18,124
  Participating lease expense. . . . . .           4,566           4,599
  Net income (loss). . . . . . . . . . .            (586)         (1,271)


10.  COMMITMENTS AND CONTINGENCIES

     The Company is obligated to make funds available to the Hotels for capital expenditures (the "Reserve Funds"), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $8,820 at March 31, 2000 of which $3,749 is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $9,503 have been issued for renovations at the Hotels.

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

11.  RELATED PARTY TRANSACTIONS

     At March 31, 2000, the Company had a payable to JLL of $716 for the first quarter base advisory fee.


12.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                               For the         For the
                                             three months    three months
                                                ended           ended
                                              March 31,       March 31,
                                                2000            1999
                                             ------------    ------------
Interest paid, net of capitalized
    interest . . . . . . . . . . . . . .         $ 5,389         $ 4,367
                                                 =======         =======
Interest capitalized . . . . . . . . . .         $   591         $    70
                                                 =======         =======
Issuance of Units in conjunction with
  the investment in Chicago Hotel
  Venture. . . . . . . . . . . . . . . .         $   300         $  --
                                                 =======         =======

13.  SUBSEQUENT EVENT

     On April 14, 2000, the Company declared its first quarter distribution of $0.38 per share/unit on its Common Shares and Units. The distribution is payable on May 15, 2000 to shareholders and unitholders of record at the close of business on April 28, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

     RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

     For the quarter ended March 31, 2000, the Company earned participating lease revenue of $16.9 million compared to participating lease revenue of $16.1 million for the quarter ended March 31, 1999. This $0.8 million increase is primarily attributable to increased revenues at the Radisson Convention Hotel and LeMeridien New Orleans. These hotels benefitted from strong group demand in the first three months of 2000. Offsetting these increases were decreases in participating lease revenue caused by decreased revenues at the Harborside Hyatt Conference Center & Hotel ("Harborside Hyatt") and the LeMontrose All-Suite Hotel ("LeMontrose"). First quarter revenues were down at these hotels due to the renovations which took place at the hotels. Harborside Hyatt underwent a complete soft goods renovation of all guestrooms and hallways, while LeMontrose underwent a complete exterior and guestroom renovation.

     Depreciation expense increased to $7.0 million for the quarter ended March 31, 2000 compared to $5.7 million for the quarter ended March 31, 1999. This $1.3 million increase is attributable to additional depreciation on capital expenditures incurred and placed into service subsequent to March 31, 1999. In addition, depreciation expense for the quarter ended March 31, 2000 includes depreciation expense taken on the Hotel Viking, which was acquired on June 2, 1999.

     Real estate and personal property taxes, insurance and ground rent was $2.5 million for the quarter ended March 31, 2000 compared to $2.6 million for the quarter ended March 31, 1999. This decrease is primarily attributable to decreased ground rent at the Harborside Hyatt and the San Diego Paradise Point Resort.

     General and administrative expense was $0.3 million for the quarter ended March 31, 2000 compared to $0.4 million for the quarter ended
March 31, 1999. This $0.1 million decrease is attributable to lower annual report costs and a decrease in general legal expense.

     Interest expense increased $1.0 million to $4.5 million for the quarter ended March 31, 2000 compared to interest expense of $3.5 million for the quarter ended March 31, 1999. The increase is attributable to a greater amount of debt outstanding during the first quarter 2000 compared to the first quarter 1999. The increase in debt outstanding is a result of the purchase of the Hotel Viking on June 2, 1999, which was financed with a borrowing under the 1998 Amended Credit Facility, as well as additional borrowings under the 1998 Amended Credit Facility to finance capital improvements during the remainder of 1999 and through the first quarter of 2000. In addition, interest rates were higher in the first quarter 2000 compared to the first quarter 1999. The increase in interest expense was offset by $0.6 million of capitalized interest, which was a result of the renovation of the Hotel Viking in the first quarter 2000.

     Advisory fees for the quarter ended March 31, 2000 increased $0.1 million to $0.8 million from $0.7 million for the quarter ended March 31, 1999. This increase is partially a result of increased net operating income for the quarter ended March 31, 2000, as well as options expense recognized during the first quarter 2000 for options granted to the Advisor in January 2000.

     Minority interest for the quarter ended March 31, 2000 was $0.2 million compared to $0.6 million for the quarter ended March 31, 1999. The $0.4 million decrease is a result of lower income before minority interest of $1.2 million for the quarter ended March 31, 2000. In addition, fewer Operating Partnership Units ("Units") were outstanding during the quarter ended March 31, 2000 as a result of two conversions of Units to Common Shares during 1999. At March 31, 2000, approximately 1.6 million Units were outstanding, compared to approximately 3.2 million Units at March 31, 1999.

     FUNDS FROM OPERATIONS (FFO)

     The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. The following is a reconciliation between net income and FFO (in thousands, except share data):

                                           For the three    For the three
                                           months ended     months ended
                                             March 31,        March 31,
                                               2000             1999
                                           -------------    -------------

Net income applicable to
  common shareholders. . . . . . . . . .      $    1,694       $    2,508
Depreciation . . . . . . . . . . . . . .           6,969            5,741
Equity in depreciation of
  Chicago Hotel Venture. . . . . . . . .             150            --
Minority interest. . . . . . . . . . . .             163              552
                                              ----------       ----------

FFO. . . . . . . . . . . . . . . . . . .      $    8,976       $    8,801
                                              ==========       ==========

Weighted average number of common
 shares and units outstanding:
  - basic. . . . . . . . . . . . . . . .      18,453,485       18,411,775
  - diluted. . . . . . . . . . . . . . .      18,466,339       18,411,775

     THE HOTELS

     The following table sets forth historical comparative information with respect to occupancy, average daily rate (ADR) and room revenue per available room (RevPAR) for the comparable Hotels, the non-comparable Hotels and the total Hotel portfolio for the three month periods ended March 31, 2000 and 1999.

                                               For the three months ended
                                                        March 31,
                                               ---------------------------
                                               2000      1999     Variance
                                               ----      ----     --------
COMPARABLE HOTELS (1)
Occupancy                                      73.0%     75.2%      (2.9%)
ADR                                          $137.18   $131.40       4.4%
REVPAR                                       $100.19   $ 98.87       1.3%

NON-COMPARABLE HOTELS (1)
Occupancy                                      59.5%     58.5%       1.7%
ADR                                          $136.60   $133.58       2.3%
REVPAR                                        $81.29    $78.15       4.0%

TOTAL PORTFOLIO
Occupancy                                      67.5%     68.3%      (1.3%)
ADR                                          $136.97   $132.17       3.6%
REVPAR                                       $ 92.42    $90.33       2.3%

(1)   Non-Comparable hotels include the following:

           For the three months ended March 31: Le Montrose, Hotel Viking, Harborside Hyatt, Radisson Convention Hotel, Marriott Seaview Resort and San Diego Paradise Point Resort.

           Comparable hotels include all Hotels excluding those in Non-Comparable hotels.

     For the quarter ended March 31, 2000, the Company experienced RevPAR growth of 2.3% for its portfolio compared to the quarter ended March 31, 1999. The Company's Hotels benefitted from their locations in high barrier to entry resort, convention and urban markets, the renovations which took place during 1999 and demand which improved throughout the first quarter of 2000. During the first quarter 2000, the Company substantially completed its $9 million renovation and expansion of the Hotel Viking. The Company also completed the full guestroom renovation of the Harborside Hyatt, the guestsuite improvement and renovation at LeMontrose and made significant progress in completing Phase Two of the three-year, approximately $24 million renovation and repositioning of the San Diego Paradise Point Resort.

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

     In 1998, the Company entered into a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the three months ended March 31, 2000, the weighted average interest rate was approximately 7.6%. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2000. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings or leverage based pricing matrix and is currently set at 25 basis points. The Company incurred an unused commitment fee of approximately $37 for the three months ended March 31, 2000. The 1998 Amended Credit Facility matures on April 30, 2001 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness.

     In June 1998, the Company acquired the Harborside Hyatt subject to $40 million principal amount of special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). In conjunction with the Massport Bonds, the Company recorded a premium of $3.5 million of which $1.3 million remains unamortized at March 31, 2000. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the three months ended March 31, 2000 totaled $0.7 million. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

     In 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. The 1999 Mortgage Loan is collateralized by the Radisson Convention hotel located in Bloomington, Minnesota and the LeMeridien Dallas. Interest expense for the three months ended March 31, 2000 was $0.9 million. The 1999 Mortgage Loan had a balance of $46.2 million at March 31, 2000.

     On March 31, 2000, the Company had $1.6 million of cash and cash equivalents and had $178.4 million outstanding under its 1998 Amended Credit Facility.

     Net cash provided by operating activities was approximately $5.8 million for the three months ended March 31, 2000, primarily due to the collections of Participating Lease revenues, which was offset by payments for real estate taxes, personal property taxes, insurance, ground rent and the fourth quarter 1999 base advisory fees.

     Net cash used in investing activities was approximately $12.2 million for the three months ended March 31, 2000 due primarily to outflows for improvements and additions at the Hotels and outflows for the investment in Joint Venture.

     Net cash provided by financing activities was approximately $6.4 million for the three months ended March 31, 2000 attributable to borrowings under the 1998 Amended Credit Facility to finance the investment in the Joint Ventures and the extensive renovations at the Hotels. These inflows were offset by repayments under the 1998 Amended Credit Facility, as well as the payment of the fourth quarter 1999 distribution.

     During the three months ended March 31, 2000, the Company granted 300,000 stock options from the 1998 SIP at a strike price of $11.63. The options which were granted to employees of the Advisor vest over three years, while the options granted to the Advisor vested on the date of grant. All options granted during the quarter expire seven years from the date of grant.

     The Company is obligated to make funds available to the Hotels for capital expenditures (the Reserve Funds), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $8.8 million at March 31, 2000, of which $3.8 million is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $9.5 million have been issued for renovations at the Hotels.

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

SEASONALITY

     The Hotels' operations historically have been seasonal. Eight of the Hotels maintain higher occupancy rates during the second and third quarters. The Marriott Seaview Resort generates a large portion of its revenue from golf related business and, as a result, revenues fluctuate according to the season and the weather. Radisson Hotel Tampa and Le Montrose experience their highest occupancies in the first quarter, while Key West Beachside Resort and Le Meridien New Orleans experience their highest occupancies in the first and second quarters. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Participating Leases.


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

     In 1998, the Company obtained the 1998 Amended Credit Facility, which provides for a maximum borrowing amount of up to $235 million. Borrowings under the 1998 Amended Credit Facility bear interest at variable market rates. At March 31, 2000, the Company's outstanding borrowings under the 1998 Amended Credit Facility were $178.4 million. The weighted average interest rate under the facility for the three months ended March 31, 2000 was 7.6%. A .25% change in interest rates would have changed interest expense by $0.1 million for the quarter ended March 31, 2000. This change is based upon the weighted average borrowings under the 1998 Amended Credit Facility for the quarter ended March 31, 2000, which were $176.1 million.

     At March 31, 2000, the Company also had outstanding bonds payable of $41.3 million, of which $40.0 million represents the principal balance of the bonds and the remaining $1.3 million represents unamortized premium. The bonds bear interest at a fixed rate. For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company, unless the Company is required to refinance such debt. At
March 31, 2000, the carrying value of the bonds approximated their fair value.

     In 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule. At March 31, 2000, the 1999 Mortgage Loan had a balance of $46.2 million. At March 31, 2000, the carrying value of the 1999 Mortgage Loan approximated its fair value.

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

     NOT APPLICABLE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NOT APPLICABLE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NOT APPLICABLE.


ITEM 5.  OTHER MATTERS.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations and communications by the Company or its management and written and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of the Company to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed under "Business", Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere in the Company's annual report on Form 10-K for the year ended December 31, 1999, under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in this report, under "Certain Relationships and Related Transactions" and elsewhere in the Company's proxy statement with respect to the annual meeting of shareholders to be held on May 17, 2000, "Risk Factors" and elsewhere in the Company's Registration Statement (No. 333-77371), and in other reports filed by the Company with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any change in events or circumstances or in the Company's expectations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

        (b)     Reports of Form 8-K.

                     A report on Form 8-K dated January 24, 2000 was filed on January 25, 2000. The report includes the Company's press release, dated January 24, 2000, which reported earnings for the quarter and year ended December 31, 1999.

                     A report on Form 8-K dated January 25, 2000 was filed on January 25, 2000. The report includes the Company's press release, dated January 25, 2000, which announced the acquisition of the Chicago Marriott Downtown in a joint venture with The Carlyle Group.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             LASALLE HOTEL PROPERTIES




Dated:  May 2, 2000          BY:    /s/ HANS S. WEGER
                                    ------------------------------
                                    Hans S. Weger
                                    Executive Vice President,
                                    Treasurer and Chief
                                    Financial Officer
                                    (Authorized Officer and
                                    Principal Financial and
                                    Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                       Description
-------                      -----------

27                           Financial Data Schedule