Form 10-Q
period 2000-06-30
LASALLE HOTEL PROPERTIES
filed 2000-08-02
CIK 1053532

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate the number of common shares of beneficial interest of each class outstanding as of the latest practicable date.

                                                Outstanding at
               Class                            July 31, 2000
               -----                           ----------------

     Common Shares of Beneficial                  16,920,295
     Interest ($0.01 par value)

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .    14

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk . . . . . . . . . . . . . . . . . . . . .    20



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    22

Item 2.    Changes in Securities and Use of Proceeds . . . . . .    22

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . .    22

Item 4.    Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . .    22

Item 5.    Other Matters . . . . . . . . . . . . . . . . . . . .    22

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    23

PART I   FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                         LASALLE HOTEL PROPERTIES

                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)

                                                June 30,    December 31,
                                                 2000           1999
                                             -------------  ------------
                                              (Unaudited)
               ASSETS
               ------
Investment in hotel properties, net. . . . . .  $  508,176    $  501,191
Investment in Affiliated Lessee. . . . . . . .          27            36
Investment in Joint Ventures . . . . . . . . .       6,118         --
Cash and cash equivalents. . . . . . . . . . .       1,937         1,612
Restricted cash reserves . . . . . . . . . . .      11,554        12,883
Rent receivable from lessees:
  Affiliated Lessee. . . . . . . . . . . . . .       2,868         1,675
  Other Lessees. . . . . . . . . . . . . . . .       6,343         3,744
Notes receivable:
  Affiliated Lessee. . . . . . . . . . . . . .       3,900         3,900
  Other Lessees. . . . . . . . . . . . . . . .       3,617         3,617
  Other. . . . . . . . . . . . . . . . . . . .         450           442
Deferred financing costs, net. . . . . . . . .       1,230         1,623
Prepaid expenses and other assets. . . . . . .       1,582         1,349
                                                ----------    ----------
          Total assets . . . . . . . . . . . .  $  547,802    $  532,072
                                                ==========    ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Borrowings under credit facility . . . . . . .  $  185,500    $  164,900
Bonds payable, net . . . . . . . . . . . . . .      40,943        41,571
Mortgage loan. . . . . . . . . . . . . . . . .      46,004        46,306
Due to JLL . . . . . . . . . . . . . . . . . .         954         1,123
Due to Affiliated Lessee . . . . . . . . . . .       --               30
Accounts payable and accrued expenses. . . . .       9,583         6,147
Distributions payable. . . . . . . . . . . . .       --            7,000
Minority interest in Operating Partnership . .      22,619        22,417
Minority interest in other partnerships. . . .          10            10

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value, 20,000,000 shares author-
    ized, no shares issued and outstanding . .       --            --
  Common shares of beneficial interest,
    $.01 par value, 100,000,000 shares
    authorized 16,908,995 and 16,863,052
    shares issued and outstanding at
    June 30, 2000 and December 31, 1999,
    respectively . . . . . . . . . . . . . . .         169           169
  Additional paid-in capital . . . . . . . . .     255,972       255,329
  Retained earnings. . . . . . . . . . . . . .       --            --
  Distributions in excess of
    Retained Earnings. . . . . . . . . . . . .     (13,952)      (12,930)
                                                ----------    ----------
          Total shareholders' equity . . . . .     242,189       242,568
                                                ----------    ----------
          Total liabilities and
            shareholders' equity . . . . . . .  $  547,802    $  532,072
                                                ==========    ==========

           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

               (Dollars in thousands, except per share data)
                                (Unaudited)


                                          For the six      For the six
                                          months ended     months ended
                                         June 30, 2000    June 30, 1999
                                         -------------    -------------
Revenues:
  Participating lease revenue:
    Affiliated Lessee. . . . . . . . .      $   13,131       $   12,124
    Other Lessees. . . . . . . . . . .          25,597           24,274
  Interest income:
    Affiliated Lessee. . . . . . . . .             114              114
    Other Lessees. . . . . . . . . . .             102              101
    Other. . . . . . . . . . . . . . .             355              248
  Equity in income of
   Affiliated Lessee . . . . . . . . .              22                5
  Equity in income of
     Joint Ventures. . . . . . . . . .             408            --
  Other income . . . . . . . . . . . .              56               11
                                            ----------       ----------
          Total revenues . . . . . . .          39,785           36,877
                                            ----------       ----------

Expenses:
  Depreciation and other amortization.          14,233           11,958
  Real estate, personal property
    taxes and insurance. . . . . . . .           4,334            3,953
  Ground rent. . . . . . . . . . . . .           1,509            1,512
  General and administrative . . . . .             534              702
  Interest . . . . . . . . . . . . . .           9,755            7,186
  Amortization of deferred financing
    costs. . . . . . . . . . . . . . .             518              480
  Advisory fee . . . . . . . . . . . .           1,723            1,698
  Other. . . . . . . . . . . . . . . .              12               26
                                            ----------       ----------
          Total expenses . . . . . . .          32,618           27,515
                                            ----------       ----------
Income before minority interest and
  writedown of property held for
  sale . . . . . . . . . . . . . . . .           7,167            9,362
Writedown of property held for sale. .           1,266            --
                                            ----------       ----------
Income before minority interest. . . .           5,901            9,362

Minority interest in Operating
  Partnership. . . . . . . . . . . . .             501            1,620
                                            ----------       ----------
Net income . . . . . . . . . . . . . .      $    5,400       $    7,742
                                            ==========       ==========

Net income per weighted average
  common share outstanding
   - basic . . . . . . . . . . . . . .      $     0.32       $     0.51
   - diluted . . . . . . . . . . . . .      $     0.32       $     0.51

Weighted average number of
  common shares outstanding
   - basic . . . . . . . . . . . . . .      16,891,746       15,235,337
   - diluted . . . . . . . . . . . . .      16,923,669       15,236,143


           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

               (Dollars in thousands, except per share data)
                                (Unaudited)


                                         For the three    For the three
                                         months ended     months ended
                                         June 30, 2000    June 30, 1999
                                         -------------    -------------
Revenues:
  Participating lease revenue:
    Affiliated Lessee. . . . . . . . .      $    8,565       $    7,525
    Other Lessees. . . . . . . . . . .          13,286           12,767
  Interest income:
    Affiliated Lessee. . . . . . . . .              57               57
    Other Lessees. . . . . . . . . . .              52               51
    Other. . . . . . . . . . . . . . .             172              114
  Equity in income of
   Affiliated Lessee . . . . . . . . .              75              119
  Equity in income of
     Joint Ventures. . . . . . . . . .             432            --
  Other income . . . . . . . . . . . .           --                  11
                                            ----------       ----------
          Total revenues . . . . . . .          22,639           20,644
                                            ----------       ----------

Expenses:
  Depreciation and other amortization.           7,262            6,216
  Real estate, personal property
    taxes and insurance. . . . . . . .           2,381            1,956
  Ground rent. . . . . . . . . . . . .             923              861
  General and administrative . . . . .             241              347
  Interest . . . . . . . . . . . . . .           5,301            3,681
  Amortization of deferred financing
    costs. . . . . . . . . . . . . . .             259              239
  Advisory fee . . . . . . . . . . . .             954            1,037
  Other. . . . . . . . . . . . . . . .               8                5
                                            ----------       ----------
          Total expenses . . . . . . .          17,329           14,342
                                            ----------       ----------
Income before minority interest and
  writedown of property held for
  sale . . . . . . . . . . . . . . . .           5,310            6,302
Writedown of property held for sale. .           1,266            --
                                            ----------       ----------
Income before minority interest. . . .           4,044            6,302

Minority interest in Operating
  Partnership. . . . . . . . . . . . .             338            1,068
                                            ----------       ----------
Net income . . . . . . . . . . . . . .      $    3,706       $    5,234
                                            ==========       ==========

Net income per weighted average
  common share outstanding
   - basic . . . . . . . . . . . . . .      $     0.22       $     0.34
   - diluted . . . . . . . . . . . . .      $     0.22       $     0.34

Weighted average number of
  common shares outstanding
   - basic . . . . . . . . . . . . . .      16,901,514       15,240,563
   - diluted . . . . . . . . . . . . .      16,972,049       15,260,923


           The accompanying notes are an integral part of these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               (Dollars in thousands, except per share data)
                                (Unaudited)


                                         For the six      For the six
                                         months ended     months ended
                                         June 30, 2000    June 30, 1999
                                         -------------    -------------

Cash flows from operating activities:
  Net income . . . . . . . . . . . . .      $    5,400       $    7,742
  Adjustments to reconcile net
   income to net cash flow provided
   by operating activities:
    Depreciation and other
      amortization . . . . . . . . . .          14,233           11,958
    Amortization of deferred
      financing costs. . . . . . . . .             518              480
    Bond premium amortization. . . . .            (628)            (629)
    Minority interest in
      Operating Partnership. . . . . .             501            1,620
    Options granted to Advisor . . . .              53            --
    Writedown of property held for
      sale . . . . . . . . . . . . . .           1,266            --
    Equity in (income) loss of
      Affiliated Lessee. . . . . . . .             (22)              (5)
    Equity in (income) loss of
      Joint Ventures . . . . . . . . .            (408)           --
  Changes in assets and liabilities:
    Rent receivable from lessees . . .          (3,792)          (7,684)
    Prepaid expenses and other
      assets . . . . . . . . . . . . .          (1,009)           3,453
    Due to JLL . . . . . . . . . . . .             243              306
    Accounts payable and accrued
      expenses . . . . . . . . . . . .           1,005              415
                                            ----------       ----------
          Net cash flow provided
            by operating activities. .          17,360           17,656
                                            ----------       ----------

Cash flows from investing activities:
  Investment in Joint Ventures . . . .          (4,784)           --
  Acquisition of hotel properties. . .           --             (28,233)
  Distributions from Affiliated
    Lessee . . . . . . . . . . . . . .              31            --
  Improvements and additions to
    hotel properties . . . . . . . . .         (19,945)         (14,609)
  Funding of notes receivable. . . . .           --                (400)
  Funding of restricted cash
    reserves . . . . . . . . . . . . .          (5,917)          (9,183)
  Proceeds from restricted cash
    reserves . . . . . . . . . . . . .           7,246            8,967
                                            ----------       ----------
          Net cash flow used in
            investing activities . . .         (23,369)         (43,458)
                                            ----------       ----------

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                         For the six      For the six
                                         months ended     months ended
                                         June 30, 2000    June 30, 1999
                                         -------------    -------------

Cash flows from financing
 activities:
  Borrowings under credit facility . .          28,800           47,500
  Repayments under credit facility . .          (8,200)          (7,900)
  Mortgage loan repayments . . . . . .            (302)           --
  Payment of deferred financing
    costs. . . . . . . . . . . . . . .             (50)            (481)
  Offering costs paid. . . . . . . . .           --                 (56)
  Proceeds from exercise of stock
    options. . . . . . . . . . . . . .             107            --
  Distributions. . . . . . . . . . . .         (14,021)         (13,810)
                                            ----------       ----------
          Net cash flow provided by
            financing activities . . .           6,334           25,253
                                            ----------       ----------
Net change in cash and
  cash equivalents . . . . . . . . . .             325             (549)
Cash and cash equivalents
  at beginning of period . . . . . . .           1,612            1,570
                                            ----------       ----------
Cash and cash equivalents
  at end of period . . . . . . . . . .      $    1,937       $    1,021
                                            ==========       ==========






























              The accompanying notes are an integral part of
                 these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE SIX MONTHS ENDED JUNE 30, 2000
               (Dollars in thousands, except per share data)

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

     The Company's operations are conducted primarily through LaSalle Hotel Operating Partnership, L.P., (the "Operating Partnership") of which the Company is the sole general partner with an approximate 91.5% ownership interest at June 30, 2000. Minority interest in the Company represents the approximate 8.5% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of June 30, 2000, the Company owned interests in 14 hotels with approximately 5,500 suites/rooms (the "Hotels") located in 11 states. The Company owns 100% equity interests in 12 hotels, a 95.1% equity interest in a partnership which owns one hotel and a 9.9% equity interest in the Chicago Hotel Venture (as defined in Note 4) which also owns one hotel.
All of the Hotels are leased under participating leases ("Participating Leases") which provide for rent based on hotel revenues and are managed by independent hotel operators ("Hotel Operators"). Nine of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and four of the Hotels are leased to LaSalle Hotel Lessee, Inc. (the "Affiliated Lessee"). The Hotel which is owned by the Chicago Hotel Venture is leased to Chicago 540 Lessee (as defined in Note 4) in which the Company also has a 9.9% equity interest.


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

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and its cash flows for the three and six months ended June 30, 2000 and June 30, 1999.

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


3.   EARNINGS PER SHARE

     The limited partners' outstanding units in the Operating Partnership ("Units") have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. The computation of basic and diluted EPS is presented below:

                       For the      For the       For the       For the
                      six months   six months   three months  three months
                       ended        ended          ended         ended
                      June 30,      June 30,      June 30,      June 30,
                        2000          1999          2000          1999
                     ----------    ----------   -----------   ------------
NUMERATOR:
  Net income . . .   $    5,400    $    7,742    $    3,706    $    5,234
                     ==========    ==========    ==========    ==========

DENOMINATOR:
 Weighted average
  number of common
  shares -
   Basic . . . . .   16,891,746    15,235,337    16,901,514    15,240,563
 Effect of Dilu-
  tive Securities:
   Common Stock
     Options .           31,923           806        70,535        20,360
                     ----------    ----------    ----------    ----------

 Weighted average
  number of common
  shares -
    Diluted. . . .   16,923,669    15,236,143    16,972,049    15,260,923
                     ==========    ==========    ==========    ==========

                       For the      For the       For the       For the
                      six months   six months   three months  three months
                       ended         ended         ended         ended
                      June 30,      June 30,      June 30,      June 30,
                        2000          1999          2000          1999
                     ----------    ----------   -----------   ------------
BASIC EPS:
 Net income per
  weighted average
  common share . .   $     0.32    $     0.51    $     0.22    $     0.34
                     ==========    ==========    ==========    ==========

DILUTED EPS:
 Net income per
  weighted average
  common share . .   $     0.32    $     0.51    $     0.22    $     0.34
                     ==========    ==========    ==========    ==========


4.   JOINT VENTURES

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


5.   REAL ESTATE HELD FOR SALE

     Holiday Inn Plaza Park is being actively marketed for sale by the Company. Accordingly, the asset has been classified as held for sale since December 31, 1999 and is no longer being depreciated. Based on initial pricing expectations, the net book value of the asset was reduced by $2,000 to $5,508 in 1999. As of June 30, 2000, a purchase and sale agreement had been entered into with an expected net sales price of $4,242. As a result, the Company recognized an additional writedown of $1,266, which includes $358 of estimated accrued closing costs. There can be no assurance that real estate held for sale will be sold.

     Results of operations for Holiday Inn Plaza Park are as follows:

                                        For the six       For the six
                                        months ended      months ended
                                        June 30, 2000     June 30, 1999
                                        -------------     -------------
     Total Revenues. . . . . . . . .           $  632            $  873
     Total Expenses. . . . . . . . .               59               198
                                               ------            ------
     Income from Operations. . . . .           $  573            $  675
                                               ======            ======

6.   LONG-TERM DEBT

     CREDIT FACILITY

     In 1998, the Company obtained a three-year commitment for a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the three and six months ended
June 30, 2000, the weighted average interest rate was approximately 8.1% and 7.8%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2000. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix and is currently set at 25 basis points.
The Company has incurred an unused commitment fee of approximately $32 and $70 for the three and six months ended June 30, 2000, respectively. As of June 30, 2000, the Company had outstanding borrowings against the 1998 Amended Credit Facility of $185,500.

     BONDS PAYABLE

     At June 30, 2000, the Company had outstanding bonds payable of $40,943 of which $40,000 represents the principal balance of the bonds and the remaining $943 represents unamortized premium. The bonds bear interest at a fixed rate of 10% per annum. Interest expense, net of the premium amortization, for the three and six months ended June 30, 2000 totaled $686 and $1,372, respectively. The bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

     Pursuant to the bond agreement, certain cash reserves are required to be held in trust for payments of interest, credit enhancement fees and ground rent. As of June 30, 2000, these reserves totaled $6,994 and are included in Restricted Cash Reserves.

     MORTGAGE LOAN

     In 1999, the Company, through the newly formed LHO Financing Partnership I, L.P. (the "Financing Partnership"), entered into a $46,500 mortgage loan (the "1999 Mortgage Loan"). The 1999 Mortgage Loan is secured by the Radisson Convention Hotel located in Bloomington, Minnesota and the Le Meridien Dallas. The loan matures on July 31, 2009 and does not allow for prepayment prior to January 31, 2009, without penalty. The loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the Financing Partnership to hold funds in escrow for the payment of one half year's insurance and real estate taxes. The 1999 Mortgage Loan also requires the Financing Partnership to maintain a certain debt service coverage ratio. At June 30, 2000, the 1999 Mortgage Loan had a principal balance of $46,004.


7.   SHAREHOLDERS' EQUITY

     On January 14, 2000, the Company paid its regular fourth quarter distribution of $0.38 per share/unit on its Common Shares and Units.

     On February 14, 2000, pursuant to the advisory agreement, the Company issued 31,318 Common Shares to the Advisor for the incentive portion of the 1999 advisory fee, in lieu of the $412, which would have otherwise been due to the Advisor.

     On May 15, 2000, the Company paid its regular first quarter distribution of $0.38 per share/unit on its Common Shares and Units.

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

     At June 30, 2000, 787,180 Common Shares were available for future grant.


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

                       For the      For the       For the       For the
                      six months   six months   three months  three months
                       ended        ended          ended         ended
                      June 30,      June 30,      June 30,      June 30,
                        2000          1999          2000          1999
                     ----------    ----------   -----------   ------------

Total revenues . .     $ 48,869      $ 45,971      $ 30,362      $ 27,847
Participating
 lease expense . .       13,131        12,124         8,565         7,525
Net income . . . .          242            58           828         1,327


10.  COMMITMENTS AND CONTINGENCIES

     The Company is obligated to make funds available to the Hotels for capital expenditures (the "Reserve Funds"), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $9,172 at June 30, 2000 of which $3,227 is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $7,392 have been issued for renovations at the Hotels.

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

11.  RELATED PARTY TRANSACTIONS

     At June 30, 2000, the Company had a payable to JLL of $954 for the second quarter base advisory fee.


12.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                              For the         For the
                                             six months      six months
                                               ended           ended
                                           June 30, 2000   June 30, 1999
                                           -------------   -------------
Interest paid, net of capitalized
    interest . . . . . . . . . . . . . .         $ 9,931         $ 7,935
                                                 =======         =======
Interest capitalized . . . . . . . . . .         $   682         $   142
                                                 =======         =======

Issuance of Units in conjunction with
  the investment in Chicago Hotel
  Venture. . . . . . . . . . . . . . . .         $   300         $  --
                                                 =======         =======

In conjunction with the hotel acquisi-
 tions, the Company assumed the
 following assets and liabilities:
  Purchase of real estate. . . . . . . .         $  --          $ 28,052
  Note receivable. . . . . . . . . . . .            --               167
  Other assets purchased . . . . . . . .            --                14
                                                 -------         -------
    Acquisition of hotel properties. . .         $  --          $ 28,233
                                                 =======         =======


13.  SUBSEQUENT EVENT

     On July 14, 2000, the Company declared its second quarter distribution of $0.385 share/unit on its Common Shares and Units. The distribution is payable on August 14, 2000 to shareholders and unitholders of record at the close of business on July 28, 2000.

     On July 27, 2000, the Company, through three newly formed partnerships, LHO Hollywood LM, L.P., LHO New Orleans LM, L.P., and LHO Key West HI, L.P. (the "2000 Financing Partnerships"), entered into three ten-year mortgage loans totaling $74,500 (the "2000 Mortgage Loans"). The 2000 Mortgage Loans are secured by the Le Montrose All-Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Key West Beachside Resort located in Key West, Florida. The loans bear interest at a coupon rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The loan agreements require the 2000 Financing Partnerships to hold funds in escrow for the payment of one half year's insurance and real estate taxes and one month's ground rent. The 2000 Mortgage loans also require the 2000 Financing Partnerships to maintain certain debt service ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

     For the quarter ended June 30, 2000, the Company earned participating lease revenue of $21.9 million compared to participating lease revenue of $20.3 million for the quarter ended June 30, 1999. This $1.6 million increase is primarily attributable to increased revenues at the San Diego Paradise Point Resort and LaGuardia Airport Marriott. These hotels benefitted from strong group and leisure demand in the second quarter of 2000. Partly offsetting these increases were decreases in participating lease revenue caused by decreased occupancy at Le Meridien Dallas and Radisson Convention Hotel. Second quarter revenues were down at Le Meridien Dallas due to reduced citywide group demand and at Radisson Convention Hotel due to a labor strike resulting in several group cancellations.

     Depreciation expense increased to $7.3 million for the quarter ended June 30, 2000 compared to $6.2 million for the quarter ended June 30, 1999.

This $1.1 million increase is attributable to additional depreciation on capital expenditures incurred and placed into service subsequent to June 30, 1999. In addition, depreciation expense for the quarter ended June 30, 2000 includes depreciation expense taken on the Hotel Viking for an entire quarter. Depreciation expense for the quarter ended June 30, 1999 includes depreciation expense for the Hotel Viking since its acquisition date, June 2, 1999.

     Real estate and personal property taxes, insurance and ground rent were $3.3 million for the quarter ended June 30, 2000 compared to $2.8 million for the quarter ended June 30, 1999. This increase is primarily attributable to an increase in real estate taxes at the Hotels.

     General and administrative expense was $0.2 million for the quarter ended June 30, 2000 compared to $0.3 million for the quarter ended June 30, 1999. This $0.1 million decrease is attributable to lower annual report costs and a decrease in general legal expense.

     Interest expense increased $1.6 million to $5.3 million for the quarter ended June 30, 2000 compared to interest expense of $3.7 million for the quarter ended June 30, 1999. The increase is attributable to a greater amount of debt outstanding during the second quarter 2000 compared to the second quarter 1999. The increase in debt outstanding is a result of the purchase of the Hotel Viking on June 2, 1999, which was financed with a borrowing under the 1998 Amended Credit Facility, as well as additional borrowings under the 1998 Amended Credit Facility to finance capital improvements during the remainder of 1999 and through the second quarter of 2000. In addition, the weighted average interest rate was higher for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999.

     Advisory fees for the quarter ended June 30, 2000 were relatively unchanged compared to the quarter ended June 30, 1999.

     At June 30, 2000, Holiday Inn Plaza Park continued to be held for sale by the Company. Based on an expected net sales price of $4.2 million the Company recorded an additional write-down of $1.3 million for the quarter ended June 30, 2000. This write-down is not included in the results of operations for the quarter ended June 30, 1999.

     Minority interest for the quarter ended June 30, 2000 was $0.3 million compared to $1.1 million for the quarter ended June 30, 1999. The $0.8 million decrease is a result of lower income before minority interest of $2.3 million for the quarter ended June 30, 2000. In addition, fewer Operating Partnership Units ("Units") were outstanding during the quarter ended June 30, 2000 as a result of two conversions of Units to Common Shares, which occurred in 1999. At June 30, 2000, approximately 1.6 million Units were outstanding, compared to approximately 3.2 million Units at June 30, 1999.

     COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

     For the six months ended June 30, 2000, the Company earned participating lease revenue of $38.7 million compared to participating lease revenue of $36.4 million for the six months ended June 30, 1999. This $2.3 million increase is primarily attributable to increased revenues at the San Diego Paradise Point Resort and LaGuardia Airport Marriott. These hotels benefitted from strong group and leisure demand in the first six months of 2000. Partly offsetting these increases were decreases in participating lease revenue caused by decreased occupancy at Le Meridien Dallas due to reduced citywide group demand and at Holiday Inn Plaza Park due to moderating demand in the overall market.

     Depreciation expense increased to $14.2 million for the six months ended June 30, 2000 compared to $12.0 million for the six months ended
June 30, 1999. This $2.2 million increase is attributable to additional depreciation on capital expenditures incurred and placed into service subsequent to June 30, 1999. In addition, depreciation expense for the six months ended June 30, 2000 includes depreciation expense taken on the Hotel Viking for the entire period. Depreciation expense for the six months ended June 30, 1999 includes depreciation expense for the Hotel Viking since its date of acquisition, June 2, 1999.

     Real estate and personal property taxes, insurance and ground rent was $5.8 million for the six months ended June 30, 2000 compared to $5.5 million for the six months ended June 30, 1999. This increase is primarily attributable to an increase in real estate taxes at the Hotels.

     General and administrative expense was $0.5 million for the six months ended June 30, 2000 compared to $0.7 million for the six months ended
June 30, 1999. This $0.2 million decrease is attributable to lower annual report costs and a decrease in general legal expense.

     Interest expense increased $2.6 million to $9.8 million for the six months ended June 30, 2000 compared to interest expense of $7.2 million for the six months ended June 30, 1999. The increase is attributable to a greater amount of debt outstanding during the first six months of 2000 compared to the first six months of 1999. The increase in debt outstanding is a result of the purchase of the Hotel Viking on June 2, 1999, which was financed with a borrowing under the 1998 Amended Credit Facility, as well as additional borrowings under the 1998 Amended Credit Facility to finance capital improvements during the remainder of 1999 and through the first six months of 2000. In addition, the weighted average interest rate was higher in the first six months of 2000 compared to the first six months of 1999. The increase in interest expense was offset by $0.7 million of capitalized interest, which was primarily a result of the $9.0 million renovation and expansion of the Hotel Viking and the continuing renovation of the San Diego Paradise Point Resort during the first six months of 2000.

     Advisory fees for the six months ended June 30, 2000 were relatively unchanged compared to advisory fees for the six months ended June 30, 1999.

     At June 30, 2000, Holiday Inn Plaza Park continued to be held for sale by the Company. Based on an expected net sales price of $4.2 million the Company recorded an additional write-down of $1.3 million for the quarter ended June 30, 2000. This write-down is not included in the results of operations for the six ended June 30, 1999.

     Minority interest for the six months ended June 30, 2000 was $0.5 million compared to $1.6 million for the six months ended June 30, 1999. The $1.1 million decrease is a result of lower income before minority interest of $3.5 million for the six months June 30, 2000. In addition, fewer Operating Partnership Units ("Units") were outstanding during the six months ended June 30, 2000 as a result of two conversions of Units to Common Shares which occurred in 1999. At June 30, 2000, approximately 1.6 million Units were outstanding, compared to approximately 3.2 million Units at June 30, 1999.

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

                       For the      For the       For the       For the
                      six months   six months   three months  three months
                        ended        ended         ended         ended
                      June 30,      June 30,      June 30,      June 30,
                        2000          1999          2000          1999
                     ----------    ----------   -----------   ------------

Net income applica-
 ble to common
 shareholders. . .   $    5,400    $    7,742    $    3,706    $    5,234
Depreciation . . .       14,229        11,954         7,260         6,213
Equity in deprecia-
 tion of Chicago
 Hotel Venture . .          356         --              206         --
Writedown property
 held for sale . .        1,266         --            1,266         --
Minority interest.          501         1,620           338         1,068
                     ----------    ----------    ----------    ----------

FFO. . . . . . . .   $   21,752    $   21,316    $   12,776    $   12,515
                     ==========    ==========    ==========    ==========

Weighted average
 number of common
 shares and units
 outstanding:
  - basic. . . . .   18,465,450    18,417,060    18,477,415    18,422,286
  - diluted. . . .   18,497,373    18,417,866    18,547,950    18,442,646

     THE HOTELS

     The following table sets forth historical comparative information with respect to occupancy, average daily rate (ADR) and room revenue per available room (RevPAR) for the comparable Hotels, the non-comparable Hotels and the total Hotel portfolio for the three and six months ended June 30, 2000 and 1999.

                For the three months ended      For the six months ended
                         June 30,                       June 30,
                ---------------------------   ----------------------------
                2000      1999     Variance    2000      1999     Variance
                ----      ----     --------    ----      ----     --------
COMPARABLE
HOTELS (1)
Occupancy       75.4%     75.2%       0.2%     74.4%     75.2%      (1.1%)
ADR           $143.96   $135.23       6.5%   $141.31   $133.71       5.7%
REVPAR        $108.51   $101.72       6.7%   $105.19   $100.59       4.6%

NON-COMPARABLE
HOTELS (1)
Occupancy       76.4%     75.7%       0.9%     64.2%     63.3%       1.4%
ADR           $168.31   $151.78      10.9%   $147.11   $139.66       5.3%
REVPAR        $128.56   $114.92      11.9%   $ 94.47   $ 88.42       6.8%

TOTAL
PORTFOLIO
Occupancy       75.5%     75.3%       0.3%     71.6%     71.9%      (0.4%)
ADR           $147.70   $137.75       7.2%   $142.76   $135.17       5.6%
REVPAR        $111.55   $103.72       7.5%   $102.21   $ 97.20       5.1%

(1)   Non-Comparable hotels include the following:

           Three months ended June 30 includes Hotel Viking and San Diego Paradise Point Resort.

           Six months ended June 30 includes Le Montrose, Hotel Viking, Harborside Hyatt, Radisson Convention Hotel, Marriott Seaview, and San Diego Paradise Point Resort for the first quarter; Hotel Viking and San Diego Paradise Point Resort for the second quarter.

           Comparable hotels include all Hotels excluding those in Non-Comparable hotels.

     For the quarter ended June 30, 2000, the Company experienced RevPAR growth of 7.5% for its portfolio compared to the quarter ended June 30, 1999. The Company's Hotels benefitted from continued demand from business and leisure travelers, their locations in high barrier to entry resort, convention and urban markets, renovations that took place during 1999 and throughout 2000. During the second quarter 2000, the Company completed its $9.0 million renovation and expansion of the Hotel Viking in Newport, Rhode Island.

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

     In 1998, the Company entered into a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the three and six months ended June 30, 2000, the weighted average interest rate was approximately 8.1% and 7.8%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2000. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings or leverage based pricing matrix and is currently set at 25 basis points. The 1998 Amended Credit Facility matures on April 30, 2001 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness.

     In June 1998, the Company acquired the Harborside Hyatt subject to $40 million principal amount of special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). In conjunction with the Massport Bonds, the Company recorded a premium of $3.5 million of which $0.9 million remains unamortized at June 30, 2000. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the three and six months ended June 30, 2000 totaled $0.7 million and $1.4 million, respectively. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

     In 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. The 1999 Mortgage Loan is collateralized by the Radisson Convention hotel located in Bloomington, Minnesota and the LeMeridien Dallas. Interest expense for the three and six months ended June 30, 2000 was $0.9 and $1.9 million, respectively. The 1999 Mortgage Loan had a balance of $46.0 million at June 30, 2000.

     On June 30, 2000, the Company had approximately $1.9 million of cash and cash equivalents and had approximately $185.5 million outstanding under its 1998 Amended Credit Facility.

     Net cash provided by operating activities was approximately $17.4 million for the six months ended June 30, 2000, primarily due to the collections of Participating Lease revenues, which was offset by payments for real estate taxes, personal property taxes, insurance, ground rent and the first quarter base advisory fee.

     Net cash used in investing activities was approximately $23.4 million for the six months ended June 30, 2000 due primarily to outflows for improvements and additions at the Hotels and outflows for the investment in Joint Venture.

     Net cash provided by financing activities was approximately $6.3 million for the six months ended June 30, 2000 attributable to net borrowings under the 1998 Amended Credit Facility to finance the investment in the Joint Ventures and the extensive renovations at the Hotels, offset by the payment of the fourth quarter 1999 and first quarter 2000 distribution to shareholders and unitholders.

     During the six months ended June 30, 2000, the Company granted 329,500 stock options from the 1998 SIP at strike prices ranging between $11.50 and $14.38. The options granted to employees of the Advisor vest over three years, while the options granted to the Advisor vested on the date of grant. The options granted during 2000 have lives between seven and ten years from the date of grant.

     The Company is obligated to make funds available to the Hotels for capital expenditures (the Reserve Funds), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $9.2 million at June 30, 2000, of which $3.2 million is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $7.4 million have been issued for renovations at the Hotels.

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

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the 1998 Amended Credit Facility, long-term unsecured and secured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition criteria have been achieved.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Currently, the pronouncement has no significant impact on the Company, as the Company has not typically utilized derivative instruments or entered into any hedging activities.

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

     In 1998, the Company obtained the 1998 Amended Credit Facility, which provides for a maximum borrowing amount of up to $235 million. Borrowings under the 1998 Amended Credit Facility bear interest at variable market rates. At June 30, 2000, the Company's outstanding borrowings under the 1998 Amended Credit Facility were $185.5 million. The weighted average interest rate under the facility for the three and six months ended
June 30, 2000 was 8.1% and 7.8%, respectively. A .25% change in interest rates would have changed interest expense by $0.2 million for the six months ended June 30, 2000. This change is based upon the weighted average borrowings under the 1998 Amended Credit Facility for the six months ended June 30, 2000, which were $179.9 million.

     At June 30, 2000, the Company also had outstanding bonds payable of $40.9 million, of which $40.0 million represents the principal balance of the bonds and the remaining $0.9 million represents unamortized premium. The bonds bear interest at a fixed rate. For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company, unless the Company is required to refinance such debt. At
June 30, 2000, the carrying value of the bonds approximated their fair value.

     In 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule. At June 30, 2000, the 1999 Mortgage Loan had a balance of $46.0 million. At June 30, 2000, the carrying value of the 1999 Mortgage Loan approximated its fair value.

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

     NOT APPLICABLE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NOT APPLICABLE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 17, 2000, the Company held its Annual Meeting of Shareholders.

     At the meeting, two Class II trustees of the Company were elected to serve until the 2003 Annual Meeting of Shareholder's. The votes cast for each trustee were as follows:

      For election of Darryl Hartley-Leonard

            Votes for:        12,702,425
            Votes withheld:      585,269

      For election of William S. McCalmont

            Votes for:        12,695,552
            Votes withheld:      592,143

     The appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2000 was ratified at the meeting with 12,852,372 shares voting in favor, 50,642 shares voting against and 384,681 shares abstaining.


ITEM 5.  OTHER MATTERS.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations and communications by the Company or its management and written and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of the Company to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed under "Business", Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere in the Company's annual report on Form 10-K for the year ended December 31, 1999, under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000, under "Certain Relationships and Related Transactions" and elsewhere in the Company's proxy statement with respect to the annual meeting of shareholders held on May 17, 2000, under "Risk Factors" and elsewhere in the Company's Registration Statement (No. 333-77371), under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in this Report, and in other reports filed by the Company with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any change in events or circumstances or in the Company's expectations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

        (b)     Reports of Form 8-K.

                     A report on Form 8-K dated April 24, 2000 was filed on April 25, 2000. The report includes the Company's press release, dated April 24, 2000, which reported earnings for the quarter ended March 31, 2000.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             LASALLE HOTEL PROPERTIES




Dated:  August 2, 2000       BY:    /s/ HANS S. WEGER
                                    ------------------------------
                                    Hans S. Weger
                                    Executive Vice President,
                                    Treasurer and Chief
                                    Financial Officer
                                    (Authorized Officer and
                                    Principal Financial and
                                    Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                       Description
-------                      -----------

10.1 Amended and Restated Advisory Agreement and Employee Lease Agreement dated January 1, 2000 between LaSalle Hotel Properties and LaSalle Hotel Advisors, Inc.

27                           Financial Data Schedule