Form 10-Q
period 2000-09-30
LASALLE HOTEL PROPERTIES
filed 2000-11-08
CIK 1053532

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate the number of common shares of beneficial interest of each class outstanding as of the latest practicable date.

                                                 Outstanding at
               Class                           October 31, 2000
               -----                           ------------------

     Common Shares of Beneficial                  16,982,416
     Interest ($0.01 par value)

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .    14

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk . . . . . . . . . . . . . . . . . . . . .    22



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    23

Item 2.    Changes in Securities and Use of Proceeds . . . . . .    23

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . .    23

Item 4.    Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . .    23

Item 5.    Other Matters . . . . . . . . . . . . . . . . . . . .    23

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    24

PART I   FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                         LASALLE HOTEL PROPERTIES

                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)

                                             September 30,  December 31,
                                                 2000           1999
                                             -------------  ------------
                                              (Unaudited)
               ASSETS
               ------
Investment in hotel properties, net. . . . . .  $  500,535    $  501,191
Investment in Affiliated Lessee. . . . . . . .          72            36
Investment in Joint Ventures . . . . . . . . .       6,010         --
Cash and cash equivalents. . . . . . . . . . .       1,477         1,612
Restricted cash reserves . . . . . . . . . . .      10,797        12,883
Rent receivable from lessees:
  Affiliated Lessee. . . . . . . . . . . . . .       5,411         1,675
  Other Lessees. . . . . . . . . . . . . . . .       7,546         3,744
Notes receivable:
  Affiliated Lessee. . . . . . . . . . . . . .       3,900         3,900
  Other Lessees. . . . . . . . . . . . . . . .       3,518         3,617
  Other. . . . . . . . . . . . . . . . . . . .         506           442
Deferred financing costs, net. . . . . . . . .       2,800         1,623
Prepaid expenses and other assets. . . . . . .       1,885         1,349
                                                ----------    ----------
          Total assets . . . . . . . . . . . .  $  544,457    $  532,072
                                                ==========    ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Borrowings under credit facility . . . . . . .  $  110,000    $  164,900
Bonds payable, net . . . . . . . . . . . . . .      40,628        41,571
Mortgage loans . . . . . . . . . . . . . . . .     120,301        46,306
Due to JLL . . . . . . . . . . . . . . . . . .       1,151         1,123
Due to Affiliated Lessee . . . . . . . . . . .       --               30
Accounts payable and accrued expenses. . . . .       5,880         6,147
Distributions payable. . . . . . . . . . . . .       --            7,000
Minority interest in Operating Partnership . .      22,728        22,417
Minority interest in other partnerships. . . .          10            10

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value, 20,000,000 shares author-
    ized, no shares issued and outstanding . .       --            --
  Common shares of beneficial interest,
    $.01 par value, 100,000,000 shares
    authorized, 16,937,662 and 16,863,052
    shares issued and outstanding at
    September 30, 2000 and December 31, 1999,
    respectively . . . . . . . . . . . . . . .         169           169
  Additional paid-in capital . . . . . . . . .     256,324       255,329
  Retained earnings. . . . . . . . . . . . . .       --            --
  Distributions in excess of
    Retained Earnings. . . . . . . . . . . . .     (12,734)      (12,930)
                                                ----------    ----------
          Total shareholders' equity . . . . .     243,759       242,568
                                                ----------    ----------
          Total liabilities and
            shareholders' equity . . . . . . .  $  544,457    $  532,072
                                                ==========    ==========

           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

               (Dollars in thousands, except per share data)
                                (Unaudited)

                                         For the nine     For the nine
                                         months ended     months ended
                                         September 30,    September 30,
                                             2000             1999
                                         -------------    -------------
Revenues:
  Participating lease revenue:
    Affiliated Lessee. . . . . . . . .     $    23,643       $   21,846
    Other Lessees. . . . . . . . . . .          40,879           37,786
  Interest income:
    Affiliated Lessee. . . . . . . . .             171              171
    Other Lessees. . . . . . . . . . .             154              153
    Other. . . . . . . . . . . . . . .             585              392
  Equity in income of
   Affiliated Lessee . . . . . . . . .              67               73
  Equity in income of
     Joint Ventures. . . . . . . . . .             821            --
  Other income . . . . . . . . . . . .              56               11
                                            ----------       ----------
          Total revenues . . . . . . .          66,376           60,432
                                            ----------       ----------

Expenses:
  Depreciation and other amortization.          21,676           18,562
  Real estate, personal property
    taxes and insurance. . . . . . . .           6,615            6,118
  Ground rent. . . . . . . . . . . . .           2,611            2,545
  General and administrative . . . . .             717              949
  Interest . . . . . . . . . . . . . .          15,427           11,558
  Amortization of deferred financing
    costs. . . . . . . . . . . . . . .             826              733
  Advisory fee . . . . . . . . . . . .           2,874            3,034
  Other. . . . . . . . . . . . . . . .              15              123
                                            ----------       ----------
          Total expenses . . . . . . .          50,761           43,622
                                            ----------       ----------
Income before minority interest and
  writedown of property held for
  sale . . . . . . . . . . . . . . . .          15,615           16,810
Writedown of property held for sale. .           1,266            --
                                            ----------       ----------
Income before minority interest. . . .          14,349           16,810

Minority interest in Operating
  Partnership. . . . . . . . . . . . .           1,217            2,869
                                            ----------       ----------

Net income . . . . . . . . . . . . . .      $   13,132       $   13,941
                                            ==========       ==========

Net income per weighted average
  common share outstanding
   - basic . . . . . . . . . . . . . .      $     0.78       $     0.91
   - diluted . . . . . . . . . . . . .      $     0.77       $     0.91

Weighted average number of
  common shares outstanding
   - basic . . . . . . . . . . . . . .      16,903,187       15,262,241
   - diluted . . . . . . . . . . . . .      16,952,020       15,271,024

           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                         For the three    For the three
                                         months ended     months ended
                                         September 30,    September 30,
                                             2000             1999
                                         -------------    -------------
Revenues:
  Participating lease revenue:
    Affiliated Lessee. . . . . . . . .      $   10,512        $   9,722
    Other Lessees. . . . . . . . . . .          15,282           13,512
  Interest income:
    Affiliated Lessee. . . . . . . . .              57               57
    Other Lessees. . . . . . . . . . .              52               52
    Other. . . . . . . . . . . . . . .             229              144
  Equity in income of
   Affiliated Lessee . . . . . . . . .              45               68
  Equity in income of
     Joint Ventures. . . . . . . . . .             413            --
  Other income . . . . . . . . . . . .           --                  21
                                            ----------       ----------
          Total revenues . . . . . . .          26,590           23,576
                                            ----------       ----------

Expenses:
  Depreciation and other amortization.           7,442            6,604
  Real estate, personal property
    taxes and insurance. . . . . . . .           2,281            2,165
  Ground rent. . . . . . . . . . . . .           1,103            1,033
  General and administrative . . . . .             183              247
  Interest . . . . . . . . . . . . . .           5,671            4,372
  Amortization of deferred financing
    costs. . . . . . . . . . . . . . .             308              253
  Advisory fee . . . . . . . . . . . .           1,151            1,336
  Other. . . . . . . . . . . . . . . .               3              118
                                            ----------       ----------
          Total expenses . . . . . . .          18,142           16,128
                                            ----------       ----------

Income before minority interest. . . .           8,448            7,448

Minority interest in Operating
  Partnership. . . . . . . . . . . . .             716            1,249
                                            ----------       ----------
Net income . . . . . . . . . . . . . .      $    7,732       $    6,199
                                            ==========       ==========

Net income per weighted average
  common share outstanding
   - basic . . . . . . . . . . . . . .      $     0.46       $     0.40
   - diluted . . . . . . . . . . . . .      $     0.45       $     0.40

Weighted average number of
  common shares outstanding
   - basic . . . . . . . . . . . . . .      16,925,815       15,315,174
   - diluted . . . . . . . . . . . . .      17,007,337       15,340,057




           The accompanying notes are an integral part of these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               (Dollars in thousands, except per share data)
                                (Unaudited)


                                         For the nine     For the nine
                                         months ended     months ended
                                         September 30,    September 30,
                                             2000             1999
                                         -------------    -------------

Cash flows from operating activities:
  Net income . . . . . . . . . . . . .      $   13,132       $   13,941
  Adjustments to reconcile net
   income to net cash flow provided
   by operating activities:
    Depreciation and other
      amortization . . . . . . . . . .          21,676           18,562
    Amortization of deferred
      financing costs. . . . . . . . .             826              733
    Bond premium amortization. . . . .            (942)            (943)
    Minority interest in
      Operating Partnership. . . . . .           1,217            2,869
    Options granted to Advisor . . . .             372            --
    Writedown of property held for
      sale . . . . . . . . . . . . . .           1,266            --
    Equity in income (loss) of
      Affiliated Lessee. . . . . . . .             (67)             (73)
    Equity in (income) loss of
      Joint Ventures . . . . . . . . .            (821)           --
  Changes in assets and liabilities:
    Rent receivable from lessees . . .          (7,620)          (7,394)
    Prepaid expenses and other
      assets . . . . . . . . . . . . .          (1,340)           3,227
    Notes receivable . . . . . . . . .             (57)           --
    Due to JLL . . . . . . . . . . . .             440              769
    Accounts payable and accrued
      expenses . . . . . . . . . . . .              26              754
                                            ----------       ----------
          Net cash flow provided
            by operating activities. .          28,108           32,445
                                            ----------       ----------

Cash flows from investing activities:
  Investment in Joint Ventures . . . .          (4,784)           --
  Acquisition of hotel properties. . .           --             (28,233)
  Distributions from Joint Ventures. .             521            --
  Distributions from Affiliated
    Lessee . . . . . . . . . . . . . .              31            --
  Improvements and additions to
    hotel properties . . . . . . . . .         (26,772)         (21,918)
  Funding of notes receivable. . . . .           --                (400)
  Funding of restricted cash
    reserves . . . . . . . . . . . . .         (11,304)         (14,411)
  Proceeds from restricted cash
    reserves . . . . . . . . . . . . .          13,389           13,633
  Proceeds from sale of investment
    in hotel properties. . . . . . . .           4,473            --
                                            ----------       ----------
          Net cash flow used in
            investing activities . . .         (24,446)         (51,329)
                                            ----------       ----------

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                         For the nine     For the nine
                                         months ended     months ended
                                         September 30,    September 30,
                                             2000             1999
                                         -------------    -------------

Cash flows from financing
 activities:
  Borrowings under credit facility . .          39,300           66,530
  Repayments under credit facility . .         (94,200)         (73,130)
  Proceeds from mortgage loans . . . .          74,500           46,500
  Mortgage loan repayments . . . . . .            (505)             (48)
  Payment of deferred financing
    costs. . . . . . . . . . . . . . .          (1,891)            (809)
  Offering costs paid. . . . . . . . .           --                 (57)
  Proceeds from exercise of stock
    options. . . . . . . . . . . . . .             141            --
  Distributions. . . . . . . . . . . .         (21,142)         (20,810)
                                            ----------       ----------
          Net cash flow provided by
            (used in) financing
            activities . . . . . . . .          (3,797)          18,176
                                            ----------       ----------
Net change in cash and
  cash equivalents . . . . . . . . . .            (135)            (708)
Cash and cash equivalents
  at beginning of period . . . . . . .           1,612            1,570
                                            ----------       ----------
Cash and cash equivalents
  at end of period . . . . . . . . . .      $    1,477       $      862
                                            ==========       ==========



























              The accompanying notes are an integral part of
                 these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
               (Dollars in thousands, except per share data)

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

     The Company's operations are conducted primarily through LaSalle Hotel Operating Partnership, L.P., (the "Operating Partnership") of which the Company is the sole general partner with an approximate 91.5% ownership interest at September 30, 2000. Minority interest in the Company represents the approximate 8.5% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     As of September 30, 2000, the Company owned interests in 13 hotels with approximately 5,300 suites/rooms ("the Hotels") located in 11 states. The Company owns 100% equity interests in 11 hotels, a 95.1% equity interest in a partnership which owns one hotel and a 9.9% equity interest in the Chicago Hotel Venture (as defined in Note 4) which also owns one hotel. All of the Hotels are leased under participating leases ("Participating Leases") which provide for rent based on hotel revenues and are managed by independent hotel operators ("Hotel Operators"). Eight of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and four of the Hotels are leased to LaSalle Hotel Lessee, Inc. (the "Affiliated Lessee"). As more fully described in footnote 4 below, the Hotel which is owned by the Chicago Hotel Venture is leased to Chicago 540 Lessee in which the Company also has a 9.9% equity interest.


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

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, the results of its operations for the three and nine months ended September 30, 2000 and September 30, 1999 and its cash flows for the nine months ended September 30, 2000 and September 30, 1999.

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


3.   EARNINGS PER SHARE

     The limited partners' outstanding units in the Operating Partnership ("Units") have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. The computation of basic and diluted EPS is presented below:

                   For the       For the         For the        For the
                nine months    nine months    three months   three months
                   ended          ended          ended          ended
                September 30,  September 30,  September 30,  September 30,
                   2000           1999           2000            1999
                ------------   ------------   ------------   -------------
NUMERATOR:
  Net income . .  $   13,132     $   13,941     $    7,732     $    6,199
                  ==========     ==========     ==========     ==========

DENOMINATOR:
 Weighted
  average
  number of
  common
  shares -
   Basic . . . .  16,903,187     15,262,241     16,925,815     15,315,174
 Effect of
  Dilutive
  Securities:
   Common
     Stock
     Options . .      48,833          8,783         81,522         24,883
                  ----------     ----------     ----------     ----------

 Weighted
  average
  number of
  common
  shares -
    Diluted. . .  16,952,020     15,271,024     17,007,337     15,340,057
                  ==========     ==========     ==========     ==========

                   For the       For the         For the        For the
                nine months    nine months    three months   three months
                   ended          ended          ended          ended
                September 30,  September 30,  September 30,  September 30,
                   2000           1999           2000            1999
                ------------   ------------   ------------   -------------
BASIC EPS:
 Net income
  per weighted
  average
  common share .  $     0.78     $     0.91     $     0.46     $     0.40
                  ==========     ==========     ==========     ==========

DILUTED EPS:
 Net income
  per weighted
  average
  common share .  $     0.77     $     0.91     $     0.45     $     0.40
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


5.   REAL ESTATE SOLD


     On August 16, 2000, the Company sold Holiday Inn Plaza Park for $4,600. The asset had been classified as held for sale since December 31, 1999 and was no longer being depreciated. Based on initial pricing expectations, the net book value of the asset was reduced by $2,000 to $5,508 in 1999. As of June 30, 2000, a purchase and sale agreement had been entered into with an expected net sales proceeds of $4,242. As a result, the Company recognized an additional writedown of $1,266 in the second quarter of 2000, which included $358 of estimated accrued closing costs.


6.   LONG-TERM DEBT

     CREDIT FACILITY

     In 1998, the Company obtained a three-year commitment for a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Amended Credit Facility bear interest at either (i) floating rates equal to LIBOR plus an applicable margin or (ii) an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the three and nine months ended September 30, 2000, the weighted average interest rate was approximately 8.5% and 8.0%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2000. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix and is currently set at 25 basis points. The Company has incurred an unused commitment fee of approximately $63 and $133 for the three and nine months ended September 30, 2000, respectively. As of September 30, 2000, the Company had $110,000 outstanding under the 1998 Amended Credit Facility.

     BONDS PAYABLE

     At September 30, 2000, the Company had outstanding bonds payable of $40,628 of which $40,000 represents the principal balance of the bonds and the remaining $628 represents unamortized premium. The bonds bear interest at a fixed rate of 10% per annum. Interest expense, net of the premium amortization, for the three and nine months ended September 30, 2000 totaled $686 and $2,058 respectively. The bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

     Pursuant to the bond agreement, certain cash reserves are required to be held in trust for payments of interest, credit enhancement fees and ground rent. As of September 30, 2000, these reserves totaled $4,840 and are included in Restricted Cash Reserves.

     MORTGAGE LOANS

     On July 29, 1999, the Company, through the newly formed LHO Financing Partnership I, L.P. (the "Financing Partnership"), entered into a $46,500 mortgage loan (the "1999 Mortgage Loan"). The 1999 Mortgage Loan is secured by the Radisson Convention Hotel located in Bloomington, Minnesota and the Le Meridien Dallas. The loan matures on July 31, 2009 and does not allow for prepayment prior to January 31, 2009, without penalty. The loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the Financing Partnership to hold funds in escrow for the payment of one half year's insurance and real estate taxes. The 1999 Mortgage Loan also requires the Financing Partnership to maintain a certain debt service coverage ratio. At September 30, 2000, the 1999 Mortgage Loan had a principal balance of $45,849.

     On July 27, 2000, the Company, through three newly formed partnerships, LHO Hollywood LM, L.P., LHO New Orleans LM, L.P., and LHO Key West HI, L.P. (the "2000 Financing Partnerships"), entered into three ten-year mortgage loans totaling $74,500 (the "2000 Mortgage Loans"). The 2000 Mortgage Loans are secured by the Le Montrose All-Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Key West Beachside Resort located in Key West, Florida. The loans bear interest at a fixed rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The loan agreements require the 2000 Financing Partnerships to hold funds in escrow for the payment of one half year's insurance and real estate taxes and one month's ground rent. The 2000 Mortgage loans also require the 2000 Financing Partnerships to maintain certain debt service coverage ratios. At September 30, 2000, the 2000 Mortgage Loans had a principal balance of $74,452.


7.   SHAREHOLDERS' EQUITY

     On January 14, 2000, the Company paid its regular fourth quarter distribution of $0.38 per Common Share and Unit.

     On February 14, 2000, pursuant to the advisory agreement, the Company issued 31,318 Common Shares to the Advisor for the incentive portion of the 1999 advisory fee, in lieu of the $412, which would have otherwise been payable to the Advisor.

     On May 15, 2000, the Company paid its regular first quarter distribution of $0.38 per Common Share and Unit.

     On August 14, 2000, the Company paid its regular second quarter distribution of $0.385 per Common Share and Unit.


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

     On February 14, 2000, the Company issued 6,125 Common Shares to the non-affiliated members of its Board of Trustees for 1999 compensation. The Common Shares were issued in lieu of cash, at the trustee's election.
These Common Shares were issued under the 1998 Share Option and Incentive Plan (the "1998 SIP").

     At September 30, 2000, 802,013 Common Shares were available for future grant under the 1998 SIP.


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

                   For the       For the         For the        For the
                nine months    nine months    three months   three months
                   ended          ended          ended          ended
                September 30,  September 30,  September 30,  September 30,
                   2000           1999           2000            1999
                ------------   ------------   ------------   -------------

Total revenues .    $ 81,819       $ 76,594       $ 32,950       $ 30,623
Participating
 lease expense .      23,643         21,846         10,512          9,722
Net income . . .         748            815            506            757


     On July 28, 2000, the Operating Partnership, reached a definitive agreement with the shareholders of LaSalle Hotel Lessee, Inc., ("LHL"), to purchase all of the issued and outstanding shares of capital stock of LHL for $500. LHL leases four of the Company's owned hotels, including Marriott Seaview Resort, Marriott LaGuardia, Omaha Marriott and Harborside Hyatt. This transaction is expected to be effective January 1, 2001. Once acquired, LHL will be a 100% owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions. It is currently anticipated that the full acquisition price for LHL will be expensed in the first quarter of 2001. All of the Company's remaining owned hotels are, and are currently expected to continue to be, leased directly to the current operators of those respective hotels.

10.  COMMITMENTS AND CONTINGENCIES

     The Company is obligated to make funds available to the Hotels for capital expenditures (the "Reserve Funds"), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $10,128 at September 30, 2000 of which $3,689 is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $7,855 have been issued for renovations at the Hotels.

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


11.  RELATED PARTY TRANSACTIONS

     At September 30, 2000, the Company had a payable to JLL of $1,151 for the third quarter base advisory fee.


12.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                              For the         For the
                                            nine months     nine months
                                               ended           ended
                                           September 30,   September 30,
                                               2000            1999
                                           -------------   -------------
Interest paid, net of capitalized
    interest . . . . . . . . . . . . . .         $17,014         $13,301
                                                 =======         =======
Interest capitalized . . . . . . . . . .         $   699         $   152
                                                 =======         =======

Issuance of Units in conjunction with
  the investment in Chicago Hotel
  Venture. . . . . . . . . . . . . . . .         $   300         $  --
                                                 =======         =======
In conjunction with the hotel acquisi-
 tions, the Company assumed the
 following assets and liabilities:
  Purchase of real estate. . . . . . . .         $  --           $28,052
  Note receivable. . . . . . . . . . . .            --               167
  Other assets purchased . . . . . . . .            --                14
                                                 -------         -------
    Acquisition of hotel properties. . .         $  --           $28,233
                                                 =======         =======


13.  SUBSEQUENT EVENT

     On October 16, 2000, the Company declared its third quarter distribution of $0.385 per Common Share and Unit. The distribution is payable on November 15, 2000 to shareholders and unitholders of record at the close of business on October 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     For the quarter ended September 30, 2000, the Company earned participating lease revenue of $25.8 million compared to participating lease revenue of $23.2 million for the quarter ended September 30, 1999. This $2.6 million increase is primarily attributable to increased revenues at the San Diego Paradise Point Resort and LaGuardia Airport Marriott. The San Diego Paradise Point Resort benefitted from room renovations completed in the second quarter of 2000, while LaGuardia Marriott benefitted from strong business and leisure demand in the third quarter of 2000. Partly offsetting these increases were decreases in participating lease revenue caused by decreased occupancy at Omaha Marriott and Le Meridien New Orleans and the sale of Holiday Inn Plaza Park during the third quarter. Third quarter revenues were down at Omaha Marriott due to a moderate decline in business demand and at Le Meridian New Orleans due to reduced citywide group demand.

     Depreciation expense increased to $7.4 million for the quarter ended September 30, 2000 compared to $6.6 million for the quarter ended
September 30, 1999. This $0.8 million increase is attributable to additional depreciation on capital expenditures incurred and placed into service subsequent to September 30, 1999.

     Real estate and personal property taxes, insurance and ground rent increased to $3.4 million for the quarter ended September 30, 2000 compared to $3.2 million for the quarter ended September 30, 1999. This $0.2 million increase is primarily attributable to an increase in real estate taxes at the Hotels.

     General and administrative expense decreased to $0.2 million for the quarter ended September 30, 2000 compared to $0.3 million for the quarter ended September 30, 1999. This $.01 million decrease is attributable to a decrease in general corporate expense.

     Interest expense increased to $5.7 million for the quarter ended September 30, 2000 compared to $4.4 million for the quarter ended
September 30, 1999. The increase of $1.3 million is attributable to a higher weighted average debt outstanding of $278.3 million during the third quarter 2000 compared to $245.7 million for the third quarter 1999. The increase in debt outstanding is a result of the investment in the Chicago Hotel Venture as well as additional borrowings under the 1998 Amended Credit Facility to finance capital improvements during the remainder of 1999 and through the third quarter of 2000. In addition, the weighted average interest rate increased to 8.1% for the quarter ended September 30, 2000 compared to 6.9% for the quarter ended September 30, 1999.

     Advisory fees for the quarter ended September 30, 2000 were relatively unchanged compared to the quarter ended September 30, 1999.

     Minority interest for the quarter ended September 30, 2000 was $0.7 million compared to $1.3 million for the quarter ended September 30, 1999. The $0.5 million decrease was due to fewer Operating Partnership Units ("Units") outstanding during the quarter ended September 30, 2000 as a result of two conversions of Units to Common Shares, which occurred in 1999. This decrease was offset by an increase in income before minority interest of approximately $1.0 million for the quarter ended September 30,

2000 compared to the quarter ended September 30, 1999. At September 30, 2000, approximately 1.6 million Units were outstanding, compared to approximately 3.0 million Units at September 30, 1999.

     COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     For the nine months ended September 30, 2000, the Company earned participating lease revenue of $64.5 million compared to participating lease revenue of $59.6 million for the nine months ended September 30, 1999. This $4.9 million increase is primarily attributable to increased revenues at the San Diego Paradise Point Resort and LaGuardia Airport Marriott. These hotels benefitted from strong group and leisure demand in the first nine months of 2000. Partly offsetting these increases were decreases in participating lease revenue caused by decreased occupancy at Le Meridien Dallas due to reduced citywide group demand and the sale of Holiday Inn Plaza Park during the third quarter 2000.

     Depreciation expense increased to $21.7 million for the nine months ended September 30, 2000 compared to $18.6 million for the nine months ended September 30, 1999. This $3.1 million increase is attributable to additional depreciation on capital expenditures incurred and placed into service subsequent to September 30, 1999. In addition, depreciation expense for the nine months ended September 30, 2000 includes depreciation expense taken on the Hotel Viking for the entire period. Depreciation expense for the nine months ended September 30, 1999 includes depreciation expense for the Hotel Viking since its date of acquisition, June 2, 1999.

     Real estate and personal property taxes, insurance and ground rent increased to $9.2 million for the nine months ended September 30, 2000 compared to $8.7 million for the nine months ended September 30, 1999. This $0.5 increase is primarily attributable to an increase in real estate taxes at the Hotels.

     General and administrative expense decreased to $0.7 million for the nine months ended September 30, 2000 compared to $0.9 million for the nine months ended September 30, 1999. This $0.2 million decrease is attributable to lower annual report costs and a decrease in general legal expense.

     Interest expense increased to $15.4 million for the nine months ended September 30, 2000 compared to $11.6 million for the nine months ended September 30, 1999. The $3.8 million increase is attributable to a higher weighted average debt outstanding of $267.8 million during the first nine months of 2000 compared to $226.1 million during first nine months of 1999.

The increase in debt outstanding is a result of the purchase of the Hotel Viking on June 2, 1999 and the investment in the Chicago Hotel Venture which were financed with borrowings under the 1998 Amended Credit Facility, as well as additional borrowings under the 1998 Amended Credit Facility to finance capital improvements during the remainder of 1999 and through the first nine months of 2000. In addition, the weighted average interest rate increased to 7.8% for the nine months ended September 30, 2000 compared to 6.8% for the nine months ended September 30, 1999. The increase in interest expense was offset by $0.7 million of capitalized interest, which was primarily a result of the $9.5 million renovation and expansion of the Hotel Viking and the continuing renovation of the San Diego Paradise Point Resort during the first nine months of 2000.

     Advisory fees decreased to $2.9 million for the nine months ended September 30, 2000 compared to $3.0 million for the nine months ended September 30, 1999. This decrease is a result of no incentive fees being earned for the nine months ended September 30, 2000.

     On August 16, 2000, the Company sold Holiday Inn Plaza Park for $4.6 million. Based on an expected net sales proceeds of $4.2 million the Company recorded an additional write-down of $1.3 million for the quarter ended June 30, 2000. This write-down is not included in the results of operations for the nine months ended September 30, 1999.

     Minority interest for the nine months ended September 30, 2000 was $1.2 million compared to $2.9 million for the nine months ended
September 30, 1999. The $1.7 million decrease is a result of lower income before minority interest of $2.5 million for the nine months September 30, 2000. In addition, fewer Units were outstanding during the nine months ended September 30, 2000 as a result of two conversions of Units to Common Shares which occurred in 1999. At September 30, 2000, approximately 1.6 million Units were outstanding, compared to approximately 3.0 million Units at September 30, 1999.

     FUNDS FROM OPERATIONS AND EBITDA

     The Company considers Funds From Operations ("FFO") and earnings before interest, taxes, depreciation and amortization ("EBITDA") to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

     The Company believes that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

     The following is a reconciliation between net income and FFO (in thousands, except share data):

                   For the       For the         For the        For the
                nine months    nine months    three months   three months
                   ended          ended          ended          ended
                September 30,  September 30,  September 30,  September 30,
                   2000           1999           2000            1999
                ------------   ------------   ------------   -------------
Net income
 applicable
 to common
 shareholders. .  $   13,132     $   13,941     $    7,732    $     6,199
Depreciation . .      21,669         18,557          7,440          6,602
Equity in
 depreciation
 of Chicago
 Hotel Venture .         568          --               212          --
Writedown
 property held
 for sale. . . .       1,266          --             --             --
Minority
 interest. . . .       1,217          2,869            716          1,249
                  ----------     ----------     ----------     ----------

                   For the       For the         For the        For the
                nine months    nine months    three months   three months
                   ended          ended          ended          ended
                September 30,  September 30,  September 30,  September 30,
                   2000           1999           2000            1999
                ------------   ------------   ------------   -------------

FFO. . . . . . .  $   37,852     $   35,367     $   16,100     $   14,050
                  ==========     ==========     ==========     ==========

Weighted
 average
 number of
 common shares
 and units
 outstanding:
  - basic. . . .  18,477,628     18,418,821     18,501,716     18,422,286
  - diluted. . .  18,526,461     18,427,604     18,583,238     18,447,169


     The following is a reconciliation between net income and EBITDA (in thousands):

                   For the       For the         For the        For the
                nine months    nine months    three months   three months
                   ended          ended          ended          ended
                September 30,  September 30,  September 30,  September 30,
                   2000           1999           2000            1999
                ------------   ------------   ------------   -------------
EBITDA:
Net income . . . $    13,132    $    13,941    $     7,732    $     6,199
Interest . . . .      15,427         11,558          5,671          4,372
Depreciation
 and amorti-
 zation. . . . .      22,502         19,295          7,750          6,857
Equity in
 depreciation/
 amortization of
 Joint Venture .         607          --               226          --
Equity in
 interest ex-
 pense of
 Joint Venture .         751          --               288          --
Minority
 interest. . . .       1,217          2,869            716          1,249
Writedown of
 assets held
 for sale. . . .       1,266          --             --             --
                 -----------    -----------    -----------    -----------
    EBITDA . . . $    54,902    $    47,663    $    22,383    $    18,677
                 ===========    ===========    ===========    ===========


     THE HOTELS

     The following table sets forth historical comparative information with respect to occupancy, average daily rate (ADR) and room revenue per available room (RevPAR) for the comparable Hotels, the non-comparable Hotels and the total Hotel portfolio for the three and nine months ended September 30, 2000 and 1999.

                For the three months ended      For the nine months ended
                       September 30,                   September 30,
                ---------------------------   ----------------------------
                2000      1999     Variance    2000      1999     Variance
                ----      ----     --------    ----      ----     --------
COMPARABLE
HOTELS (1)
Occupancy       77.3%     77.0%       0.4%     76.5%     76.3%       0.3%
ADR           $163.32   $149.70       9.1%   $153.39   $143.68       6.8%
REVPAR        $126.20   $115.30       9.5%   $117.34   $109.62       7.0%

NON-COMPARABLE
HOTELS (1)
Occupancy       81.3%     78.1%       4.1%     65.7%     64.6%       1.7%
ADR           $ 84.98   $ 84.93       0.1%   $140.44   $133.89       4.9%
REVPAR        $ 69.07   $ 66.34       4.1%   $ 92.26   $ 86.50       6.7%

TOTAL
PORTFOLIO
Occupancy       77.5%     77.1%       0.5%     74.2%     73.8%       0.5%
ADR           $158.87   $146.10       8.7%   $150.94   $141.84       6.4%
REVPAR        $123.11   $112.62       9.3%   $111.99   $104.68       7.0%

(1)   Non-Comparable hotels include the following:

           Three months ended September 30 includes Key West.

           Nine months ended September 30 includes Le Montrose, Hotel Viking, Harborside Hyatt, Radisson Convention Hotel, Marriott Seaview, and San Diego Paradise Point Resort for the first quarter; Hotel Viking and San Diego Paradise Point Resort for the second quarter; Key West for the third quarter.

           Comparable hotels include all Hotels excluding those in Non-Comparable hotels.

     For the quarter ended September 30, 2000, the Company experienced RevPAR growth of 9.3% for its portfolio compared to the quarter ended September 30, 1999. The Company's Hotels benefitted from strong continued demand from business and leisure travelers, their locations in high barrier to entry resort, convention and urban markets and renovations that took place during 1999 and 2000. During the second quarter 2000, the Company completed its approximately $9.5 million renovation and expansion of the Hotel Viking in Newport, Rhode Island and its room renovations at the San Diego Paradise Point Resort.


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

     In 1998, the Company entered into a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. Borrowings under the 1998 Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the three and nine months ended September 30, 2000, the weighted average interest rate was approximately 8.5% and 8.0%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2000. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings or leverage based pricing matrix and is currently set at 25 basis points. The 1998 Amended Credit Facility matures on April 30, 2001 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness.

     In June 1998, the Company acquired the Harborside Hyatt subject to $40 million principal amount of special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). In conjunction with the Massport Bonds, the Company recorded a premium of $3.5 million of which $0.6 million remains unamortized at September 30, 2000. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the three and nine months ended September 30, 2000 totaled $0.7 million and $2.1 million, respectively. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

     On July 29, 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. The 1999 Mortgage Loan is collateralized by the Radisson Convention hotel located in Bloomington, Minnesota and the Le Meridien Dallas. Interest expense for the three and nine months ended September 30, 2000 was $0.9 and $2.8 million, respectively. The 1999 Mortgage Loan had a balance of $45.8 million at September 30, 2000.

     On July 27, 2000, the Company, entered into three ten-year mortgage loans totaling $74.5 million (the "2000 Mortgage Loans"). The loans are subject to a fixed interest rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The 2000 Mortgage Loans are secured by the Le Montrose All-Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Key West Beachside Resort located in Key West, Florida. Interest expense for the three and nine months ended September 30, 2000 was $1.1 million. The 2000 Mortgage Loans had a balance of $74.5 million at September 30, 2000.

     On September 30, 2000, the Company had approximately $1.5 million of cash and cash equivalents and had approximately $110.0 million outstanding under its 1998 Amended Credit Facility.

     Net cash provided by operating activities was approximately $28.1 million for the nine months ended September 30, 2000, primarily due to the collections of Participating Lease revenues, which was offset by payments for real estate taxes, personal property taxes, insurance, ground rent and the second quarter base advisory fee.

     Net cash used in investing activities was approximately $24.4 million for the nine months ended September 30, 2000 due primarily to outflows for improvements and additions at the Hotels and outflows for the investment in Joint Venture, offset by proceeds from the sale of hotel properties.

     Net cash used in financing activities was approximately $3.8 million for the nine months ended September 30, 2000 attributable to net borrowings under the 1998 Amended Credit Facility to finance the investment in the Joint Ventures and the extensive renovations at the Hotels, offset by the payment of the fourth quarter 1999, first quarter 2000 and second quarter 2000 distribution to shareholders and unitholders.

     During the nine months ended September 30, 2000, the Company granted 333,500 stock options from the 1998 SIP at strike prices ranging between $11.50 and $14.38. The options granted to employees of the Advisor vest over three years, while the options granted to the Advisor vested on the date of grant. The options granted during 2000 have lives between seven and ten years from the date of grant.

     The Company is obligated to make funds available to the Hotels for capital expenditures (the Reserve Funds), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $10.1 million at September 30, 2000, of which $3.7 million is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $7.9 million have been issued for renovations at the Hotels.

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

     The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended (the "Code"). The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, under the 1998 Amended Credit Facility or other indebtedness, or the issuance of additional equity securities.

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

     On July 28, 2000, the Operating Partnership, reached a definitive agreement with the shareholders of LaSalle Hotel Lessee, Inc., ("LHL"), to purchase all of the issued and outstanding shares of capital stock of LHL for $500. LHL leases four of the Company's owned hotels, including Marriott Seaview Resort, Marriott LaGuardia, Omaha Marriott and Harborside Hyatt. This transaction is expected to be effective January 1, 2001. Once acquired, LHL will be a 100% owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions. It is currently anticipated that the full acquisition price for LHL will be expensed in the first quarter of 2001. On a per share/unit basis, this acquisition is expected to be $0.00-$0.01 accretive in 2001, and $0.02-$0.03 accretive each year thereafter. All of the Company's remaining owned hotels are, and are expected to continue to be, leased directly to the current operators of those respective hotels.

INFLATION

     The Company's revenues come primarily from the Participating Leases, which will result in changes in the Company's revenues based on changes in the underlying Hotels' revenues. Therefore, the Company relies entirely on the performance of the Hotels and the lessees' abilities to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the Lessees' and the Hotel Operators abilities to raise rates faster than inflation or even at the same rate.

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

     In 1998, the Company obtained the 1998 Amended Credit Facility, which provides for a maximum borrowing amount of up to $235 million. Borrowings under the 1998 Amended Credit Facility bear interest at variable market rates. At September 30, 2000, the Company's outstanding borrowings under the 1998 Amended Credit Facility were $110 million. The weighted average interest rate under the facility for the three and nine months ended September 30, 2000 was 8.5% and 8.0%, respectively. A .25% change in interest rates would have changed interest expense by $0.3 million for the nine months ended September 30, 2000. This change is based upon the weighted average borrowings under the 1998 Amended Credit Facility for the nine months ended September 30, 2000, which were $165.1 million.

     At September 30, 2000, the Company also had outstanding bonds payable of $40.6 million, of which $40.0 million represents the principal balance of the bonds and the remaining $0.6 million represents unamortized premium.

The bonds bear interest at a fixed rate. For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company, unless the Company is required to refinance such debt. At September 30, 2000, the carrying value of the bonds approximated their fair value.

     In 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule. At September 30, 2000, the 1999 Mortgage Loan had a balance of $45.8 million. At September 30, 2000, the carrying value of the 1999 Mortgage Loan approximated its fair value.

     On July 2000, the Company entered into three ten-year mortgage loans totaling $74.5 million (the "2000 Mortgage Loans"). The loans are subject to a fixed interest rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. At September 30, 2000, the 2000 Mortgage Loans had a balance of $74.5 million. At September 30, 2000, the carrying value of the 2000 Mortgage Loans approximated its fair value.

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

     NOT APPLICABLE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NOT APPLICABLE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


ITEM 5.  OTHER MATTERS.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations and communications by the Company or its management and written and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of the Company to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed under "Business", Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere in the Company's annual report on Form 10-K for the year ended December 31, 1999, under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, under "Certain Relationships and Related Transactions" and elsewhere in the Company's proxy statement with respect to the annual meeting of shareholders held on May 17, 2000, under "Risk Factors" and elsewhere in the Company's Registration Statement (No. 333-77371), under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in this Report, and in other reports filed by the Company with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any change in events or circumstances or in the Company's expectations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. A list of exhibits is set forth in the Exhibit Index which immediately precedes the exhibits and which is incorporated by reference herein.

        (b)     Reports of Form 8-K.

                     A report on Form 8-K dated July 31, 2000 was filed on July 31, 2000. The report includes the Company's press release, dated July 14, 2000, which reported earnings for the quarter ended June 30, 2000.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             LASALLE HOTEL PROPERTIES




Dated:  November 8, 2000     BY:    /s/ HANS S. WEGER
                                    ------------------------------
                                    Hans S. Weger
                                    Executive Vice President,
                                    Treasurer and Chief
                                    Financial Officer
                                    (Authorized Officer and
                                    Principal Financial and
                                    Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                       Description
-------                      -----------

27                           Financial Data Schedule