Form 10-K
period 2000-12-31
LASALLE HOTEL PROPERTIES
filed 2001-03-27
CIK 1053532

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


        [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 2000


        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____ to ____.

                      Commission file number 1-14045


                         LASALLE HOTEL PROPERTIES
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


             Maryland                               36-4219376
      -------------------------         ---------------------------------
      (State or other jurisdic-         (IRS Employer Identification No.)
      tion of incorporation or
      organization)


4800 Montgomery Lane, Suite M25, Bethesda, Maryland          20814
----------------------------------------------------       ----------
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

As of March 21, 2001, there were 18,250,024 shares of the Registrant's Common Shares issued and outstanding. The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant (17,698,214 shares) at March 21, 2001 was approximately $281.6 million. The aggregate market value was calculated by using the closing price of the stock as of that date on the New York Stock Exchange.



                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders to be held on May 16, 2001 are incorporated by reference in
Part III of this report.

                         LASALLE HOTEL PROPERTIES

                                   INDEX

                                                                FORM 10-K
                                                                 REPORT
ITEM NO.                                                          PAGE
--------                                                        ---------

                                  PART I


 1.        Business. . . . . . . . . . . . . . . . . . . . . . .     4
 2.        Properties. . . . . . . . . . . . . . . . . . . . . .    10
 3.        Legal Proceedings . . . . . . . . . . . . . . . . . .    17
 4.        Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . . . . . . .    17



                                  PART II


 5.        Market for Registrant's Common Shares and
           Related Shareholder Matters . . . . . . . . . . . . .    17
 6.        Selected Financial Data . . . . . . . . . . . . . . .    19
 7.        Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . .    22
 7A.       Quantitative and Qualitative Disclosures
           About Market Risk . . . . . . . . . . . . . . . . . .    32
 8.        Consolidated Financial Statements and
           Supplementary Data. . . . . . . . . . . . . . . . . .    32
 9.        Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure. . . . . . . .    33



                                 PART III


10.        Trustees and Executive Officers of the Registrant . .    33
11.        Executive Compensation. . . . . . . . . . . . . . . .    33
12.        Security Ownership of Certain Beneficial
           Owners and Management . . . . . . . . . . . . . . . .    33
13.        Certain Relationships and Related Transactions. . . .    33



                                  PART IV


14.        Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . . . . . . . . .    34

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



                                  PART I

ITEM 1.  BUSINESS (dollars in thousands)

GENERAL

     The Company was organized as a Maryland real estate investment trust on January 15, 1998 to own hotel properties and to continue and expand the hotel investment activities of Jones Lang LaSalle Incorporated (formerly LaSalle Partners Incorporated) and certain of its affiliates (collectively "JLL"). From its inception through December 31, 2000, JLL acted as an external advisor providing management, acquisition, advisory and administration services pursuant to an Advisory Agreement and Employee Lease Agreement (collectively the "Advisory Agreement"). Effective
January 1, 2001, the Company terminated the Advisory Agreement and relationship with LaSalle Hotel Advisors, Inc. (the "Advisor"), a wholly owned subsidiary of JLL and became self-managed. As of January 1, 2001, all of the management and staff of the Advisor have become employees of the Company. As of December 31, 2000, the Company owned interests in 13 hotels with approximately 5,300 guest rooms (the "Hotels") located in eleven states. All of the Hotels are leased under participating leases ("Participating Leases") which provide for rent equal to the greater of base rent ("Base Rent") or participating rent ("Participating Rent") which is based on fixed percentages of gross hotel revenues. All of the Hotels are managed by independent hotel operators ("Hotel Operators"). The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986, as amended (the "Code").

     Substantially all of the Company's assets are held by, and all of its operations are conducted through LaSalle Hotel Operating Partnership, L.P. (the "Operating Partnership"). The Company is the sole general partner with an approximate 91.6% ownership at December 31, 2000. At December 31, 2000, continuing investors held, in the aggregate, 1,539,147 Units or an 8.4% limited partnership interest in the Operating Partnership. The outstanding Units are redeemable at the option of the holder for a like number of Common Shares of the Company, or, at the option of the Company, for the cash equivalent thereof. On January 1, 2001, JLL and its affiliates redeemed 964,334 Units resulting in only 574,813 Units or 3.1% of the Operating Partnership not held by LHO.

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

     The Company's principal offices are located at 4800 Montgomery Lane, Suite M25, Bethesda, MD 20814.


FORMATION, INITIAL PUBLIC OFFERING AND SUBSEQUENT ACQUISITIONS/DISPOSITIONS

     The Company completed its initial public offering (the "IPO") on April 29, 1998. In connection with the IPO, the Company raised gross proceeds of $255.6 million and net proceeds (after deducting underwriting discounts and offering expenses) of approximately $234.1 million. The Company contributed all of the net proceeds of the IPO to LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), in exchange for an approximate 82.6% general and limited partnership interest in the Operating Partnership. The Operating Partnership used the net proceeds from the Company, the issuance of an additional 0.9 million Common Shares, the issuance of 1.3 million rights to purchase Common Shares and the issuance of 3.2 million limited partnership interests ("Units"), representing approximately 17.4% of the Operating Partnership, to acquire ten upscale and luxury full service hotels (the "Initial Hotels").

     The Company completed the acquisition of two additional hotel properties during 1998. On June 1, 1998, the Company acquired a 95.1% interest in the 457-room San Diego Paradise Point Resort for an aggregate purchase price of $73.0 million. On June 24, 1998, the Company acquired a 100% interest in the 270-room Harborside Hyatt Conference Center & Hotel for an aggregate purchase price of $73.5 million.

     On June 2, 1999, the Company acquired a 100% interest in the 182-room Hotel Viking and the adjacent 12-room inn in Newport, Rhode Island (the "Newport Property") through an indirect subsidiary, LHO Viking Hotel, L.L.C. (the "Viking Subsidiary LLC"). The Viking Subsidiary LLC is a limited liability company, of which the Operating Partnership is the sole member. The Newport Property was acquired from Bellevue Properties Inc. ("Bellevue"), for an aggregate purchase price of $28.0 million funded with proceeds from a borrowing under the Company's 1998 Amended Credit Facility.

     On January 25, 2000, the Company entered into a joint venture arrangement (the "Chicago Hotel Venture") with an institutional investor to acquire the 1,176-room Chicago Marriott Downtown (the "Chicago Property") in Chicago, Illinois. The Company through the Operating Partnership, owns a 9.9% equity interest in the Chicago Hotel Venture. The Company will receive an annual preferred return in addition to its pro rata share of annual cash flow. The Company will also have the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. The Chicago Property was leased to Chicago 540 Lessee, Inc., in which the Company also owns a 9.9% equity interest. The institutional investor owns a 90.1% controlling interest in both the Chicago 540 Hotel Venture and Chicago 540 Lessee, Inc. Marriott International continues to operate and manage the Chicago Property.

     On July 28, 2000, the Operating Partnership reached a definitive agreement with the shareholders of LaSalle Hotel Lessee, Inc. ("LHL"), to purchase all of the issued and outstanding shares of capital stock of LHL for $500. LHL leases four of the Company's owned hotels, including Marriott Seaview Resort, LaGuardia Airport Marriott, Omaha Marriott and Harborside Hyatt Conference Center and Hotel. Effective January 1, 2001, LHL is a 100% owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions. It is currently anticipated that the cost associated with the transaction will be expensed in the first quarter of 2001.

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

     On November 15, 2000, the Company announced its Board of Trustees voted to become a self-managed company effective January 1, 2001 and terminate its advisory relationship with the Advisor. In connection with the termination, the Advisor will receive $600 for 2001 transition services and the Company will purchase assets used to operate the Company at book value. The entire management team has become employees of LHO and continues to oversee and manage all activities of the Company under the new self-managed structure.

     Prior to January 1, 2001, the effective date of the REIT Modernization Act, in order for the Company to satisfy certain requirements for qualifications as a REIT, neither it nor the Operating Partnership could lease or operate any of the hotels in which it invested. Accordingly, four of the Company's Hotels were leased to LHL. The Company owned a 9% interest in LHL in which the Company together with JLL and LPI Charities, a charitable corporation organized under the laws of the state of Illinois, made all material decisions concerning the LHL's business affairs and operations. The remaining nine Hotels were and will continue to be leased to unaffiliated lessees (affiliates of whom also operate these Hotels).

THE ADVISOR

     Upon completion of the IPO, the Company entered into the Advisory Agreement with the Advisor to provide acquisition, management, advisory and administrative services to the Company. The initial term of the Advisory Agreement extended through December 31, 1999, subject to successive, automatic one year renewals unless terminated according to the terms of the Advisory Agreement. The Company's Board of Trustees approved the renewal of the Advisory Agreement through December 31, 2000. Under the agreement, the Company had the ability to terminate the Advisory Agreement without termination fees or penalties upon notice given of at least 180 days. On November 15, 2000, the Company's Board of Trustee's approved the early termination of the Advisory Agreement and voted to become a self-managed REIT effective January 1, 2001. The Company will pay the Advisor $600 for 2001 transition services including waiving the termination notice period, and providing support and advice through the first quarter of 2001. In addition, the Company will purchase at book value, the assets used to operate the Company.

GROWTH STRATEGIES

     The Company's primary objectives are to provide a stable stream of income to its shareholders through increases in distributable cash flow and to increase long-term total returns to shareholders through appreciation in the value of its Common Shares. To achieve these objectives, the Company seeks to (i) enhance the return from, and the value of, the Company's Hotels and any additional hotels and (ii) invest in or acquire additional hotel properties on favorable terms.

     The Company seeks to achieve revenue growth principally through
(i) renovations and/or expansions at certain of the Company's Hotels,
(ii) acquisitions of full service hotel properties located in convention, resort, urban and major business markets in the U.S. and abroad, especially upscale and luxury full service hotels in such markets where the Company perceives strong demand growth or significant barriers to entry, and (iii) selective development of hotel properties, particularly upscale and luxury full service properties in high demand markets where development economics are favorable.

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

 .     have expansion opportunities.

     The Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally. Additionally, the Company believes that having multiple independent Hotel Operators creates a network that will continue to generate significant acquisition opportunities.

RECENT DEVELOPMENTS

     The Company is actively marketing Radisson Hotel Tampa for sale. Accordingly, the asset was classified as held for sale on December 6, 2000 and depreciation was suspended as of that date. Based on initial pricing expectations, the Company recognized a writedown of $11,030, reducing the net book value of the asset to $17,027 in 2000, which included $200 of estimated accrued closing costs. There can be no assurance that real estate held for sale will be sold.

     On February 26, 2001, the Company terminated the operating lease on the Hotel Viking with Bellevue Properties, Inc. and entered into a lease with LHL on essentially the same terms. Bellevue Properties, Inc. received $840 in payment relating to termination, tax settlement due under the Purchase and Sale Agreement and other items. Noble House Hotel and Resorts replaced Bellevue Properties, Inc. as manager for the property.

     On March 1, 2001, the Company redeemed the $40.0 million tax-exempt Massport Bonds, which had a 10.0% coupon. Proceeds for the redemption were derived from $37.1 million of tax exempt and $5.4 million of taxable bonds, each having a 17-year maturity, bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation. The letters of credit are collateralized by the Harborside Hyatt Conference Center and Hotel. The excess proceeds of approximately $5,900 were used to pay down borrowings on the 1998 Second Amended Credit facility.

     On March 8, 2001, the Company acquired a 100% interest in four full-service hotels with a total of 502 guest rooms in Washington, D.C. for an aggregate purchase price of approximately $44.0 million. Each of the four hotels will be fully renovated, improved and repositioned as unique high-end, independent boutique hotels. The Company will undertake the redevelopment program, currently projected at a total of approximately $30.0 million, in conjunction with the Kimpton Hotel & Restaurant Group, LLC who was also retained to manage and operate the hotel collection.
These four hotels have operated as the 99-room Canterbury Hotel, located at 1733 N Street, NW; the 82-room Clarion Hampshire House Hotel at 1310 New Hampshire Avenue, NW; the 137-room Quality Hotel and Suites Downtown at 1315 16th Street, NW; and the 184-room Howard Johnson Plaza Hotel and Suites, 1430 Rhode Island Avenue, NW. Originally constructed as apartment buildings, each hotel features either large rooms or suites. Upon completion of the redevelopment program, LaSalle intends to rename each property and the Kimpton Group will operate each as independent, non-branded boutique hotels.

HOTEL RENOVATIONS

     The Company believes that its regular program of capital improvements at its Hotels, including replacement and refurbishment of furniture, fixtures, and equipment ("FF&E"), helps maintain and enhance their competitiveness and maximizes revenue growth under the Participating Leases. During the year ended December 31, 2000, the Company spent approximately $32.5 million on renovations and additional capital improvements at the Hotels. Additionally, the Company is planning to spend approximately $14.0 to $16.0 million on renovations and additional capital improvements at the Hotels during 2001.

     Under the Participating Leases, the Company established a reserve for capital improvements at the Hotels (the "Reserve Funds"). The Reserve Funds have not been recorded on the books and records of the Company, as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds range from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds was approximately $10.5 million at December 31, 2000, of which $3.4 million is available in restricted cash reserves for future capital expenditures.

TAX STATUS

     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a result, the Company generally will not be subject to corporate income tax on that portion of its net income that is currently distributed to shareholders. A REIT is subject to a number of highly technical and complex organizational and operational requirements, including requirements with respect to the nature of its gross income and assets and a requirement that it currently distribute at least 90% of its taxable income. The Company may, however, be subject to certain state and local taxes on its income and property.

     Effective January 1, 2001, LHL, a 100% owned subsidiary of the Company, is a taxable-REIT subsidiary ("TRS") and as such is required to pay income taxes at the applicable rates.

SEASONALITY

     The Hotels' operations are seasonal. Eight of the Company's Hotels maintain higher occupancy rates during the second and third quarters. The Marriott Seaview Resort generates a large portion of its revenue from golf related business and, as a result, revenues fluctuate according to the season and the weather. Radisson Hotel Tampa and Le Montrose All Suite Hotel and Le Meridien Dallas experience their highest occupancies in the first quarter, while Holiday Inn Beachside Resort and Le Meridien New Orleans experience their highest occupancies in the first and second quarters. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Participating Leases.

ENVIRONMENTAL MATTERS

     Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under, or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner's ability to borrow using such property as collateral. Furthermore, a person who arranges for the disposal or treatment of a hazardous or toxic substance at a property owned by another, or who transports such substance to such property, may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral.
In connection with the ownership and operation of the Hotels, the Company, the Operating Partnership, or the Lessee, as the case may be, may be potentially liable for such costs.

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

EMPLOYEES

     Effective January 1, 2001, the Company has 19 employees. Prior to January 1, 2001, the date the Company became self-managed, the Company had no employees. The Advisor managed the day-to-day operations of the Company. All persons employed in the day-to-day operations of the Company's Hotels are employees of the management companies engaged by the Lessees to operate such hotels.


ITEM 2.  PROPERTIES

     HOTEL PROPERTIES

     At December 31, 2000, the Company owned interests in the following 13 hotel properties:

                                     Number of
                                       Guest
Property                               Rooms          Location
--------                             ---------        --------

Radisson Convention Hotel               565           Bloomington, MN

Le Meridien New Orleans                 494           New Orleans, LA

Le Meridien Dallas                      407           Dallas, TX

Marriott Seaview Resort                 297           Absecon, NJ
                                                      (Atlantic City)

Holiday Inn Beachside Resort            222           Key West, FL

San Diego Paradise Point Resort         457           San Diego, CA

LaGuardia Airport Marriott              438           New York, NY

Omaha Marriott Hotel                    299           Omaha, NE

Radisson Hotel Tampa                    269           Tampa, FL

Le Montrose All Suite Hotel             132           West Hollywood, CA

Harborside Hyatt Conference
  Center & Hotel                        270           Boston, MA

Hotel Viking                            237           Newport, RI

Chicago Marriott Downtown             1,176           Chicago, IL


     RADISSON CONVENTION HOTEL. Radisson Convention Hotel is an upscale full service convention hotel located at the intersection of Interstate 494 and Highway 100, approximately 15 minutes from the Minneapolis/St. Paul International Airport, and five miles from the Mall of America. The hotel is leased to and operated by affiliates of Radisson Group, Inc. ("Radisson").

     LE MERIDIEN NEW ORLEANS. Le Meridien New Orleans is a luxury full service convention oriented hotel located in downtown New Orleans, a major convention city. The hotel is centrally located across the street from the French Quarter and near the central business district, the Ernest N. Morial Convention Center and the New Orleans Superdome. The hotel has received the AAA Four Diamond award for 15 consecutive years. The hotel is subject to a 99-year ground lease, which expires May 2081. The hotel is leased to and operated by affiliates of Le Meridien Hotels & Resorts ("Meridien").

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

     MARRIOTT SEAVIEW RESORT. Marriott Seaview Resort is a luxury golf and conference resort located in Brigantine Bay, approximately nine miles north of Atlantic City, New Jersey. The hotel is leased to LHL and operated by Marriott International, Inc. ("Marriott") pursuant to a long-term incentive-based operating agreement. The resort received the AAA four diamond award at the beginning of 2001.

     HOLIDAY INN BEACHSIDE RESORT. Holiday Inn Beachside Resort is an upscale full service resort comprised of several one, two and three-story buildings, located on an approximately 7.8 acre parcel north of U.S. 1 on the beach facing the gulf of Mexico. The resort is located on the island of Key West, considered to have the most consistent weather in Florida, and benefits from the island's reputation as a popular tourist destination.
The hotel is leased to and operated by affiliates of Crestline Hotel &
Resorts.

     SAN DIEGO PARADISE POINT RESORT. San Diego Paradise Point Resort is a luxury resort that lies on 44 acres and has nearly one mile of beachfront and is located in the heart of Mission Bay on Vacation Island, a 4,600-acre aquatic park in southwest San Diego County. The resort is minutes away from the San Diego International Airport and convenient to many major San Diego tourist attractions including Sea World, Old Town, Downtown San Diego, the San Diego Convention Center, Qualcomm Stadium and the San Diego Zoo. The hotel is subject to a 50-year ground lease, which expires June 2049. The hotel is leased to and operated by WestGroup San Diego Associates, Ltd ("WestGroup"), an affiliate of Noble House Hotels and Resorts.

     LAGUARDIA AIRPORT MARRIOTT. LaGuardia Airport Marriott is an upscale full service urban/major business hotel located directly across from New York's LaGuardia Airport. The hotel is five minutes from Shea Stadium and the USTA National Tennis Center and 20 minutes from Manhattan. The hotel is leased to LHL and operated by Marriott pursuant to a long-term incentive based operating agreement.

     OMAHA MARRIOTT HOTEL. Omaha Marriott Hotel is an upscale full service major business hotel located in the western suburbs of Omaha at one of the city's busiest intersections (I-680 and West Dodge Road). The hotel is located in the Regency Office Park, a mixed use development containing over 865,000 square feet of office and retail space, and directly across West Dodge Road from Westroads Shopping Center, the largest shopping mall in Omaha. The hotel is leased to LHL and operated by Marriott pursuant to a long-term incentive based operating agreement.

     RADISSON HOTEL TAMPA. The Radisson Hotel Tampa is an upscale full service major business hotel located in east suburban Tampa, Florida. The hotel is situated at the entrance to Sabal Business Park, a three million square foot office complex. The hotel is near Busch Gardens and Raymond James Stadium, 50 minutes from Walt Disney World in Orlando, and a 35 minute drive to Tampa International Airport. The hotel is leased to and operated by Radisson. The Company is actively marketing Radisson Hotel Tampa for sale. Accordingly, the asset was classified as held for sale on December 6, 2000 and deprecation was suspended as of that date.

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

     HARBORSIDE HYATT CONFERENCE CENTER & HOTEL. Harborside Hyatt Conference Center & Hotel is a full-service luxury conference and airport hotel located adjacent to Boston's Logan International Airport along the Boston waterfront. The property features 19,000 square feet of meeting space and is directly across from Boston's central business district and next to the Ted Williams tunnel, providing convenient access to downtown Boston. The property is subject to a long-term ground lease from Massport, Logan International Airport's owner and operating authority. The hotel is leased by LHL and operated by Hyatt pursuant to a long-term incentive-based operating agreement.

     THE HOTEL VIKING. The Hotel Viking is a full-service upscale resort located on Bellevue Avenue in Newport, RI, a resort area that is rapidly becoming a year round hotel market. The Hotel offers 29,000 square feet of meeting space, a restaurant, a lounge and a rooftop bar. The property also includes the fully restored Kay Chapel and Trinity Parish House, both adjacent to the Hotel. The hotel was leased and operated by Viking Hotel Corporation, an affiliate of Bellevue Properties Inc. On February 26, 2001, the Company terminated the operating lease with Bellevue Properties, Inc. and entered into a lease with LHL. Noble House Hotel and Resorts replaced Bellevue Properties, Inc. as manager for the property.

     CHICAGO MARRIOTT DOWNTOWN. The Chicago Marriott Downtown is a full-service, upscale convention hotel located at the intersection of North Michigan Avenue and Ohio Street in the heart of downtown Chicago's world famous "Magnificent Mile". The property has over 60,000 square feet of meeting space, five food and beverage outlets, a health club and sports center, a business center and a gift shop. The Chicago Marriott Downtown has superb visibility and allows guests convenient access to a variety of attractions. A world-renowned shopping destination, the "Magnificent Mile" is home to such retailers as Neiman Marcus, Saks Fifth Avenue, Marshall Fields, and Niketown. The hotel is operated and managed by Marriott.

THE PARTICIPATING LEASES

     Prior to January 1, 2001, the effective date for the REIT Modernization Act, in order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership was able to or could operate hotels or related properties. The Operating Partnership leased the Hotels to certain lessees ("Lessees") for terms of between six and 11 years (from commencement) pursuant to separate Participating Leases that provide for rent equal to the greater of Base Rent or Participating Rent and which set forth the Lessees' required capitalization and certain other matters. Unless otherwise noted, each Participating Lease contains the provisions described below.

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

     BASE RENT; PARTICIPATING RENT; ADDITIONAL CHARGES. Each Participating Lease requires the applicable Lessee to pay (x) the greater of (i) Base Rent in a fixed amount (ii) Participating Rent based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at the applicable Hotel, and (y) certain other amounts, including utility charges, certain impositions and insurance premiums, and interest accrued on any late payments or charges ("Additional Charges"). Each lease year, the Base Rent and Participating Rent thresholds are increased to reflect any increase in the applicable Consumer Price Index published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers ("CPI").
Lessees are required to pay Base Rent monthly in arrears by the first day of each calendar month, and Participating Rent is payable quarterly in arrears by the twentieth day of each fiscal quarter, except for the Hotels operated by Marriott, the Hotel operated by Hyatt and Hotel Viking, whose rents are due in accordance with their respective Participating Leases, as defined. Participating Rent is calculated based on the year-to-date departmental receipts as of the end of the preceding fiscal quarter, plus the prorated amount of each of the applicable departmental thresholds for the fiscal quarter, or portion thereof, minus the cumulative Participating Rent previously paid for such fiscal year and the cumulative Base Rent paid for such fiscal year as of the end of the preceding fiscal quarter.

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

     The Company has sold certain FF&E to the Lessees of Radisson Convention Hotel and Le Meridien Dallas at its book value in exchange for promissory notes receivable ("FF&E Notes") of approximately $1.0 million and $.6 million, respectively. The FF&E Notes bear interest at 6.0% and 5.6% per annum, respectively, and are payable in monthly installments of interest only. These FF&E Notes have an initial term of five years unless extended at the Company's option. Additionally, the Company provided working capital to each of the Lessees in the aggregate amount of $5.8 million in exchange for a note receivable ("Working Capital Notes"). The Working Capital Notes bear interest at either 5.6% or 6.0% per annum, and are payable in monthly installments of interest only. The term of each Working Capital Note is identical to the term of the related Participating Lease. Payments made under the FF&E Notes and the Working Capital Notes are used to reduce the related Participating Lease payments by an equal amount. The total of the interest income payments and Participating Lease payments will be equal to the amounts calculated by applying the rent provisions of the Participating Leases to the revenues of the Hotels.

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

ITEM 3.  LEGAL PROCEEDINGS

     Each of the Company and the Operating Partnership is not aware of any material pending or threatened legal proceedings to which the Company or the Operating Partnership, or any of their subsidiaries is a party or of which any of their property is subject.



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



                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND
         RELATED SHAREHOLDER MATTERS

     MARKET INFORMATION

     The Common Shares of the Company began trading on the New York Stock Exchange ("NYSE") on April 24, 1998 under the symbol "LHO". The following table sets forth for the indicated periods the high and low sales for the Common Shares and the cash distributions declared per share:

                                      High         Low       Distributions
                                      ----         ---       -------------
2000
----

First quarter                         $13-3/8      $11-3/16      $0.380
Second quarter                        $15-1/8      $12-1/2       $0.385
Third quarter                         $15-1/8      $13-3/4       $0.385
Fourth quarter                        $15-7/8      $14           $0.385

1999
----

First quarter                         $13-11/16    $10-1/2       $0.375
Second quarter                        $15-15/16    $12-7/16      $0.380
Third quarter                         $16-1/8      $12-3/4       $0.380
Fourth quarter                        $13          $10-13/16     $0.380


SHAREHOLDER INFORMATION

     As of March 14, 2001, there were 223 record holders of the Company's Common Shares, including shares held in "street name" by nominees who are record holders, and approximately 7,500 beneficial holders.

     In order to comply with certain requirements related to qualification of the Company as a REIT, the Company's Amended and Restated Declaration of Trust limits the number of Common Shares that may be owned by any single person or affiliated group to 9.8% of the outstanding Common Shares.

DISTRIBUTION INFORMATION

     In 2000, the Company paid $1.535 per Common Share in distributions, of which 82.25% represented ordinary income and 17.75% represented return of capital for tax purposes.

     The Company currently anticipates that it will maintain at least the distribution rates experienced over the past two years in the near term, unless actual results of operations, economic conditions or other factors differ from its current expectations. The declaration of distributions by the Company is in the sole discretion of the Company's Board of Trustees and depends on the actual cash flow of the Company, its financial condition, capital expenditure requirements for the Company's Hotels, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant.

UNITS

     In conjunction with the IPO, 3,181,723 Units were issued on April 29, 1998 (inception). On August 24, 1999, November 29, 1999 and October 24, 2000, 180,636, 1,441,853, and 36,754 Units were converted to Common Shares, respectively. On January 25, 2000, 16,667 Units were issued in connection with the Chicago Hotel Venture. At December 31, 2000, there were 1,539,147 Units outstanding. On January 1, 2001, JLL and its affiliates converted 964,334 Units to Common Shares. Unitholders receive distributions per unit in the same manner as distributions distributed on a per share basis to the common shareholders.


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

     On January 25, 2000, in conjunction with the Chicago Hotel Venture and the acquisition of the Chicago Property, the Company issued 16,667 Units to Buck 540 Hotel Company LLC for consideration of approximately $300. This sale was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements thereof provided by Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED FINANCIAL INFORMATION

     The following tables set forth selected historical operating and financial data for the Company and selected historical financial data for LRP Bloomington Limited Partnership, which is the predecessor of the Company (the "Predecessor"). The selected historical financial data for the Company for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, and the selected historical financial data for the Predecessor for the period from January 1, 1998 through April 28, 1998, the years ended December 31, 1997 and 1996 have been derived from the historical financial statements of the Company and the Predecessor, respectively. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Form 10-K.



                         LASALLE HOTEL PROPERTIES
             SELECTED HISTORICAL OPERATING AND FINANCIAL DATA
           (Unaudited, Dollars in thousands, except share data)

                                                             For the
                                  For the year ended        period from
                                      December 31,         April 29, 1998
                                ----------------------  (inception) through
                                   2000        1999      December 31, 1998
                                ----------  ----------  -------------------
OPERATING DATA:
 REVENUE:
  Participating lease
   revenue . . . . . . . . . .  $   83,772  $   76,843           $  46,464
  Interest income. . . . . . .       1,271         988                 567
  Equity in income (loss) of
   Affiliated Lessee . . . . .          85          57                 (59)
  Equity in income (loss) of
   Joint Venture . . . . . . .       1,067       --                  --
  Other income . . . . . . . .          56          66                  21
                                ----------  ----------           ---------
    Total revenue. . . . . . .      86,251      77,954              46,993

 EXPENSES:
  Depreciation and
    other amortization . . . .      29,078      25,378              13,666
  Real estate, personal
    property taxes,
    and insurance. . . . . . .       8,462       8,205               5,047
  Ground rent. . . . . . . . .       3,574       3,351               1,886
  General and administrative .         952       1,342                 459
  Interest . . . . . . . . . .      21,052      16,181               8,474
  Amortization of deferred
   financing costs . . . . . .       1,139         992                 514
  Advisory fee (1) . . . . . .       3,840       3,670               2,134
  Other expense. . . . . . . .          19         140                  13
  Minority interest in
   Operating Partnership . . .         488       2,706               2,567
  Writedown of property
   held for sale . . . . . . .      12,296       2,000               --
                                ----------  ----------          ----------
    Total expenses,
     minority interest
     and writedown . . . . . .      80,900      63,965              34,760
                                ----------  ----------          ----------
Net income applicable to
 common shareholders . . . . .  $    5,351  $   13,989          $   12,233
                                ==========  ==========          ==========

                                                             For the
                                  For the year ended        period from
                                      December 31,         April 29, 1998
                                ----------------------  (inception) through
                                   2000        1999      December 31, 1998
                                ----------  ----------  -------------------
Net income per common share
 - basic . . . . . . . . . . .  $     0.32  $     0.91          $     0.80
 - diluted . . . . . . . . . .  $     0.32  $     0.91          $     0.80
                                ==========  ==========          ==========

Weighted average number of
 common shares outstanding -
 - basic . . . . . . . . . . .  16,920,596  15,432,667          15,209,555
 - diluted . . . . . . . . . .  16,982,962  15,432,667          15,209,555
                                ==========  ==========          ==========



                                               As of December 31,
                                    --------------------------------------
                                       2000          1999          1998
                                    ----------    ----------    ----------
BALANCE SHEET DATA:
  Investment in hotel
   properties, net . . . . . . .    $  486,184    $  501,191    $  467,552
  Total assets . . . . . . . . .       531,893       532,072       496,338
  Borrowings under the
   credit facility . . . . . . .       113,500       164,900       164,700
  Bonds payable, net . . . . . .        40,314        41,571        42,828
  Mortgage loans . . . . . . . .       119,964        46,306         --
  Minority interest in
   Operating Partnership . . . .        20,288        22,417        47,694
  Shareholders' equity . . . . .       223,528       242,568       228,384



                                                             For the
                                  For the year ended        period from
                                      December 31,         April 29, 1998
                                ----------------------  (inception) through
                                   2000        1999      December 31, 1998
                                ----------  ----------  -------------------

OTHER DATA:
  Funds from operations (2). .  $   47,984  $   44,065          $   28,466
  Cash provided by operating
   activities. . . . . . . . .      40,835      45,923              21,280
  Cash used in investing
   activities. . . . . . . . .     (31,797)    (63,660)           (406,732)
  Cash provided by (used in)
   financing activities. . . .      (9,236)     17,779             387,022
  Distributions declared . . .      28,405      27,910              18,590

                  LRP BLOOMINGTON LIMITED PARTNERSHIP (3)
              SELECTED PREDECESSOR HISTORICAL FINANCIAL DATA
                     (Unaudited, Dollars in thousands)

                                        For the
                                       period from         Year Ended
                                       January 1,          December 31,
                                      1998 through      ------------------
                                     April 28, 1998       1997       1996
                                     --------------     -------    -------
OPERATING DATA:
 REVENUES:
  Room revenue . . . . . . . . . . .       $ 4,285      $13,863    $13,419
  Food and beverage revenue. . . . .         3,459       10,214      9,276
  Telephone revenue. . . . . . . . .           124          491        523
  Other revenue. . . . . . . . . . .           537        1,649      1,399
                                           -------      -------    -------
    Total revenue. . . . . . . . . .         8,405       26,217     24,617

 OPERATING EXPENSES:
  Departmental and
    operating expenses . . . . . . .         5,712       17,404     16,462
  Management fees. . . . . . . . . .           336        1,111      1,053
  Property taxes . . . . . . . . . .           405        1,240      1,191
  Interest expense . . . . . . . . .           833        2,658      2,601
  Depreciation and amortization. . .         1,196        3,123      2,718
  Advisory fees. . . . . . . . . . .            53          159        159
                                           -------      -------    -------
    Total expenses . . . . . . . . .         8,535       25,695     24,184
                                           -------      -------    -------
Net income (loss). . . . . . . . . .       $  (130)     $   522    $   433
                                           =======      =======    =======

(1) Represents advisory fee paid to the Advisor for acquisition, management, advisory and administrative services provided to the Company. The Advisor received an annual base fee up to 5% of the Company's net operating income, as defined in the Advisory Agreement, and an annual incentive fee, which prior to January 1, 1999, was limited to 1% of the Company's prorated pro forma net operating income based on growth in Funds from Operations ("FFO") per share.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, distributions and acquisitions (including the amount and nature thereof), expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors they believe are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Any such statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

GENERAL BACKGROUND

     The following discusses: (i) the Company's actual results of operations for the year ended December 31, 2000 compared to the Company's actual results of operations for the year ended December 31, 1999, and (ii) the Company's actual results of operations for the year ended December 31, 1999 compared to the Company's pro forma results of operations for the year ended December 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this form 10-K. The Company has not included a discussion of the Predecessor, as its financial information would not be deemed comparable to the Company. However, the Predecessor's financial information has been included in the notes to the consolidated financial statements.

     The pro forma financial information of the Company is presented as if
(i) the IPO and the related formation transactions and the acquisitions of the Hotel Viking had been consummated as of January 1, 1999 and (ii) the acquisition of the Chicago Marriott Downtown had been consummated as of January 1, 1999. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming (i) the IPO and the related formation transactions and the subsequent acquisitions of the Hotel Viking had been consummated and the twelve Hotels had been leased as of January 1, 1999, and (ii) the acquisition of the Chicago Marriott Downtown had been consummated and the hotel subsequently leased as of January 1, 1999 nor does it purport to represent the results of operations for future periods.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED
DECEMBER 31, 1999

     For the year ended December 31, 2000, participating lease revenue earned by the Company increased by approximately $7.0 million from $76.8 million to $83.8 million. This increase is primarily attributable to increased revenues at the San Diego Paradise Point Resort, LaGuardia Airport Marriott and Radisson Convention Hotel. These hotels benefitted from strong group and leisure demand during the year. San Diego Paradise Point Resort also benefitted from significant renovations, which were completed in 1999. Partly offsetting these increases were decreases in participating lease revenue caused by decreased occupancy at Le Meridien Dallas due to reduced citywide demand and the sale of Holiday Inn Plaza Park during the third quarter of 2000.

     Equity in income from Joint Venture was approximately $1.1 million for the year ended December 31, 2000. There was no equity income from Joint Venture in the results of operations for 1999.

     Depreciation expense increased by approximately $3.7 million from $25.4 million to $29.1 million due primarily to additional depreciation on capital improvements which were placed into service during 2000. In addition, depreciation expense for the year ended December 31, 2000 includes depreciation taken on the Hotel Viking for the entire year while for the year ended December 31, 1999 depreciation is included since its date of acquisition, June 2, 1999.

     Real estate and personal property taxes, insurance and ground rent increased by approximately $0.4 million from $11.6 million to $12.0 million. This increase is due primarily to increased real estate taxes at the Hotels and ground rent for Harborside Hyatt Conference Center & Hotel and the San Diego Paradise Point Resort. The increase in ground rent is attributable to higher revenues at the properties as the ground rent at the Harborside Hyatt Conference Center and Hotel and the San Diego Paradise Point Resort is a percentage of revenues.

     General and administrative expense decreased by approximately $0.3 million from $1.3 million to $1.0 million due primarily to lower annual report costs and a decrease in general legal expense.

     Interest expense increased by approximately $4.9 million from $16.2 million to $21.1 million primarily due to an increase in weighted average debt outstanding from $234.6 million for 1999 to $273.0 million for 2000. The increase in debt outstanding is a result of the purchase of the Hotel Viking on June 2, 1999 and the investment in the Chicago Hotel Venture which were financed with borrowings under the 1998 Second Amended Credit Facility, as well as additional borrowings under the 1998 Second Amended Credit Facility to finance capital improvements during 2000. In addition, the weighted average interest rate increased from 6.9% for 1999 to 7.9% for 2000. The increase in interest expense was offset by $0.7 million of capitalized interest, which was primarily a result of the renovation and expansion of the Hotel Viking and the continuing renovation of the San Diego Paradise Point Resort during 2000.

     Advisory fees increased by approximately $0.1 million from $3.7 million to $3.8 million due primarily to an increase in base fee for 2000, offset by a decrease attributable to higher incentive fees for 1999. Advisory fees also include $53 and $12 of expense for options granted to the Advisor for 2000 and 1999, respectively.

     On August 16, 2000, the Company sold Holiday Inn Plaza Park for $4.6 million. Based on net sales proceeds of $4.2 million, the Company recorded an additional write-down of $1.3 million for the quarter ended June 30, 2000. At December 31, 1999, Holiday Inn Plaza Park was held for sale by the Company. Based on initial pricing expectations, the net book value of the asset was reduced by $2.0 million. In addition, Radisson Tampa was held for sale by the company on December 6, 2000. Based on initial pricing expectations, the Company recognized a writedown of $11.0 million reducing the net book value of the asset to $17.0 million for the quarter ended December 31, 2000, which included $0.2 million of estimated accrued closing costs.

     Minority interest decreased $2.2 million from $2.7 million to $0.5 million due primarily to a decrease in income before minority interest from $16.7 million for 1999 to $5.8 million for 2000. In addition, the weighted average number of Units outstanding decreased from approximately 3.0 million Units for 1999 to 1.6 million Units for 2000.

     As a result of the foregoing items, net income to common shareholders decreased approximately $8.6 million from $14.0 million for 1999 to $5.4 million for 2000.


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE PRO FORMA YEAR ENDED DECEMBER 31, 1998

     The Company earned approximately $76.8 million in participating lease revenue during the year ended December 31, 1999. For the pro forma year ended December 31, 1998, participating lease revenues would have been $75.0 million. This increase is due to increases in participating lease revenues from the Le Meridien Dallas and Le Meridien New Orleans, which had increased hotel revenues for the year ended December 31, 1999. The
Le Meridien hotels benefitted from the renovations, which took place at each of the respective hotels during 1998. Participating lease revenues for the Harborside Hyatt Conference Center and Hotel also increased due to strong rate and occupancy at the hotel. These increases were offset by a decrease in participating lease revenues at the San Diego Paradise Point Resort in 1999 due to decreased occupancy levels at the hotel resulting from the significant renovations taking place at the property during the year ended December 31, 1999.

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

     Net income decreased approximately $3.1 million to $14.0 million for the year ended December 31, 1999 compared to net income of $17.1 million for the pro forma year ended December 31, 1998.

     FUNDS FROM OPERATIONS AND EBITDA

     The Company considers Funds From Operations ("FFO") and earnings before interest, taxes, depreciation and amortization ("EBITDA") to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

     The Company believes that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred finance cost) and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor are they indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

     The following is a reconciliation between net income and FFO for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 (in thousands, except share data):

                                                             For the
                                  For the year ended        period from
                                      December 31,         April 29, 1998
                                ----------------------  (inception) through
                                   2000        1999      December 31, 1998
                                ----------  ----------  -------------------
Net income applicable to
  common shareholders. . . . .  $    5,351  $   13,989          $   12,233
Depreciation . . . . . . . . .      29,064      25,370              13,666
Equity in depreciation of
  Joint Venture. . . . . . . .         785       --                  --
Minority interest. . . . . . .         488       2,706               2,567
Writedown of properties
  held for sale. . . . . . . .      12,296       2,000               --
                                ----------  ----------          ----------
FFO. . . . . . . . . . . . . .  $   47,984  $   44,065          $   28,466
                                ==========  ==========          ==========
Weighted average common
 shares and units
 outstanding
 - basic . . . . . . . . . . .  18,488,475  18,419,694          18,391,278
 - diluted . . . . . . . . . .  18,550,841  18,419,694          18,391,278
                                ==========  ==========          ==========



     The following is a reconciliation between net income and EBITDA (in thousands):

                                                               For the
                                                             period from
                                                            April 29, 1998
                               For the         For the        (inception)
                              year ended      year ended       through
                             December 31,    December 31,    December 31,
                                2000            1999            1998
                             ------------    ------------    ------------
EBITDA:
Net income . . . . . . . .    $     5,351     $    13,989     $    12,233
Interest . . . . . . . . .         21,052          16,181           8,474
Depreciation and
  amortization . . . . . .         30,217          26,370          14,180
Equity in depreciation/
  amortization of
  Joint Venture. . . . . .            839           --              --
Equity in interest
  expense of
  Joint Venture. . . . . .          1,038           --              --
Minority interest. . . . .            488           2,706           2,567
Writedown of assets
  held for sale. . . . . .         12,296           2,000           --
                              -----------     -----------     -----------
    EBITDA . . . . . . . .    $    71,281     $    61,246     $    37,454
                              ===========     ===========     ===========

THE HOTELS

     The following table sets forth historical comparative information with respect to occupancy, average daily rate (ADR) and room revenue per available room (RevPAR) for the comparable Hotels, the non-comparable Hotels and total Hotel portfolio for the years ended December 31, 2000 and 1999.

                                          Year Ended December 31,
                                  -------------------------------------
                                    2000           1999        Variance
                                  -------        -------       --------
COMPARABLE HOTELS (a)
Occupancy. . . . . . . . . .        74.5%          74.2%           0.4%
ADR. . . . . . . . . . . . .      $156.20        $145.97           7.0%
RevPAR . . . . . . . . . . .      $116.33        $108.34           7.4%

NON-COMPARABLE HOTELS (b)
Occupancy. . . . . . . . . .        66.3%          64.6%           2.6%
ADR. . . . . . . . . . . . .      $137.57        $129.48           6.2%
RevPAR . . . . . . . . . . .      $ 91.21        $ 83.58           9.1%

TOTAL PORTFOLIO
Occupancy. . . . . . . . . .        72.5%          72.0%           0.7%
ADR. . . . . . . . . . . . .      $152.19        $142.51           6.8%
RevPAR . . . . . . . . . . .      $110.40        $102.55           7.7%

(a)   Comparable Hotels include all Hotels excluding those in Non-
      Comparable.
(b) Non-Comparable Hotels represent Hotels which underwent significant renovations and include the following:

      The Hotel Viking, Harborside Hyatt, Radisson Convention Hotel, Marriott Seaview Resort, and San Diego Paradise Point Resort in Quarter 1, The Hotel Viking and San Diego Paradise Point Resort in Quarter 2, Key West Beachside Resort in Quarter 3, and Key West Beachside Resort, Radisson Tampa, LeMontrose All-Suite Hotel, The Hotel Viking and San Diego Paradise Point Resort in Quarter 4.


     The Company's total portfolio RevPAR growth of 7.7% in 2000 significantly outperformed the overall market. In 2000, the Company saw substantial RevPAR gains from the hotels which were renovated during 1998 and 1999. The Company continues to benefit from its ownership of high quality hotels located in strong markets with high barriers to entry and its continuing refurbishment and repositioning programs.

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

     In April 1998, the Company entered into a $200 million senior unsecured revolving credit facility (the "1998 Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. The Company amended its 1998 Credit Facility on October 30, 1998. Under the Amended and Restated Senior Unsecured Credit Agreement, as amended (the "1998 Amended Credit Facility"), the total commitment was increased by $35 million, from $200 million to $235 million.

On November 13, 2000, the Company amended the 1998 Amended Credit Facility.

Under the Second Amended and Restated Senior Unsecured Credit Agreement (the "1998 Second Amended Credit Facility"), the total commitment was reduced by $35 million, from $235 million to $200 million. Borrowings under the 1998 Second Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the year ended December 31, 2000, the weighted average interest rate for borrowings under the 1998 Second Amended Credit Facility was approximately 8.1%. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2000. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings or leverage based pricing matrix, currently set at 25 basis points. The Company incurred an unused commitment fee of approximately $0.2 million for each of the years ended December 31, 2000 and December 31, 1999. The 1998 Second Amended Credit Facility matures on December 31, 2003 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness.

     In conjunction with the June 1998 acquisition of the Harborside Hyatt Conference Center and Hotel, the Company assumed $40 million of special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). In conjunction with the Massport Bonds, the Company recorded a premium of $3.5 million, of which $0.3 million remains unamortized at December 31, 2000. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10.0% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization totaled $2.7 million for each of the years ended December 31, 2000 and December 31, 1999. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment. On March 1, 2001, the Company redeemed the $40.0 million tax-exempt Massport Bonds, which had a 10.0% coupon. Proceeds for the redemption were derived from $37.1 million of tax exempt and $5.4 million of taxable bonds, each having a 17-year maturity, bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation. The letters of credit are collateralized by the Harborside Hyatt Conference Center and Hotel. The excess proceeds of approximately $5,900 were used to pay down borrowings on the 1998 Second Amended Credit facility.

     On July 29, 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The 1999 Mortgage Loan matures on July 31, 2009 and is collateralized by the Radisson Convention Hotel located in Bloomington, Minnesota and the Le Meridien Dallas. Interest expense for the year ended December 31, 2000 and for the period from July 29, 1999 through December 31, 1999 was $3.7 and $1.6 million, respectively. The 1999 Mortgage Loan had a balance of $45.7 million at December 31, 2000.

     On July 27, 2000, the Company, entered into three ten-year mortgage loans totaling $74.5 million (the "2000 Mortgage Loans"). The loans are subject to a fixed interest rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The 2000 Mortgage Loans are secured by the Le Montrose All-Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Key West Beachside Resort. Interest expense for the period from July 27, 2000 through December 31, 2000 was $2.6 million. The 2000 Mortgage Loans had a balance of $74.3 million at December 31, 2000.

     At December 31, 2000, the Company had approximately $1.4 million of cash and cash equivalents and had $113.5 million outstanding under its 1998 Second Amended Credit Facility.

     Net cash provided by operating activities was approximately $40.1 million for the year ended December 31, 2000 primarily due to the collections of Participation Lease revenues during 2000, which was offset by payments for real estate taxes, personal property taxes, interest expense, insurance, ground rent and the Advisory Fee.

     Net cash used in investing activities was approximately $31.8 million for the year ended December 31, 2000 primarily due to capital improvement expenditures at the Hotels.

     Net cash used in financing activities was approximately $9.2 million for the year ended December 31, 2000 primarily attributable to repayments on borrowings under the 1998 Second Amended Credit Facility and the payment of distributions to the common shareholders and unit holders, offset by net proceeds from the 2000 Mortgage Loans and borrowings under the 1998 Second Amended Credit Facility.

     The Company's policy is to incur debt only if upon such incurrence the Company's total funded indebtedness would not exceed 50% of "Aggregate Asset Value." For purposes of this policy, Aggregate Asset Value is defined as the sum of (a) for all the Company's properties owned for more than four quarters ("Seasoned Properties"), the EBITDA (reduced by the aggregate FF&E reserves for the relevant period in respect of the Seasoned Properties) of the Seasoned Properties for the preceding four quarters times 10, (b) for all Properties owned for less than four quarters ("New Properties"), the investment amount (which shall include the purchase price, including assumed indebtedness, and all acquisition costs) of the New Properties and 95% of all the capital expenditures with respect to the New Properties,
(c) liquid investments, and (d) investments in unconsolidated entities.
The Board of Trustees can change this policy at any time without the approval of the common shareholders.

     The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the 1998 Second Amended Credit Facility, other indebtedness, or the issuance of additional equity securities.

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through estimated cash flows from operations, long-term unsecured and secured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition/development criteria have been achieved.

     RESERVE FUNDS

     The Company is obligated to maintain Reserve Funds for capital expenditures at the Hotels, as determined in accordance with the Participating Leases. The majority of Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds range from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $10.5 million at December 31, 2000, of which $3.4 million is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $3.0 million have been issued for renovations at the Hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing Hotels or any future hotels that it may acquire.

     SUBSEQUENT EVENT

     On January 1, 2001, JLL and its affiliates redeemed 964,334 Units resulting in 574,813 Units or 3.1% of the Operating Partnership not held by LHO.

     Effective January 1, 2001, the Company became a self-managed REIT.
The Company terminated its advisory relationship with the Advisor in accordance with the Termination and Services Agreement dated December 28, 2000. In connection with the termination, the Advisor will receive $600 for 2001 transition services. The Company purchased assets used to operate the Company at book value of approximately $302 and paid $50 for informational technology services. The entire management team has become employees of LHO and continues to oversee and manage all activities of the Company under the new self-managed structure.

     Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $500 in accordance with the Stock Purchase Agreement dated July 28, 2000. LHL leases four of the Company's owned hotels, including Marriott Seaview Resort, LaGuardia Airport Marriott, Omaha Marriott and Harborside Hyatt Conference Center and Hotel. Effective January 1, 2001, LHL is a 100% owned subsidiary of the company as provided for under the taxable-REIT subsidiary provisions. It is currently anticipated that the cost associated with the transaction will be expensed in the first quarter of 2001.

     On January 15, 2001, the Company paid its regular fourth quarter distribution of $0.385 per share/unit on its Common Shares and Units.

     On February 1, 2001, an affiliate of the Advisor exercised 300,000 options. Proceeds from the options were used to reduce outstanding borrowings on the 1998 Second Amended Credit Facility.

     On February 26, 2001, the Company terminated the operating lease on the Viking Hotel with Bellevue Properties, Inc. and entered into a lease with LHL on essentially the same terms. Bellevue Properties, Inc. received $840 in payment relating to termination, tax settlement due under the Purchase and Sale Agreement and other items. Noble House Hotel and Resorts replaced Bellevue Properties, Inc. as manager for the property.

     On March 1, 2001, the Company redeemed the $40.0 million tax-exempt Massport Bonds, which had a 10.0% coupon. Proceeds for the redemption were derived from $37.1 million of tax exempt and $5.4 million of taxable bonds, each having a 17-year maturity, bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation. The letters of credit are collateralized by the Harborside Hyatt Conference Center and Hotel. The excess proceeds of approximately $5,900 were used to pay down borrowings on the 1998 Second Amended Credit facility.

     On March 8, 2001, the Company acquired a 100% interest in four full-service hotels with a total of 502 guest rooms in Washington, D.C. for an aggregate purchase price of approximately $44.0 million. Each of the four hotels will be fully renovated, improved and repositioned as unique high-end, independent boutique hotels. The Company will undertake the redevelopment program, currently projected at a total of approximately $30.0 million, in conjunction with the Kimpton Hotel & Restaurant Group, LLC who was also retained to manage and operate the hotel collection.
These four hotels have operated as the 99-room Canterbury Hotel, located at 1733 N Street, NW; the 82-room Clarion Hampshire House Hotel at 1310 New Hampshire Avenue, NW; the 137-room Quality Hotel and Suites Downtown at 1315 16th Street, NW; and the 184-room Howard Johnson Plaza Hotel and Suites, 1430 Rhode Island Avenue, NW. Originally constructed as apartment buildings, each hotel features either large rooms or suites. Upon completion of the redevelopment program, LaSalle intends to rename each property and the Kimpton Group will operate each as independent, non-branded boutique hotels.

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

     The Company's expenses are subject to inflation. These expenses (primarily real estate and personal property taxes and property and casualty insurance) are expected to grow with the general rate of inflation, except for instances in which the properties are subject to periodic real estate tax reassessments.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133"), subsequently amended by SFAS No. 137 and SFAS No. 138. This statement, effective for fiscal years beginning after June 15, 2000, establishes new accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Currently, the pronouncement has no impact on the Company, as the Company does not have any derivative instruments nor has entered into any hedging activities.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The SEC staff determined that a lessor should defer recognition of contingent rental income until the specified target that triggers the contingent rental income is achieved. The Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective Participating Leases in which Participating Rent is calculated using quarterly thresholds. Accordingly, SAB No. 101 will not have an impact on the Company.

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

     In 1998, the Company obtained the 1998 Second Amended Credit Facility, which provides for a maximum borrowing amount of up to $200 million. Borrowings under the 1998 Second Amended Credit Facility bear interest at variable market rates. At December 31, 2000, the Company's outstanding borrowings under the 1998 Second Amended Credit Facility were $113.5 million. The weighted average interest rate under the facility for the years ended December 31, 2000 and December 31, 1999 was 8.1% and 6.8% respectively. A .25% change in interest rates would have changed interest expense by $0.4 million for the year ended December 31, 2000. This change is based upon the weighted average borrowings under the 1998 Second Amended Credit Facility for the year ended December 31, 2000, which were $154.4 million.

     At December 31, 2000, the Company also had outstanding bonds payable of $40.3 million, of which $40.0 million represents the principal balance of the bonds and the remaining $0.3 million represents unamortized premium.

The bonds bear interest at a fixed rate. For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not the earnings or cash flows of the Company. Changes in the fair market value of fixed rate debt generally will not have a significant impact on the Company, unless the Company is required to refinance such debt. At December 31, 2000, the carrying value of the bonds approximated their fair value. On March 1, 2001, the Company redeemed the $40.0 million tax-exempt Massport Bonds, which had a 10.0% coupon. Proceeds for the redemption were derived from $37.1 million of tax-exempt and $5.4 million of taxable bonds, each having a 17-year maturity, bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation. The letters of credit are collateralized by the Harborside Hyatt Conference Center and Hotel. The excess proceeds of approximately $5,900 were used to pay down borrowings on the 1998 Second Amended Credit Facility.

     In 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule. At December 31, 2000, the 1999 Mortgage Loan had a balance of $45.7 million. At December 31, 2000, the carrying value of the 1999 Mortgage Loan approximated its fair value.

     On July 27, 2000, the Company entered into three ten-year mortgage loans totaling $74.5 million (the "2000 Mortgage Loans"). The loans are subject to a fixed interest rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. At
December 31, 2000, the 2000 Mortgage Loans had a balance of $74.3 million. At December 31, 2000, the carrying value of the 2000 Mortgage Loans approximated its fair value.



ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to the Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                 PART III


ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the material in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders (the Proxy Statement) under the captions "Election of Trustees".


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

                  Included herein at pages F-1 through F-44

            2.    FINANCIAL STATEMENT SCHEDULES

                  The following financial statement schedule is included herein at pages F-31 through F-33.

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

            3.    EXHIBITS

                  The following exhibits are filed as part of this Annual Report on Form 10-K:

                  EXHIBIT
                  NUMBER      DESCRIPTION OF EXHIBIT
                  -------     ----------------------

                  10(i)       Stock Purchase Agreement dated July 28, 2000
by and among LaSalle Hotel Operating Partnership, L.P. and LaSalle Hotel Co-Investment, Inc., LPI Charities and LaSalle Hotel Properties.

                  10(ii)      Second Amended and Restated Senior Unsecured
Credit Agreement dated November 13, 2000 by and among Societe Generale Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating
Partnership, L.P.

                  10(iii)     Environmental Indemnification Agreement dated
November 13, 2000 by and among Societe Generale, Bank of Montreal, Deutsche Banc. Alex. Brown and LaSalle Hotel Operating Partnership, L.P.

                  10(iv)      Guaranty and Contribution Agreement dated
November 13, 2000 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P.

                  10(v)       Termination and Services Agreement dated
December 28, 2000 by and among LaSalle Hotel Properties, and LaSalle Hotel Advisors, Inc. and LaSalle Investment Management, Inc.

                  10(vi)      Revolving Credit Note dated January 3, 2001
between LaSalle Hotel Lessee, Inc. and Firstar Bank, National Association.

                  10(vii)     Guaranty dated January 3, 2001 between
LaSalle Hotel Lessee, Inc. and Firstar Bank, National Association.

                  21          List of subsidiaries

                  23          Consent of KPMG LLP

      (b)   REPORTS ON FORM 8-K

                  A report on Form 8-K dated November 14, 2000 was filed on November 15, 2000 reporting other events under Item 5. The report includes the Company's press release dated November 14, 2000, announcing that it had renewed and extended its bank credit facility. The report also includes the Company's press release announcing that its Board of Trustees voted for the Company to become a self-managed REIT, beginning January 1, 2001.

                  A report on Form 8-K dated October 30, 2000 was filed on November 1, 2000 reporting other events under Item 5. The report includes the Company's press release dated October 30, 2000, which reports earnings for the quarter and nine months ended September 30, 2000.

                  A report on Form 8-K dated October 26, 2000 was filed on October 26, 2000 reporting a Regulation FD Disclosure Item 9. The report announces the Company's conference call to be held on October 31, 2000 to discuss the Company's results for the quarter and nine months ended September 30, 2000 and its outlook for the fourth quarter 2000 and the year 2001.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LASALLE HOTEL PROPERTIES


Dated:  March 23, 2001              BY:  /S/ HANS S. WEGER
                                         ------------------------------
                                         Hans S. Weger
                                         Executive Vice President,
                                         Treasurer and Chief
                                         Financial Officer
                                         (Authorized Officer and
                                         Principal Financial and
                                         Accounting Officer)


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


     DATE         SIGNATURE                    TITLE
     ----         ---------                    -----


March 23, 2001    /s/ Jon E. Bortz             Chairman and
                  --------------------------   Chief Executive Officer
                  Jon E. Bortz


March 23, 2001    /s/ Stuart L. Scott
                  --------------------------   Trustee
                  Stuart L. Scott


March 23, 2001    /s/ Darryl Hartley-Leonard   Trustee
                  --------------------------
                  Darryl Hartley-Leonard


March 23, 2001    /s/ George F. Little, II     Trustee
                  --------------------------
                  George F. Little, II


March 23, 2001    /s/ William S. McCalmont     Trustee
                  --------------------------
                  William S. McCalmont

     DATE         SIGNATURE                    TITLE
     ----         ---------                    -----


March 23, 2001    /s/ Donald S. Perkins        Trustee
                  --------------------------
                  Donald S. Perkins


March 23, 2001    /s/ Donald A. Washburn       Trustee
                  --------------------------
                  Donald A. Washburn


March 23, 2001    /s/ Michael D. Barnello      Chief Operating Officer and
                  --------------------------   Executive Vice President
                  Michael D. Barnello          of Acquisitions

                         LASALLE HOTEL PROPERTIES

                       INDEX TO FINANCIAL STATEMENTS




                         LASALLE HOTEL PROPERTIES


Report of Independent Accountants. . . . . . . . . . . . . . . . .    F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999 . . .    F-3

Consolidated Statements of Operations for the years ended
  December 31, 2000 and 1999 and for the period from
  April 29, 1998 (inception) through December 31, 1998 . . . . . .    F-5

Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2000 and 1999 and for the period
  from April 29, 1998 (inception) through December 31, 1998. . . .    F-7

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and 1999 and for the period from
  April 29, 1998 (inception) through December 31, 1998 . . . . . .    F-8

Notes to Consolidated Financial Statements . . . . . . . . . . . .    F-10

Schedule III - Real Estate and Accumulated Depreciation. . . . . .    F-31




                        LASALLE HOTEL LESSEE, INC.


Report of Independent Accountants. . . . . . . . . . . . . . . . .    F-34

Balance Sheets as of December 31, 2000 and 1999. . . . . . . . . .    F-35

Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998 . . . . . . . . . . . . . . . .    F-36

Statements of Stockholders' Equity (Deficit) for the
  years ended December 31, 2000, 1999 and 1998 . . . . . . . . . .    F-37

Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . .    F-38

Notes to Financial Statements. . . . . . . . . . . . . . . . . . .    F-39

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                     KPMG LLP


Chicago, Illinois
January 22, 2001, except as to Note 19,
which is as of March 8, 2001.

                         LASALLE HOTEL PROPERTIES

                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)



                                           December 31,    December 31,
                                               2000            1999
                                           ------------    ------------

               ASSETS
               ------

Investment in hotel properties, net. . .     $  486,184      $  501,191
Investment in Affiliated Lessee. . . . .             13              36
Investment in Joint Venture. . . . . . .          5,647           --
Cash and cash equivalents. . . . . . . .          1,414           1,612
Restricted cash reserves . . . . . . . .         14,640          12,883
Rent receivable from lessees:
  Affiliated lessee. . . . . . . . . . .          2,344           1,675
  Other lessees. . . . . . . . . . . . .          6,816           3,744
Notes receivable:
  Affiliated lessee. . . . . . . . . . .          3,900           3,900
  Other lessees. . . . . . . . . . . . .          3,517           3,617
  Other. . . . . . . . . . . . . . . . .            506             442
Deferred financing costs, net. . . . . .          4,415           1,623
Prepaid expenses and other assets. . . .          2,497           1,349
                                             ----------      ----------

          Total assets . . . . . . . . .     $  531,893      $  532,072
                                             ==========      ==========

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)



                                           December 31,    December 31,
                                               2000            1999
                                           ------------    ------------

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Borrowings under credit facility . . . .     $  113,500      $  164,900
Bonds payable, net . . . . . . . . . . .         40,314          41,571
Mortgage loans . . . . . . . . . . . . .        119,964          46,306
Due to JLL . . . . . . . . . . . . . . .            966           1,123
Due to Affiliated Lessee . . . . . . . .            756              30
Accounts payable and accrued expenses. .          5,436           6,147
Distributions payable. . . . . . . . . .          7,131           7,000
                                             ----------      ----------
          Total liabilities. . . . . . .        288,067         267,077

Minority interest in Operating
  Partnership. . . . . . . . . . . . . .         20,288          22,417
Minority interest in other partnerships.             10              10

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value, 20,000,000 shares
    authorized, no shares issued and
    outstanding at December 31, 2000
    and 1999 . . . . . . . . . . . . . .          --              --
  Common shares of beneficial interest,
    $.01 par value, 100,000,000 shares
    authorized, 16,982,416 and 16,863,052
    shares issued and outstanding at
    December 31, 2000 and 1999,
    respectively . . . . . . . . . . . .            170             169
  Additional paid-in capital . . . . . .        256,950         255,329
  Distributions in excess of
    Retained Earnings. . . . . . . . . .        (33,592)        (12,930)
                                             ----------      ----------
          Total shareholders' equity . .        223,528         242,568
                                             ----------      ----------
          Total liabilities and
            shareholders' equity . . . .     $  531,893      $  532,072
                                             ==========      ==========
















           The accompanying notes are an integral part of these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share data)


                                                             For the
                                  For the year ended        period from
                                      December 31,         April 29, 1998
                                ----------------------  (inception) through
                                   2000        1999      December 31, 1998
                                ----------  ----------  -------------------

Revenues:
  Participating lease revenue:
    Affiliated Lessee. . . . .  $   30,963  $   28,290          $   19,436
    Other lessees. . . . . . .      52,809      48,553              27,028
  Interest income:
    Affiliated lessee. . . . .         228         228                  54
    Other lessees. . . . . . .         205         205                 135
    Other. . . . . . . . . . .         838         555                 378
  Equity in income (loss) of
   Affiliated Lessee . . . . .          85          57                 (59)
  Equity in income of
   Joint Venture . . . . . . .       1,067       --                  --
  Other income . . . . . . . .          56          66                  21
                                ----------  ----------          ----------
        Total revenues . . . .      86,251      77,954              46,993
                                ----------  ----------          ----------
Expenses:
  Depreciation and other
   amortization. . . . . . . .      29,078      25,378              13,666
  Real estate, personal
   property taxes and
   insurance . . . . . . . . .       8,462       8,205               5,047
  Ground rent. . . . . . . . .       3,574       3,351               1,886
  General and administrative .         952       1,342                 459
  Interest . . . . . . . . . .      21,052      16,181               8,474
  Amortization of deferred
    financing costs. . . . . .       1,139         992                 514
  Advisory fee . . . . . . . .       3,840       3,670               2,134
  Other expenses . . . . . . .          19         140                  13
                                ----------  ----------          ----------
        Total expenses . . . .      68,116      59,259              32,193
                                ----------  ----------          ----------
Income before minority
 interest and writedown of
 property held for sale. . . .      18,135      18,695              14,800
Writedown of properties
 held for sale . . . . . . . .      12,296       2,000               --
                                ----------  ----------          ----------
Income before minority
 interest. . . . . . . . . . .       5,839      16,695              14,800
Minority interest in
 Operating Partnership . . . .         488       2,706               2,567
                                ----------  ----------          ----------
Net income applicable to
 common shareholders . . . . .  $    5,351  $   13,989          $   12,233
                                ==========  ==========          ==========

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)


                                                             For the
                                  For the year ended        period from
                                      December 31,         April 29, 1998
                                ----------------------  (inception) through
                                   2000        1999      December 31, 1998
                                ----------  ----------  -------------------

Net income applicable to
 common shareholders per
 weighted average common
 share outstanding
 - basic . . . . . . . . . . .  $     0.32  $     0.91          $     0.80
 - diluted . . . . . . . . . .  $     0.32  $     0.91          $     0.80
                                ==========  ==========          ==========

Weighted average number of
 common shares outstanding
 - basic . . . . . . . . . . .  16,920,596  15,432,667          15,209,555
 - diluted . . . . . . . . . .  16,982,962  15,432,667          15,209,555
                                ==========  ==========          ==========









































           The accompanying notes are an integral part of these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (Dollars in thousands, except per share data)

                                                   Distribu-
                                                   tions in
                             Additional            Excess of
                     Common   Paid-In    Retained  Retained
                     Shares   Capital    Earnings  Earnings     Total
                     ------  ---------   --------  ---------  --------

Initial funding. . .   $ --   $      1  $   --      $   --    $      1

Net proceeds from
 issuance of common
 shares. . . . . . .    142    234,052      --          --     234,194
Issuance of
 restricted common
 shares. . . . . . .      9     16,409      --          --      16,418
Proceeds from
 issuance of
 common shares . . .      1      1,999      --          --       2,000
Issuance of rights
 and options to
 purchase shares . .    --       2,997      --          --       2,997
Adjustment required
 to reflect pre-
 decessor's basis. .    --     (24,082)     --          --     (24,082)
Distributions
 declared ($1.01
 per common share) .    --        --     (12,233)     (3,144)  (15,377)
Net income . . . . .    --        --      12,233        --      12,233
                       ----   --------  --------    --------  --------
Balance,
 December 31,
 1998. . . . . . . .    152    231,376      --        (3,144)  228,384

Offering costs . . .    --        (106)     --          --        (106)
Issuance of shares .      1        216      --          --         217
Options granted
 to Advisor. . . . .    --          12      --          --          12
Unit conversions . .     16     23,831      --          --      23,847
Distributions
 declared ($1.515
 per common share) .    --        --     (13,989)     (9,786)  (23,775)
Net income . . . . .    --        --      13,989        --      13,989
                       ----   --------  --------    --------  --------
Balance,
 December 31,
 1999. . . . . . . .    169    255,329      --       (12,930)  242,568

Issuance of Shares .    --         482     --          --          482
Options granted
 to advisor. . . . .    --          53     --          --           53
Options exercised. .      1        560     --          --          561
Unit conversions . .    --         526     --          --          526
Distributions
 declared ($1.535
 per common share) .    --       --       (5,351)    (20,662)  (26,013)
Net income . . . . .    --       --        5,351       --        5,351
                       ----   --------  --------    --------  --------
Balance,
 December 31,
 2000. . . . . . . .   $170   $256,950  $  --       $(33,592) $223,528
                       ====   ========  ========    ========  ========

           The accompanying notes are an integral part of these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Dollars in thousands, except per share data)


                                                             For the
                                  For the year ended        period from
                                      December 31,         April 29, 1998
                                  --------------------  (inception) through
                                    2000       1999      December 31, 1998
                                 ---------- ----------  -------------------

Cash flows from operating
 activities:
  Net income . . . . . . . . . . $   5,351  $   13,989          $   12,233
  Adjustments to reconcile
   net income to net cash
   flow provided by operating
   activities:
    Depreciation and other
      amortization . . . . . . .     29,078     25,378              13,666
    Amortization of deferred
      financing fees . . . . . .      1,139        992                 514
    Bond premium amortization. .     (1,257)    (1,257)               (652)
    Minority interest in
      Operating Partnership. . .        488      2,706               2,567
    Options granted to
      Advisor. . . . . . . . . .         53         12               --
    Writedown of properties
      held for sale. . . . . . .     12,296      2,000               --
    Equity in (income) loss
      of Affiliated Lessee . . .        (85)       (57)                 59
    Equity in (income) loss
      of Joint Venture . . . . .     (1,067)     --                  --
  Changes in assets and
   liabilities:
    Rent receivable from
      lessees. . . . . . . . . .     (3,823)    (2,249)             (3,088)
    Prepaid expenses and
      other assets . . . . . . .     (1,969)     3,442              (3,952)
    Notes receivable . . . . . .        (56)     --                  --
    Due to JLL . . . . . . . . .        255        392                 811
    Due to LHL . . . . . . . . .        756      --                  --
    Accounts payable and
      accrued expenses . . . . .       (324)       575                (878)
                                 ---------- ----------          ----------
        Net cash flow
          provided by operat-
          ing activities . . . .     40,835     45,923              21,280
                                 ---------- ----------          ----------

Cash flows from investing
 activities:
  Improvements and additions
    to hotel properties. . . . .    (30,965)   (31,912)             (9,309)
  Acquisitions of hotel
    properties . . . . . . . . .      --       (28,233)           (380,250)
  Investment in Joint Venture. .     (4,785)     --                  --
  Distributions from
    Joint Venture. . . . . . . .      1,129      --                  --
  Advances to Affiliated
    Lessee . . . . . . . . . . .      --         --                 (2,405)
  Distributions from Affiliated
    Lessee . . . . . . . . . . .        108      --                  --
  Funding of notes receivable. .      --          (421)             (4,951)

                         LASALLE HOTEL PROPERTIES

                                                             For the
                                  For the year ended        period from
                                      December 31,         April 29, 1998
                                  --------------------  (inception) through
                                    2000       1999      December 31, 1998
                                 ---------- ----------  -------------------
  Funding of restricted
    cash reserves. . . . . . . .    (15,901)   (18,997)            (14,385)
  Proceeds from restricted
    cash reserves. . . . . . . .     14,144     15,903               4,596
  Proceeds from minority
    interest in other
    partnerships . . . . . . . .      --         --                     10
  Proceeds from sale of
    investments in hotel
    properties . . . . . . . . .      4,473      --                  --
  Capital contribution to
    affiliated lessee. . . . . .      --         --                    (38)
                                 ---------- ----------          ----------
        Net cash flow used in
          investing
          activities . . . . . .    (31,797)   (63,660)           (406,732)
                                 ---------- ----------          ----------
Cash flows from financing
 activities:
  Borrowings under credit
    facility . . . . . . . . . .     50,300     86,830             164,700
  Repayments under credit
    facility . . . . . . . . . .   (101,700)   (86,630)              --
  Proceeds from mortgage loans .     74,500     46,500               --
  Mortgage loan repayments . . .       (842)      (194)              --
  Payment of deferred
    financing costs. . . . . . .     (3,781)      (811)             (2,190)
  Proceeds from issuance of
    common shares. . . . . . . .      --         --                257,601
  Proceeds from exercise of
    stock options. . . . . . . .        561      --                  --
  Offering costs . . . . . . . .      --          (106)            (21,401)
  Distributions. . . . . . . . .    (28,274)   (27,810)            (11,688)
                                 ---------- ----------          ----------
        Net cash flow provided
          by (used in) financ-
          ing activities . . . .     (9,236)    17,779             387,022
                                 ---------- ----------          ----------

Net change in cash and
  cash equivalents . . . . . . .       (198)        42               1,570
Cash and cash equivalents at
  beginning of period. . . . . .      1,612      1,570               --
                                 ---------- ----------          ----------

Cash and cash equivalents at
 end of period . . . . . . . . . $    1,414 $    1,612          $    1,570
                                 ========== ==========          ==========








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

     As of December 31, 2000, the Company owned interests in 13 hotels with approximately 5,300 guest rooms (the "Hotels") located in eleven states. The Company owns 100% equity interests in 11 of the hotels and a 95.1% interest in a partnership which owns one hotel and a 9.9% equity interest in the Chicago Hotel Venture (as defined in Note 4) which also owns one hotel. All of the Hotels are leased under participating leases ("Participating Leases") which provide for rent based on hotel revenues and are managed by independent hotel operators ("Hotel Operators"). Eight of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and four of the Hotels are leased to LaSalle Hotel Lessee, Inc. ("LHL"). As more fully described in Note 4 below, the Hotel which is owned by the Chicago Hotel Venture is leased to Chicago 540 Lessee in which the Company also has a 9.9% equity interest.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and its consolidated subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated.

     USE OF ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value is determined by using available market information and appropriate valuation methodologies. The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings against the 1998 Second Amended Credit Facility, borrowings under the 1999 Mortgage Loan and borrowings under the 2000 Mortgage Loans (all defined in Note 7). Due to their short maturities, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts which reasonably approximate fair value. As borrowings under the 1998 Second Amended Credit Facility bear interest at variable market rates, carrying value approximates market value at December 31, 2000 and 1999. At December 31, 2000, the carrying value of the 1999 Mortgage Loan and 2000 Mortgage Loans approximated fair value, as the interest rates associated with the borrowings approximated current market rates.

     INVESTMENT IN HOTEL PROPERTIES

     Hotel properties are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 27.5-30 years for buildings and improvements and 5 years for furniture, fixtures and equipment.

     The Company periodically reviews the carrying value of each Hotel to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on discounted future cash flows. In 1999, the Company recorded a writedown of $2,000 for the Holiday Inn Plaza.

In 2000, the Company recorded an additional writedown of $1,266 for the Holiday Inn Plaza Park and $11,030 for the Radisson Hotel Tampa (see Note
6). The Company does not believe that there are any factors or circumstances indicating impairment of any of its investments in the remaining twelve Hotels.

     Hotel properties are considered held for sale when actively marketed and sale is expected to occur within one year.

     INVESTMENTS IN JOINT VENTURE

     Investment in Joint Venture represents the Company's 9.9% equity interest in Chicago Hotel Venture and Chicago 540 Lessee (as defined in
Note 4). The Company accounts for its Investment in Joint Ventures under the equity method of accounting. Accordingly, the Company carries its investment at cost, plus its equity in net earnings, less distributions received since the date of acquisition. In addition, pursuant to the joint venture agreement, the Company earns a priority preferred return based on the net operating cash flow of Chicago Hotel Venture.

     INVESTMENT IN LHL

     The Company owned a 9% interest in LHL in which the Company together with JLL and LPI Charities, a charitable corporation organized under the laws of the state of Illinois, made all material decisions concerning the business affairs and operations. Accordingly, the Company did not control LHL and carried its investment at cost, plus its equity in net earnings, less distributions received since the date of inception.

     On July 28, 2000, the Operating Partnership reached a definitive agreement with the shareholders of LHL, to purchase all of the issued and outstanding shares of capital stock of LHL for $500. LHL leases four of the Company's owned hotels, including Marriott Seaview Resort, LaGuardia Airport Marriott, Omaha Marriott and Harborside Hyatt Conference Center and Hotel. Effective January 1, 2001, LHL is a 100% owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions. It is currently anticipated that the cost associated with the transaction will be expensed in the first quarter of 2001.

     CASH AND CASH EQUIVALENTS

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

     DEFERRED FINANCING FEES

     Deferred financing fees are recorded at cost and are amortized over the three-year term of the 1998 Second Amended Credit Facility and over the ten-year terms of the 1999 Mortgage Loan and 2000 Mortgage Loans.
Accumulated amortization at December 31, 2000, 1999 and 1998 was $2,304, $1,316 and $474, respectively.

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

     MINORITY INTEREST

     Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. At December 31, 2000, the aggregate partnership interest held by the limited partners in the Operating Partnership was approximately 8.4%. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. On January 1, 2001, JLL and its affiliates redeemed 964,334 Units resulting in 574,813 Units or 3.1% partnership interest held by the limited partners.

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

     Effective January 1, 2001, LHL, a 100% owned subsidiary of the Company is a taxable-REIT subsidiary ("TRS") and as such is required to pay income taxes at the applicable rates.

     For federal income tax purposes, the cash distributions paid to shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. For 2000, 82.25% of the Company's distributions were fully taxable as ordinary income, while 17.75% represented a return of capital. For 1999, 91.10% of the Company's distributions were fully taxable as ordinary income, while 8.90% represented a return of capital. For 1998, the Company's distributions were fully taxable as ordinary income.

     EARNINGS PER SHARE

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the effect of in-the-money stock options.


3.   NOTES RECEIVABLE

     The Company provided working capital to the Affiliated Lessee and the other lessees in the aggregate amount of $5,834 in exchange for notes receivable ("Working Capital Notes"). In addition, the Company sold certain furniture, fixtures and equipment to two of its unaffiliated lessees in exchange for notes receivable ("FF&E Notes") of $1,583. Both the Working Capital Notes and the FF&E Notes are payable in monthly installments of interest only. The Working Capital Notes bear interest at either 5.6% or 6% per annum and have terms identical to the terms of the related Participating Lease. The FF&E Notes bear interest at 5.6% and 6.0% per annum and have an initial term of five years unless extended at the Company's option.


4.   ACQUISITION/DISPOSITION OF HOTEL PROPERTIES

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

     In June 1998, the Company acquired an interest in the San Diego Princess Resort (the "San Diego Property") through a subsidiary partnership, LHO Mission Bay Hotel, L.P. (the "San Diego Subsidiary Partnership"). The San Diego Subsidiary Partnership is a limited partnership of which the Operating Partnership holds an approximate 95.1% general partnership interest. The 457-room San Diego Property was renamed the San Diego Paradise Point Resort.

     The San Diego Property was acquired for an aggregate purchase price of $73.0 million funded with proceeds from a borrowing under the Company's 1998 Credit Facility (as defined in Note 7) and from the proceeds of the sale of 112,458 Common Shares to the limited partner of the San Diego Subsidiary Partnership who operates the San Diego Property pursuant to the terms of a participating lease.

     Also in June 1998, the Company acquired a 100% interest in the 270-room Harborside Hyatt Conference Center & Hotel in Boston (the "Boston Property") through an indirect subsidiary, LHO Harborside Hotel, L.L.C. (the "Harborside Subsidiary LLC"). The Harborside Subsidiary LLC is a limited liability company, of which the Operating Partnership is the sole member.

     The Boston Property was acquired for an aggregate purchase price of $73.5 million, which included $40.0 million of tax exempt industrial revenue bonds to which the Boston Property is no longer subject to. The remainder of the purchase price was funded with proceeds from a borrowing under the Company's 1998 Credit Facility. Hyatt Hotels Corporation continues to operate the Boston Property under an existing management agreement.

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

     On August 16, 2000, the Company sold Holiday Inn Plaza Park for $4,600. The asset had been classified as held for sale since December 31, 1999 at which time depreciated was suspended. Based on initial pricing expectations, the net book value of the asset was reduced by $2,000 to $5,508 in 1999. As of June 30, 2000, a purchase and sale agreement had been entered into with an expected net sales proceeds of $4,242. As a result, the Company recognized an additional writedown of $1,266 in the second quarter of 2000, which included $358 of estimated accrued closing costs.


5.   INVESTMENT IN HOTEL PROPERTIES

     Investment in hotel properties as of December 31, 2000 and 1999 consists of the following:

                                             December 31,   December 31,
                                                2000           1999
                                            ------------   ------------
      Land . . . . . . . . . . . . . . . .      $ 46,384       $ 49,308
      Buildings and improvements . . . . .       427,114        421,134
      Furniture, fixtures and equipment. .        87,548         77,030
                                                --------       --------
                                                 561,046        547,472
      Accumulated depreciation . . . . . .       (74,862)       (46,281)
                                                --------       --------
                                                $486,184       $501,191
                                                ========       ========

     The Hotels are located in California (2), Florida (2), Illinois, Louisiana, Massachusetts, Minnesota, Nebraska, New Jersey, New York, Rhode Island and Texas.

6.   REAL ESTATE HELD FOR SALE

     On August 16, 2000, the Company sold Holiday Inn Plaza Park for $4,600. The asset had been classified as held for sale since December 31, 1999 at which time depreciated was suspended. Based on initial pricing expectations, the net book value of the asset was reduced by $2,000 to $5,508 in 1999. As of June 30, 2000, a purchase and sale agreement had been entered into with an expected net sales proceeds of $4,242. As a result, the Company recognized an additional writedown of $1,266 in the second quarter of 2000, which included $358 of estimated accrued closing costs.

     The Company is actively marketing Radisson Hotel Tampa for sale. Accordingly, the asset was classified as held for sale on December 6, 2000 and will no longer be depreciated subsequent to this date. Based on initial pricing expectations, the Company recognized a writedown of $11,030 reducing the net book value of the asset to $17,027 in 2000, which included $200 of estimated accrued closing costs. There can be no assurance that real estate held for sale will be sold.

     Results of operations for the Radisson Hotel Tampa and Holiday Inn Plaza Park are as follows:
                                                             For the
                                  For the year ended        period from
                                      December 31,         April 29, 1998
                                  --------------------  (inception) through
                                    2000       1999      December 31, 1998
                                 ---------- ----------  -------------------

Total Revenues . . . . . . . . .    $ 3,548    $ 4,299             $ 2,558
Total Expenses . . . . . . . . .      2,121      2,185               1,240
Income from Operations . . . . .    $ 1,427    $ 2,114             $ 1,318


7.   LONG-TERM DEBT

     CREDIT FACILITY

     In April 1998, the Company obtained a three-year commitment for a $200 million senior unsecured revolving credit facility (the "1998 Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. The Company amended the 1998 Credit Facility on October 30, 1998. Under the Amended and Restated Senior Unsecured Credit Agreement, as amended (the "1998 Amended Credit Facility"), the commitment was increased by an additional $35 million, bringing the total commitment under the facility to $235 million. On November 13, 2000, the Company amended the 1998 Amended Credit Facility. Under the Second Amended and Restated Senior Unsecured Credit Agreement, as amended (the "1998 Second Amended Credit Facility"), the commitment was reduced by $35 million, bringing the total commitment under the facility to $200 million. The reduction was based on anticipated usage over the life of the facility. Borrowings under the 1998 Second Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the years ended December 31, 2000 and December 31, 1999, the weighted average interest rate on borrowings under the 1998 Second Amended Credit Facility was 8.1% and 6.8%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2000 or 1999.

Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 25 basis points. The Company incurred an unused commitment fee of approximately $200 and $162 for the years ended December 31, 2000 and December 31, 1999, respectively. The 1998 Second Amended Credit Facility matures on December 31, 2003 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. At December 31, 2000 and 1999, the Company had outstanding borrowings against the 1998 Second Credit Facility of $113,500 and $164,900, respectively.

     BONDS PAYABLE

     On June 24, 1998 the Company, through the Harborside Subsidiary LLC, acquired the Boston Property subject to $40,000 of special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). In conjunction with the Massport Bonds, the Company recorded a premium of $3,480, of which $314 remains unamortized at December 31, 2000. The Massport Bonds are collateralized by the leasehold improvements and bear interest at 10.0% per annum through the date of maturity, March 1, 2026. Interest payments are due semiannually on March 1 and September 1. Interest expense, net of the premium amortization, for the years ended December 31, 2000 and December 31, 1999 totaled $2,743 for both periods. The Massport Bonds shall be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon is due in full. The Company has the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment. Future principal payments are as follows:

           2001. . . . . . . . . . . . .      $   400
           2002. . . . . . . . . . . . .          400
           2003. . . . . . . . . . . . .          400
           2004. . . . . . . . . . . . .          500
           2005. . . . . . . . . . . . .          500
           Thereafter. . . . . . . . . .       37,800
                                              -------
                                              $40,000
                                              =======

    Under the terms of the Massport Bond Agreement, certain cash reserves are required to be held in trust for payments of interest, credit enhancement fees and ground rent. As of December 31, 2000 and 1999, these reserves totaled $7,864 and $7,311, respectively, and are included in Restricted Cash Reserves.

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

     On March 1, 2001, the Company redeemed the $40.0 million tax-exempt Massport Bonds, which had a 10.0% coupon. Proceeds for the redemption were derived from $37.1 million of tax exempt and $5.4 million of taxable bonds, each having a 17-year maturity, bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation. The letters of credit are collateralized by the Harborside Hyatt Conference Center and Hotel. The excess proceeds of approximately $5,900 were used to pay down borrowings on the 1998 Second Amended Credit facility.

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

     The 1999 Mortgage Loan had principal balances of $45,690 and $46,306 at December 31, 2000 and December 31, 1999, respectively. Future scheduled debt principal payments at December 31, 2000 are as follows (in thousands):

           2001. . . . . . . . . . . . .       $   667
           2002. . . . . . . . . . . . .           723
           2003. . . . . . . . . . . . .           784
           2004. . . . . . . . . . . . .           850
           2005. . . . . . . . . . . . .           922
           Thereafter. . . . . . . . . .        41,744
                                               -------
                                               $45,690
                                               =======

     On July 27, 2000, the Company, through three newly formed partnerships, LHO Hollywood LM, L.P., LHO New Orleans LM, L.P., and LHO Key West HI, L.P. (the "2000 Financing Partnerships"), entered into three ten-year mortgage loans totaling $74,500 (the "2000 Mortgage Loans"). The 2000 Mortgage Loans are secured by the Le Montrose All-Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Key West Beachside Resort. The loans bear interest at a fixed rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The loan agreements require the 2000 Financing Partnerships to hold funds in escrow for the payment of one half year's insurance and real estate taxes and one month's ground rent. The 2000 Mortgage loans also require the 2000 Financing Partnerships to maintain certain debt service coverage ratios.

     The 2000 Mortgage Loans had a principal balance of $74,274 at December 31, 2000. Future scheduled debt principal payments at December 31, 2000 are as follows (in thousands):

           2001. . . . . . . . . . . . .      $   735
           2002. . . . . . . . . . . . .          798
           2003. . . . . . . . . . . . .          864
           2004. . . . . . . . . . . . .          921
           2005. . . . . . . . . . . . .        1,016
           Thereafter. . . . . . . . . .       69,940
                                              -------
                                              $74,274
                                              =======

8.   SHAREHOLDERS' EQUITY

     COMMON SHARES OF BENEFICIAL INTEREST

     In connection with the acquisition of the Initial Hotels, the Company issued 912,122 restricted Common Shares to JLL. The Common Shares were valued at $18.00 per share or $16,418. The Company also granted 1,280,569 rights mainly to purchase Common Shares at the exercise price of $18.00 per share in connection with the acquisition of the Initial Hotels. Among the rights which were granted, 457,346 were granted to the Advisor (as defined in Note 11). The Advisor may exercise its rights to purchase Common Shares or Units, at the option of the Company. The Company has recorded these rights in shareholders' equity at their fair value on the date of grant, which was $2,997. All rights have a one year vesting period and a 10 year term. At December 31, 2000, all of the rights were exercisable.

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

     In connection with the Chicago Hotel Venture and the acquisition of the Chicago Property (See Note 4), the Company issued 16,667 Units to an affiliate of the previous owner of the Hotel for consideration valued at approximately $300.

     On February 14, 2000, the Company issued 6,125 Common Shares to the non-affiliated members of its Board of Trustees for 1999 compensation. The Common Shares were issued in lieu of cash, at the trustee's election.
These Common Shares were issued under the 1998 Share Option and Incentive Plan (the "1998 SIP").

     On February 15, 2000, pursuant to the advisory agreement, the Company issued 31,318 Common Shares to the Advisor for the incentive portion of the 1999 advisory fee, in lieu of the $412, which would have otherwise been due to the Advisor.

     As of December 31, 2000, the Company has reserved 1,500,000 Common Shares for future issuance under the 1998 SIP (as defined in Note 12). The Company has also reserved a total of 1,280,569 Common Shares for future issuance pursuant to rights which have been issued and 1,539,147 Common Shares for issuance upon the conversion of the Units, both of which were issued in connection with the IPO, the acquisition of the Initial Hotels and the formation of the Company.

     During 2000, the Company granted options to the Advisor under the 1998 SIP. In conjunction with this grant, the Company recorded an expense of $53 for the year ended December 31, 2000, which is included in Advisory Fee in the accompanying statements of operations. These options vested on January 18, 2000.

     OPERATING PARTNERSHIP UNITS

     The outstanding Units are redeemable at the option of the holder for a like number of Common Shares of the Company or, at the option of the Company, for the cash equivalent thereof.

     On October 24, 2000, 36,754 Units were converted to Common Shares. At December 31, 2000, 1,539,147 Units were outstanding. On January 1, 2001, JLL and its affiliates redeemed 964,334 Units resulting in 574,813 Units outstanding.


9.   EARNINGS PER SHARE

     The limited partners' outstanding units in the Operating Partnership ("Units") have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.

     The following table sets forth the computation of basic and diluted
EPS:

                                                              For the
                                                            period from
                                                           April 29, 1998
                             For the         For the        (inception)
                            Year Ended      Year Ended        through
                            December 31,    December 31,    December 31,
                               2000            1999            1998
                            ------------    ------------   -------------
Numerator:
  Net income . . . . . .      $    5,351      $   13,989      $   12,233
                              ==========      ==========      ==========
DENOMINATOR:
  Weighted average
    number of common
    shares - Basic . . .      16,920,596      15,432,667      15,209,555
  Effect of Dilutive
    Securities Common
    Stock Options. . . .          62,366           --              --
                              ----------      ----------      ----------
  Weighted average
    number of common
    shares - Diluted . .      16,982,962      15,432,667      15,209,555
                              ----------      ----------      ----------
BASIC EPS:
  Net income per
    weighted average
    common shares. . . .      $     0.32      $     0.91      $     0.80
                              ==========      ==========      ==========

DILUTED EPS:
  Net income per
    weighted average
    common shares. . . .      $     0.32      $     0.91      $     0.80
                              ==========      ==========      ==========

10.  PARTICIPATING LEASES

     The Participating Leases have noncancelable terms ranging from six to eleven years (from commencement), subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Participating Lease is the greater of base rent, as defined, or participating rent. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index ("CPI") published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating Lease revenues for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 were $83,772, $76,843 and $46,464, of which $30,751, $25,271 and
$15,256 was in excess of base rent, respectively.

     Future minimum rentals (without reflecting future CPI increases) to be received by the Company pursuant to the Participating Leases for each of the years in the period 2000 to 2004 and in total thereafter are as follows:
                  2001 . . . . . . . . . . . . . . . .   $ 54,568
                  2002 . . . . . . . . . . . . . . . .     54,568
                  2003 . . . . . . . . . . . . . . . .     54,816
                  2004 . . . . . . . . . . . . . . . .     54,816
                  2005 . . . . . . . . . . . . . . . .     54,816
                  Thereafter . . . . . . . . . . . . .    139,701


11.  ADVISORY AGREEMENT

     Upon completion of the IPO, the Company entered into an advisory agreement with LaSalle Hotel Advisors, Inc. (the "Advisor"), a wholly owned subsidiary of JLL. From its inception through December 31, 2000, JLL acted as an external advisor providing management, acquisition, advisory and administration services pursuant to an Advisory Agreement and Employee Lease Agreement (collectively the "Advisory Agreement"). The initial term of the Advisory Agreement extended through December 31, 1999, subject to successive, automatic one year renewals unless terminated according to the terms of the Advisory Agreement. On October 25, 1999, the Company's Board of Trustees approved the renewal of the Advisory Agreement through December 31, 2000.

     On November 15, 2000, the Company's Board of Trustees approved the termination of the Advisory Agreement and voted to become a self-managed REIT effective January 1, 2001. The Company will pay the Advisor $600 for 2001 transition services including waiving the termination notice period, and providing support and advice through the first quarter of 2001. In addition, the Company will purchase assets to operate the Company at book value.

     The Advisory Agreement provided for payment of a base fee, payable quarterly, starting at 5% of the first $100.0 million of net operating income ("NOI") (as defined). The percentage of NOI used to calculate the base fee is reduced by .2% for every incremental $125.0 million of NOI above $100.0 million until $600.0 million, at which point any excess NOI above $600.0 million is subject to a base fee of 4%.

     In addition, the Advisory Agreement provided for payment of an annual incentive fee to be paid by the Company in arrears. The annual incentive fee is equal to 25% of the product of (i) the amount by which the funds from operations ("FFO") per common share/Unit (as defined) for the calendar year then ended (the "Measurement Year") exceeded a growth rate of 7% per annum of the FFO per common share/Unit for the prior calendar year and (ii) the common shares/Units outstanding for the Measurement Year. For partial years, the incentive fee was calculated on a pro rata basis for only that portion of the year that the Advisory Agreement was in effect. Payment of the incentive fee was in common shares or Units at the option of the Advisor.


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

     On May 19, 1999, the common shareholders approved an amendment to the 1998 SIP, increasing the number of Common Shares authorized for issuance under the SIP from 757,000 to 1,500,000. Accordingly, at December 31, 2000 and 1999, 1,500,000 shares were authorized for issuance under the 1998 SIP.

     On February 1, 2001, an affiliate of the Advisor exercised 300,000 options. Proceeds from the options were used to reduce outstanding borrowings on the 1998 Second Amended Credit Facility.

     Stock option transactions are summarized as follows:

                      2000                 1999                1998
                -----------------    ----------------    ----------------
                         Weighted            Weighted            Weighted
                         Average             Average             Average
                         Exercise            Exercise            Exercise
                 Shares   Price      Shares   Price      Shares   Price
                -------  --------    ------  --------    ------  --------

Outstanding
 at beginning
 of the year .  380,200    $13.84    81,000    $16.22      --      $  --
Options
 granted . . .  333,500     11.81   310,700     13.20    81,000     16.22
Options
 exercised . .  (45,167)    12.41      --        --        --        --
Options
 forfeited . .  (27,666)    15.19   (11,500)    13.25      --        --
                -------    ------   -------    ------    ------    ------
Outstanding
 at end of
 year. . . . .  640,867    $12.83   380,200    $13.84    81,000    $16.22
                =======    ======   =======    ======   =======    ======

Exercisable
 at end of
 the year. . .  395,740              43,667
Available for
 future grant
 at year end .  802,846           1,114,805             676,000

Weighted
 average per
 share fair
 value of
 options
 granted during
 the year. . . $   1.32             $  1.55             $  0.94


                       Options Outstanding          Options Exercisable
               ---------------------------------  ----------------------
                  Number   Weighted    Weighted       Number    Weighted
Range of        Outstand-  Average      Average     Outstand-   Average
Exercise          ing at   Remaining    Exercise      ing at    Exercise
 Prices          12/31/00   Life        Price        12/31/00    Price
-------------   ---------  ---------   ---------   -----------  --------

$11.63-$18.00     640,867  5.6 years     $12.83        395,740   $12.99

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
                                          2000        1999        1998
                                         ------      ------     -------
      Expected Life. . . . . . . . .        7.2         7.2         7.9
      Expected Volatility. . . . . .      23.8%       32.0%       13.4%
      Risk-free Interest Rate. . . .       4.7%        4.8%        4.7%
      Dividend Yield . . . . . . . .      11.8%       10.9%        9.3%

     PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

     The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 SIP. Accordingly, no compensation costs have been recognized, except $53 and $12 for the options granted to the Advisor during 2000 and 1999, respectively, which were accounted for under the method required by Statement of Financial Accounting Standards ("SFAS") No. 123. Had compensation cost for all of the options granted under the Company's 1998 SIP been determined in accordance with the method required by SFAS No. 123, the Company's net income and net income per common share for 2000, 1999 and 1998 would approximate the pro forma amounts below (in thousands, except per share data).
                       2000                1999                1998
                ------------------  -----------------   -----------------
                  As       Pro        As       Pro        As        Pro
                Reported   Forma    Reported   Forma    Reported    Forma
                --------  --------  --------  --------  --------  --------
Net income . .  $  5,351  $  5,215  $ 13,989  $ 13,886  $ 12,233  $ 12,229
                ========  ========  ========  ========  ========  ========
Net income
 per common
 share:
  Basic. . . .  $   0.32  $   0.31  $   0.91  $   0.90  $   0.80  $   0.80
                ========  ========  ========  ========  ========  ========
  Diluted. . .  $   0.32  $   0.31  $   0.91  $   0.90  $   0.80  $   0.80
                ========  ========  ========  ========  ========  ========



13.  LHL

     A significant portion of the Company's participating lease revenue is derived from the Participating Leases with LHL. Certain condensed financial information, related to the LHL's financial statements, is as follows:

                                             December 31,   December 31,
                                                2000           1999
                                             ------------   ------------

Balance Sheet Information:
  Cash and cash equivalents. . . . . . . .    $    6,208      $   5,494
  Due from LaSalle Hotel Properties. . . .           756             30
  Total assets . . . . . . . . . . . . . .        12,887         11,176
  Notes payable to LaSalle Hotel
    Properties . . . . . . . . . . . . . .         3,900          3,900
  Total liabilities. . . . . . . . . . . .        12,834         10,777
  Stockholders' equity (deficit) . . . . .            53            399
  Total liabilities and stockholders'
    equity (deficit) . . . . . . . . . . .        12,887         11,176


                                                             For the
                                    For the year ended      period from
                                       December 31,        April 29, 1998
                                   -------------------  (inception) through
                                     2000       1999     December 31, 1998
                                   --------   --------  -------------------
Statement of Operations
 Information:
  Total revenues . . . . . . . .   $107,991   $100,700            $ 66,335
  Participating lease expense. .     30,963     28,290              19,436
  Net income (loss). . . . . . .        862        633                (659)


     At December 31, 2000, 1999 and 1998, the Company owed LHL $756, $30 and $614, respectively, for reimbursement of capital improvements, which were paid by LHL.

     On July 28, 2000, the Operating Partnership reached a definitive agreement with the shareholders of LaSalle Hotel Lessee, Inc. ("LHL"), to purchase all of the issued and outstanding shares of capital stock of LHL for $500. LHL leases four of the Company's owned hotels, including Marriott Seaview Resort, LaGuardia Airport Marriott, Omaha Marriott and Harborside Hyatt Conference Center and Hotel. Effective January 1, 2001, LHL is a 100% owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions. It is currently anticipated that the cost associated with the transaction will be expensed in the first quarter of 2001.


14.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                             For the
                                    For the year ended      period from
                                       December 31,        April 29, 1998
                                   -------------------  (inception) through
                                     2000       1999     December 31, 1998
                                   --------   --------  -------------------
Interest paid,
  net of capitalized interest. .   $ 22,300   $ 17,652            $  7,325
                                   ========   ========            ========
Interest capitalized . . . . . .   $    699   $    174            $     57
                                   ========   ========            ========
Supplemental schedule of non-
 cash investing and financing
 activities:
  Issuance of Units in conjunc-
    tion with the investment
    in Chicago Hotel Venture . .   $    300   $   --              $   --
                                   ========   ========            ========
  Advances to Affiliated Lessee
    converted to notes
    receivable . . . . . . . . .   $   --     $  2,400            $   --
                                   ========   ========            ========
  Distributions payable. . . . .   $  7,131   $  7,000            $  6,902
                                   ========   ========            ========
Exchange of Units for
 Common Shares:
  Minority interest. . . . . . .   $   (526)  $(23,847)           $   --
  Common stock . . . . . . . . .       --           16                --
  Additional paid in capital . .        526     23,831                --
                                   --------   --------            --------
                                   $   --     $   --              $   --
                                   ========   ========            ========
In conjunction with the hotel
 acquisitions, the Company
 assumed the following assets
 and liabilities:
  Purchase of real estate. . . .   $   --     $ 28,052            $470,859
  Adjustment required to reflect
    predecessor's basis. . . . .       --        --                 33,012
  Note receivable. . . . . . . .       --          167               --
  Other assets purchased . . . .       --           14               --
  Liabilities, net of other
    assets . . . . . . . . . . .       --        --                 (3,455)
  Bonds payable. . . . . . . . .       --        --                (43,480)
  Issuance of shares/units . . .       --        --                (76,686)
                                   --------   --------            --------
  Acquisitions of
    hotel properties . . . . . .   $   --     $ 28,233            $380,250
                                   ========   ========            ========

                                                             For the
                                    For the year ended      period from
                                       December 31,        April 29, 1998
                                   -------------------  (inception) through
                                     2000       1999     December 31, 1998
                                   --------   --------  -------------------
In conjunction with the hotel
 disposition, the Company
 disposed of the following
 assets and liabilities:
  Sale of real estate. . . . . .  $  (4,580)  $   --              $  --
  Note receivable. . . . . . . .       (100)      --                 --
  Other assets disposed. . . . .       (110)      --                 --
  Liabilities. . . . . . . . . .        317       --                 --
                                   --------   --------            --------
  Disposition of
    hotel properties . . . . . .   $ (4,473)  $  --               $  --
                                   ========   ========            ========


15.  COMMITMENTS AND CONTINGENCIES

     Three of the Hotels are subject to ground leases under noncancelable operating leases with terms ranging out to May 2081. Total lease expense for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 was $3,574, $3,351 and $1,886, respectively. Future minimum lease payments are as follows:

                 2001. . . . . . . . . . . . . . . . .   $  2,364
                 2002. . . . . . . . . . . . . . . . .      2,364
                 2003. . . . . . . . . . . . . . . . .      2,364
                 2004. . . . . . . . . . . . . . . . .      2,364
                 2005. . . . . . . . . . . . . . . . .      2,364
                 Thereafter. . . . . . . . . . . . . .    131,869
                                                         --------
                                                         $143,689
                                                         ========

     The Company is obligated to make funds available to the Hotels for capital expenditures (the "Reserve Funds"), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds range from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $10,521 at December 31, 2000, of which $3,387 available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $3,000 have been issued for renovations at the Hotels.

     The nature of the operations of the Hotels expose them to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position, operations or liquidity of the Hotels.


16.  RELATED PARTY TRANSACTIONS

     At December 31, 2000, 1999 and 1998, the Company had a payable to JLL of $966, $1,123 and $886, respectively, primarily for the advisory fee.
For the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, the total advisory fee was $3,840, $3,670 and $2,134, of which $125, $412 and $155 represented the incentive portion of the advisory fee, respectively.

     On November 15, 2000, the Company announced its Board of Trustees voted to become a self-managed company effective January 1, 2001 and terminate its advisory relationship with Advisor. In connection with the termination, the Advisor will receive $600 for 2001 transition services and the Company will purchase assets used to operate the Company at book value.

The entire management team has become employees of LHO and continues to oversee and manage all activities of the Company under the new self-managed structure.


17.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The pro forma financial information set forth below is presented as if the acquisitions of the Hotel Viking and Chicago Marriott Downtown as discussed in Note 4 had been consummated and leased as of January 1, 1999. The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and all the Hotels had been leased as of January 1, 1999, nor does it purport to represent the results of operations for future periods.
                                                        For the
                                                       Year Ended
                                                      December 31,
                                                 ----------------------
                                                     2000       1999
                                                  ---------- ----------
Total revenues . . . . . . . . . . . . . . . . .  $   86,172 $   78,760
                                                  ---------- ----------
Depreciation . . . . . . . . . . . . . . . . . .      29,078     25,786
Real estate and personal property taxes and
  insurance. . . . . . . . . . . . . . . . . . .       8,462      8,271
General and administrative . . . . . . . . . . .         952      1,342
Interest expense . . . . . . . . . . . . . . . .      21,076     17,261
Amortization of deferred financing costs . . . .       1,139        992
Advisory fees. . . . . . . . . . . . . . . . . .       3,836      3,707
Ground rent. . . . . . . . . . . . . . . . . . .       3,574      3,351
Other expense. . . . . . . . . . . . . . . . . .          19        140
                                                  ---------- ----------
Income before Minority Interest and
 writedown of property held for sale . . . . . .      18,036     17,910
Writedown of property held for sale. . . . . . .      12,296      2,000
                                                  ---------- ----------
Income before minority interest. . . . . . . . .       5,740     15,910
Minority interest. . . . . . . . . . . . . . . .         480      2,583
                                                  ---------- ----------
Net income applicable to common shareholders . .  $    5,260 $   13,327
                                                  ========== ==========
Net income applicable to common shareholders per
  weighted average common share outstanding
    - basic. . . . . . . . . . . . . . . . . . .  $     0.31 $     0.86
                                                  ========== ==========
    - diluted. . . . . . . . . . . . . . . . . .  $     0.31 $     0.86
                                                  ========== ==========
Weighted average number of common
 shares outstanding
    - basic. . . . . . . . . . . . . . . . . . .  16,920,596 15,432,667
                                                  ========== ==========
    - diluted. . . . . . . . . . . . . . . . . .  16,982,962 15,432,667
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

             LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)

                         STATEMENTS OF OPERATIONS
                       (Dollar Amounts in Thousands)



                                                             For the
                                                          period from
                                                        January 1, 1998
                                                            through
                                                         April 28, 1998
                                                        ----------------

REVENUES
Rooms. . . . . . . . . . . . . . . . . . . . . . .             $  4,285
Food & beverage. . . . . . . . . . . . . . . . . .                3,459
Telephone. . . . . . . . . . . . . . . . . . . . .                  124
Other. . . . . . . . . . . . . . . . . . . . . . .                  537
                                                               --------
     Total Revenue . . . . . . . . . . . . . . . .                8,405
                                                               --------

EXPENSES
Departmental expenses:
  Rooms. . . . . . . . . . . . . . . . . . . . . .                1,096
  Food & beverage. . . . . . . . . . . . . . . . .                2,379
  Telephone. . . . . . . . . . . . . . . . . . . .                   88
  Other operating departments. . . . . . . . . . .                  307
General & administrative . . . . . . . . . . . . .                  571
Sales and marketing. . . . . . . . . . . . . . . .                  435
Real estate and personal property taxes. . . . . .                  405
Property operations and management . . . . . . . .                  400
Management fees. . . . . . . . . . . . . . . . . .                  336
Energy . . . . . . . . . . . . . . . . . . . . . .                  292
Insurance. . . . . . . . . . . . . . . . . . . . .                   71
Other fixed expenses . . . . . . . . . . . . . . .                   73
Interest expense . . . . . . . . . . . . . . . . .                  833
Depreciation and amortization. . . . . . . . . . .                1,196
Advisory fees. . . . . . . . . . . . . . . . . . .                   53
                                                               --------
     Total Expenses. . . . . . . . . . . . . . . .                8,535
                                                               --------
Net Loss . . . . . . . . . . . . . . . . . . . . .             $   (130)
                                                               ========

             LRP BLOOMINGTON LIMITED PARTNERSHIP (PREDECESSOR)

                          STATEMENT OF CASH FLOWS
                 (Unaudited, Dollar Amounts in Thousands)



                                                             For the
                                                          period from
                                                        January 1, 1998
                                                            through
                                                         April 28, 1998
                                                        ----------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . .             $   (130)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . .                1,196
   Changes in assets and liabilities:
     Guest and trade receivables, net. . . . . . .                 (284)
     Inventories . . . . . . . . . . . . . . . . .                    8
     Prepaid expenses. . . . . . . . . . . . . . .                 (367)
     Accounts payable. . . . . . . . . . . . . . .                 (133)
     Accrued expenses and other liabilities. . . .                  515
                                                               --------
        Net cash provided by operating activities.                  805
                                                                -------

Cash flows from investing activities:
  Proceeds from restricted cash reserves . . . . .                  148
  Capital expenditures . . . . . . . . . . . . . .                 (611)
                                                               --------
       Net cash used in investing activities . . .                 (463)
                                                               --------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . .                 (145)
                                                               --------
       Net cash used in financing activities . . .                 (145)
                                                               --------

Increase in cash and cash equivalents. . . . . . .                  197
  Cash and cash equivalents, beginning of period .                1,744
                                                               --------
  Cash and cash equivalents, end of period . . . .             $  1,941
                                                               ========

Cash paid for interest . . . . . . . . . . . . . .             $    833
                                                               ========

19.  SUBSEQUENT EVENTS

     Effective January 1, 2001, the Company became a self-managed REIT.
The Company terminated its Advisor relationship with the Advisory in accordance with the Termination and Services Agreement dated December 28, 2000. In connection with the termination, the Advisor will receive $600 for 2001 transition services. The Company purchased assets used to operate the Company at book value of approximately $302 and paid $50 for informational technology services. The entire management team has become employees of LHO and continues to oversee and manage all activities of the Company under the new self-managed structure.

     Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $500 in accordance with the Stock Purchase Agreement dated July 28, 2000. LHL leases four of the Company's owned hotels, including Marriott Seaview Resort, LaGuardia Airport Marriott, Omaha Marriott and Harborside Hyatt Conference Center and Hotel. Effective January 1, 2001, LHL is a 100% owned subsidiary of the company as provided for under the taxable-REIT subsidiary provisions. It is currently anticipated that the cost associated with the transaction will be expensed in the first quarter of 2001.

     On January 1, 2001, JLL and its affiliates redeemed 964,334 Units resulting in 574,813 Units or 3.1% partnership interest held by the limited partners.

     On January 15, 2001, the Company paid its regular fourth quarter distribution of $0.385 per share/unit on its Common Shares and Units.

     On February 1, 2001, an affiliate of the Advisor exercised 300,000 options. Proceeds from the options were used to reduce outstanding borrowings on the 1998 Second Amended Credit Facility.

     On February 26, 2001, the Company terminated the operating lease on the Viking Hotel with Bellevue Properties, Inc. and entered into lease with LHL on essentially the same terms. Bellevue Properties, Inc. received $840 in payment relating to termination, tax settlement due under the Purchase and Sale Agreement and other items. Noble House Hotel and Resorts replaced Bellevue Properties, Inc. as manager for the property.

     On March 1, 2001, the Company redeemed the $40.0 million tax-exempt Massport Bonds, which had a 10.0% coupon. Proceeds for the redemption were derived from $37.1 million of tax exempt and $5.4 million of taxable bonds, each having a 17-year maturity, bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation. The letters of credit are collateralized by the Harborside Hyatt Conference Center and Hotel. The excess proceeds of approximately $5,900 were used to pay down borrowings on the 1998 Second Amended Credit facility.

     On March 8, 2001, the Company acquired a 100% interest in four full-service hotels with a total of 502 guest rooms in Washington, D.C. for an aggregate purchase price of approximately $44.0 million. Each of the four hotels will be fully renovated, improved and repositioned as unique high-end, independent boutique hotels. The Company will undertake the redevelopment program, currently projected at a total of approximately $30.0 million, in conjunction with the Kimpton Hotel & Restaurant Group, LLC who was also retained to manage and operate the hotel collection.
These four hotels have operated as the 99-room Canterbury Hotel, located at 1733 N Street, NW; the 82-room Clarion Hampshire House Hotel at 1310 New Hampshire Avenue, NW; the 137-room Quality Hotel and Suites Downtown at 1315 16th Street, NW; and the 184-room Howard Johnson Plaza Hotel and Suites, 1430 Rhode Island Avenue, NW. Originally constructed as apartment buildings, each hotel features either large rooms or suites. Upon completion of the redevelopment program, LaSalle intends to rename each property and the Kimpton Group will operate each as independent, non-branded boutique hotels.

20.  QUARTERLY OPERATING RESULTS (UNAUDITED)

     The Company's unaudited consolidated quarterly operating data for the years ended December 31, 2000 and 1999 (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

                                  Year Ended December 31, 2000
                         ----------------------------------------------
                            First      Second       Third      Fourth
                           Quarter     Quarter     Quarter     Quarter
                         ----------  ----------  ----------  ----------

Total Revenues . . . . . $   17,146  $   22,639  $   26,590  $   19,875
Total Expenses . . . . .     15,452      18,933      18,858      27,656
                         ----------  ----------  ----------  ----------
Net Income (Loss). . . . $    1,694  $    3,706  $    7,732  $   (7,781)
                         ==========  ==========  ==========  ==========

Net Income (Loss)
 Applicable to Common
 Shareholders per
 Weighted Average Common
 Shares Outstanding:
  Basic. . . . . . . . . $     0.10  $     0.22  $     0.46  $    (0.46)
                         ==========  ==========  ==========  ==========
  Diluted. . . . . . . . $     0.10  $     0.22  $     0.45  $    (0.46)
                         ==========  ==========  ==========  ==========

Weighted Average
 Number of Common
 Shares outstanding:
  Basic. . . . . . . . . 16,881,979  16,901,514  16,925,815  16,972,445
                         ==========  ==========  ==========  ==========
  Diluted. . . . . . . . 16,894,833  16,972,049  17,007,337  17,071,733
                         ==========  ==========  ==========  ==========


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

Net Income Applicable to
 Common Shareholders per
 Weighted Average Common
 Shares Outstanding:
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
                         ==========  ==========  ==========  ==========

                                             LASALLE HOTEL PROPERTIES

                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              As of December 31, 2000

                                                            Costs Capitalized
                                                              Subsequent to             Gross Amounts at Which
                               Initial Cost                   Acquisition            Carried At Close of Period
                         ---------------------------  ----------------------------   ---------------------------
                                  Building                      Building                      Building
                                    and                           and                           and
                                  Improve-                      Improve-                      Improve-
                          Land      ments     FF&E      Land      ments     FF&E      Land      ments     FF&E
                        --------  --------  --------  --------  --------  --------  --------  --------  ---------
Radisson Convention
 Hotel . . . . . . . .   $ 8,172   $11,258   $13,811    $  --    $ 1,564   $ 4,841   $ 8,172  $ 12,822   $18,652
Le Meridien
 New Orleans . . . . .     --       60,062     6,554       --        344     2,834     --       60,406     9,388
Le Meridien
 Dallas. . . . . . . .     2,452    20,847     2,166       --        157     3,065     2,452    21,004     5,231
Marriott Seaview
 Resort. . . . . . . .     7,415    40,337     2,339       182     1,490     7,832     7,597    41,827    10,171
Holiday Inn
 Beachside Resort. . .     5,505    14,702     1,901       --        447       795     5,505    15,149     2,696
San Diego
 Paradise Point. . . .     --       69,639     3,665       --     15,962     7,041     --       85,601    10,706
LaGuardia Airport
 Marriott. . . . . . .     8,127    32,139     3,976       --      1,012     2,236     8,127    33,151     6,212
Omaha Marriott
 Hotel . . . . . . . .     4,268    22,405     3,086       --        403     1,371     4,268    22,808     4,457
Radisson Hotel
 Tampa . . . . . . . .     4,383    20,223     2,166       --      1,185     3,805     4,383    21,408     5,971
Holiday Inn
 Plaza Park. . . . . .     1,663     5,335       396       --        212       392     1,663     5,547       788
Le Montrose
 All Suite Hotel . . .     5,004    19,752     2,951       --        896     1,386     5,004    20,648     4,337
Harborside Hyatt
 Conference Center
 & Hotel . . . . . . .     --       66,159     5,246       --        522     2,967     --       66,681     8,213
Hotel Viking . . . . .     2,504    25,183       365        77     8,059     2,641     2,581    33,242     3,006
                        --------  --------  --------    ------   -------   -------   -------  --------   -------

Totals . . . . . . . .  $ 49,493  $408,041  $ 48,622    $  259   $32,253   $41,206   $49,752  $440,294   $89,828
                        ========  ========  ========    ======   =======   =======   =======  ========   =======


                                             LASALLE HOTEL PROPERTIES

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                              As of December 31, 2000
                                                                                                 Life On Which
                        Write-                                     Date of                       Depreciation In
                      down/Sale     Accumulated         Net        Original        Date of      Income Statement
                      of Assets     Depreciation     Book Value   Construction    Acquisition     is Computed
                      ---------     ------------     ----------   ------------    -----------   ----------------
Radisson Conven-
 tion Hotel. . . . .  $  --             $ 12,585       $ 27,061        1969         12/01/95        5 - 30 years
Le Meridien
 New Orleans . . . .     --                9,778         60,016        1984         04/29/98        5 - 30 years
Le Meridien
 Dallas. . . . . . .     --                4,199         24,488        1980         04/29/98        5 - 30 years
Marriott Seaview
 Resort. . . . . . .     --                7,549         52,046        1912         04/29/98        5 - 30 years
Holiday Inn
 Beachside Resort. .     --                2,597         20,753        1960         04/29/98        5 - 30 years
San Diego
 Paradise Point. . .     --               10,387         85,920        1962         06/01/98        5 - 30 years
LaGuardia Airport
 Marriott. . . . . .     --                5,578         41,912        1981         05/01/98        5 - 30 years
Omaha Marriott
 Hotel . . . . . . .     --                4,080         27,453        1982         04/29/98        5 - 30 years
Radisson Hotel
 Tampa . . . . . . .   10,830(a)           3,905         17,027        1987         04/29/98        5 - 30 years
Holiday Inn
 Plaza Park. . . . .    7,998(b)           --             --           1976         04/29/98        5 - 30 years
Le Montrose
 All Suite Hotel . .     --                3,637         26,352        1976         04/29/98        5 - 30 years
Harborside Hyatt
 Conference Center
 & Hotel . . . . . .     --                8,584         66,310        1993         06/24/98        5 - 30 years
Hotel Viking . . . .     --                1,983         36,846        1850         06/02/99        5 - 30 years
                      -------            -------       --------
Totals . . . . . . .  $18,828            $74,862       $486,184
                      =======            =======       ========

(a)   In 2000, the Company recorded a writedown of $10,830 (net of $200 accrued closing costs), on Radisson Hotel
      Tampa, which was held for sale as of December 6, 2000.  See Note 6 in Notes to Consolidated Financial
      Statements.

(b)   The Company recorded writedowns of $2,000 and $931 (net of $358 accrued closing costs), for 2000 and 1999, respectively, on Holiday Inn Plaza Park, which was held for sale as of December 31, 1999.  The Company completed the sale of Holiday Inn Plaza Park during 2000.  See Note 6 in Notes to Consolidated Financial
      Statements.

                         LASALLE HOTEL PROPERTIES

                          As of December 31, 2000



     Reconciliation of real estate and accumulated depreciation:

     Reconciliation of Real Estate:

     Balance at April 29, 1998 . . . . . . . . . . . . . .    $ 33,241
       Acquisitions of hotel properties. . . . . . . . . .     444,863
       Improvements and additions to hotel properties. . .      10,359
                                                              --------
     Balance at December 31, 1998. . . . . . . . . . . . .     488,463

     Acquisition of hotel. . . . . . . . . . . . . . . . .      28,052
     Improvements and additions to hotel properties. . . .      32,957
     Writedown of hotel. . . . . . . . . . . . . . . . . .      (2,000)
                                                              --------
     Balance at December 31, 1999. . . . . . . . . . . . .     547,472

     Improvements and additions to hotel properties. . . .      30,402

     Writedown of hotels . . . . . . . . . . . . . . . . .     (11,761)
     Disposal of hotel . . . . . . . . . . . . . . . . . .      (5,067)
                                                              --------
     Balance at December 31, 2000. . . . . . . . . . . . .    $561,046
                                                              ========

     Reconciliation of Accumulated Depreciation:

     Balance at April 29, 1998 . . . . . . . . . . . . . .    $  7,245
       Depreciation. . . . . . . . . . . . . . . . . . . .      13,666
                                                              --------
     Balance at December 31, 1998. . . . . . . . . . . . .      20,911
       Depreciation. . . . . . . . . . . . . . . . . . . .      25,370
                                                              --------
     Balance at December 31, 1999. . . . . . . . . . . . .      46,281
       Depreciation. . . . . . . . . . . . . . . . . . . .      29,064
       Disposal of hotel . . . . . . . . . . . . . . . . .        (483)
                                                              --------
     Balance at December 31, 2000. . . . . . . . . . . . .    $ 74,862
                                                              ========

                       INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
LaSalle Hotel Lessee, Inc.

     We have audited the accompanying balance sheets of LaSalle Hotel Lessee, Inc. (the Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Lessee, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.





                                        KPMG LLP


Chicago, Illinois
March 23, 2001

                        LASALLE HOTEL LESSEE, INC.

                              BALANCE SHEETS
                          (Dollars in Thousands)



                                           December 31,    December 31,
                                               2000            1999
                                           ------------    ------------

ASSETS
  Cash and cash equivalents. . . . . . .       $  6,208        $  5,494
  Accounts receivable - trade,
   net of allowance for doubtful
   accounts of $118 and $108,
   respectively. . . . . . . . . . . . .          4,375           3,689
  Inventories. . . . . . . . . . . . . .            609             789
  Prepaid expenses and other assets. . .            939           1,174
  Due from LaSalle Hotel Properties. . .            756              30
                                               --------        --------
     Total assets. . . . . . . . . . . .       $ 12,887        $ 11,176
                                               ========        ========

LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)
  Due to LaSalle Hotel Properties. . . .       $  2,344        $  1,675
  Accounts payable
    Trade. . . . . . . . . . . . . . . .          2,278           1,254
    Advance deposits . . . . . . . . . .          1,192           1,368
  Accrued expenses
    Accrued sales, use and
      occupancy taxes. . . . . . . . . .            544             542
    Other accrued liabilities. . . . . .          2,576           2,038
  Notes Payable to LaSalle Hotel
    Properties . . . . . . . . . . . . .          3,900           3,900
                                               --------        --------
        Total liabilities. . . . . . . .         12,834          10,777
                                               --------        --------
  Stockholders' equity (deficit)
    Common stock . . . . . . . . . . . .          --              --
    Additional paid-in capital . . . . .            425             425
    Retained deficit . . . . . . . . . .           (372)            (26)
                                               --------        --------
        Total stockholders' equity
          (deficit). . . . . . . . . . .             53             399
                                               --------        --------
        Total liabilities and
          stockholders' equity
          (deficit). . . . . . . . . . .       $ 12,887        $ 11,176
                                               ========        ========















                  The accompanying notes are an integral
                    part of these financial statements.

                        LASALLE HOTEL LESSEE, INC.

                         STATEMENTS OF OPERATIONS
                          (Dollars in Thousands)


                                                             For the
                                    For the year ended      period from
                                       December 31,        April 29, 1998
                                   -------------------  (inception) through
                                     2000       1999     December 31, 1998
                                   --------   --------  -------------------
REVENUES
  Room revenue . . . . . . . . .   $ 61,809   $ 57,515            $ 36,643
  Telephone revenue. . . . . . .      2,050      1,874               1,124
  Food and beverage revenue. . .     34,501     31,855              20,897
  Golf revenue . . . . . . . . .      5,777      6,422               5,680
  Other revenue. . . . . . . . .      3,635      2,920               1,949
  Interest income. . . . . . . .        219        114                  42
                                   --------   --------            --------
        Total revenues . . . . .    107,991    100,700              66,335
                                   --------   --------            --------

EXPENSES
  Departmental expenses of hotels
    Rooms. . . . . . . . . . . .     14,215     13,373               8,736
    Telephone. . . . . . . . . .      1,147      1,057                 607
    Food and beverage. . . . . .     24,950     23,550              15,640
    Golf . . . . . . . . . . . .      3,838      3,952               3,231
    Other. . . . . . . . . . . .      1,598      1,670               1,212
  Repairs and maintenance. . . .      4,243      4,097               2,577
  Utilities. . . . . . . . . . .      2,739      2,444               1,618
  Sales and marketing. . . . . .      6,001      5,564               3,384
  General and administrative . .      7,388      7,367               4,940
  Insurance. . . . . . . . . . .        723        730                 360
  Management and incentive fees.      8,138      7,397               4,975
  Participation rent . . . . . .     30,963     28,290              19,436
  Interest on notes payable. . .        228        228                  54
  Other expenses . . . . . . . .        336        373                 224
                                   --------   --------            --------
          Total expenses . . . .    106,507    100,092              66,994
                                   --------   --------            --------
  Net income (loss) before
    taxes. . . . . . . . . . . .      1,484        608                (659)

Income tax (provision) benefit .       (622)        25               --
                                   --------   --------            --------
          Net income (loss). . .   $    862   $    633            $   (659)
                                   ========   ========            ========
















                  The accompanying notes are an integral
                    part of these financial statements.

                        LASALLE HOTEL LESSEE, INC.

               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                          (Dollars in Thousands)





                                     APIC -
                        Common       Common      Retained
                        Stock        Stock       Deficit        Total
                     ----------   ----------    ----------    ---------

Initial proceeds
 from stock
 issuance. . . . .   $    --      $      425    $    --       $     425

Net loss . . . . .        --           --             (659)        (659)
                     ----------   ----------    ----------    ---------

Balance at
 December 31,
 1998. . . . . . .        --             425          (659)        (234)

Net income . . . .        --           --              633          633
                     ----------   ----------    ----------    ---------

Balance at
 December 31,
 1999. . . . . . .        --             425           (26)         399
Distributions. . .        --           --           (1,208)      (1,208)
Net income . . . .        --           --              862          862
                     ----------   ----------    ----------    ---------

Balance at
 December 31,
 2000. . . . . . .   $    --      $      425    $     (372)   $      53
                     ==========   ==========    ==========    =========



























                  The accompanying notes are an integral
                    part of these financial statements.

                        LASALLE HOTEL LESSEE, INC.

                         STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)



                                                             For the
                                    For the year ended      period from
                                       December 31,        April 29, 1998
                                   -------------------  (inception) through
                                     2000       1999     December 31, 1998
                                   --------   --------  -------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss). . . . . . .   $    862   $    633            $   (659)
  Adjustments to reconcile
   net income (loss) to net
   cash provided by (used in)
   operating activities:
    Bad debts. . . . . . . . . .         98         86                  94
    Changes in operating assets
     and liabilities
      Accounts receivable. . . .       (784)        30              (3,656)
      Inventories. . . . . . . .        180        (48)               (663)
      Prepaid expenses and
        other assets . . . . . .        236       (105)               (721)
      Accounts payable and
        accrued expenses . . . .      1,330        963               2,642
                                   --------   --------            --------
        Net cash provided by
          (used in) operating
          activities . . . . . .      1,922      1,559              (2,963)
                                   --------   --------            --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Proceeds from notes payable. .      --         --                  1,500
  Capital contributions. . . . .      --           193                 232
  Proceeds from prorations . . .      --         --                  2,568
  Advances from LaSalle
    Hotel Properties . . . . . .      --         --                  2,405
  Distributions. . . . . . . . .     (1,208)     --                  --
                                   --------   --------            --------
        Net cash provided by
          (used in) financing
          activities . . . . . .     (1,208)       193               6,705
                                   --------   --------            --------
Increase in cash and
  cash equivalents . . . . . . .        714      1,752               3,742
Cash and cash equivalents
  at beginning of period . . . .      5,494      3,742                --
                                   --------   --------            --------
Cash and cash equivalents
  at end of period . . . . . . .   $  6,208   $  5,494            $  3,742
                                   ========   ========            ========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOWS:
  Cash paid for interest . . . .   $    228   $    213            $     54
                                   ========   ========            ========
  Advances from the Company
    converted to notes payable .   $  --      $  2,400            $   --
                                   ========   ========            ========




                  The accompanying notes are an integral
                    part of these financial statements.

                        LASALLE HOTEL LESSEE, INC.

                       NOTES TO FINANCIAL STATEMENTS
                          (Dollars in thousands)


1.   ORGANIZATION

     LaSalle Hotel Lessee, Inc. was formed on March 24, 1998 as an Illinois Corporation, (the "Affiliated Lessee") by Jones Lang LaSalle Incorporated (formerly LaSalle Partners Incorporated) ("JLL") in connection with the initial public offering of LaSalle Hotel Properties (the "Company") to serve as lessee for three of the initial hotels owned by the Company. The Affiliated Lessee was owned as follows: 9.0% by the Company, 45.5% by JLL and 45.5% by LPI Charities, a charitable corporation organized under the laws of the state of Illinois. Accordingly, the stockholders shared in the profits and losses of the Affiliated Lessee in accordance with their respective ownership interests. In addition, any cash deficits would have been funded by the stockholders in proportion to their ownership interests.

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

     On July 28, 2000, the Affiliated Lessee entered into a Stock Purchase Agreement (the "Sale Agreement") with LaSalle Hotel Operating Partnership, L.P. (the "Operating Partnership"), to sell all of the issued and outstanding shares of capital stock of the Affiliated Lessee for $500. Effective January 1, 2001, the Affiliated Lessee is a 100% owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The Affiliated Lessee is operated on a calendar year basis. However, the Marriott hotels are operated on a fiscal year basis. The Marriott fiscal year ends on the Friday closest to December 31. The 2000 and 1999 fiscal years for Marriott ended on December 29, 2000 and December 31, 1999, respectively. Both Marriott fiscal years are reflected in the accompanying financial statements.

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


3.   PARTICIPATING LEASES

     The Participating Leases are operating leases with noncancelable terms of 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Participating Lease is the greater of base rent, as defined, or participating rent. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the applicable Consumer Price Index ("CPI"). Participating Lease expense for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 was $30,963, $28,290 and $19,436 of which approximately $11,941, $9,923 and $7,125 was in excess of base rent, respectively.

                        LASALLE HOTEL LESSEE, INC.

                       NOTES TO FINANCIAL STATEMENTS
                          (Dollars in thousands)

     Future minimum rentals (without reflecting future CPI increases) to be paid by the Affiliated Lessee pursuant to the Participating Leases for the years 2001 to 2005 and in total thereafter are as follows:

                  2001 . . . . . . . $ 19,825
                  2002 . . . . . . .   19,825
                  2003 . . . . . . .   19,825
                  2004 . . . . . . .   19,825
                  2005 . . . . . . .   19,825
                  Thereafter . . . .   46,948
                                     --------
                    Total. . . . . . $146,073
                                     ========

     Other than real estate and personal property taxes, ground rent, casualty insurance and capital improvements which are obligations of the Company, the Percentage Leases require the Affiliated Lessee to pay rent, liability insurance premiums, all costs, expenses, utilities and other charges incurred in the operation of the leased hotels. At December 31, 2000 and 1999, the Affiliated Lessee had an outstanding receivable of $756 and $30, respectively, from the Company for the reimbursement of capital improvements, which were paid by the Affiliated Lessee.

     The Affiliated Lessee is required to indemnify the Company against all liabilities, costs and expenses incurred by or asserted against the Company in the normal course of operating the hotels.


4.   ADVISORY AGREEMENT

     On April 29, 1998, the Affiliated Lessee entered into an advisory agreement (the "Advisory Agreement") with LaSalle Hotel Advisors, Inc. (the "Advisor"), a wholly owned subsidiary of JLL, to provide all management, administrative and accounting services for the Affiliated Lessee. The Advisory Agreement will remain in effect until either party gives notice of termination. This agreement was not renewed for 2001. The Advisory Agreement provided for an annual fee, prorated for any partial year the Advisory Agreement is in effect. The advisory fee increased 2% annually and increased by $2,500 with each additional hotel leased by the Company to the Affiliated Lessee.

     The advisory fee for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 was $27, $26 and $17, respectively.


5.  INCOME TAXES

     The components of the income tax expense (benefit) were as follows:

                                                  2000           1999
                                                --------       --------
      Federal
          Current. . . . . . . . . . . . .      $    451       $     11
          Deferred . . . . . . . . . . . .         --               (33)

      State and Local
          Current. . . . . . . . . . . . .           171              9
          Deferred . . . . . . . . . . . .         --               (12)
                                                --------       --------
          Total income tax expense
            (benefit). . . . . . . . . . .      $    622       $    (25)
                                                ========       ========

                        LASALLE HOTEL LESSEE, INC.

                       NOTES TO FINANCIAL STATEMENTS
                          (Dollars in thousands)


     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                             For the
                                    For the year ended      period from
                                       December 31,        April 29, 1998
                                   -------------------  (inception) through
                                     2000       1999     December 31, 1998
                                   --------   --------  -------------------
Computed "Expected" tax
 expense (benefit)
 (2000 and 1999 at 34%,
 1998 at 25%). . . . . . . . . .   $    505   $    207            $   (165)

State income taxes,
 net of federal income
 tax effect. . . . . . . . . . .        113         51                 (35)
Change in valuation
 allowance . . . . . . . . . . .      --          (292)                200
Other, net . . . . . . . . . . .          4          9                --
                                   --------   --------            --------
    Income tax expense
      (benefit). . . . . . . . .   $    622   $    (25)           $   --
                                   ========   ========            ========


     The components of the Affiliated Lessee's deferred tax assets as of December 31 were as follows:

                                                  2000           1999
                                                --------       --------
      Deferred tax assets:
        Operating loss carryforward. . . .      $   --         $   --
        Gift certificate liability . . . .          --             --
        Allowance for doubtful accounts. .            45             45
                                                --------       --------
      Gross deferred tax assets. . . . . .            45             45
        Less:  valuation allowance . . . .          --             --
                                                --------       --------
      Deferred tax assets. . . . . . . . .      $     45       $     45
                                                ========       ========

     The deferred tax asset and corresponding valuation allowance existing at December 31, 1998 were subsequently adjusted to $292 to account for the final tax loss carryforwards reflected in the 1998 tax returns. Due to the profitability of the Company in 1999 and the use of available loss carryforwards, the adjusted valuation allowance of $292 is no longer necessary, and has been credited in the 1999 tax provision. The deferred tax asset of $45 at December 31, 2000 is considered realizable given estimates of future income.

                        LASALLE HOTEL LESSEE, INC.

                       NOTES TO FINANCIAL STATEMENTS
                          (Dollars in thousands)


6.  OPERATOR AGREEMENTS

     The hotels have entered into separate management agreements ("Operator Agreements") with the Operators. Pursuant to the terms of the Operator Agreements, the Operators are to manage the hotels for a base management fee ranging from 3.0% to 4.0% of gross revenues plus an incentive fee equal to a percentage of certain measures of profitability, as defined. For the year ended December 31, 2000, base and incentive management fees totaled $3,493 and $4,645, respectively. For the year ended December 31, 1999, base and incentive management fees totaled $3,171 and $4,226, respectively.

For the period from April 29, 1998 (inception) through December 31, 1998, base and incentive management fees totaled $2,045 and $2,930, respectively.

Management fees of approximately $57 and $49 were payable on December 31, 2000 and December 31, 1999, respectively. In addition, pursuant to the terms of the Operator Agreements, the Operators provide the hotels with various services and supplies, including marketing, reservations, and insurance.


7.  CONTINGENCIES

     The nature of the operations of the hotels exposes them to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect that the ultimate resolution of these matters to have a material adverse effect on the financial position, operations or liquidity of the hotels.


8.  NOTES PAYABLE

     The Company provided working capital to the Affiliated Lessee in the aggregate amount of $3,900 in exchange for notes payable. The notes bear interest at 5.6% or 6.0% per annum and are payable in monthly installments of interest only. The term of each note is identical to the term of the related participating lease (see Note 11). Interest expense totaled $228, $228 and $54 for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, respectively.


9.  CONCENTRATION OF RISK

     The profitability of the hotels is dependent upon business and leisure travelers and in certain circumstances, golf tourism. Consequently demand may fluctuate and be seasonal. Unfavorable economic or weather conditions could adversely affect the results of operations.


10.   DISTRIBUTIONS

     In accordance with the Sale Agreement, the Affiliated Lessee made a remaining capital distribution of $73 and an estimated retained earnings distribution of $783 to the owners on December 28, 2000. A distribution adjustment based on actual retained earnings will be made by March 30, 2001.

                        LASALLE HOTEL LESSEE, INC.

                       NOTES TO FINANCIAL STATEMENTS
                          (Dollars in thousands)


11.  SUBSEQUENT EVENTS

     Effective January 1, 2001, the Company waived all security deposits with the Affiliated Lessee for its Participating Leases for as long as the Affiliated Lessee remains a 100% owned subsidiary of the Company. As a result, on January 5, 2001, $370 of security deposits was returned to the Affiliated Lessee.

     On January 3, 2001, the Affiliated Lessee obtained a three-year commitment for a $5,000 senior unsecured revolving credit facility (the "2001 Credit Facility") to be used for working capital and general corporate purposes. Borrowings under the 2001 Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Affiliated Lessee. The Affiliated Lessee is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 25 basis points.

     On January 17, 2001, the $3,900 note payable due to the Company was paid from cash and cash equivalents and borrowings under the 2001 Credit Facility.

     On February 26, 2001, the Company entered into a lease with the Affiliated Lessee for The Hotel Viking, a 237-room historic luxury hotel located in Newport, Rhode Island. Noble House Hotel and Resorts was hired as manager for the property.

     On March 8, 2001, the Company acquired a 100% interest in four full-service hotels with a total of 502 guestrooms in Washington, D.C. for an aggregate purchase price of approximately $44.0 million. The Company leases these hotels to the Affiliated Lessee. Each of the four hotels will be fully renovated, improved and repositioned as unique high-end, independent boutique hotels. The Company will undertake the redevelopment program, currently projected at a total of approximately $30.0 million, in conjunction with the Kimpton Hotel & Restaurant Group, LLC who was also retained to manage and operate the hotel collection. These four hotels have operated as the 99-room Canterbury Hotel, located at 1733 N Street, NW; the 82-room Clarion Hampshire House Hotel at 1310 New Hampshire Avenue, NW; the 137-room Quality Hotel and Suites Downtown at 1315 16th Street, NW; and the 184-room Howard Johnson Plaza Hotel and Suites, 1430 Rhode Island Avenue, NW. Originally constructed as apartment buildings, each hotel features either large rooms or suites. Upon completion of the redevelopment program, LaSalle intends to rename each property and the Kimpton Group will operate each as independent, non-branded boutique hotels.