Form 10-Q
period 2001-03-31
LASALLE HOTEL PROPERTIES
filed 2001-05-15
CIK 1053532

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate the number of common shares of beneficial interest of each class outstanding as of the latest practicable date.

                                               Outstanding at
               Class                            May 14, 2001
               -----                           --------------

     Common Shares of Beneficial                  18,307,468
     Interest ($0.01 par value)

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .    17

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk . . . . . . . . . . . . . . . . . . . . .    25



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    26

Item 2.    Changes in Securities and Use of Proceeds . . . . . .    26

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . .    26

Item 4.    Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . .    26

Item 5.    Other Information . . . . . . . . . . . . . . . . . .    26

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    27

PART I   FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                         LASALLE HOTEL PROPERTIES

                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)



                                               March 31,    December 31,
                                                 2001           2000
                                             -------------  ------------
                                              (Unaudited)

               ASSETS
               ------

Investment in hotel properties, net. . . . . .  $  526,782    $  486,184
Investment in Affiliated Lessee. . . . . . . .       --               13
Investment in Joint Venture. . . . . . . . . .       5,190         5,647
Cash and cash equivalents. . . . . . . . . . .       6,843         1,414
Restricted cash reserves . . . . . . . . . . .       5,828        14,640
Rent receivable from lessees:
  Affiliated Lessee. . . . . . . . . . . . . .       --            2,344
  Other Lessees. . . . . . . . . . . . . . . .       7,256         6,816
Notes receivable:
  Affiliated Lessee. . . . . . . . . . . . . .       --            3,900
  Other. . . . . . . . . . . . . . . . . . . .       3,924         4,023
Hotel receivables (net of allowance for
  doubtful accounts of $119) . . . . . . . . .       3,752         --
Deferred financing costs, net. . . . . . . . .       4,857         4,415
Prepaid expenses and other assets. . . . . . .       6,797         2,497
                                                ----------    ----------

          Total assets . . . . . . . . . . . .  $  571,229    $  531,893
                                                ==========    ==========


   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

Borrowings under credit facilities . . . . . .  $  150,361    $  113,500
Bonds payable, net . . . . . . . . . . . . . .      42,500        40,314
Mortgage loans . . . . . . . . . . . . . . . .     119,604       119,964
Due to JLL . . . . . . . . . . . . . . . . . .       --              966
Due to Affiliated Lessee . . . . . . . . . . .       --              756
Accounts payable and accrued expenses. . . . .      10,285         3,692
Advance deposits . . . . . . . . . . . . . . .       1,635         --
Accrued interest . . . . . . . . . . . . . . .       1,656         1,744
Distributions payable. . . . . . . . . . . . .       --            7,131
                                                ----------    ----------

          Total liabilities. . . . . . . . . .     326,041       288,067

Minority interest in Operating Partnership . .       7,503        20,288
Minority interest in other partnerships. . . .          10            10

Commitments and contingencies

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)



                                               March 31,    December 31,
                                                 2001           2000
                                             -------------  ------------
                                              (Unaudited)

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value, 20,000,000 shares author-
    ized, no shares issued and outstanding . .       --            --
  Common shares of beneficial interest,
    $.01 par value, 100,000,000 shares
    authorized, 18,250,024 and 16,900,495
    shares issued and outstanding at
    March 31, 2001 and December 31, 2000,
    respectively . . . . . . . . . . . . . . .         182           170
  Additional paid-in capital . . . . . . . . .     273,420       256,950
  Distributions in excess of
    Retained Earnings. . . . . . . . . . . . .     (35,927)      (33,592)
                                                ----------    ----------

          Total shareholders' equity . . . . .     237,675       223,528
                                                ----------    ----------

          Total liabilities and
            shareholders' equity . . . . . . .  $  571,229    $  531,893
                                                ==========    ==========


































           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                              For the three months ended
                                                       March 31,
                                             ----------------------------
                                                2001              2000
                                             ----------        ----------
Revenues:
  Hotel operating revenue:
    Room revenue . . . . . . . . . . .       $   11,654        $    --
    Food and beverage revenue. . . . .            5,924             --
    Other operating department
      revenue. . . . . . . . . . . . .            1,436             --
  Participating lease revenue:
    Affiliated Lessee. . . . . . . . .            --                4,566
    Other Lessees. . . . . . . . . . .           14,034            12,311
  Interest income:
    Affiliated Lessee. . . . . . . . .            --                   57
    Other. . . . . . . . . . . . . . .              276               233
  Equity in (loss) of
    Affiliated Lessee. . . . . . . . .            --                  (53)
  Equity in (loss) of
     Joint Ventures. . . . . . . . . .             (119)              (24)
  Other income . . . . . . . . . . . .               91                56
                                             ----------        ----------
          Total revenues . . . . . . .           33,296            17,146
                                             ----------        ----------

Expenses:
  Hotel operating expenses:
    Room . . . . . . . . . . . . . . .            3,248             --
    Food and beverage. . . . . . . . .            4,880             --
    Other direct . . . . . . . . . . .            1,110             --
    Other indirect . . . . . . . . . .            6,379             --
  Depreciation and other amortization.            7,338             6,971
  Real estate, personal property
    taxes and insurance. . . . . . . .            2,378             1,953
  Ground rent. . . . . . . . . . . . .              907               586
  General and administrative . . . . .            1,406               293
  Interest . . . . . . . . . . . . . .            5,337             4,454
  Amortization of deferred financing
    costs. . . . . . . . . . . . . . .              350               259
  Advisory fee . . . . . . . . . . . .            --                  769
  Lease termination, advisory trans-
    action and subsidiary purchase
    expenses . . . . . . . . . . . . .            1,919             --
  Other expenses . . . . . . . . . . .                2                 4
                                             ----------        ----------
          Total expenses . . . . . . .           35,254            15,289
                                             ----------        ----------

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                              For the three months ended
                                                       March 31,
                                             ----------------------------
                                                2001              2000
                                             ----------        ----------

Income (loss) before minority
  interest, extraordinary item and
  provision for income taxes . . . . .           (1,958)            1,857

Minority interest in Operating
  Partnership. . . . . . . . . . . . .               74              (163)
                                             ----------        ----------

Income (loss) before extraordinary
  item and provision for
  income taxes . . . . . . . . . . . .           (1,884)            1,694

Extraordinary item . . . . . . . . . .           (1,227)            --
                                             ----------        ----------
Income (loss) before provision for
  income taxes . . . . . . . . . . . .           (3,111)            1,694

Provision for income tax benefit . . .              776             --
                                             ----------        ----------
Net income (loss) applicable to
  common shareholders. . . . . . . . .       $   (2,335)       $    1,694
                                             ==========        ==========

Earnings per Common Share - Basic:
  Net income (loss) before
    extraordinary item . . . . . . . .       $    (0.06)       $     0.10
  Extraordinary item . . . . . . . . .            (0.07)            --
                                             ----------        ----------
  Net income (loss). . . . . . . . . .       $    (0.13)       $     0.10
                                             ==========        ==========

Earnings per Common Share - Diluted:
  Net income (loss) before
    extraordinary item . . . . . . . .       $    (0.06)       $     0.10
  Extraordinary item . . . . . . . . .            (0.07)            --
                                             ----------        ----------
  Net income . . . . . . . . . . . . .       $    (0.13)       $     0.10
                                             ==========        ==========

Weighted average number of
  common shares outstanding:
   - basic . . . . . . . . . . . . . .       18,144,419        16,881,979
   - diluted . . . . . . . . . . . . .       18,231,594        16,894,833









           The accompanying notes are an integral part of these consolidated financial statements

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                              For the three months ended
                                                       March 31,
                                             ----------------------------
                                                2001              2000
                                             ----------        ----------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . .       $   (2,335)       $    1,694
  Adjustments to reconcile net
   income to net cash flow provided
   by (used in) operating activities:
    Depreciation and other
      amortization . . . . . . . . . .            7,338             6,971
    Amortization of deferred
      financing fees . . . . . . . . .              350               259
    Bond premium amortization. . . . .             (314)             (314)
    Minority interest in
      Operating Partnership. . . . . .              (74)              163
    Options granted to Advisor . . . .            --                   53
    Loss on investment in
      Affiliated Lessee. . . . . . . .                8             --
    Income tax benefit . . . . . . . .             (776)            --
    Equity in loss of
      Affiliated Lessee. . . . . . . .            --                   53
    Equity in loss of
      Joint Ventures . . . . . . . . .              119                24
    Cost of early extinguishment
      of debt. . . . . . . . . . . . .            1,227             --
  Changes in assets and liabilities:
    Rent receivable from lessees . . .            1,844            (1,528)
    Prepaid expenses and other
      assets . . . . . . . . . . . . .            5,626            (1,318)
    Due to JLL . . . . . . . . . . . .             (966)                5
    Accounts payable and accrued
      expenses . . . . . . . . . . . .           (5,894)             (305)
                                             ----------        ----------
          Net cash flow provided by
            operating activities . . .            6,153             5,757
                                             ----------        ----------

Cash flows from investing activities:
  Improvements and additions to
    hotel properties . . . . . . . . .           (4,940)          (11,007)
  Acquisition of hotel properties. . .          (42,471)            --
  Acquisition of Affiliated Lessee . .              (53)            --
  Investment in Joint Ventures . . . .            --               (4,784)
  Distributions from Joint Ventures. .              339             --
  Distributions from Affiliated
    Lessee . . . . . . . . . . . . . .                5                31
  Purchase of office furniture
    and equipment. . . . . . . . . . .             (405)            --
  Repayment of notes receivable. . . .            4,065             --
  Funding of notes receivable. . . . .              (66)            --
  Funding of restricted cash
    reserves . . . . . . . . . . . . .           (1,705)           (2,027)
  Proceeds from restricted
    cash reserves. . . . . . . . . . .           10,832             5,616
                                             ----------        ----------
          Net cash flow used in
            investing activities . . .          (34,399)          (12,171)
                                             ----------        ----------

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)
                                (Unaudited)


                                              For the three months ended
                                                       March 31,
                                             ----------------------------
                                                2001              2000
                                             ----------        ----------
Cash flows from financing activities:
  Borrowings under credit facility . .           51,125            16,200
  Repayments under credit facility . .          (14,264)           (2,700)
  Proceeds from issuance of bonds. . .           42,500             --
  Repayments under bond issues . . . .          (40,000)            --
  Cost of early extinguishment
    of debt. . . . . . . . . . . . . .           (1,227)            --
  Mortgage loans repayments. . . . . .             (361)             (150)
  Payment of deferred financing costs.             (692)            --
  Proceeds from exercise of
    stock options. . . . . . . . . . .            3,725             --
  Distributions. . . . . . . . . . . .           (7,131)           (7,000)
                                             ----------        ----------
          Net cash flow provided by
            financing activities . . .           33,675             6,350
                                             ----------        ----------
Net change in cash and
  cash equivalents . . . . . . . . . .            5,429               (64)
Cash and cash equivalents,
  beginning of period. . . . . . . . .            1,414             1,612
                                             ----------        ----------
Cash and cash equivalents,
  end of period. . . . . . . . . . . .       $    6,843        $    1,548
                                             ==========        ==========






























              The accompanying notes are an integral part of
                 these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDED MARCH 31, 2001
               (Dollars in thousands, except per share data)

                                (Unaudited)



1.   ORGANIZATION

     LaSalle Hotel Properties ("the Company") was organized as a Maryland real estate investment trust under the laws of the state of Maryland on January 15, 1998. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company had no operations prior to April 29, 1998, at which time, the Company completed its initial public offering (the "IPO").

     The Company's operations are conducted primarily through LaSalle Hotel Operating Partnership, L.P., (the "Operating Partnership") of which the Company is the sole general partner with an approximate 96.9% ownership interest at March 31, 2001. Minority interest in the Company represents the approximate 3.1% aggregate partnership interest in the Operating Partnership held by the limited partners thereof.

     Effective January 1, 2001, the Company became a self-managed REIT.
The Company terminated its advisory relationship with LaSalle Hotel Advisors, Inc. (the "Advisor") in accordance with the Termination and Services Agreement dated December 28, 2000. In connection with the termination, the Advisor received $600 for 2001 transition services. The Company purchased assets used to operate the Company at book value of approximately $302 and paid $50 for informational technology services. The entire management team of the Advisor has become employees of the Company and continues to oversee and manage all activities of the Company under the new self-managed structure.

     As of March 31, 2001, the Company owned interests in 17 hotels with approximately 5,800 suites/rooms ("the Hotels") located in eleven states and the District of Columbia. The Company owns 100% equity interests in 15 hotels, a 95.1% equity interest in a partnership which owns one hotel and a 9.9% equity interest in the Chicago Hotel Venture (as defined in Note 4) which also owns one hotel. All of the Hotels are leased under participating leases ("Participating Leases") which provide for rent based on hotel revenues and are managed by independent hotel operators ("Hotel Operators"). Seven of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and nine of the Hotels are leased to LaSalle Hotel Lessee, Inc. ("LHL") (see note 10). As more fully described in footnote 4 below, the Hotel which is owned by the Chicago Hotel Venture is leased to Chicago 540 Lessee in which the Company also has a 9.9% equity interest.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim consolidated financial statements and related notes have been prepared in accordance with the financial information and accounting policies described in the Company's annual report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K") and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2000 audited financial statements included in the Company's 2000 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000.

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

     RECLASSIFICATION

     Certain 2000 items have been reclassified to conform to the 2001 presentation.


3.   EARNINGS PER SHARE

     The limited partners' outstanding units in the Operating Partnership ("Units") have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. The computation of basic and diluted EPS is presented below:

                                              For the three months ended
                                                       March 31,
                                             ----------------------------
                                                2001              2000
                                             ----------        ----------
NUMERATOR:
  Income (loss) before extraordinary
    item . . . . . . . . . . . . . . .       $   (1,108)       $    1,694
  Extraordinary item . . . . . . . . .           (1,227)            --
                                             ----------        ----------
  Net income (loss). . . . . . . . . .       $   (2,335)       $    1,694
                                             ==========        ==========
DENOMINATOR:
 Weighted average number of
  common shares - Basic. . . . . . . .       18,144,419        16,881,979
 Effect of Dilutive Securities:
   Common Stock Options. . . . . . . .           87,175            12,854
                                             ----------        ----------
 Weighted average number of
  common shares - Diluted. . . . . . .       18,231,594        16,894,833
                                             ==========        ==========

                                              For the three months ended
                                                       March 31,
                                             ----------------------------
                                                2001              2000
                                             ----------        ----------

BASIC EPS:
 Net income (loss) per weighted
  average common share . . . . . . . .       $    (0.13)       $     0.10
                                             ==========        ==========
DILUTED EPS:
 Net income (loss) per weighted
  average common share . . . . . . . .       $    (0.13)       $     0.10
                                             ==========        ==========

4.   INCOME TAXES

     The components of the income tax benefit were as follows:

                                                               For the
                                                             three months
                                                                ended
                                                            March 31, 2001
                                                            --------------
     Federal
       Current . . . . . . . . . . . . . . . . . . . . .         $678

     State and local
       Current . . . . . . . . . . . . . . . . . . . . .           98
                                                                 ----
           Total income tax benefit. . . . . . . . . . .         $776
                                                                 ====

     The tax deferred asset represents a component for allowance for doubtful accounts. The tax-deferred asset of $45 at March 31, 2001 is considered realizable given estimates of future income.


5.   JOINT VENTURES

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


6.  ACQUISITION OF HOTEL PROPERTIES

     On March 8, 2001, the Company acquired a 100% interest in four full-service hotels ("DC Boutique Collection") with a total of 502 guestrooms in Washington, D.C. for a net purchase price of approximately $42.5 million. The Company leases these hotels to LHL. Each of the four hotels will be fully renovated, improved and repositioned as a unique high-end, independent boutique hotel. The Company will undertake the redevelopment program, currently projected at a total of approximately $30.0 million, in conjunction with the Kimpton Hotel & Restaurant Group, LLC who was also retained to manage and operate the hotel collection as independent, non-branded, boutique hotels. These four hotels were originally constructed as apartment buildings. Each hotel features either large rooms or suites.


7.   REAL ESTATE SOLD

     The Company is actively marketing the Radisson Hotel Tampa for sale. Accordingly, the asset was classified as held for sale on December 6, 2000 and depreciation was suspended as of that date. Based on initial pricing expectations, the Company recognized a writedown of $11,030, reducing the net book value of the asset to $17,027 in 2000, which included $200 of estimated accrued closing costs. Hotel properties are considered held for sale when actively marketed and sale is expected to occur within one year. There can be no assurance that real estate held for sale will be sold.


8.   LONG-TERM DEBT

     CREDIT FACILITY

     In 1998, the Company obtained a three-year commitment for a $235 million senior unsecured revolving credit facility (the "1998 Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. On November 13, 2000, the Company amended the 1998 Amended Credit Facility. Under the Second Amended and Restated Senior Unsecured Credit Agreement, as amended (the "1998 Second Amended Credit Facility"), the commitment was reduced by $35 million, bringing the total commitment under the facility to $200 million. The reduction was based on anticipated usage over the life of the facility. Borrowings under the 1998 Second Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the three months ended March 31, 2001 and March 31, 2000, the weighted average interest rate on borrowings under the 1998 Second Amended Credit Facility was 7.8% and 7.6%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2001. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 25 basis points. The Company incurred an unused commitment fee of approximately $48 and $37 for the three months ended March 31, 2001 and 2000, respectively. The 1998 Second Amended Credit Facility matures on December 31, 2003 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. At March 31, 2001 and December 31, 2000, the Company had outstanding borrowings against the 1998 Second Credit Facility of $149,700 and $113,500, respectively.

     On January 3, 2001, LHL obtained a three-year commitment for a $5,000 senior unsecured revolving credit facility (the "LHL Credit Facility") to be used for working capital and general corporate purposes. Borrowings under the LHL Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the LHL. LHL is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 25 basis points. For the three months ended March 31, 2001, the weighted average interest rate on borrowings under the LHL Credit Facility was 7.7%. At March 31, 2001, the Company had outstanding borrowings against the LHL Credit Facility of $661.

     BONDS PAYABLE

     On March 1, 2001, the Company redeemed the $40.0 million tax-exempt Massport Bonds, which had a 10.0% coupon. Proceeds for the redemption were derived from $37.1 million of tax exempt and $5.4 million of taxable bonds, each having a 17-year maturity, bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. A call premium of $792 and an interest expense of $435 associated with the escrows were incurred and is classified as an extraordinary item in the accompanying financial statements. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation. The letters of credit are collateralized by the Harborside Hyatt Conference Center and Hotel.
The excess proceeds of approximately $1,900 and the $4,000 reserve fund from the original bonds were used to pay down borrowings on the 1998 Second Amended Credit Facility.

     MORTGAGE LOANS

     On July 29, 1999, the Company, through the newly formed LHO Financing Partnership I, L.P. (the "Financing Partnership"), entered into a $46,500 mortgage loan (the "1999 Mortgage Loan"). The 1999 Mortgage Loan is secured by the Radisson Convention Hotel located in Bloomington, Minnesota and Le Meridien Dallas. The loan matures on July 31, 2009 and does not allow for prepayment prior to January 31, 2009, without penalty. The loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the Financing Partnership to hold funds in escrow for the payment of one half year's insurance and real estate taxes. The 1999 Mortgage Loan also requires the Financing Partnership to maintain a certain debt service coverage ratio. The 1999 Mortgage Loan had principal balances of $45,529 and $46,156 at March 31, 2001 and 2000, respectively.

     On July 27, 2000, the Company, through three newly formed partnerships, LHO Hollywood LM, L.P., LHO New Orleans LM, L.P., and LHO Key West HI, L.P. (the "2000 Financing Partnerships"), entered into three ten-year mortgage loans totaling $74,500 (the "2000 Mortgage Loans"). The 2000 Mortgage Loans are secured by the Le Montrose All-Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Key West Beachside Resort. The loans bear interest at a fixed rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The loan agreements require the 2000 Financing Partnerships to hold funds in escrow for the payment of one half year's insurance and real estate taxes and with respect to Le Meridien New Orleans, one month's ground rent. The 2000 Mortgage loans also require the 2000 Financing Partnerships to maintain certain debt service coverage ratios. The 2000 Mortgage Loans had a principal balance of $74,075 at March 31, 2001.


9.   SHAREHOLDERS' EQUITY

     On January 1, 2001, the Advisor and its affiliates converted 964,334 Units into a similar number of Common Shares. As of March 31, 2001, the Operating Partnership has 574,813 Units outstanding, representing a 3.1% partnership interest held by the limited partners.

     On January 15, 2001, the Company paid its regular fourth quarter distribution of $0.385 per share/unit on its Common Shares and Units.

     On February 1, 2001, an affiliate of the Advisor exercised 300,000 options. Proceeds from the options were used to reduce outstanding borrowings on the 1998 Second Amended Credit Facility.


10.  SHARE OPTION AND INCENTIVE PLAN

     On March 5, 2001, the Company issued 3,107 Common Shares to the non-affiliated members of its Board of Trustees for 2000 compensation. The Common Shares were issued in lieu of cash, at the trustee's election. These Common Shares were issued under the 1998 Share Option and Incentive Plan (the "1998 SIP").

     At March 31, 2001, 795,115 Common Shares were available for future grant under the 1998 SIP.

11.  LHL

     A significant portion of the Company's revenue is a result of hotel operating revenues from LHL. Included in other indirect hotel operating expenses are the following items related to LHL:

                                                           For the three
                                                           months ended
                                                           March 31, 2001
                                                           --------------

  General and administrative . . . . . . . . . . . . . .         $  2,006
  Sales and marketing. . . . . . . . . . . . . . . . . .            1,371
  Repairs and maintenance. . . . . . . . . . . . . . . .            1,097
  Utilities and insurance. . . . . . . . . . . . . . . .            1,099
  Management and incentive fee . . . . . . . . . . . . .              660
  Other expenses . . . . . . . . . . . . . . . . . . . .              146
                                                                 --------
          Total other indirect expenses. . . . . . . . .         $  6,379
                                                                 ========

     Prior to January 1, 2001, LHL was owned as follows: 9.0% by the Company, 45.5% by JLL and 45.5% by LPI Charities, a charitable organization organized under the laws of the state of Illinois. Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $500 in accordance with the Stock Purchase Agreement dated July 28, 2000. Effective January 1, 2001, LHL became a 100% owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions. The cost associated with the transaction was expensed during the first quarter of 2001 and is classified as an operating expense in the accompanying financial statements. LHL leases the following nine hotels owned by the Company:

      Marriott Seaview Resort
      LaGuardia Airport Marriott
      Omaha Marriott
      Harborside Hyatt Conference Center and Hotel
      Hotel Viking
      DC Boutique Collection (4 hotels)

     All of the Company's remaining owned hotels are, and are currently expected to continue to be, leased directly to affiliates of the current operators of those respective hotels.

     Effective January 1, 2001, the Company waived all security deposits with LHL for its Participating Leases for as long as LHL remains a 100% owned subsidiary of the Company. As a result, on January 5, 2001, $370 of security deposits were returned to LHL.

     On January 17, 2001, the $3,900 note payable due to the Company was paid from cash and cash equivalents and borrowings under the LHL Credit Facility.

     On February 26, 2001, the Company terminated the operating lease on the Viking Hotel with Bellevue Properties, Inc. and entered into a lease with LHL on essentially the same terms. Bellevue Properties, Inc. received $840 in payment relating to termination, tax settlement due under the Purchase and Sale Agreement and other items. Of this amount, $785 was expensed and classified as other expense on the accompanying financial statements. Noble House Hotel and Resorts replaced Bellevue Properties, Inc. as manager for the property.

12.  COMMITMENTS AND CONTINGENCIES

     The Company is obligated to make funds available to the Hotels for capital expenditures (the "Reserve Funds"), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $11,385 at March 31, 2001 of which $3,558 is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $12,422 have been issued for renovations at the Hotels.

     The nature of the operations of the Hotels expose them to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect the ultimate resolution of these matters to have a material adverse effect on the financial position, operations or liquidity of the Hotels.


13.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                              For the three months ended
                                                       March 31,
                                             ----------------------------
                                                2001              2000
                                             ----------        ----------
Interest paid, net of capitalized
    interest . . . . . . . . . . . . .       $    6,511        $    5,389
                                             ==========        ==========

Interest capitalized . . . . . . . . .       $       19        $      591
                                             ==========        ==========
Issuance of Units in conjunction with
  the investment in Chicago Hotel
  Venture. . . . . . . . . . . . . . .       $    --           $      300
                                             ==========        ==========

Issuance of Common Shares for
  Board of Directors compensation. . .       $       46        $       70
                                             ==========        ==========

Exchange of Units for Common Shares
  Minority interest. . . . . . . . . .       $  (12,711)       $    --
  Common stock . . . . . . . . . . . .               10             --
  Additional paid in capital . . . . .           12,701             --
                                             ----------        ----------
                                             $    --           $    --
                                             ==========        ==========
In conjunction with the hotel acquisi-
 tions, the Company assumed the
 following assets and liabilities:
  Purchase of real estate. . . . . . .       $   43,202        $    --
  Other assets purchased . . . . . . .            --                --
  Liabilities, net of other assets . .             (731)            --
                                             ----------        ----------
    Acquisition of hotel properties. .       $   42,471        $    --
                                             ==========        ==========
In conjunction with the LHL acqui-
  sition, the Company assumed the
  following assets and liabilities:
    Accounts receivable, net . . . . .       $    4,375             --
    Other assets purchased . . . . . .            8,512             --
    Liabilities. . . . . . . . . . . .          (12,834)            --
                                             ----------        ----------
        Total assets . . . . . . . . .       $       53             --
                                             ==========        ==========

14.  SUBSEQUENT EVENTS

     On April 6, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87 percent for $30.0 million of the $149.7 million currently outstanding on its 1998 Second Amended Credit Facility, which currently fixes the interest rate at 6.87 percent including the Company's current spread, which varies with its leverage ratio.

     On April 12, 2001, the Company declared its first quarter distribution of $0.385 per Common Share and Unit. The distribution is payable on May 15, 2001 to shareholders and unitholders of record at the close of business on April 30, 2001.

     On April 12, 2001, the Company and LHL, as the owner/lessee, respectively, of the Marriott Seaview Hotel (the "Hotel"), Marriott Ownership Resorts, Inc. ("MORI"), as the developer of timeshare units adjacent to the Hotel (the "Villas"), and certain Marriott entities related to MORI, entered into a Comprehensive Restructuring Agreement ("CRA"), Integration Agreement, and Fourth Amendment to Management Agreement (collectively, with the CRA, the "Agreements"), all effective as of December 30, 2000, which, in part, provide for the integration of the operations of the Hotel and the Villas. Pursuant to the terms of the Agreements, the Company will receive, along with the benefits of the integration of both facilities, three percent (3%) of timeshare sales at the Villas, five percent (5%) of transient rental income from the rental of the Villas, and a performance guarantee which will be in place for a minimum of seven (7) years. In exchange, the Company will, in accordance with the CRA, conditionally release a six night minimum stay provision at the Villas contained in (i) the management agreement, (ii) the ground lease for the "Pines Golf Course", and (iii) the deed for the Villas.

     On April 24, 2001, the Company granted 52,500 non-qualified stock options at a strike price of $15.50 to its employees. The options granted vest over three years and expire on January 30, 2011.

     On April 24, 2001, the Company granted 57,444 restricted shares of common stock to the Company's executive officers. The restricted shares granted vest over three years. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. A portion is expensed in the year of the award and the portion relating to future service is amortized over the vesting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

     For the quarter ended March 31, 2001, total revenues increased by approximately $16.2 million from $17.1 million to $33.3 million. Approximately $14.4 million of this increase is due to the impact of consolidating LHL's operations as a result of becoming a 100% owned subsidiary on January 1, 2001. Participating lease revenue from unaffiliated lessees increased by approximately $1.7 million from $12.3 million to $14.0 million. This increase is primarily attributable to increased revenues at the San Diego Paradise Point Resort and Le Meridien New Orleans. San Diego Paradise Point Resort experienced increased occupancy and benefitted from renovations, which were substantially completed in 2000. Le Meridien New Orleans benefitted from strong citywide group demand in the first quarter. Partly offsetting these increases were decreases in participating lease revenue caused by decreased occupancy at Le Meridien Dallas due to reduced citywide demand and the sale of Holiday Inn Plaza Park during the third quarter of 2000.

     Hotel operating expenses was approximately $15.6 million for the three months ended March 31, 2001. This is due to the impact of consolidating LHL's operation as a result of becoming a 100% owned subsidiary on January 1, 2001. There was no consolidation of LHL's operations for 2000.

     Depreciation expense increased by approximately $0.3 million from $7.0 million to $7.3 million due primarily to additional depreciation on capital improvements incurred and placed into service subsequent to March 31, 2000 and the acquisition of the four full-service hotels in Washington D.C. on March 8, 2001. Partly offsetting the increase is Radisson Tampa, which was classified as held for sale on December 6, 2000 and accordingly is no longer being depreciated.

     Real estate and personal property taxes, insurance and ground rent increased by approximately $0.8 million from $2.5 million to $3.3 million. This increase is due primarily to increased real estate taxes at the Hotels and ground rent for Harborside Hyatt Conference Center & Hotel and the San Diego Paradise Point Resort. The increase in ground rent is attributable to higher revenues at the properties as the ground rent at the Harborside Hyatt Conference Center and Hotel and the San Diego Paradise Point Resort is a percentage of revenues.

     General and administrative expense increased by approximately $1.1 million from $0.3 million to $1.4 million due primarily to incurring corporate expenses as a self-managed REIT effective January 1, 2001. General and administrative expenses were incurred by the advisor in 2000.

     Interest expense increased by approximately $0.8 million from $4.5 million to $5.3 million primarily due to an increase in weighted average debt outstanding from $261.3 million for the quarter ended March 31, 2000 to $285.1 million for the quarter ended March 31, 2001. The increase in debt outstanding is a result of the investment in the Chicago Hotel Venture and acquisition of four full-service hotels in Washington, D.C., which were financed with borrowings under the 1998 Second Amended Credit Facility, as well as additional borrowings under the 1998 Second Amended Credit Facility to finance capital improvements during the remainder of 2000 and the first quarter of 2001. Partly offsetting the increase was a decrease in the weighted average interest rate to 7.5% for the quarter ended March 31, 2001 from 7.6% for the quarter ended March 31, 2000. The increase in interest expense for the quarter ended March 31, 2000 was offset by $0.6 million of capitalized interest, which was a result of the renovation of the Hotel Viking in the first quarter of 2000.

     There were no Advisory fees for the first quarter of 2001 compared to $0.8 million for the first quarter of 2000. This is due to the Company becoming self-managed effective January 1, 2001 and terminating the advisory relationship with the Advisor.

     Other expense of $1.9 million for the quarter includes LHL acquisition costs, one-time expenses associated with becoming a self-managed REIT, and the cost of terminating the Hotel Viking lease. These costs were not incurred in 2000.

     Extraordinary item of $1.2 million for the quarter represents the costs related to the redemption of the Massport Bonds on March 1, 2001.

     Minority interest for the quarter ended March 31, 2001 was $(0.1) million compared to $0.2 million for the quarter ended March 31, 2000. The $0.3 million decrease was primarily due to a decrease in income before minority interest of approximately $4.3 million for the first quarter of 2001 compared to the first quarter of 2000. In addition, fewer Operating Partnership Units ("Units") were outstanding during the quarter ended
March 31, 2001 as a result of approximately 1.0 million Units converting to Common Shares subsequent to March 31, 2000. The weighted average number of Units outstanding decreased from approximately 1.6 million Units for first quarter of 2000 to 0.6 million Units for the first quarter of 2001.

     As a result of the foregoing items, net income to common shareholders decreased approximately $4.0 million from $1.7 million for the first quarter of 2000 to $(2.3) million for the first quarter of 2001.

     COMPARABLE FUNDS FROM OPERATIONS AND COMPARABLE EBITDA

     The Company considers Comparable Funds From Operations ("Comparable FFO") and earnings before interest, taxes, depreciation and amortization ("EBITDA") to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

     The Company believes that Funds From Operations ("FFO") and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred finance cost) and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor are they indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

     Comparable FFO is defined as FFO before one-time items including the purchase of LHL, the transition expenses associated with becoming a self-managed REIT, and the costs associated with terminating the Hotel Viking lease with Bellevue Properties, Inc. Comparable EBITDA is defined as earnings before interest, taxes, depreciation, amortized expenses, the write-down of properties held for disposition, extraordinary items and one-time charges related to the acquisition of LHL, transition costs associated with becoming a self-managed REIT, and the termination costs associated with the Hotel Viking lease.

     The following is a reconciliation between net income and Comparable FFO (in thousands, except share data):

                                              For the three months ended
                                                       March 31,
                                             ----------------------------
                                                2001              2000
                                             ----------        ----------

COMPARABLE FUNDS FROM OPERATIONS (FFO):
Net income (loss). . . . . . . . . . .       $   (2,335)       $    1,694
Depreciation . . . . . . . . . . . . .            7,313             6,969
Equity in depreciation of
 Joint Venture . . . . . . . . . . . .              228               150
Amortization of deferred lease costs .               19             --
Extraordinary item . . . . . . . . . .            1,227             --
Minority interest. . . . . . . . . . .              (74)              163
                                             ----------        ----------

    FFO. . . . . . . . . . . . . . . .            6,378             8,976

Advisory transition expense. . . . . .              600             --
Lease termination expense. . . . . . .              785             --
Subsidiary purchase cost . . . . . . .              455             --
                                             ----------        ----------

    Comparable FFO . . . . . . . . . .       $    8,218        $    8,976
                                             ==========        ==========

Weighted average number of common
 shares and units outstanding:
    - Basic. . . . . . . . . . . . . .       18,719,232        18,453,485
    - Diluted. . . . . . . . . . . . .       18,806,407        18,466,339

     The following is a reconciliation between net income (loss) and Comparable EBITDA (in thousands):

                                              For the three months ended
                                                       March 31,
                                             ----------------------------
                                                2001              2000
                                             ----------        ----------
COMPARABLE EBITDA:
Net income (loss). . . . . . . . . . .       $   (2,335)       $    1,694
Interest . . . . . . . . . . . . . . .            5,337             4,454
Depreciation and other amortization. .            7,338             6,971
Amortization of deferred financing
  costs. . . . . . . . . . . . . . . .              350               259
Equity in depreciation/amortization
  of Joint Venture . . . . . . . . . .              243               161
Equity in interest expense of
  Joint Venture. . . . . . . . . . . .              255               191
Income tax provision . . . . . . . . .             (776)            --
Minority interest. . . . . . . . . . .              (74)              163
                                             ----------        ----------

    EBITDA . . . . . . . . . . . . . .           10,338            13,893

Advisory transition expense. . . . . .              600             --
Lease termination expense. . . . . . .              785             --
Subsidiary purchase cost . . . . . . .              455             --
                                             ----------        ----------

    Comparable EBITDA. . . . . . . . .       $   12,178        $   13,893
                                             ==========        ==========


     THE HOTELS

     The following table sets forth historical comparative information with respect to occupancy, average daily rate (ADR) and room revenue per available room (RevPAR) for the total Hotel portfolio for the three months ended March 31, 2001 and 2000.
                                             For the three months ended
                                                     March 31,
                                        ----------------------------------
                                           2001        2000       Variance
                                         -------     -------      --------
TOTAL PORTFOLIO
Occupancy                                  69.1%       68.9%         0.3%
ADR                                      $146.01     $138.67         5.3%
REVPAR                                   $100.87     $ 95.53         5.6%


     For the quarter ended March 31, 2001, the Company experienced RevPAR growth of 5.6% for its portfolio compared to the quarter ended March 31, 2000.

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

     In 1998, the Company entered into a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. On November 13, 2000, the Company amended the 1998 Amended Credit Facility. Under the Second Amended and Restated Senior Unsecured Credit Agreement (the "1998 Second Amended Credit Facility"), the total commitment was reduced by $35 million, from $235 million to $200 million. Borrowings under the 1998 Second Amended Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the Company. For the three months ended March 31, 2001, the weighted average interest rate was approximately 7.8%. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2001. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings or leverage based pricing matrix and is currently set at 25 basis points. The 1998 Second Amended Credit Facility matures on December 31, 2003 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness.

     On January 3, 2001, LHL obtained a three-year commitment for a $5 million senior unsecured revolving credit facility (the "LHL Credit Facility") to be used for working capital and general corporate purposes. Borrowings under the LHL Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of the LHL. At March 31, 2001, the Company's outstanding borrowings under the LHL Credit Facility were $0.7 million. The weighted average interest rate under the facility for the three months ended March 31, 2001 was 7.7%. LHL is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 25 basis points.

     In conjunction with the June 1998 acquisition of the Harborside Hyatt Conference Center and Hotel, the Company assumed $40 million of special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). The Massport Bonds were to be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon was due in full. The Company had the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varied depending on the date of prepayment. On March 1, 2001, the Company redeemed the $40.0 million tax-exempt Massport Bonds, which had a 10.0% coupon. Proceeds for the redemption were derived from $37.1 million of tax exempt and $5.4 million of taxable bonds, each having a 17-year maturity, bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. A call premium of $792 was incurred and is classified as an extraordinary item in the accompanying financial statements. Interest expense, net of the premium amortization for the three months ended March 31, 2001 and 2000 was $0.5 million and $0.7 million, respectively. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation. The letters of credit are collateralized by the Harborside Hyatt Conference Center and Hotel. The excess proceeds of approximately $1,900 and the $4,000 reserve fund from the original bonds were used to pay down borrowings on the 1998 Second Amended Credit facility.

     On July 29, 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. The 1999 Mortgage Loan is collateralized by the Radisson Convention hotel located in Bloomington, Minnesota and the Le Meridien Dallas. Interest expense for the three months ended March 31, 2001 and 2000 was $0.9 million each period. The 1999 Mortgage Loan had a balance of $45.5 million at March 31, 2001.

     On July 27, 2000, the Company, entered into three ten-year mortgage loans totaling $74.5 million (the "2000 Mortgage Loans"). The loans are subject to a fixed interest rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The 2000 Mortgage Loans are secured by the Le Montrose All-Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Key West Beachside Resort located in Key West, Florida. Interest expense for the three months ended March 31, 2001 was $1.5 million. The 2000 Mortgage Loans had a balance of $74.1 million at March 31, 2001.

     On March 31, 2001, the Company had approximately $6.7 million of cash and cash equivalents and had approximately $150.3 million outstanding under its 1998 Second Amended Credit Facility and LHL Credit Facility.

     Net cash provided by operating activities was approximately $6.2 million for the three months ended March 31, 2001, primarily due to the collections of Participating Lease revenues, which was offset by payments for real estate taxes, personal property taxes, insurance, ground rent and the fourth quarter 2000 base and incentive advisory fee.

     Net cash used in investing activities was approximately $34.4 million for the three months ended March 31, 2001 due primarily to outflows for the acquisition of hotel properties and improvements and additions at the Hotels, offset by proceeds from restricted cash reserves and the payment of notes receivable.

     Net cash provided by financing activities was approximately $33.7 million for the three months ended March 31, 2001 attributable to net borrowings under the 1998 Second Amended Credit Facility to finance the acquisition of hotel properties and renovations at the Hotels, proceeds from the issuance of bonds, offset by the payment of the fourth quarter 2000 distribution to shareholders and unitholders.

     The Company is obligated to make funds available to the Hotels for capital expenditures (the Reserve Funds), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $11.4 million at March 31, 2001, of which $3.5 million is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $12.4 million have been issued for renovations at the Hotels.

     The Company's debt policy is to incur debt only if upon such incurrence the Company's total funded indebtedness would not exceed 50% of "Aggregate Asset Value." For purposes of this policy, Aggregate Asset Value is defined as the sum of (a) for all the Company's properties owned for more than four quarters ("Seasoned Properties"), the EBITDA (reduced by the aggregate FF&E reserves for the relevant period in respect of the Seasoned Properties) of the Seasoned Properties for the proceeding four quarters times 10, (b) for all Properties owned for less than four quarters ("New Properties"), the investment amount (which shall include the purchase price, including assumed indebtedness, and all acquisition costs) of the New Properties and 95% of all the capital expenditures with respect to the New Properties, (c) liquid investments, and (d) investments in unconsolidated entities. The Board of Trustees can change this policy at any time without the approval of the shareholders.

     The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code of 1986, as amended (the "Code"). The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, under the 1998 Second Amended Credit Facility or other indebtedness, or the issuance of additional equity securities.

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the 1998 Second Amended Credit Facility, long-term unsecured and secured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition criteria have been achieved.

     LHL was owned as follows: 9.0% by the Company, 45.5% by JLL and 45.5% by LPI Charities, a charitable organization organized under the laws of the state of Illinois. Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $500 in accordance with the Stock Purchase Agreement dated July 28, 2000.
Effective January 1, 2001, LHL is a 100% owned subsidiary of the company as provided for under the taxable-REIT subsidiary provisions. The cost associated with the transaction was expensed during the first quarter of 2001 and is classified as an operating expense in the accompanying financial statements. LHL leases the following nine hotels owned by the
Company:

      Marriott Seaview Resort
      LaGuardia Airport Marriott
      Omaha Marriott
      Harborside Hyatt Conference Center and Hotel
      Hotel Viking
      DC Boutique Collection (4 hotels)

     All of the Company's remaining owned hotels are, and are currently expected to continue to be, leased directly to affiliates of the current operators of those respective hotels.

INFLATION

     The Company's revenues come primarily from hotel operating revenue from LHL and the Participating Leases, which will result in changes in the Company's revenues based on changes in the underlying Hotels' revenues. Therefore, the Company relies entirely on the performance of the Hotels and the lessees' abilities to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the Lessees' and the Hotel Operators abilities to raise rates faster than inflation or even at the same rate.

     The Company's expenses are subject to inflation. These expenses (real estate and personal property taxes, property and casualty insurance) are expected to grow with the general rate of inflation, except for instances in which the properties are subject to periodic real estate tax reassessments.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Currently, the pronouncement has no impact on the Company, since as of December 31, 2000 and for the three months ended March 31, 2001, the Company has not utilized derivative instruments or entered into any hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". The Staff determined that a lessor should defer recognition of contingent rental income until the specified target that triggers the contingent rental income is achieved. The Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective Participating Leases in which Participating Rent is calculated using quarterly thresholds. Accordingly, SAB No. 101 is not expected to have an impact on the Company.

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

     In 1998, the Company obtained the 1998 Second Amended Credit Facility, which provides for a maximum borrowing amount of up to $200 million. Borrowings under the 1998 Amended Credit Facility bear interest at variable market rates. At March 31, 2001, the Company's outstanding borrowings under the 1998 Second Amended Credit Facility were $149.7 million. The weighted average interest rate under the facility for the three months ended March 31, 2001 was approximately 7.8%. A .25% change in interest rates would have changed interest expense by $0.1 million for the three months ended March 31, 2001. This change is based upon the weighted average borrowings under the 1998 Second Amended Credit Facility for the three months ended March 31, 2001, which were $123.3 million.

     On January 3, 2001, LHL obtained a three-year commitment for a $5 million senior unsecured revolving credit facility (the "LHL Credit Facility") to be used for working capital and general corporate purposes. Borrowings under the LHL Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of LHL. At March 31, 2001, the Company's outstanding borrowings under the LHL Credit Facility were $0.7 million. The weighted average interest rate under the facility for the three months ended March 31, 2001 was approximately 7.7%. A .25% change would have an immaterial change in interest expense for the three months ended March 31, 2001. This change is based upon the weighted average borrowings under the LHL Credit Facility for the three months ended March 31, 2001, which were $0.3 million.

     At March 31, 2001, the Company also had outstanding bonds payable of $42.5 million. The bonds bear interest based on weekly floating rates and have no principal reductions for the life of the bonds. The weighted average rate for all bonds that were outstanding during three months ended March 31, 2001 was 4.6%. A .25% change in the interest rates would have an immaterial change on interest expense by an amount significantly less than $0.1 million for the three months ended March 31, 2001. This change is based upon the weighted average borrowings under the bonds for the three months ended March 31, 2001, which were $41.8 million.

     In 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule. At March 31, 2001, the 1999 Mortgage Loan had a balance of $45.5 million. At March 31, 2001, the carrying value of the 1999 Mortgage Loan approximated its fair value.

     On July 2000, the Company entered into three ten-year mortgage loans totaling $74.5 million (the "2000 Mortgage Loans"). The loans are subject to a fixed interest rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. At March 31, 2001, the 2000 Mortgage Loans had a balance of $74.1 million. At March 31, 2001, the carrying value of the 2000 Mortgage Loans approximated its fair value.

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

     NOT APPLICABLE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NOT APPLICABLE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


ITEM 5.  OTHER INFORMATION.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations and communications by the Company or its management and written and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of the Company to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed under "Business", Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere in the Company's annual report on Form 10-K for the year ended December 31, 2000, under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in this report, under "Certain Relationships and Related Transactions" and elsewhere in the Company's proxy statement with respect to the annual meeting of shareholders held on May 16, 2001, under "Risk Factors" and elsewhere in the Company's Registration Statement (No. 333-77371), under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in this Report, and in other reports filed by the Company with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any change in events or circumstances or in the Company's expectations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits.

                     None.

        (b)     Reports of Form 8-K.

                     A report on Form 8-K dated January 22, 2001 was filed on January 22, 2001 reporting a Regulation FD Disclosure under Item 9. The report announced the Company's conference call to be held on January 24, 2001, to discuss the Company's results for the quarter ended December 31, 2000 and its outlook for the year 2001.

                     A report on Form 8-K dated January 23, 2001 was filed on January 25, 2001 reporting other events under Item 5. The report included the Company's press release dated January 23, 2001, which reported earnings for the quarter ended December 31, 2000 and its outlook for the year 2001.

                     A report on Form 8-K dated March 8, 2001 was filed on March 8, 2001 reporting a Regulation FD Disclosure under Item 9. The report announces the Company's acquisition of four full-service hotels in Washington, D.C. and that the Radisson Tampa Hotel is no longer under contract for sale.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             LASALLE HOTEL PROPERTIES




Dated:  March 15, 2001       BY:    /s/ HANS S. WEGER
                                    ------------------------------
                                    Hans S. Weger
                                    Executive Vice President,
                                    Treasurer and Chief
                                    Financial Officer


1794: