Form 10-Q
period 2001-06-30
LASALLE HOTEL PROPERTIES
filed 2001-08-10
CIK 1053532

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate the number of common shares of beneficial interest of each class outstanding as of the latest practicable date.

                                                Outstanding at
               Class                            August 9, 2001
               -----                            ---------------

     Common Shares of Beneficial                  18,439,098
     Interest ($0.01 par value)

                             TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . .     23

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk . . . . . . . . . . . . . . . . . . . .     33



PART II     OTHER INFORMATION


Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . .     35

Item 2.     Changes in Securities and Use of Proceeds . . . . .     35

Item 3.     Defaults Upon Senior Securities . . . . . . . . . .     35

Item 4.     Submission of Matters to a Vote of Security
            Holders . . . . . . . . . . . . . . . . . . . . . .     35

Item 5.     Other Information . . . . . . . . . . . . . . . . .     36

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .     37

PART I   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                         LASALLE HOTEL PROPERTIES

                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)



                                               June 30,    December 31,
                                                2001           2000
                                            -------------  ------------
                                             (Unaudited)
               ASSETS
               ------

Investment in hotel properties, net . . . . .  $  566,960    $  486,184
Investment in Affiliated Lessee . . . . . . .       --               13
Investment in Joint Ventures. . . . . . . . .       5,337         5,647
Cash and cash equivalents . . . . . . . . . .       6,774         1,414
Restricted cash reserves. . . . . . . . . . .       5,618        14,640
Rent receivable from lessees:
  Affiliated Lessee . . . . . . . . . . . . .       --            2,344
  Other Lessees . . . . . . . . . . . . . . .       6,279         6,816
Notes receivable:
  Affiliated Lessee . . . . . . . . . . . . .       --            3,900
  Other . . . . . . . . . . . . . . . . . . .       3,989         4,023
Hotel receivables (net of allowance for
  doubtful accounts of $126). . . . . . . . .       6,190         --
Deferred financing costs, net . . . . . . . .       4,892         4,415
Prepaid expenses and other assets . . . . . .      10,047         2,497
                                               ----------    ----------

          Total assets. . . . . . . . . . . .  $  616,086    $  531,893
                                               ==========    ==========


   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

Borrowings under credit facilities. . . . . .  $  198,186    $  113,500
Bonds payable, net. . . . . . . . . . . . . .      42,500        40,314
Mortgage loans. . . . . . . . . . . . . . . .     119,269       119,964
Due to JLL. . . . . . . . . . . . . . . . . .       --              966
Due to Affiliated Lessee. . . . . . . . . . .       --              756
Accounts payable and accrued expenses . . . .      11,276         2,900
Advance deposits. . . . . . . . . . . . . . .       2,226         --
Accrued interest. . . . . . . . . . . . . . .         887         2,536
Distributions payable . . . . . . . . . . . .       --            7,131
                                               ----------    ----------

          Total liabilities . . . . . . . . .     374,344       288,067

Minority interest in Operating Partnership. .       5,707        20,288
Minority interest in other partnerships . . .          10            10

Commitments and contingencies

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)



                                               June 30,    December 31,
                                                2001           2000
                                            -------------  ------------
                                             (Unaudited)

SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value, 20,000,000 shares
    authorized, no shares issued and
    outstanding at June 30, 2001 and
    December 31, 2000 . . . . . . . . . . . .       --            --
  Common shares of beneficial interest,
    $.01 par value, 100,000,000 shares
    authorized, 18,439,098 and 16,982,416
    shares issued and outstanding at
    June 30, 2001 and December 31, 2000,
    respectively. . . . . . . . . . . . . . .         184           170
  Additional paid-in capital. . . . . . . . .     276,058       256,950
  Deferred compensation . . . . . . . . . . .        (887)        --
  Accumulated other comprehensive loss. . . .          (4)        --
  Distributions in excess of
    Retained Earnings . . . . . . . . . . . .     (39,326)      (33,592)
                                               ----------    ----------

          Total shareholders' equity. . . . .     236,025       223,528
                                               ----------    ----------

          Total liabilities and
            shareholders' equity. . . . . . .  $  616,086    $  531,893
                                               ==========    ==========






























           The accompanying notes are an integral part of these consolidated financial statements

_                        LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                             For the six months ended
                                                     June 30,
                                            --------------------------
                                               2001            2000
                                            ----------      ----------

Revenues:
  Hotel operating revenue:
    Room revenue. . . . . . . . . . . . .   $   34,104      $    --
    Food and beverage revenue . . . . . .       16,153           --
    Other operating department revenue. .        5,255           --
  Participating lease revenue:
    Affiliated Lessee . . . . . . . . . .        --             13,131
    Other Lessees . . . . . . . . . . . .       26,102          25,597
  Interest income:
    Affiliated Lessee . . . . . . . . . .        --                114
    Other . . . . . . . . . . . . . . . .          448             457
  Equity in income of Affiliated
    Lessee. . . . . . . . . . . . . . . .        --                 22
  Equity in income of Joint Ventures. . .          139             408
  Other income. . . . . . . . . . . . . .          186              56
                                            ----------      ----------
          Total revenues. . . . . . . . .       82,387          39,785
                                            ----------      ----------

Expenses:
  Hotel operating expenses:
    Room. . . . . . . . . . . . . . . . .        8,293           --
    Food and beverage . . . . . . . . . .       12,037           --
    Other direct. . . . . . . . . . . . .        3,171           --
    Other indirect. . . . . . . . . . . .       16,159           --
  Depreciation and other
    amortization. . . . . . . . . . . . .       15,103          14,233
  Real estate, personal property taxes
    and insurance . . . . . . . . . . . .        4,941           4,334
  Ground rent . . . . . . . . . . . . . .        1,974           1,509
  General and administrative. . . . . . .        2,808             534
  Interest. . . . . . . . . . . . . . . .       10,863           9,755
  Amortization of deferred financing
    costs . . . . . . . . . . . . . . . .          910             518
  Advisory fee. . . . . . . . . . . . . .        --              1,723
  Lease termination, advisory trans-
    action and subsidiary purchase
    expenses. . . . . . . . . . . . . . .        1,923           --
  Other expenses. . . . . . . . . . . . .            3              12
                                            ----------      ----------
          Total expenses. . . . . . . . .       78,185          32,618
                                            ----------      ----------

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                             For the six months ended
                                                     June 30,
                                            --------------------------
                                               2001            2000
                                            ----------      ----------

Income before minority interest,
  writedown of property held for sale,
  extraordinary item and income
  tax expense . . . . . . . . . . . . . .        4,202           7,167

Minority interest in Operating
  Partnership . . . . . . . . . . . . . .          (39)           (501)
                                            ----------      ----------

Income before writedown of property
  held for sale, extraordinary item
  and income tax expense. . . . . . . . .        4,163           6,666

Writedown of property held for sale . . .       (1,843)         (1,266)
                                            ----------      ----------
Income before extraordinary item and
  income tax expense. . . . . . . . . . .        2,320           5,400

Extraordinary loss. . . . . . . . . . . .         (973)          --
                                            ----------      ----------
Income before income tax expense. . . . .        1,347           5,400

Income tax expense. . . . . . . . . . . .          (32)          --
                                            ----------      ----------
Net income applicable to
  common shareholders . . . . . . . . . .   $    1,315      $    5,400
                                            ==========      ==========

Earnings per Common Share - Basic:
  Income before extraordinary item. . . .   $     0.12      $     0.32
  Extraordinary loss. . . . . . . . . . .        (0.05)          --
                                            ----------      ----------
  Net income. . . . . . . . . . . . . . .   $     0.07      $     0.32
                                            ==========      ==========

Earnings per Common Share - Diluted:
  Income before extraordinary item. . . .   $     0.12      $     0.32
  Extraordinary loss. . . . . . . . . . .        (0.05)          --
                                            ----------      ----------
  Net income. . . . . . . . . . . . . . .   $     0.07      $     0.32
                                            ==========      ==========

Weighted average common shares
  outstanding:
   - basic. . . . . . . . . . . . . . . .   18,250,968      16,891,746
   - diluted. . . . . . . . . . . . . . .   18,333,257      16,923,669






           The accompanying notes are an integral part of these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                            For the three months ended
                                                     June 30,
                                            --------------------------
                                               2001            2000
                                            ----------      ----------

Revenues:
  Hotel operating revenue:
    Room revenue. . . . . . . . . . . . .   $   22,450      $    --
    Food and beverage revenue . . . . . .       10,229           --
    Other operating department revenue. .        3,819           --
  Participating lease revenue:
    Affiliated Lessee . . . . . . . . . .        --              8,565
    Other Lessees . . . . . . . . . . . .       12,068          13,286
  Interest income:
    Affiliated Lessee . . . . . . . . . .        --                 57
    Other . . . . . . . . . . . . . . . .          172             224
  Equity in income of Affiliated
    Lessee. . . . . . . . . . . . . . . .        --                 75
  Equity in income of Joint Ventures. . .          258             432
  Other income. . . . . . . . . . . . . .           95           --
                                            ----------      ----------
          Total revenues. . . . . . . . .       49,091          22,639
                                            ----------      ----------

Expenses:
  Hotel operating expenses:
    Room. . . . . . . . . . . . . . . . .        5,045           --
    Food and beverage . . . . . . . . . .        7,157           --
    Other direct. . . . . . . . . . . . .        2,061           --
    Other indirect. . . . . . . . . . . .        9,780           --
  Depreciation and other
    amortization. . . . . . . . . . . . .        7,765           7,262
  Real estate, personal property taxes
    and insurance . . . . . . . . . . . .        2,563           2,381
  Ground rent . . . . . . . . . . . . . .        1,067             923
  General and administrative. . . . . . .        1,402             241
  Interest. . . . . . . . . . . . . . . .        5,526           5,301
  Amortization of deferred financing
    costs . . . . . . . . . . . . . . . .          560             259
  Advisory fee. . . . . . . . . . . . . .        --                954
  Lease termination, advisory trans-
    action and subsidiary purchase
    expenses. . . . . . . . . . . . . . .            5           --
  Other expenses. . . . . . . . . . . . .        --                  8
                                            ----------      ----------
          Total expenses. . . . . . . . .       42,931          17,329
                                            ----------      ----------

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                            For the three months ended
                                                     June 30,
                                            --------------------------
                                               2001            2000
                                            ----------      ----------

Income before minority interest,
  writedown of property held for sale,
  extraordinary item and income
  tax expense . . . . . . . . . . . . . .        6,160           5,310

Minority interest in Operating
  Partnership . . . . . . . . . . . . . .         (113)           (338)
                                            ----------      ----------
Income before writedown of property
  held for sale, extraordinary
  item income tax expense . . . . . . . .        6,047           4,972

Writedown of property held for sale . . .       (1,843)         (1,266)
                                            ----------      ----------

Income before extraordinary item and
  income tax expense. . . . . . . . . . .        4,204           3,706

Extraordinary gain  . . . . . . . . . . .          254           --
                                            ----------      ----------

Income before income tax expense. . . . .        4,458           3,706

Income tax expense. . . . . . . . . . . .         (808)          --
                                            ----------      ----------

Net income applicable to
  common shareholders . . . . . . . . . .   $    3,650      $    3,706
                                            ==========      ==========

Earnings per Common Share - Basic:
  Income before extraordinary item. . . .   $     0.19      $     0.22
  Extraordinary gain. . . . . . . . . . .         0.01           --
                                            ----------      ----------
  Net income. . . . . . . . . . . . . . .   $     0.20      $     0.22
                                            ==========      ==========

Earnings per Common Share - Diluted:
  Income before extraordinary item. . . .   $     0.19      $     0.22
  Extraordinary gain. . . . . . . . . . .         0.01           --
                                            ----------      ----------
  Net income. . . . . . . . . . . . . . .   $     0.20      $     0.22
                                            ==========      ==========

Weighted average number of
  common shares outstanding:
   - basic. . . . . . . . . . . . . . . .   18,356,347      16,901,514
   - diluted. . . . . . . . . . . . . . .   18,433,154      16,972,049




           The accompanying notes are an integral part of these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

               (Dollars in thousands, except per share data)
                                (Unaudited)

                                             For the six months ended
                                                     June 30,
                                            --------------------------
                                               2001            2000
                                            ----------      ----------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . .   $    1,315      $    5,400
  Adjustments to reconcile net
   income to net cash flow provided
   by (used in) operating activities:
    Depreciation and other
      amortization. . . . . . . . . . . .       15,103          14,233
    Amortization of deferred
      financing costs . . . . . . . . . .          910             518
    Bond premium amortization . . . . . .         (314)           (628)
    Minority interest in
      Operating Partnership . . . . . . .           39             501
    Options granted to advisor. . . . . .        --                 53
    Writedown of property held for
      sale. . . . . . . . . . . . . . . .        1,843           1,266
    Loss on investment in Affiliated
      Lessee. . . . . . . . . . . . . . .            8           --
    Income tax expense. . . . . . . . . .           32           --
    Deferred compensation . . . . . . . .           64           --
    Equity in (income) of Affiliated
      Lessee. . . . . . . . . . . . . . .        --                (22)
    Equity in (income) of Joint
      Ventures. . . . . . . . . . . . . .         (139)           (408)
    Cost of early extinguishment
      of debt . . . . . . . . . . . . . .          973           --
  Changes in assets and liabilities:
    Rent receivable from lessees. . . . .        2,821          (3,792)
    Prepaid expenses and other
      assets. . . . . . . . . . . . . . .        4,896          (1,009)
    Hotel receivables . . . . . . . . . .       (6,190)          --
    Due to JLL. . . . . . . . . . . . . .         (966)            243
    Accounts payable and accrued
      expenses. . . . . . . . . . . . . .       (5,491)          1,005
                                            ----------      ----------
          Net cash flow provided by
            operating activities. . . . .       14,904          17,360
                                            ----------      ----------
Cash flows from investing activities:
  Improvements and additions to
    hotel properties. . . . . . . . . . .      (10,312)        (19,945)
  Acquisition of hotel properties . . . .      (86,534)          --
  Acquisition of Affiliated Lessee. . . .          (53)          --
  Investment in Joint Ventures. . . . . .        --             (4,784)
  Distributions from Joint Ventures . . .          449           --
  Distributions from Affiliated
    Lessee. . . . . . . . . . . . . . . .            5              31
  Purchase of office furniture and
    equipment . . . . . . . . . . . . . .         (410)          --
  Repayment of notes receivable . . . . .        4,065           --
  Funding of notes receivable . . . . . .         (131)          --
  Funding of restricted cash reserves . .       (2,669)         (5,917)
  Proceeds from restricted
    cash reserves . . . . . . . . . . . .       12,279           7,246
                                            ----------      ----------
          Net cash flow used in
            investing activities. . . . .      (83,311)        (23,369)
                                            ----------      ----------

                         LASALLE HOTEL PROPERTIES

               (Dollars in thousands, except per share data)
                                (Unaudited)



                                             For the six months ended
                                                     June 30,
                                            --------------------------
                                               2001            2000
                                            ----------      ----------

Cash flows from financing activities:
  Borrowings under credit facility. .         115,067           28,800
  Repayments under credit facility. .         (30,381)          (8,200)
  Proceeds from issuance of bonds . .          42,500            --
  Repayments under bond issues. . . .         (40,000)           --
  Cost of early extinguishment
    of debt . . . . . . . . . . . . .            (973)           --
  Mortgage loans repayments . . . . .            (695)            (302)
  Payment of deferred financing
    costs . . . . . . . . . . . . . .          (1,075)             (50)
  Proceeds from exercise of
    stock options . . . . . . . . . .           3,725              107
  Distributions . . . . . . . . . . .         (14,401)         (14,021)
                                           ----------       ----------
          Net cash flow provided by
            financing activities. . .          73,767            6,334
                                           ----------       ----------
Net change in cash and
  cash equivalents. . . . . . . . . .           5,360              325
Cash and cash equivalents,
  beginning of period . . . . . . . .           1,414            1,612
                                           ----------       ----------
Cash and cash equivalents,
  end of period . . . . . . . . . . .      $    6,774       $    1,937
                                           ==========       ==========



























              The accompanying notes are an integral part of
                 these consolidated financial statements.

                         LASALLE HOTEL PROPERTIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE SIX MONTHS ENDED JUNE 30, 2001
               (Dollars in thousands, except per share data)

                                (Unaudited)



1.   ORGANIZATION

     LaSalle Hotel Properties (the "Company") was organized as a Maryland real estate investment trust under the laws of the state of Maryland on January 15, 1998. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986, as amended (the "Code"). The Company had no operations prior to April 29, 1998, at which time, the Company completed its initial public offering (the "IPO").

     The Company's operations are conducted primarily through LaSalle Hotel Operating Partnership, L.P., (the "Operating Partnership") of which the Company is the sole general partner with an approximate 97.6% ownership interest as of June 30, 2001. Minority interest in the Company represents the approximate 2.4% aggregate interest in the Operating Partnership held by the limited partners thereof.

     Effective January 1, 2001, the Company became a self-administered and self-managed REIT. The Company terminated its advisory relationship with LaSalle Hotel Advisors, Inc. (the "Advisor") in accordance with the Termination and Services Agreement dated December 28, 2000. In connection with the termination, the Advisor received $600 for 2001 transition services. The Company purchased assets used to operate the Company at book value of approximately $302 and paid $50 for informational technology services. The entire management team of the Advisor became employees of the Company and continues to oversee and manage all activities of the Company under the new self-administered and self-managed structure.

     As of June 30, 2001, the Company owned interests in 18 hotels with approximately 6,150 suites/rooms (collectively, the "Hotels") located in eleven states and the District of Columbia. The Company owns 100% equity interests in 16 hotels, a 95.1% equity interest in a partnership which owns one hotel and a 9.9% equity interest in the Chicago Hotel Venture (as defined in Note 5) which also owns one hotel. All of the Hotels are leased under participating leases ("Participating Leases") which provide for rent based on hotel revenues and are managed by independent hotel operators ("Hotel Operators"). Seven of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and ten of the Hotels are leased to LaSalle Hotel Lessee, Inc. ("LHL") or its wholly owned subsidiaries (see Note 11). Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. As more fully described in
Note 5 below, the Hotel which is owned by the Chicago Hotel Venture is leased to Chicago 540 Lessee in which the Company also has a 9.9% equity interest.


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

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

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

     INVESTMENT IN JOINT VENTURES

     Investment in Joint Ventures represents the Company's 9.9% equity interest in each of (i) the Chicago Hotel Venture and (ii) Chicago 540 Lessee (as defined in Note 5). The Company accounts for its Investment in Joint Ventures under the equity method of accounting. Accordingly, the Company carries its investment at cost, plus its equity in net earnings, less distributions received since the date of acquisition. In addition, pursuant to the joint venture agreement relating to the Chicago Hotel Venture, the Company earns a preferred return based on the net operating cash flow of the Chicago Marriott Downtown (the "Chicago Property").

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amended the effective date of SFAS 133 for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 138 amended SFAS 133 for the following items: normal purchases and normal sales exception, hedging the benchmark interest rate, hedging recognized foreign currency-denominated debt instruments and hedging with intercompany derivatives.

     The Company adopted SFAS 133, as amended by SFAS 137 and SFAS 138, on January 1, 2001. Based upon the Company's application of SFAS 133, for the six months ended June 30, 2001, the adoption had no materially adverse effect on the Company's consolidated financial statements. On June 30, 2001, the fair market value of derivative instruments held was $(4).

     DERIVATIVE/FINANCIAL INSTRUMENTS

     In the normal course of business, the Company utilizes derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur.
Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period
until the instrument matures.   Any derivative instrument used for risk
management that does not meet the hedging criteria is marked-to-market each period.

     To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing as of each valuation date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

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


3.   EARNINGS PER SHARE

     The limited partners' outstanding units in the Operating Partnership ("Units") have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. The computation of basic and diluted EPS is presented below:

                              For the                    For the
                          six months ended          three months ended
                              June 30,                   June 30,
                    ------------------------    ------------------------
                        2001         2000          2001          2000
                     ----------   ----------    ----------    ----------

NUMERATOR:
 Income before
  extraordinary
  item. . . . . .    $    2,288   $    5,400    $    3,396    $    3,706
 Extraordinary
  gain (loss) . .          (973)       --              254         --
                     ----------   ----------    ----------    ----------

  Net income. . .    $    1,315   $    5,400    $    3,650    $    3,706
                     ==========   ==========    ==========    ==========

                              For the                    For the
                          six months ended          three months ended
                              June 30,                   June 30,
                     -----------------------    ------------------------
                        2001         2000          2001          2000
                     ----------   ----------    ----------    ----------

DENOMINATOR:
 Weighted average
  number of
  common shares
  - Basic . . . .    18,250,968   16,891,746    18,356,347    16,901,514
 Effect of
  Dilutive
  Securities:
   Common Stock
    Options . . .        82,289       31,923        76,807        70,535
                     ----------   ----------    ----------    ----------
 Weighted average
  number of
  common shares
  - Diluted . . .    18,333,257   16,923,669    18,433,154    16,972,049
                     ==========   ==========    ==========    ==========

BASIC EPS:
 Net income per
  weighted
  average
  common share. .    $     0.07   $     0.32    $     0.20    $     0.22
                     ==========   ==========    ==========    ==========

DILUTED EPS:
 Net income per
  weighted
  average
  common share. .    $     0.07   $     0.32    $     0.20    $     0.22
                     ==========   ==========    ==========    ==========


4.   INCOME TAXES

     The components of the income tax benefit were as follows:

                                            For the six months ended
                                                    June 30,
                                          ----------------------------
                                             2001              2000
                                          ----------        ----------
     Federal
       Current. . . . . . . . . . .       $      116        $    --

     State and local
       Current. . . . . . . . . . .               95             --
                                          ----------        ----------
            Total income
              tax benefit . . . . .       $      211        $    --
                                          ==========        ==========

     The deferred-tax asset results from the allowance for doubtful accounts. The deferred-tax asset of $45 at June 30, 2001 is considered realizable given estimates of future income.

5.   JOINT VENTURES

     On January 25, 2000, the Company entered into a joint venture agreement (the "Chicago Hotel Venture") with an institutional investor to acquire the 1,176-room Chicago Property in Chicago, Illinois. The Company, through the Operating Partnership, owns a 9.9% equity interest in the Chicago Hotel Venture. The Company receives a preferred return based on the net operating cash flow of the Chicago Property in addition to its pro rata share of annual cash flow. The Company will also have the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds.

     The Chicago Property is leased to Chicago 540 Lessee, Inc., ("Chicago 540 Lessee") in which the Company also owns a 9.9% equity interest. The institutional investor owns a 90.1% controlling interest in both the Chicago Hotel Venture and Chicago 540 Lessee. Marriott International continues to operate and manage the Chicago Property.


6.  ACQUISITION OF HOTEL PROPERTIES

     On March 8, 2001, the Company acquired a 100% interest in four full-service hotels (the "DC Boutique Collection") with a total of 502 guestrooms in Washington, D.C. for a net purchase price of approximately $42.5 million. Each of the four hotels in the DC Boutique Collection was originally constructed as an apartment building and as a result, features large guestrooms or suites. The Company leases each of the hotels to wholly owned subsidiaries of LHL. Each of the four hotels will be fully renovated, improved and repositioned as a unique high-end, independent boutique hotel. The Company is undertaking the redevelopment program, currently projected to cost an aggregate of approximately $30.0 million, in conjunction with the Kimpton Hotel & Restaurant Group, L.L.C., which has also been retained to manage and operate each of the hotels in the DC Boutique Collection as independent, non-branded, boutique hotels.

     On June 1, 2001, the Company purchased all of the issued and outstanding stock of I&G Capitol, Inc., which owns the Holiday Inn on the Hill Hotel. The 343-guestroom upscale full-service hotel, located on Capitol Hill in Washington, D.C., was acquired for a net purchase price of approximately $45.0 million. LHO Washington Five Lessee, L.L.C., a wholly owned subsidiary of LHL, will lease the property and has retained Crestline Hotels & Resorts, Inc. ("Crestline") to manage the hotel. Crestline has been the manager of the property since 1997. A renovation of the guestrooms and public spaces of the hotel, currently projected to cost approximately $4 to $5 million, is planned to be completed and coincide with the opening of the new convention center, currently expected to be in March 2003. Prior to the renovation of the hotel, the Company will evaluate the potential economic benefits of up-branding the property, as well as increasing the number of guestrooms at the hotel.


7.   REAL ESTATE HELD FOR SALE

     The Company is actively marketing the Radisson Hotel Tampa for sale. The asset was classified as held for sale on December 6, 2000 at which time depreciation was suspended. Based on initial pricing expectations, the Company recognized a writedown of $11,030, reducing the net book value of the asset to $17,027 in 2000, which included $200 of estimated accrued closing costs. As of July 3, 2001, a purchase and sale agreement had been entered into with expected net sales proceeds of $15,084. As a result, the Company recognized an additional writedown of $1,843 in the second quarter of 2001, which included an additional $216 of estimated accrued costs. Closing is expected to occur in August 2001. Hotel properties are considered held for sale when actively marketed and sale is expected to occur within one year. There can be no assurance that real estate held for sale will be sold.

     Results of operations for the Radisson Hotel Tampa are as follows

                                        For the six       For the six
                                        months ended      months ended
                                        June 30, 2001     June 30, 2000
                                        -------------     -------------

          Total Revenues. . . . . .         $1,942            $1,586
          Total Expenses. . . . . .         $  222            $1,101
          Income from Operations. .         $1,720            $  485


8.   LONG-TERM DEBT

     CREDIT FACILITY

     In 1998, the Company obtained a three-year commitment for a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. On November 13, 2000, the Company amended the 1998 Amended Credit Facility. Under the Second Amended and Restated Senior Unsecured Credit Agreement, as amended (the "1998 Second Amended Credit Facility"), the commitment was reduced by $35 million, bringing the total commitment under the facility to $200 million. On June 26, 2001, the Company amended the 1998 Second Amended Credit Facility. Under the Third Amended and Restated Senior Unsecured Credit Agreement, as amended (the "1998 Third Amended Credit Facility"), the commitment was increased by $10 million, bringing the total commitment under the facility to $210 million. The increase was based on anticipated usage over the life of the facility. Borrowings under the 1998 Third Amended Credit Facility bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin, or (ii) an "Adjusted Base Rate" plus an applicable margin. For the three and six months ended June 30, 2001, the weighted average interest rate on borrowings under the 1998 Third Amended Credit Facility was 6.6% and 7.1%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2001. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at .25% of the unused potion of the 1998 Third Amended Credit Facility. The Company incurred an unused commitment fee of approximately $22 and $70 for the three and six months ended June 30, 2001. The 1998 Third Amended Credit Facility matures on December 31, 2003 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. At June 30, 2001 and December 31, 2000, the Company had outstanding borrowings against the 1998 Third Amended Credit Facility of $196,700 and $113,500, respectively.

     On January 3, 2001, LHL obtained a three-year commitment for a $5,000 senior unsecured revolving credit facility (the "LHL Credit Facility") to be used for working capital and general corporate purposes. Borrowings under the LHL Credit Facility bear interest at floating rates equal to, at LHL's option, either (i) LIBOR plus an applicable margin, or (ii) an "Adjusted Base Rate" plus an applicable margin. LHL is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at .25% of the unused portion of the LHL Credit Facility. For the three and six months ended June 30, 2001, the weighted average interest rate on borrowings under the LHL Credit Facility was 6.5% and 6.6%, respectively. At June 30, 2001, the Company had outstanding borrowings against the LHL Credit Facility of $1,486.

     BONDS PAYABLE

     On March 1, 2001, the Company redeemed the $40.0 million aggregate principle amount of tax-exempt Massport Bonds, which bore interest at an annual rate of 10.0%. Proceeds for the redemption were derived from $37.1 million of tax exempt and $5.4 million of taxable bonds, each having a 17-year maturity, bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. A call premium of $792 and an interest expense of $435 associated with the escrows, which was later offset by a $254 reimbursement of interest expense, were incurred and are classified as an extraordinary item in the accompanying consolidated financial statements. Interest expense, net of premium amortization, for the three and six months ended June 30, 2001 totaled $370 and $849, respectively. The weighted average interest rate for the three and six months ended June 30, 2001 was 3.5% and 4.0%, respectively. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation, for which the Company pays a 2% annual credit enhancement fee. The letters of credit are collateralized by the Harborside Hyatt Conference Center and Hotel. The excess proceeds of approximately $1,900 and the $4,000 reserve fund from the original bonds were used to pay down borrowings under the 1998 Third Amended Credit Facility.

     MORTGAGE LOANS

     On July 29, 1999, the Company, through the newly formed LHO Financing Partnership I, L.P. (the "Financing Partnership"), entered into a $46,500 mortgage loan (the "1999 Mortgage Loan"). The 1999 Mortgage Loan is secured by the Radisson Convention Hotel located in Bloomington, Minnesota and Le Meridien Dallas. The loan matures on July 31, 2009 and does not allow for prepayment prior to January 31, 2009, without penalty. The loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the Financing Partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes on each of the Radisson Convention Hotel and Le Meridien Dallas. The 1999 Mortgage Loan also requires the Financing Partnership to maintain a certain debt service coverage ratio. The 1999 Mortgage Loan had principal amounts outstanding of $45,363 and $45,690 at June 30, 2001 and December 31, 2000, respectively.

     On July 27, 2000, the Company, through three newly formed partnerships, LHO Hollywood LM, L.P., LHO New Orleans LM, L.P., and LHO Key West HI, L.P. (the "2000 Financing Partnerships"), entered into three ten-year mortgage loans totaling $74,500 (the "2000 Mortgage Loans"). The 2000 Mortgage Loans are secured by the Le Montrose All-Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida. The loans bear interest at a fixed rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The loan agreements require the 2000 Financing Partnerships to hold funds in escrow for the payment of 50% of the annual insurance premiums and real estate taxes paid on each of the Le Montrose All-Suite Hotel, Le Meridian New Orleans and Holiday Inn Beachside Resort and with respect to Le Meridien New Orleans, one month's ground rent. The 2000 Mortgage loans also require the 2000 Financing Partnerships to maintain certain debt service coverage ratios. The 2000 Mortgage Loans had principal amounts outstanding of $73,906 and $74,274 at June 30, 2001 and December 31, 2000, respectively.

9.   SHAREHOLDER'S EQUITY

     COMMON SHARES OF BENEFICIAL INTEREST

     On January 15, 2001, the Company paid its regular fourth quarter distribution of $0.385 per share/unit on its Common Shares and Units.

     On February 1, 2001, an affiliate of the Advisor exercised 300,000 options. Proceeds from the options were used to reduce outstanding borrowings on the 1998 Third Amended Credit Facility.

     On April 24, 2001, the Company granted 57,444 restricted shares of common stock to the Company's executive officers. The restricted shares granted vest over three years. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. Compensation cost is recognized on a straight line basis over the vesting period. Compensation expense recognized for the restricted shares was $64 for the six months ended June 30, 2001.

     On May 15, 2001, the Company paid its regular distribution for the quarter ended March 31, 2001 of $0.385 per share/unit on its Common Share and Units.

     OPERATING PARTNERSHIP UNITS

     On January 1, 2001, the Advisor and its affiliates converted 964,334 Units into a similar number of Common Shares. On May 18, 2001, 124,130 Units were converted to Common Shares. On May 21, 2001, 7,500 Units were converted to Common Shares. As of June 30, 2001, the Operating Partnership has 443,183 Units outstanding, representing a 2.4% partnership interest held by the limited partners.


10.  SHARE OPTION AND INCENTIVE PLAN

     On March 5, 2001, the Company issued 3,107 Common Shares to the independent members of its Board of Trustees for 2000 compensation. The Common Shares were issued in lieu of cash, at the trustee's election. These Common Shares were issued under the 1998 Share Option and Incentive Plan (the "1998 SIP").

     On April 24, 2001, the Company granted 52,500 non-qualified stock options at a strike price of $15.50 to its employees. The options granted vest over three years and expire on January 30, 2011.

     On April 24, 2001, the Company granted 57,444 restricted shares of common stock to the Company's executive officers. The restricted shares granted vest over three years. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. Compensation cost is recognized on a straight line basis over the vesting period. Compensation expense recognized for the restricted shares was $64 for the six months ended June 30, 2001.


     On May 16, 2001, the Company granted 30,000 non-qualified stock options at a strike price of $16.51 to the independent members of its Board of Trustees. The options granted vest over three years and expire on March 15, 2011.

     At June 30, 2001, 685,059 Common Shares were available for future grant under the 1998 SIP.

11.  LHL

     A significant portion of the Company's revenue is a result of hotel operating revenues from LHL. Included in other indirect hotel operating expenses are the following items related to LHL:

                                                For the        For the
                                              six months     three months
                                                 ended          ended
                                                June 30,       June 30,
                                                 2001            2001
                                              ----------     ------------

General and administrative. . . . . . . .       $  4,918        $  2,912
Sales and marketing . . . . . . . . . . .          3,226           1,855
Repairs and maintenance . . . . . . . . .          2,368           1,271
Utilities and insurance . . . . . . . . .          2,145           1,046
Management and incentive fee. . . . . . .          3,037           2,377
Other expenses. . . . . . . . . . . . . .            465             319
                                                --------        --------
  Total other indirect expenses . . . . .       $ 16,159        $  9,780
                                                ========        ========

     Prior to January 1, 2001, LHL was owned as follows: 9.0% by the Company, 45.5% by Jones Lang LaSalle ("JLL") and 45.5% by LPI Charities, a charitable organization organized under the laws of the state of Illinois. Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL, held by JLL and LPI Charities, for $500 in accordance with the Stock Purchase Agreement dated July 28, 2000. Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code. The cost associated with the transaction was expensed during the first quarter of 2001 and is classified as an operating expense in the accompanying consolidated financial statements. LHL leases the following ten hotels owned by the Company:

      Marriott Seaview Resort
      LaGuardia Airport Marriott
      Omaha Marriott
      Harborside Hyatt Conference Center and Hotel
      Hotel Viking
      DC Boutique Collection (4 hotels)
      Holiday Inn on the Hill Hotel

     All of the remaining hotels in which the Company owns an interest are, and are currently expected to continue to be, leased directly to affiliates of the current operators of those respective hotels.

     Effective January 1, 2001, the Company waived LHL's obligation under the Participating Leases to deposit with the Company security deposits for as long as LHL remains a wholly owned subsidiary of the Company. As a result, on January 5, 2001, $370 of security deposits were returned to LHL.

     On January 17, 2001, LHL paid the Company $3,900 pursuant to a note between the Company and LHL. LHL financed the payment with cash, cash equivalents and borrowings under the LHL Credit Facility.

     On February 26, 2001, the Company terminated the operating lease on the Hotel Viking with Bellevue Properties, Inc. and entered into a lease with LHL on essentially the same terms. Bellevue Properties, Inc. received $840 in payment relating to termination, tax settlement due under the Purchase and Sale Agreement and other items. Of this amount, $785 was expensed and classified as other expense on the accompanying consolidated financial statements. Noble House Hotel and Resorts replaced Bellevue Properties, Inc. as manager for the property.

     On April 12, 2001, the Company and LHL, as the owner/lessee, respectively, of the Marriott Seaview Hotel (the "Hotel"), Marriott Ownership Resorts, Inc. ("MORI"), as the developer of timeshare units adjacent to the Hotel (the "Villas"), and certain Marriott entities related to MORI, entered into a Comprehensive Restructuring Agreement ("CRA"), an Integration Agreement, and Fourth Amendment to Management Agreement (collectively, with the CRA, the "Agreements"), all effective as of December 30, 2000, which, in part, provide for the integration of the operations of the Hotel and the Villas. Pursuant to the terms of the Agreements, the Company will receive on an annual basis, along with the benefits of the integration of both facilities, three percent (3%) of timeshare sales at the Villas, five percent (5%) of transient rental income from the rental of the Villas, and a performance guarantee which will be in place for a minimum of seven (7) years. In exchange, the Company will, in accordance with the CRA, conditionally release a six night minimum stay provision at the Villas contained in (i) the management agreement, (ii) the ground lease for the "Pines Golf Course", and (iii) the deed for the Villas.


12.  FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

     On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87 percent for $30.0 million of the balance outstanding on its 1998 Third Amended Credit Facility, which currently fixes the interest rate at 6.87 percent including the Company's current spread, which varies with its leverage ratio.

     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations.

     The Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

     To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company utilizes a variety of borrowings including lines of credit and medium- and long-term financings. To reduce overall interest cost, the Company uses interest rate instruments, typically interest rate swaps, to convert a portion of its
variable rate debt to fixed rate debt.   Interest rate differentials that
arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually lower than that which would have been available if debt with matching characteristics was issued directly.

     The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. As of June 30, 2001, there was $4 in unrealized losses included in Accumulated Other Comprehensive Income, a component of shareholders' equity.

     The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value at June 30, 2001 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

     At June 30, 2001:

                                    Interest
    Hedge Type     Notional Value     Rate      Maturity     Fair Value
    ----------     --------------   --------    --------     ----------

   Swap-Cash Flow   $30,000,000      4.868%     12/31/03        $(4)

     At June 30, 2001, the derivative instrument was reported at its fair value as Other Liabilities of $4.

     Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the amount the Company expects to reclassify to earnings is considered immaterial.


13.  COMMITMENTS AND CONTINGENCIES

     The Company is obligated to make funds available to the Hotels for capital expenditures (the "Reserve Funds"), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. As of June 30, 2001, the total amount that the Company is obligated to fund under the Reserve Funds is approximately $12,419, of which $3,422 is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $15,700 have been issued for renovations at the Hotels.

     The nature of the operations of the Hotels exposes them to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect the ultimate resolution of these matters to have a material adverse effect on the financial position, operations or liquidity of the Hotels.

14.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS


                                             For the six months ended
                                                     June 30,
                                            --------------------------
                                               2001            2000
                                            ----------      ----------

Interest paid, net of capitalized
    interest. . . . . . . . . . . . . . .   $   12,935      $    9,931
                                            ==========      ==========

Interest capitalized. . . . . . . . . . .   $      147      $      682
                                            ==========      ==========

Issuance of Units in conjunction
  with the investment in Chicago
  Hotel Venture . . . . . . . . . . . . .   $    --         $      300
                                            ==========      ==========

Issuance of Common Shares for
  Board of Directors compensation . . . .   $       46      $    --
                                            ==========      ==========

Exchange of Units for Common Shares
  Minority interest . . . . . . . . . . .   $  (14,399)     $    --
  Common stock. . . . . . . . . . . . . .           11           --
  Additional paid in capital. . . . . . .       14,388           --
                                            ----------      ----------
                                            $    --         $    --
                                            ==========      ==========
In conjunction with the hotel acquisi-
 tions, the Company assumed the
 following assets and liabilities:
  Purchase of real estate . . . . . . . .   $   87,743      $    --
  Liabilities, net of other assets. . . .       (1,209)          --
                                            ----------      ----------
    Acquisition of hotel properties . . .   $   86,534      $    --
                                            ==========      ==========
In conjunction with the LHL acqui-
  sition, the Company assumed the
  following assets and liabilities:
    Accounts receivable, net. . . . . . .   $    4,375      $    --
    Other assets purchased. . . . . . . .        8,512           --
    Liabilities . . . . . . . . . . . . .      (12,834)          --
                                            ----------      ----------
        Total net assets. . . . . . . . .   $       53      $    --
                                            ==========      ==========


15.  SUBSEQUENT EVENTS


     On July 13, 2001, the Company declared its regular distribution for the quarter ended June 30, 2001 of $0.39 per Common Share and Unit. The distribution is payable on August 15, 2001 to shareholders and unitholders of record at the close of business on July 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000

     For the quarter ended June 30, 2001, total revenues increased by approximately $26.5 million from $22.6 million to $49.1 million. Approximately $27.9 million of this increase is due to the impact of consolidating LHL's operations as a result of becoming a wholly owned subsidiary of the Company on January 1, 2001. Participating lease revenue from unaffiliated lessees decreased by approximately $1.2 million from $13.3 million to $12.1 million. This decrease is primarily due to the sale of Holiday Inn Plaza Park which occurred during the third quarter of 2000, and decreased occupancy at Le Meridien Dallas, which is the result of softened demand in the Dallas market and the closing of the Dallas convention center for renovation. Increased revenues at San Diego Paradise Point Resort, which continues to benefit from renovations that were substantially completed in 2000, and strong transient leisure demand in the San Diego market has partly offset the decrease in participating lease revenue. Management anticipates continued pressures on revenues over the next twelve months due to decreased occupancy and general economic conditions.

     Hotel operating expenses were approximately $24.0 million for the three months ended June 30, 2001. This is due to the impact of consolidating LHL's operation as a result of becoming a wholly owned subsidiary of the Company on January 1, 2001. There was no consolidation of LHL's operations for 2000.

     Depreciation and other amortization expense increased by approximately $0.5 million from $7.3 million to $7.8 million due primarily to additional depreciation on capital improvements incurred and placed into service subsequent to June 30, 2000 and the acquisitions of the DC Boutique Collection on March 8, 2001 and the Holiday Inn on the Hill Hotel on
June 1, 2001. Partly offsetting the increase in depreciation expense is Radisson Hotel Tampa, which was classified as held for sale on December 6, 2000 and accordingly is no longer being depreciated.

     Real estate and personal property taxes, insurance and ground rent increased by approximately $0.3 million from $3.3 million to $3.6 million. This increase is due primarily to the acquisition of the DC Boutique Collection and Holiday Inn on the Hill during the first and second quarter of 2001, respectively, and increased insurance premiums overall for the Hotels

     General and administrative expense increased by approximately $1.2 million from $0.2 million to $1.4 million due primarily to incurring corporate expenses as a self-managed REIT effective January 1, 2001. General and administrative expenses were incurred by the advisor in 2000.

     Interest expense increased by approximately $0.2 million from $5.3 million to $5.5 million primarily due to an increase in weighted average debt outstanding from $268.8 million for the quarter ended June 30, 2000 to $328.8 million for the quarter ended June 31, 2001. The increase in debt outstanding is a result of the acquisition of the DC Boutique Collection and the Holiday Inn on the Hill Hotel in Washington, D.C., which were financed with borrowings under the 1998 Third Amended Credit Facility, as well as additional borrowings under the 1998 Third Amended Credit Facility to finance capital improvements during the remainder of 2000 and through the second quarter of 2001. Partly offsetting the increase was a decrease in the weighted average interest rate to 6.7% for the quarter ended
June 30, 2001 from 7.9% for the quarter ended June 30, 2000. The increase in interest expense for the quarter ended June 30, 2001 was partly offset by $0.1 million of capitalized interest, as a result of renovations at two of the hotels in the DC Boutique Collection during the second quarter of 2001. For the quarter ended June 30, 2000, interest expense was partly offset by $0.1 million of capitalized interest, as a result of the renovations at San Diego Paradise Point Resort during the second quarter of 2000.

     There were no Advisory fees for the second quarter of 2001 compared to $1.0 million for the second quarter of 2000. This is due to the Company becoming self-managed effective January 1, 2001 and terminating the advisory relationship with the Advisor.

     Minority interest decreased approximately $0.2 million from $0.3 million to $0.1 million due primarily to fewer Operating Partnership Units ("Units") outstanding as a result of approximately 1.1 million Units converting to Common Shares subsequent to June 30, 2000. This decrease was also a result of a decrease in income before minority interest of approximately $0.2 million from $4.0 million for the quarter ended June 30, 2000 to $3.8 million for the quarter ended June 30, 2001. The weighted average number of Units outstanding decreased from approximately 1.6 million Units for second quarter of 2000, to 0.5 million Units for the second quarter of 2001

     The extraordinary item of $0.3 million for the quarter represents the reimbursement of costs related to the redemption of the Massport Bonds on March 1, 2001.

     As a result of the foregoing items, net income to common shareholders decreased approximately $0.1 million from $3.7 million for the second quarter of 2000 to $3.6 million for the second quarter of 2001.

     COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

     For the six months ended June 30, 2001, total revenues increased by approximately $42.6 million from $39.8 million to $82.4 million. Approximately $42.3 million of this increase is due to the impact of consolidating LHL's operations as a result of becoming a wholly owned subsidiary of the Company on January 1, 2001. Participating lease revenue from unaffiliated lessees increased by approximately $0.5 million from $25.6 million to $26.1 million. This increase is primarily due to increased revenues at San Diego Paradise Point Resort, which continues to benefit from renovations that were substantially completed in 2000, and strong transient leisure demand in the San Diego market. Partly offsetting this increase was reduced occupancy at Le Meridien Dallas as a result of softened demand in the Dallas market and the closing of the Dallas convention center for renovation. In addition, Holiday Inn Beachside Resort in Key West experienced reduced occupancy as a result of softness in leisure demand. Also, offsetting the increase was the sale of Holiday Inn Plaza Park which occurred during the third quarter of 2000. Management anticipates continued pressures on revenues over the next twelve months due to decreased occupancy and general economic condition.

     Hotel operating expenses were approximately $39.7 million for the six months ended June 30, 2001. This is due to the impact of consolidating LHL's operation as a result of becoming a wholly owned subsidiary of the Company on January 1, 2001. There was no consolidation of LHL's operations for 2000.

     Depreciation and other amortization expense increased by approximately $0.9 million from $14.2 million to $15.1 million due primarily to additional depreciation on capital improvements incurred and placed into service subsequent to June 30, 2000 and the acquisition of the DC Boutique Collection in Washington D.C. on March 8, 2001 and the Holiday Inn on the Hill Hotel on June 1, 2001. Partly offsetting the increase is Radisson Tampa, which was classified as held for sale on December 6, 2000 and accordingly is no longer being depreciated.

     Real estate and personal property taxes, insurance and ground rent increased by approximately $1.1 million from $5.8 million to $6.9 million. This increase is due primarily to the acquisition of the DC Boutique Collection and Holiday Inn on the Hill Hotel during the first and second quarters of 2001, respectively, and increased insurance premiums overall for the Hotels.

     General and administrative expense increased by approximately $2.3 million from $0.5 million to $2.8 million due primarily to incurring corporate expenses as a self-managed REIT effective January 1, 2001. General and administrative expenses were incurred by the advisor in 2000.

     Interest expense increased by approximately $1.1 million from $9.8 million to $10.9 million primarily due to an increase in weighted average debt outstanding from $265.1 million for the six months ended June 30, 2000 to $307.1 million for the six months ended June 30, 2001. The increase in debt outstanding is a result of the acquisition of the DC Boutique Collection and the Holiday Inn on the Hill Hotel in Washington, D.C., which were financed with borrowings under the 1998 Third Amended Credit Facility, as well as additional borrowings under the 1998 Third Amended Credit Facility to finance capital improvements during the remainder of 2000 and through the second quarter of 2001. Partly offsetting the increase was a decrease in the weighted average interest rate to 7.1% for the six months ended June 30, 2001 from 7.7% for the six months ended June 30, 2000. The increase in interest expense for the six months ended June 30, 2001 was partly offset by $0.1 million of capitalized interest, as a result of renovations at two of the hotels in the DC Boutique Collection during the second quarter of 2001. For the six months ended June 30, 2000, interest expense was partly offset by $0.7 million of capitalized interest, which was primarily a result of the renovation and expansion of the Hotel Viking and the continuing renovations at San Diego Paradise Point Resort during the first six months of 2000.

     There were no Advisory fees for the first six months of 2001 compared to $1.7 million for the first six months of 2000. This is due to the Company becoming self-managed effective January 1, 2001 and terminating the advisory relationship with the Advisor.

     Lease termination, advisory transaction and subsidiary purchase expenses of $1.9 million for the six months ended June 30, 2001 includes LHL acquisition costs, one-time expenses associated with becoming a self-managed REIT, and the cost of terminating the Hotel Viking lease. These costs were not incurred in 2000.

     Minority interest decreased approximately $0.4 million from $0.5 million to less than $0.1 million due primarily to fewer Units outstanding as a result of approximately 1.1 million Units converting to Common Shares subsequent to June 30, 2000. This decrease was also a result of a decrease in income before minority interest of approximately $4.5 million from $5.9 million for the six months ended June 30, 2000 to $1.4 million for the six months ended June 30, 2001. The weighted average number of Units outstanding decreased from approximately 1.6 million Units for first six months of 2000 to 0.5 million Units for the first six months of 2001.

     Extraordinary loss of $1.0 million for the six months ended June 30, 2001 represents the costs related to the redemption of the Massport Bonds on March 1, 2001.

     As a result of the foregoing items, net income to common shareholders decreased approximately $4.1 million from $5.4 million for the first six months of 2000 to $1.3 million for the first six months of 2001.

     COMPARABLE FUNDS FROM OPERATIONS AND COMPARABLE EBITDA

     The Company considers Comparable Funds From Operations ("Comparable FFO") and Comparable Earnings Before Interest, Taxes, Depreciation and Amortization ("Comparable EBITDA") to be key measures of a REIT's performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company's operating performance and liquidity.

     The Company believes that Funds From Operations ("FFO") and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred finance cost) and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor are they indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

     Comparable FFO is defined as FFO before one-time items including the purchase of LHL, the transition expenses associated with becoming a self-managed REIT, and the costs associated with terminating the Hotel Viking lease with Bellevue Properties, Inc. Comparable EBITDA is defined as earnings before interest, taxes, depreciation, amortized expenses, the writedown of properties held for disposition, extraordinary items and one-time charges related to the acquisition of LHL, transition costs associated with becoming a self-managed REIT, and the termination costs associated with the Hotel Viking lease.

     The following is a reconciliation between net income and Comparable FFO (in thousands, except share data):

                              For the                    For the
                          six months ended          three months ended
                              June 30,                   June 30,
                     -----------------------    ------------------------
                        2001         2000          2001          2000
                     ----------   ----------    ----------    ----------

COMPARABLE FUNDS
 FROM OPERATIONS
 (FFO):
Net income. . . .    $    1,315   $    5,400    $    3,650   $     3,706
Depreciation. . .        15,064       14,229         7,751         7,260
Equity in depre-
 ciation of
 Joint Venture. .           463          356           235           206
Writedown of
 property held
 for sale . . . .         1,843        1,266         1,843         1,266
Amortization of
 deferred lease
 costs. . . . . .            25        --                6         --
Extraordinary
 item . . . . . .           973        --             (254)        --
Minority
 interest . . . .            39          501           113           338
                     ----------   ----------    ----------    ----------

   FFO. . . . . .        19,722       21,752        13,344        12,776

Advisory tran-
 sition expense .           600        --            --            --
Lease termina-
  tion expense. .           790        --                5         --
Subsidiary
  purchase cost .           533        --            --            --
                     ----------   ----------    ----------    ----------

   Comparable
     FFO. . . . .    $   21,645   $   21,752    $   13,349    $   12,776
                     ==========   ==========    ==========    ==========

Weighted average
 number of
 common shares
 and units
 outstanding:
 - Basic. . . . .    18,793,907   18,465,450    18,867,762    18,477,415
 - Diluted. . . .    18,876,196   18,497,373    18,944,569    18,547,950

     The following is a reconciliation between net income (loss) and Comparable EBITDA (in thousands):

                              For the                    For the
                          six months ended          three months ended
                              June 30,                   June 30,
                     -----------------------    ------------------------
                        2001         2000          2001          2000
                     ----------   ----------    ----------    ----------

COMPARABLE EBITDA:
Net income. . . .    $    1,315   $    5,400    $    3,650    $    3,706
Interest. . . . .        10,863        9,755         5,526         5,301
Depreciation and
  other amortiza-
  tion. . . . . .        15,103       14,233         7,765         7,262
Amortization of
  deferred financ-
  ing costs . . .           910          518           560           259
Equity in depre-
  ciation/amorti-
  zation of Joint
  Venture . . . .           493          381           250           220
Equity in interest
  expense of
  Joint Venture .           473          463           218           272
Income tax
  provision . . .            32        --              808         --
Minority
  interest. . . .            39          501           113           338
Writedown of
  property held
  for sale. . . .         1,843        1,266         1,843         1,266
                     ----------   ----------    ----------    ----------

    EBITDA. . . .        31,071       32,517        20,733        18,624

Advisory transi-
  tion expense. .           600        --            --            --
Lease termination
  expense . . . .           790        --                5         --
Subsidiary
  purchase cost .           533        --            --            --
                     ----------   ----------    ----------    ----------

    Comparable
      EBITDA. . .    $   32,994   $   32,517    $   20,738    $   18,624
                     ==========   ==========    ==========    ==========

     THE HOTELS

     The following table sets forth historical comparative information with respect to occupancy, average daily rate ("ADR") and room revenue per available room ("REVPAR") for the total Hotel portfolio for the three and six months ended June 30, 2001 and 2000.

                For the six months ended      For the three months ended
                        June 30,                       June 30,
               ---------------------------   ----------------------------
                2001      2000    Variance    2001      2000     Variance
                ----      ----    --------    ----      ----     --------

TOTAL
PORTFOLIO
Occupancy       69.7%     73.4%     (5.0%)    70.2%     77.3%      (9.2%)
ADR           $148.96   $143.18      4.0%   $151.45   $146.62       3.3%
REVPAR        $103.83   $105.12     (1.2%)  $106.35   $113.33      (6.2%)


     For the quarter ended June 30, 2001, the Company experienced a RevPAR decrease of 6.2% for its portfolio compared to the quarter ended June 30, 2000. For the six months ended June 30, 2001, the Company experienced a REVPAR decrease of 1.2% for its portfolio compared to the six months ended June 30, 2000.


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

     In 1998, the Company entered into a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. On November 13, 2000, the Company amended the 1998 Amended Credit Facility. Under the Second Amended and Restated Senior Unsecured Credit Agreement (the "1998 Second Amended Credit Facility"), the total commitment was reduced by $35 million, from $235 million to $200 million. On June 26, 2001, the Company amended the 1998 Second Amended Credit Facility. Under the Third Amended and Restated Senior Unsecured Credit Agreement, as amended (the "1998 Third Amended Credit Facility"), the commitment was increased by $10 million, bringing the total commitment under the facility to $210 million. Borrowings under the 1998 Third Amended Credit Facility bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin, or (ii) an "Adjusted Base Rate" plus an applicable margin. For the three and six months ended June 30, 2001, the weighted average interest rate was approximately 6.6% and 7.1%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2001. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings or leverage based pricing matrix and is currently set at .25% of the unused portion of the 1998 Third Amended Credit Facility. The 1998 Third Amended Credit Facility matures on December 31, 2003 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness.

     On January 3, 2001, LHL obtained a three-year commitment for a $5 million senior unsecured revolving credit facility (the "LHL Credit Facility") to be used for working capital and general corporate purposes. Borrowings under the LHL Credit Facility bear interest at floating rates equal to, at LHL's option, either (i) LIBOR plus an applicable margin, or
(ii) an "Adjusted Base Rate" plus an applicable margin. At June 30, 2001, the Company's outstanding borrowings under the LHL Credit Facility were $1.5 million. The weighted average interest rate under the facility for the three and six months ended June 30, 2001 was 6.5% and 6.6%, respectively. LHL is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at
 .25% of the unused portion of the LHL Credit Facility.

     In conjunction with the June 1998 acquisition of the Harborside Hyatt Conference Center and Hotel, the Company assumed $40 million of special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). The Massport Bonds were to be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon were due in full. The Company had the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varied depending on the date of prepayment. On March 1, 2001, the Company redeemed the $40.0 million aggregate principal amount of tax-exempt Massport Bonds, which bore interest at an annual rate of 10.0%. Proceeds for the redemption were derived from $37.1 million of tax-exempt and $5.4 million of taxable bonds, each having a 17-year maturity, bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. A call premium of $792 and an interest expense of $435 associated with the escrows, which was later offset by a $254 reimbursement of interest expense, were incurred and are classified as an extraordinary item in the accompanying consolidated financial statements. Interest expense, net of the premium amortization for the three and six months ended June 30, 2001 was $0.4 million and $0.8 million, respectively. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation. The letters of credit are collateralized by the Harborside Hyatt Conference Center and Hotel. The excess proceeds of approximately $1,900 and the $4,000 reserve fund from the original bonds were used to pay down borrowings under the 1998 Third Amended Credit facility.

     On July 29, 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. The 1999 Mortgage Loan is collateralized by the Radisson Convention hotel located in Bloomington, Minnesota and the Le Meridien Dallas. Interest expense for the three and six months ended June 30, 2001 was $0.9 million and $1.8 million, respectively. The 1999 Mortgage Loan had an outstanding balance of $45.4 million at June 30, 2001.

     On July 27, 2000, the Company, entered into three ten-year mortgage loans totaling $74.5 million (the "2000 Mortgage Loans"). The loans are subject to a fixed interest rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The 2000 Mortgage Loans are secured by the Le Montrose All-Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida. Interest expense for the three and six months ended June 30, 2001 was $1.5 and $3.0 million, respectively. The 2000 Mortgage Loans had an outstanding balance of $73.9 million at June 30, 2001.

     On June 30, 2001, the Company had approximately $6.8 million of cash and cash equivalents and had approximately $198.2 million outstanding under its 1998 Third Amended Credit Facility and LHL Credit Facility.

     Net cash provided by operating activities was approximately $14.9 million for the six months ended June 30, 2001, primarily due to the collections of hotel operating revenues from LHL and Participating Lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance, ground rent and the fourth quarter 2000 base and incentive advisory fee.

     Net cash used in investing activities was approximately $83.3 million for the six months ended June 30, 2001 due primarily to outflows for the acquisition of hotel properties and improvements and additions at the Hotels, offset by proceeds from restricted cash reserves and the payment of notes receivable.

     Net cash provided by financing activities was approximately $73.8 million for the six months ended June 30, 2001, attributable to net borrowings under the 1998 Third Amended Credit Facility to finance the acquisition of hotel properties and renovations at the Hotels, proceeds from the issuance of bonds, offset by the payment of the fourth quarter 2000 and first quarter 2001 distribution to shareholders and unitholders.

     The Company is obligated to make funds available to the Hotels for capital expenditures (the Reserve Funds), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $12.4 million at June 30, 2001, of which $3.4 million is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $15.7 million have been issued for renovations at the Hotels.

     The Company's debt policy is to incur debt only if upon such incurrence the Company's total funded indebtedness would not exceed 50% of "Aggregate Asset Value." For purposes of this policy, Aggregate Asset Value is defined as the sum of (a) all the Company's properties owned for more than four quarters ("Seasoned Properties"), the EBITDA (reduced by the aggregate FF&E reserves for the relevant period in respect of the Seasoned Properties) of the Seasoned Properties for the proceeding four quarters times 10, (b) all Properties owned for less than four quarters ("New Properties"), the investment amount (which shall include the purchase price, including assumed indebtedness, and all acquisition costs) of the New Properties and 95% of all the capital expenditures with respect to the New Properties, (c) liquid investments, and (d) investments in unconsolidated entities. In connection with the 1998 Third Amended Credit Facility, which allows the Company to increase total funded indebtedness to 55% of aggregate Asset Value through November 15, 2001, the Board of Trustees granted the Company a waiver to the 50% policy through July 2002 allowing total funded indebtedness not to exceed 53%. The Board of Trustees can modify this waiver or otherwise change this policy at any time without shareholder approval.

     The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company has also considered capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, under the 1998 Third Amended Credit Facility or other indebtedness, or the issuance of additional equity securities.

     The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the 1998 Third Amended Credit Facility, long-term unsecured and secured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition criteria have been achieved.

     LHL was owned as follows: 9.0% by the Company, 45.5% by JLL and 45.5% by LPI Charities, a charitable organization organized under the laws of the state of Illinois. Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL held by JLL and LIP Charities for $500 in accordance with the Stock Purchase Agreement dated July 28, 2000. Effective January 1, 2001, LHL is a wholly owned subsidiary of the company as provided for under the taxable-REIT subsidiary provisions of the Code. The cost associated with the transaction was expensed during the first quarter of 2001 and is classified as an operating expense in the accompanying consolidated financial statements. LHL leases the following ten hotels owned by the Company:

      Marriott Seaview Resort
      LaGuardia Airport Marriott
      Omaha Marriott
      Harborside Hyatt Conference Center and Hotel
      Hotel Viking
      DC Boutique Collection (4 hotels)
      Holiday Inn on the Hill Hotel

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

SEASONALITY

     The Hotels' operations historically have been seasonal. Eight of the Hotels maintain higher occupancy rates during the second and third quarters. The Marriott Seaview Resort generates a large portion of its revenue from golf related business and, as a result, revenues fluctuate according to the season and the weather. Radisson Hotel Tampa, Le Montrose All Suite Hotel and Le Meridien Dallas experience their highest occupancies in the first quarter, while Holiday Inn Beachside Resort and Le Meridien New Orleans experience their highest occupancies in the first and second quarters. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Participating Leases.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement also requires that the changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amended the effective date of SFAS 133 for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 138 amended SFAS 133 for the following items: normal purchases and normal sales exception, hedging the benchmark interest rate, hedging recognized foreign currency-denominated debt instruments and hedging with intercompany derivatives.

     The Company adopted SFAS 133, as amended by SFAS 137 and SFAS 138, on January 1, 2001. Based upon the Company's application of SFAS 133, for the six months ended June 30, 2001, the adoption had no materially adverse effect on the Company's consolidated financial statements. On June 30, 2001, the fair market value of derivative instruments held was $(4).

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Staff determined that a lessor should defer recognition of contingent rental income until the specified target that triggers the contingent rental income is achieved. The Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective Participating Leases in which Participating Rent is calculated using quarterly thresholds. Accordingly, SAB No. 101 did not have an impact on the Company.


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

     In 1998, the Company obtained the 1998 Third Amended Credit Facility, which provides for a maximum borrowing amount of up to $210 million. Borrowings under the 1998 Third Amended Credit Facility bear interest at variable market rates. At June 30, 2001, the Company's outstanding borrowings under the 1998 Third Amended Credit Facility were $196.7 million. The weighted average interest rate under the facility for the three and six months ended June 30, 2001 was approximately 6.6% and 7.1%, respectively. A 0.25% change in interest rates would have changed interest expense by $0.2 million for the six months ended June 30, 2001. This change is based upon the weighted average borrowings under the 1998 Third Amended Credit Facility for the six months ended June 30, 2001, which were $144.0 million.

     In 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule. At June 30, 2001, the 1999 Mortgage Loan had a balance of $45.4 million. At June 30, 2001, the carrying value of the 1999 Mortgage Loan approximated its fair value.

     On July 2000, the Company entered into three ten-year mortgage loans totaling $74.5 million (the "2000 Mortgage Loans"). The loans are subject to a fixed interest rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. At June 30, 2001, the 2000 Mortgage Loans had a balance of $73.9 million. At June 30, 2001, the carrying value of the 2000 Mortgage Loans approximated its fair value.

     On January 3, 2001, LHL obtained a three-year commitment for a $5.0 million senior unsecured revolving credit facility (the "LHL Credit Facility") to be used for working capital and general corporate purposes. Borrowings under the LHL Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of LHL. At June 30, 2001, the Company's outstanding borrowings under the LHL Credit Facility were $1.5 million.
The weighted average interest rate under the facility for the three and six months ended June 30, 2001 was approximately 6.5% and 6.6%, respectively.
A 0.25% change would have an immaterial change in interest expense for the six months ended June 30, 2001. This change is based upon the weighted average borrowings under the LHL Credit Facility for the six months ended June 30, 2001, which were $1.6 million.

     At June 30, 2001, the Company also had outstanding bonds payable of $42.5 million. The bonds bear interest based on weekly floating rates and have no principal reductions for the life of the bonds. The weighted average rate for all bonds that were outstanding during six months ended June 30, 2001 was 4.0%. A 0.25% change in the interest rates would have an immaterial change on interest expense by an amount significantly less than $0.1 million for the six months ended June 30, 2001. This change is based upon the weighted average borrowings under the bonds for the six months ended June 30, 2001, which were $42.1 million.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Neither the Company nor the Operating Partnership is currently involved in any litigation of which the ultimate resolution, in the opinion of the Company, is expected to have a material adverse effect on the financial position, operations or liquidity of the Company and the Operating Partnership.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     NOT APPLICABLE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NOT APPLICABLE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 16, 2001, the Company held its Annual Meeting of Shareholders. The matters on which the shareholders voted, in person or by proxy, were:

      (i) for the election of three Class III trustees of the Company to serve until the 2004 Annual meeting of Shareholders and until their successors are duly elected and qualified;

      (ii) the ratification of the appointment KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2001;

      (iii) the approval of an amendment to the Company's 1998 Share Option and Incentive Plan, as amended.

     The three nominees were elected and the ratification of the appointment of the independent auditors and the amendment to the Share Option and Incentive Plan, as amended, were approved. The results of the voting were as follows:

  ELECTION OF TRUSTEES:

Trustee                    Votes For     Votes Against     Votes Withheld
-------                   ----------     -------------     --------------
George F. Little, II      14,925,524           0              280,875
Donald S. Perkins         14,920,024           0              286,375
Stuart L. Scott           14,926,124           0              280,275


  RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS:

                           Votes For     Votes Against     Votes Withheld
                          ----------     -------------     --------------
                          14,913,487         265,011           27,901


  AMENDMENT OF 1998 SHARE OPTION AND INCENTIVE PLAN, AS AMENDED:

                           Votes For     Votes Against     Votes Withheld
                          ----------     -------------     --------------
                          13,612,484       1,491,386          102,529

ITEM 5.  OTHER INFORMATION.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations and communications by the Company or its management and written and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of the Company to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed under "Business", Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere in the Company's annual report on Form 10-K for the year ended December 31, 2000, under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001, under "Certain Relationships and Related Transactions" and elsewhere in the Company's March 31, 2001 proxy statement with respect to the annual meeting of shareholders held on May 16, 2001, under "Risk Factors" and elsewhere in the Company's Registration Statement (No. 333-77371), under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in this Report, and in other reports filed by the Company with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any change in events or circumstances or in the Company's expectations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits.

                     None.

        (b)     Reports of Form 8-K.

                  A report on Form 8-K dated December 30, 2000 was filed on April 20, 2001 reporting a Regulation FD Disclosure under Item 9. The report announced that LaSalle Hotel Operating Partnership, L.P. and LaSalle Hotel Lessee, Inc., as the owner/lessee, respectively, of the Marriott Seaview Hotel (the "Hotel"), Marriott Ownership Resorts, Inc. ("MORI"), as the developer of timeshare units adjacent to the Hotel, and certain Marriott entities related to MORI, entered into a Comprehensive Restructuring Agreement, Integration Agreement, and Fourth Amendment to Management Agreement effective as of December 30, 2000. The agreement provides for the integration of the operations of the Hotel and the timeshare units.

                  A report on Form 8-K dated April 27, 2001 was filed on April 27, 2001 reporting a Regulation FD Disclosure under Item 9. The report announced the Company's conference call to be held on May 3, 2001, to discuss the Company's results for the quarter ended March 31, 2001 and its outlook for the remainder of year 2001.

                  A report on Form 8-K dated January 1, 2001 was filed on May 2, 2001 reporting Proforma Financial Statements and Exhibits under Item 7 and a Regulation FD Disclosure under Item 9. The report included unaudited pro forma quarterly statements presented as if the acquisition of LHL occurred and the company became self-managed as of January 1, 2001.

                  A report on Form 8-K dated May 2, 2001 was filed on May 3, 2001 reporting Financial Statements and Exhibits under Item 7 and a Regulation FD Disclosure under Item 9. The report included the Company's press release dated May 2, 2001, which reported earnings for the quarter ended March 31, 2001 and its outlook for the remainder of year 2001.

                  A report on Form 8-K dated June 1, 2001 was filed on June 1, 2001 reporting Financial Statements and Exhibits under Item 7 and a Regulation FD Disclosure under Item 9. The report included the Company's press release dated June 1, 2001, which announced the acquisition of I&G Capitol, Inc., which owned the Holiday Inn on the Hill Hotel in Washington, D.C.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LASALLE HOTEL PROPERTIES




Dated:  August 9, 2001        BY:   /s/ HANS S. WEGER
                                    ------------------------------
                                    Hans S. Weger
                                    Executive Vice President,
                                    Treasurer and Chief
                                    Financial Officer