Form 10-Q
period 2001-09-30
LASALLE HOTEL PROPERTIES
filed 2001-11-09
CIK 1053532

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                      OR


        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________



                        Commission file number 1-14045



                           LASALLE HOTEL PROPERTIES
            ------------------------------------------------------
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

Indicate the number of common shares of beneficial interest of each class outstanding as of the latest practicable date.


                                                Outstanding at
               Class                            November 7, 2001
               -----                            ----------------

     Common Shares of Beneficial                  18,439,098
     Interest ($0.01 par value)

                               TABLE OF CONTENTS





PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .     24

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk. . . . . . . . . . . . . . . . . . . . . .     34



PART II     OTHER INFORMATION


Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . .     36

Item 2.     Changes in Securities and Use of Proceeds. . . . . . .     36

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . .     36

Item 4.     Submission of Matters to a Vote of Security
            Holders. . . . . . . . . . . . . . . . . . . . . . . .     36

Item 5.     Other Information. . . . . . . . . . . . . . . . . . .     36

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     37

PART I   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                           LASALLE HOTEL PROPERTIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)



                                               September 30,  December 31,
                                                   2001           2000
                                               -------------  ------------
                                                (Unaudited)

               ASSETS
               ------

Investment in hotel properties, net. . . . . .    $  552,033    $  486,184
Investment in LHL. . . . . . . . . . . . . . .          --              13
Investment in Joint Ventures . . . . . . . . .         5,253         5,647
Cash and cash equivalents. . . . . . . . . . .         1,123         1,414
Restricted cash reserves . . . . . . . . . . .         6,042        14,640
Rent receivable from lessees:
  LHL. . . . . . . . . . . . . . . . . . . . .         --            2,344
  Other lessees. . . . . . . . . . . . . . . .         5,207         6,816
Notes receivable:
  LHL. . . . . . . . . . . . . . . . . . . . .         --            3,900
  Other. . . . . . . . . . . . . . . . . . . .         3,788         4,023
Hotel receivables (net of allowance for
  doubtful accounts of $137) . . . . . . . . .         7,956         --
Deferred financing costs, net. . . . . . . . .         4,747         4,415
Prepaid expenses and other assets. . . . . . .         8,337         2,497
                                                  ----------    ----------
          Total assets . . . . . . . . . . . .    $  594,486    $  531,893
                                                  ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Borrowings under credit facilities . . . . . .    $  177,379    $  113,500
Bonds payable, net . . . . . . . . . . . . . .        42,500        40,314
Mortgage loans . . . . . . . . . . . . . . . .       118,927       119,964
Due to JLL . . . . . . . . . . . . . . . . . .         --              966
Due to LHL . . . . . . . . . . . . . . . . . .         --              756
Accounts payable and accrued expenses. . . . .        15,390         2,900
Advance deposits . . . . . . . . . . . . . . .         1,671         --
Accrued interest . . . . . . . . . . . . . . .         1,137         2,536
Distributions payable. . . . . . . . . . . . .         --            7,131
                                                  ----------    ----------
          Total liabilities. . . . . . . . . .       357,004       288,067

Minority interest in Operating Partnership . .         5,641        20,288
Minority interest in other partnerships. . . .            10            10

Commitments and contingencies

                           LASALLE HOTEL PROPERTIES

                 (Dollars in thousands, except per share data)



                                               September 30,  December 31,
                                                   2001           2000
                                               -------------  ------------
                                                (Unaudited)
SHAREHOLDERS' EQUITY:
  Preferred shares of beneficial interest,
    $.01 par value, 20,000,000 shares
    authorized, no shares issued and
    outstanding at September 30, 2001
    and December 31, 2000. . . . . . . . . . .         --            --
  Common shares of beneficial interest,
    $.01 par value, 100,000,000 shares
    authorized, 18,439,098 and 16,982,416
    shares issued and outstanding at
    September 30, 2001 and December 31,
    2000, respectively . . . . . . . . . . . .           184           170
  Additional paid-in capital . . . . . . . . .       276,057       256,950
  Deferred compensation. . . . . . . . . . . .                  (802)--
  Accumulated other comprehensive loss . . . .                  (992)--
  Distributions in excess of retained
   earnings. . . . . . . . . . . . . . . . . .       (42,616)      (33,592)
                                                  ----------    ----------
          Total shareholders' equity . . . . .       231,831       223,528
                                                  ----------    ----------
          Total liabilities and
            shareholders' equity . . . . . . .    $  594,486    $  531,893
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

                           LASALLE HOTEL PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                  For the nine months ended
                                                        September 30,
                                                 --------------------------
                                                   2001             2000
                                                ----------       ----------
REVENUES:
  Hotel operating revenue:
     Room revenue. . . . . . . . . . . . . . .  $   55,565       $    --
     Food and beverage revenue . . . . . . . .      25,505            --
     Other operating department revenue. . . .       9,420            --
  Participating lease revenue:
     LHL . . . . . . . . . . . . . . . . . . .       --              23,643
     Other lessees . . . . . . . . . . . . . .      37,507           40,879
  Interest income:
     LHL . . . . . . . . . . . . . . . . . . .       --                 171
     Other . . . . . . . . . . . . . . . . . .         596              739
  Equity in income of LHL. . . . . . . . . . .       --                  67
  Equity in income of Joint Ventures . . . . .         549              821
  Other income . . . . . . . . . . . . . . . .         257               56
                                                ----------       ----------
          Total revenues . . . . . . . . . . .     129,399           66,376
                                                ----------       ----------
EXPENSES:
  Hotel operating expenses:
     Room. . . . . . . . . . . . . . . . . . .      12,952            --
     Food and beverage . . . . . . . . . . . .      19,051            --
     Other direct. . . . . . . . . . . . . . .       5,304            --
     Other indirect. . . . . . . . . . . . . .      26,104            --
  Depreciation and other amortization. . . . .      23,110           21,676
  Real estate, personal property taxes
    and insurance. . . . . . . . . . . . . . .       7,562            6,615
  Ground rent. . . . . . . . . . . . . . . . .       3,220            2,611
  General and administrative . . . . . . . . .       4,555              717
  Interest . . . . . . . . . . . . . . . . . .      16,097           15,427
  Amortization of deferred financing costs . .       1,448              826
  Advisory fee . . . . . . . . . . . . . . . .       --               2,874
  Lease termination, advisory transaction
    and subsidiary purchase expenses . . . . .       1,929            --
  Other expenses . . . . . . . . . . . . . . .           3               15
                                                ----------       ----------
          Total expenses . . . . . . . . . . .     121,335           50,761
                                                ----------       ----------

Income before minority interest, writedown
  of property held for sale, extraordinary
  item and income tax benefit. . . . . . . . .       8,064           15,615
Minority interest in Operating Partnership . .        (146)          (1,217)
                                                ----------       ----------
Income before writedown of property held
  for sale, extraordinary item and
  income tax benefit . . . . . . . . . . . . .       7,918           14,398
Writedown of property held for sale. . . . . .      (1,872)          (1,266)
                                                ----------       ----------
Income before extraordinary item and
  income tax benefit . . . . . . . . . . . . .       6,046           13,132
Extraordinary loss . . . . . . . . . . . . . .        (973)           --
                                                ----------       ----------
Income before income tax benefit . . . . . . .       5,073           13,132
Income tax benefit . . . . . . . . . . . . . .         143            --
                                                ----------       ----------
Net income applicable to
  common shareholders. . . . . . . . . . . . .  $    5,216       $   13,132
                                                ==========       ==========

                           LASALLE HOTEL PROPERTIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                  For the nine months ended
                                                        September 30,
                                                 --------------------------
                                                   2001             2000
                                                ----------       ----------

EARNINGS PER COMMON SHARE - BASIC:
  Income before extraordinary item . . . . . .  $     0.33       $     0.78
  Extraordinary loss . . . . . . . . . . . . .       (0.05)           --
                                                ----------       ----------
  Net income . . . . . . . . . . . . . . . . .  $     0.28       $     0.78
                                                ==========       ==========

EARNINGS PER COMMON SHARE - DILUTED:
  Income before extraordinary item . . . . . .  $     0.33       $     0.77
  Extraordinary loss . . . . . . . . . . . . .       (0.05)           --
                                                ----------       ----------
  Net income . . . . . . . . . . . . . . . . .  $     0.28       $     0.77
                                                ==========       ==========

WEIGHTED AVERAGE NUMBER COMMON SHARES
 OUTSTANDING:
  Basic. . . . . . . . . . . . . . . . . . . .  18,314,367       16,903,187
  Diluted. . . . . . . . . . . . . . . . . . .  18,390,631       16,952,020



































             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           LASALLE HOTEL PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                 For the three months ended
                                                        September 30,
                                                 --------------------------
                                                   2001             2000
                                                ----------       ----------
REVENUES:
  Hotel operating revenue:
    Room revenue . . . . . . . . . . . . . . .  $   21,461       $    --
    Food and beverage revenue. . . . . . . . .       9,352            --
    Other operating department revenue . . . .       4,165            --
  Participating lease revenue:
    LHL. . . . . . . . . . . . . . . . . . . .       --              10,512
    Other lessees. . . . . . . . . . . . . . .      11,405           15,282
  Interest income:
    LHL. . . . . . . . . . . . . . . . . . . .       --                  57
    Other. . . . . . . . . . . . . . . . . . .         148              281
  Equity in income of LHL. . . . . . . . . . .       --                  45
  Equity in income of Joint Ventures . . . . .         410              413
  Other income . . . . . . . . . . . . . . . .          71            --
                                                ----------       ----------

          Total revenues . . . . . . . . . . .      47,012           26,590
                                                ----------       ----------

EXPENSES:
  Hotel operating expenses:
    Room . . . . . . . . . . . . . . . . . . .       4,659            --
    Food and beverage. . . . . . . . . . . . .       7,014            --
    Other direct . . . . . . . . . . . . . . .       2,133            --
    Other indirect . . . . . . . . . . . . . .       9,945            --
  Depreciation and other amortization. . . . .       8,007            7,442
  Real estate, personal property taxes
    and insurance. . . . . . . . . . . . . . .       2,621            2,281
  Ground rent. . . . . . . . . . . . . . . . .       1,246            1,103
  General and administrative . . . . . . . . .       1,747              183
  Interest . . . . . . . . . . . . . . . . . .       5,234            5,671
  Amortization of deferred financing costs . .         538              308
  Advisory fee . . . . . . . . . . . . . . . .       --               1,151
  Lease termination, advisory transaction
    and subsidiary purchase expenses . . . . .           6            --
  Other expenses . . . . . . . . . . . . . . .       --                   3
                                                ----------       ----------

          Total expenses . . . . . . . . . . .      43,150           18,142
                                                ----------       ----------

Income before minority interest, writedown
  of property held for sale and income
  tax benefit. . . . . . . . . . . . . . . . .       3,862            8,448
Minority interest in Operating Partnership . .        (107)            (716)
                                                ----------       ----------

                           LASALLE HOTEL PROPERTIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                 For the three months ended
                                                       September 30,
                                                 --------------------------
                                                   2001             2000
                                                ----------       ----------

Income before writedown of property
  held for sale and income tax benefit . . . .       3,755            7,732
Writedown of property held for sale. . . . . .         (29)           --
                                                ----------       ----------

Income before income tax benefit . . . . . . .       3,726            7,732
Income tax benefit . . . . . . . . . . . . . .         175            --
                                                ----------       ----------

Net income applicable to
  common shareholders. . . . . . . . . . . . .  $    3,901       $    7,732
                                                ==========       ==========


EARNINGS PER COMMON SHARE:
  Basic. . . . . . . . . . . . . . . . . . . .  $     0.21       $     0.46
  Diluted. . . . . . . . . . . . . . . . . . .  $     0.21       $     0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic. . . . . . . . . . . . . . . . . . . .  18,439,098       16,925,815
  Diluted. . . . . . . . . . . . . . . . . . .  18,503,506       17,007,337
































                The accompanying notes are an integral part of
                   these consolidated financial statements.

                           LASALLE HOTEL PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                  For the nine months ended
                                                         September 30,
                                                 --------------------------
                                                   2001             2000
                                                ----------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . .  $    5,216      $    13,132
  Adjustments to reconcile net income to
   net cash flow provided by (used in)
   operating activities:
    Depreciation and other amortization. . . .      23,110           21,676
    Amortization of deferred financing
      costs. . . . . . . . . . . . . . . . . .       1,448              826
    Bond premium amortization. . . . . . . . .        (314)            (942)
    Minority interest in Operating
      Partnership. . . . . . . . . . . . . .           146            1,217
    Options granted to Advisor . . . . . . . .       --                 372
    Writedown of property held for sale. . . .       1,872            1,266
    Loss on investment in LHL. . . . . . . . .           8            --
    Income tax benefit . . . . . . . . . . . .        (143)           --
    Deferred compensation. . . . . . . . . . .         150            --
    Equity in income of LHL. . . . . . . . . .       --                 (67)
    Equity in income of Joint Ventures . . . .        (549)            (821)
    Cost of early extinguishment of debt . . .         973            --
  Changes in assets and liabilities:
    Rent receivable from lessees . . . . . . .       3,893           (7,620)
    Prepaid expenses and other assets. . . . .       1,361           (1,397)
    Hotel receivables. . . . . . . . . . . . .      (3,581)           --
    Due to JLL . . . . . . . . . . . . . . . .        (966)             440
    Accounts payable and accrued expenses. . .      (4,024)              26
                                                ----------       ----------
          Net cash flow provided by
            operating activities . . . . . . .      28,600           28,108
                                                ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Improvements and additions to
    hotel properties . . . . . . . . . . . . .     (16,004)         (26,772)
  Acquisition of hotel properties. . . . . . .     (86,534)           --
  Acquisition of LHL . . . . . . . . . . . . .         (53)           --
  Investment in Joint Ventures . . . . . . . .       --              (4,784)
  Distributions from Joint Ventures. . . . . .         943              521
  Distributions from LHL . . . . . . . . . . .           5               31
  Purchase of office furniture
    and equipment. . . . . . . . . . . . . . .        (417)           --
  Repayment of notes receivable. . . . . . . .       4,265            --
  Funding of notes receivable. . . . . . . . .        (130)           --
  Funding of restricted cash reserves. . . . .      (4,315)         (11,304)
  Proceeds from restricted cash reserves . . .      13,371           13,389
  Proceeds from sale of investment
    in hotel properties. . . . . . . . . . . .      14,928            4,473
                                                ----------       ----------
          Net cash flow used in
            investing activities . . . . . . .     (73,941)         (24,446)
                                                ----------       ----------

                           LASALLE HOTEL PROPERTIES

                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                  For the nine months ended
                                                         September 30,
                                                 --------------------------
                                                   2001             2000
                                                ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facility . . . . . .     131,021           39,300
  Repayments under credit facility . . . . . .     (67,142)         (94,200)
  Proceeds from issuance of bonds. . . . . . .      42,500            --
  Proceeds from mortgage loans   . . . . . . .           --          74,500
  Repayments under bond issues . . . . . . . .     (40,000)           --
  Cost of early extinguishment of debt . . . .        (973)           --
  Mortgage loans repayments. . . . . . . . . .      (1,037)            (505)
  Payment of deferred financing costs. . . . .      (1,279)          (1,891)
  Proceeds from exercise of stock options. . .       3,725              141
  Distributions. . . . . . . . . . . . . . . .     (21,765)         (21,142)
                                                ----------       ----------

          Net cash flow provided by
            financing activities . . . . . . .      45,050           (3,797)
                                                ----------       ----------

Net change in cash and cash equivalents. . . .        (291)            (135)
Cash and cash equivalents,
    beginning of period. . . . . . . . . . . .       1,414            1,612
                                                ----------       ----------

Cash and cash equivalents,
  end of period. . . . . . . . . . . . . . . .  $    1,123       $    1,477
                                                ==========       ==========




























                The accompanying notes are an integral part of
                   these consolidated financial statements.

                           LASALLE HOTEL PROPERTIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


1.   ORGANIZATION

     LaSalle Hotel Properties (the "Company") was organized as a Maryland real estate investment trust under the laws of the state of Maryland on January 15, 1998. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986, as amended (the "Code"). The Company had no operations prior to April 29, 1998, at which time the Company completed its initial public offering (the "IPO").

     The Company's operations are conducted primarily through LaSalle Hotel Operating Partnership, L.P., (the "Operating Partnership") of which the Company is the sole general partner with an approximate 97.6% ownership interest as of September 30, 2001. Minority interest in the Company represents the approximate 2.4% aggregate interest in the Operating Partnership held by the limited partners thereof.

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

     As of September 30, 2001, the Company owned interests in 17 hotels with approximately 5,900 suites/rooms (collectively, the "Hotels") located in eleven states and the District of Columbia. The Company owns 100% equity interests in 15 hotels, a 95.1% equity interest in a partnership that owns one hotel and a 9.9% equity interest in the Chicago Hotel Venture (as defined in Note 5), which also owns one hotel. All of the Hotels are leased under participating leases ("Participating Leases") that provide for rent based on hotel revenues and are managed by independent hotel operators ("Hotel Operators"). Six of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and ten of the Hotels are leased to LaSalle Hotel Lessee, Inc. ("LHL") or its wholly owned subsidiaries (see Note 11). Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. As more fully described in
Note 5 below, the Hotel that is owned by the Chicago Hotel Venture is leased to Chicago 540 Lessee in which the Company also has a 9.9% equity interest.


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

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      On January 1, 2001, the Company adopted SFAS 133, as amended by
SFAS 137 and SFAS 138. Upon adoption of SFAS 133, the Company had no derivatives and thus there was no transition adjustment. Based upon the Company's application of SFAS 133, for the nine months ended September 30, 2001, the adoption had no material adverse effect on the Company's consolidated financial statements. On September 30, 2001, the fair market value of derivative instruments held was $(992).

     On October 10, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported on continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The company will adopt SFAS 144 on January 1, 2002. The adoption will not have any material affect on the Company.

     DERIVATIVE/FINANCIAL INSTRUMENTS

     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company utilizes derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction.
In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.

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

3.   EARNINGS PER SHARE

     The limited partners' outstanding units in the Operating Partnership ("Units") have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income. The computation of basic and diluted EPS is presented below:

                               For the                      For the
                          nine months ended            three months ended
                             September 30,                September 30,
                      ------------------------     ------------------------
                         2001          2000           2001          2000
                      ----------    ----------     ----------    ----------

NUMERATOR:
 Income before
  extraordinary
  item . . . . . .    $    6,189    $   13,132     $    3,901    $    7,732
 Extraordinary
  loss . . . . . .          (973)        --             --            --
                      ----------    ----------     ----------    ----------
    Net income . .    $    5,216    $   13,132     $    3,901    $    7,732
                      ==========    ==========     ==========    ==========

DENOMINATOR:
 Weighted average
  number of common
  shares - Basic .    18,314,367    16,903,187     18,439,098    16,925,815

Effect of Dilutive
 Securities:
  Common Stock
   Options . . . .        76,264        48,833         64,408        81,522
                      ----------    ----------     ----------    ----------

 Weighted average
  number of common
  shares
  - Diluted. . . .    18,390,631    16,952,020     18,503,506    17,007,337
                      ==========    ==========     ==========    ==========

BASIC EPS:
 Net income per
  weighted average
  common share . .    $     0.28    $     0.78     $     0.21    $     0.46
                      ==========    ==========     ==========    ==========

DILUTED EPS:
 Net income per
  weighted average
  common share . .    $     0.28    $     0.77     $    0. 21    $     0.45
                      ==========    ==========     ==========    ==========

4.   INCOME TAXES

     The components of the income tax benefit were as follows:

                                               For the nine months ended
                                                      September 30,
                                             ----------------------------
                                                2001              2000
                                             ----------        ----------

     Federal
       Current . . . . . . . . . . .         $      116        $    --

     State and local
       Current . . . . . . . . . . .                 27             --
                                             ----------        ----------

         Total income tax benefit. .         $      143        $    --
                                             ==========        ==========

     As of September 30, 2001 the Company had a deferred tax asset of $45 which is considered realizable given estimates of future income. The deferred tax asset results from the allowance for doubtful accounts. As of September 30, 2001, management has determined that no valuation allowance is required relative to the income tax benefit of $143.


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

     The Chicago Property is leased to Chicago 540 Lessee, Inc., ("Chicago 540 Lessee") in which the Company also owns a 9.9% equity interest. The institutional investor owns a 90.1% controlling interest in both the Chicago Hotel Venture and Chicago 540 Lessee. Marriott International operates and manages the Chicago Property.


6.   ACQUISITION OF HOTEL PROPERTIES

     On March 8, 2001, the Company acquired a 100% interest in four full-service hotels (the "D.C. Boutique Collection") in Washington, D.C. with a total of 502 guestrooms for a net purchase price of approximately $42.5 million. Each of the four hotels in the D.C. Boutique Collection was originally constructed as an apartment building and as a result, features large guestrooms or suites. The Company leases each of the hotels to wholly owned subsidiaries of LHL. Each of the four hotels will be fully renovated, improved and repositioned as a unique high-end, independent boutique hotel. The Company is undertaking the redevelopment program, currently projected to cost an aggregate of approximately $30.0 million, in conjunction with the Kimpton Hotel & Restaurant Group, L.L.C., which has also been retained to manage and operate each of the hotels in the D.C. Boutique Collection as independent, non-branded, boutique hotels.

     On June 1, 2001, the Company purchased all of the issued and outstanding stock of I&G Capitol, Inc., which owns the Holiday Inn on the Hill Hotel. The 343-guestroom upscale full-service hotel, located on Capitol Hill in Washington, D.C., was acquired for a net purchase price of approximately $44.0 million. LHO Washington Five Lessee, L.L.C., a wholly owned subsidiary of LHL, will lease the property and has retained Crestline Hotels & Resorts, Inc. ("Crestline") to manage the hotel. Crestline has been the manager of the property since 1997.


7.   DISPOSITION OF HOTEL PROPERTIES

     On August 15, 2001, the Company sold the Radisson Hotel Tampa for $15,500. The asset was classified as held for sale on December 6, 2000 at which time depreciation was suspended. Based on initial pricing expectations, the Company recognized a writedown of $11,030, reducing the net book value of the asset to $17,027 in 2000, which included $200 of estimated accrued closing costs. As of July 3, 2001, a purchase and sale agreement had been entered into with expected net sales proceeds of $15,084. As a result, the Company recognized an additional writedown of $1,843 in the second quarter of 2001, which included an additional $216 of estimated accrued costs. Actual net proceeds net of prorations and closing costs were approximately $14,928.


8.   LONG-TERM DEBT

     CREDIT FACILITY

     In 1998, the Company obtained a three-year commitment for a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. On November 13, 2000, the Company amended the 1998 Amended Credit Facility. Under the Second Amended and Restated Senior Unsecured Credit Agreement, as amended (the "1998 Second Amended Credit Facility"), the commitment was reduced by $35 million, bringing the total commitment under the facility to $200 million. On June 26, 2001, the Company amended the 1998 Second Amended Credit Facility. Under the Third Amended and Restated Senior Unsecured Credit Agreement, as amended (the "1998 Third Amended Credit Facility"), the commitment was increased by $10 million, bringing the total commitment under the facility to $210 million. The increase was based on anticipated usage over the life of the facility. Borrowings under the 1998 Third Amended Credit Facility bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin, or (ii) an "Adjusted Base Rate" plus an applicable margin. For the three and nine months ended September 30, 2001, the weighted average interest rate on borrowings under the 1998 Third Amended Credit Facility was 5.9% and 6.6%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2001. Additionally, the Company is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 0.25% of the unused potion of the 1998 Third Amended Credit Facility. The Company incurred an unused commitment fee of approximately $15 and $85 for the three and nine months ended September 30, 2001. The 1998 Third Amended Credit Facility matures on December 31, 2003 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. At September 30, 2001 and December 31, 2000, the Company had outstanding borrowings against the 1998 Third Amended Credit Facility of $177,100 and $113,500, respectively.

     On January 3, 2001, LHL obtained a three-year commitment for a $5,000 senior unsecured revolving credit facility (the "LHL Credit Facility") to be used for working capital and general corporate purposes. Borrowings under the LHL Credit Facility bear interest at floating rates equal to, at LHL's option, either (i) LIBOR plus an applicable margin, or (ii) an "Adjusted Base Rate" plus an applicable margin. LHL is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 0.25% of the unused portion of the LHL Credit Facility. For the three and nine months ended September 30, 2001, the weighted average interest rate on borrowings under the LHL Credit Facility was 5.7% and 6.2%, respectively. At September 30, 2001, the Company had outstanding borrowings against the LHL Credit Facility of $279.

     BONDS PAYABLE

     On March 1, 2001, the Company redeemed the $40.0 million aggregate principal amount of tax-exempt Massachusetts Port Authority special project revenue bonds ("Massport Bonds"), which bore interest at an annual rate of 10.0%. Proceeds for the redemption were derived from $37.1 million of tax exempt and $5.4 million of taxable bonds, each having a 17-year maturity, bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. A call premium of $792 and an interest expense of $435 associated with the escrows, which was later offset by a $254 reimbursement of interest expense, were incurred and are classified as an extraordinary item in the accompanying consolidated financial statements. Interest expense, net of premium amortization, for the three and nine months ended September 30, 2001 totaled $254 and $1,103, respectively. The weighted average interest rate for the three and nine months ended September 30, 2001 was 2.4% and 3.5%, respectively. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation, for which the Company pays a 2% annual credit enhancement fee. The letters of credit are collateralized by the Harborside Hyatt Conference Center and Hotel. The excess proceeds of approximately $1,900 and the $4,000 reserve fund from the original bonds were used to pay down borrowings under the 1998 Third Amended Credit Facility.

     MORTGAGE LOANS

     On July 29, 1999, the Company, through the newly formed LHO Financing Partnership I, L.P. (the "Financing Partnership"), entered into a $46,500 mortgage loan (the "1999 Mortgage Loan"). The 1999 Mortgage Loan is secured by the Radisson Convention Hotel located in Bloomington, Minnesota and Le Meridien Dallas. The loan matures on July 31, 2009 and does not allow for prepayment prior to January 31, 2009, without penalty. The loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the Financing Partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes on each of the Radisson Convention Hotel and Le Meridien Dallas. The 1999 Mortgage Loan also requires the Financing Partnership to maintain a certain debt service coverage ratio. Interest expense for the three and nine months ended September 2001 was $916 and $2,759, respectively. The 1999 Mortgage Loan had principal amounts outstanding of $45,195 and $45,690 at September 30, 2001 and December 31, 2000, respectively.

     On July 27, 2000, the Company, through three newly formed partnerships, LHO Hollywood LM, L.P., LHO New Orleans LM, L.P., and LHO Key West HI, L.P. (the "2000 Financing Partnerships"), entered into three ten-year mortgage loans totaling $74,500 (the "2000 Mortgage Loans"). The 2000 Mortgage Loans are secured by the Le Montrose All-Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida. The loans bear interest at a fixed rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The loan agreements require the 2000 Financing Partnerships to hold funds in escrow for the payment of 50% of the annual insurance premiums and real estate taxes paid on each of the Le Montrose All-Suite Hotel, Le Meridian New Orleans and Holiday Inn Beachside Resort and with respect to Le Meridien New Orleans, one month's ground rent. The 2000 Mortgage loans also require the 2000 Financing Partnerships to maintain certain debt service coverage ratios. Interest expense for the three and nine months end September 30, 2001 was $1,524 and $4,532, respectively. The 2000 Mortgage Loans had principal amounts outstanding of $73,732 and $74,274 at September 30, 2001 and December 31, 2000,
respectively.


9.   SHAREHOLDER'S EQUITY

     COMMON SHARES OF BENEFICIAL INTEREST

     On January 15, 2001, the Company paid its regular distribution for the quarter ended December 31, 2001 of $0.385 per share/unit on its Common Shares and Units.

     On February 1, 2001, an affiliate of the Advisor exercised 300,000 options. Proceeds from the options were used to reduce outstanding borrowings on the 1998 Third Amended Credit Facility.

     On May 15, 2001, the Company paid its regular distribution for the quarter ended March 31, 2001 of $0.385 per share/unit on its Common Share and Units.

     On August 15, 2001, the Company paid its regular distribution for the quarter ended June 30, 2001 of $0.39 per share/unit on its Common Shares and Units.

     OPERATING PARTNERSHIP UNITS

     On January 1, 2001, the Advisor and its affiliates converted 964,334 Units into a similar number of Common Shares. On May 18, 2001, 124,130 Units were converted to Common Shares. On May 21, 2001, 7,500 Units were converted to Common Shares. As of September 30, 2001, the Operating Partnership has 443,183 Units outstanding, representing a 2.4% partnership interest held by the limited partners.


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

     On April 24, 2001, the Company granted 57,444 restricted shares of common stock to the Company's executive officers. The restricted shares granted vest over three years. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. Compensation cost is recognized on a straight line basis over the vesting period. Compensation expense recognized for the restricted shares and classified as general and administrative expense was $86 and $150 for the three and nine months ended September 30, 2001, respectively.

     On May 16, 2001, the Company granted 30,000 non-qualified stock options at a strike price of $16.51 to the independent members of its Board of Trustees. The options granted vest over three years and expire on March 15, 2011.

     On May 16, 2001, the common shareholders approved an amendment to the 1998 SIP, increasing the number of Common Shares authorized for issuance under the SIP from 1,500,000 to 1,900,000. Accordingly, at September 30, 2001 and December 31, 2000, 1,900,000 and 1,500,000 shares, respectively, were authorized for issuance under the 1998 SIP.

     At September 30, 2001, 1,054,955 Common Shares were available for future grant under the 1998 SIP.


11.  LHL

     A significant portion of the Company's revenue is a result of hotel operating revenues from LHL. Included in other indirect hotel operating expenses are the following items related to LHL:

                                                 For the         For the
                                               nine months     three months
                                                  ended           ended
                                              September 30,    September 30,
                                                  2001            2001
                                              -------------    -------------

General and administrative . . . . . . . .         $  7,739        $  2,821
Sales and marketing. . . . . . . . . . . .            5,157           1,932
Repairs and maintenance. . . . . . . . . .            3,713           1,344
Utilities and insurance. . . . . . . . . .            3,194           1,277
Management and incentive fee . . . . . . .            5,183           2,146
Other expenses . . . . . . . . . . . . . .            1,118             425
                                                   --------        --------
  Total other indirect expenses. . . . . .         $ 26,104        $  9,945
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

      Marriott Seaview Resort
      LaGuardia Airport Marriott
      Omaha Marriott
      Harborside Hyatt Conference Center & Hotel
      Hotel Viking
      D.C. Boutique Collection (4 hotels)
      Holiday Inn on the Hill Hotel

     All of the remaining hotels in which the Company owns an interest, excluding the Chicago Hotel Venture, are, and are currently expected to continue to be, leased directly to affiliates of the current operators of those respective hotels.

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

     On February 26, 2001, the Company terminated the operating lease on the Hotel Viking with Bellevue Properties, Inc. and entered into a lease with LHL on essentially the same terms. Bellevue Properties, Inc. received $840 in payment relating to termination, tax settlement due under the Purchase and Sale Agreement and other items. Of this amount, $796 was expensed and classified as lease termination, advisory transaction and subsidiary purchase expenses in the accompanying consolidated financial statements. Noble House Hotel and Resorts replaced Bellevue Properties, Inc. as manager for the property.

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


12.  FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

     The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87 percent for $30,000 of the balance outstanding on its 1998 Third Amended Credit Facility, which currently fixes the interest rate at 6.87 percent including the Company's current spread, which varies with its leverage ratio. As of September 30, 2001, there was $992 in unrealized losses represented in Accumulated Other Comprehensive Income, a component of shareholders' equity.

     The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value at September 30, 2001 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

     AT SEPTEMBER 30, 2001:

                                       Interest
    Hedge Type       Notional Value      Rate      Maturity   Fair Value
    ----------       --------------    --------    --------   ----------

    Swap-Cash Flow     $30,000,000      4.868%     12/31/03     $(992)

     At September 30, 2001, the derivative instrument was reported at its fair value as Other Liabilities of $992.

     Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $441 of the amount held in accumulated other comprehensive income.

     The Company hedges its exposure to the variability in future cash flows for forecasted transactions. During the forecasted period, unrealized gains and losses in the hedging instrument will be reported in accumulated other comprehensive income. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.


13.  COMMITMENTS AND CONTINGENCIES

     The Company is obligated to make funds available to the Hotels for capital expenditures (the "Reserve Funds"), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. As of September 30, 2001, the total amount that the Company is obligated to fund under the Reserve Funds is approximately $12,938, of which $3,823 is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $8,500 have been issued for renovations at the Hotels.

     The nature of the operations of the Hotels exposes them to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect the ultimate resolution of these matters to have a material adverse effect on the financial position, operations or liquidity of the Hotels.


14.  COMPREHENSIVE INCOME

     The Company's comprehensive loss consists of unrealized losses on interest rate derivatives. Similar losses were not incurred in 2000. For the three and nine months ended September 30, 2001, the comprehensive income was $2,913 and $4,224, respectively. As of September 30, 2001, the Company's accumulated other comprehensive loss was $992.

15.  SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

                                                For the nine months ended
                                                       September 30,
                                               --------------------------
                                                  2001            2000
                                               ----------      ----------

Interest paid, net of
  capitalized interest . . . . . . . . . . .   $   18,323      $   17,014
                                               ==========      ==========

Interest capitalized . . . . . . . . . . . .   $      552      $      699
                                               ==========      ==========

Issuance of Units in conjunction
  with the investment in
  Chicago Hotel Venture. . . . . . . . . . .   $    --         $      300
                                               ==========      ==========

Issuance of Common Shares for
 Board of Directors compensation . . . . . .   $       46      $    --
                                               ==========      ==========

Exchange of Units for Common Shares
  Minority interest. . . . . . . . . . . . .   $  (14,399)     $    --
Common stock . . . . . . . . . . . . . . . .           11           --
Additional paid in capital . . . . . . . . .       14,388           --
                                               ----------      ----------
                                               $    --         $    --
                                               ==========      ==========

In conjunction with the hotel
 acquisitions, the Company assumed
 the following assets and liabilities:
  Purchase of real estate. . . . . . . . . .   $   87,743      $    --
  Liabilities, net of other assets . . . . .       (1,209)          --
                                               ----------      ----------
    Acquisition of hotel properties. . . . .   $   86,534      $    --
                                               ==========      ==========

In conjunction with the LHL acquisition,
 the Company assumed the following
 assets and liabilities:
    Accounts receivable, net . . . . . . . .   $    4,375      $    --
    Other assets purchased . . . . . . . . .        8,512           --
    Liabilities. . . . . . . . . . . . . . .      (12,834)          --
                                               ----------      ----------
        Total net assets . . . . . . . . . .   $       53      $    --
                                               ==========      ==========

In conjunction with the hotel disposition,
 the Company disposed of the following
 assets and liabilities:
    Sale of real estate. . . . . . . . . . .   $  (15,542)     $    --
    Other assets disposed. . . . . . . . . .           (5)          --
    Liabilities. . . . . . . . . . . . . . .          619           --
                                               ----------      ----------
      Disposition of Property. . . . . . . .   $  (14,928)     $    --
                                               ==========      ==========

16.  SUBSEQUENT EVENTS

     In connection with the Company's debt policy to incur debt only if upon such incurrence the Company's total funded indebtedness would not exceed 50% of aggregate asset value, the Board of Trustees, on October 24, 2001, granted the Company a waiver to the 50% policy through December 2003 allowing total funded indebtedness not to exceed 65%. The Board of Trustees can modify this waiver or otherwise change this policy at any time without shareholder approval.

     On October 29, 2001, the Company declared its distribution for the quarter ended September 30, 2001 of $0.01 per Common Share and Unit. The distribution is payable on November 23, 2001 to shareholders and unitholders of record at the close of business on November 9, 2001.

     On November 1, 2001, the Company granted 362,506 non-qualified stock options at a strike price of $8.55 to its employees. The options granted vest over four years. The options expire on November 1, 2011.

     On November 1, 2001, the Company granted 234,608 restricted shares of common stock to the Company's executive officers. The restricted shares granted vest over four years. The Company measures compensation cost for restricted shares based upon the fair market value for its common stock at the grant date. A portion is expensed in the year of the award and the portion relating to future service is amortized over the vesting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     For the quarter ended September 30, 2001, total revenues increased by approximately $20.4 million from $26.6 million to $47.0 million. Approximately $24.4 million of this increase is due to the impact of consolidating LHL's operations as a result of becoming a wholly owned subsidiary of the Company on January 1, 2001. Participating lease revenue from unaffiliated lessees decreased by approximately $3.9 million from $15.3 million to $11.4 million. This decrease is primarily due to decreased occupancy at Radisson Convention Hotel and at Le Meridien Dallas, which is the result of softened demand in Bloomington, Minnesota and in the Dallas market and the closing of the Dallas convention center for renovation. In addition, the decrease is due to the sale of Radisson Tampa, sold on August 15, 2001, and Holiday Inn Plaza Park, sold during the third quarter 2000. The September 11, 2001 terrorist attacks have dramatically curtailed both business and leisure travel and have exacerbated pressures on an already weakened economy. Management anticipates continued pressures on revenues over the next twelve months due to decreased occupancy, the effects of the September 11, 2001 attacks, the subsequent war on terrorism which will continue to have a significant impact on travel and lodging demand and the weakening of the U.S. economy.

     Hotel operating expenses were approximately $23.8 million for the three months ended September 30, 2001. This is due to the impact of consolidating LHL's operations as a result of becoming a wholly owned subsidiary of the Company on January 1, 2001. There was no consolidation of LHL's operations for 2000.

     Depreciation and other amortization expense increased by approximately $0.6 million from $7.4 million to $8.0 million due primarily to additional depreciation on capital improvements incurred and placed into service subsequent to September 30, 2000 and the acquisitions of the D.C. Boutique Collection on March 8, 2001 and the Holiday Inn on the Hill Hotel on
June 1, 2001. Partly offsetting the increase in depreciation expense is Radisson Hotel Tampa, sold on August 15, 2001, which was classified as held for sale on December 6, 2000 and accordingly was no longer being depreciated.

     Real estate and personal property taxes, insurance and ground rent increased by approximately $0.5 million from $3.4 million to $3.9 million. This increase is due primarily to the acquisition of the D.C. Boutique Collection and Holiday Inn on the Hill during the first and second quarter of 2001, respectively, and increased insurance premiums overall for the Hotels.

     General and administrative expense increased by approximately $1.5 million from $0.2 million to $1.7 million due primarily to incurring corporate expenses as a self-managed REIT effective January 1, 2001. The Advisor incurred general and administrative expenses in 2000.

     Interest expense decreased by approximately $0.5 million from $5.7 million to $5.2 million primarily due to a decrease in the weighted average interest rate to 5.9% for the quarter ended September 30, 2001 from 8.1% for the quarter ended September 30, 2000. Partly offsetting the decrease was an increase in weighted average debt outstanding from $273.3 million for the quarter ended September 30, 2000 to $349.8 million for the quarter ended September 30, 2001. The increase in debt outstanding is a result of the acquisition of the D.C. Boutique Collection and the Holiday Inn on the Hill Hotel in Washington, D.C., which were financed with borrowings under the 1998 Third Amended Credit Facility, as well as additional borrowings under the 1998 Third Amended Credit Facility to finance capital improvements during the remainder of 2000 and through the third quarter of 2001. The decrease in interest expense for the quarter ended September 30, 2001 was partly due to $0.4 million of capitalized interest, as a result of renovations at two of the hotels in the D.C. Boutique Collection during the third quarter of 2001.

     There were no Advisory fees for the third quarter of 2001 compared to $1.2 million for the third quarter of 2000. This is due to the Company becoming self-managed effective January 1, 2001 and terminating the advisory relationship with the Advisor.

     Minority interest decreased approximately $0.6 million from $0.7 million to $0.1 million due primarily to fewer Operating Partnership Units ("Units") outstanding as a result of approximately 1.1 million Units converting to Common Shares subsequent to September 30, 2000. This decrease was also a result of a decrease in income before minority interest of approximately $4.4 million from $8.4 million for the quarter ended September 30, 2000 to $4.0 million for the quarter ended September 30, 2001. The weighted average number of Units outstanding decreased from approximately 1.6 million Units for third quarter of 2000 to 0.4 million Units for the third quarter of 2001.

     As a result of the foregoing items, net income to common shareholders decreased approximately $3.8 million from $7.7 million for the third quarter of 2000 to $3.9 million for the third quarter of 2001.


     COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     For the nine months ended September 30, 2001, total revenues increased by approximately $63.0 million from $66.4 million to $129.4 million. Approximately $66.6 million of this increase is due to the impact of consolidating LHL's operations as a result of becoming a wholly owned subsidiary of the Company on January 1, 2001. Participating lease revenue from unaffiliated lessees decreased by approximately $3.4 million from $40.9 million to $37.5 million. This decrease was primarily due to reduced occupancy at Radisson Convention Hotel and Le Meridien Dallas as a result of softened demand in Bloomington, Minnesota and in the Dallas market and the closing of the Dallas convention center for renovation. In addition, Holiday Inn Beachside Resort in Key West experienced reduced occupancy as a result of softness in leisure demand. Also, contributing to the decrease was the sale of Radisson Tampa, sold on August 15, 2001, and Holiday Inn Plaza Park, sold during the third quarter of 2000. Partly offsetting this decrease were increased revenues at San Diego Paradise Point Resort, which continues to benefit from renovations that were substantially completed in 2000, and strong transient leisure demand in the San Diego market. The September 11, 2001 terrorist attacks have dramatically curtailed both business and leisure travel and have exacerbated pressures on an already weakened economy. Management anticipates continued pressures on revenues over the next twelve months due to decreased occupancy, the effects of the September 11, 2001 attacks, the subsequent war on terrorism, which will continue to have a significant impact on travel and lodging demand and the weakening of the U.S. economy.

     Hotel operating expenses were approximately $63.4 million for the nine months ended September 30, 2001. This is due to the impact of consolidating LHL's operations as a result of becoming a wholly owned subsidiary of the Company on January 1, 2001. There was no consolidation of LHL's operations for 2000.

     Depreciation and other amortization expense increased by approximately $1.4 million from $21.7 million to $23.1 million due primarily to additional depreciation on capital improvements incurred and placed into service subsequent to September 30, 2000 and the acquisition of the D.C. Boutique Collection in Washington D.C. on March 8, 2001 and the Holiday Inn on the Hill Hotel on June 1, 2001. Partly offsetting the increase is Radisson Tampa, sold on August 15, 2001, which was classified as held for sale on December 6, 2000 and accordingly was no longer being depreciated.

     Real estate and personal property taxes, insurance and ground rent increased by approximately $1.6 million from $9.2 million to $10.8 million.

This increase is due primarily to the acquisition of the D.C. Boutique Collection and Holiday Inn on the Hill Hotel during the first and second quarters of 2001, respectively. Also contributing to the increase were increased ground rent for Harborside Hyatt Conference Center & Hotel and the San Diego Paradise Point Resort and increased insurance premiums overall for the Hotels. The increase in ground rent is attributable to higher revenues at San Diego Paradise Point Resort, as the ground rent is a percentage of revenues. In addition, ground rent at Harborside Hyatt Conference Center & Hotel increased as a result of restructuring the ground lease agreement in March of 2001.

     General and administrative expense increased by approximately $3.9 million from $0.7 million to $4.6 million due primarily to incurring corporate expenses as a self-managed REIT effective January 1, 2001. The Advisor incurred general and administrative expenses in 2000.

     Interest expense increased by approximately $0.7 million from $15.4 million to $16.1 million primarily due to an increase in weighted average debt outstanding from $267.8 million for the nine months ended September 30, 2000 to $321.6 million for the nine months ended September 30, 2001. The increase in debt outstanding is a result of the acquisition of the D.C. Boutique Collection and the Holiday Inn on the Hill Hotel in Washington, D.C., which were financed with borrowings under the 1998 Third Amended Credit Facility, as well as additional borrowings under the 1998 Third Amended Credit Facility to finance capital improvements during the remainder of 2000 and through the third quarter of 2001. Partly offsetting the increase was a decrease in the weighted average interest rate to 6.6% for the nine months ended September 30, 2001 from 7.6% for the nine months ended September 30, 2000. The increase in interest expense for the nine months ended September 30, 2001 was partly offset by $0.6 million of capitalized interest, as a result of renovations at two of the hotels in the D.C. Boutique Collection during the second and third quarters of 2001. For the nine months ended September 30, 2000, interest expense was partly offset by $0.7 million of capitalized interest, which was primarily a result of the renovation and expansion of the Hotel Viking and the continuing renovations at San Diego Paradise Point Resort during the first nine months of 2000.

     There were no Advisory fees for the first nine months of 2001 compared to $2.9 million for the first nine months of 2000. This is due to the Company becoming self-managed effective January 1, 2001 and terminating the advisory relationship with the Advisor.

     Lease termination, advisory transaction and subsidiary purchase expenses of $1.9 million for the nine months ended September 30, 2001 includes LHL acquisition costs, one-time expenses associated with becoming a self-managed REIT, and the cost of terminating the Hotel Viking lease. Similar costs were not incurred in 2000.

     Minority interest decreased approximately $1.1 million from $1.2 million to $0.1 million due primarily to fewer Units outstanding as a result of approximately 1.1 million Units converting to Common Shares subsequent to September 30, 2000. This decrease was also a result of a decrease in income before minority interest of approximately $8.9 million from $14.3 million for the nine months ended September 30, 2000 to $5.4 million for the nine months ended September 30, 2001. The weighted average number of Units outstanding decreased from approximately 1.6 million Units for first nine months of 2000 to 0.5 million Units for the first nine months of 2001.

     Extraordinary loss of $1.0 million for the nine months ended
September 30, 2001 represents the costs related to the redemption of the Massport Bonds on March 1, 2001.

     As a result of the foregoing items, net income to common shareholders decreased approximately $7.9 million from $13.1 million for the first nine months of 2000 to $5.2 million for the first nine months of 2001.


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

     The following is a reconciliation between Net income and Comparable FFO (in thousands, except share data):

                                  For the                   For the
                             nine months ended         three months ended
                               September 30,              September 30,
                         -----------------------    -----------------------
                            2001         2000          2001         2000
                         ----------   ----------    ----------   ----------

COMPARABLE FUNDS
 FROM OPERATIONS
 (FFO):
Net income . . . . . .   $    5,216   $   13,132    $    3,901   $    7,732
Depreciation . . . . .       23,051       21,669         7,987        7,440
Equity in depre-
 ciation of
 Joint Venture . . . .          699          568           236          212
Writedown of
 property held
 for sale. . . . . . .        1,872        1,266            29        --
Amortization of
 deferred lease
 costs . . . . . . . .           31        --                6        --
Extraordinary
 item. . . . . . . . .          973        --            --           --
Minority interest. . .          146        1,217           107          716
                         ----------   ----------    ----------   ----------

   FFO . . . . . . . .       31,988       37,852        12,266       16,100

Advisory transi-
 tion expense. . . . .          600        --            --           --
Lease termination
 expense . . . . . . .          796        --                6        --
Subsidiary
 purchase cost . . . .          533        --            --           --
                         ----------   ----------    ----------   ----------

   Comparable FFO. . .   $   33,917   $   37,852    $   12,272   $   16,100
                         ==========   ==========    ==========   ==========

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES AND UNITS
 OUTSTANDING:
  Basic. . . . . . . .   18,823,689   18,477,628    18,882,281   18,501,716
  Diluted. . . . . . .   18,899,953   18,526,461    18,946,689   18,583,238

     The following is a reconciliation between net income (loss) and Comparable EBITDA (in thousands):

                                  For the                   For the
                             nine months ended         three months ended
                               September 30,              September 30,
                         -----------------------    -----------------------
                            2001         2000          2001         2000
                         ----------   ----------    ----------   ----------
COMPARABLE
 EBITDA:
Net income . . . . . .   $    5,216   $   13,132    $    3,901   $    7,732
Interest . . . . . . .       16,097       15,427         5,234        5,671
Depreciation and
 other amortization. .       23,110       21,676         8,007        7,442
Amortization of
 deferred financing
 costs . . . . . . . .        1,448          826           538          308
Equity in deprecia-
 tion/amortization
 of Joint Venture. . .          744          607           251          226
Equity in interest
 expense of Joint
 Venture . . . . . . .          668          751           195          288
Income tax provision .         (143)       --             (175)       --
Minority interest. . .          146        1,217           107          716
Writedown of property
 held for sale . . . .        1,872        1,266            29        --
                         ----------   ----------    ----------   ----------

    EBITDA . . . . . .       49,158       54,902        18,087       22,383

Advisory transition
  expense. . . . . . .          600        --            --           --
Lease termination
  expense. . . . . . .          796        --                6        --
Subsidiary purchase
 cost. . . . . . . . .          533        --            --           --
                         ----------   ----------    ----------   ----------
    Comparable
      EBITDA . . . . .   $   51,087   $   54,902    $   18,093   $   22,383
                         ==========   ==========    ==========   ==========


     THE HOTELS

     The following table sets forth historical comparative information with respect to occupancy, average daily rate ("ADR") and room revenue per available room ("RevPAR") for the total Hotel portfolio for the three and nine months ended September 30, 2001 and 2000.

                 For the nine months ended       For the three months ended
                        September 30,                   September 30,
                 ---------------------------    ----------------------------
                 2001      2000     Variance     2001      2000     Variance
                 ----      ----     --------     ----      ----     --------
TOTAL
PORTFOLIO
Occupancy        69.0%     75.4%      (8.5%)     68.0%     79.0%     (13.9%)
ADR            $151.28   $149.55       1.2%    $150.28   $155.48      (3.3%)
RevPAR         $104.38   $112.78      (7.4%)   $102.21   $122.81     (16.8%)

     For the quarter ended September 30, 2001, the Company experienced a RevPAR decrease of 16.8% for its portfolio compared to the quarter ended September 30, 2000. For the nine months ended September 30, 2001, the Company experienced a RevPAR decrease of 7.4% for its portfolio compared to the nine months ended September 30, 2000.

RECENT EVENTS

     On September 11, 2001, terrorist attacks on the World Trade Center Towers in New York City and the Pentagon in northern Virginia resulted in a tremendous loss of life and property. The attacks involved the hijacking and destruction of several aircrafts, which caused the collapse of the World Trade Center Towers and caused considerable damage to the Pentagon. These events were unprecedented in the United States in terms of the magnitude of the losses incurred and the number of entities affected. The aftermath of these events, together with a slowing economy, has adversely affected the Company's hotel operations. Prior to September 11, RevPAR had declined substantially during the third quarter due to continuing weak economic conditions. The events of September 11 had an unprecedented negative impact on travel, resulting in the Company's RevPAR declining approximately 48% for the period from September 11 through September 30. The Company has been actively working with the Hotel Operators to substantially reduce operating costs at the Hotels. These initiatives include reducing labor costs, streamlining staff levels, reducing hours of operations at hotel restaurants and consolidating operations by closing unused floors in the Hotels. In addition, non-essential capital expenditure projects have been reduced or suspended. With these initiatives in place together with a gradual return of the economy to pre-September 11 levels, there have been modest improvements in occupancy and room rate, although they remain below prior year levels.


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

     In 1998, the Company entered into a $235 million senior unsecured revolving credit facility (the "1998 Amended Credit Facility") to be used for acquisitions, capital improvements, working capital and general corporate purposes. On November 13, 2000, the Company amended the 1998 Amended Credit Facility. Under the Second Amended and Restated Senior Unsecured Credit Agreement (the "1998 Second Amended Credit Facility"), the total commitment was reduced by $35 million, from $235 million to $200 million. On June 26, 2001, the Company amended the 1998 Second Amended Credit Facility. Under the Third Amended and Restated Senior Unsecured Credit Agreement, as amended (the "1998 Third Amended Credit Facility"), the commitment was increased by $10 million, bringing the total commitment under the facility to $210 million. Borrowings under the 1998 Third Amended Credit Facility bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin, or (ii) an "Adjusted Base Rate" plus an applicable margin. For the three and nine months ended September 30, 2001, the weighted average interest rate was approximately 5.9% and 6.6%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2001. Additionally, the Company is required to pay an unused commitment fee that is variable, determined from a ratings or leverage based pricing matrix and is currently set at 0.25% of the unused portion of the 1998 Third Amended Credit Facility. The 1998 Third Amended Credit Facility matures on
December 31, 2003 and contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. At September 30, 2001, the Company had outstanding borrowings against the 1998 Third Amended Credit Facility of $177.1 million.

     In conjunction with the June 1998 acquisition of the Harborside Hyatt Conference Center & Hotel, the Company assumed $40 million of Massachusetts Port Authority special project revenue bonds ("Massport Bonds") previously issued under the loan and trust agreement with the Massachusetts Port Authority ("Massport"), as amended ("Massport Bond Agreement"). The Massport Bonds were to be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon were due in full. The Company had the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty that varied depending on the date of prepayment. On March 1, 2001, the Company redeemed the $40.0 million aggregate principal amount of tax-exempt Massport Bonds, which bore interest at an annual rate of 10.0%. Proceeds for the redemption were derived from $37.1 million of tax-exempt and $5.4 million of taxable bonds, each having a 17-year maturity, bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. A call premium of $792 and an interest expense of $435 associated with the escrows, which was later offset by a $254 reimbursement of interest expense, were incurred and are classified as an extraordinary item in the accompanying consolidated financial statements. Interest expense, net of the premium amortization for the three and nine months ended September 30, 2001 was $0.3 million and $1.1 million, respectively. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel. The excess proceeds of approximately $1,900 and the $4,000 reserve fund from the original bonds were used to pay down borrowings under the 1998 Third Amended Credit facility.

     On July 29, 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. The 1999 Mortgage Loan is collateralized by the Radisson Convention Hotel located in Bloomington, Minnesota and the Le Meridien Dallas. Interest expense for the three and nine months ended September 30, 2001 was $0.9 million and $2.8 million, respectively. The 1999 Mortgage Loan had an outstanding balance of $45.2 million at September 30, 2001.

     On July 27, 2000, the Company entered into three ten-year mortgage loans totaling $74.5 million (the "2000 Mortgage Loans"). The loans are subject to a fixed interest rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The 2000 Mortgage Loans are secured by the Le Montrose All-Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida. Interest expense for the three and nine months ended September 30, 2001 was $1.5 and $4.5 million, respectively. The 2000 Mortgage Loans had an outstanding balance of $73.7 million at September 30, 2001.

     On January 3, 2001, LHL obtained a three-year commitment for a $5 million senior unsecured revolving credit facility (the "LHL Credit Facility") to be used for working capital and general corporate purposes. Borrowings under the LHL Credit Facility bear interest at floating rates equal to, at LHL's option, either (i) LIBOR plus an applicable margin, or
(ii) an "Adjusted Base Rate" plus an applicable margin. The weighted average interest rate under the facility for the three and nine months ended September 30, 2001 was 5.7% and 6.2%, respectively. LHL is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 0.25% of the unused portion of the LHL Credit Facility. At September 30, 2001, the Company had outstanding borrowings under the LHL Credit Facility of $0.3 million.

     On September 30, 2001, the Company had approximately $1.1 million of cash and cash equivalents and had approximately $177.4 million outstanding under its 1998 Third Amended Credit Facility and LHL Credit Facility.

     Net cash provided by operating activities was approximately $28.6 million for the nine months ended September 30, 2001, primarily due to the collections of hotel operating revenues from LHL and Participating Lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance, ground rent and the fourth quarter 2000 base and incentive advisory fee.

     Net cash used in investing activities was approximately $73.9 million for the nine months ended September 30, 2001 due primarily to outflows for the acquisition of hotel properties and improvements and additions at the Hotels, offset by proceeds from the sale of investment in hotel properties, proceeds from restricted cash reserves and the payment of notes receivable.

     Net cash provided by financing activities was approximately $45.0 million for the nine months ended September 30, 2001, attributable to net borrowings under the 1998 Third Amended Credit Facility to finance the acquisition of hotel properties and renovations at the Hotels, proceeds from the issuance of bonds, offset by the payment of the fourth quarter 2000 and first and second quarters 2001 distribution to shareholders and unitholders.

     The Company is obligated to make funds available to the Hotels for capital expenditures (the Reserve Funds), as determined in accordance with the Participating Leases. The Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds are subject to increases ranging from 4.0% to 5.5% of the individual Hotel's total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $12.3 million at September 30, 2001, of which $3.8 million is available in restricted cash reserves for future capital expenditures. Purchase orders and letters of commitment totaling approximately $8.5 million have been issued for renovations at the Hotels.

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

     Prior to January 1, 2001, LHL was owned as follows: 9.0% by the Company, 45.5% by JLL and 45.5% by LPI Charities, a charitable organization organized under the laws of the state of Illinois. Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL held by JLL and LPI Charities for $500 in accordance with the Stock Purchase Agreement dated July 28, 2000. Effective January 1, 2001, LHL became a wholly owned subsidiary of the company as provided for under the taxable-REIT subsidiary provisions of the Code. The cost associated with the transaction was expensed during the first quarter of 2001 and is classified as an operating expense in the accompanying consolidated financial statements. LHL leases the following ten hotels owned by the Company:

      Marriott Seaview Resort
      LaGuardia Airport Marriott
      Omaha Marriott
      Harborside Hyatt Conference Center & Hotel
      Hotel Viking
      D.C. Boutique Collection (4 hotels)
      Holiday Inn on the Hill Hotel

     All of the Company's remaining owned hotels are, and are currently expected to continue to be, leased directly to affiliates of the current operators of those respective hotels.

INFLATION

     The Company's revenues come primarily from hotel operating revenue from LHL and the Participating Leases, thus the Company's revenues will vary based on changes in the underlying Hotels' revenues. Therefore, the Company relies entirely on the performance of the Hotels' and the Lessees' abilities to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the Lessees' and the Hotel Operators' abilities to raise rates faster than inflation or even at the same rate.

     The Company's expenses are subject to inflation. These expenses (real estate and personal property taxes, property and casualty insurance) are expected to grow with the general rate of inflation, except for instances in which the properties are subject to periodic real estate tax reassessments.


SEASONALITY

     The Hotels' operations historically have been seasonal. Eight of the Hotels maintain higher occupancy rates during the second and third quarters. The Marriott Seaview Resort generates a large portion of its revenue from golf related business and, as a result, revenues fluctuate according to the season and the weather. Le Montrose All-Suite Hotel and Le Meridien Dallas experience their highest occupancies in the first quarter, while Holiday Inn Beachside Resort and Le Meridien New Orleans experience their highest occupancies in the first and second quarters. This seasonality pattern can be expected to cause fluctuations in the Company's quarterly lease revenue under the Participating Leases.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001 the Company adopted SFAS 133, as amended by
SFAS 137 and SFAS 138. Upon adoption of SFAS 133, the Company had no derivatives and thus there was no transition adjustment. Based upon the Company's application of SFAS 133, for the nine months ended September 30, 2001, the adoption had no materially adverse effect on the Company's consolidated financial statements. On September 30, 2001, the fair market value of derivative instruments held was $(992).

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

     In 1998, the Company obtained the 1998 Third Amended Credit Facility, which provides for a maximum borrowing amount of up to $210 million. Borrowings under the 1998 Third Amended Credit Facility bear interest at variable market rates. At September 30, 2001, the Company's outstanding borrowings under the 1998 Third Amended Credit Facility were $177.1 million. The weighted average interest rate under the facility for the three and nine months ended September 30, 2001 was approximately 5.9% and 6.6%, respectively. A 0.25% change in interest rates would have changed interest expense by $0.3 million for the nine months ended September 30, 2001. This change is based upon the weighted average borrowings under the 1998 Third Amended Credit Facility for the nine months ended September 30, 2001, which were $158.7 million.

     On July 29, 1999, the Company entered into a $46.5 million mortgage loan (the "1999 Mortgage Loan"). The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule. At September 30, 2001, the 1999 Mortgage Loan had a balance of $45.2 million. At September 30, 2001, the carrying value of the 1999 Mortgage Loan approximated its fair value.

     On July 27, 2000, the Company entered into three ten-year mortgage loans totaling $74.5 million (the "2000 Mortgage Loans"). The loans are subject to a fixed interest rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. At September 30, 2001, the 2000 Mortgage Loans had a balance of $73.7 million. At September 30, 2001, the carrying value of the 2000 Mortgage Loans approximated its fair value.

     On January 3, 2001, LHL obtained a three-year commitment for a $5.0 million senior unsecured revolving credit facility (the "LHL Credit Facility") to be used for working capital and general corporate purposes. Borrowings under the LHL Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an "Adjusted Base Rate" plus an applicable margin, at the election of LHL. At September 30, 2001, the Company's outstanding borrowings under the LHL Credit Facility were $0.3 million. The weighted average interest rate under the facility for the three and nine months ended September 30, 2001 was approximately 5.7% and 6.2%, respectively. A 0.25% change would have an immaterial change in interest expense for the nine months ended September 30, 2001. This change is based upon the weighted average borrowings under the LHL Credit Facility for the nine months ended September 30, 2001, which were $1.9 million.

     At September 30, 2001, the Company also had outstanding bonds payable of $42.5 million. The bonds bear interest based on weekly floating rates and have no principal reductions for the life of the bonds. The weighted average rate for all bonds that were outstanding during nine months ended September 30, 2001 was 3.5%. A 0.25% change in the interest rates would have an immaterial change on interest expense by an amount less than $0.1 million for the nine months ended September 30, 2001. This change is based upon the weighted average borrowings under the bonds for the nine months ended September 30, 2001, which were $42.0 million.

     On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30.0 million of a balance outstanding on its 1998 Third Amended Credit Facility, which currently fixes the interest rate at 6.87% including the Company's spread, which varies with its leverage ratio.

PART II   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     Neither the Company nor the Operating Partnership is currently involved in any litigation of which the ultimate resolution, in the opinion of the Company, is expected to have a material adverse effect on the financial position, operations or liquidity of the Company and the Operating Partnership.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION.

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM
ACT OF 1995: Certain statements in this filing and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission, press releases, presentations and communications by the Company or its management and written and oral statements) constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, achievements, plans and objectives of the Company to be materially different from any future results, performance, achievements, plans and objectives expressed or implied by such forward-looking statements. Such factors are discussed under "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure about Market Risk" and elsewhere in the Company's annual report on Form 10-K for the year ended December 31, 2000, under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 2001, and June 30, 2001, under "Certain Relationships and Related Transactions" and elsewhere in the Company's March 31, 2001 proxy statement with respect to the annual meeting of shareholders held on May 16, 2001, under "Risk Factors" and elsewhere in the Company's Registration Statement (No. 333-77371), under "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in this Report, and in other reports filed by the Company with the Securities and Exchange Commission. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements to reflect any change in events or circumstances or in the Company's expectations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (A)   EXHIBITS.

            None.

      (B)   REPORTS OF FORM 8-K.

            The Company filed four reports on Form 8-K during the quarter ended September 30, 2001. Information regarding items reported is as follows:

            DATE                    ITEMS REPORTED ON
            ----                    -----------------

            July 19, 2001           Item 9 - Regulation FD Disclosure
                                    The Company announced a conference call
                                    to be held on July 26, 2001, to discuss
                                    the Company's results for the quarter
                                    ended June 30, 2001 and its outlook for
                                    the remainder of year 2001.

            July 26, 2001           Item 7 - Financial Statements and
                                    Exhibits
                                    Item 9 - Regulation FD Disclosure
                                    The Company issued a press release dated
                                    July 25, 2001 that reported earnings for the quarter ended June 30, 2001 and its outlook for the remainder of year 2001.

            September 4, 2001       Item 7 - Financial Statements, Pro Forma
                                    Financial Information and Exhibits
                                    The Company filed as an exhibit three
                                    material contracts.

            September 20, 2001      Item 9 - Regulation FD Disclosure
                                    The Company announced the rescinding of
                                    prior guidance for 2001 and 2002.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               LASALLE HOTEL PROPERTIES




Dated:  November 7, 2001       BY:   /s/ HANS S. WEGER
                                     ------------------------------
                                     Hans S. Weger
                                     Executive Vice President,
                                     Treasurer and Chief
                                     Financial Officer