Form 10-K
period 2001-12-31
LASALLE HOTEL PROPERTIES
filed 2002-03-25
CIK 1053532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to        .

Commission file number 1-14045

LASALLE HOTEL PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4800 Montgomery Lane, Suite M25, Bethesda, Maryland	20814
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code 301/941-1500

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest	New York Stock Exchange, Inc.
($0.01 par value)
10¼% Series A Cumulative Redeemable Preferred Shares	New York Stock Exchange, Inc.
($0.01 par value)

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
Yes [ X ]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

As of March 13, 2002, there were 18,680,432 shares of the Registrant’s Common Shares issued and outstanding. The aggregate market value of the Registrant’s Common Shares held by non-affiliates of the Registrant (17,969,387 shares) at March 13, 2002 was approximately $257.9 million. The aggregate market value was calculated by using the closing price of the stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders to be held on May 15, 2002 are incorporated by reference in Part III of this report.

LASALLE HOTEL PROPERTIES

1

The “Company” means LaSalle Hotel Properties, a Maryland real estate investment trust, and one or more of its subsidiaries (including LaSalle Hotel Operating Partnership, L.P. and LaSalle Hotel Lessee, Inc.) and the predecessor thereof or, as the context may require, LaSalle Hotel Properties only or LaSalle Hotel Operating Partnership, L.P. only.

PART I

Item 1.     Business

General

The Company was organized as a Maryland real estate investment trust on January 15, 1998 to buy, own and lease upscale and luxury full-service hotels located in convention, resort and major urban business markets. As of December 31, 2001, the Company owned interests in 17 hotels with approximately 5,900 rooms/suites (collectively the “Hotels”) located in eleven states and the District of Columbia. All of the Hotels are managed by independent hotel operators (“Hotel Operators”). The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership with an approximate 97.6% ownership at December 31, 2001. At December 31, 2001, continuing investors held, in the aggregate, 443,183 limited partnership units (“Units”), or a 2.4% limited partnership interest in the Operating Partnership. The outstanding Units are redeemable at the option of the holder for a like number of common shares of beneficial interest, par value $0.01 per share (“Common Shares”) of the Company, or, at the option of the Company, for the cash equivalent. All of the Hotels are leased under participating leases (“Participating Leases”) which provide for rental payments equal to the greater of base rent (“Base Rent”) or participating rent (“Participating Rent”) which is based on fixed percentages of gross hotel revenues.

The Company’s principal offices are located at 4800 Montgomery Lane, Suite M25, Bethesda, MD 20814.

Strategies and Objectives

The Company’s primary objectives are to provide a stable stream of income to its shareholders through increases in distributable cash flow and to increase long-term total returns to shareholders through appreciation in the value of its Common Shares. To achieve these objectives, the Company seeks to:

•	enhance the return from, and the value of, the Hotels and any additional hotels the Company may acquire or develop; and
•	invest in or acquire additional hotel properties on favorable terms.

The Company seeks to achieve revenue growth principally through:

•	renovations and/or expansions at selected Hotels;
•
acquisitions of full-service hotels located in convention, resort and major urban business markets in the U.S. and abroad, especially upscale and luxury full-service hotels in such markets where the Company perceives strong demand growth or significant barriers to entry; and

•	selective development of hotel properties, particularly upscale and luxury full-service hotels in high demand markets where development economics are favorable.

The Company intends to acquire additional hotels in targeted markets, consistent with the growth strategies outlined above and which may:

•	possess unique competitive advantages in the form of location, physical facilities or other attributes;
•	be available at significant discounts to replacement cost, including when such discounts result from reduced competition for hotels with long-term management and/or franchise agreements;
•	benefit from brand or franchise conversion, new management, renovations or redevelopment or other active and aggressive asset management strategies; or
•	have expansion opportunities.

The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies including: Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), Marriott International, Inc. (“Marriott”), Radisson Hotels International, Inc., Interstate Hotels Company, Crestline Hotels & Resorts, Inc., Outrigger Lodging Services (“OLS”), Noble House Hotels & Resorts, Hyatt Hotels Corporation and the Kimpton Hotel & Restaurant Group, L.L.C. The

Company believes that having multiple independent operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.

Hotel Acquisitions

The Company acquired ten upscale and luxury full-service hotels in connection with its initial public offering, one of which, the Holiday Inn Plaza Park, was sold in August, 2000 and a second of which, the Radisson Hotel Tampa, was sold in August of 2001. Neither hotel was considered consistent with the Company’s long-term portfolio strategy.

Subsequent to the Company’s initial public offering, the Company acquired the following hotels:

•	95.1% interest in the 457-room San Diego Paradise Point Resort for an aggregate purchase price of $73.0 million in June of 1998.
•	The 270-room Harborside Hyatt Conference Center & Hotel in Boston, Massachusetts for an aggregate purchase price of $73.5 million in June of 1998.
•	The 234-room Hotel Viking in Newport, Rhode Island for an aggregate purchase price of $28.0 million in June of 1999.
•
Through a joint venture with The Carlyle Group, an institutional investor, the 1,192-room Chicago Marriott Downtown. The Company has a 9.9% equity interest and is entitled to receive an annual preferred return and the opportunity to earn an incentive participation in net sale proceeds in the event the hotel is sold or refinanced.

•
Four full-service hotels in Washington, D.C. (the “D.C. Boutique Collection”) with a total of 502 guestrooms for an aggregate net purchase price of approximately $42.5 million in March of 2001. Two of the four hotels, the newly-named Topaz Hotel and the Hotel Rouge, have been fully renovated, improved and repositioned as unique high-end, independent boutique hotels. The Company currently expects to similarly renovate and reposition the two remaining hotels in the D.C. Boutique Collection in the fourth quarter of 2002. The estimated aggregate cost of renovating and repositioning the four hotels in the D.C. Boutique Collection is $30 million, of which $14.0 million was spent in 2001.

•	The 343-room Holiday Inn on the Hill, located on Capitol Hill in Washington, D.C., for a net purchase price of approximately $44.0 million in June of 2001.

Recent Developments

Effective January 1, 2002, after having cancelled its operating lease with an affiliate of Crestline Hotels & Resorts, Inc. on December 31, 2001, the Company entered into a lease with LaSalle Hotel Lessee, Inc. (“LHL”), its wholly owned taxable REIT subsidiary for the Holiday Inn Beachside Resort in Key West, with an affiliate of Crestline Hotels & Resorts, Inc. (“Crestline”) remaining as manager. Interstate Hotels Company will replace Crestline as manager of the property effective April 1, 2002.

On January 25, 2002, the Company terminated its third-party operating lease on the Radisson Convention Hotel with Radisson Bloomington Corporation and entered into a lease with LHL on essentially the same terms. There was no cost related to the lease termination. Radisson Hotels International, Inc. will continue to operate and manage the hotel.

The Company currently expects to engage Starwood to manage and operate Le Meridien New Orleans and Le Meridien Dallas. The Company anticipates that Starwood will operate these hotels under the Westin brand affiliation. In connection with the re-branding of these hotels, the Company anticipates spending approximately $6.0 million to enhance the guest experience at these hotels and may be obligated to pay a fee to the parent company of the current lessees of these hotels; however, the Company does not believe that the amount of any fees which it may be required to pay will have a material adverse effect on its financial condition, taken as a whole. Contemporaneously with the rebranding of the New Orleans and Dallas hotels, the Company expects to lease the New Orleans and Dallas hotels to LHL.

In March 2002, the Company completed an underwritten public offering of 3,991,900 10¼% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (Liquidation Preference $25 per share) (the “2002 Equity Offering”). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $96.4 million. A portion of the net proceeds was used to repay existing indebtedness under the Company’s senior unsecured credit facility and the remaining proceeds will be used to fund the redevelopment of the D.C. Boutique Collection.

Hotel Renovations

The Company believes that its regular program of capital improvements at the Hotels, including replacement and refurbishment of furniture, fixtures, and equipment (“FF&E”), helps maintain and enhance its competitiveness and maximizes revenue growth under the Participating Leases. During the year ended December 31, 2001, the Company spent approximately $22.7 million on renovations and additional capital improvements at the Hotels. As of December 31, 2001, two of the four hotels in the D.C. Boutique Collection, the Topaz Hotel which opened on October 10, 2001 and the Hotel Rouge which opened on December 14, 2001, were renovated, improved and repositioned as unique high-end, independent boutique hotels.

The Company plans to spend approximately $34.0 million on renovations and additional capital improvements at the Hotels during 2002 including the cost of completing the renovation and repositioning of the remaining two hotels in the D.C. Boutique Collection. The renovation and repositioning of the remaining two hotels in the D.C. Boutique Collection is scheduled to commence during the second quarter of 2002 and is expected to be completed by the fourth quarter of 2002. The two-year redevelopment program for the D.C. Boutique hotels is anticipated to cost an aggregate of approximately $30.0 million once all renovation work on the four hotels has been completed.

Under the Participating Leases, the Company established a reserve (the “Reserve Funds”) for capital improvements at the Hotels. The majority of Reserve Funds have not been recorded on the books and records of the Company as such amounts are capitalized as incurred. The amounts obligated under the Reserve Funds range from 4.0% to 5.5% of each individual Hotel’s total revenues. The total amount obligated by the Company under the Reserve Funds was approximately $14.2 million at December 31, 2001, of which $4.2 million was available in restricted cash reserves for future capital expenditures.

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

Effective January 1, 2001, the Company elected to operate its wholly owned subsidiary, LHL, as provided for under the REIT Modernization Act as a taxable-REIT subsidiary (“TRS”). Accordingly, LHL is required to pay income taxes at the applicable rates.

The Advisor

From its inception through December 31, 2000, an affiliate of Jones Lang LaSalle Incorporated (“JLL”) acted as the Company’s external advisor (the “Advisor”) and provided all management, acquisition, advisory and administration services pursuant to an Advisory Agreement and Employee Lease Agreement (collectively the “Advisory Agreement”). Effective January 1, 2001, the Company terminated the Advisory Agreement and became self-administered and self-managed. As of January 1, 2001, all of the management and staff of the Advisor became employees of the Company. The Company paid the Advisor $0.6 million for 2001 transition services including the waiver of termination notice period, and for providing support and advice through the first quarter of 2001. In addition, the Company purchased, at book value, the assets used to operate the Company.

Seasonality

The Hotels’ operations historically have been seasonal. Twelve of the Company’s hotels maintain higher occupancy rates during the second and third quarters. The Marriott Seaview Resort generates a large portion of its revenue from golf related business and, as a result, its revenues fluctuate according to the season and the weather. Le Montrose Suite Hotel and Le Meridien Dallas typically experience their highest occupancies in the first quarter, while Holiday Inn Beachside Resort and Le Meridien New Orleans typically experience their highest occupancies in the first and second quarters. This seasonality pattern can be expected to cause fluctuations in the Company’s quarterly revenue under the Participating Leases.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under, or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner’s ability to borrow using such property as collateral. Furthermore, a person who arranges for the disposal or treatment of a hazardous or toxic substance at a property owned by another, or who transports such substance to or from such property, may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. The costs of remediation or removal of such substances may be substantial, and the presence of such substances may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of the Hotels, the Company, the Operating Partnership, or the lessees, as the case may be, may be potentially liable for such costs.

Phase I environmental site assessments (“ESAs”) have been performed on all of the Hotels by a qualified independent environmental engineer. The purpose of the Phase I ESAs is to identify potential sources of contamination for which the Company may be responsible and to assess the status of environmental regulatory compliance. The Phase I ESAs include historical reviews of the hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screenings for the presence of asbestos-containing materials, polychlorinated biphenyls, underground storage tanks, and the preparation and issuance of written reports. The Phase I ESAs do not include invasive procedures, such as soil sampling or groundwater analysis.

The ESAs have not revealed any environmental liability or compliance concerns that the Company believes would have a material adverse effect on the Company’s business, assets, results of operations, or liquidity, nor is the Company aware of any material environmental liability or concerns. Nevertheless, it is possible that the Phase I ESAs did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which the Company is currently unaware. Moreover, no assurance can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Hotels will not be affected by the condition of the properties in the vicinity of the Hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Operating Partnership or the Company.

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

Employees

The Company had 21 employees as of March 15, 2002. Prior to January 1, 2001, the date the Company became self-managed, the Company had no employees, and the Advisor managed the day-to-day operations of the Company. All persons employed in the day-to-day operations of the Hotels are employees of the management companies engaged by the lessees to operate such Hotels.

Risk Factors

Additional Factors that May Affect Future Results

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial also may impair its business operations. If any of the following risks occur, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected.

The Company’s return on its Hotels depends upon the ability of the lessees and the Hotel Operators to operate and manage the Hotels

To maintain its status as a REIT, the Company is unable to operate any of its Hotels. As a result, the Company is unable to directly implement strategic business decisions with respect to the operation and marketing of its Hotels, such as decisions with respect to the setting of room rates, repositioning of a hotel, food and beverage prices and certain similar matters. Although it consults with the lessees and Hotel Operators with respect to strategic business plans, the lessees and Hotel Operators are under no obligation to implement any of the Company’s recommendations with respect to such matters.

The Company’s performance and its ability to make distributions on its capital shares are subject to risks associated with the hotel industry

Competition for Guests, Increases in Operating Costs, Dependence on Travel and Economic Conditions Could Affect the Company’s Cash Flow. The Hotels are subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels;
•	increases in operating costs due to inflation and other factors, which may not be offset in the future by increased room rates;
•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;
•	increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;
•	terrorism and actions taken against terrorists may cause additional decreases in business and leisure travel; and
•	adverse effects of general and local economic conditions.

These factors could adversely affect the ability of the lessees to generate revenues and to make rental payments to the Company.

Effects of Terrorist Attacks of September 11, 2001.    The terrorist attacks of September 11, 2001 have caused disruption in the lodging industry and other travel-related businesses. The Company’s business has been adversely affected by the attacks, and its Hotels continue to experience reduced occupancy levels due to the decline in travel. The Company is unable to determine whether this adverse impact is temporary or of a more lasting duration. Military actions against terrorists, new terrorist attacks (actual or threatened), and other political events may cause a lengthy period of uncertainty that could increase customer reluctance to travel and therefore adversely affect the Company’s cash flow.

Unexpected Capital Expenditures Could Adversely Affect the Company’s Cash Flow.    Hotels require ongoing renovations and other capital improvements, including periodic replacement or refurbishment of FF&E. Under the terms of its leases, the Company is obligated to pay the cost of certain capital expenditures at the Hotels and to pay for periodic replacement or refurbishment of FF&E. If capital expenditures exceed expectations, there can be no assurance that sufficient sources of financing will be available to fund such expenditures. In addition, the Company may acquire hotels in the future that require significant renovation. Renovation of hotels involves numerous risks, including the possibility of environmental problems, construction cost overruns and delays, impact on current demand, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other hotels.

Conditions of Franchise Agreements and Brand Licensing Agreements Could Adversely Affect the Company.    Two of the Company’s hotels are subject to franchise or brand licensing agreements. In addition, hotels in which the Company invests subsequently may be operated pursuant to franchise or brand agreements. The continuation of a franchise or brand agreement is generally subject to specified operating standards, as well as other terms and conditions. Licensors typically inspect licensed properties periodically to confirm adherence to operating standards. Action or inaction by the Company or by any of the lessees or the Hotel Operators could result in a breach of specified operating standards or other terms or conditions of the franchise or brand licenses which could result in the loss of a franchise or brand license. It is possible that a licensor could condition the continuation of a franchise or brand license on the completion of capital improvements which the Company’s management or Board of Trustees determines are too expensive or otherwise unwarranted in light of general economic conditions or the operating results or prospects of the affected hotel. In that event, management or the Board of Trustees may elect to allow the franchise or brand license to lapse. In any case, if a license is terminated, the Company and the lessee may seek to obtain a suitable replacement license or to operate the hotel independent of a franchise or brand license. The loss of a franchise or brand license could have a material adverse effect upon the operations or the underlying value of the hotel covered by the license because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the licensor, or due to any penalties payable upon early termination of a license.

The Company’s obligation to comply with financial covenants in its senior unsecured credit facility could restrict its range of operating activities

The Company has obtained a senior unsecured credit facility from a syndicate of banks, which provides for a maximum borrowing amount of up to $210.0 million and matures on December 31, 2003. There can be no assurance that the Company will be able to renew the credit facility upon maturity, or that if renewed, the terms will not be less favorable. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. Borrowings under the credit facility bear interest at floating rates equal to the London Inter-Bank Offer Rate (“LIBOR”) plus an applicable margin or at an “Adjusted Base Rate” as set forth in the Company’s credit agreement plus an applicable margin, at the Company’s election. The applicable margin is determined based upon total liabilities compared to earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted according to our credit agreement and ranges from 2.00% to 3.25% for LIBOR borrowings and from 0.500% to 1.750% for base rate borrowings. On February 11, 2002, the Company amended the senior unsecured credit facility amending certain debt covenant definitions and limiting total outstanding borrowings to $175.0 million through November 15, 2002. In addition, distributions were limited to $0.01 per Common Share for the first and second quarters of 2002, $0.20 for the third and fourth quarters of 2002 and $0.30 for the first and second quarters of 2003; however, the fourth quarter 2002 distribution may be adjusted in order to meet distribution requirements under the Code in order to maintain its REIT status. The Company intends to maintain its REIT status by meeting annual distribution requirements under the Code.

At December 31, 2001, the Company had outstanding LIBOR borrowings against the senior unsecured credit facility of $175.4 million. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2001. Subsequent to the 2002 Equity Offering the outstanding borrowings were reduced to $87.8 million. For the year ended December 31, 2001, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 6.1%. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 50 basis points. The Company incurred an unused commitment fee of approximately $0.1 and $0.2 million for the years ended December 31, 2001 and December 31, 2000, respectively.

The Company relies on borrowings under the credit facility to finance acquisitions, capital improvements, working capital and for general corporate purposes. The Company’s credit facility contains financial covenants that could restrict its ability to incur additional indebtedness or make distributions on the Common Shares. Some of these covenants become more restrictive over time. Availability under the credit facility may be reduced by hotel financing which the Company obtains outside the credit facility. Pursuant to the credit facility, the amount of outside financing is limited to specified levels. If the Company is unable to borrow under the credit facility, it could adversely affect the Company’s financial condition.

Though the credit facility contains financial covenants which limit the Company’s ability to incur indebtedness, the Company’s organizational documents contain no such limitation.

The Company’s performance is subject to real estate industry conditions and the terms of our leases

Because Real Estate Investments Are Illiquid the Company May Not Be Able to Sell Hotels When Appropriate.    Real estate investments generally cannot be sold quickly. The Company may not be able to vary its portfolio promptly in response to economic or other conditions. In addition, provisions of the Code limit a REIT’s ability to sell properties in some situations when it may be economically advantageous to do so.

Liability for Environmental Matters Could Adversely Affect the Company’s Financial Condition.    Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean-up hazardous or toxic substances or petroleum product releases at a property. An owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in the property. These laws often impose such liability without regard to whether the owner knew of or caused the presence of the contaminants. Clean-up costs and the owner’s liability generally are not limited under the enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of or the failure to properly remediate the substances may adversely affect the owner’s ability to sell or rent the property or to borrow using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the clean-up costs of the substances at a disposal or treatment facility, whether or not such facility is owned or operated by the person. Even if more than one person was responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire amount of clean-up costs incurred. In addition, third-parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials (“ACMs”). These laws impose liability for release of ACMs into the air and third-parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, development and redevelopment of real properties, the Company may be considered an owner or operator of properties containing ACMs. Having arranged for the disposal or treatment of contaminants the Company may be potentially liable for removal, remediation and other costs, including governmental fines and injuries to persons and property.

The Costs of Compliance with the Americans with Disabilities Act Could Adversely Affect the Company’s Cash Flow.    Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that the Company is not in compliance with the ADA could result in imposition of fines or an award of damages to private litigants.

Certain Leases and Management Agreements May Constrain the Company from Acting in the Best Interests of Shareholders or Require it to Make Certain Payments.    The Harborside Hyatt Conference Center & Hotel, the Le Meridien New Orleans and the San Diego Paradise Point Resort are each subject to a ground lease with a third-party lessor. In order for the Company to sell any of these hotels or to assign its leasehold interest in any of these ground leases, it must first obtain the consent of the relevant third-party lessor. Accordingly, if the Company determines that the sale of any of these hotels or the assignment of its leasehold interest in any of these ground leases is in the best interest of its shareholders, the Company may be prevented from completing such transaction if it is unable to obtain the required consent from the relevant lessor.

The balconies of the Le Meridien New Orleans are subject to an air space lease with the City of New Orleans. As a result, the Company may be prevented from selling, assigning, transferring or conveying its interest in the hotel without first obtaining the consent of the City of New Orleans.

In some instances, the Company may be required to obtain the consent of the Hotel Operator prior to selling the hotel. Typically, such consent is only required in connection with certain proposed sales, such as if the proposed purchaser is engaged in the operation of a competing hotel or does not meet certain minimum financial requirements. Hotels where manager approval of certain sales may be required include: Chicago Marriott Downtown and Harborside Hyatt Conference Center & Hotel.

Le Meridien Dallas is a unit of a commercial condominium complex and is subject to a right of first refusal in favor of the owner of the remaining condominium units. In addition, the Company is subject to certain rights of first refusal or similar rights with respect to the following hotels: Hotel Viking, LaGuardia Airport Marriott, Marriott Seaview Resort and Radisson Convention Hotel. Similarly, the Hotel Operator of the D.C. Boutique Collection hotels has a right of first offer and a right of first refusal if any of the hotels are sold other than through a public bidding process.

If the Company determines to terminate a lease with a third-party lessee (other than in connection with a default by such lessee), it may be required to pay a termination fee calculated based upon the value of the lease.

Risks associated with debt financing

The Company is subject to the risks associated with debt financing, including the risk that cash provided by operating activities will be insufficient to meet required payments of principal and interest, the risk of rising interest rates on its floating rate debt, the risk that it will not be able to prepay or refinance existing indebtedness on certain hotels (which generally will not have been fully amortized at maturity) or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness. In the event it is unable to secure refinancing of such indebtedness on acceptable terms, it might be forced to dispose of properties on disadvantageous terms.

In addition, Holiday Inn Beachside Resort, Le Meridien Dallas, Le Meridien New Orleans, Le Montrose Suite Hotel and Radisson Convention Hotel are mortgaged to secure payment of indebtedness aggregating approximately $118.6 million as of December 31, 2001. The Harborside Hyatt Conference Center & Hotel is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of approximately $42.5 million. If the Company is unable to meet mortgage payments, the mortgage securing the property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company. From time to time, the Company may mortgage additional hotels to secure payment of additional indebtedness.

Increases in interest rates may increase our interest expense

As of December 31, 2001, approximately $199.8 million of aggregate indebtedness (57.4% of the total) was subject to variable interest rates. The aggregate indebtedness balance includes the Company’s $11.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel. An increase in interest rates could increase the Company’s interest expense and reduce its cash flow and its ability to service its indebtedness.

On April 6, 2001, the Company entered into a two–year, nine–month fixed interest rate swap at 4.87% for $30.0 million of the balance outstanding on its senior unsecured credit facility, which currently fixes the interest rate at 7.62% including the Company’s current spread, which varies with its leverage ratio.

Failure to qualify as a REIT would be costly

The Company has operated (and intends to so operate in the future) so as to qualify as a REIT under the Code beginning with its taxable year ended December 31, 1998. Although management believes that the Company is organized and operated in a manner to so qualify, no assurance can be given that the Company will qualify or remain qualified as a REIT.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, the Company also will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would cause the Company to incur additional tax liabilities and would significantly impair the Company’s ability to service indebtedness, and reduce the amount of cash available to make new investments or to make distributions on its Common Shares and preferred shares.

Property ownership through partnerships and joint ventures could limit the Company’s control of those investments

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that its co-investors might become bankrupt, that its co-investors might at any time have different interests or goals than the Company does, and that its co-investors may take action contrary to its instructions, requests, policies or objectives, including its policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include an impasse on decisions, such as a sale, because neither the Company’s co-investors nor the Company would have full control over the partnership or joint venture. There is no limitation under the Company’s organizational documents as to the amount of funds that may be invested in partnerships or joint ventures.

Tax consequences upon a sale or refinancing of properties may result in conflicts of interest

Holders of Units in the Operating Partnership or co-investors in properties not owned entirely by the Company may suffer different and more adverse tax consequences than the Company upon the sale or refinancing of properties. The Company may have different objectives from these co-investors and unitholders regarding the appropriate pricing and timing of any sale or refinancing of these properties. While the Company, as the sole general partner of the Operating Partnership, has the exclusive authority as to whether and on what terms to sell or refinance each property owned solely by the Operating Partnership, some of its trustees who have interests in Units may seek to influence the Company not to sell or refinance the properties, even though such a sale might otherwise be financially advantageous to it, or may seek to influence the Company to refinance a property with a higher level of debt.

The Company may not have enough insurance

The Company carries comprehensive liability, fire, flood, earthquake, extended coverage and business interruption policies that insure it against losses with policy specifications and insurance limits that the Company believes are reasonable. There are certain types of losses that management may decide not to insure against since the cost of insuring is not economical. The Company may suffer losses that exceed its insurance coverage. Further, market conditions, changes in building codes and ordinances or other factors such as environmental laws may make it too expensive to repair or replace a property that has been damaged or destroyed, even if covered by insurance.

As a result of the terrorist attacks of September 11, 2001, insurance companies are limiting coverage for losses arising out of acts of terrorism in their renewed “all-risk” policies. The Company believes it is covered for terrorist act losses in its current policy, which expires on March 31, 2002. When the Company renews its policy on April 1, 2002, it is expected that this coverage will no longer automatically be included in the “all-risk” basic policy. The Company may, in the future, be compelled to pay additional undeterminable costs to remain in compliance with existing debt agreements and to insure the Company’s investment properties from losses from this type of act.

Item 2.    Properties

Hotel Properties

At December 31, 2001, the Company owned interests in the following 17 hotel properties:

Property		Number of Rooms/ Suites	Location
1.	Radisson Convention Hotel	565	Bloomington, MN
2.	Le Meridien New Orleans	494	New Orleans, LA
3.	Le Meridien Dallas	407	Dallas, TX
4.	Marriott Seaview Resort	297	Galloway, NJ (Atlantic City)
5.	Holiday Inn Beachside Resort	222	Key West, FL
6.	Omaha Marriott Hotel	299	Omaha, NE
7.	Le Montrose Suite Hotel	132	West Hollywood, CA
8.	San Diego Paradise Point Resort	457	San Diego, CA
9.	Harborside Hyatt Conference Center & Hotel	270	Boston, MA
10.	LaGuardia Airport Marriott	438	New York, NY
11.	Hotel Viking	234	Newport, RI
12.	Chicago Marriott Downtown	1,192	Chicago, IL
13.	Topaz Hotel	99	Washington, D.C.
14.	Hotel Rouge	137	Washington, D.C.
15.	Clarion Hampshire House Hotel	82	Washington, D.C.
16.	Howard Johnson Plaza Hotel & Suites	184	Washington, D.C.
17.	Holiday Inn on the Hill	343	Washington, D.C.

	Total Number of Rooms/Suites	5,852

Radisson Convention Hotel.    Radisson Convention Hotel is an upscale full-service convention hotel located at the intersection of Interstate 494 and Highway 100, approximately 15 minutes from the Minneapolis/St. Paul International Airport, and five miles from the Mall of America. On January 25, 2002, the Company terminated the operating lease with affiliates of the Radisson Group, Inc. and entered into a lease with LHL. Affiliates of the Radisson Group, Inc. continue to operate the hotel.

Le Meridien New Orleans.    Le Meridien New Orleans is a luxury full-service convention oriented hotel located in downtown New Orleans, a major convention city. The hotel is centrally located across the street from the French Quarter and near the central business district, the Ernest N. Morial Convention Center and the New Orleans Superdome. The hotel has received the AAA Four Diamond award for 16 consecutive years. The hotel is subject to a 99-year ground lease with the city of New Orleans, which expires in May 2081. The hotel is currently leased to and operated by affiliates of Le Meridien Hotels & Resorts (“Meridien”).

Le Meridien Dallas.    Le Meridien Dallas is an upscale full-service convention oriented hotel located in downtown Dallas, approximately 25 minutes from the Dallas/Fort Worth International Airport, in the heart of the city’s arts and financial districts. The hotel is conveniently located near the City Convention Center, four stops away on the Dallas light rail system, with a DART station adjacent to the hotel. The hotel is currently leased to and operated by Meridien.

The Company currently expects to engage Starwood to manage and operate the New Orleans and Dallas hotels. The Company anticipates that Starwood will operate these hotels under the Westin brand affiliation. In connection with the re-

branding of these hotels, the Company anticipates spending approximately $6.0 million to enhance the guest experience at these hotels and may be obligated to pay a fee to the parent company of Meridien; however, the Company does not believe that the amount of any fees which it may be required to pay will have a material adverse effect on its financial condition, taken as a whole. Contemporaneously with the rebranding of the New Orleans and Dallas hotels, the Company expects to lease the New Orleans and Dallas hotels to LHL.

Marriott Seaview Resort.    Marriott Seaview Resort is a luxury golf resort and conference center located on Reeds Bay, approximately nine miles north of Atlantic City, New Jersey. The hotel is leased to LHL and operated by Marriott pursuant to a long-term incentive-based operating agreement. The resort received the AAA Four Diamond award for 2001 and 2002.

Holiday Inn Beachside Resort.    Holiday Inn Beachside Resort is a full-service resort comprised of several one, two and three-story buildings, located on approximately 7.8 acres, on the beach facing the Gulf of Mexico. The resort is located on the island of Key West, considered to have the most consistent weather in Florida, and benefits from the island’s reputation as a popular tourist destination. On December 31, 2001, the Company terminated the operating lease with Beachside Hospitality, Inc., an affiliate of Crestline, and on January 1, 2002 entered into a lease with LHL on essentially the same terms. Interstate Hotels Company will replace Crestline as manager of the property effective April 1, 2002.

Omaha Marriott Hotel.    Omaha Marriott Hotel is an upscale full-service major business hotel located in the western suburbs of Omaha at one of the city’s busiest intersections (I-680 and West Dodge Road). The hotel is located in the Regency Office Park, a mixed-use development containing over 865,000 square feet of office and retail space, and directly across West Dodge Road from Westroads Shopping Center, one of the largest shopping malls in Omaha. The hotel is leased to LHL and operated by Marriott pursuant to a long-term incentive-based operating agreement.

Le Montrose Suite Hotel.    Le Montrose Suite Hotel is a five-story, luxury full-service hotel located in West Hollywood, California, two blocks east of Beverly Hills and one block south of the “Sunset Strip.” The hotel is within walking distance of many of the area’s finest restaurants, retail shops and night clubs. The hotel attracts short and long-term guests and small groups primarily from the recording, film and design industries. The hotel is leased to and operated by Outrigger Lodging Services, Inc. (“OLS”).

San Diego Paradise Point Resort.    San Diego Paradise Point Resort is a luxury resort that lies on 44 acres and has nearly one mile of beachfront. The hotel is located in the heart of Mission Bay on Vacation Island, a 4,600-acre aquatic park in southwest San Diego County. The resort is 15 minutes away from the San Diego International Airport and convenient to many major San Diego tourist attractions including Sea World, Old Town, downtown San Diego, the San Diego Convention Center, Qualcomm Stadium and the San Diego Zoo. The hotel is subject to a 50-year ground lease, which expires in June 2049. The hotel is leased to and operated by WestGroup San Diego Associates, Ltd., an affiliate of Noble House Hotels & Resorts.

Harborside Hyatt Conference Center & Hotel.    Harborside Hyatt Conference Center & Hotel is a full-service luxury conference and airport hotel located adjacent to Boston’s Logan International Airport along the Boston waterfront. The property features 19,000 square feet of meeting space and is directly across the Boston Harbor from Boston’s central business district. The hotel is located next to the Ted Williams tunnel, providing convenient access to downtown Boston. The property is subject to a long-term ground lease from the Massachusetts Port Authority (“Massport”), Logan International Airport’s owner and operating authority. The hotel is leased to LHL and operated by Hyatt Corporation (“Hyatt”).

LaGuardia Airport Marriott.    LaGuardia Airport Marriott is an upscale full-service urban/major business hotel located directly across from New York’s LaGuardia Airport. The hotel is five minutes from Shea Stadium and the USTA National Tennis Center and 20 minutes from Manhattan. The hotel is leased to LHL and operated by Marriott pursuant to a long-term incentive-based operating agreement.

Hotel Viking.    Hotel Viking is a full-service upscale resort located on Bellevue Avenue in Newport, Rhode Island, a resort area that is rapidly becoming a year-round hotel market. The hotel offers 29,000 square feet of meeting space, a restaurant, a lounge and a rooftop bar. The property also includes the Trinity Parish House and the fully restored Kay Chapel, both adjacent to the hotel. The hotel was leased and operated by Viking Hotel Corporation, an affiliate of Bellevue Properties Inc. On February 26, 2001, the Company terminated the operating lease with Bellevue Properties, Inc. and entered into a lease with LHL on essentially the same terms. Noble House Hotel and Resorts replaced Bellevue Properties, Inc. as operator of the property.

Chicago Marriott Downtown.    Chicago Marriott Downtown is a full-service, upscale convention hotel located at the intersection of North Michigan Avenue and Ohio Street on downtown Chicago’s world-famous “Magnificent Mile.” The property has over 60,000 square feet of meeting space, five food and beverage outlets, a health club and sports center, a business center and a gift shop. The Chicago Marriott Downtown has superb visibility and allows guests convenient access to a variety of attractions. A world-renowned shopping destination, the “Magnificent Mile” is home to such retailers as Neiman Marcus, Saks Fifth Avenue, Marshall Fields, and Niketown. The Company, through the Operating Partnership, owns a 9.9% equity interest in the Chicago Marriott Downtown. The hotel is leased to Chicago 540 Lessee, Inc. in which the Company also owns a 9.9% equity interest. The hotel is operated and managed by Marriott pursuant to a long-term incentive-based operating agreement.

D.C. Boutique Collection.    On March 8, 2001, LaSalle Hotel Properties acquired four full-service hotels located in Washington, D.C. with a total of 502 guestrooms. Each of the four hotels was originally constructed as an apartment building and as a result, features large guestrooms or suites. The Company leases each of the hotels to wholly owned subsidiaries of LHL. The Company anticipates investing an aggregate of approximately $30.0 million to renovate and reposition the hotels as full-service, upscale, unique, independent boutique hotels. The renovation and repositioning of two of the properties has been completed at an approximate cost of $14.0 million. The remaining two hotels are expected to be completely renovated by the fourth quarter of 2002 at an approximate cost of $16.0 million. The San Francisco, California-based Kimpton Hotel & Restaurant Group, L.L.C., operates all four of these hotels.

Topaz Hotel.    Topaz Hotel was the first of the D.C. Boutique Collection to be completely renovated and repositioned. Formerly the Canterbury Hotel, it reopened on October 10, 2001 with an exotic “East-meets-West” theme. The Hotel is conveniently located on Embassy Row in downtown Washington, D.C. It is within walking distance of the Central Business District, minutes from the monuments and museums, and less than two blocks from Dupont Circle and the Metro. The hotel features a Bar/Restaurant.

Hotel Rouge.    Hotel Rouge was the second of the D.C. Boutique Collection to open after its renovation and repositioning. Formerly the Quality Hotel & Suites Downtown, it reopened on December 14, 2001 with an “indulgent pleasure” theme. Located on Scott Circle in Washington, D.C., the hotel is five blocks from the White House and just minutes from the business district. The hotel also features a Bar/Restaurant.

Clarion Hampshire House Hotel.    Clarion Hampshire House Hotel will be the third of the D.C. Boutique Collection to be renovated and repositioned. It is scheduled to close in the second quarter of 2002 and reopen in the fourth quarter of 2002. The Hotel is located on the Eastern edge of the Georgetown section of Washington, D.C., and near many of the areas attractions.

Howard Johnson Plaza Hotel & Suites.    Howard Johnson Plaza Hotel & Suites will be the fourth of the D.C. Boutique Collection to be renovated and repositioned. It is scheduled to close in the second quarter of 2002 and reopen in the fourth quarter of 2002. The Hotel is located just a few blocks from the new D.C. Convention Center which is currently under construction and is expected to open in the Spring of 2003. The hotel is located in close proximity to most of the major downtown tourist attractions.

Holiday Inn on the Hill.    Holiday Inn on the Hill is a full-service hotel strategically located on Capitol Hill in Washington, D.C. The property is the closest hotel to the United States Capitol. The Hotel offers a first class amenity package, including 10,000 square feet of newly renovated meeting space, a full-service restaurant and bar and a rooftop swimming pool. The Hotel is minutes away from the site of the new 2.3 million square-foot D.C. Convention Center, which is expected to open in the Spring of 2003. The Hotel is leased by a wholly owned subsidiary of LHL, and Crestline has been the operator of the property since 1997.

The Participating Leases

In order for the Company to qualify as a REIT, neither the Company nor the Operating Partnership may operate hotels or related properties. The Operating Partnership leases the Hotels to lessees (“Lessees”) for terms of between six and 11 years (from commencement) pursuant to separate Participating Leases that provide for rent equal to the greater of Base Rent or Participating Rent and which set forth the Lessee’s required capitalization and certain other matters. Twelve of the participating leases are with LHL. Unless otherwise noted, each Participating Lease contains the provisions described below.

Participating Lease Terms.    The Participating Leases have an average term of approximately 10 years from the effective date, with expiration dates staggered between the years 2007 and 2011, subject to earlier termination upon the occurrence of certain contingencies described in the Participating Leases (including, particularly, the provisions summarized below under the captions “Damage to Hotels,” “Condemnation of Hotels,” “Termination of Participating Leases”). The variation of the lease terms is intended to provide the Company with protection from the risk inherent in simultaneous lease expirations and to align the expiration of certain Participating Leases with the expiration of the applicable franchise license.

Base Rent; Participating Rent; Additional Charges.    Each Participating Lease requires the applicable lessee to pay (x) the greater of (i) Base Rent in a fixed amount or (ii) Participating Rent based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at the applicable hotel, and (y) certain other amounts, including utility charges, certain impositions and insurance premiums, and interest accrued on any late payments or charges (“Additional Charges”). Each lease year, the Base Rent and Participating Rent thresholds are increased to reflect any increase in the applicable Consumer Price Index published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers (“CPI”) except for San Diego Paradise Point Resort which has set rent increases defined in the lease. Lessees are required to pay Base Rent monthly in arrears by the first day of each calendar month, and pay Participating Rent quarterly in arrears by the twentieth day of each fiscal quarter, except for the hotels operated by Marriott, whose rents are due in accordance with the terms of their respective leases. Participating Rent is calculated based on the year-to-date departmental receipts as of the end of the preceding fiscal quarter, plus the prorated amount of each of the applicable departmental thresholds for the fiscal quarter, or portion thereof, minus the cumulative Participating Rent previously paid for such fiscal year and the cumulative Base Rent paid for such fiscal year as of the end of the preceding fiscal quarter.

Other than real estate taxes, casualty insurance including business interruption insurance, ground lease payments, capital impositions and capital replacements and refurbishments (determined in accordance with generally accepted accounting principles) (“GAAP”) which are obligations of the Company, the Participating Leases require the Lessees to pay rent, condominium dues, certain insurance, all costs and expenses, and all utility and other charges incurred in the operation of the Hotels. The Participating Leases also provide for rent reductions and abatements in the event of damage or destruction or a partial taking of any hotel as described under “Damage to Hotels” and “Condemnation of Hotels.”

The Company has sold certain FF&E to the lessees of Radisson Convention Hotel and Le Meridien Dallas at its book value in exchange for promissory notes receivable (“FF&E Notes”) of approximately $1.0 million and $0.6 million, respectively. The FF&E Notes were adjusted to net realizable value in 2001 resulting in a writedown of $1.2 million based on the Company’s valuation estimate of FF&E which secures the loans. As of December 31, 2001, the balances on the FF&E Notes for the lessees of Radisson Convention Hotel and Le Meridien Dallas were $0.3 million and $0.1 million, respectively. The FF&E Notes bear interest at 6.0% and 5.6% per annum, respectively, and are payable in monthly installments of interest only. These FF&E Notes have an initial term of five years unless extended at the Company’s option. Additionally, the Company provided working capital to each of the Lessees in the aggregate amount of $6.0 million in exchange for notes receivable (“Working Capital Notes”). During 2001, $4.3 million of the Working Capital Notes were paid down resulting in an outstanding balance of $1.7 million at December 31, 2001. The Working Capital Notes bear interest at either 5.6%, 6.0% or 9.0% per annum, and are payable in monthly installments of interest only. The term of each Working Capital Note is identical to the term of the related Participating Lease. Payments made under the FF&E Notes and the Working Capital Notes are used to reduce the related Participating Lease payments by an equal amount. The total of the interest income payments and Participating Lease payments will be equal to the amounts calculated by applying the rent provisions of the Participating Leases to the revenues of the Hotels.

Reserve Funds.    The Participating Leases for the Hotels obligate the Company to make funds available for capital improvements at the Hotels (including the periodic replacement or refurbishment of FF&E) in amounts ranging from 4.0% to 5.5% of total annual revenue from the Hotels, with the amount of such reserve with respect to each hotel representing projected capital requirements at each hotel. The Company’s obligation to make funds available for capital improvements has not been recorded on the books and records of the Company as such amounts are capitalized as incurred. Any unexpended amounts will remain the property of the Company upon termination of the Participating Leases. The reserve requirements for the hotels operated by Marriott and Hyatt are contained in certain non-cancelable operating agreements, which require the reserves for the hotels operated by Marriott and Hyatt to be maintained through restricted cash escrows (“FF&E Escrows”). The amounts maintained in the FF&E Escrows have been recorded on the books and records of the Company. Otherwise, the Lessees are required, at their expense, to maintain the Hotels in good order and repair, subject to ordinary wear and tear, and to make all necessary and appropriate nonstructural, foreseen and unforeseen, and ordinary and extraordinary repairs (other than capital repairs) which may be necessary and appropriate to keep the Hotels in good order and repair.

The Lessees are not obligated to bear the cost of any capital improvements or capital repairs to the Hotels. With the consent of the Company, however, the Lessees may utilize funds from the capital expenditure reserves to make capital additions, modifications or improvements to the Hotels. All such alterations, replacements and improvements are subject to all the terms and provisions of the Participating Leases and will become the property of the Company upon termination of the Participating Leases. The Company owns substantially all personal property (other than FF&E which has been sold to the Lessees of Radisson Convention Hotel and Le Meridien Dallas, inventory, linens and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements on the Hotels, except to the extent that ownership of such personal property would cause any portion of the rents under the Participating Leases not to qualify as “rents from real property” for REIT income test purposes.

Insurance and Property Taxes.    The Company is responsible for paying (i) real estate taxes on the Hotels, (ii) any ground lease payments on the Le Meridien New Orleans, San Diego Paradise Point Resort and the Harborside Hyatt Conference Center & Hotel, (iii) casualty insurance on the Hotels, and (iv) business interruption insurance on the Hotels. The Lessees are required to pay for or reimburse the Company for all liability insurance on the Hotels, with extended coverage, including comprehensive general public liability, workers’ compensation and other insurance appropriate and customary for properties similar to the Hotels and naming the Company as an additional insured, where permitted by law.

Events of Default.    Events of default under the Participating Leases include, among others, the following:

•	the failure by a Lessee to pay Base Rent or Participating Rent within ten days after the same is due; or with respect to Radisson Convention Hotel, ten days after notice of non-payment;
•	the failure of a Lessee to observe or perform any other term of a Participating Lease and the continuation of such failure beyond any applicable cure or grace period;
•	the failure of a Lessee to pay for required insurance;
•	the failure of a Lessee to maintain the required minimum net worth, as defined in the Participating Lease or the security deposit, as applicable;
•
should a Lessee or Hotel Operator file a petition for relief or reorganization or arrangement or any other petition in bankruptcy, for liquidation or to take advantage of any bankruptcy or insolvency law of any jurisdiction, or consent to the appointment of a custodian, receiver, trustee or other similar office with respect to it or any substantial part of its assets, or take corporate action for the purpose of any of the foregoing; or if a court or governmental authority of competent jurisdiction shall enter an order appointing, without consent by the Lessee or Hotel Operator, a custodian, receiver, trustee or other similar officer with respect to the Lessee or Hotel Operator or any substantial part of its assets, or if an order for relief shall be entered in any case or proceeding for liquidation or reorganization or otherwise to take advantage of any bankruptcy or insolvency law of any jurisdiction, or ordering the dissolution, winding up or liquidation of the Lessee or Hotel Operator, or if any petition for any such relief shall be filed against the Lessee or Hotel Operator and such petition shall not be dismissed within 120 days;

•	should a Lessee or Hotel Operator cause a default beyond applicable grace periods, if any, under any franchise agreement or hotel operator agreement relating to any Hotel; or
•	should a Lessee or Hotel Operator voluntarily cease operations of the leased property for more than three days other than by reason of casualty, condemnation or force majeure.

Indemnification.    Under each of the Participating Leases, the Lessee indemnifies the Company, officers and trustees, against liabilities associated with (i) accidents or injuries at the Hotels, (ii) any misuse of the property, (iii) any environmental liability caused by the Lessee or Hotel Operator (see “Environmental Matters”), (iv) taxes and assessments in respect of the Hotels (other than real estate and personal property taxes and income taxes of the Company on income attributable to the Hotels and capital impositions), (v) the sale or consumption of alcoholic beverages or (vi) the failure to comply with the terms of the Participating Leases by the Lessee.

Assignment and Subleasing.    The Lessees are not permitted to sublet all or any part of the Hotels or assign their interest under any of the Participating Leases, other than to affiliates of certain of the applicable Lessees, without the prior written consent of the Company. No assignment or subletting will release a Lessee from any of its obligations under the applicable Participating Lease unless the Company expressly agrees that the Lessee shall be released from any of its obligations under the Participating Lease.

Damage to Hotels.    In the event of damage to or destruction of any hotel covered by insurance which then renders the leased property unsuitable for its intended use and occupancy as a hotel, the Participating Lease shall terminate, and the Company shall generally be entitled to retain the proceeds of insurance. In the event that damage to or destruction of a hotel which is covered by insurance does not render the leased property unsuitable for its intended use and occupancy as a hotel, the Company generally will be obligated to repair or restore the hotel to substantially the same condition as existed immediately prior to such damage. In the event of damage to or destruction of any hotel that is not covered by insurance, the Company generally, may either repair, rebuild or restore the hotel (at the Company’s expense) to substantially the same condition as existed immediately prior to such damage, or terminate the Participating Lease on the terms and conditions set forth in such Participating Lease.

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

Termination of Participating Leases.    The Company has the right to terminate the Participating Lease for a hotel if the hotel fails to meet certain performance goals, as defined. Additionally, in the event the Company enters into an agreement to sell or otherwise transfer a hotel, the Company, at its option, may terminate the Participating Lease upon 30 days’ notice to the applicable Lessee, subject to certain provisions. Additionally, in the event that changes in federal income tax laws allow the Company or a subsidiary or affiliate to directly operate hotels, the Company will have the right to terminate all Participating Leases with the Lessees.

Other Lease Covenants.    Each Lessee has agreed that during the term of its Participating Lease, the Lessee will not engage in any unrelated business activities. The owners of each Lessee and their parent entities have agreed that, for the term of its Participating Lease, any sale of their interest in such Lessee, or of their hotel management businesses in general, will subject their interest in the Lessee to a limited fair market value acquisition right in favor of a designee of the Company. In the event that the Company exercises this right, any nonselling partner of the Lessee will have the right to put its interest in the Lessee to the Company’s designee at a price equal to the fair market value of such interest. The Participating Leases require each Lessee to make available to the Company unaudited monthly and quarterly and audited annual operating information for each hotel leased by such Lessee.

Inventory.    All inventory required in the operation of the Hotels is owned by the applicable Lessee. Upon termination of a related Participating Lease, the Lessee shall surrender the related hotel together with all such inventory to the Company.

Item 3.    Legal Proceedings

The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

Part II

Item 5.    Market for Registrant’s Common Shares and Related Shareholder Matters

Market Information

The Common Shares of the Company began trading on the New York Stock Exchange (“NYSE”) on April 24, 1998 under the symbol “LHO”. The following table sets forth for the indicated periods the high and low sale prices for the Common Shares and the cash distributions declared per share:

	Calendar Year 2001			Calendar Year 2000
	High	Low	Distribution	High	Low	Distribution
First Quarter	$16.920	$14.875	$0.385	$13.438	$11.125	$0.380
Second Quarter	$17.990	$14.600	$0.390	$15.125	$12.375	$0.385
Third Quarter	$18.000	$7.400	$0.010	$15.250	$13.375	$0.385
Fourth Quarter	$11.750	$6.890	$0.010	$16.125	$13.500	$0.385

The closing price for the Company’s Common Shares as reported by the NYSE on December 31, 2001 was $11.74 per share.

Shareholder Information

As of March 13, 2001, there were 187 record holders of the Company’s Common Shares, including shares held in “street name” by nominees who are record holders, and approximately 5,800 beneficial holders.

In order to comply with certain requirements related to qualification of the Company as a REIT, the Company’s Amended and Restated Declaration of Trust limits the number of Common Shares that may be owned by any single person or affiliated group to 9.8% of the outstanding Common Shares, except for T. Rowe Price Associates, Inc. which was granted a waiver and may own up to 13.0% of the Company’s outstanding Common Shares.

Distribution Information

In 2001, the Company paid $0.795 per Common Share in distributions, of which 39.0% represented ordinary income and 61.0% represented return of capital for tax purposes.

In anticipation of a difficult business environment for the lodging industry throughout 2002, the Company’s Board of Trustees determined that it was in the best interests of shareholders to reduce the quarterly distributions to a nominal amount. Accordingly, the Board of Trustees declared a distribution of $0.01 per share for each of the quarters ended September 30, 2001 and December 31, 2001. Additionally, the Company’s recent amendment to the senior unsecured credit facility limits its ability to make distributions on the Company’s Common Shares (i) in excess of $0.01 per share for three month periods ending March 31, 2002 and June 30, 2002, (ii) in excess of $0.20 per share for the three month periods ending September 30, 2002 and December 31, 2002, and (iii) in excess of $0.30 per share for the three month periods ending March 31, 2003 and June 30, 2003 (provided no continuing default exists under the credit facility); however, the fourth quarter 2002 distribution may be increased in order to meet distribution requirements under the Code. By retaining capital and operating in a conservative manner in these uncertain times, the Company believes that it will be in a stronger position to take advantage of strategic opportunities that may arise in the future. The Company remains committed to maintaining its REIT status and intends to make any distributions necessary to maintain such status. Additionally, by strengthening the balance sheet, the Company believes it will gain added financial protection if the current environment continues for an extended period of time. The declaration of distributions by the Company is in the sole discretion of the Company’s Board of Trustees and depends on the actual cash flow of the Company, its financial condition, capital expenditure requirements for the Company’s Hotels, the annual distribution requirements under the REIT provisions of the Code, the limitations imposed pursuant to the amended senior unsecured credit facility and such other factors as the Board of Trustees deems relevant.

Sales of Unregistered Securities

On January 25, 2000, in conjunction with the Chicago Hotel Venture and the acquisition of the Chicago Marriott Downtown, the Company issued 16,667 Units to Buck 540 Hotel Company L.L.C. for consideration of approximately $0.3 million. This sale was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from the registration requirements thereof provided by Section 4(2) of the Securities Act.

Units

In conjunction with the IPO, 3,181,723 Units were issued by the Operating Partnership on April 29, 1998 (inception). The following is a summary of Unit activity since inception:

Units issued at IPO	3,181,723
Units converted to Common shares:
1999	(1,622,489)
2000	(36,754)
2001	(1,095,964)
Units issued:
2000	16,667

Units outstanding at December 31, 2001	443,183

Of the 1,095,964 Units converted during 2001, 964,334 were converted to Common Shares by JLL and its affiliates on January 1, 2001. Unit holders receive distributions per Unit in the same manner as distributions distributed on a per share basis to the common shareholders.

Item 6. Selected Financial Data

Selected Financial Data

The following tables set forth selected historical operating and financial data for the Company and selected historical financial data for LRP Bloomington Limited Partnership, which is the predecessor of the Company (the “Predecessor”). The selected historical, operating and financial data for the Company for the years ended December 31, 2001, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, and the selected historical financial data for the Predecessor for the period from January 1, 1998 through April 28, 1998, and the year ended December 31, 1997 have been derived from the historical financial statements of the Company and the Predecessor, respectively. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES
Selected Historical Operating and Financial Data
(Unaudited, Dollars in thousands, except share data)

	For the year ended December 31,			For the period from April 29, 1998 (inception) through December 31, 1998
	2001	2000	1999
Operating Data:
Revenues:
Hotel operating revenue	$118,175	$—	$—	$—
Participating lease revenue	45,490	83,772	76,843	46,464
Interest income	764	1,271	988	567
Equity in income (loss) of LHL	—	85	57	(59)
Equity in income of Joint Venture	616	1,067	—	—
Other income	885	56	66	21

Total revenues	165,930	86,251	77,954	46,993

Expenses:
Hotel operating expenses	82,969	—	—	—
Depreciation and other amortization	31,429	29,078	25,378	13,666
Real estate, personal property taxes and insurance	10,069	8,462	8,205	5,047
Ground rent	3,696	3,574	3,351	1,886
General and administrative	6,389	952	1,342	459
Interest	21,005	21,052	16,181	8,474
Amortization of deferred financing costs	1,992	1,139	992	514
Advisory fee (1)	—	3,840	3,670	2,134
Lease termination, advisory transaction and subsidiary purchase expenses	1,929	—	—	—
Writedown of notes receivable	1,172	—	—	—
Other expenses	4	19	140	13
Minority interest in Operating Partnership	103	488	2,706	2,567
Writedown of properties held for sale	1,872	12,296	2,000	—
Extraordinary loss	973	—	—	—
Income tax benefit	(1,507)	—	—	—

Total expenses, minority interest and writedown	162,095	80,900	63,965	34,760

Net income applicable to common shareholders	$3,835	$5,351	$13,989	$12,233

Net income per common share
-basic	$0.21	$0.32	$0.91	$0.80
-diluted	$0.21	0.32	$0.91	$0.80

Weighted average number of common shares outstanding
-basic	18,385,015	16,920,596	15,432,667	15,209,555
-diluted	18,452,882	16,982,962	15,432,667	15,209,555

	As of December 31,
	2001	2000	1999	1998
Balance Sheet Data:
Investment in hotel properties, net	$550,015	$486,184	$501,191	$467,552
Total assets	588,256	531,893	532,072	496,338
Borrowings under the credit facilities	175,400	113,500	164,900	164,700
Bonds payable, net	42,500	40,314	41,571	42,828
Mortgage loans	118,562	119,964	46,306	—
Minority interest in Operating Partnership	5,589	20,288	22,417	47,694
Total shareholders’ equity	230,393	223,528	242,568	228,384

	For the year ended December 31,			For the period from April 29, 1998 (inception) through December 31, 1998
	2001	2000	1999
Other Data:
Comparable funds from operations (2)	$41,593	$47,984	$44,065	$28,466
Cash provided by operating activities	40,016	40,891	45,923	21,280
Cash used in investing activities	(81,231)	(31,853)	(63,660)	(406,732)
Cash provided by (used in) financing activities	(42,519)	(9,236)	17,779	387,022
Distributions declared	14,613	26,013	23,775	15,377

LRP BLOOMINGTON LIMITED PARTNERSHIP (3)
Selected Predecessor Historical Financial Data
(Unaudited, Dollars in thousands)

	For the period from January 1, 1998 through April 28, 1998	For the year ended December 31, 1997
Operating Data:
Revenues:
Room revenue	$4,285	$13,863
Food and beverage revenue	3,459	10,214
Telephone revenue	124	491
Other revenue	537	1,649

Total revenue	8,405	26,217
Operating Expenses:
Departmental and operating expenses	5,712	17,404
Management fees	336	1,111
Property taxes	405	1,240
Interest expense	833	2,658
Depreciation and amortization	1,196	3,123
Advisory fees	53	159

Total expenses	8,535	25,695

Net income (loss)	$(130)	$522

(1)
Represents advisory fee paid to the Advisor for acquisition, management, advisory, employee lease and administrative services provided to the Company. The Advisor received an annual base fee of up to 5.0% of the Company’s net operating income, as defined in the Advisory Agreement, and an annual incentive fee, which prior to January 1, 1999, was limited to 1.0% of the Company’s prorated pro forma net operating income based on growth in Funds from Operations (“FFO”) per share.

(2)
The White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor are they indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. Comparable FFO is defined by the Company as FFO before one-time items including the purchase of LHL, the transition expenses associated with becoming a self–managed REIT, the costs associated with terminating the Hotel Viking lease with Bellevue Properties, Inc., the writedown of FF&E notes receivable, and income associated with terminating the Holiday Inn Beachside Resort lease.

(3)
The Predecessor was formed on December 1, 1995 for the purpose of acquiring and operating the Radisson Convention Hotel. On April 29, 1998, the Predecessor contributed the Radisson Convention Hotel to the Company.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, distributions and acquisitions (including the amount and nature thereof), expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company’s operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and perceptions of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Any such statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Critical Accounting Policies

The consolidated financial statements include the accounts of the Company, the Operating Partnership, LHL and its consolidated subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has utilized the information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.

It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company’s results of operations to those of companies in similar businesses.

Revenue Recognition

For properties not leased by LHL, the Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective Participating Leases. Base Rent and Participating Rent are recognized based on quarterly thresholds, pursuant to the lease agreements (see Note 10). For properties leased by LHL the Company recognizes revenue on an accrual basis in accordance with the hotel operations.

Investment in Hotel Properties

Hotel properties are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements, five years for FF&E, and three years for computer equipment. Renovations and/or replacements which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation expense to reflect each year with respect to those properties. These assessments have a direct impact on the Company’s net income. Should the Company lengthen the expected useful life of particular assets, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

The Company periodically reviews the carrying value of each hotel to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on undiscounted future cash flows. These assessments have a direct impact on the Company’s net income, because making an impairment adjustment results in an immediate negative adjustment to net income. The Company does not believe that there are any factors or circumstances indicating impairment of any of its investments in the remaining seventeen Hotels.

A hotel is considered to be held for sale when it is actively marketed and sale is expected to occur within one year.

Stock-Based Compensation

The Company has applied Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for the 1998 Stock Incentive and Option Plan. Accordingly, no compensation costs have been recognized for stock options granted to the Company’s employees. Under APB 25, no compensation expense is recognized upon the granting of stock options when the exercise price of such options equals the market price of the underlying stock on the date of grant. The Company recognizes compensation cost for restricted shares issued based upon the fair market value of the Common Stock at the grant date. Compensation cost is recognized on a straight line basis over the vesting period. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards (“SFAS”) No. 123 in the notes to its consolidated financial statements.

General Background

The following discusses: (i) the Company’s actual results of operations for the year ended December 31, 2001 compared to the Company’s actual results of operations for the year ended December 31, 2000, and (ii) the Company’s actual results of operations for the year ended December 31, 2000 compared to the Company’s actual results of operations for the year ended December 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The Company has not included a discussion of the Predecessor, as its financial information is not comparable to the Company. However, the Predecessor’s financial information has been included in the notes to the consolidated financial statements.

Results of Operations

On September 11, 2001, terrorist attacks on the World Trade Center Towers in New York City and the Pentagon in northern Virginia resulted in a tremendous loss of life and property. The attacks involved the hijacking and destruction of several aircrafts, which caused the collapse of the World Trade Center Towers and caused considerable damage to the Pentagon. These events were unprecedented in the United States in terms of the magnitude of the losses incurred and the number of entities affected. The impact of the economic slowdown and the terrorist attacks of September 11, 2001 have caused disruption in the lodging industry and other travel-related business and have adversely affected the Company’s hotel operations. The Company initiated a corporate action plan following the events of September 11, and has actively worked with the Hotel Operators to substantially reduce operating costs at the Hotels. These initiatives included reducing labor costs, streamlining staff levels, reducing hours of operations at hotel restaurants, reducing amenities and services where appropriate, consolidating operations by closing unused floors, wings or buildings in the Hotels and modifying marketing, sales and advertising initiatives. In addition, non-essential capital expenditure projects have been reduced or suspended and quarterly distributions have been reduced. With these initiatives in place together with a gradual return of the economy to pre-September 11 levels, there have been modest improvements in occupancy and room rate, although they remain below prior year levels. Although hotel occupancy levels improved on a steady and gradual basis during the fourth quarter, management anticipates continued pressures on revenues over the next twelve months due to:

•	decreased demand and occupancy;
•	the effects of the September 11, 2001 terrorist attacks;
•	the subsequent war on terrorism, which can be expected to continue to have a significant adverse impact on travel and lodging demand;
•	the weakened U.S. economy; and
•	downward pricing pressures resulting from intense competition for a reduced amount of business opportunity.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

For the year ended December 31, 2001, total revenues increased by approximately $79.6 million from $86.3 million to $165.9 million. Approximately $86.9 million of this increase is due to the impact of consolidating LHL’s operations as a result of becoming a wholly owned subsidiary of the Company on January 1, 2001. Participating lease revenue from unaffiliated lessees decreased by approximately $7.3 million from $52.8 million to $45.5 million. This decrease was primarily due to:

•
reduced occupancy at Radisson Convention Hotel, Le Meridien New Orleans and Le Meridien Dallas as a result of softened demand in the Bloomington, Minnesota, New Orleans, Louisiana and Dallas, Texas markets and the closing of the Dallas convention center for renovation;

•	reduced occupancy at Holiday Inn Beachside Resort in Key West as a result of softness in leisure demand;
•	the sales of Radisson Hotel Tampa, on August 15, 2001, and Holiday Inn Plaza Park, on August 16, 2000;
•	transition of the Hotel Viking operating lease to LHL; and
•	a $0.5 million increase in guaranteed rent for the Marriott Seaview Resort.

Partly offsetting this decrease were increased revenues at San Diego Paradise Point Resort, which continues to benefit from renovations that were completed in 2001, and strong transient leisure demand for resort hotels in the San Diego market.

Equity in income of Joint Venture decreased approximately $0.5 million from $1.1 million to $0.6 million due to a decrease in net operating income of the Chicago Marriott Downtown. The Chicago Marriott Downtown experienced deteriorating business/economic conditions throughout 2001.

Hotel operating expenses were approximately $83.0 million for the year ended December 31, 2001. This is due to the impact of consolidating LHL’s operations as a result of becoming a wholly owned subsidiary of the Company on January 1, 2001. There was no consolidation of LHL’s operations for 2000.

Depreciation and other amortization expense increased by approximately $2.3 million from $29.1 million to $31.4 million due primarily to:

•	a $0.7 million increase due to the acquisition of the D.C. Boutique Collection in Washington D.C. on March 8, 2001;
•	a $1.0 million increase due to the acquisition of the Holiday Inn on the Hill on June 1, 2001; and
•	additional depreciation on capital improvements incurred and placed into service during 2001.

Partly offsetting the increase in depreciation is Radisson Hotel Tampa, sold on August 15, 2001, which was classified as held for sale on December 6, 2000 and accordingly was no longer being depreciated.

Real estate and personal property taxes, insurance and ground rent increased by approximately $1.8 million from $12.0 million to $13.8 million. This increase was primarily due to:

•	$0.5 million in increased real estate taxes as a result of the acquisition of the D.C. Boutique Collection and Holiday Inn on the Hill during the first and second quarters of 2001, respectively;

•	$0.2 million in increased ground rent for San Diego Paradise Point Resort; and
•	$0.7 million and $0.3 million in increased insurance premiums and real estate taxes overall for the Hotels.

The increase in ground rent is attributable to higher revenues at San Diego Paradise Point Resort, as the ground rent is calculated as a percentage of revenues.

General and administrative expense increased by approximately $5.4 million from $1.0 million to $6.4 million due primarily to incurring corporate expenses as a self-managed REIT effective January 1, 2001. This expense was not incurred in 2000, as the Advisor incurred general and administrative expenses in 2000. In addition, $0.4 million of executive compensation expense relating to the grant of restricted shares in 2001 was incurred.

Interest expense remained relatively unchanged at $21.0 million, despite an increase in weighted average debt outstanding from $273.0 million for 2000 to $332.5 million for 2001. The increase in weighted average debt outstanding is a result of:

•
$85.4 million from the acquisition of the D.C. Boutique Collection and the Holiday Inn on the Hill in Washington, D.C., which were financed with borrowings under the senior unsecured credit facility; and

•	additional borrowings under the senior unsecured credit facility to finance capital improvements during the remainder of 2000 and through 2001.

Moderating interest expense was a decrease in the weighted average interest rate to 6.3% for 2001 from 7.9% for 2000. This included a decrease in weighted average interest rate for the bonds outstanding to 3.1% for 2001 from 6.9% for 2000. In addition, interest expense for 2001 was partly offset by $0.8 million of capitalized interest, as a result of renovations at two of the hotels in the D.C. Boutique Collection during the second, third and fourth quarters of 2001. For 2000, interest expense was partly offset by $0.7 million of capitalized interest, which was primarily a result of the renovation and expansion of the Hotel Viking and the continuing renovations at San Diego Paradise Point Resort during the first nine months of 2000.

There were no advisory fees for 2001 compared to $3.8 million for 2000. This was due to the Company becoming self-managed effective January 1, 2001 and terminating the advisory relationship with the Advisor.

Lease termination, advisory transaction and subsidiary purchase expenses of $1.9 million for 2001 includes $0.5 million of LHL acquisition costs, $0.6 million of one-time expenses associated with becoming a self-managed REIT, and $0.8 million cost of terminating the Hotel Viking lease. Similar costs were not incurred in 2000.

Writedown of notes receivable of $1.2 million in 2001 represents the adjustment to net realizable value of the FF&E Notes from the Radisson Convention Hotel and Le Meridien Dallas based on the Company’s valuation estimate of FF&E which secures the loans. Similar costs were not incurred in 2000.

Minority interest in the Operating Partnership decreased approximately $0.4 million from $0.5 million for 2000 to $0.1 million for 2001 due primarily to:

•	a decrease in income before minority interest of approximately $1.9 million from $5.8 million for 2000 to $3.9 million for 2001; and
•
a decrease in the weighted average number of Units outstanding from approximately 1.6 million Units for 2000 to 0.5 million Units for 2001, as a result of approximately 1.1 million Units converting to Common Shares subsequent to 2000.

Writedown of property held for sale of $1.9 million in 2001 represents the additional writedown to net book value of the Radisson Hotel Tampa in July 2001. The asset was sold on August 15, 2001. The writedown of property held for sale of $12.3 million for 2000 represents the writedowns of $1.3 million and $11.0 million for the Holiday Inn Plaza Park and Radisson Hotel Tampa, respectively. The Holiday Inn Plaza Park was sold on August 16, 2000 and the Radisson Hotel Tampa was classified as held for sale on December 6, 2000.

Extraordinary loss of $1.0 million for 2001 represents the costs related to the redemption of the Massport Bonds on March 1, 2001.

As a result of the foregoing items, net income applicable to common shareholders decreased approximately $1.6 million from $5.4 million for 2000 to $3.8 million for 2001.

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999

For the year ended December 31, 2000, participating lease revenue earned by the Company increased by approximately $7.0 million from $76.8 million to $83.8 million. This increase was primarily attributable to increased revenues at the San Diego Paradise Point Resort, LaGuardia Airport Marriott and Radisson Convention Hotel. These hotels benefitted from strong group and leisure demand during the year. San Diego Paradise Point Resort also benefitted from significant renovations which were substantially completed in 1999. Partly offsetting these increases were decreases in participating lease revenue caused by decreased occupancy at Le Meridien Dallas due to reduced citywide demand and the sale of Holiday Inn Plaza Park during the third quarter of 2000.

Equity in income of the Joint Venture was approximately $1.1 million for the year ended December 31, 2000. There was no equity in income of the Joint Venture in the results of operations for 1999 since the Chicago Hotel Venture was entered into in January 2000.

Depreciation and other amortization expense increased by approximately $3.7 million from $25.4 million to $29.1 million primarily due to additional depreciation on capital improvements which were placed into service during 2000. In addition, depreciation expense for the year ended December 31, 2000 includes depreciation taken on the Hotel Viking for the entire year while for the year ended December 31, 1999 depreciation is included from its date of acquisition, June 2, 1999.

Real estate and personal property taxes, insurance and ground rent increased by approximately $0.4 million from $11.6 million to $12.0 million. This increase was due primarily to increased real estate taxes at the Hotels and increased ground rent for Harborside Hyatt Conference Center & Hotel and the San Diego Paradise Point Resort. The increase in ground rent was attributable to higher revenues at the properties as the ground rent at the Harborside Hyatt Conference Center & Hotel and the San Diego Paradise Point Resort is calculated as a percentage of revenues.

General and administrative expense decreased by approximately $0.3 million from $1.3 million to $1.0 million primarily due to lower annual report costs and a decrease in general legal expense.

Interest expense increased by approximately $4.9 million from $16.2 million to $21.1 million primarily due to an increase in weighted average debt outstanding from $234.6 million for 1999 to $273.0 million for 2000. The increase in debt outstanding was a result of the purchase of the Hotel Viking on June 2, 1999 and the investment in the Chicago Hotel Venture which were financed with borrowings under the senior unsecured credit facility, as well as additional borrowings under the senior unsecured credit facility to finance capital improvements during 2000. In addition, the weighted average interest rate increased from 6.9% for 1999 to 7.9% for 2000. The increase in interest expense was offset by $0.7 million of capitalized interest, which was primarily a result of the renovation and expansion of the Hotel Viking and the continuing renovation of the San Diego Paradise Point Resort during 2000.

Advisory fees increased by approximately $0.1 million from $3.7 million to $3.8 million primarily due to an increase in the base advisory fee for 2000, offset by a decrease in incentive advisory fees for 2000.

On August 16, 2000, the Company sold Holiday Inn Plaza Park for $4.6 million. Based on net sales proceeds of $4.2 million, the Company recorded an additional writedown of $1.3 million for the quarter ended June 30, 2000. At December 31, 1999, Holiday Inn Plaza Park was classified as held for sale by the Company. Based on initial pricing expectations, the net book value of the asset was reduced by $2.0 million. In addition, Radisson Hotel Tampa was classified as held for sale by the Company on December 6, 2000. Based on initial pricing expectations, the Company recognized a writedown of $11.0 million reducing the net book value of the asset to $17.0 million for the quarter ended December 31, 2000, which included $0.2 million of estimated accrued closing costs.

Minority interest in the Operating Partnership decreased $2.2 million from $2.7 million to $0.5 million due primarily to a decrease in income before minority interest from $16.7 million for 1999 to $5.8 million for 2000. In addition, the weighted average number of Units outstanding decreased from approximately 3.0 million Units for 1999 to 1.6 million Units for 2000, as a result of approximately 1.4 million Units converting to common shares during November of 1999.

As a result of the foregoing items, net income applicable to common shareholders decreased approximately $8.6 million from $14.0 million for 1999 to $5.4 million for 2000.

Comparable Funds From Operations and Comparable EBITDA

The Company considers Comparable Funds From Operations (“Comparable FFO”) and Comparable Earnings Before Interest, Taxes, Depreciation and Amortization (“Comparable EBITDA”) to be key measures of the Company’s performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company’s operating performance and liquidity.

The Company believes that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of an equity REIT to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor are they indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

Comparable FFO is defined by the Company as FFO before one-time items including the purchase of LHL, the transition expenses associated with becoming a self–managed REIT, the costs associated with terminating the Hotel Viking lease with Bellevue Properties, Inc., the writedown of FF&E notes receivable and income associated with terminating the Holiday Inn Beachside Resort lease. Comparable EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortized expenses, the writedown of properties held for disposition, one–time charges related to the acquisition of LHL, transition costs associated with becoming a self–managed REIT, the termination costs associated with the Hotel Viking lease, termination income associated with the Holiday Inn Beachside Resort and the writedown of FF&E notes receivable.

The following is a reconciliation between net income and Comparable FFO for the years ended December 31, 2001, 2000 and 1999 (in thousands, except share data):

	For the year ended December 31,
	2001	2000	1999
Comparable Funds From Operations:
Net income applicable to common shareholders	$3,835	$5,351	$13,989
Depreciation	31,354	29,064	25,370
Equity in depreciation of Joint Venture	938	785	—
Amortization of deferred lease fees	38	—	—
Extraordinary loss	973	—	—
Minority interest	103	488	2,706
Writedown of properties held for sale	1,872	12,296	2,000

FFO	$39,113	$47,984	$44,065
Advisory transition expense	600	—	—
Lease termination expense	796	—	—
Subsidiary purchase expense	533	—	—
Writedown of notes receivable	1,172	—	—
Lease termination income	(621)	—	—

Comparable FFO	$41,593	$47,984	$44,065

Weighted average common shares and units outstanding
-basic	18,877,666	18,488,475	18,419,694
-diluted	18,945,533	18,550,841	18,419,694

The following is a reconciliation between net income and Comparable EBITDA for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	For the year ended December 31,
	2001	2000	1999
Comparable EBITDA:
Net income applicable to common shareholders	$3,835	$5,351	$13,989
Interest	21,005	21,052	16,181
Depreciation and other amortization	31,429	29,078	26,370
Amortization of deferred finance costs	1,992	1,139	—
Equity in depreciation/amortization of Joint Venture	998	839	—
Equity in interest expense of Joint Venture	825	1,038	—
Minority interest	103	488	2,706
Writedown of properties held for sale	1,872	12,296	2,000
Income tax benefit	(1,507)	—	—

EBITDA	$60,552	$71,281	$61,246
Advisory transition expense	600
Lease termination expense	796	—	—
Subsidiary purchase expense	533	—	—
Writedown of notes receivable	1,172	—	—
Lease termination income	(621)	—	—

Comparable EBITDA	$63,032	$71,281	$61,246

The Hotels

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total Hotel portfolio for the years ended December 31, 2001 and 2000.

	Year Ended December 31,
	2001	2000	Variance
Total Portfolio
Occupancy	65.3%	73.2%	(10.8%)
ADR	$148.53	$150.79	(1.5%)
RevPAR	$97.05	$110.40	(12.1%)

Off-Balance Sheet Arrangements

On January 25, 2000, the Company entered into a joint venture arrangement (the “Chicago Hotel Venture”) with The Carlyle Group, an institutional investor, to acquire the 1,192-room Chicago Marriott Downtown (the “Chicago Property”) in Chicago, Illinois for a purchase price of $175.0 million. The Company owns a 9.9% equity interest in the Chicago Hotel Venture. The Company receives an annual preferred return in addition to its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. The Chicago Property is leased to Chicago 540 Lessee, Inc., in which the Company also owns a 9.9% equity interest. The Carlyle Group owns a 90.1% controlling interest in both the Chicago Hotel Venture and Chicago 540 Lessee, Inc. Marriott operates the Chicago Property pursuant to a long-term incentive-based operating agreement. The Company accounts for its 9.9% equity interest in each of the Chicago Hotel Venture and Chicago 540 Lessee, Inc. under the equity method of accounting.

The Chicago Hotel Venture entered into a $120.0 million interest-only loan which matures on February 1, 2003 and bears interest at a rate of 2.75% plus adjusted LIBOR, (as defined). The loan is secured by the Chicago Property. As of December 31, 2001, the interest rate was 4.9%. Monthly interest payments are due in arrears throughout the term. The Company’s pro rata share of the loan amounts to approximately $11.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s debt covenants. In addition, in the event of a foreclosure, the Company would be jointly and severally obligated with its joint venture partner to pay up to $10.0 million on any deficiency to the lender, of the foreclosure proceeds. Also, the Company will be jointly and severally liable with its joint venture partner for the entire amount of the loan in the event that one of the parties to the loan declares bankruptcy. There can be no assurance that the Chicago Hotel Venture will be able to renew the loan upon maturity, or that if renewed, the terms will not be less favorable.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of the Operating Partnership’s cash flow from the Participating Leases and hotel operating cash flow distributed by LHL. Except for the security deposits required under the Participating Leases, the Lessees’ obligations under the Participating Leases are unsecured and the Lessees’ abilities to make rent payments to the Operating Partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, is dependent on the Lessees’ abilities to generate sufficient cash flow from the operations of the Hotels.

The terrorist attacks of September 11, 2001 have dramatically curtailed both business and leisure travel and have exacerbated pressures on an already weakened economy. The Company’s operations have been adversely affected by the attacks and subsequent declines in travel, and the Hotels continue to experience reduced occupancy levels and ADRs. The Company is unable to determine whether this adverse impact is temporary or of a more lasting duration. Military actions against terrorists, new terrorist attacks (actual or threatened), and other political events may cause a lengthy period of uncertainty that could increase customer reluctance to travel and therefore adversely affect cash flow.

In addition, cash flow from hotel operations is subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels;
•	increases in operating costs due to inflation and other factors including wages, benefits, insurance and energy, which may not be offset in the future by increased room rates;
•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;
•	increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;
•	terrorism and actions taken against terrorists may cause additional decreases in business and leisure travel; and
•	adverse effects on general and local economic conditions.

These factors could adversely affect the ability of the Lessees to generate revenues and to make rental payments to the Company and therefore impact liquidity.

The following is a summary of the Company’s obligations and commitments as of December 31, 2001:

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Contractual Obligations		Less than 1 year	1-3 years	4-5 years	Over 5 years
Mortgage Loans—GECC *
Holiday Inn Beachside Resort	$11,598	$126	$441	$363	$10,668
Le Montrose Suite Hotel	14,560	158	555	455	13,392
Le Meridien New Orleans	47,381	514	1,806	1,482	43,579
Radisson Convention Hotel and Le Meridien Dallas	45,023	723	2,556	2,082	39,662
Bonds Payable
Massport taxable bonds	5,400	—	—	—	5,400
Massport tax-exempt bonds	37,100	—	—	—	37,100

Total contractual obligations	$161,062	$1,521	$5,358	$4,382	$149,801
Commercial Commitments
Borrowings under credit facilities	175,400	—	175,400	—	—

Total contractual obligations and commercial commitments excluding Off-balance sheet obligation	$336,462	$1,521	$180,758	$4,382	$149,801
Off-Balance Sheet Obligation
Mortgage Loan—GECC *
Chicago Hotel Venture	11,880	—	11,880	—	—

Total obligations and commitments	$348,342	$1,521	$192,638	$4,382	$149,801

*	“GECC” refers to GE Capital Corporation which originated each mortgage loan.

The Company has obtained a senior unsecured credit facility from a syndicate of banks, which provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. Borrowings under the senior unsecured credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. On February 11, 2002, the Company amended the senior unsecured credit facility amending certain debt covenant definitions and limiting total outstanding borrowings to $175.0 million through November 15, 2002. In addition, distributions were limited to $0.01 per Common Share for the first and second quarters of 2002, $0.20 for the third and fourth quarters of 2002 and $0.30 for the first and second quarters of 2003; however, the fourth quarter 2002 distribution may be adjusted in order to meet distribution requirements under the Code in order to maintain its REIT status. The Company intends to maintain its REIT status by meeting annual distribution requirements under the Code. For the year ended December 31, 2001, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 6.1%. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2001. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 50 basis points. The Company incurred an unused commitment fee of approximately $0.1 and $0.2 million for the years ended December 31, 2001 and December 31, 2000, respectively. At December 31, 2001, the Company had outstanding borrowings against the senior unsecured credit facility of $175.4 million. Subsequent to the 2002 Equity Offering the outstanding borrowings were reduced to $87.8 million.

In conjunction with the June 1998 acquisition of the Harborside Hyatt Conference Center & Hotel, the Company assumed $40.0 million of Massachusetts Port Authority special project revenue bonds the (“Massport Bonds”) previously issued under a loan and trust agreement with Massport, as amended (the “Massport Bond Agreement”). The Massport Bonds were collateralized by the leasehold improvements and bore interest at 10.0% per annum through maturity, March 1, 2026. Interest payments were due semiannually on March 1 and September 1. The Massport Bonds were to be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon was due in full. The Company had the option to prepay the Massport Bonds in full beginning March 1, 2001, subject to a prepayment penalty that varied depending on the date of prepayment. On March 1, 2001, the Company redeemed the $40.0 million aggregate principal amount of tax-exempt Massport Bonds. Proceeds for the redemption were derived from $37.1 million of newly issued tax-exempt and $5.4 million of newly issued taxable bonds, each having a 17-year maturity. The bonds were issued by Massport and bear interest based on a weekly floating rate, and have no principal payments until maturity. A call premium of $0.8 million and an interest expense of $0.4 million associated with the escrows, which was later offset by a $0.3 reimbursement of interest expense, were incurred and are classified as extraordinary items in the accompanying consolidated financial statements. Interest expense, net of the premium amortization, for the years ended December 31, 2001 and 2000 was $ 1.3 million and $2.7 million, respectively. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation which expires on March 1, 2004. However, if GE Capital Corporation fails to renew its letters of credit and an acceptable replacement provider can not be found, the Company may be required to pay off the bonds. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel. The excess proceeds of approximately $1.9 million and the $4.0 million reserve fund from the original Massport Bonds were used to pay down borrowings on the senior unsecured credit facility.

On July 29, 1999, the Company entered into a $46.5 million mortgage loan (the “1999 Mortgage Loan”). The loan bears interest at a fixed rate of 8.1%, matures on July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. The 1999 Mortgage Loan is collateralized by the Radisson Convention Hotel located in Bloomington, Minnesota and the Le Meridien Dallas. Interest expense for each of the years ended December 31, 2001 and December 31, 2000 was approximately $3.7 million. The 1999 Mortgage Loan had a balance of $45.0 million at December 31, 2001.

On July 27, 2000, the Company, entered into three ten-year mortgage loans (the “2000 Mortgage Loans”) totaling $74.5 million. These loans bear interest at a fixed interest rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The 2000 Mortgage Loans are secured by the Le Montrose Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida. Interest expense for the year ended December 31, 2001 and for the period from July 27, 2000 through December 31, 2000 was $6.1 and $2.6 million, respectively. The 2000 Mortgage Loans had a balance of $73.5 million at December 31, 2001.

On January 3, 2001, LHL obtained a three–year commitment for a $5.0 million senior unsecured revolving credit facility (the “LHL Credit Facility”) to be used for working capital and general corporate purposes. Borrowings under the LHL Credit Facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the facility for the year ended December 31, 2001 was 5.7%. LHL is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 0.25% of the unused portion of the LHL Credit Facility. At December 31, 2001, the Company had no outstanding borrowings under the LHL Credit Facility.

At December 31, 2001, the Company had approximately $2.7 million of cash and cash equivalents and had $175.4 million and $0.0 million outstanding under its senior unsecured credit facility and the LHL Credit Facility, respectively.

Net cash provided by operating activities was approximately $40.0 million for the year ended December 31, 2001 primarily due to the collection of Participating Lease revenues during 2001, which was offset by payments for real estate taxes, interest expense, insurance, ground rent and the 2000 Advisory Fee.

Net cash used in investing activities was approximately $81.2 million for the year ended December 31, 2001 primarily due to acquisition of hotels and capital improvement expenditures at the Hotels.

Net cash provided by financing activities was approximately $42.5 million for the year ended December 31, 2001 primarily due to repayments of borrowings under the senior unsecured credit facility and the payment of distributions to the common shareholders and Unit holders, offset by borrowings under the senior unsecured credit facility.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility, other indebtedness, or the issuance of additional equity securities.

In March 2002, the Company completed an underwritten public offering of 3,991,900 10¼% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (Liquidation Preference $25 per share) (the “2002 Equity Offering”). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $96.4 million. A portion of the net proceeds was used to repay existing indebtedness under the Company’s senior unsecured credit facility and the remaining proceeds will be used to fund the redevelopment of the D.C. Boutique Collection.

Prior to January 1, 2001, LHL was owned as follows: 9.0% by the Company, 45.5% by JLL and 45.5% by LPI Charities, a charitable organization organized under the laws of the state of Illinois. Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $0.5 million (which included payments to JLL and LPI Charities for the shares then held by them) in accordance with a Stock Purchase Agreement dated July 28, 2000. Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the taxable–REIT subsidiary provisions of the Code. The cost associated with the transaction was expensed during the first quarter of 2001 and is classified as an operating expense in the accompanying consolidated financial statements. LHL currently leases the following 12 hotels owned by the Company:

•	Marriott Seaview Resort
•	LaGuardia Airport Marriott
•	Omaha Marriott Hotel
•	Harborside Hyatt Conference Center & Hotel
•	Hotel Viking
•	D.C. Boutique Collection (four hotels)
•	Holiday Inn on the Hill
•	Holiday Inn Beachside Resort
•	Radisson Convention Hotel

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility, estimated cash flows from operations, the issuance of long-term unsecured and secured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition/development criteria have been achieved.

Reserve Funds

The Company is obligated to maintain Reserve Funds for capital expenditures at the Hotels, as determined in accordance with the Participating Leases. The majority of Reserve Funds have not been recorded on the books and records of the Company as such amounts are capitalized as incurred. The amounts obligated under the Reserve Funds range from 4.0% to 5.5% of the individual hotel’s total annual revenues. The total amount obligated by the Company under the Reserve Funds was approximately $14.2 million at December 31, 2001, of which $4.2 million is available in restricted cash reserves for future capital expenditures. As of December 31, 2001, purchase orders and letters of commitment totaling approximately $6.2 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing Hotels or any future hotels that it may acquire.

Subsequent Events

The Company currently expects to engage Starwood to manage and operate Le Meridien New Orleans and Le Meridien Dallas. The Company anticipates that Starwood will operate these hotels under the Westin brand affiliation. In connection with the re-branding of these hotels, the Company anticipates spending approximately $6.0 million to enhance the guest experience at these hotels and may be obligated to pay a fee to the parent company of the current lessees of these hotels; however, the Company does not believe that the amount of any fees it may be required to pay will have a material adverse effect on the Company’s financial condition, taken as a whole. Contemporaneously with the rebranding of the New Orleans and Dallas hotels, the Company expects to lease the New Orleans and Dallas hotels to LHL.

Effective January 1, 2002, after having cancelled its operating lease with an affiliate of Crestline Hotels & Resorts, Inc. on December 31, 2001, the Company entered into a lease with LHL, its wholly owned taxable REIT subsidiary, for the Holiday Inn Beachside Resort in Key West, with an affiliate of Crestline remaining as manager. Interstate Hotels Company will replace Crestline as manager of the property effective April 1, 2002.

On January 15, 2002, the Company paid its fourth quarter 2001 distribution of $0.01 per Common Share/Unit on its Common Shares and Units.

On January 25, 2002, the Company terminated its third-party operating lease on the Radisson Convention Hotel with Radisson Bloomington Corporation and entered into a lease with LHL on essentially the same terms. There was no cost relating to the lease termination. Radisson Hotels International, Inc. will continue to operate and manage the hotel.

On January 29, 2002, the company issued an aggregate of 6,726 Common Shares to the independent members of its Board of Trustees for a portion of their 2001 compensation. The Common Shares were issued in lieu of cash at the trustees’ election. These Common Shares were issued under the Company’s 1998 Share Option and Incentive Plan (the “SIP”).

On February 11, 2002, the Company amended the senior unsecured credit facility amending certain debt covenant definitions and limiting total outstanding borrowings to $175.0 million through November 15, 2002. In addition, dividend distributions were limited to $0.01 per Common Share for the first and second quarters of 2002, $0.20 for the third and fourth quarters of 2002 and $0.30 for the first and second quarters of 2003; however, the fourth quarter 2002 distribution may be adjusted in order to meet distribution requirements under the Code in order to maintain its REIT status. The Company intends to maintain its REIT status by meeting annual distribution requirements under the Code.

In March 2002, the Company completed an underwritten public offering of 3,991,900 10¼% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (Liquidation Preference $25 per share) (the “2002 Equity Offering”). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $96.4 million. A portion of the net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and the remaining proceeds will be used to fund the redevelopment of the D.C. Boutique Collection.

On March 11, 2002, Mr. George F. Little, II, a member of the Board of Trustees of LaSalle Hotel Properties since 1998 and a member of the Company’s Audit Committee and Compensation, Contract and Governance Committee, resigned from the Board effective at the close of business. Mr. Little indicated that he resigned in order to devote more time to George Little Management, LLC, a privately owned trade show management company, of which he is the President and Chief Operating Officer.

Inflation

The Company’s revenues come primarily from its pro rata share of the Operating Partnership’s cash flow from the Participating Leases and hotel operating revenues distributed by LHL, thus the Company’s revenues will vary based on changes in the underlying hotels’ revenues. Therefore, the Company relies entirely on the performance of the Hotels’ and the Lessees’ abilities to increase revenues to keep pace with inflation. The Hotel Operators can change room rates quickly, but competitive pressures may limit the Lessees’ and Hotel Operators’ abilities to raise rates faster than inflation or even at the same rate.

The Company’s expenses are subject to inflation. These expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and LHL hotel operating expenses) are expected to grow with the general rate of inflation, except for instances in which the properties are subject to periodic real estate tax reassessments.

Recently Issued Accounting Pronouncements

On January 1, 2001 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”) as amended by SFAS 137 and SFAS 138. Upon adoption of SFAS 133, the Company had no derivatives and thus there was no transition adjustment. Based upon the Company’s application of SFAS 133, for the year ended December 31, 2001, the adoption had no material adverse effect on the Company’s consolidated financial statements. On December 31, 2001, the fair market value of derivative instruments held was $(0.9) million.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”). The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for permanent impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until January 1, 2002. The adoption is not expected to have any material affect on the Company.

On October 10, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 replaces and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported on continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002. The adoption had no material affect on the Company.

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2001, approximately 56% (excluding the Company’s $11.9 million pro rata portion of indebtness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel) of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s Hotel operating revenue, Participating Lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company utilizes derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge.

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

To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company utilizes a variety of borrowings including lines of credit and medium and long-term financings. To reduce overall interest cost, the Company uses interest rate instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually lower than that which would have been available if debt with matching characteristics was issued directly.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company borrows at a combination of fixed and variable rates.

At December 31, 2001, the Company’s outstanding borrowings under the senior unsecured credit facility were $175.4 million. Borrowings under the senior unsecured credit facility bear interest at variable market rates. The weighted average interest rate under the facility for the years ended December 31, 2001 and December 31, 2000 was 6.1% and 8.1% respectively. A 0.25% annualized change in interest rates would have changed interest expense by $0.4 million for the year ended December 31, 2001. This change is based on the weighted average borrowings under the senior unsecured credit facility for the year ended December 31, 2001, which were $165.6 million.

At December 31, 2001, the Company also had outstanding bonds payable of $42.5 million. The bonds bear interest based on weekly floating rates and have no principal reductions for the life of the bonds. The weighted average interest rate for all bonds that were outstanding during the year ended December 31, 2001 was 3.1%. A 0.25% annualized change in interest rates would have changed interest expense by $0.1 million for the year ended December 31, 2001. This change is based on the weighted average borrowings under the bonds for the year ended December 31, 2001, which were $42.3 million.

At December 31, 2001, the 1999 Mortgage Loan had a balance of $45.0 million. At December 31, 2001, the carrying value of the 1999 Mortgage Loan approximated its fair value. The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule.

At December 31, 2001, the 2000 Mortgage Loans had an aggregate balance of $73.5 million. At December 31, 2001, the carrying value of the 2000 Mortgage Loans approximated their fair values. The loans are subject to a fixed interest rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule.

On January 3, 2001, LHL obtained a three–year commitment for a $5.0 million senior unsecured revolving credit facility to be used for working capital and general corporate purposes. Borrowings under the LHL Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an “Adjusted Base Rate” plus an applicable margin, at the election of LHL. At December 31, 2001, the Company had no outstanding borrowings under the LHL Credit Facility. The weighted average interest rate under the facility for the year ended December 31, 2001 was approximately 5.7%. A 0.25% annualized change would have an immaterial change in interest expense for the year ended December 31, 2001. This change is based on the weighted average borrowings under the LHL Credit Facility for the year ended December 31, 2001, which were $2.0 million.

On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30.0 million of the outstanding balance on its senior unsecured credit facility, which currently fixes the interest rate at 7.62% including the Company’s current spread, which varies with its leverage ratio.

Item 8.    Consolidated Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Trustees and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Election of Trustees.”

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption “Executive Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption “Principal and Management Shareholders.”

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements

		Included herein at pages F-1 through F-39

	2.	Financial Statement Schedules

		The following financial statement schedule is included herein at pages F-27 and F-28.

		Schedule III—Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

	3.	Exhibits

		The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1	Purchase and Sale Agreement, dated as of June 16, 1998, by and between Bird Island Limited Partnership and LaSalle Hotel Operating Partnership, L.P. (3)
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (4)
3.2	Bylaws of the Registrant (4)
3.3	Articles Supplementary relating to the 10 1/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (15)
4.1	Form of Common Share of Beneficial Interest (1)
4.2	Form of Common Share Purchase Right (LaSalle) (1)

4.3	Form of Common Share Purchase Right (Steinhardt/Cargill) (1)
4.4	Common Share Purchase Right dated April 29, 1998 (LaSalle Partners) (4)
4.5	Common Share Purchase Right dated April 29, 1998 (Steinhardt) (4)
4.6	Common Share Purchase Right dated April 29, 1998 (Cargill) (4)
4.7	Form of certificate evidencing 10 1/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (15)
10.1	Form of Agreement of Limited Partnership of the Operating Partnership (1)
10.2	Form of Articles of Incorporation and Bylaws of the Advisor (1)
10.3	Form of Registration Rights Agreement relating to Rights to Purchase Common Shares (1)
10.4	Form of Registration Rights Agreement relating to Units, exchangeable for Common Shares (1)
10.5	Share Option Plan (1)
10.6	Omnibus Contribution Agreement By and Among LaSalle Hotel Operating Partnership, L.P. and the Contributors named herein (1)
10.7	Contribution Agreement (Steinhardt) (1)
10.8	Contribution Agreement (Cargill) (1)
10.9	Contribution Agreement (OLS Visalia) (1)
10.10	Contribution Agreement (OLS Le Montrose) (1)
10.11	Contribution Agreement (Durbin) (1)
10.12	Contribution Agreement (Radisson) (1)
10.13	Form of Advisory Agreement (1)
10.14	Form of Management Agreement (1)
10.15	Form of Lease (1)
10.16	Form of Lease with Affiliated Lessees (1)
10.17	Form of Supplemental Representations, Warranties and Indemnity Agreement (1)
10.18	Form of Pledge and Security Agreement (1)
10.19	Purchase and Sale Agreement with Joint Escrow Instructions, dated as of June 1, 1998, by and between VVH Resorts, Ltd. and LHO Mission Bay Hotel, L.P. (2)
10.20	Subscription Agreement (with registration rights), dated as of May 28, 1998, by WestGroup San Diego Associates, Ltd. (2)
10.21	Agreement of Limited Partnership, dated as of June 1,1998, of LHO Mission Bay Hotel, L.P. (2)
10.22	Lease Agreement, dated as of June 1, 1998, by and between LHO Mission Bay Hotel, L.P. and WestGroup San Diego Associates, Ltd. (2)
10.23	Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of April 29, 1998 (4)
10.24	Advisory Agreement, dated as of April 23, 1998, by and between the Registrant and LaSalle Hotel Advisors, Inc. (4)
10.25	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (LaSalle Partners) (4)
10.26	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Steinhardt) (4)
10.27	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Cargill) (4)
10.28	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (LaSalle Partners) (4)
10.29	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Steinhardt) (4)
10.30	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Cargill) (4)
10.31
Senior Unsecured Credit Agreement, dated as of April 23, 1998, among the Operating Partnership, Societe Generale, Southwest Agency, as Co-Arranger, Administrative Agent, and Documentation Agent, Bank of Montreal, Chicago Branch, as Co-Arranger and Syndication Agent, and the Banks (4)

10.32	Lease Agreement, dated as of June 24, 1998, by and between LHO Harborside Hotel, L.L.C. as Landlord, and LaSalle Hotel Lessee, Inc. as Tenant (4)

10.33
Loan and Trust Agreement, dated as of December 15, 1990, as amended and restated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership, and Shawmut Bank, N.A., as trustee (4)

10.34	Credit Enhancement Agreement, dated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A. (4)
10.35
Management Agreement, dated as of February 1, 1990, by and between Logan Harborside Associates II Limited Partnership and Hyatt Corporation, and the First Amendment thereto dated as of June 27, 1991 (4)

10.36
Leasehold Mortgage and Security Agreement, dated as of December 15, 1990, between Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A., and the First Amendment thereto dated as of June 27, 1991 (4)

10.37	1998 Share Option and Incentive Plan (5)
10.38	Amended and Restated Senior Unsecured Credit Agreement (5)
10.39	First Amendment to the Amended and Restated Unsecured Credit Agreement (5)
10.40	Form of First Amendment to Lease with Affiliated Lessee (7)
10.41	Form of Second Amendment to Lease with Affiliate Lessee (7)
10.42	First Amendment to the 1998 Share Option and Incentive Plan (8)
10.43	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through September 9, 1999 (9)
10.44	Loan Agreement dated July 29, 1999 between LHO Financing Partnership I, L.P. and General Electric Capital Corporation (Radisson Convention Hotel) (10)
10.45	Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999 (Radisson Convention Hotel) (10)
10.46	Second Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999 (Radisson Convention Hotel) (10)
10.47	Loan Agreement dated July 29, 1999 between LHO Financing Partnership I, L.P. and General Electric Capital Corporation (Le Meridien Dallas) (10)
10.48	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999 (Le Meridien Dallas) (10)
10.49	Amended and Restated Advisory Agreement and Employee Lease Agreement dated January 1, 2000 between LaSalle Hotel Properties and LaSalle Hotel Advisors, Inc. (11)
10.50	Stock Purchase Agreement dated July 28, 2000 by and among LaSalle Hotel Operating Partnership, L.P. and LaSalle Hotel Co-Investment, Inc., LPI Charities and LaSalle Hotel Properties (12)
10.51
Second Amended and Restated Senior Unsecured Credit Agreement dated November 13, 2000 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (12)

10.52	Environmental Indemnification Agreement dated November 13, 2000 by and among Societe Generale, Bank of Montreal, Deutsche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (12)
10.53	Guaranty and Contribution Agreement dated November 13, 2000 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (12)
10.54	Termination and Services Agreement dated December 28, 2000 by and among LaSalle Hotel Properties, and LaSalle Hotel Advisors, Inc. and LaSalle Investment Management, Inc. (12)
10.55	Revolving Credit Note dated January 3, 2001 between LaSalle Hotel Lessee, Inc. and Firstar Bank, National Association (12)
10.56	Guaranty dated January 3, 2001 between LaSalle Hotel Lessee, Inc. and Firstar Bank, National Association (12)
10.57
Third Amended and Restated Senior Unsecured Credit Agreement dated June 26, 2001 by and among Societe Generale, Bank of Montreal, Deutsche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (13)

10.58	Environmental Indemnification Agreement dated June 26, 2001 by and among Societe Generale, Bank of Montreal, Deutsche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (13)
10.59	Guaranty and Contribution Agreement dated June 26, 2001 by and among Societe Generale, Bank of Montreal, Deutsche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (13)

10.60
Second Amendment to Third Amended and Restated Senior Unsecured Credit Agreement entered into on February 11, 2002 by and among Societe Generale, Bank of Montreal, Bankers Trust Company, Credit Lyonnais, LaSalle Bank, N.A., Fleet National Bank, Firstar Bank, and LaSalle Hotel Operating Partnership, L.P. (14)

10.61	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002 (16)
12.1	Calculation of the Registrant’s Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (6)
21	List of subsidiaries
23	Consent of KPMG LLP
24.1	Power of Attorney (included in Part IV of this Annual Report on Form 10-K)

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on June 15, 1998 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on July 9, 1998 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 14, 1998 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on November 16, 1998 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-77371) on April 29, 1999 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on May 12, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 11, 1999 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-86911) on September 10, 1999 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on November 12, 1999 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 2, 2000 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Registrant’s Form 10-K filed with the SEC on March 27, 2001 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on September 4, 2001 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on February 13, 2002 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 8-A (No. 001-14045) on March 5, 2002 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on March 12, 2002 and incorporated herein by reference.

(b)    Reports on Form 8-K

The Company filed three reports on Form 8-K during the quarter ended December 31, 2001. Information regarding items reported is as follows:

Date	Items Reported On
October 9, 2001	Item 7 – Financial Statements, Proforma Financial Information and Exhibits
Item 9 – Regulation FD Disclosure
The Company issued a press release dated October 8, 2001 that announced a 16.8 percent decrease in room revenue per available room (RevPAR) for the quarter ended September 30, 2001.
October 9, 2001	Item 9 – Regulation FD Disclosure
The Company announced a conference call to be held on October 30, 2001, to discuss the Company’s results for the quarter ended September 30, 2001 and its outlook for the remainder of year 2001.
October 29, 2001	Item 7 – Financial Statements, Proforma Financial Information and Exhibits
Item 9 – Regulation FD Disclosure
The Company issued a press release dated October 29, 2001 that reported earnings for the quarter ended September 30, 2001 and its outlook for the remainder of the year 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: March 20, 2002	BY:	/s/ HANS S. WEGER
Hans S. Weger Executive Vice President, Treasurer and Chief Financial Officer

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

Date	Signature

March 20, 2002	/s/ JON E. BORTZ Jon E. Bortz	Chairman, President and Chief Executive Officer

March 20, 2002	/s/ DARRYL HARTLEY-LEONARD Darryl Hartley-Leonard	Trustee

March 20, 2002	/s/ WILLIAM S. MCCALMONT William S. McCalmont	Trustee

March 20, 2002	/s/ DONALD S. PERKINS Donald S. Perkins	Trustee

March 20, 2002	/s/ STUART L. SCOTT Stuart L. Scott	Trustee

March 20, 2002	/s/ DONALD A. WASHBURN Donald A. Washburn	Trustee

March 20, 2002	/s/ MICHAEL D. BARNELLO Michael D. Barnello	Chief Operating Officer and Executive Vice President of Acquisitions

LASALLE HOTEL PROPERTIES

Index to Financial Statements

LASALLE HOTEL PROPERTIES

LASALLE HOTEL LESSEE, INC.

Independent Auditor’s Report	F-30

Balance Sheets as of December 31, 2000 and 1999	F-31

Statements of Operations for the years ended December 31, 2000, 1999 and for the period from April, 1998 (inception) through December 31, 1998	F-32

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2000, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998	F-33

Statements of Cash Flows for the years ended December 31, 2000, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998	F-34

Notes to Financial Statements	F-35

Independent Auditors’ Report

To the Shareholders and Board of Trustees of
LaSalle Hotel Properties:

We have audited the consolidated financial statements of LaSalle Hotel Properties (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Chicago, Illinois
January 25, 2002, except as to Note 21,
which is as of March 11, 2002

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31, 2001	December 31, 2000
Assets
Investment in hotel properties, net	$550,015	$486,184
Investment in LHL	—	13
Investment in Joint Venture	5,320	5,647
Cash and cash equivalents	2,718	1,414
Restricted cash reserves	6,469	14,640
Rent receivable from lessees:
LHL	—	2,344
Other lessees	3,640	6,816
Notes receivable:
LHL	—	3,900
Other	2,616	4,023
Hotel receivables (net of allowance for doubtful accounts of $125 and $0, respectively)	5,155	—
Deferred financing costs, net	4,445	4,415
Prepaid expenses and other assets	7,878	2,497

Total assets	$588,256	$531,893

Liabilities and Shareholders’ Equity
Borrowings under credit facilities	$175,400	$113,500
Bonds payable, net	42,500	40,314
Mortgage loans	118,562	119,964
Due to JLL	—	966
Due to LHL	—	756
Accounts payable and accrued expenses	13,072	2,900
Advance deposits	1,501	—
Accrued interest	1,038	2,536
Distributions payable	191	7,131

Total liabilities	352,264	288,067
Minority interest in Operating Partnership	5,589	20,288
Minority interest in other partnerships	10	10
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2001 and 2000	—	—
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 18,673,706 and 16,982,416 shares issued and outstanding at December 31, 2001 and 2000, respectively	187	170
Additional paid-in capital	278,060	256,950
Deferred compensation	(2,601)	—
Accumulated other comprehensive loss	(883)	—
Distributions in excess of Retained Earnings	(44,370)	(33,592)

Total shareholders’ equity	230,393	223,528

Total liabilities and shareholders’ equity	$588,256	$531,893

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	For the year ended December 31,
	2001	2000	1999
Revenues:
Hotel operating revenue:
Room revenue	$70,875	$-	$-
Food and beverage revenue	34,424	—	—
Other operating department revenue	12,876	—	—
Participating lease revenue:
LHL	—	30,963	28,290
Other lessees	45,490	52,809	48,553
Interest income:
LHL	—	228	228
Other	764	1,043	760
Equity in income of LHL	—	85	57
Equity in income of Joint Venture	616	1,067	—
Other income	885	56	66

Total revenues	165,930	86,251	77,954

Expenses:
Hotel operating expenses:
Room	17,058	—	—
Food and beverage	25,260	—	—
Other direct	6,805	—	—
Other indirect	33,846	—	—
Depreciation and other amortization	31,429	29,078	25,378
Real estate taxes, personal property taxes and insurance	10,069	8,462	8,205
Ground rent	3,696	3,574	3,351
General and administrative	6,389	952	1,342
Interest	21,005	21,052	16,181
Amortization of deferred financing costs	1,992	1,139	992
Advisory fee	—	3,840	3,670
Lease termination, advisory transaction and subsidiary purchase expenses	1,929	—	—
Writedown of notes receivable	1,172	—	—
Other expenses	4	19	140

Total expenses	160,654	68,116	59,259

Income before minority interest, writedown of property held for sale, extraordinary item and income tax benefit	5,276	18,135	18,695
Minority interest in Operating Partnership	(103)	(488)	(2,706)

Income before writedown of property held for sale, extraordinary item and income tax benefit	5,173	17,647	15,989
Writedown of properties held for sale	(1,872)	(12,296)	(2,000)

Income before extraordinary item and income tax benefit	3,301	5,351	13,989
Extraordinary loss	(973)	—	—

Income before income tax benefit	2,328	5,351	13,989
Income tax benefit	1,507	—	—

Net income applicable to common shareholders	$3,835	$5,351	$13,989

Earnings per common share – basic and diluted:
Income before extraordinary item	$0.26	$0.32	$0.91
Extraordinary item	$(0.05)	$-	$-

Net income	$0.21	$0.32	$0.91

Weighted average number of common shares outstanding
—Basic	18,385,015	16,920,596	15,432,667
—Diluted	18,452,882	16,982,962	15,432,667

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Shareholders’ Equity
(Dollars in thousands, except per share data)

	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Retained Earnings	Distributions in Excess of Retained Earnings	Total
Balance, December 31, 1998	$152	$231,376	$—	$—	$—	$(3,144)	$228,384
Offering costs	—	(106)	—	—	—	—	(106)
Issuance of shares	1	216	—	—	—	—	217
Options granted to Advisor	—	12	—	—	—	—	12
Unit conversions	16	23,831	—	—	—	—	23,847
Distributions declared ($1.515 per common share)	—	—	—	—	(13,989)	(9,786)	(23,775)
Net income	—	—	—	—	13,989	—	13,989

Balance, December 31, 1999	169	255,329	—	—	—	(12,930)	242,568
Issuance of Shares	—	482	—	—	—	—	482
Options granted to advisor	—	53	—	—	—	—	53
Options exercised	1	560	—	—	—	—	561
Unit conversions	—	526	—	—	—	—	526
Distributions declared ($1.535 per common share)	—	—	—	—	(5,351)	(20,662)	(26,013)
Net income	—	—	—	—	5,351	—	5,351

Balance, December 31, 2000	170	256,950	—	—	—	(33,592)	223,528
Issuance of Shares	—	46	—	—	—	—	46
Options exercised	3	3,722	—	—	—	—	3,725
Unit conversions	11	14,388	—	—	—	—	14,399
Deferred compensation	3	2,954	—	(2,957)	—	—	—
Amortization of deferred compensation	—	—	—	356	—	—	356
Unrealized loss on interest rate derivatives	—	—	(883)	—	—	—	(883)
Distributions declared ($0.795 per common share)	—	—	—	—	(3,835)	(10,778)	(14,613)
Net income	—	—	—	—	3,835	—	3,835

Balance, December 31, 2001	$187	$278,060	$(883)	$(2,601)	$—	$(44,370)	$230,393

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows
(Dollars in thousands, except per share data)

	For the year ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$3,835	$5,351	$13,989
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	31,429	29,078	25,378
Amortization of deferred financing fees	1,992	1,139	992
Bond premium amortization	(314)	(1,257)	(1,257)
Minority interest in Operating Partnership	103	488	2,706
Options granted to Advisor	—	53	12
Writedown of properties held for sale	1,872	12,296	2,000
Writedown of notes receivable	1,172	—	—
Loss on investment in LHL	8	—	—
Income tax benefit	(1,507)	—	—
Deferred compensation	356	—	—
Equity in income of LHL	—	(85)	(57)
Equity in income of Joint Venture	(616)	(1,067)	—
Cost of early extinguishment of debt	973	—	—
Changes in assets and liabilities:
Rent receivable from lessees	5,460	(3,823)	(2,249)
Hotel receivables	(780)	—	—
Prepaid expenses and other assets	3,035	(1,969)	3,442
Due to JLL	(966)	255	392
Due to LHL	—	756	—
Accounts payable and accrued expenses	(4,414)	(1,032)	633
Advance deposits	(134)	—	—
Accrued interest	(1,488)	708	(58)

Net cash flow provided by operating activities	40,016	40,891	45,923

Cash flows from investing activities:
Improvements and additions to hotel properties	(22,725)	(30,965)	(31,912)
Acquisitions of hotel properties	(86,534)	—	(28,233)
Acquisition of LHL	(53)	—	—
Investment in Joint Venture	—	(4,785)	—
Distributions from Joint Venture	943	1,129	—
Purchase of office furniture and equipment	(417)	—	—
Repayment of notes receivable	4,265	—	—
Funding of notes receivable	(130)	(56)	(421)
Distributions from LHL	5	108	—
Funding of restricted cash reserves	(5,479)	(15,901)	(18,997)
Proceeds from restricted cash reserves	13,966	14,144	15,903
Proceeds from sale of investments in hotel properties	14,928	4,473	—

Net cash flow used in investing activities	(81,231)	(31,853)	(63,660)

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows—Continued
(Dollars in thousands, except per share data)

	For the year ended December 31,
	2001	2000	1999
Cash flows from financing activities:
Borrowings under credit facilities	159,886	50,300	86,830
Repayments under credit facilities	(97,986)	(101,700)	(86,630)
Proceeds from issuance of bonds	42,500	—	—
Repayments under bond issues	(40,000)	—	—
Proceeds from mortgage loans	—	74,500	46,500
Repayments of mortgage loans	(1,402)	(842)	(194)
Cost of early extinguishment of debt	(973)	—	—
Payment of deferred financing costs	(1,107)	(3,781)	(811)
Payment of preferred offering costs	(168)	—	—
Proceeds from exercise of stock options	3,725	561	—
Offering costs	—	—	(106)
Distributions	(21,956)	(28,274)	(27,810)

Net cash flow provided by (used in) financing activities	42,519	(9,236)	17,779

Net change in cash and cash equivalents	1,304	(198)	42
Cash and cash equivalents at beginning of year	1,414	1,612	1,570

Cash and cash equivalents at end of year	$2,718	$1,414	$1,612

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements
(Dollars in thousands, expect per share data)

1.    Organization and Initial Public Offering

LaSalle Hotel Properties (the “Company”) was organized in the state of Maryland on January 15, 1998 as a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company was formed to own hotel properties. The Company had no operations prior to April 29, 1998, at which time the Company completed its initial public offering (the “IPO”). Effective January 1, 2001, the Company became self-administered and self-managed (see Note 11). The Company buys, owns and leases upscale and luxury full-service hotels located in convention, resort and major urban business markets.

As of December 31, 2001, the Company owned interests in 17 hotels (collectively, the “Hotels”) with approximately 5,900 suites/rooms located in eleven states and the District of Columbia. The Company owns 100% equity interests in 15 of the hotels, a 95.1% interest in a partnership which owns one hotel and a 9.9% equity interest in the Chicago Hotel Venture (as defined in Note 4) which also owns one hotel. All of the Hotels are leased under participating leases (“Participating Leases”) which provide for rent based on hotel revenues and are managed by independent hotel operators (“Hotel Operators”). Six of the Hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and ten of the Hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or its wholly owned subsidiaries (see Note 13). Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. As more fully described in Note 4 below, the Hotel which is owned by the Chicago Hotel Venture is leased to Chicago 540 Lessee in which the Company also has a 9.9% equity interest.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner with an approximate 97.6% ownership at December 31, 2001. At December 31, 2001, continuing investors held, in the aggregate, 443,183 Units or a 2.4% limited partnership interest in the Operating Partnership. The outstanding Units are redeemable at the option of the holder for a like number of Common Shares of the Company, or, at the option of the Company, for the cash equivalent thereof.

2.    Summary of Significant Accounting Policies

        Basis of Presentation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, LHL and its consolidated subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated.

        Reclassification

Certain 2000 items have been reclassified to conform to 2001 presentations.

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

        Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings against the senior unsecured credit facility, LHL Credit Facility, Massport Bonds, borrowings under the 1999 Mortgage Loan and borrowings under the 2000 Mortgage Loans (all defined in Note 7). Due to their short maturities, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts which reasonably approximate fair value. As borrowings under the senior unsecured credit facility, LHL Credit Facility and Massport Bonds bear interest at variable market rates, carrying value approximates market value at December 31, 2001 and 2000 for the senior unsecured credit facility and at December 31, 2001 for both the LHL Credit Facility and Massport Bonds. At December 31, 2001, the

carrying value of the 1999 Mortgage Loan and 2000 Mortgage Loans approximated fair value, as the interest rates associated with the borrowings approximated current market rates.

        Investment in Hotel Properties

Hotel properties are stated at cost and are depreciated using the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements, five years for furniture, fixtures and equipment, and three years for computer equipment.

The Company periodically reviews the carrying value of each Hotel to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on undiscounted future cash flows. In 1999, the Company recorded a writedown of $2,000 for the Holiday Inn Plaza Park. In 2000, the Company recorded an additional writedown of $1,266 for the Holiday Inn Plaza Park and $11,030 for the Radisson Hotel Tampa. In 2001, the Company recorded an additional writedown of $1,872 for the Radisson Hotel Tampa. Both Hotels have subsequently been sold (see Note 6). The Company does not believe that there are any factors or circumstances indicating impairment of any of its investments in the remaining 17 Hotels.

Hotel properties are considered held for sale when actively marketed and sale is expected to occur within one year.

        Investments in Joint Venture

Investment in Joint Venture represents the Company’s 9.9% equity interest in each of (i) the Chicago Hotel Venture and (ii) Chicago 540 Lessee (as defined in Note 4), both of which are associated with the Chicago Marriott Downtown. The Company accounts for its Investment in Joint Ventures under the equity method of accounting. Accordingly, the Company carries its investment at cost, plus its equity in net earnings, less distributions received since the date of acquisition. In addition, pursuant to the joint venture agreement, the Company earns a priority preferred return based on the net operating cash flow of Chicago Hotel Venture.

The Chicago Hotel Venture entered into a $120.0 million interest-only loan which matures on February 1, 2003 and bears interest at a rate of 2.75% plus adjusted LIBOR, (as defined). The loan is secured by the Chicago Property. As of December 31, 2001, the interest rate was 4.9%. Monthly interest rates are due in arrears throughout the term. The Company’s pro rata share of the loan amounts to approximately $11.9 million.

        Investment in LHL

Prior to January 1, 2001, the Company owned a non-controlling 9% interest in LHL (see Note 13) in which the Company together with Jones Lang LaSalle Incorporated (“JLL”) and LPI Charities, a charitable corporation organized under the laws of the state of Illinois, made all material decisions concerning LHL’s business affairs and operations. Accordingly, the Company did not control LHL and carried its investment at cost, plus its equity in net earnings, less distributions received since the date of inception.

Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $500 (which included an aggregate of $455 in payments to JLL and LPI Charities for the shares then held by them) in accordance with the Stock Purchase Agreement dated July 28, 2000. Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code (see Note 13).

        Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company utilizes derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.

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

To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company utilizes a variety of borrowings including lines of credit and medium and long-term financings. To reduce overall interest cost, the Company uses interest rate instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually lower than that which would have been available if debt with matching characteristics was issued directly.

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

        Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized over the three-year term of the senior unsecured credit facility, over the ten-year terms of the 1999 Mortgage Loan and 2000 Mortgage Loans and the over 17-year term of the Massport Bonds (see Note 7). Accumulated amortization at December 31, 2001, 2000 and 1999 was $3,531, $2,304 and $1,316, respectively.

        Distributions

The Company pays quarterly distributions to its shareholders as directed by the Board of Trustees. The Company’s ability to pay distributions is dependent on the receipt of distributions from the Operating Partnership.

        Revenue Recognition

For properties not leased by LHL, the Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective Participating Leases. Base and participating rent is recognized based on quarterly thresholds, pursuant to the lease agreements (see Note 10). For properties leased by LHL the Company recognizes revenue on an accrual basis in accordance with the hotel operations.

        Minority Interest

Minority interest in the Operating Partnership represents the limited partners’ proportionate share of the equity in the Operating Partnership. On January 1, 2001, JLL and its affiliates redeemed 964,334 Units and an additional 131,630 Units were redeemed by other unitholders during the remainder of 2001. At December 31, 2001, the aggregate partnership interest held by the limited partners in the Operating Partnership was approximately 2.4%. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

Minority interest in the San Diego Subsidiary Partnership (as defined in Note 4) represents the limited partner’s proportionate share of the equity in the San Diego Subsidiary Partnership. Income is allocated to minority interest based on the terms of the partnership agreement.

        Operating Partnership Units

Outstanding operating partnership Units are redeemable at the option of the holder for a like number of Common Shares of the Company or, at the option of the Company, for the cash equivalent thereof.

        Recently Issued Accounting Pronouncements

On January 1, 2001, the Company adopted Statement of Accounting Standards (“SFAS”) 133, as amended by SFAS 137 and SFAS 138. Upon adoption of SFAS 133, the Company had no derivatives and thus there was no transition adjustment. Based upon the Company’s application of SFAS 133, for the year ended December 31, 2001, the adoption had no material adverse effect on the Company’s consolidated financial statements. On December 31, 2001, the fair market value of derivative instruments held was $(883).

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations, (“SFAS 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121 (“SFAS 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for permanent impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until January 1, 2002. The adoption is not expected to have any material affect on the Company.

On October 10, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 replaces and supersedes SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business”, for the disposal of segments of a business. SFAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported on continuing operations or in discontinued operations. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The company adopted SFAS 144 on January 1, 2002. The Company anticipates the adoption will have no material affect on the Company.

        Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) commencing with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to Federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

Effective January 1, 2001, LHL became a wholly owned taxable-REIT subsidiary (“TRS”) of the Company and as such is required to pay income taxes at the applicable rates. For the year ended December 31, 2001, LHL recorded an income tax benefit of $1,507 that is included in the accompanying financial statements. At December 31, 2001, LHL recorded a deferred asset of $1,074 due to an operating loss carry forward of $2,184 which expires in 2021. Management believes that it is more likely than not that this deferred tax asset will be realized.

The following is a reconciliation between GAAP net income and taxable income for the years ended December 31, 2001, 2000 and 1999:

	Estimate 2001	2000	1999
GAAP net income	$3,835	$5,351	$13,989
Add: Book depreciation and amortization	31,429	29,078	25,378
Less: Tax depreciation and amortization	(27,967)	(26,161)	(23,290)
Book/tax difference on gains/losses from capital transactions	(6,242)	2,738	—
Other book/tax differences, net	1,232	2,472	(3,779)

Adjusted taxable income subject to 90% dividend requirement	$2,287	$13,478	$12,298

The following is a reconciliation between cash dividends paid and the dividends paid deduction for the years ended December 31, 2001, 2000 and 1999:
	Estimate 2001	2000	1999
Cash dividends paid	$20,965	$25,883	$23,076
Less: Dividends designated to prior year	(6,538)	(6,408)	(5,709)
Plus: Dividends designated from following year	187	6,538	6,408
Less: Portion designated return of capital	(8,914)	(4,780)	(2,115)

Dividends paid deduction	$5,700	$21,233	$21,660

For federal income tax purposes, the cash distributions paid to the Company’s shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. The following characterizes distributions paid per common share for the years ended December 31, 2001, 2000 and 1999:

	Estimate 2001		2000		1999
	$	%	$	%	$	%
Ordinary income	$0.3101	39.00%	$1.2625	82.25%	$1.3802	91.10%
Return of capital	0.4849	61.00%	0.2725	17.75%	0.1348	8.90%
Capital gains	—%		—	—%	—	—%
Unrecaptured Section 1250 gain	—	—%	—	—%	—	—%

	$0.7950	100.00%	$1.5350	100.00%	$1.5150	100.00%

        Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the effect of in-the-money stock options.

3.    Notes Receivable

The Company provided working capital to LHL and the other lessees in the aggregate amount of $2,046 in exchange for notes receivable (“Working Capital Notes”). In addition, the Company sold certain furniture, fixtures and equipment (“FF&E”) to two of its unaffiliated lessees in exchange for notes receivable (“FF&E Notes”) of $1,584. During the current year, the FF&E Notes were adjusted to net realizable value resulting in a writedown of $1,172 based on the Company’s valuation estimate of FF&E which secures the loans. As of December 31, 2001, the outstanding balances on the FF&E Notes were $411. Both the Working Capital Notes and the FF&E Notes are payable in monthly installments of interest only. The Working Capital Notes bear interest at either 5.6%, 6.0% or 9.0% per annum and have terms identical to the terms of the related Participating Lease. The FF&E Notes bear interest at 5.6% and 6.0% per annum and have an initial term of five years unless extended at the Company’s option.

4.    Acquisition of Hotel Properties

The Initial Hotels were previously owned by various limited and general partnerships (the “Existing Partnerships”). In conjunction with the IPO and the related formation transactions, the Initial Hotels, except for Radisson Convention Hotel

(previously owned by LRP Bloomington Limited Partnership), were purchased by the Company from their Existing Partnerships and were accounted for as purchase transactions. LRP Bloomington Limited Partnership, the Existing Partnership that retained the largest number and percentage of voting rights of the Company after the formation transactions, was designated as the predecessor (the “Predecessor”) for accounting purposes. Therefore, the Company recorded a purchase accounting adjustment in order to account for the Radisson Convention Hotel using the historical basis of accounting.

In June 1998, the Company acquired an interest in the San Diego Princess Resort (the “San Diego Property”) through a subsidiary partnership, LHO Mission Bay Hotel, L.P. (the “San Diego Subsidiary Partnership”). The San Diego Subsidiary Partnership is a limited partnership of which the Operating Partnership holds an approximate 95.1% general partnership interest. The 457-room San Diego Property was renamed the San Diego Paradise Point Resort. The San Diego Property was acquired for an aggregate purchase price of $73.0 million funded with proceeds from a borrowing under the Company’s senior unsecured credit facility (as defined in Note 7) and from the proceeds of the sale of 112,458 Common Shares to the limited partner of the San Diego Subsidiary Partnership who operates the San Diego Property pursuant to the terms of a participating lease.

Also in June 1998, the Company acquired a 100% interest in the 270-room Harborside Hyatt Conference Center & Hotel in Boston (the “Boston Property”) through an indirect subsidiary, LHO Harborside Hotel, L.L.C. (the “Harborside Subsidiary L.L.C.”). The Harborside Subsidiary L.L.C. is a limited liability company, of which the Operating Partnership is the sole member. The Boston Property was acquired for an aggregate purchase price of $73.5 million, which included the assumption of $40.0 million of tax exempt industrial revenue bonds to which the Boston Property is no longer subject. The remainder of the purchase price was funded with proceeds from a borrowing under the Company’s senior unsecured credit facility. The hotel is leased to LHL and Hyatt Hotels Corporation continues to operate the Boston Property under an existing management agreement.

On June 2, 1999, the Company acquired a 100% interest in the 234-room Hotel Viking in Newport, Rhode Island (the “Newport Property”) through an indirect subsidiary, LHO Viking Hotel, L.L.C. (the “Viking Subsidiary L.L.C.”). The Viking Subsidiary L.L.C. is a limited liability company, of which the Operating Partnership is the sole member. The Newport Property was acquired from Bellevue Properties Inc. (“Bellevue”) for an aggregate purchase price of $28 million funded with proceeds from a borrowing under the Company’s senior unsecured credit facility.

On January 25, 2000, the Company entered into a joint venture arrangement (the “Chicago Hotel Venture”) with The Carlyle Group, an institutional investor to acquire the 1,192-room Chicago Marriott Downtown (the “Chicago Property”) in Chicago, Illinois for a purchase price of $175.0 million. The Company, through the Operating Partnership, owns a 9.9% equity interest in the Chicago Hotel Venture. The Company receives an annual preferred return in addition to its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. The Chicago Property is leased to Chicago 540 Lessee, Inc., in which the Company also owns a 9.9% equity interest. The Carlyle Group owns a 90.1% controlling interest in both the Chicago 540 Hotel Venture and Chicago 540 Lessee, Inc. Marriott International operates the Chicago Property pursuant to a long-term incentive-based operating agreement.

Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $500 (which included an aggregate of $455 in payments to JLL and LPI Charities for the shares then held by them) in accordance with the Stock Purchase Agreement dated July 28, 2000. Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code. The cost associated with the transaction was expensed in the first quarter of 2001 and is classified as an operating expense in the accompanying consolidated financial statements. As of December 31, 2001, LHL leases the following ten hotels:

•	Marriott Seaview Resort
•	LaGuardia Airport Marriott
•	Omaha Marriott Hotel
•	Harborside Hyatt Conference Center & Hotel
•	Hotel Viking
•	D.C. Boutique Collection (four hotels)
•	Holiday Inn on the Hill

On March 8, 2001, the Company acquired a 100% interest in four full-service hotels (the “D.C. Boutique Collection”) in Washington, D.C. with a total of 502 guestrooms for a net purchase price of approximately $42.5 million. Each of the four hotels in the D.C. Boutique Collection was originally constructed as an apartment building and as a result, features large guestrooms or suites. The Company leases each of the hotels to wholly owned subsidiaries of LHL. As of December 31,

2001, two of the four hotels have been fully renovated, improved and repositioned as unique high-end, independent boutique hotels. On October 10, 2001, the Topaz Hotel (formerly the Canterbury Hotel) opened. On December 14, 2001, the Hotel Rouge (formerly the Quality Hotel & Suites Downtown) opened. The renovation and repositioning of the remaining two hotels is scheduled to commence during the second quarter of 2002 and is expected to be completed by the fourth quarter of 2002. The Company has undertaken the redevelopment program, currently projected to cost an aggregate of approximately $30.0 million. The Kimpton Hotel & Restaurant Group, L.L.C. has been retained to manage and operate each of the hotels in the D.C. Boutique Collection as independent, non-branded, boutique hotels.

On June 1, 2001, the Company purchased all of the issued and outstanding stock of I&G Capitol, Inc., which owns the Holiday Inn on the Hill. The 343-guestroom upscale full-service hotel, located on Capitol Hill in Washington, D.C., was acquired for a net purchase price of approximately $44.0 million. A wholly owned subsidiary of LHL, leases the property and has retained Crestline Hotels & Resorts, Inc. (“Crestline”) to manage the hotel. Crestline has been the manager of the property since 1997.

5.    Investment in Hotel Properties

Investment in Hotels as of December 31, 2001 and 2000 consists of the following:

	December 31, 2001	December 31, 2000
Land	$60,710	$46,384
Buildings and improvements	493,937	427,114
Furniture, fixtures and equipment	97,571	87,548

	652,218	561,046
Accumulated depreciation	(102,203)	(74,862)

	$550,015	$486,184

The Hotels are located in California (two), the District of Columbia (five), Florida, Louisiana, Massachusetts, Minnesota, Nebraska, New Jersey, New York, Rhode Island and Texas.

6.    Disposition of Hotel Properties

On August 16, 2000, the Company sold Holiday Inn Plaza Park for $4,600. The asset had been classified as held for sale since December 31, 1999 at which time depreciation was suspended. Based on initial pricing expectations, the net book value of the asset was reduced by $2,000 to $5,508 in 1999. As of June 30, 2000, a purchase and sale agreement was entered into with an expected net sales proceeds of $4,242. As a result, the Company recognized an additional writedown of $1,266 in the second quarter of 2000, which included $358 of estimated accrued closing costs.

On August 15, 2001, the Company sold the Radisson Hotel Tampa for $15,500. The asset was classified as held for sale on December 6, 2000 at which time depreciation was suspended. Based on initial pricing expectations, the Company recognized a writedown of $11,030, reducing the net book value of the asset to $17,027 in 2000, which included $200 of estimated accrued closing costs. As of July 3, 2001, a purchase and sale agreement was entered into with expected net sales proceeds of $15,084. As a result, the Company recognized an additional writedown of $1,843 in the second quarter of 2001, which included an additional $216 of estimated accrued costs. Actual proceeds net of prorations and closing costs were approximately $14,928.

Results of operations for the Radisson Hotel Tampa are as follows:

	For the year ended December 31,
	2001	2000	1999
Total Revenues	$2,340	$2,750	$2,810
Total Expenses	276	2,047	1,765
Income from Operations	$2,064	$703	$1,045

7.    Long-Term Debt

        Credit Facility

The Company has obtained a senior unsecured credit facility from a syndicate of banks, which provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. Borrowings under the senior unsecured credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. On February 11, 2002, the Company amended the senior unsecured credit facility amending certain debt covenant definitions and limiting total outstanding borrowings to $175.0 million through November 15, 2002. In addition, dividend distributions were limited to $0.01 per share for the first and second quarters of 2002, $0.20 for the third and fourth quarters of 2002 and $0.30 for the first and second quarters of 2003; however, the fourth quarter 2002 distribution may be adjusted in order to meet distribution requirements under the Code. The Company intends to maintain its REIT status by meeting annual distribution requirements under the Code. For the year ended December 31, 2001, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 6.1%. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2001. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 50 basis points. The Company incurred an unused commitment fee of approximately $110 and $200 for the years ended December 31, 2001 and December 31, 2000, respectively. At December 31, 2001 and 2000, the Company had outstanding borrowings against the senior unsecured credit facility of $175,400 and $113,500, respectively.

On January 3, 2001, LHL obtained a three–year commitment for a $5,000 senior unsecured revolving credit facility (the “LHL Credit Facility”) to be used for working capital and general corporate purposes. Borrowings under the LHL Credit Facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the facility for the year ended December 31, 2001 was 5.7%. LHL is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 0.25% of the unused portion of the LHL Credit Facility. At December 31, 2001, the Company had no outstanding borrowings under the LHL Credit Facility.

        Bonds Payable

On June 24, 1998 the Company, through the Harborside Subsidiary L.L.C., acquired the Boston Property subject to $40,000 of Massachusetts Port Authority special project revenue bonds (“Massport Bonds”) previously issued under the loan and trust agreement with the Massachusetts Port Authority (“Massport”), as amended (“Massport Bond Agreement”). The Massport Bonds were collateralized by the leasehold improvements and bore interest at 10.0% per annum through the date of maturity, March 1, 2026. Interest payments were due semiannually on March 1 and September 1. The Massport Bonds were to be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon was due in full. The Company had the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a prepayment penalty which varies depending on the date of prepayment.

On March 1, 2001, the Company redeemed the $40.0 million aggregate principal amount of tax-exempt Massport Bonds, which bore interest at an annual fixed rate of 10%. Proceeds for the redemption were derived from $37.1 million of newly issued tax exempt and $5.4 million of newly issued taxable bonds, each having a 17-year maturity, bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds.A call premium of $792 and an interest expense of $435 associated with the escrows, which was later offset by a $254 reimbursement of interest expense, were incurred and were classified as an extraordinary item in the accompanying consolidated financial statements. Interest expense, net of the premium amortization for the years ended December 31, 2001 and 2000 was $1,305 and $2,743, respectively. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation, which expire on March 1, 2004. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel. The excess proceeds of approximately $1,900 and the $4,000 reserve fund from the original Massport Bonds were used to pay down borrowings on the senior unsecured credit facility.

Prior to March 1, 2001, under the terms of the Massport Bond Agreement, certain cash reserves were required to be held in trust for payments of interest, credit enhancement fees and ground rent. As of December 31, 2000, these reserves totaled $7,864, and were included in Restricted Cash Reserves. In conjunction with the refinancing, cash reserves were no longer required effective March 1, 2001.

        Mortgage Loans

On July 29, 1999, the Company, through the newly formed LHO Financing Partnership I, L.P. (the “Financing Partnership”) entered into a $46,500 mortgage loan (the “1999 Mortgage Loan”). The 1999 Mortgage Loan is secured by the Radisson Convention Hotel, located in Bloomington, Minnesota, and Le Meridien Dallas. The loan matures on July 31, 2009 and does not allow for prepayment prior to January 31, 2009, without penalty. The loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the Financing Partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes.

The 1999 Mortgage Loan had principal balances of $45,023 and $45,690 at December 31, 2001 and December 31, 2000, respectively. Future scheduled debt principal payments at December 31, 2001 are as follows (in thousands):

2002	$723
2003	784
2004	850
2005	922
2006	999
Thereafter	40,745

$45,023

On July 27, 2000, the Company, through three newly formed partnerships, LHO Hollywood LM, L.P., LHO New Orleans LM, L.P., and LHO Key West HI, L.P. (the “2000 Financing Partnerships”), entered into three ten-year mortgage loans totaling $74,500 (the “2000 Mortgage Loans”). The 2000 Mortgage Loans are secured by the Le Montrose Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida. The loans bear interest at a fixed rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The loan agreements require the 2000 Financing Partnerships to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes on each of the Le Montrose Suite Hotel, Le Meridien New Orleans and Holiday Inn Beachside Resort and with respect to Le Meridien New Orleans, one month’s ground rent.

The 2000 Mortgage Loans had a principal balance of $73,539 and $74,274 at December 31, 2001 and 2000. Future scheduled debt principal payments at December 31, 2001 are as follows (in thousands):

2002	$798
2003	865
2004	921
2005	1,016
2006	1,103
Thereafter	68,836

$73,539

8.    Shareholders’ Equity

        Common Shares of Beneficial Interest

In connection with the acquisition of the Initial Hotels, the Company issued 912,122 restricted Common Shares to JLL. The Common Shares were valued at $18.00 per share or $16,418. The Company also granted 1,280,569 rights to purchase Common Shares at the exercise price of $18.00 per share in connection with the acquisition of the Initial Hotels. Included as part of the 1,280,569 rights granted, were 457,346 rights granted to the Advisor (as defined in Note 11). The Company has recorded these rights in shareholders’ equity at their fair value on the date of grant, which was $2,997. All rights had a one year vesting period and a 10 year term. At December 31, 2001, all of the rights were exercisable.

In connection with the purchase of the San Diego Property (see Note 4), the sole limited partner in the San Diego Subsidiary Partnership (which is an affiliate of the Hotel Operator) acquired 112,458 Common Shares from the Company for a purchase price of $2,000. The purchase and sale of the Common Shares was a condition to the selection of the affiliate of the limited partner as Hotel Operator of the San Diego Property, and the Common Shares have been pledged to the Operating Partnership to secure the limited partner’s obligations under the related Participating Lease.

On February 22, 1999, the Company issued an aggregate of 4,995 Common Shares to the independent members of its Board of Trustees for a portion of their 1998 Compensation. The Common shares were issued in lieu of cash, at the trustees’ election.

On March 4, 1999, pursuant to the advisory agreement, the Company issued 10,988 Common Shares to the Advisor for the incentive portion of the 1998 advisory fee, in lieu of the $155, which would have otherwise been due to the Advisor.

On May 13, 1999, the Company’s registration statement on Form S-3 under the Securities Act of 1933 (the “Securities Act”), as amended, registering $200,000 of Common Shares, Common Share Warrants, Preferred Shares of Beneficial Interest (the “Preferred Shares”) and Depository Shares representing Preferred Shares was declared effective.

On January 25, 2000, in connection with the Chicago Hotel Venture and the acquisition of the Chicago Property (See Note 4), the Company issued 16,667 Units to an affiliate of the previous owner of the Hotel for consideration valued at approximately $300.

On February 14, 2000, the Company issued an aggregate of 6,125 Common Shares to the independent members of its Board of Trustees for a portion of their 1999 compensation. The Common Shares were issued in lieu of cash, at the trustees’ election. These Common Shares were issued under the 1998 Share Option and Incentive Plan (the “1998 SIP”).

On February 15, 2000, pursuant to the advisory agreement, the Company issued 31,318 Common Shares to the Advisor for the incentive portion of the 1999 advisory fee, in lieu of $412, which would have otherwise been due to the Advisor.

As of December 31, 2001, the Company has reserved 1,900,000 Common Shares for future issuance under the 1998 SIP (as defined in Note 12). The Company has also reserved a total of 1,280,569 Common Shares for future issuance pursuant to rights which have been issued and 1,539,147 Common Shares for issuance upon the conversion of the Units, both of which were issued in connection with the IPO, the acquisition of the Initial Hotels and the formation of the Company.

During 2000, the Company granted options to the Advisor under the 1998 SIP. In conjunction with this grant, the Company recorded an expense of $53 for the year ended December 31, 2000, which is included in Advisory Fee in the accompanying statements of operations. These options vested on January 18, 2000.

On March 5, 2001, the company issued an aggregate of 3,107 Common Shares to the independent members of its Board of Trustees for their 2000 compensation. The Common Shares were issued in lieu of cash at the trustees’ election. These Common Shares were issued under the SIP.

        Operating Partnership Units

The outstanding Units are redeemable at the option of the holder for a like number of Common Shares of the Company or, at the option of the Company, for the cash equivalent thereof.

During 2001, 1,095,964 Units were converted to Common Shares on the following dates:

Date	Units Converted
January 1, 2001	964,334	(1)
May 18, 2001	124,130
May 21, 2001	7,500

Total Units Converted	1,095,964

(1)	These Units were converted by the Advisor and its affiliates.

As of December 31, 2001, the Operating Partnership had 443,183 Units outstanding, representing a 2.4% partnership interest held by the limited partners.

9.    Earnings Per Share

The limited partners’ outstanding units in the Operating Partnership (“Units”) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests’ share of income would also be added back to net income.

The following table sets forth the computation of basic and diluted EPS:

	For the year ended December 31,
	2001	2000	1999
Numerator:
Income before extraordinary item	$4,808	$5,351	$13,989
Extraordinary loss	(973)	—	—

Net Income	$3,835	$5,351	$13,989

Denominator:
Weighted average number of common shares
—Basic	18,385,015	16,920,596	15,432,667
Effect of dilutive securities common
Share options	67,867	62,366	—

Weighted average number of common shares
—Diluted	18,452,882	16,982,962	15,432,667

	For the year ended December 31,
	2001	2000	1999
Basic EPS:
Net income per weighted average common shares	$0.21	$0.32	$0.91

Diluted EPS:
Net income per weighted average common shares	$0.21	$0.32	$0.91

10.    Participating Leases

The Participating Leases have noncancelable terms ranging from seven to 11 years (from commencement), subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Participating Lease is the greater of base rent, as defined, or participating rent. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index (“CPI”) published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating Lease revenues for the years ended December 31, 2001, 2000 and 1999 were $45,490, $83,772 and $76,843, of which $14,013, $30,751 and $25,126 was in excess of base rent, respectively.

Future minimum rentals (without reflecting future CPI increases) to be received by the Company pursuant to the Participating Leases for each of the years in the period 2002 to 2006 and in total thereafter are as follows:

	LHL	Non-LHL	Total
2002	$51,007	$10,782	$61,789
2003	51,007	11,030	62,037
2004	51,007	11,030	62,037
2005	51,007	11,030	62,037
2006	51,007	11,030	62,037
Thereafter	98,110	17,655	115,765

	$353,145	$72,557	$425,702

11.    Advisory Agreement

Upon completion of the IPO, the Company entered into an advisory agreement with LaSalle Hotel Advisors, Inc. (the “Advisor”). From its inception through December 31, 2000, the Advisor acted as an external advisor providing management, acquisition, advisory and administration services pursuant to an Advisory Agreement and an Employee Lease Agreement (collectively the “Advisory Agreement”). The initial term of the Advisory Agreement extended through December 31, 1999, subject to successive, automatic one year renewals unless terminated according to the terms of the Advisory Agreement. On October 25, 1999, the Company’s Board of Trustees approved the renewal of the Advisory Agreement through December 31, 2000.

The Advisory Agreement provided for payment of a base fee, payable quarterly, starting at 5% of the first $100.0 million of net operating income (“NOI”), as defined. The percentage of NOI used to calculate the base fee was reduced by 0.2% for every incremental $125.0 million of NOI above $100.0 million until $600.0 million, at which point any excess NOI above $600.0 million was subject to a base fee of 4%. In addition, the Advisory Agreement provided for payment of an annual incentive fee to be paid by the Company in arrears. The annual incentive fee was equal to 25% of the product of (i) the amount by which the funds from operations (“FFO”) per common share/Unit (as defined) for the calendar year then ended (the “Measurement Year”) exceeded a growth rate of 7% per annum of the FFO per common share/Unit for the prior calendar year and (ii) the common shares/Units outstanding for the Measurement Year. Payment of the incentive fee was in common shares, Units or cash at the option of the Advisor.

On November 15, 2000, the Company’s Board of Trustees approved the early termination of the Advisory Agreement and voted to become a self-administered and self-managed REIT effective January 1, 2001. The Company terminated its advisory relationship with LaSalle Hotel Advisors, Inc. (the “Advisor”) in accordance with the Termination and Services Agreement dated December 28, 2000. The Company paid the Advisor $600 for 2001 transition services including waiving the termination notice period and providing support and advice through the first quarter of 2001. In addition, the Company purchased the assets to operate the Company at book value. The entire management team of the Advisor became employees of the Company and continues to oversee and manage all activities of the Company under the new self-administered and self–managed structure.

12.    Share Option and Incentive Plan

In April 1998, the Board of Trustees adopted and the then current shareholders approved the 1998 SIP which is currently administered by the Compensation, Contract and Governance Committee (the “Compensation Committee”) of the Board of Trustees. The Company’s employees and the Hotel Operators and their employees generally are eligible to participate in the 1998 SIP. Independent Trustees continuing in office after an annual meeting of shareholders of the Company receive automatic annual grants of options to purchase 5,000 Common Shares at a per share exercise price equal to fair market value of a Common Share on the date of the annual shareholder meeting.

The 1998 SIP authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash Trustees’ fees, (iv) grants of Common Shares in lieu of cash compensation, and (v) the making of loans to acquire Common Shares in lieu of compensation. The exercise price of share options is determined by the Compensation Committee, but may not be less than 100% of the fair market value of the Common Shares on the date of grant. Options under the plan vest over a period determined by the Compensation Committee, which is generally a three year period. The duration of each option is also determined by the Compensation Committee, however, the duration of each option shall not exceed 10 years from date of grant.

On May 19, 1999, the common shareholders approved an amendment to the 1998 SIP, increasing the number of Common Shares authorized for issuance under the SIP from 757,000 to 1,500,000. On May 16, 2001, the common shareholders approved an amendment to the 1998 SIP, increasing the number of Common Shares authorized for issuance under the SIP from 1,500,000 to 1,900,000. Accordingly, at December 31, 2001 and 2000, 1,900,000 and 1,500,000 shares were authorized for issuance under the 1998 SIP.

On February 1, 2001, an affiliate of the Advisor exercised 300,000 options. Proceeds from the exercise of the options were used to reduce outstanding borrowings on the senior unsecured credit facility.

On April 24, 2001 and November 2, 2001, the Company granted 52,500 and 362,506 non-qualified stock options at a strike price of $15.50 and $8.55, respectively to its employees including executive officers. The options granted vest over three and four years and expire on January 30, 2011 and November 2, 2011, respectively.

On April 24, 2001 and November 1, 2001, the Company granted 57,444 and 234,608 restricted shares of common stock, respectively, to the Company’s executive officers. The restricted shares granted vest over three and four years. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. Compensation cost is recognized on a straight line basis over the vesting period. Compensation expense recognized for the restricted shares and classified as general and administrative expense was $356 for year ended December 31, 2001.

On May 16, 2001, the Company granted 30,000 non-qualified stock options at a strike price of $16.51 to the independent members of its Board of Trustees. The options granted vest over three years and expire on March 16, 2011.

A summary of the Company’s stock option activity for the years ended December 31 is as follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	640,867	$12.83	380,200	$13.84	81,000	$16.22
Options granted	445,006	9.91	333,500	11.81	310,700	13.20
Options exercised	(300,167)	12.41	(45,167)	12.41	(11,500)	—
Options forfeited	—	—	(27,666)	15.19	—	13.25

Outstanding at end of year	785,706	$11.33	640,867	$12.83	380,200	$13.84

Weighted average remaining life-outstanding	7.5 years		5.6 years		6.2 years
Range of exercise prices	$8.55-$18.00		$11.63-$18.00		$13.19-$18.00
Exercisable at end of the year	200,917	$13.80	395,740	$12.99	43,667	$16.90
Available for future grant at year end	457,835		802,846		1,114,805
Weighted average per share fair value of options granted during the year	$0.72		$1.32		$1.55

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001		2000		1999
Expected Life	8.23	years	7.2	years	7.2	years
Expected Volatility	14.73%		23.80%		32.00%
Risk-free Interest Rate	4.80%		4.70%		4.80%
Dividend Yield	10.60%		11.80%		10.90%

Pro Forma Net Income and Net Income Per Common Share

The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 SIP. Accordingly, no compensation costs have been recognized, except $53 and $12 for the options granted to the Advisor during 2000 and 1999, respectively, which were accounted for under the method required by Statement of Financial Accounting Standards (“SFAS”) No. 123. Had compensation cost for all of the options granted under the Company’s 1998 SIP been determined in accordance with the method required by SFAS No. 123, the Company’s net income and net income per common share for 2001, 2000 and 1999 would approximate the pro forma amounts below (in thousands, except per share data).

	2001	2000	1999
	Pro Forma	Pro Forma	Pro Forma
Proforma net income	$3,408	$5,215	$13,886

Proforma net income per common share:
Basic	$0.19	$0.31	$0.90

Diluted	$0.19	$0.31	$0.90

13.    LHL

A significant portion of the Company’s revenue is a result of hotel operating revenues distributed by LHL. Included in other indirect hotel operating expenses are the following items related to LHL:

For the year ended December 31, 2001
General and administrative	$10,279
Sales and marketing	6,738
Repairs and maintenance	4,873
Utilities and insurance	4,144
Management and incentive fees	6,550
Other expenses	1,262

Total other indirect expenses	$33,846

Certain condensed financial information, related to the LHL’s financial statements, is as follows:

December 31, 2000
Balance Sheet Information:
Cash and cash equivalents	$6,208
Due from LaSalle Hotel Properties	756
Total assets	12,887
Notes payable to LaSalle Hotel Properties	3,900
Total liabilities	12,834
Stockholders’ equity	53
Total liabilities and stockholders’ equity	12,887

	For the year ended December 31,
	2000	1999
Statement of Operations Information:
Total revenues	$107,991	$100,700
Participating lease expense	30,963	28,290
Net income	862	633

At December 31, 2000 and 1999, the Company owed LHL $756 and $30, respectively, for reimbursement of capital improvements, which were paid by LHL.

Prior to January 1, 2001, LHL was owned as follows: 9.0% by the Company, 45.5% by Jones Lang LaSalle Incorporated (“JLL”) and 45.5% by LPI Charities, a charitable organization organized under the laws of the state of Illinois. Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $500 (which included an aggregate of $455 in payments to JLL and LPI charities for the shares then held by them) in accordance with the Stock Purchase Agreement dated July 28, 2000. Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the taxable–REIT subsidiary provisions of the Code. The cost associated with the transaction was expensed during the first quarter of 2001 and is classified as an operating expense in the accompanying consolidated financial statements. As of December 31, 2001, LHL leases the following ten hotels owned by the Company:

•	Marriott Seaview Resort
•	LaGuardia Airport Marriott
•	Omaha Marriott Hotel
•	Harborside Hyatt Conference Center & Hotel
•	Hotel Viking
•	D.C. Boutique Collection (four hotels)
•	Holiday Inn on the Hill

All of the remaining hotels in which the Company owns an interest, excluding the Chicago Hotel Venture, are leased directly to affiliates of the current Hotel Operators of those respective hotels.

Effective January 1, 2001, the Company waived LHL’s obligations under the Participating Leases to deposit with the Company security deposits for as long as LHL remains a wholly owned subsidiary of the Company. As a result, on January 5, 2001, $370 of security deposits were returned to LHL.

On January 17, 2001, LHL paid the Company $3,900 pursuant to a note between the Company and LHL. LHL financed the payment with cash, cash equivalents and borrowings under the LHL Credit Facility.

On February 26, 2001, the Company terminated the operating lease on the Hotel Viking with Bellevue Properties, Inc. and entered into a lease with LHL on essentially the same terms. Bellevue Properties, Inc. received $840 in payment relating to termination, tax settlement due under the Purchase and Sale Agreement and other items. Of this amount, $796 was expensed and classified as lease termination, advisory transaction and subsidiary purchase expenses in the accompanying consolidated financial statements. Noble House Hotel & Resorts replaced Bellevue Properties, Inc. as manager for the property.

On April 12, 2001, the Company and LHL, as the owner/lessee, respectively, of the Marriott Seaview Resort (the “Hotel”), Marriott Ownership Resorts, Inc. (“MORI”), as the developer of timeshare units adjacent to the Hotel (the “Villas”), and certain Marriott entities related to MORI, entered into a Comprehensive Restructuring Agreement (“CRA”), an Integration Agreement, and Fourth Amendment to Management Agreement (collectively, with the CRA, the “Agreements”), all effective as of December 30, 2000 which, in part, provide for the integration of the operations of the Hotel and the Villas. Pursuant to the terms of the Agreements, the Company will receive on an annual basis, along with the benefits of the integration of both facilities, three percent (3%) of timeshare sales at the Villas, five percent (5%) of transient rental income from the rental of the Villas, and a performance guarantee which will be in place for a minimum of seven years. In exchange, the Company will, in accordance with the CRA, conditionally release a six night minimum stay provision at the Villas contained in (i) the management agreement, (ii) the ground lease for the “Pines Golf Course”, and (iii) the deed for the Villas.

On December 31, 2001, the Company terminated its third party operating lease on the Key West Holiday Inn Beachside Resort in Key West, Florida with Beachside Hospitality, Inc., an affiliate of Crestline. In conjunction with the lease termination the Company was paid $621. Effective January 1, 2002 the Company entered into a lease with LHL on essentially the same terms with an affiliate of Crestline remaining as manager. Interstate Hotels Company will replace Crestline as manager of the property effective April 1, 2002.

14.    Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On April 6, 2001, the Company entered into a two–year, nine–month fixed interest rate swap at 4.87% for $30,000 of the balance outstanding on its senior unsecured credit facility, which currently fixes the interest rate at 7.62% including the Company’s current spread, which varies with its leverage ratio. As of December 31, 2001, there was $883 in unrealized losses represented in Accumulated Other Comprehensive Income, a component of shareholders’ equity.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments. The notional value at December 31, 2001 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At December 31, 2001:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$30,000,000	4.868%	12/31/03	$(883)

At December 31, 2001, the derivative instrument was reported at its fair value as Accounts payable and accrued expenses of $883.

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

The Company hedges its exposure to the variability in future cash flows for transactions it anticipates entering into in the foreseeable future. During the forecasted period, unrealized gains and losses in the hedging instrument will be reported in accumulated other comprehensive income. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.

15.    Commitments and Contingencies

Three of the Hotels, Le Meridien New Orleans, San Diego Paradise Point Resort and Harborside Hyatt Conference Center & Hotel, are subject to ground leases under noncancelable operating leases with terms ranging out to May 2081. Total lease expense for the years ended December 31, 2001, 2000 and 1999 was $3,696, $3,574 and $3,351, respectively. Future minimum lease payments are as follows:

2002	$2,530
2003	2,530
2004	2,530
2005	2,530
2006	2,530
Thereafter	108,722

$121,372

The Company is obligated to make funds available to the Hotels for capital expenditures (the “Reserve Funds”), as determined in accordance with the Participating Leases. The majority of Reserve Funds have not been recorded on the books and records of the Company as such amounts will be capitalized as incurred. The amounts obligated under the Reserve Funds range from 4.0% to 5.5% of the individual hotel’s total revenues. The total amount obligated by the Company under the Reserve Funds is approximately $14,238 at December 31, 2001, of which $4,214 is available in restricted cash reserves for future capital expenditures. As of December 31, 2001, purchase orders and letters of commitment totaling approximately $6,200 have been issued for renovations.

The nature of the operations of the Hotels exposes them to the risk of claims and litigation in the normal course of their businesses. Although the outcome of these matters cannot be determined, management does not expect that the ultimate resolution of these matters will have a material adverse effect on the financial position, operations or liquidity of the Hotels.

16.    Related Party Transactions

At December 31, 2000, the Company had a payable to JLL of $966, primarily for the advisory fee. For the year ended December 31, 2000, the total advisory fee was $3,840, of which $125 represented the incentive portion of the advisory fee.

Effective January 1, 2001, the Company became a self-administered and self-managed REIT. The Company terminated its advisory relationship with the Advisor in accordance with the Termination and Services Agreement dated December 28, 2000. In connection with the termination, the Company paid the Advisor $600 for 2001 transition services including the waiver of termination notice period and for providing support and advice through the first quarter of 2001. The Company purchased assets used to operate the Company at book value of approximately $302 and paid $50 for informational technology services.

17.    Comprehensive Income

The Company’s comprehensive loss consists of unrealized losses on interest rate derivatives. Similar losses were not incurred in 2000. For the year ended December 31, 2001, the comprehensive income was $2,952. As of December 31, 2001, the Company’s accumulated other comprehensive loss was $883.

18.    Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2001	2000	1999
Interest paid, net of capitalized interest	$23,561	$22,300	$17,652

Interest capitalized	$782	$699	$174

Supplemental schedule of non-cash investing and financing activities:
Issuance of Units in conjunction with the investment in Chicago Hotel Venture	$—	$300	$—

Advances to LHL converted to notes receivable	$—	$—	$2,400

Distributions payable	$191	$7,131	$7,000

Exchange of Units for Common Shares:
Minority interest	$(14,399)	$(526)	$(23,847)
Common shares	11	—	16
Additional paid-in capital	14,388	526	23,831

	$—	$—	$—

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$87,743	$—	$28,052
Note receivable	—	—	167
Other assets purchased	—	—	14
Liabilities, net of other assets	(1,209)	—	—

Acquisitions of hotel properties	$86,534	$—	$28,233

In conjunction with the LHL acquisition, the Company assumed the following assets and liabilities:
Accounts receivable, net	$4,375	$—	—
Other assets purchased	8,512	—	—
Liabilities	(12,834)	—	—

Total net assets	$53	$—	—

In conjunction with the hotel disposition, the Company disposed of the following assets and liabilities:
Sale of real estate	$(15,542)	$(4,580)	$—
Note receivable	—	(100)	—
Other assets disposed	(5)	(110)	—
Liabilities	619	317	—

Disposition of hotel properties	$(14,928)	$(4,473)	$—

19.    Pro Forma Financial Information (Unaudited)

The following condensed pro forma financial information is presented as if the following acquisitions as discussed in Note 4 had been consummated and leased as of January 1, 2000.

•	Chicago Marriott Downtown (9.9% interest)
•	LaSalle Hotel Lessee, Inc.
•	D.C. Boutique Collection
•	Holiday Inn on the Hill

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and all the Hotels had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the year ended December 31,
	2001	2000
Total revenues	$176,379	$194,123
Net income applicable to common shareholders	$6,006	$7,882

Net income applicable to common shareholders per weighted average common share outstanding
—basic	$0.33	$0.47
—diluted	$0.33	$0.46

Weighted average number of common shares outstanding
—basic	18,385,015	16,920,596
—diluted	18,452,882	16,982,962

20.    Subsequent Events

The Company currently expects to engage Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) to manage and operate Le Meridien New Orleans and Le Meridien Dallas. The Company anticipates that Starwood will operate these hotels under the Westin brand affiliation. In connection with the re-branding of these hotels, the Company anticipates spending approximately $6.0 million to enhance the guest experience at these hotels. The Company may be obligated to pay a fee to the parent company of the current lessees of these hotels; however the Company does not believe that such amount which it could be required to pay will have a material adverse effect on the Company’s financial condition, taken as a whole. Contemporaneously with the rebranding of the New Orleans and Dallas hotels, the company expects to lease the New Orleans and Dallas hotels to LHL.

Effective January 1, 2002, after having cancelled its operating lease with an affiliate of Crestline Hotels & Resorts, Inc. on December 31, 2001, the Company entered into a lease with LHL, its wholly owned taxable REIT subsidiary, for the Holiday Inn Beachside Resort in Key West, with an affiliate of Crestline remaining as manager. Interstate Hotels Company will replace Crestline as manager of the property effective April 1, 2002.

On January 15, 2002, the Company paid its fourth quarter distribution of $0.01 per share/unit on its Common Shares and Units.

On January 25, 2002, the Company terminated its third-party operating lease on the Radisson Convention Hotel with Radisson Bloomington Corporation and entered into a lease with LHL on essentially the same terms. There was no cost relating to the lease termination. Radisson Hotels International, Inc. will continue to operate and manage the hotel.

On January 29, 2002, the Company issued 6,726 Common Shares to the independent members of its Board of Trustees for their 2001 compensation. The Common Shares were issued in lieu of cash at the trustees’ election. These Common Shares were issued under the SIP.

On February 11, 2002, the Company amended the senior unsecured credit facility amending certain debt convenant definitions and limiting total outstanding borrowings to $175,000 through November 15, 2002. In addition, dividend distributions were limited to $0.01 per share for the first and second quarters of 2002, $0.20 for the third and fourth quarters of 2002 and $0.30 for the first and second quarters of 2003; however, the fourth quarter 2002 distribution may be adjusted in order to meet distribution requirements under the Code.

In March 2002, the Company completed an underwritten public offering of 3,991,900 10¼% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (Liquidation Preference $25 per share) (the “2002 Equity Offering”). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $96.4 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and will be used to fund the recent and future redevelopment of the D.C. Boutique Collection.

On March 11, 2002, Mr. George F. Little, II, a member of the Board of Trustees of LaSalle Hotel Properties since 1998 and a member of the Company’s Audit Committee and Compensation, Contract and Governance Committee, resigned from the Board effective at the close of business. Mr. Little indicated that he resigned in order to devote more time to George Little Management, LLC, a privately owned trade show management company, of which he is the President and Chief Operating Officer.

21.    Quarterly Operating Results (Unaudited)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2001 and 2000 (in thousands, except per share data). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$33,296	$49,091	$47,012	$36,531
Total expenses	35,631	45,441	43,111	37,912

Net income (loss)	$(2,335)	$3,650	$3,901	$(1,381)

Net Income (loss) applicable to common shareholders per weighted average common Shares outstanding:
Basic and diluted	$(0.13)	$0.20	$0.21	$(0.07)

Weighted average number of common shares outstanding:
Basic	18,144,419	18,356,347	18,439,098	18,594,653

Diluted	18,231,594	18,433,154	18,503,506	18,623,105

	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$17,146	$22,639	$26,590	$19,876
Total expenses	15,452	18,933	18,858	27,657

Net income (loss)	$1,694	$3,706	$7,732	$(7,781)

Net income (loss) applicable to common shareholders per Weighted average common shares outstanding:
Basic	$0.10	$0.22	$0.46	$(0.46)

Diluted	$0.10	$0.22	$0.45	$(0.46)

Weighted average number of common shares outstanding:
Basic	16,881,979	16,901,514	16,925,815	16,972,445

Diluted	16,894,833	16,972,049	17,007,337	17,071,733

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2001

	Encum- brances	Initial Cost			Costs Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried At Close of Period			Accumu- lated Depre- ciation	Net Book Value	Date of Original Constuc- tion	Date of Acquisition	Life on Which Depreciation in Income Statement is Compouted
		Land	Building and Improve- ments	FF&E	Land	Building and Improve- ments	FF&E	Land	Building and Improve- ments	FF&E
1) Radisson Convention Hotel	$29,337	$8,172	$11,258	$13,811	$—	$1,658	$5,299	$8,172	$12,916	$19,110	$15,124	$25,074	1969	12/01/95	3-30 years
2) Le Meridien New Orleans	47,381	—	60,062	6,554	—	389	3,050	—	60,451	9,604	13,693	56,362	1984	04/29/98	3-30 years
3) Le Meridien Dallas	15,686	2,452	20,847	2,166	—	157	3,142	2,452	21,004	5,308	5,951	22,813	1980	04/29/98	3-30 years
4) Marriott Seaview Resort	—	7,415	40,337	2,339	182	1,684	8,861	7,597	42,021	11,200	11,098	49,720	1912	04/29/98	3-30 years
5) Holiday Inn Beachside Resort	11,598	5,505	14,702	1,901	—	932	1,036	5,505	15,634	2,937	3,668	20,408	1960	04/29/98	3-30 years
6) Omaha Marriott Hotel	—	4,268	22,405	3,086	—	798	1,932	4,268	23,203	5,018	5,792	26,697	1982	04/29/98	3-30 years
7) Le Montrose Suite Hotel	14,560	5,004	19,752	2,951	—	1,015	1,501	5,004	20,767	4,452	5,195	25,028	1976	04/29/98	3-30 years
8) LaGuardia Airport Marriott	—	8,127	32,139	3,976	—	2,143	3,176	8,127	34,282	7,152	8,057	41,504	1981	04/29/98	3-30 years
9) San Diego Paradise Point Resort	—	—	69,639	3,665	—	19,365	8,046	—	89,004	11,711	15,534	85,181	1962	06/01/98	3-30 years
10) Harborside Hyatt Conference Center & Hotel	42,500	—	66,159	5,246	—	554	3,636	—	66,713	8,882	12,513	63,082	1993	06/24/98	3-30 years
11) Hotel Viking	—	2,504	25,183	365	77	8,589	3,108	2,581	33,772	3,473	3,725	36,101	1850	06/02/99	3-30 years
12) Topaz Hotel	—	2,137	8,549	—	12	3,216	2,244	2,149	11,765	2,244	251	15,907	1963	03/08/01	3-30 years
13) Clarion Hampshire House Hotel	—	1,682	6,726	—	1	241	79	1,683	6,967	79	192	8,537	1963	03/08/01	3-30 years
14) Hotel Rouge	—	2,162	8,647	—	19	2,708	3,471	2,181	11,355	3,471	143	16,864	1963	03/08/01	3-30 years
15) Howard Johnson Plaza Hotel & Suites	—	2,636	10,546	—	2	125	61	2,638	10,671	61	297	13,073	1962	03/08/01	3-30 years
16) Holiday Inn on the Hill	—	8,353	33,412	2,742	—	—	127	8,353	33,412	2,869	970	43,664	1968	06/01/01

Totals	$161,062	$60,417	$450,363	$48,802	$293	$43,574	$48,769	$60,710	$493,937	$97,571	$102,203	$550,015

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation—Continued
As of December 31, 2001

Reconciliation of real estate and accumulated depreciation:
Reconciliation of Real Estate:
Balance at December 31, 1998	$488,463
Acquisition of hotel	28,052
Improvements and additions to hotel properties	32,957
Writedown of hotel	(2,000)

Balance at December 31, 1999	547,472
Improvements and additions to hotel properties	30,402
Writedown of hotels	(11,761)
Disposal of hotel	(5,067)

Balance at December 31, 2000	561,046
Acquisition of hotel properties	87,592
Improvements and additions to hotel properties	24,666
Writedown of hotel	(1,610)
Disposal of hotel	(19,476)

Balance at December 31, 2001	$652,218

Reconciliation of Accumulated Depreciation:
Balance at December 31, 1998	$20,911
Depreciation	25,370

Balance at December 31, 1999	46,281
Depreciation	29,064
Disposal of hotel	(483)

Balance at December 31, 2000	74,862
Depreciation	31,275
Disposal of hotel	(3,934)

Balance at December 31, 2001	$102,203

28

The Company is providing financial statements for LaSalle Hotel Lessee, Inc. for 2000 and 1999 for the purpose of complying with Rule 3-09 of the Securities and Exchange Commission Regulation S-X. The audited balance sheets of LaSalle Hotel Lessee, Inc. as of December 31, 2000 and 1999 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 are the same as previously filed on March 23, 2001. On January 1, 2001, the Company acquired all remaining stock of LaSalle Hotel Lessee, Inc. from JLL and LPI Charities, which increased the Company’s ownership from 9.0% to 100%. As a result of owning 100% of LaSalle Hotel Lessee, Inc., the operating results of LaSalle Hotel Lessee, Inc. are consolidated in the 2001 financial statements of the Company.

Independent Auditors’ Report

To the Board of Directors and Stockholders
LaSalle Hotel Lessee, Inc.

We have audited the accompanying balance sheets of LaSalle Hotel Lessee, Inc. (the Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

KPMG LLP

Chicago, Illinois
March 23, 2001

LASALLE HOTEL LESSEE, INC.

Balance Sheets
(Dollars in Thousands)

	December 31, 2000	December 31, 1999
Assets
Cash and cash equivalents	$6,208	$5,494
Accounts receivable—trade, net of allowance for
doubtful accounts of $118 and $108, respectively	4,375	3,689
Inventories	609	789
Prepaid expenses and other assets	939	1,174
Due from LaSalle Hotel Properties	756	30

Total assets	$12,887	$11,176

Liabilities and Stockholders’
Due to LaSalle Hotel Properties	$2,344	$1,675
Accounts payable
Trade	2,278	1,254
Advance deposits	1,192	1,368
Accrued expenses
Accrued sales, use and occupancy taxes	544	542
Other accrued liabilities	2,576	2,038
Notes Payable to LaSalle Hotel Properties	3,900	3,900

Total liabilities	12,834	10,777

Stockholders’ equity
Common stock	—	—
Additional paid-in capital	425	425
Retained deficit	(372)	(26)

Total stockholders’ equity	53	399

Total liabilities and stockholders’ equity	$12,887	$11,176

The accompanying notes are an integral part of these financial statements.

LASALLE HOTEL LESSEE, INC.

Statements of Operations
(Dollars in Thousands)

	For the year ended December 31,		For the period from April 29, 1998 (inception) through December 31, 1998
	2000	1999
Revenues
Room revenue	$61,809	$57,515	$36,643
Telephone revenue	2,050	1,874	1,124
Food and beverage revenue	34,501	31,855	20,897
Golf revenue	5,777	6,422	5,680
Other revenue	3,635	2,920	1,949
Interest income	219	114	42

Total revenues	107,991	100,700	66,335

Expenses
Departmental expenses of hotels
Rooms	14,215	13,373	8,736
Telephone	1,147	1,057	607
Food and beverage	24,950	23,550	15,640
Golf	3,838	3,952	3,231
Other	1,598	1,670	1,212
Repairs and maintenance	4,243	4,097	2,577
Utilities	2,739	2,444	1,618
Sales and marketing	6,001	5,564	3,384
General and administrative	7,388	7,367	4,940
Insurance	723	730	360
Management and incentive fees	8,138	7,397	4,975
Participation rent	30,963	28,290	19,436
Interest on notes payable	228	228	54
Other expenses	336	373	224

Total expenses	106,507	100,092	66,994

Net income (loss) before taxes	1,484	608	(659)
Income tax (provision) benefit	(622)	25	—

Net income (loss)	$862	$633	$(659)

The accompanying notes are an integral part of these financial statements.

LASALLE HOTEL LESSEE, INC.

Statements of Stockholders’ Equity (Deficit)
(Dollars in Thousands)

	Common Stock	APIC- Common Stock	Retained Deficit	Total
Initial proceeds from stock issuance	$—	$425	$—	$425
Net loss	—	—	(659)	(659)

Balance at December 31, 1998	—	425	(659)	(234)
Net income	—	—	633	633

Balance at December 31, 1999	—	425	(26)	399
Distributions	—	—	(1,208)	(1,208)
Net income	—	—	862	862

Balance at December 31, 2000	$—	$425	$(372)	$53

The accompanying notes are an integral part of these financial statements.

LASALLE HOTEL LESSEE, INC.

Statements of Cash Flows
(Dollars in Thousands)

	For the year ended December 31,		For the period from April 29, 1998 (inception) through December 31, 1998
	2000	1999
Cash Flows From Operating Activities
Net income (loss)	$862	$633	$(659)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debts	98	86	94
Changes in operating assets and liabilities
Accounts receivable	(784)	30	(3,656)
Inventories	180	(48)	(663)
Prepaid expenses and other assets	236	(105)	(721)
Accounts payable and accrued expenses	1,330	963	2,642

Net cash provided by (used in) operating activities	1,922	1,559	(2,963)

Cash Flows From Financing Activities
Proceeds from notes payable	—	—	1,500
Capital contributions	—	193	232
Proceeds from prorations	—	—	2,568
Advances from LaSalle Hotel Properties	—	—	2,405
Distributions	(1,208)	—	—

Net cash provided by (used in) financing activities	(1,208)	193	6,705

Increase in cash and cash equivalents	714	1,752	3,742
Cash and cash equivalents at beginning of period	5,494	3,742	—

Cash and cash equivalents at end of period	$6,208	$5,494	$3,742

Supplemental Disclosure of Cash Flows:
Cash paid for interest	$228	$213	$54

Advances from the Company converted to notes payable	$—	$2,400	$-

The accompanying notes are an integral part of these financial statements.

LASALLE HOTEL LESSEE, INC.

Notes to Financial Statements
(Dollars in thousands)

1.    Organization

LaSalle Hotel Lessee, Inc. was formed on March 24, 1998 as an Illinois Corporation, (the “Affiliated Lessee”) by Jones Lang LaSalle Incorporated (formerly LaSalle Partners Incorporated) (“JLL”) in connection with the initial public offering of LaSalle Hotel Properties (the “Company”) to serve as lessee for three of the initial hotels owned by the Company. The Affiliated Lessee was owned as follows: 9.0% by the Company, 45.5% by JLL and 45.5% by LPI Charities, a charitable corporation organized under the laws of the state of Illinois. Accordingly, the stockholders shared in the profits and losses of the Affiliated Lessee in accordance with their respective ownership interests. In addition, any cash deficits would have been funded by the stockholders in proportion to their ownership interests. The Affiliated Lessee had no operations prior to April 29, 1998. On June 24, 1998, the Affiliated Lessee leased Harborside Hyatt Conference Center and Hotel (the “Boston Property”) from the Company pursuant to the Company’s acquisition of the Boston Property.

The owners capitalized the Affiliated Lessee with cash contributions totaling $425, which were received during 1999 and 1998. In connection with the formation of the Affiliated Lessee and the subsequent lease of the Boston Property, the Affiliated Lessee assumed certain assets and liabilities of the four hotels. The net liability totaling $2,568 was paid to the Affiliated Lessee by the Company. All four hotels (the “hotels”) are leased under participating leases (“Participating Leases”) which provide for rent based on hotel revenues and are managed by independent hotel operators (the “Hotel Operators”).

On July 28, 2000, the Affiliated Lessee entered into a Stock Purchase Agreement (the “Sale Agreement”) with LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”), to sell all of the issued and outstanding shares of capital stock of the Affiliated Lessee for $500. Effective January 1, 2001, the Affiliated Lessee is a 100% owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions.

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

        Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. The Affiliated Lessee’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which due to their short maturities, are carried at amounts which reasonably approximate fair value.

        Inventories

Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of cost or market.

        Revenue Recognition

Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible. Such losses have been within management’s expectations.

        Membership Fees

Golf course membership fees are recognized as revenue using the straight-line method over the membership period.

3.    Participating Leases

The Participating Leases are operating leases with noncancelable terms of 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each Participating Lease is the greater of base rent, as defined, or participating rent. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the applicable Consumer Price Index (“CPI”). Participating Lease expense for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 was $30,963, $28,290 and $19,436 of which approximately $11,941, $9,923 and $7,125 was in excess of base rent, respectively.

Future minimum rentals (without reflecting future CPI increases) to be paid by the Affiliated Lessee pursuant to the Participating Leases for the years 2001 to 2005 and in total thereafter are as follows:

2001	$19,825
2002	19,825
2003	19,825
2004	19,825
2005	19,825
Thereafter	46,948

Total	$146,073

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

4.    Advisory Agreement

On April 29, 1998, the Affiliated Lessee entered into an advisory agreement (the “Advisory Agreement”) with LaSalle Hotel Advisors, Inc. (the “Advisor”), a wholly owned subsidiary of JLL, to provide all management, administrative and accounting services for the Affiliated Lessee. The Advisory Agreement will remain in effect until either party gives notice of termination. This agreement was not renewed for 2001. The Advisory Agreement provided for an annual fee, prorated for any partial year the Advisory Agreement is in effect. The advisory fee increased 2% annually and increased by $2,500 with each additional hotel leased by the Company to the Affiliated Lessee.

The advisory fee for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 was $27, $26 and $17, respectively.

5.    Income Taxes

The components of the income tax expense (benefit) were as follows:

	2000	1999
Federal
Current	$451	$11
Deferred	—	(33)
State and Local
Current	171	9
Deferred	—	(12)

Total income tax expense (benefit)	$622	$(25)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,		For the period from April 29, 1998 (inception) through December 31, 1998
	2000	1999
Computed “Expected” tax expense (benefit) (2000 and 1999 at 34%, 1998 at 25%)	$505	$207	$(165)
State income taxes, net of federal income tax effect	113	51	(35)
Change in valuation allowance	—	(292)	200
Other, net	4	9	—

Income tax expense (benefit)	$622	$(25)	$—

The components of the Affiliated Lessee’s deferred tax assets as of December 31 were as follows:

	2000	1999
Deferred tax assets:
Operating loss carryforward	$—	$—
Gift certificate liability	—	—
Allowance for doubtful accounts	45	45

Gross deferred tax assets	45	45
Less: valuation allowance	—	—

Deferred tax assets	$45	$45

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

6.    Hotel Operator Agreements

The hotels have entered into separate management agreements (“Operator Agreements”) with the Hotel Operators. Pursuant to the terms of the Hotel Operator Agreements, the Hotel Operators are to manage the hotels for a base management fee ranging from 3.0% to 4.0% of gross revenues plus an incentive fee equal to a percentage of certain measures of profitability, as defined. For the year ended December 31, 2000, base and incentive management fees totaled $3,493 and $4,645, respectively. For the year ended December 31, 1999, base and incentive management fees totaled $3,171 and $4,226, respectively. For the period from April 29, 1998 (inception) through December 31, 1998, base and incentive management fees totaled $2,045 and $2,930, respectively. Management fees of approximately $57 and $49 were payable on December 31, 2000 and December 31, 1999, respectively. In addition, pursuant to the terms of the Hotel Operator Agreements, the Hotel Operators provide the hotels with various services and supplies, including marketing, reservations, and insurance.

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

On January 3, 2001, the Affiliated Lessee obtained a three-year commitment for a $5,000 senior unsecured revolving credit facility (the “2001 Credit Facility”) to be used for working capital and general corporate purposes. Borrowings under the 2001 Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an “Adjusted Base Rate” plus an applicable margin, at the election of the Affiliated Lessee. The Affiliated Lessee is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 25 basis points.

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