Form 10-Q
period 2002-03-31
LASALLE HOTEL PROPERTIES
filed 2002-05-15
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM             TO

Commission file number 1–14045

LaSalle Hotel Properties
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) 4800 Montgomery Lane, Suite M25, Bethesda, MD (Address of principal executive officer)	36-4219376 (IRS Employer Identification No.) 20814 (Zip Code)

Registrant’s telephone number, including area code 301/941–1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at May 13, 2002
Common Shares of Beneficial Interest ($0.01 par value)	18,680,432

10¼% Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	3,991,900

PART I.    Financial Information

Item 1.    Financial Statements

LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets:
Investment in hotel properties, net	$544,737	$550,015
Investment in joint venture	4,817	5,320
Cash and cash equivalents	8,010	2,718
Restricted cash reserves	12,036	6,469
Rent receivable	4,697	3,640
Notes receivable	1,960	2,616
Hotel receivables (net of allowance for doubtful accounts of $190 and $125, respectively)	6,012	5,155
Deferred financing costs, net	4,638	4,445
Prepaid expenses and other assets	12,877	7,878

Total assets	$599,784	$588,256

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities	$93,518	$175,400
Bonds payable	42,500	42,500
Mortgage loans	118,173	118,562
Accounts payable and accrued expenses	12,443	13,072
Advance deposits	2,175	1,501
Accrued interest	877	1,038
Distributions payable	739	191

Total liabilities	270,425	352,264

Minority interest in operating partnership	5,515	5,589
Minority interest in other partnerships	10	10

Commitments and contingencies

Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized, 3,991,900 and no shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	40	—
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 18,680,432 and 18,673,706 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	187	187
Additional paid–in capital	374,158	278,060
Deferred compensation	(2,404)	(2,601)
Accumulated other comprehensive loss	(642)	(883)
Distributions in excess of retained earnings	(47,505)	(44,370)

Total shareholders’ equity	323,834	230,393

Total liabilities and shareholders’ equity	$599,784	$588,256

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months ended March 31,
	2002	2001
Revenues:
Hotel operating revenues:
Room revenue	$18,037	$11,654
Food and beverage revenue	8,802	5,924
Other operating department revenue	2,123	1,436
Participating lease revenue	8,475	14,034
Interest income	90	276
Equity in loss of joint venture	(97)	(119)
Other income	12	91

Total revenues	37,442	33,296

Expenses:
Hotel operating expenses:
Room	5,135	3,248
Food and beverage	6,866	4,880
Other direct	1,528	1,110
Other indirect	9,524	6,379
Depreciation and other amortization	8,629	7,338
Real estate and personal property taxes and insurance	2,624	2,378
Ground rent	833	907
General and administrative	1,657	1,406
Interest	4,620	5,337
Amortization of deferred financing costs	576	350
Lease termination, advisory transaction and subsidiary purchase expenses	—	1,919
Other expenses	—	2

Total expenses	41,992	35,254

Loss before minority interest, extraordinary loss and income tax benefit	(4,550)	(1,958)
Minority interest in operating partnership	74	74

Loss before extraordinary loss and income tax benefit	(4,476)	(1,884)
Extraordinary loss	—	(1,227)

Loss before income tax benefit	(4,476)	(3,111)
Income tax benefit	2,080	776

Net loss	(2,396)	(2,335)

Distributions to preferred shareholders	(739)	—

Net loss applicable to common shareholders	$(3,135)	$(2,335)

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations—Continued
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months ended March 31,
	2002	2001
Earnings per Common Share—Basic:
Loss applicable to common shareholders before extraordinary loss	$(0.17)	$(0.06)
Extraordinary loss	—	(0.07)

Net loss applicable to common shareholders	$(0.17)	$(0.13)

Earnings per Common Share—Diluted:
Loss applicable to common shareholders before extraordinary loss	$(0.17)	$(0.06)
Extraordinary loss	—	(0.07)

Net loss applicable to common shareholders	$(0.17)	$(0.13)

Weighted average number common shares outstanding:
Basic	18,678,339	18,144,419
Diluted	18,820,010	18,231,594

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,396)	$(2,335)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and other amortization	8,629	7,338
Amortization of deferred financing costs	576	350
Bond premium amortization	—	(314)
Minority interest in operating partnership	(74)	(74)
Loss on investment in LHL	—	8
Income tax benefit	(2,080)	(776)
Deferred compensation	197	—
Equity in income of joint venture	97	119
Cost of early extinguishment of debt	—	1,227
Changes in assets and liabilities:
Rent receivable	(1,057)	1,844
Prepaid expenses and other assets	(2,747)	5,003
Hotel receivables	(682)	623
Due to Jones Lang LaSalle Incorporated	—	(966)
Accounts payable and accrued expenses	318	(5,806)
Advance deposits	674	—
Accrued interest	(182)	(88)

Net cash flow provided by operating activities	1,273	6,153

Cash flows from investing activities:
Improvements and additions to hotel properties	(4,504)	(4,940)
Acquisition of hotel properties	—	(42,471)
Acquisition of LHL	—	(53)
Distributions from joint venture	406	339
Distributions from LHL	—	5
Purchase of office furniture and equipment	(19)	(405)
Repayment of notes receivable	854	4,065
Funding of notes receivable	(198)	(66)
Funding of restricted cash reserves	(6,676)	(1,705)
Proceeds from restricted cash reserves	1,109	10,832

Net cash flow used in investing activities	(9,028)	(34,399)

Cash flows from financing activities:
Borrowings under credit facility	11,660	51,125
Repayments under credit facility	(93,542)	(14,264)
Proceeds from issuance of bonds	—	42,500
Repayments under bond issues	—	(40,000)
Cost of early extinguishment of debt	—	(1,227)
Mortgage loan repayments	(389)	(361)
Payment of deferred financing costs	(554)	(692)
Proceeds from exercise of stock options	—	3,725
Proceeds from issuance of preferred shares	99,798	—
Preferred offering costs	(3,735)	—
Distributions	(191)	(7,131)

Net cash flow provided by financing activities	13,047	33,675

Net change in cash and cash equivalents	5,292	5,429
Cash and cash equivalents, beginning of period	2,718	1,414

Cash and cash equivalents, end of period	$8,010	$6,843

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2002
(Dollars in thousands, except per share data)
(Unaudited)

1.    Organization

LaSalle Hotel Properties (the “Company”) was organized in the state of Maryland on January 15, 1998 as a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company was formed to own hotel properties. The Company had no operations prior to April 29, 1998, at which time the Company completed its initial public offering. Effective January 1, 2001, the Company became self-administered and self-managed. The Company buys, owns and leases upscale and luxury full-service hotels located in convention, resort and major urban business markets.

As of March 31, 2002, the Company owned interests in 17 hotels with approximately 5,900 rooms/suites located in eleven states and the District of Columbia. The Company owns 100% equity interests in 15 of the hotels, a 95.1% interest in a partnership which owns one hotel and a 9.9% equity interest in a joint venture that owns one hotel. All of the hotels are leased under participating leases which provide for the greater of a base rent or a participating rent based on hotel revenues and are managed by independent hotel operators. Four of the hotels are leased to unaffiliated lessees (affiliates of whom also manage these hotels) and 12 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or its wholly owned subsidiaries (see Note 9). As more fully described in Note 5, the Hotel which is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company also has a 9.9% equity interest. Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of the operating partnership with an approximate 97.6% ownership at March 31, 2002. At March 31, 2002, continuing investors held, in the aggregate, 443,183 units of limited partnership or a 2.4% limited partnership interest in the operating partnership. The outstanding units are redeemable at the option of the holder for a like number of common shares of the Company, or, at the option of the Company, for the cash equivalent thereof.

2.    Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements and related notes have been prepared in accordance with the financial information and accounting policies described in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2001 audited financial statements included in the Company’s 2001 Annual Report on Form 10–K and present interim disclosures as required by the Securities and Exchange Commission. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, as well as the accounting changes to adopt Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” necessary for a fair presentation of the consolidated balance sheets, operating results, and cash flows for the periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings under the senior unsecured credit facility, borrowings under LHL’s credit facility, special project revenue bonds with the Massachusetts Port Authority, and mortgage loans on five properties. Due to their short maturities, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts which reasonably approximate fair value. As borrowings under the senior unsecured credit facility, borrowings under LHL’s credit facility and the special project revenue bonds bear interest at variable market rates, carrying values approximate market values at March 31, 2002 and December 31, 2001. At March 31, 2002, the carrying value of the mortgage loans approximated fair value, as the interest rates associated with the borrowings approximated current market rates.

Investment in Hotels

The Company’s investments in hotels are carried at cost and are depreciated using the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements, five years for furniture, fixtures and equipment, and three years for computer equipment.

The Company periodically reviews the carrying value of each hotel to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel based on undiscounted future cash flows. The Company does not believe that there are any factors or circumstances indicating impairment of any of its investments in the 17 hotels.

Hotel properties are considered held for sale when actively marketed and sale is expected to occur within one year.

Investment in Joint Venture

Investment in joint venture represents the Company’s 9.9% equity interest in each of (i) the joint venture that owns the Chicago Marriott Downtown (ii) Chicago 540 Lessee Inc., both of which are associated with the Chicago Marriott Downtown. The Company accounts for its Investment in joint venture under the equity method of accounting. Accordingly, the Company carries its investment at cost, plus its equity in net earnings, less distributions received since the date of investment. In addition, pursuant to the joint venture agreement, the Company earns a priority preferred return based on the net operating cash flow of this joint venture.

The joint venture that owns the Chicago property entered into a $120.0 million interest-only loan which matures on February 1, 2003 and bears interest at a rate of 2.75% plus adjusted London Inter-Bank Offer Rate. The loan is secured by the Chicago property. As of March 31, 2002, the interest rate was 4.6%. Monthly interest payments are due in arrears throughout the term. The Company’s pro rata share of the loan is approximately $11.9 million.

Investment in LHL

Prior to January 1, 2001, the Company owned a non-controlling 9% interest in LHL (see Note 9). The Company, together with Jones Lang LaSalle Incorporated and LPI Charities, a charitable corporation organized under the laws of the state of Illinois, made all material decisions concerning LHL’s business affairs and operations. Accordingly, the Company did not control LHL and carried its investment at cost, plus its equity in net earnings, less distributions received since the date of investment.

Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $500 (which included an aggregate of $455 in payments to Jones Lang LaSalle Incorporated and LPI Charities for the shares then held by them) in accordance with the Stock Purchase Agreement dated July 28, 2000. Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Internal Revenue Code of 1986, as amended (the “Code”) (see Note 9).

Revenue Recognition

For properties not leased by LHL, the Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective participating lease. Base and participating rent is recognized based on quarterly thresholds, pursuant to the lease agreements. For properties leased by LHL, the Company recognizes revenue on an accrual basis in accordance with the hotel operations.

Recently Issued Accounting Pronouncements

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Upon adoption of SFAS No. 133, the Company had no derivatives and thus there was no transition adjustment. Based upon the Company’s application of SFAS No. 133, the adoption had no material adverse effect on the Company’s consolidated financial statements. On March 31, 2002, the fair market value of derivative instruments held was $(642).

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company was required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for permanent impairment. The adoption does not have any material affect on the Company.

On October 10, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces and supersedes SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The company adopted SFAS No. 144 on January 1, 2002. The adoption does not have any material affect on the Company.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to Federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to Federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to Federal, state and local income taxes.

As a wholly owned taxable REIT subsidiary of the Company, LHL is required to pay income taxes at the applicable rates.

3.    Earnings Per Common Share

The limited partners’ outstanding limited partnership units in the operating partnership have been excluded from the diluted earnings per common share calculation as there would be no effect on the amounts since the operating partnership’s minority interest share of income would also be added back to net income. The computation of basic and diluted earnings per common share is presented below:

	For the three months ended March 31,
	2002	2001
Numerator:
Net loss applicable to common shareholders before extraordinary loss	$(3,135)	$(1,108)
Extraordinary loss	—	(1,227)

Net loss applicable to common shareholders	$(3,135)	$(2,335)

Denominator:
Weighted average number of common shares—Basic	18,678,339	18,144,419
Effect of Dilutive Securities:
Common Stock Options	141,671	87,175

Weighted average number of common shares—Diluted	18,820,010	18,231,594

Basic Earnings Per Common Share:
Net loss applicable to common shareholders per weighted average common share before extraordinary loss	$(0.17)	$(0.06)
Extraordinary loss	—	(0.07)

Net loss applicable to common shareholders	$(0.17)	$(0.13)

Diluted Earnings Per Common Share:
Net loss applicable to common shareholders per weighted average common share before extraordinary loss	$(0.17)	$(0.06)
Extraordinary loss	—	(0.07)

Net loss applicable to common shareholders	$(0.17)	$(0.13)

4.    Income Taxes

The components of the income tax benefit were as follows:

	For the three months ended March 31,
	2002	2001
Federal
Current	$1,544	$678

State and local
Current	536	98

Total income tax benefit	$2,080	$776

As of March 31, 2002 the Company had a deferred tax asset of $3,154. The deferred tax asset results primarily from an operating loss carry forward of $2,184 from the year ended December 31, 2001, which expires in 2021, and the current period’s tax provision. For the quarter ended March 31, 2002, LHL recorded an income tax benefit of $2,080 that is included in the accompanying financial statements. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

5.    Joint Venture

On January 25, 2000, the Company entered into a joint venture arrangement with The Carlyle Group, an institutional investor, to acquire the 1,192-room Chicago Marriott Downtown in Chicago, Illinois, for a purchase price of $175.0 million. The Company, through the operating partnership, owns a 9.9% equity interest in the joint venture. The Company receives an annual preferred return in addition to its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. The Chicago property is leased to Chicago 540 Lessee, Inc., in which the Company also owns a 9.9% equity interest. The Carlyle Group owns a 90.1% controlling interest in both the joint venture and the lessee. Marriott International manages the hotel pursuant to a long-term incentive-based operating agreement.

6.    Long-Term Debt

Credit Facility

The Company has obtained a senior unsecured revolving credit facility from a syndicate of banks, which provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. Borrowings under the senior unsecured credit facility bear interest at floating rates equal to, at the Company’s option, either (i) the London Inter-Bank Offer Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. On February 11, 2002, the Company amended the senior unsecured credit facility amending certain debt covenant definitions and limiting total outstanding borrowings to $175.0 million through November 15, 2002. In addition, dividend distributions were limited to $0.01 per share for the first and second quarters of 2002, $0.20 for the third and fourth quarters of 2002 and $0.30 for the first and second quarters of 2003; however, the fourth quarter 2002 distribution may be adjusted in order to meet distribution requirements under the Code. The Company intends to maintain its REIT status by meeting annual distribution requirements under the Code. For the quarter ended March 31, 2002, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 4.5%. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2002. Additionally, the Company is required to pay a variable commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.50% of the amount of any unused commitments. The Company incurred an unused commitment fee of approximately $66 and $48 for the quarters ended March 31, 2002 and March 31, 2001, respectively. At March 31, 2002 and December 31, 2001, the Company had outstanding borrowings against the senior unsecured credit facility of $88,750 and $175,400, respectively.

On January 3, 2001, LHL obtained a three–year commitment for a $5,000 senior unsecured revolving credit facility to be used for working capital and general corporate purposes. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) the London Inter-Bank Offer Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate for borrowings under the facility for the quarter ended March 31, 2002 was 4.2%. LHL is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 0.25% of the unused portion of the LHL credit facility. At March 31, 2002 and December 31, 2001, the Company had outstanding borrowings against the LHL credit facility of $4,768 and $0, respectively.

Bonds Payable

On June 24, 1998 the Company, through a wholly owned subsidiary, acquired the Harborside Hyatt Conference Center & Hotel subject to $40.0 million of Massachusetts Port Authority special project revenue bonds previously issued under the loan and trust agreement with the Massachusetts Port Authority. These bonds were collateralized by the leasehold improvements and bore interest at 10.0% per annum through the date of maturity, March 1, 2026. Interest payments were due semiannually on March 1 and September 1. These bonds were to be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon was due in full. The Company had the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a variable prepayment penalty depending on the date of prepayment.

On March 1, 2001, the Company redeemed the $40.0 million aggregate principal amount of the bonds. Proceeds for the redemption were derived from $37.1 million of newly issued tax exempt and $5.4 million of newly issued taxable bonds, each having a 17-year maturity, bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. A call premium of $792 and interest expense of $435 associated with the escrows, which was offset in the second quarter of 2001 by a $254 reimbursement of interest expense, were incurred and were classified as extraordinary items in the accompanying consolidated financial statements.

Prior to the redemption of the bonds on March 1, 2001, certain cash reserves were required to be held in trust for payments of interest, credit enhancement fees and ground rent. In conjunction with the refinancing, cash reserves are no longer required. Interest expense for the three months ended March 31, 2002 was $145. The weighted average interest rate for the three months ended March 31, 2002 was 1.4%. These bonds can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation, which expire on March 1, 2004, and for which the Company incurs a 2.0% annual maintenance fee, which is included in amortization of deferred financing costs. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel.

Mortgage Loans

On July 29, 1999, the Company, through LHO Financing Partnership I, L.P., entered into a $46.5 million mortgage loan. This mortgage loan is secured by the Radisson Convention Hotel, located in Bloomington, Minnesota, and Le Meridien Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to January 31, 2009, without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the LHO Financing Partnership I, L.P. to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes. The mortgage loan had principal balances of $44,847 and $45,023 at March 31, 2002 and December 31, 2001, respectively.

On July 27, 2000, the Company, through three partnerships, LHO Hollywood LM, L.P., LHO New Orleans LM, L.P., and LHO Key West HI, L.P., entered into three ten-year mortgage loans totaling $74,500. These mortgage loans are secured by the Le Montrose Suite Hotel, located in West Hollywood, California, Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida. These mortgage loans bear interest at a fixed rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The loans require the LHO Hollywood LM, L.P., LHO New Orleans LM, L.P., and LHO Key West HI, L.P. to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes on the Le Montrose Suite Hotel, Le Meridien New Orleans and Holiday Inn Beachside Resort, respectively, and with respect to Le Meridien New Orleans, one month’s ground rent. These mortgage loans had aggregate principal balances of $73,326 and $73,539 at March 31, 2002 and December 31, 2001.

7.    Shareholder’s Equity

Common Shares of Beneficial Interest

On January 15, 2002, the Company paid its quarterly distribution for the quarter ended December 31, 2001 of $0.01 per share and unit on its common shares and units.

Preferred Shares

In March 2002, the Company completed an underwritten public offering of 3,991,900 shares of 10¼% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (Liquidation Preference $25 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $96.1 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and will be used to fund the recent and future redevelopment of the D.C. Boutique Collection.

On March 26, 2002, the Company declared its pro rata preferred distribution for the quarter ended March 31, 2002 of $0.185 per Series A Preferred Share.

Operating Partnership Units

As of March 31, 2002, the operating partnership had 443,183 units outstanding, representing a 2.4% partnership interest held by the limited partners.

8.    Share Option and Incentive Plan

On January 29, 2002, the Company issued 6,726 common shares to the independent members of its Board of Trustees for 2001 compensation. The common shares were issued in lieu of cash, at the trustee’s election. These common shares were issued under the Company’s 1998 Share Option and Incentive Plan.

At March 31, 2002, there were 452,226 common shares available for future grant under the 1998 Standard Option and Incentive Plan.

9.    LHL

A significant portion of the Company’s revenue is a result of operating revenues generated by the hotels leased by LHL.

Included in Other indirect hotel operating expenses are the following items related to LHL:
	For the three months ended March 31,
	2002	2001
General and administrative	$3,266	$2,006
Sales and marketing	2,152	1,371
Repairs and maintenance	1,554	1,097
Utilities and insurance	1,444	1,099
Management and incentive fees	634	660
Other expenses	474	146

Total other indirect expenses	$9,524	$6,379

Prior to January 1, 2001, LHL was owned as follows: 9.0% by the Company, 45.5% by Jones Lang LaSalle Incorporated and 45.5% by LPI Charities. Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $500 (which included an aggregate of $455 in payments to Jones Lang LaSalle Incorporated and LPI Charities for the shares then held by them) in accordance with the Stock Purchase Agreement dated July 28, 2000. Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the taxable–REIT subsidiary provisions of the Code. The cost associated with the transaction was expensed during the first quarter of 2001 and is classified as an operating expense in the accompanying consolidated financial statements.

Effective January 1, 2002, after having cancelled its operating lease with an affiliate of Crestline Hotels & Resorts, Inc. on December 31, 2001, the Company entered into a lease with LHL for the Holiday Inn Beachside Resort, located in Key West, Florida with an affiliate of Crestline Hotels & Resorts, Inc. remaining as manager. Interstate Hotels Company replaced Crestline Hotels & Resorts, Inc. as manager of the property effective April 1, 2002.

On January 25, 2002, the Company terminated its third-party operating lease on the Radisson Convention Hotel with Radisson Bloomington Corporation and entered into a lease with LHL on essentially the same terms. There was no cost relating to the lease termination. Radisson Hotels International, Inc. continues to manage the hotel.

As of March 31, 2002, LHL leased the following 12 hotels:

•	Marriott Seaview Resort
•	LaGuardia Airport Marriott
•	Omaha Marriott Hotel
•	Harborside Hyatt Conference Center & Hotel
•	Hotel Viking
•	D.C. Boutique Collection (four hotels)
•	Holiday Inn on the Hill
•	Holiday Inn Beachside Resort
•	Radisson Convention Hotel

All of the remaining hotels in which the Company owns an interest, excluding the joint venture that owns the Chicago Marriott Downtown, are leased directly to affiliates of the current managers of such hotels.

10.    Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On April 6, 2001, the Company entered into a two–year, nine–month fixed interest rate swap at 4.87% for $30,000 of the balance outstanding on its senior unsecured credit facility, which as of March 31, 2002, fixes the interest rate at 7.62% including the Company’s current spread, which varies with its leverage ratio. As of March 31, 2002, there was $642 in unrealized losses represented in Accumulated Other Comprehensive Loss, a component of shareholders’ equity.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments. The notional value at March 31, 2002 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At March 31, 2002:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$30,000	4.868%	12/31/03	$(642)

At March 31, 2002, the derivative instrument was reported at its fair value as other liabilities of $642.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive loss. Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $367 of the amount held in Accumulated Other Comprehensive Loss.

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

11.    Commitments and Contingencies

Ground Leases

Three of the hotels, Le Meridien New Orleans, San Diego Paradise Point Resort and Harborside Hyatt Conference Center & Hotel, are subject to ground leases under non-cancelable operating leases with terms ranging out to May 2081. Total ground lease expense for the quarters ended March 31, 2002 and 2001 was $833 and $907, respectively.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels, as determined pursuant to the participating leases. The total amount obligated by the Company under the reserve funds was approximately $14,829 at March 31, 2002. Four of the participating leases require that the reserve funds, with increases ranging from 4.0% to 5.5% of the individual hotel’s annual revenues, be made available in cash reserves. As of March 31, 2002, $3,922 was available in restricted cash reserves for future capital expenditures. Twelve of the participating leases have no requirement that the reserve funds, with increases of 4.0% of the individual hotel’s annual revenues, be made available in cash reserves. As of March 31, 2002, the total amount obligated for future capital expenditures but not asset aside in restricted cash reserves was $10,907. Amounts will be capitalized as incurred. As of March 31, 2002, purchase orders and letters of commitment totaling approximately $1,100 have been issued for renovations at the hotels.

The joint venture lease requires that the reserve fund, increasing by 5.0% of the Chicago Marriott Downtown’s annual revenues, be made available in cash reserves, however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded in the Company’s books and records.

Litigation

The nature of the operations of the hotels exposes them to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect the ultimate resolution of these matters to have a material adverse effect on the financial position, operations or liquidity of the hotels.

The Company currently expects to engage Starwood Hotels & Resorts Worldwide, Inc. to manage and operate Le Meridien New Orleans and Le Meridien Dallas. The Company anticipates that Starwood Hotels & Resorts Worldwide, Inc. will operate these hotels under the Westin brand affiliation. In connection with the re-branding of these hotels, the Company is currently in litigation with Meridien Hotels, Inc. and related affiliates. The Company served notice that is was terminating the leases with Le Meridien for both the Dallas and New Orleans properties. The Company has won an order in the District Court of Dallas County, State of Texas stating that it has the right to take over occupancy of the Dallas hotel and for payment of damages, which order is subject to appeal by Meridien. In New Orleans, determination of the Company’s right to take over occupancy of the New Orleans hotel is currently under appeal in the Civil District Court for the Parish of Orleans, State of Louisiana. In both cases, the Company’s sole obligation is the make payments to Meridien on the fair market value, if any, of the remaining time outstanding under the leases. The Company does not believe that the amount of any fees it may be required to pay will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole.

12.    Comprehensive Loss

The Company’s other comprehensive loss consists of unrealized losses on interest rate derivatives. For the three months ended March 31, 2002, the comprehensive loss was $3,094. As of March 31, 2002, the Company’s accumulated other comprehensive loss was $642.

13.    Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2002	2001
Interest paid, net of capitalized interest	$4,781	$6,511

Interest capitalized	$21	$19

Issuance of common shares for Board of Directors compensation	$75	$46

Exchange of units for common shares
Minority interest	$—	$(12,711)
Common stock	—	10
Additional paid in capital	—	12,701

	$—	$—

Distributions payable (preferred shares)	$739	$—

In conjunction with the LHL lease transitions related to the Key West and Bloomington properties, the Company assumed the following assets and liabilities:
Accounts receivable, net	$175	$—
Other assets purchased	307	—
Liabilities	(482)	—

Total net assets	$—	$—

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$—	43,202
Liabilities, net of other assets	—	(731)

Acquisition of hotel properties	$—	$42,471

In conjunction with the LHL acquisition, the Company assumed the following assets and liabilities:
Accounts receivable, net	$—	$4,375
Other assets purchased	—	8,512
Liabilities	—	(12,834)

Total net assets	$—	$53

In conjunction with the LHL lease transitions related to the Key West and Bloomington properties, the Company assumed the following assets and liabilities:

14.    Subsequent Events

On April 15, 2002, the Company paid its pro rata preferred distribution of $0.185 per Series A Preferred Share for the quarter ended March 31, 2002. The distribution had been declared on March 26, 2002 payable to preferred shareholders of record at the close of business on April 1, 2002.

On April 15, 2002, the Company declared its quarterly distribution for the quarter ended March 31, 2002 of $0.01 per common share and unit. The distribution is payable on May 15, 2002 to shareholders and unitholders of record at the close of business on April 30, 2002.

In April 2002, the Company closed and commenced with the repositioning of the remaining two hotels in the D.C. Boutique Collection. The renovations at the Hotel Madera (formerly the Clarion Hampshire House) and The Helix Hotel (formerly the Howard Johnson) are expected to be completed during the fourth quarter of 2002. It is anticipated that the Company will spend approximately $17.5 million to complete the D.C. Boutique Collection, bringing total redevelopment costs to approximately $31.0 million.

On April 29, 2002, the Company entered into an unsolicited purchase and sale agreement to sell the Holiday Inn Beachside Resort with expected net sale proceeds of $21,170. The hotel was classified as held for sale at that time because the sale is expected to occur within one year, and accordingly depreciation was suspended. Closing is expected to occur during the second or third quarter of 2002. Based on initial pricing expectations, the Company expects to recognize a gain on the sale of the hotel of approximately $1,105 at the time of the sale. There can be no assurance the sale of the hotel will be consummated.

The Company currently expects to engage Starwood Hotels & Resorts Worldwide, Inc. to manage and operate Le Meridien New Orleans and Le Meridien Dallas. The Company anticipates that Starwood Hotels & Resorts Worldwide, Inc. will operate these hotels under the Westin brand affiliation. In connection with the re-branding of these hotels, the Company anticipates spending approximately $6.0 million to enhance the guest experience at these hotels and may be obligated to pay a fee to the parent company of the current lessees of these hotels; however, the Company does not believe that the amount of any fees it may be required to pay will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole. Contemporaneously with the rebranding of the New Orleans and Dallas hotels, the Company expects to lease the New Orleans and Dallas hotels to LHL.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed herein are forward-looking statements. The company has based these forward-looking statements on its current expectations and projections about future events. Forward-looking statements in this quarterly report on Form 10-Q are identified by using words or phrases such as “believe,” “expect,” “may be,” “intend,” “predict,” “project,” “plan,” “objective,” “will be,” “should,” “estimate,” or “anticipate,” or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that it will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

On September 11, 2001, terrorist attacks on the World Trade Center in New York City and the Pentagon in northern Virginia resulted in a tremendous loss of life and property. The attacks involved the hijacking and destruction of several aircrafts, which caused the collapse of the World Trade Center towers and caused considerable damage to the Pentagon. These events were unprecedented in the United States in terms of the magnitude of the losses incurred and the number of entities affected. The impact of the economic slowdown and the terrorist attacks of September 11, 2001 have caused disruption in the lodging industry and other travel-related business and have adversely affected the Company’s operations. The Company initiated a corporate action plan following the events of September 11, and has actively worked with the hotel managers to substantially reduce operating costs at the hotels. These initiatives included reducing labor costs, streamlining staffing levels, reducing hours of operations at hotel restaurants, reducing amenities and services where appropriate, consolidating operations by closing unused floors, wings or buildings in the hotels and modifying marketing, sales and advertising initiatives.

In addition, non-essential capital expenditure projects have been reduced or suspended and quarterly distributions have been reduced. With these initiatives in place together with a gradual return of the economy to pre-September 11 levels, there have been modest improvements in occupancy and room rate, although they remain below prior year levels. Although hotel occupancy levels improved on a steady and gradual basis during the first quarter, management anticipates continued pressures on revenues over the next twelve months due to:

•	decreased demand and occupancy;
•	the effects of the September 11, 2001 terrorist attacks;
•	the subsequent war on terrorism, which can be expected to continue to have a significant adverse impact on travel and lodging demand;
•	the weakened U.S. economy; and
•	downward pricing pressures resulting from intense competition for a reduced amount of business opportunity.

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

For the quarter ended March 31, 2002, total revenues increased by approximately $4.1 million from $33.3 million to $37.4 million. Hotel operating revenue increased by approximately $10.0 million from $19.0 million to $29.0 million. Participating lease revenue from unaffiliated lessees decreased by approximately $5.5 million from $14.0 million to $8.5 million.

The increase in Hotel operating revenue was primarily due to:

•	the addition of $7.6 million in hotel revenues from the Hotel Viking, Holiday Inn Beachside Resort and Radisson Convention Center as a result of transferring the leases to LHL, and;
•	$5.2 million in hotel revenues from the acquisition of the D.C. Boutique Collection in March 2001 and the Holiday Inn on the Hill in June 2001.

Partly offsetting the increase in Hotel operating revenue were decreases of:

•	$2.3 million from LaGuardia Airport Marriott and Harborside Hyatt Conference Center & Hotel due to reduced occupancy and weakness in corporate group and transient demand; and
•	$0.5 million from Marriott Seaview Resort due to reduced occupancy as a result of softness in corporate group demand.

The decrease in Participating lease revenue was primarily due to:

•	a decrease of $2.8 million as a result of transferring the Hotel Viking, Holiday Inn Beachside Resort and Radisson Convention Center leases to LHL; and
•	a decrease of $1.5 million due to the sale of Radisson Hotel Tampa, on August 15, 2001; and
•
a decrease of $0.8 million from reduced occupancy at Le Meridien New Orleans and Le Meridien Dallas as a result of softened demand in the New Orleans, Louisiana and Dallas, Texas markets and the impact of the renovation of the Dallas convention center.

Hotel operating expenses increased by approximately $7.5 million from $15.6 million to $23.1 million. The increase in Hotel operating expenses was primarily due to:

•	the addition of $5.3 million in hotel expenses as a result of transferring the Hotel Viking, Holiday Inn Beachside Resort and Radisson Convention Center leases to LHL; and
•	$4.1 million in hotel expense from the acquisition of the D.C. Boutique Collection in March 2001 and Holiday Inn on the Hill in June 2001; offset by
•	$0.4 million decrease in hotel room expenses due to lower occupancy and rate; and
•	$0.7 million decrease in hotel food & beverage expenses due to lower occupancy; and
•	$0.9 million decrease in hotel direct and indirect expenses primarily as a result of the corporate action plan initiatives.

Depreciation and other amortization expense increased by approximately $1.3 million from $7.3 million to $8.6 million primarily due to:

•	a $0.5 million increase due to the acquisition of the D.C. Boutique Collection in March 2001; and
•	a $0.4 million increase due to the acquisition of the Holiday Inn on the Hill in June 2001; and
•	a $0.4 million related to capital improvements placed into service subsequent to March 2001.

Real estate and personal property taxes, insurance and ground rent expenses increased by approximately $0.2 million from $3.3 million to $3.5 million. This increase was primarily due to:

•	$0.2 million in increased real estate taxes as a result of the acquisition of the D.C. Boutique Collection in March 2001 and Holiday Inn on the Hill in June 2001; and
•	$0.3 million in increased insurance premiums overall for the hotels; offset by
•	$0.2 million decrease in real estate taxes overall for the hotels including successful tax appeals at San Diego Paradise Point Resort and Le Montrose Suite Hotel; and
•	$0.1 million refund of personal property taxes.

General and administrative expense increased by approximately $0.3 million from $1.4 million to $1.7 million primarily due to executive compensation expense relating to the grants of restricted shares in April and November 2001.

Interest expense decreased by approximately $0.7 million from $5.3 million to $4.6 million primarily due to:

•
a decrease in weighted average interest to 5.7% from 7.5% for the quarter ended March 31, 2002 and 2001, respectively, which includes a decrease in the weighted average interest rate for the bonds outstanding to 1.4% from 4.6% for the quarter ended March 31, 2002 and 2001, respectively; and

•	an $81.9 million net paydown in March 2002 on the Company’s senior unsecured credit facility with proceeds from the March 2002 preferred share offering.

Offsetting the decrease in Interest expense was an increase in weighted average debt outstanding from $285.1 million to $321.6 million primarily due to:

•
$85.4 million from the acquisition of the D.C. Boutique Collection in March 2001 and the Holiday Inn on the Hill in June 2001, which were financed with borrowings under the Company’s senior unsecured credit facility; and

•	approximately $13.5 million for renovations at two of the hotels in the D.C. Boutique Collection during the last three quarters of 2001; and
•	additional borrowing under the Company’s senior unsecured credit facility to finance capital improvements during the last three quarters of 2001 and the first quarter of 2002.

Lease termination, advisory transaction and subsidiary purchase expenses of $1.9 million for the three months ended March 31, 2001, includes $0.5 million of LHL acquisition costs, $0.6 million of one-time expenses associated with becoming a self-managed REIT, and $0.8 million cost of terminating the Hotel Viking lease. There were no similar expenses incurred during the three months ended March 31, 2002.

Extraordinary loss of $1.2 million for the three months ended March 31, 2001, represents the costs related to the March 1, 2001 redemption of the Massachusetts Port Authority special project revenue bonds relating to the Harborside Hyatt Conference Center & Hotel. There were no similar costs incurred during the three months ended March 31, 2002.

As a result of the foregoing items, net loss applicable to common shareholders increased by approximately $0.8 million from $2.3 million to $3.1 million for the three months ended March 31, 2001 and 2002, respectively.

Comparable Funds From Operations and Comparable EBITDA

The Company considers Comparable Funds From Operations and Comparable Earnings Before Interest, Taxes, Depreciation and Amortization, which the Company refers to as Comparable EBITDA, to be key measures of the Company’s performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company’s operating performance and liquidity.

The Company believes that Funds From Operations, or FFO, and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of an equity REIT to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales of properties, and items classified by GAAP as extraordinary, plus real estate related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint venture. The Company computes FFO in accordance with standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor are they indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

Comparable Funds From Operations is defined by the Company as FFO before one-time items including the purchase of LHL, the transition expenses associated with becoming a self-managed REIT and the costs associated with terminating the Hotel Viking lease with Bellevue Properties, Inc. Comparable EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortized expenses, one-time charges related to the acquisition of LHL, transition costs associated with becoming a self-managed REIT and the termination costs associated with the Hotel Viking lease.

The following is a reconciliation between Net loss and Comparable Funds From Operations (in thousands, except share data):

	For the three months ended March 31,
	2002	2001
Comparable Funds From Operations (FFO):
Net loss	$(3,135)	$(2,335)
Depreciation	8,610	7,313
Equity in depreciation of joint venture	241	228
Amortization of deferred lease costs	8	19
Extraordinary loss	—	1,227
Minority interest	(74)	(74)

FFO	5,650	6,378

Advisory transition expense	—	600
Lease termination expense	—	786
Subsidiary purchase cost	—	533

Comparable FFO	$5,650	$8,297

Weighted average number of common shares and units outstanding:
Basic	19,121,522	18,719,232
Diluted	19,263,193	18,806,407

The following is a reconciliation between Net loss and Comparable EBITDA (in thousands):

	For the three months ended March 31,
	2002	2001
Comparable EBITDA:
Net loss	$(3,135)	$(2,335)
Interest	4,620	5,337
Depreciation and other amortization	8,629	7,338
Amortization of deferred financing costs	576	350
Equity in depreciation/amortization of joint venture	256	243
Equity in interest expense of joint venture	137	255
Income tax provision	(2,080)	(776)
Minority interest	(74)	(74)
Distributions to preferred shareholders	739	—

EBITDA	9,668	10,338

Advisory transition expense	—	600
Lease termination expense	—	786
Subsidiary purchase cost	—	533

Comparable EBITDA	$9,668	$12,257

Off-Balance Sheet Arrangements

The joint venture that owns the Chicago Marriott Downtown and in which the Company holds a 9.9% interest entered into a $120.0 million interest-only loan which matures on February 1, 2003 and bears interest at a rate of 2.75% plus the adjusted London Inter-Bank Offer Rate. The loan is secured by the hotel. As of March 31, 2002, the interest rate was 4.6%. Monthly interest payments are due in arrears throughout the term. The Company’s pro rata share of the loan is approximately $11.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s debt covenants.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of the operating partnership’s cash flow from the participating leases and hotel operating cash flow distributed by LHL. Except for the security deposits required under the participating leases for the four hotels not leased by LHL, the lessees’ obligations under the participating leases are unsecured and the lessees’ abilities to make rent payments to the operating partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, is dependent on the lessees’ abilities to generate sufficient cash flow from the operations of the hotels.

The terrorist attacks of September 11, 2001 dramatically curtailed both business and leisure travel and have exacerbated pressures on an already weakened economy. The Company’s operations have been adversely affected by the attacks and subsequent declines in travel, and the hotels continue to experience reduced occupancy levels and average daily rate. The Company is unable to determine whether this adverse impact is temporary or of a more lasting duration. Military actions against terrorists, new terrorist attacks (actual or threatened), and other political events may cause a lengthy period of uncertainty that could increase customer reluctance to travel and therefore adversely affect cash flow.

In addition, cash flow from hotel operations is subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels;
•	increases in operating costs including wages, benefits, insurance and energy due to inflation and other factors, which may not be offset in the future by increased room rates;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;
•	increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;
•	terrorism and actions taken against terrorists may cause additional decreases in business and leisure travel; and
•	adverse effects on general and local economic conditions.

These factors could adversely affect the ability of the lessees to generate revenues and to make rental payments to the Company and therefore impact liquidity.

The Company has obtained a senior unsecured credit facility from a syndicate of banks, which provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. On February 11, 2002, the Company amended the senior unsecured credit facility amending certain debt covenant definitions and limiting total outstanding borrowings to $175.0 million through November 15, 2002. For the three months ended March 31, 2002, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 4.5%. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.50% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of less than $0.1 million for the three months ended March 31, 2002. At March 31, 2002, the Company had outstanding borrowings against the senior unsecured credit facility of $88.8 million.

Interest expense for the three months ended March 31, 2002 was $0.1 million on the $42.5 million aggregate principal amount of the Massachusetts Port Authority special project revenue bonds. Due to the nature of these bonds, they can be redeemed at any time without penalty. The bonds are secured by letters of credit issued by GE Capital Corporation. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel.

The Company has a mortgage loan that is collateralized by the Radisson Convention Hotel located in Bloomington, Minnesota and the Le Meridien Dallas. The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months ended March 31, 2002 was $0.9 million. This loan had an outstanding balance of $44.8 million on March 31, 2002.

The Company has three mortgage loans collateralized by the Le Montrose Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida. The loans are subject to a fixed interest rate of 8.08%, mature on July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule. Interest expense for the three months ended March 31, 2002 was $1.5 million. These loans had aggregate outstanding balances of $73.4 million at March 31, 2002.

LHL has a $5.0 million senior unsecured revolving credit facility, which matures on January 3, 2004, to be used for working capital and general corporate purposes. The weighted average interest rate under the facility for the three months ended March 31, 2002 was 4.2%. LHL is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 0.25% of the unused portion of the LHL credit facility. At March 31, 2002, the Company had outstanding borrowing s under the LHL credit facility of $4.8 million

On March 31, 2002, the Company had approximately $8.0 million of cash and cash equivalents and had approximately $93.5 million outstanding under its senior unsecured credit facility and LHL credit facility.

Net cash provided by operating activities was approximately $1.3 million for the three months ended March 31, 2002, primarily due to the distribution of hotel operating revenues by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $9.0 million for the three months ended March 31, 2002 due primarily to outflows for improvements and additions at the hotels and funding of restricted cash reserves.

Net cash provided by financing activities was approximately $13.0 million for the three months ended March 31, 2002, attributable to the March 2002 preferred share offering and borrowings under the senior unsecured credit facility, offset by repayments of borrowings under the senior unsecured credit facility and payment of the fourth quarter 2001 distribution to shareholders and unitholders.

Reserve Funds

        The Company is obligated to maintain reserve funds for capital expenditures at the hotels, as determined pursuant to the participating leases. The total amount obligated by the Company under the reserve funds was approximately $14,829 at March 31, 2002. Four of the participating leases require that the reserve funds, with increases ranging from 4.0% to 5.5% of the individual hotel’s annual revenues, be made available in cash reserves. As of March 31, 2002, $3,922 was available in restricted cash reserves for future capital expenditures. Twelve of the participating leases have no requirement that the reserve funds, with increases of 4.0% of the individual hotel’s annual revenues, be made available in cash reserves. As of March 31, 2002, the total amount obligated for future capital expenditures but not asset aside in restricted cash reserves was $10,907. Amounts will be capitalized as incurred. As of March 31, 2002, purchase orders and letters of commitment totaling approximately $1,100 have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels of any future hotels that it may acquire.

The joint venture lease requires that a reserve fund, increasing by 5.0% of the Chicago Marriott Downtown’s annual revenues, be made available in cash reserves, however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

In March 2002, the Company completed an underwritten public offering of 3,991,900 10¼% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (Liquidation Preference $25 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $96.1 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and will be used to fund the recent and future redevelopment of the D.C. Boutique Collection.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities and utilizing availability under the senior unsecured credit facility. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility, other indebtedness, or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility, estimated cash flows from operations, the issuance of long-term unsecured and secured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three months ended March 31, 2002 and 2001, respectively.

	For the three months ended March 31,
	2002	2001	Variance
Total Portfolio
Occupancy	58.6%	65.8%	(10.9%)
ADR	$139.08	$145.33	(4.3%)
RevPAR	$ 81.54	$ 95.67	(14.8%)

Inflation

The Company’s revenues come primarily from its pro rata share of the operating partnership’s cash flow from the participating leases and hotel operating revenues distributed by LHL, thus the Company’s revenues will vary based on changes in the underlying hotels’ revenues. Therefore, the Company relies entirely on the performance of the hotels’ and the lessees’ abilities to increase revenues to keep pace with inflation. The hotel managers can change room rates quickly, but competitive pressures may limit the lessees’ and hotel managers’ abilities to raise rates faster than inflation or even at the same rate.

The Company’s expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and LHL hotel operating expenses) are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for property and casualty insurance, which is expected to increase at a rate higher than inflation, and except for instances in which the properties are subject to periodic real estate tax reassessments.

Seasonality

The hotels’ operations historically have been seasonal. Twelve of the hotels maintain higher occupancy rates during the second and third quarters. The Marriott Seaview Resort generates a significant portion of its revenues from golf related business and, as a result, revenues fluctuate according to the season and the weather.

Le Montrose Suite Hotel and Le Meridien Dallas generally experience their highest occupancies in the first quarter, while Holiday Inn Beachside Resort and Le Meridien New Orleans generally experience their highest occupancies in the first and second quarters. This seasonality pattern can be expected to cause fluctuations in the Company’s quarterly lease revenue under the participating leases.

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of March 31, 2002, approximately 44.3% (including the Company’s $11.9 million pro rata portion of indebtness relating to the Company’s joint venture investment in the Chicago Marriott Downtown) of the Company’s borrowings were subject to variable rates.

Insurance

The Company currently maintains “all-risk” insurance policies, either directly or through its hotel operators, on each of its hotels, consistent with market standards. In April 2002, these policies were renewed but contain terrorism exclusions. At this time the Company does not have a separate policy covering acts of terrorism. The Company will continue to evaluate the availability and cost/benefit of these policies.

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

At March 31, 2002, the Company’s outstanding borrowings under the senior unsecured credit facility were $88.8 million. Borrowings under the senior unsecured credit facility bear interest at variable market rates. The weighted average interest rate under the facility for the three months ended March 31, 2002 and March 31, 2001 was 4.5% and 7.8% respectively. A 0.25% annualized change in interest rates would have changed interest expense by $0.1 million for the three months ended March 31, 2002. This change is based on the weighted average borrowings under the senior unsecured credit facility for the three months ended March 31, 2002, which were $156.8 million.

On January 3, 2001, LHL obtained a three-year commitment for a $5.0 million senior unsecured revolving credit facility to be used for working capital and general corporate purposes. Borrowings under the LHL credit facility bear interest at floating rates equal to the London Inter-Bank Offer Rate plus an applicable margin or an “Adjusted Base Rate” plus an applicable margin, at the election of LHL. At March 31, 2002, the Company had $4.8 million outstanding borrowings under the LHL credit facility. The weighted average interest rate under the facility for the three months ended March 31, 2002 was approximately 4.2%. A 0.25% annualized change would have an immaterial change in interest expense for the three months ended March 31, 2002. This change is based on the weighted average borrowings under the LHL credit facility for the three months ended March 31, 2002, which were $4.0 million.

At March 31, 2002, the Company also had outstanding bonds payable of $42.5 million. The bonds bear interest based on weekly floating rates and have no principal reductions for the life of the bonds. The weighted average interest rate for bonds that were outstanding during the three months ended March 31, 2002 was 1.4%. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the three months ended March 31, 2002. This change is based on the weighted average borrowings under the bonds for the three months ended March 31, 2002, which were $42.5 million.

At March 31, 2002, the mortgage loan secured by the Radisson Convention Hotel in Bloomington, Minnesota and the Le Meridien Dallas had a balance of $44.8 million. At March 31, 2002, the carrying value of this mortgage loan approximated its fair value. The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule.

At March 31, 2002, the mortgage loans secured by the Le Montrose Suite Hotel in West Hollywood, California, Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida had an aggregate balance of $73.4 million. At March 31, 2002, the carrying value of these mortgage loans approximated their fair values. The loans are subject to a fixed interest rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule.

On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30.0 million of the outstanding balance on its senior unsecured credit facility, which currently fixes the interest rate at 7.62% including the Company’s current spread, which varies with its leverage ratio.

PART II    Other Information

Item 1.    Legal Proceedings

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995: Certain matters discussed in this quarterly report on Form 10-Q may be deemed to be forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although LaSalle Hotel Properties believes the expectations reflected in such forward looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. Certain factors that could cause actual results to differ materially from the Company’s expectations are listed in the Company’s Form 10-K for the year ended December 31, 2001 and subsequent SEC reports and filings. LaSalle Hotel Properties assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Item 6.    Exhibits and reports on form 8-K.

(a)    Exhibits.

None.

(b)    Reports of Form 8-K.

The Company filed seven reports on Form 8-K during the quarter ended March 31, 2002. Information regarding items reported is as follows:

Date	Items Reported On
January 28, 2002
Item 9—Regulation FD Disclosure
The Company announced a conference call to be held on February 7, 2002 to discuss the Company’s results for the quarter ended December 31, 2001 and its outlook for 2002.

February 7, 2002	Item 7—Financial Statements and Exhibits Item 9—Regulation FD Disclosure

The Company issued a press release dated February 6, 2002 reporting earnings for the quarter and year ended December 31, 2001 and its outlook for 2002.

February 13, 2002
Item 5—Other Events
Item 7—Financial Statements and Exhibits
The Company announced that on February 11, 2002 it entered into a Second Amendment to the Third Amended and Restated Senior Unsecured Credit Agreement.

March 4, 2002
Item 7—Financial Statements and Exhibits
Item 9—Regulation FD Disclosure
On March 1, 2002, the Company issued a press release announcing the public offering of $87.0 million 10¼% Series A Cumulative Redeemable Preferred Shares.

March 5, 2002
Item 5—Other Events
Item 7—Financial Statements and Exhibits
The Company announced that on February 28, 2002 it entered into an underwriting agreement with Raymond James & Associates, Inc., Legg Mason Wood Walker, Incorporated, Prudential Securities Incorporated and SG Cowen Securities Corporation relating to the offer and sale of 3,480,000 of the Company’s 10¼% Series A Cumulative Redeemable Preferred Shares.

March 11, 2002
Item 7—Financial Statements and Exhibits
Item 9—Regulation FD Disclosure
On March 11, 2002 the Company issued a press release announcing that underwriters exercised their overallotment option to acquire an additional 511,900 of the Company’s 10¼% Series A Cumulative Redeemable Preferred Shares.

March 12, 2002
Item 5—Other Events
Item 7—Financial Statements and Exhibits
The Company announced that effective March 11, 2002, Mr. George F. Little, II, a member of the Board of Trustees of the Company since 1998, resigned from the Board.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

By:	/s/ HANS S. WEGER
Hans S. Weger Executive Vice President, Treasurer and Chief Financial Officer

Dated: May 15, 2002