Form 10-Q
period 2002-06-30
LASALLE HOTEL PROPERTIES
filed 2002-07-23
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 1–14045

LASALLE HOTEL PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4800 Montgomery Lane, Suite M25, Bethesda, MD	20814
(Address of principal executive officer)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 19, 2002
Common Shares of Beneficial Interest ($0.01 par value)	18,680,432
10¼% Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	3,991,900

PART I.    Financial Information

Item 1.     Financial Statements

LASALLE HOTEL PROPERTIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets:
Investment in hotel properties, net	$521,997	$550,015
Investment in joint venture	4,441	5,320
Cash and cash equivalents	4,695	2,718
Restricted cash reserves	13,030	6,469
Rent receivable	2,957	3,640
Notes receivable	1,960	2,616
Hotel receivables (net of allowance for doubtful accounts of $195 and $125, respectively)	7,838	5,155
Deferred financing costs, net	4,003	4,445
Prepaid expenses and other assets	15,176	7,878
Assets of discontinued operations, net	21,058	—

Total assets	$597,155	$588,256

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities	$85,800	$175,400
Bonds payable	42,500	42,500
Mortgage loans	106,273	118,562
Accounts payable and accrued expenses	14,251	13,072
Advance deposits	2,601	1,501
Accrued interest	905	1,038
Distributions payable	2,557	191
Liabilities of discontinued operations	12,086	—

Total liabilities	266,973	352,264
Minority interest in operating partnership	5,617	5,589
Minority interest in other partnerships	10	10
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred shares of beneficial interest, $.01 par value, 20,000,000 shares authorized, 3,991,900 shares issued and outstanding at June 30, 2002 and no shares issued and outstanding at December 31, 2001, respectively	40	—
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 18,680,432 and 18,673,706 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	187	187
Additional paid-in capital, including $25,329 and $21,461 of offering costs at June 30, 2002 and December 31, 2001, respectively	374,025	278,060
Deferred compensation	(2,214)	(2,601)
Accumulated other comprehensive loss	(972)	(883)
Distributions in excess of retained earnings	(46,511)	(44,370)

Total shareholders’ equity	324,555	230,393

Total liabilities and shareholders’ equity	$597,155	$588,256

LASALLE HOTEL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	For the six months ended June 30,
	2002	2001
Revenues:
Hotel operating revenues:
Room revenue	$40,264	$34,104
Food and beverage revenue	21,889	16,153
Other operating department revenue	6,020	5,255
Participating lease revenue	16,157	24,043
Interest income	184	438
Equity in income of joint venture	35	139
Other income	12	186

Total revenues	84,561	80,318

Expenses:
Hotel operating expenses:
Room	10,480	8,293
Food and beverage	15,868	12,037
Other direct	3,442	3,171
Other indirect	20,120	16,159
Depreciation and other amortization	16,636	14,579
Real estate and personal property taxes and insurance	4,833	4,644
Ground rent	1,627	1,974
General and administrative	3,067	2,794
Interest	7,963	10,398
Amortization of deferred financing costs	1,154	891
Writedown of property held for sale	—	1,843
Lease termination, advisory transaction and subsidiary purchase expenses	—	1,923
Other expenses	7	3

Total expenses	85,197	78,709

Income (loss) before minority interest, income tax benefit (expense), discontinued operations and extraordinary loss	(636)	1,609
Minority interest in operating partnership	(17)	(45)

Income (loss) before income tax benefit (expense), discontinued operations and extraordinary loss	(653)	1,564
Income tax benefit (expense)	1,288	(32)

Income before discontinued operations and extraordinary loss	635	1,532
Discontinued operations:
Income on operations of property held for sale	674	750
Minority interest	(15)	(22)
Income tax benefit	48	—

Net income on discontinued operations	707	728

Income before extraordinary loss	1,342	2,260
Extraordinary loss:
Extraordinary loss	—	(973)
Minority interest	—	28

Net extraordinary loss	—	(945)

Net income	1,342	1,315
Distributions to preferred shareholders	(3,296)	—

Net income (loss) applicable to common shareholders	$(1,954)	$1,315

LASALLE HOTEL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS—CONTINUED
(Dollars in thousands, except per share data)
(Unaudited)

	For the six months ended June 30,
	2002	2001
Earnings per Common Share—Basic:
Income (loss) applicable to common shareholders before discontinued operations and extraordinary loss	$(0.14)	$0.08
Discontinued operations	0.04	0.04
Extraordinary loss	—	(0.05)

Net income (loss) applicable to common shareholders	(0.10)	$0.07

Earnings per Common Share—Diluted:
Income (loss) applicable to common shareholders before discontinued operations and extraordinary loss	$(0.14)	$0.08
Discontinued operations	0.04	0.04
Extraordinary loss	—	(0.05)

Net income (loss) applicable to common shareholders	$(0.10)	$0.07

Weighted average number common shares outstanding:
Basic	18,679,391	18,250,968
Diluted	18,854,772	18,333,257

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months ended June 30,
	2002	2001
Revenues:
Hotel operating revenues:
Room revenue	$24,610	$22,450
Food and beverage revenue	13,375	10,229
Other operating department revenue	3,941	3,819
Participating lease revenue	7,682	11,302
Interest income	94	167
Equity in income of joint venture	132	258
Other income	—	95

Total revenues	49,834	48,320

Expenses:
Hotel operating expenses:
Room	5,743	5,045
Food and beverage	9,257	7,157
Other direct	1,943	2,061
Other indirect	11,424	9,780
Depreciation and other amortization	8,285	7,502
Real estate and personal property taxes and insurance	2,418	2,363
Ground rent	794	1,067
General and administrative	1,412	1,395
Interest	3,487	5,294
Amortization of deferred financing costs	587	551
Writedown of property held for sale	—	1,843
Lease termination, advisory transaction and subsidiary purchase expenses	—	5
Other expenses	7	—

Total expenses	45,357	44,063

Income before minority interest, income tax expense, discontinued operations and extraordinary gain	4,477	4,257
Minority interest in operating partnership	(104)	(102)

Income before income tax expense, discontinued operations and extraordinary gain	4,373	4,155
Income tax expense	(809)	(808)

Income before discontinued operations and extraordinary gain	3,564	3,347
Discontinued operations:
Income on operations of property held for sale	111	60
Minority interest	(2)	(1)
Income tax benefit	65	—

Net income on discontinued operations	174	59

Income before extraordinary gain	3,738	3,406
Extraordinary gain:
Extraordinary gain	—	254
Minority interest	—	(10)

Net extraordinary gain	—	244

Net income	3,738	3,650
Distributions to preferred shareholders	(2,557)	—

Net income applicable to common shareholders	$1,181	$3,650

LASALLE HOTEL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS—CONTINUED
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months ended June 30,
	2002	2001
Earnings per Common Share—Basic:
Income applicable to common shareholders before discontinued operations and extraordinary gain	$0.05	$0.19
Discontinued operations	0.01	—
Extraordinary gain	—	0.01

Net income applicable to common shareholders	$0.06	$0.20

Earnings per Common Share—Diluted:
Income applicable to common shareholders before discontinued operations and extraordinary gain	$0.05	$0.19
Discontinued operations	0.01	—
Extraordinary gain	—	0.01

Net income applicable to common shareholders	$0.06	$0.20

Weighted average number common shares outstanding:
Basic	18,680,432	18,356,347
Diluted	18,887,917	18,433,154

LASALLE HOTEL PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)
(Unaudited)

	For the six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$1,342	$1,315
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	17,008	15,103
Amortization of deferred financing costs	1,172	910
Bond premium amortization	—	(314)
Minority interest in operating partnership	32	39
Writedown of property held for sale	—	1,843
Loss on investment in LHL	—	8
Income tax (benefit) expense	(1,336)	32
Deferred compensation	387	64
Equity in income of joint venture	(35)	(139)
Cost of early extinguishment of debt	—	973
Changes in assets and liabilities:
Rent receivable	683	2,821
Prepaid expenses and other assets	(6,802)	521
Hotel receivables	(2,635)	(1,815)
Due to Jones Lang LaSalle Incorporated	—	(966)
Accounts payable and accrued expenses	1,899	(4,433)
Advance deposits	1,109	591
Accrued interest	(453)	(1,649)

Net cash flow provided by operating activities	12,371	14,904

Cash flows from investing activities:
Improvements and additions to hotel properties	(10,086)	(10,312)
Acquisition of hotel properties	—	(86,534)
Acquisition of LHL	—	(53)
Distributions from joint venture	914	449
Distributions from LHL	—	5
Purchase of office furniture and equipment	(19)	(410)
Repayment of notes receivable	1,004	4,065
Funding of notes receivable	(348)	(131)
Funding of restricted cash reserves	(7,984)	(2,669)
Proceeds from restricted cash reserves	1,423	12,279
Proceeds from sale of investment in hotel properties	828	—

Net cash flow used in investing activities	(14,268)	(83,311)

Cash flows from financing activities:
Borrowings under credit facilities	19,765	115,067
Repayments under credit facilities	(109,365)	(30,381)
Proceeds from issuance of bonds	—	42,500
Repayments under bond issues	—	(40,000)
Cost of early extinguishment of debt	—	(973)
Repayments of mortgage loans	(753)	(695)
Payment of deferred financing costs	(582)	(1,075)
Proceeds from exercise of stock options	—	3,725
Proceeds from issuance of preferred shares	99,798	—
Payment of preferred offering costs	(3,868)	—
Distributions-preferred shares	(739)	—
Distributions-common shares	(382)	(14,401)

Net cash flow provided by financing activities	3,874	73,767

Net change in cash and cash equivalents	1,977	5,360
Cash and cash equivalents, beginning of period	2,718	1,414

Cash and cash equivalents, end of period	$4,695	$6,774

LASALLE HOTEL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2002
(Dollars in thousands, except per share data)
(Unaudited)

1.    Organization

LaSalle Hotel Properties (the “Company”), a Maryland real estate investment trust (“REIT”), buys, owns and leases primarily upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self managed and administered real estate investment trust as defined in the Internal Revenue Code (the “Code”). A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid federal income taxes at the corporate level.

As of June 30, 2002, the Company owned interests in 17 hotels with approximately 5,900 rooms/suites located in eleven states and the District of Columbia. The Company owns 100% equity interests in 15 of the hotels, a 95.1% interest in a partnership that owns one hotel and a 9.9% equity interest in a joint venture that owns one hotel. Each of the hotels is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. Each hotel is managed by an independent hotel operator. Four of the hotels are leased to unaffiliated lessees (affiliates of whom also manage these hotels) and 12 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 11). As more fully described in Note 5, the hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a 9.9% equity interest. Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of the operating partnership with an approximate 97.6% ownership interest at June 30, 2002. The remaining 2.4% is held by other investors in the form of 443,183 units of limited partnership. Partnership units are redeemable for cash or, at the option of the Company, for a like number of common shares of the Company.

2.     Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements and related notes have been prepared in accordance with the financial information and accounting policies described in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2001 audited financial statements included in the Company’s 2001 Annual Report on Form 10–K and present interim disclosures as required by the Securities and Exchange Commission. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, as well as the accounting changes to adopt Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, the operating partnership, LHL and its consolidated subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated.

LASALLE HOTEL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A significant portion of the Company’s revenues and expenses comes from the operations of the individual hotels. The Company uses revenues and expenses that are estimated and projected by the hotel operators to produce its financial statements each quarter since the management contracts do not require financial statements to be submitted in a timely manner that allows the Company to record actual amounts in the reporting period. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. Generally the Company includes revenue and expense estimates for the last month of each quarter and actual revenue and expense amounts for the first two months of each quarter. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter and believes the aggregate estimate of quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are materially correct.

Fair Value of Financial Instruments

Fair value of financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings under the Company’s senior unsecured credit facility, borrowings under LHL’s credit facility, special project revenue bonds issued by the Massachusetts Port Authority, and mortgage loans on five properties. Due to their short maturities, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts that reasonably approximate fair value. As borrowings under the senior unsecured credit facility, borrowings under LHL’s credit facility and the special project revenue bonds bear interest at variable market rates, carrying values approximate market values at June 30, 2002 and December 31, 2001. At June 30, 2002, the carrying value of the mortgage loans approximated fair value, as the interest rates associated with the borrowings approximated current market rates.

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

A hotel is considered held for sale when actively marketed or a contract for sale is entered into and sale is expected to occur within one year.

Investment in Joint Venture

Investment in joint venture represents the Company’s 9.9% equity interest in each of (i) the joint venture that owns the Chicago Marriott Downtown and (ii) Chicago 540 Lessee Inc., both of which are associated with the Chicago Marriott Downtown. The Company accounts for its Investment in joint venture under the equity method of accounting. Accordingly, the Company carries its investment at cost, plus its equity in net earnings, less distributions received since the date of investment. In addition, pursuant to the joint venture agreement, the Company earns a priority preferred return based on the net operating cash flow of the joint venture that owns the Chicago Marriott Downtown.

On June 17, 2002, the joint venture that owns the Chicago property refinanced its existing $120.0 million mortgage loan with two new mortgage loans from a new lender. The joint venture incurred costs of $1,519 (including a $1,200 exit premium and $319 writeoff of fees previously deferred) to extinguish the loan. These costs

LASALLE HOTEL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were treated as extraordinary losses by the joint venture. The new mortgage loans are for an aggregate amount of $120.0 million and have two-year terms. Refinancing costs are being amortized by the joint venture over the two-year terms of the new mortgage loans. The mortgage loans can be extended at the option of the joint venture for three additional one-year terms. The mortgages bear interest at the greater of (i) the London InterBank Offered Rate plus 2.4% or (ii) 4.9%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the rate at 8.1%, effectively limiting the rate on the new mortgages to 10.5%. As of June 30, 2002, the interest rate was 4.9%. Monthly interest-only payments are due in arrears throughout the term. These mortgages are secured by the Chicago property. The Company’s pro rata share of the mortgages in aggregate is approximately $11.9 million.

Revenue Recognition

For properties not leased by LHL, the Company recognizes lease revenue on an accrual basis pursuant to the terms of each participating lease. Base and participating rent are each recognized based on quarterly thresholds, pursuant to each participating lease. For properties leased by LHL, the Company recognizes revenue on an accrual basis in accordance with the hotel operations.

Recently Issued Accounting Pronouncements

On October 10, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces and supersedes SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported in continuing operations or in discontinued operations. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. The adoption did not have any material affect on the Company.

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

As a wholly owned taxable REIT subsidiary of the Company, LHL is required to pay income taxes at the applicable rates.

LASALLE HOTEL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Earnings Per Common Share

The limited partners’ outstanding limited partnership units in the operating partnership (which may be converted to common shares) have been excluded from the diluted earnings per common share calculation as there would be no effect on the amounts since the operating partnership’s minority interest share of income would also be added back to net income. The computation of basic and diluted earnings per common share is presented below:

	For the six months ended June 30,		For the three months ended June 30,
	2002	2001	2002	2001
Numerator:
Net income (loss) applicable to common shareholders before discontinued operations and extraordinary gain (loss)	$(2,661)	$1,532	$1,007	$3,347
Discontinued operations	707	728	174	59
Extraordinary gain (loss)	—	(945)	—	244

Net income (loss) applicable to common shareholders	$(1,954)	$1,315	$1,181	$3,650

Denominator:
Weighted average number of common shares
Basic	18,679,391	18,250,968	18,680,432	18,356,347
Effect of Dilutive Securities:
Common Stock Options	175,381	82,289	207,485	76,807

Weighted average number of common shares
Diluted	18,854,772	18,333,257	18,887,917	18,433,154

Basic Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations and extraordinary gain (loss)	$(0.14)	$0.08	$0.05	$0.19
Discontinued operations	0.04	0.04	0.01	0.00
Extraordinary gain(loss)	0.00	(0.05)	0.00	0.01

Net income (loss) applicable to common shareholders	$(0.10)	$0.07	$0.06	$0.20

Diluted Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations and extraordinary gain (loss)	$(0.14)	$0.08	$0.05	$0.19
Discontinued operations	0.04	0.04	0.01	0.00
Extraordinary gain (loss)	0.00	(0.05)	0.00	0.01

Net income (loss) applicable to common shareholders	$(0.10)	$0.07	$0.06	$0.20

LASALLE HOTEL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Income Taxes

The components of the LHL income tax benefit (expense) were as follows:

	For the six months ended June 30,
	2002	2001
Federal
Current	$1,001	$(12)
State and local
Current	347	(4)

Total LHL income tax benefit (expense)	$1,348	$(16)

Included in the total LHL income tax benefit (expense) above are amounts related to the Holiday Inn Beachside Resort, which are reported in Discontinued operations in the accompanying consolidated financial statements.

For the six months ended June 30, 2002, LHL recorded an income tax benefit of $1,348 that is included in the accompanying consolidated financial statements. The Company has estimated its income tax benefit using a rate of 41.5%. As of June 30, 2002, the Company had a deferred tax asset of $2,422. The deferred tax asset results primarily from an operating loss carry forward from the year ended December 31, 2001, which expires in 2021, and the current period’s tax provision. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

5.    Joint Venture

On January 25, 2000, the Company entered into a joint venture arrangement with The Carlyle Group, an institutional investor, to acquire the 1,192-room Chicago Marriott Downtown in Chicago, Illinois, for a purchase price of $175.0 million. The Company, through the operating partnership, owns a 9.9% equity interest in the joint venture. The Company receives an annual preferred return in addition to its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. The Chicago property is leased to Chicago 540 Lessee, Inc., in which the Company owns a 9.9% equity interest. The Carlyle Group owns a 90.1% controlling interest in both the joint venture and the lessee. Marriott International, Inc. manages the hotel pursuant to a long-term incentive-based operating agreement.

On June 17, 2002, the joint venture that owns the Chicago property refinanced its existing $120.0 million mortgage loan with two new mortgage loans from a new lender. The joint venture incurred costs of $1,519 (including a $1,200 exit premium and $319 writeoff of fees previously deferred) to extinguish the loan. These costs were treated as extraordinary losses by the joint venture. The new mortgage loans are for an aggregate of $120.0 million and have two-year terms. Refinancing costs are being amortized by the joint venture over the two-year terms of the new mortgage loans. The mortgage loans can be extended at the option of the joint venture for three additional one-year terms. The loans bear interest at the greater of (i) the London InterBank Offered Rate plus 2.4% or (ii) 4.9%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the rate at 8.1%, effectively limiting the rate on the new mortgages to 10.5%. As of June 30, 2002, the interest rate was 4.9%. Monthly interest-only payments are due in arrears throughout the term. These loans are secured by the Chicago property. The Company’s pro rata share of the loans in aggregate is approximately $11.9 million.

6.    Long-Term Debt

Credit Facility

The Company has obtained a senior unsecured revolving credit facility from a syndicate of banks, which provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, minimum tangible net worth and total funded indebtedness. Borrowings under the senior unsecured credit facility bear interest at floating rates equal to, at the Company’s option, either (i) the London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. On February 11, 2002, the Company amended the senior unsecured credit facility

LASALLE HOTEL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revising certain debt covenant definitions and limiting total outstanding borrowings to $175.0 million through November 15, 2002. In addition, dividend distributions were limited to $0.01 per share for the first and second quarters of 2002, $0.20 per share for the third and fourth quarters of 2002 and $0.30 per share for the first and second quarters of 2003; however, the fourth quarter 2002 distribution may be adjusted in order to meet minimum distribution requirements under the Code. The Company intends to maintain its REIT status by meeting annual minimum distribution requirements under the Code. For the three months and six months ended June 30, 2002, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 4.4% and 4.5%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2002. Additionally, the Company is required to pay a variable commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the amount of any unused commitments. The Company incurred an unused commitment fee of approximately $134 and $201 for the three months and six months ended June 30, 2002, respectively. At June 30, 2002 and December 31, 2001, the Company had outstanding borrowings against the senior unsecured credit facility of $85,800 and $175,400, respectively.

On January 3, 2001, LHL obtained a three–year commitment for a $5,000 senior unsecured revolving credit facility to be used for working capital and general corporate purposes. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) the London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate for borrowings under the facility for the three months and six months ended June 30, 2002 was 4.6% and 4.4%, respectively. LHL is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 0.25% of the unused portion of the LHL credit facility. The Company incurred an immaterial unused commitment fee for the three months and six months ended June 30, 2002, respectively. At June 30, 2002 and December 31, 2001, the Company had no outstanding borrowings against the LHL credit facility.

Bonds Payable

On June 24, 1998 the Company, through a wholly owned subsidiary, acquired the Harborside Hyatt Conference Center & Hotel, located in Boston, Massachusetts, subject to $40.0 million of Massachusetts Port Authority special project revenue bonds previously issued under a loan and trust agreement with the Massachusetts Port Authority. These bonds were collateralized by the leasehold improvements and bore interest at 10.0% per annum through the date of maturity, March 1, 2026. Interest payments were due semiannually on March 1 and September 1. These bonds were to be redeemed in part commencing March 1, 2001 and annually until March 1, 2026, at which time the remaining principal and any accrued interest thereon was due in full. The Company had the option to prepay the Massport Bonds in full beginning March 1, 2001 subject to a variable prepayment penalty depending on the date of prepayment.

On March 1, 2001, the Company redeemed the $40.0 million aggregate principal amount of the bonds. Proceeds for the redemption were derived from $37.1 million of newly issued tax exempt and $5.4 million of newly issued taxable bonds, each having a 17-year maturity, each bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. A call premium of $792 and interest expense of $435 associated with the escrows, offset in the second quarter of 2001 by a $254 reimbursement of interest expense, were incurred and were classified as extraordinary items in the accompanying consolidated financial statements.

Prior to the redemption of the bonds on March 1, 2001, certain cash reserves were required to be held in trust for payments of interest, credit enhancement fees and ground rent. In conjunction with the refinancing, cash reserves are no longer required. Interest expense for the three months and six months ended June 30, 2002 was $167 and $312, respectively. The weighted average interest rate for the three months and six months ended June 30, 2002 was 1.6% and 1.5%, respectively. These bonds can be redeemed at any time without penalty. The new bonds are secured by letters of credit, which expire on March 1, 2004, and for which the Company incurs a 2.0% annual maintenance fee, which is included in Amortization of deferred financing costs. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel and a $1,000 letter of credit from the Company.

Mortgage Loans

On July 29, 1999, the Company, through LHO Financing Partnership I, L.P., entered into a $46.5 million mortgage loan. This mortgage loan is secured by the Radisson Convention Hotel, located in Bloomington, Minnesota, and Le Meridien Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the LHO Financing Partnership I, L.P. to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes. The mortgage loan had a principal balance of $44,668 and $45,023 at June 30, 2002 and December 31, 2001, respectively.

LASALLE HOTEL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 27, 2000, the Company, through three partnerships, LHO Hollywood LM, L.P., LHO New Orleans LM, L.P., and LHO Key West HI, L.P., entered into three ten-year mortgage loans totaling $74,500. These mortgage loans are secured by the Le Montrose Suite Hotel, located in West Hollywood, California, Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida, respectively. These mortgage loans bear interest at a fixed rate of 8.08% and require interest and principal payments based on a 27-year amortization schedule. The loans require the LHO Hollywood LM, L.P., LHO New Orleans LM, L.P., and LHO Key West HI, L.P. to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes on the Le Montrose Suite Hotel, Le Meridien New Orleans and Holiday Inn Beachside Resort, respectively, and with respect to Le Meridien New Orleans, one month’s ground rent. These mortgage loans had aggregate principal balances of $73,141 and $73,539 at June 30, 2002 and December 31, 2001, respectively.

7.    Discontinued Operations

On April 29, 2002 the Company entered into an unsolicited purchase and sale agreement to sell the Holiday Inn Beachside Resort located in Key West, Florida, for expected net sale proceeds of $21,170. Closing is expected to occur during the third quarter of 2002. There can be no assurance the sale of the hotel will be consummated. The hotel was classified as held for sale at that time because sale is expected to occur within one year, and accordingly depreciation was suspended. Total revenues related to the asset of $1,881 and $4,596, and income before income tax benefit related to the asset of $109 and $659 for the three months and six months ended June 30, 2002, respectively, are included in discontinued operations. Revenues and expenses for the three months and six months ended June 30, 2001 related to the asset have been reclassified to discontinued operations to conform with the current presentation. The Company allocates interest expense to discontinued operations based on the ratio of net assets to be sold to the total consolidated net assets of the Company other than debt that can be directly attributed to other operations of the Company. Based on expected sale proceeds, the Company expects to recognize a gain on the sale of the asset of approximately $925 at the time of the sale, and, as such, no impairment of the asset has been recorded, and no amount relating to the expected gain has been included in discontinued operations. At June 30, 2002 the Company had $21,058 of Assets of discontinued operations, net, relating to the Holiday Inn Beachside Resort, comprised of:

June 30, 2002
Investment in hotel properties, net	$20,091
Deferred financing costs, net	298
Hotel receivables (net of allowance for doubtful accounts of $5)	127
Prepaid expenses and other assets	542

Total Assets of discontinued operations, net	$21,058

At June 30, 2002 the Company had $12,086 of Liabilities of discontinued operations relating to the Holiday Inn Beachside Resort, comprised of:

June 30, 2002
Mortgage loans	$11,536
Accounts payable and accrued expenses	463
Advance deposits	9
Accrued interest	78

Total Liabilities of discontinued operations	$12,086

8.    Disposition of Hotel Properties

The Radisson Hotel Tampa, located in Tampa, Florida, was classified as held for sale on December 6, 2000, and accordingly depreciation was suspended. As of July 3, 2001, an agreement was entered into with expected net sales proceeds of $15,084. As a result, the Company recognized a writedown of the asset of $1,843 in the second quarter of 2001. On August 15, 2001, the Company sold the Radisson Hotel Tampa for $15,500.

LASALLE HOTEL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Shareholders’ Equity

Common Shares of Beneficial Interest

On January 15, 2002, the Company paid its quarterly distribution for the quarter ended December 31, 2001 of $0.01 per share and unit on its common shares and limited partnership units of the operating partnership. The distribution had been declared on December 14, 2001 payable to shareholders and unitholders of record at the close of business on December 31, 2001.

On May 15, 2002, the Company paid its quarterly distribution for the quarter ended March 31, 2002 of $0.01 per share and unit on its common shares and limited partnership units of the operating partnership. The distribution had been declared on April 15, 2002 payable to shareholders and unitholders of record at the close of business on April 30, 2002.

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

On April 15, 2002, the Company paid its pro rata preferred distribution of $0.185 per Series A Preferred Share for the quarter ended March 31, 2002. The distribution was prorated to reflect the actual number of days the Series A Preferred Shares were outstanding during the quarter. The distribution had been declared on March 26, 2002 payable to preferred shareholders of record at the close of business on April 1, 2002.

Operating Partnership Units

As of June 30, 2002, the operating partnership had 443,183 units outstanding, representing a 2.4% partnership interest held by the limited partners.

10.    Share Option and Incentive Plan

On January 29, 2002, the Company issued an aggregate of 6,726 common shares to the independent members of its board of trustees for 2001 compensation. The common shares were issued in lieu of cash, at the trustee’s election. These common shares were issued under the Company’s 1998 Share Option and Incentive Plan.

On May 15, 2002, the Company granted an aggregate of 25,000 non-qualified stock options at a strike price of $14.88 to the independent members of its board of trustees. The options granted vest over three years and expire on May 14, 2012.

At June 30, 2002, there were 445,495 common shares available for future grant under the 1998 Share Option and Incentive Plan.

LASALLE HOTEL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Included in Other indirect hotel operating expenses are the following items related to LHL:

	For the six months ended June 30,		For the three months ended June 30,
	2002	2001	2002	2001
General and administrative	$6,918	$4,918	$3,652	$2,912
Sales and marketing	4,867	3,226	2,715	1,855
Repairs and maintenance	3,297	2,368	1,743	1,271
Utilities and insurance	2,696	2,145	1,252	1,046
Management and incentive fees	3,011	3,037	2,377	2,377
Other expenses	988	465	514	319

Total other indirect expenses	$21,777	$16,159	$12,253	$9,780

Included in the above schedule are other indirect hotel operating expenses related to the Holiday Inn Beachside Resort, which are reported in discontinued operations on the accompanying consolidated financial statements.

Effective January 1, 2002, after having cancelled its operating lease with an affiliate of Crestline Hotels & Resorts, Inc. on December 31, 2001, the Company entered into a lease with LHL for the Holiday Inn Beachside Resort, located in Key West, Florida with an affiliate of Crestline Hotels & Resorts, Inc. remaining as manager. Effective April 1, 2002, LHL replaced Crestline Hotels & Resorts, Inc. with Interstate Hotels Company as manager of the property.

On January 25, 2002, the Company terminated its third-party operating lease on the Radisson Convention Hotel with Radisson Bloomington Corporation and entered into a lease with LHL on essentially the same terms. There was no cost relating to the lease termination. Radisson Hotels International, Inc. continues to manage the hotel.

As of June 30, 2002, LHL leased the following 12 hotels:

•	Marriott Seaview Resort

•	LaGuardia Airport Marriott

•	Omaha Marriott Hotel

•	Harborside Hyatt Conference Center & Hotel

•	Hotel Viking

•	D.C. Boutique Collection (four hotels)

•	Holiday Inn on the Hill

•	Holiday Inn Beachside Resort

•	Radisson Convention Hotel

All of the remaining hotels in which the Company owns an interest, excluding the Chicago Marriott Downtown, are leased directly to affiliates of the current managers of such hotels. The Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc., in which the Company has a 9.9% equity interest, and the hotel is operated by Marriott International, Inc.

12.    Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On April 6, 2001, the Company entered into a two–year, nine–month fixed interest rate swap at 4.87% for $30,000 of the balance outstanding on its senior unsecured credit facility, which as of June 30, 2002, fixes the interest rate at 7.12% including the Company’s current spread, which varies with its leverage ratio. As of June 30, 2002, there was $972 in unrealized losses represented in Accumulated other comprehensive loss, a component of shareholders’ equity.

LASALLE HOTEL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments. The notional value at June 30, 2002 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At June 30, 2002:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$30,000	4.868%	12/31/03	$(972)

At June 30, 2002, the derivative instrument was reported at its fair value in Accounts payable and accrued expenses of $972.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on floating rate debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in Accumulated other comprehensive loss. Over time, the unrealized gains and losses held in Accumulated other comprehensive loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $648 of the amount held in Accumulated other comprehensive loss.

The Company may hedge its exposure to the variability in future cash flows for transactions it anticipates entering into in the foreseeable future. During the forecasted period, unrealized gains and losses in the hedging instrument will be reported in accumulated other comprehensive income. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.

13.    Commitments and Contingencies

Ground Leases

Three of the hotels, Le Meridien New Orleans, San Diego Paradise Point Resort and Harborside Hyatt Conference Center & Hotel, are subject to ground leases under non-cancelable operating leases with terms ranging out to May 2081. Total ground lease expense for the three months and six months ended June 30, 2002 was $794 and $1,627, respectively.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels, as determined pursuant to the participating leases. The Company’s aggregate obligation under the reserve funds was approximately $16,584 at June 30, 2002. Four of the participating leases require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of June 30, 2002, $4,520 was available in restricted cash reserves for future capital expenditures. Twelve of the participating leases require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues, but do not require the funds to be set-aside in restricted cash. As of June 30, 2002, the total amount obligated for future capital expenditures but not set-aside in restricted cash reserves was $12,064. Amounts will be capitalized as incurred. As of June 30, 2002, purchase orders and letters of commitment totaling approximately $2,303 have been issued for renovations at the hotels.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Litigation

The nature of the operations of the hotels exposes them to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect the ultimate resolution of these matters to have a material adverse effect on the financial position, operations or liquidity of the hotels.

LASALLE HOTEL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company currently expects to engage Starwood Hotels & Resorts Worldwide, Inc. to manage and operate Le Meridien New Orleans and Le Meridien Dallas. The Company anticipates that Starwood Hotels & Resorts Worldwide, Inc. will operate these hotels under the Westin brand affiliation. In connection with the re-branding of these hotels, the Company is currently in litigation with Meridien Hotels, Inc. and related affiliates. The Company served notice that it was terminating the leases with Le Meridien for both the Dallas and New Orleans properties. The Company has won an order in the District Court of Dallas County, State of Texas stating that it has the right to take over occupancy of the Dallas hotel and for payment of damages, which is subject to appeal by Le Meridien. The Company has deferred recognition of any income or expense related to damages or other awards. In New Orleans, the court has postponed its ruling on the suit until the fair market value of the lease has been determined. The Company has filed an appeal in the Civil District Court for the Parish of Orleans, State of Louisiana on the postponement decision while concurrently arbitrating, as ordered by the court, the fair market value of the lease. In both cases, the Company believes its sole obligation is to make payments to Le Meridien on the fair market value, if any, of the remaining time outstanding under the leases. Le Meridien has also sued the Company, alleging that certain actions taken in anticipation of rebranding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. The Company believes this claim is without merit and intends to defend itself vigorously. The Company does not believe that the amount of any fees or damages it may be required to pay on any of the litigation related to Le Meridien will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole. The Company’s management has discussed this contingency and the related accounting treatment with its audit committee of its board of trustees.

14.    Comprehensive Loss

The Company’s other comprehensive loss consists of unrealized losses on interest rate derivatives. For the six months ended June 30, 2002, the comprehensive loss was $2,043. As of June 30, 2002, the Company’s Accumulated other comprehensive loss was $972.

15.    Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2002	2001
Interest paid, net of capitalized interest	$8,653	$12,935

Interest capitalized	$398	$147

Issuance of common shares for Board of Directors compensation	$75	$46

Exchange of units for common shares
Minority interest	$—	$(14,399)
Common stock	—	11
Additional paid in capital	—	14,388

	$—	$—

Distributions payable (preferred shares)	$2,557	$—

In conjunction with the LHL lease transitions related to the Key West and Bloomington properties, the Company assumed the following assets and liabilities:
Accounts receivable, net	$175	$—
Other assets purchased	307	—
Liabilities	(482)	—

Total net assets	$—	$—

LASALLE HOTEL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the hotel disposition, the Company disposed of the following assets and liabilities:
Sale of real estate	$(817)	$—
Liabilities, net of other assets	(11)

Disposition of hotel properties	$(828)	$—

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$—	$87,743
Liabilities, net of other assets	—	(1,209)

Acquisition of hotel properties	$—	$86,534

In conjunction with the LHL acquisition, the Company assumed the following assets and liabilities:
Accounts receivable, net	$—	$4,375
Other assets purchased	—	8,512
Liabilities	—	(12,834)

Total net assets	$—	$53

16.    Subsequent Events

On July 15, 2002, the Company paid its preferred distribution for the quarter ended June 30, 2002 of $0.64 per Series A Preferred Share to shareholders of record at the close of business on July 1, 2002.

On July 15, 2002, the Company declared its quarterly distribution for the quarter ended June 30, 2002 of $0.01 per common share and limited partnership unit of the operating partnership. The distribution is payable August 15, 2002 to shareholders and unitholders of record at the close of business on July 31, 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to the Risk Factors discussed in the Company’s 2001 Annual Report. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Estimates

Estimate of Hotel Revenues and Expenses

A significant portion of the Company’s revenues and expenses come from the operations of the individual hotels. The Company uses revenues and expenses that are estimated and projected by the hotel operators to produce its financial statements each quarter since the management contracts do not require financial statements to be submitted in a timely manner that allows the Company to record actual amounts in the reporting period. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results from prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter and believes the aggregate estimated quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are materially correct.

The Company’s management has discussed the policy of using estimated hotel operating revenues and expenses with its audit committee of its board of trustees. The audit committee has reviewed the Company’s disclosure relating to the estimates in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations section.

Results of Operations

On September 11, 2001, terrorist attacks on the World Trade Center in New York City and the Pentagon in northern Virginia resulted in a tremendous loss of life and property. The attacks involved the hijacking and destruction of several aircraft, which caused the collapse of the World Trade Center towers and caused considerable damage to the Pentagon. These events were unprecedented in the United States in terms of the magnitude of the losses incurred and the number of entities affected. The impact of the economic slowdown and the terrorist attacks of September 11, 2001 have caused disruption in the lodging industry and other travel-related businesses and have adversely affected the Company’s operations. The Company initiated a corporate action plan following the events of September 11, and has actively worked with its hotel operators to substantially reduce operating costs at the hotels. These initiatives included reducing labor costs, streamlining staffing levels, reducing hours of operations at hotel restaurants, reducing amenities and services where appropriate, reducing capacity and assorted expenses by closing unused floors, wings or buildings at the hotels and modifying marketing, sales and advertising initiatives. In addition, non-essential capital expenditure projects were reduced or suspended and quarterly distributions were reduced. With these initiatives in place, together with a gradual return of the economy to pre-September 11 levels, there have been modest improvements in occupancy and average daily room rate, although they remain below prior year levels. The Company has also re-instituted some of the capital projects postponed immediately after September 11. It has begun the renovation and repositioning of two boutique hotels located in Washington, D.C., with expected opening dates of September and December of this year. Previously the Company had renovated and repositioned two other hotels located in Washington, D.C. as boutique hotels. These two hotels, the Topaz Hotel and the Hotel Rouge, together with the two hotels currently undergoing renovation, the Hotel Helix and the Hotel Madera, are collectively referred to as “the D.C. Boutique Collection.”

Although hotel occupancy levels improved on a steady and gradual basis during the first and second quarters of 2002, management anticipates continued pressures on revenues over the next twelve months due to:

•	the weakened U.S. economy;

•	decreased demand and occupancy;

•	downward pricing pressures resulting from intense competition for a reduced amount of business opportunity;

•	the effects of the September 11, 2001 terrorist attacks; and

•	the subsequent war on terrorism, which can be expected to continue to have a significant adverse impact on travel and lodging demand.

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

For the six months ended June 30, 2002, total revenues increased by approximately $4.3 million from $80.3 million to $84.6 million. Hotel operating revenues increased by approximately $12.7 million from $55.5 million to $68.2 million. Participating lease revenue from unaffiliated lessees decreased by approximately $7.8 million from $24.0 million to $16.2 million.

The increase in Hotel operating revenues was primarily due to:

•	the addition of $10.1 million in hotel revenues from the Hotel Viking and Radisson Convention Hotel as a result of transferring the leases to LHL; and

•
the addition of $9.4 million in hotel revenues from the acquisition of the D.C. Boutique Collection in March 2001, and the subsequent closing in the second quarter of 2001 and reopening of two of the hotels in the D.C. Boutique Collection, the Topaz Hotel and the Hotel Rouge, in October and December, 2001, respectively, and the acquisition of the Holiday Inn on the Hill in June 2001.

Partly offsetting the increase in Hotel operating revenues were decreases of:

•	$2.6 million from the LaGuardia Airport Marriott due to reduced occupancy and weakness in corporate group and transient demand;

•	$2.0 million at the Harborside Hyatt Conference Center & Hotel due to reduced average room rate from lower corporate and transient demand;

•	$1.9 million from the remaining two hotels in the D.C. Boutique Collection, the Hotel Helix and Hotel Madera, due to the hotels closing for renovations early in the second quarter of 2002; and

•	$0.3 million from the Omaha Marriott Hotel due to reduced occupancy and average room rate due to lower demand.

The decrease in Participating lease revenue was primarily due to:

•	$3.7 million as a result of transferring the Hotel Viking and Radisson Convention Hotel leases to LHL;

•	$1.0 million from reduced occupancy and average room rate from weakness in corporate group and transient demand at the Le Montrose Suite Hotel and the San Diego Paradise Point Resort;

•	$0.8 million from reduced occupancy and average room rate at Le Meridien New Orleans as a result of softened demand in the New Orleans, Louisiana market;

•	$0.4 million from reduced average room rate at Le Meridien Dallas as a result of the impact of the renovation and expansion of the Dallas convention center; and

•	$1.9 million due to the sale of Radisson Hotel Tampa, which occurred on August 15, 2001.

Hotel operating expenses increased by approximately $10.2 million from $39.7 million to $49.9 million. The increase in Hotel operating expenses was primarily due to:

•	$7.6 million increase in hotel expenses as a result of transferring the Hotel Viking and Radisson Convention Hotel leases to LHL; and

•
$6.6 million increase in hotel expenses from the acquisition of the D.C. Boutique Collection in March 2001 and subsequent closing in the second quarter of 2001 of two of the hotels in the D.C. Boutique Collection, the Topaz Hotel and Hotel Rouge, and subsequent reopening in October and December, 2001, respectively, and the acquisition of the Holiday Inn on the Hill in June 2001.

Partly offsetting the increase in Hotel operating expenses were decreases of:

•	$1.6 million in hotel direct and indirect expenses primarily as a result of the corporate action plan initiatives;

•	$1.0 million in hotel food and beverage expenses due to lower occupancy and fewer meetings and meeting attendees;

•	$0.7 million in hotel room expenses due to lower occupancy; and

•
$0.7 million in hotel expenses from the remaining two hotels in the D.C. Boutique Collection, the Hotel Helix and Hotel Madera, due to the hotels closing for renovations during the second quarter 2002.

Depreciation and other amortization expense increased by approximately $2.0 million from $14.6 million to $16.6 million primarily due to:

•
$0.8 million increase due to the acquisition of the D.C. Boutique Collection in March 2001 and the subsequent repositioning of two of the hotels in the D.C. Boutique Collection, the Topaz Hotel and Hotel Rouge, during the last three quarters of 2001;

•	$0.7 million increase due to the acquisition of the Holiday Inn on the Hill in June 2001; and

•	$0.5 million increase related to capital improvements placed into service subsequent to June 2001.

Real estate and personal property taxes, insurance and ground rent expenses decreased by approximately $0.1 million from $6.6 million to $6.5 million. This decrease was primarily due to:

•	$0.1 million decrease in real estate taxes overall for the hotels including successful tax appeals at San Diego Paradise Point Resort and Le Montrose Suite Hotel;

•	$0.1 million refund of personal property taxes; and

•	$0.2 million decrease in real estate taxes relating to the Radisson Hotel Tampa which was sold on August 15, 2001.

Partly offsetting decreases in real estate and personal property taxes, insurance and ground rent expenses were increases of:

•	$0.3 million in real estate taxes as a result of the acquisition of the D.C. Boutique Collection in March 2001 and Holiday Inn on the Hill in June 2001; and

•	$0.2 million in insurance premiums overall for the hotels.

General and administrative expense increased by approximately $0.3 million from $2.8 million to $3.1 million primarily due to executive compensation expense relating to the grants of restricted shares in April and November 2001.

Interest expense decreased by approximately $2.4 million from $10.4 million to $8.0 million primarily due to:

•
a decrease in the Company’s weighted average interest rate from 7.1% to 5.7% for the six months ended June 30, 2001 and 2002, respectively, which includes a decrease in the weighted average interest rate for the bonds outstanding from 4.0% to 1.5% for the six months ended June 30, 2001 and 2002, respectively, and the effect of entering into a two-year, nine-month, fixed interest rate swap at 4.87% on $30.0 million of the balance on the Company’s outstanding senior unsecured credit facility on April 6, 2001; and

•
a decrease in the weighted average debt outstanding from $307.1 million to $286.8 million for the six months ended June 30, 2001 and 2002, respectively, which includes (i) an $81.9 million net pay down in March 2002 on the Company’s senior unsecured credit facility with proceeds from the March 2002 preferred share offering, (ii) additional pay downs on the Company’s senior unsecured credit facility with operating cash flows, (iii) approximately $15.9 million in additional borrowings for renovations of the hotels in the D.C. Boutique Collection during the last two quarters of 2001 and the first two quarters of 2002, and (iv) additional borrowings under the Company’s senior unsecured credit facility to finance other capital improvements during the last two quarters of 2001 and the first two quarters of 2002.

Writedown of property held for sale of $1.8 million for the six months ended June 30, 2001 represents the writedown of the Radisson Hotel Tampa. The asset was written down in the second quarter of 2001, and sold on August 15, 2001. Currently, similar expenses, if incurred, are reported as Discontinued operations; however, there were no similar writedowns of assets during the six months ended June 30, 2002.

Lease termination, advisory transaction and subsidiary purchase expenses of $1.9 million for the six months ended June 30, 2001 includes $0.5 million of LHL acquisition costs, $0.6 million of one-time expenses associated with becoming a self-managed REIT, and a $0.8 million cost of terminating the Hotel Viking lease. There were no similar expenses incurred during the six months ended June 30, 2002.

Income tax benefit increased by approximately $1.3 million from less than $(0.1) million to $1.3 million for the six months ended June 30, 2002, primarily due to:

•	$3.2 million decrease in LHL’s net income before income tax benefit from less than $0.1 million income to a $3.2 million loss for the six months ended June 30, 2002.

Extraordinary loss of $0.9 million for the six months ended June 30, 2001 represents the costs related to the March 1, 2001 redemption of the Massachusetts Port Authority special project revenue bonds relating to the Harborside Hyatt Conference Center & Hotel. There were no similar costs incurred during the six months ended June 30, 2002.

Distributions to preferred shareholders increased $3.3 million from $0.0 million to $3.3 million for the six months ended June 30, 2001 and 2002, respectively. Preferred shares were issued in March 2002, therefore there were no distributions on preferred shares prior to the payment of the first preferred share dividend in April 2002.

As a result of the foregoing items, net income applicable to common shareholders decreased by approximately $3.3 million from $1.3 million net income to $2.0 million net loss for the six months ended June 30, 2001 and 2002, respectively.

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

For the three months ended June 30, 2002, total revenues increased by approximately $1.5 million from $48.3 million to $49.8 million. Hotel operating revenue increased by approximately $5.4 million from $36.5 million to $41.9 million. Participating lease revenue from unaffiliated lessees decreased by approximately $3.6 million from $11.3 million to $7.7 million.

The increase in Hotel operating revenue was primarily due to:

•	the addition of $5.5 million in hotel revenues from the Radisson Convention Hotel as a result of transferring the lease to LHL;

•	$3.3 million in hotel revenues from the acquisition of the Holiday Inn on the Hill in June 2001;

•
$1.2 million in hotel revenues from two of the D.C. Boutique Collection hotels, the Topaz Hotel and the Hotel Rouge, that were closed from May to October 2001 and May to December 2001, respectively, for repositioning; and

•	$0.5 million increase in hotel revenues from the Marriott Seaview Resort because of increased occupancy.

Partly offsetting the increase in Hotel operating revenue were decreases of:

•
$2.9 million from LaGuardia Airport Marriott, Omaha Marriott Hotel, Harborside Hyatt Conference Center & Hotel and the Hotel Viking due to reduced occupancy and average room rate from weakness in corporate group and transient demand; and

•	$2.2 million from the remaining two hotels in the D.C. Boutique Collection, the Hotel Helix and Hotel Madera, that were closed for repositioning during the second quarter of 2002.

The decrease in Participating lease revenue was primarily due to:

•	a decrease of $2.1 million as a result of transferring the Radisson Convention Hotel lease to LHL;

•	a decrease of $0.7 million due to reduced average room rate and weakness in corporate group demand at the Le Montrose Suite Hotel and the San Diego Paradise Point Resort;

•	a decrease of $0.4 million from reduced occupancy and average room rate at Le Meridien New Orleans as a result of softened demand in the New Orleans, Louisiana market; and

•	a decrease of $0.4 million due to the sale of Radisson Hotel Tampa, on August 15, 2001.

Hotel operating expenses increased by approximately $4.4 million from $24.0 million to $28.4 million. The increase in Hotel operating expenses was primarily due to:

•	the addition of $4.1 million in hotel expenses as a result of transferring the Radisson Convention Hotel lease to LHL;

•	$1.9 million in hotel expense from the acquisition of the Holiday Inn on the Hill in June 2001; and

•
$1.1 million in hotel expenses from two of the hotels in the D.C. Boutique Collection, the Topaz Hotel and the Hotel Rouge, that were closed for repositioning from May to October 2001 and May to December, 2001, respectively.

Partly offsetting the increase in Hotel operating expenses were decreases of:

•	$1.1 million in hotel expenses from the remaining two hotels in the D.C. Boutique Collection which were closed for repositioning during the second quarter 2002;

•	$0.9 million in hotel direct and indirect expenses primarily as a result of the corporate action plan initiatives;

•	$0.4 million in hotel food & beverage expenses due to lower occupancy; and

•	$0.3 million in hotel room expenses due to lower occupancy.

Depreciation and other amortization expense increased by approximately $0.8 million from $7.5 million to $8.3 million primarily due to:

•	$0.3 million increase due to the acquisition of the Holiday Inn on the Hill in June 2001;

•	$0.2 million increase related to capital improvements placed into service subsequent to June 2001;

•
$0.4 million increase from two of the D.C. Boutique Collection hotels, the Topaz Hotel and Hotel Rouge, that were closed for repositioning from May to October 2001, and May to December 2001, respectively; offset by

•	$0.1 million decrease from the remaining two hotels in the D.C. Boutique Collection, the Hotel Helix and Hotel Madera, that were closed for repositioning during the second quarter 2002.

Real estate and personal property taxes, insurance and ground rent expenses decreased by approximately $0.2 million from $3.4 million to $3.2 million. This decrease was primarily due to:

•	$0.3 million decrease in ground rent at the San Diego Paradise Point Resort and the Harborside Hyatt Conference Center & Hotel due to reduced revenues;

•	$0.2 million decrease in real estate taxes overall for the hotels including successful tax appeals at San Diego Paradise Point Resort and Le Montrose Suite Hotel; and

•	$0.2 million decrease in real estate taxes and insurance relating to the Radisson Hotel Tampa, which was sold on August 15, 2001.

Partly offsetting the decrease in real estate and personal property taxes, insurance and ground rent expenses were increases of:

•	$0.2 million in real estate taxes as a result of the acquisition of the Holiday Inn on the Hill in June 2001;

•	$0.2 million in insurance premiums overall for the hotels; and

•
$0.1 million in real estate taxes and insurance for two of the hotels in the D.C. Boutique Collection, the Topaz Hotel and Hotel Rouge, that were closed for repositioning from May to October 2001 and from May to December 2001, respectively.

Interest expense decreased by approximately $1.8 million from $5.3 million to $3.5 million primarily due to:

•
a decrease in the Company’s weighted average interest rate from 6.7% to 5.6% for the quarter ended June 30, 2001 and 2002, respectively, which includes a decrease in the weighted average interest rate for the bonds outstanding from 3.5% to 1.6% for the three months ended June 30, 2001 and 2002, respectively; and

•
a decrease in the weighted average debt outstanding from $328.8 million to $252.4 million for the three months ended June 30, 2001 and 2002, respectively, which includes (i) a $81.9 million net pay down in March 2002 on the Company’s senior unsecured credit facility with proceeds from the March 2002 preferred shared offering, (ii) approximately $15.9 million in additional borrowings for renovations of the hotels in the D.C. Boutique Collection during the last two quarters of 2001 and the first two quarters of 2002, and (iii) additional borrowings under the Company’s senior unsecured credit facility to finance other capital improvements during the last two quarters of 2001 and first two quarters of 2002.

Writedown of property held for sale of $1.8 million for the three months ended June 30, 2001 represents the writedown of the Radisson Hotel Tampa. The asset was written down in the second quarter of 2001 and sold on August 15, 2001. Currently, similar expenses, if incurred, are reported as Discontinued operations; however, there were no similar writedowns of assets during the three months ended June 30, 2002.

Net income on discontinued operations increased $0.1 million from $0.1 million to $0.2 million primarily due to:

•
$0.1 million increase in net operating income from the Holiday Inn Beachside Resort in Key West, Florida from less than $0.1 million for the three months ended June 30, 2001 to $0.1 million for the three months ended June 30, 2002.

Extraordinary gain of $0.2 million for the three months ended June 30, 2001 represents reimbursement of interest expense related to the March 1, 2001 redemption of the Massachusetts Port Authority special project revenue bonds relating to the Harborside Hyatt Conference Center & Hotel. There were no similar gains during the three months ended June 30, 2002.

Distributions to preferred shareholders increased $2.6 million from $0.0 million to $2.6 million for the three months ended June 30, 2001 and 2002, respectively. Preferred shares were issued in March 2002, therefore there were no distributions on preferred shares prior to the payment of the first preferred share dividend in April 2002.

As a result of the foregoing items, net income applicable to common shareholders decreased by approximately $2.4 million from $3.6 million to $1.2 million for the three months ended June 30, 2001 and 2002, respectively.

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

Comparable Funds From Operations is defined by the Company as FFO before one-time items including the purchase of LHL, the transition expenses associated with becoming a self–managed REIT and the costs associated with terminating the Hotel Viking lease with Bellevue Properties, Inc. Comparable EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortized expenses, one–time charges related to the purchase of LHL, transition expenses associated with becoming a self–managed REIT and the costs associated with terminating the Hotel Viking lease.

The following is a reconciliation between Net income, FFO and Comparable Funds From Operations (in thousands, except share data):

	For the six months ended June 30,		For the three months ended June 30,
	2002	2001	2002	2001
Comparable Funds From Operations (FFO):
Net income (loss) applicable to common shareholders	$(1,954)	$1,315	$1,181	$3,650
Depreciation	16,968	15,064	8,358	7,751
Equity in depreciation of joint venture	484	463	243	235
Amortization of deferred lease costs	16	25	9	6
Writedown of property held for sale	—	1,843	—	1,843
Minority interest:
Minority interest in operating partnership	17	45	104	102
Minority interest in discontinued operations	15	22	2	1
Minority interest in extraordinary (gain) loss	—	(28)	—	10
Extraordinary (gain) loss	—	973	—	(254)
Equity in extraordinary loss of joint venture	150	—	150	—

FFO	15,696	19,722	10,047	13,344

Advisory transition expense	—	600	—	—
Lease termination expense	—	790	—	5
Subsidiary purchase cost	—	533	—	—

Comparable FFO	$15,696	$21,645	$10,047	$13,349

Weighted average number of common shares and units outstanding:
Basic	19,122,575	18,793,907	19,123,615	18,867,762
Diluted	19,297,955	18,876,196	19,331,100	18,944,569

The following is a reconciliation between Net income, EBITDA and Comparable EBITDA (in thousands):

	For the six months ended June 30,		For the three months ended June 30,
	2002	2001	2002	2001
Comparable EBITDA:
Net income (loss) applicable to common shareholders	$(1,954)	$1,315	$1,181	$3,650
Interest	8,200	10,863	3,580	5,526
Equity in interest expense of joint venture	275	473	138	218
Income tax (benefit) expense:
Income tax (benefit) expense	(1,288)	32	809	808
Income tax benefit from discontinued operations	(48)	—	(65)	—
Depreciation and other amortization	17,008	15,103	8,379	7,765
Equity in depreciation/amortization of joint venture	519	493	263	250
Amortization of deferred financing costs	1,172	910	596	560
Writedown of property held for sale	—	1,843	—	1,843
Minority interest:
Minority interest in operating partnership	17	45	104	102
Minority interest in discontinued operations	15	22	2	1
Minority interest in extraordinary (gain) loss	—	(28)	—	10
Distributions to preferred shareholders	3,296	—	2,557	—

EBITDA	27,212	31,071	17,544	20,733

Advisory transition expense	—	600	—	—
Lease termination expense	—	790	—	5
Subsidiary purchase cost	—	533	—	—

Comparable EBITDA	$27,212	$32,994	$17,544	$20,738

Off-Balance Sheet Arrangements

On June 17, 2002, the joint venture that owns the Chicago Marriott Downtown and in which the Company holds a 9.9% ownership interest, refinanced its existing $120.0 million mortgage loan with two new mortgage loans from a new lender. The new mortgage loans are for an aggregate amount of $120.0 million and have two-year terms. Refinancing costs are being amortized by the joint venture over the two-year terms of the new mortgages. These loans can be extended at the option of the joint venture for three additional one-year terms. These loans bear interest at the greater of (i) the London InterBank Offered Rate plus 2.4% or (ii) 4.9%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the rate at 8.1%, effectively limiting the rate on the new mortgages to 10.5%. As of June 30, 2002, the interest rate was 4.9%. Monthly interest-only payments are due in arrears throughout the term. These loans are secured by the Chicago property. The Company’s pro rata share of the loans in aggregate is approximately $11.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s debt covenants. No guarantee exists on behalf of the Company for the refinanced loan.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of hotel operating cash flow distributed by LHL and the operating partnership’s cash flow from the participating leases. Except for the security deposits required under the participating leases for the four hotels not leased by LHL, the lessees’ obligations under the participating leases are unsecured and the lessees’ abilities to make rent payments to the operating partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, is dependent on the lessees’ abilities to generate sufficient cash flow from the operations of the hotels.

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

In addition, cash flow from hotel operations is subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels;

•	increases in operating costs including wages, benefits, insurance and energy due to inflation and other factors, which may not be offset in the future by increases in room rates;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling; and

•	terrorism and actions taken against terrorists may cause additional decreases in business and leisure travel.

These factors could adversely affect the ability of the hotel operators to generate revenues and therefore adversely affect the lessees of the Company’s Hotels to make rental payments to the Company pursuant to the participating leases and therefore impact the Company’s liquidity.

The Company has obtained a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. On February 11, 2002, the Company amended the senior unsecured credit facility revising certain debt covenant definitions and limiting total outstanding borrowings to $175.0 million through November 15, 2002. For the three months and six months ended June 30, 2002, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 4.4% and 4.5%, respectively. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of $0.1 million and $0.2 million for the three months and six months ended June 30, 2002, respectively. At June 30, 2002, the Company had outstanding borrowings against the senior unsecured credit facility of $85.8 million.

Interest expense for the three months and six months ended June 30, 2002 was $0.2 million and $0.3 million, respectively, on the $42.5 million aggregate principal amount of the Massachusetts Port Authority special project revenue bonds. Due to the nature of these bonds, they can be redeemed at any time without penalty. The bonds are secured by letters of credit issued by General Electric Capital Corporation. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel.

The Company has a mortgage loan that is collateralized by the Radisson Convention Hotel located in Bloomington, Minnesota and the Le Meridien Dallas. The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months and six months ended June 30, 2002 was $0.9 million and $1.8 million, respectively. This loan had an outstanding balance of $44.7 million on June 30, 2002.

The Company has three mortgage loans collateralized by the Le Montrose Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida. The loans are subject to a fixed interest rate of 8.08%, mature on July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule. Interest expense for the three months and six months ended June 30, 2002 was $1.5 million and $3.0 million, respectively. These loans had aggregate outstanding balances of $73.1 million at June 30, 2002.

On June 17, 2002, the joint venture that owns the Chicago property refinanced its existing $120.0 million mortgage loan with two new mortgage loans from a new lender. The new mortgage loans are for an aggregate amount of $120.0 million and have two-year terms. The mortgage loans can be extended at the option of the joint venture for three additional one-year terms. The mortgages bear interest at the greater of (i) the London InterBank Offered Rate plus 2.4% or (ii) 4.9%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the rate at 8.1%, effectively limiting the rate on the new mortgages to 10.5%. As of June 30, 2002, the interest rate was 4.9%.

These mortgages are secured by the Chicago property. The Company’s pro rata share of the mortgages in aggregate is approximately $11.9 million.

LHL has a $5.0 million senior unsecured revolving credit facility, which matures on January 3, 2004, to be used for working capital and general corporate purposes. The weighted average interest rate under the facility for the three months and six months ended June 30, 2002 was 4.6% and 4.4%, respectively. LHL is required to pay an unused commitment fee which is variable, determined from a ratings based pricing matrix, currently set at 0.25% of the unused portion of the LHL credit facility. The Company incurred an immaterial unused commitment fee for the three months and six months ended June 30, 2002, respectively. At June 30, 2002, the Company had no outstanding borrowings under the LHL credit facility.

On June 30, 2002, the Company had approximately $4.7 million of cash and cash equivalents, approximately $13.0 million of restricted cash reserves, and had approximately $85.8 million outstanding under its senior unsecured credit facility.

Net cash provided by operating activities was approximately $12.4 million for the six months ended June 30, 2002, primarily due to the distribution of hotel operating revenues by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $14.3 million for the six months ended June 30, 2002 due primarily to outflows for improvements and additions at the hotels and funding of restricted cash reserves.

Net cash provided by financing activities was approximately $3.9 million for the six months ended June 30, 2002, comprised of the March 2002 preferred share offering and borrowings under the senior unsecured credit facility, offset by repayments of borrowings under the senior unsecured credit facility and payment of the fourth quarter 2001 and first quarter 2002 distribution to common shareholders and unitholders, and payment of the first quarter 2002 distribution to preferred shareholders.

In March 2002, the Company completed an underwritten public offering of 3,991,900 10¼% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (Liquidation Preference $25 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $96.1 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and have and will be used to fund the recent and future redevelopment of the D.C. Boutique Collection.

The Company has considered its short–term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short–term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities and utilizing availability under the senior unsecured credit facility. The Company also considers capital improvements and property acquisitions as short–term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility, the issuance of other indebtedness, or the issuance of additional equity securities.

The Company expects to meet long–term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility, estimated cash flows from operations, the issuance of long–term unsecured and secured indebtedness and the issuance of additional equity securities. The Company will acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of June 30, 2002, approximately 42.7% (including the Company’s $11.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown) of the Company’s borrowings were subject to variable rates.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels, as determined pursuant to the participating leases. The Company’s aggregate reserve fund obligation under the participating leases was approximately $16.6 million at June 30, 2002. Four of the participating leases require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of June 30, 2002, $4.5 million was available in restricted cash reserves for future capital expenditures. Twelve of the participating leases require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set-aside in restricted cash. As of June 30, 2002, the total amount obligated for future capital expenditures but not set-aside in restricted cash reserves was $12.1 million. Amounts will be capitalized as incurred. As of June 30, 2002, purchase orders and letters of commitment totaling approximately $2.3 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three months and six months ended June 30, 2002 and 2001, respectively.

	For the six months ended June 30,			For the three months ended June 30,
	2002	2001	Variance	2002	2001	Variance
Total Portfolio
Occupancy	63.8%	68.3%	(6.6%)	69.3%	70.9%	(2.3%)
ADR	$142.48	$151.32	(5.8%)	$145.56	$157.22	(7.4%)
RevPAR	$90.88	$103.34	(12.1%)	$100.84	$111.48	(9.5%)

Inflation

The Company’s revenues come primarily from its pro rata share of the operating partnership’s cash flow from the participating leases and hotel operating revenues distributed by LHL, thus the Company’s revenues will vary based on changes in the underlying hotels’ revenues. Therefore, the Company relies entirely on the performance of the hotels’ and the lessees’ abilities to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the lessees’ and hotel operators’ abilities to raise rates faster than inflation or even at the same rate, as has been the case for the period from the second quarter of 2001 through the first two quarters of 2002.

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

Seasonality

The hotels’ operations historically have been seasonal. Twelve of the hotels maintain higher occupancy rates during the second and third quarters. The Marriott Seaview Resort generates a significant portion of its revenues from golf related business and, as a result, its revenues fluctuate according to the season and the weather. Le Montrose Suite Hotel and Le Meridien Dallas generally experience their highest occupancies in the first quarter, while Holiday Inn Beachside Resort and Le Meridien New Orleans generally experience their highest occupancies in the first and second quarters. These seasonality patterns can be expected to cause fluctuations in the Company’s quarterly lease revenue under the participating leases.

Insurance

The Company currently maintains “all-risk” insurance policies, either directly or through its hotel operators, on each of its hotels, consistent with market standards. In April 2002, these policies were renewed but now contain terrorism exclusions. At this time the Company does not have a separate policy covering acts of terrorism, except for the Chicago Marriott Downtown. The Company will continue to evaluate the availability and cost/benefit of terrorism policies.

Litigation

The Company currently expects to engage Starwood Hotels & Resorts Worldwide, Inc. to manage and operate Le Meridien New Orleans and Le Meridien Dallas. The Company anticipates that Starwood Hotels & Resorts Worldwide, Inc. will operate these hotels under the Westin brand affiliation. In connection with the re-branding of these hotels, the Company is currently in litigation with Meridien Hotels, Inc. and related affiliates. The Company served notice that it was terminating the leases with Le Meridien for both the Dallas and New Orleans properties. The Company has won an order in the District Court of Dallas County, State of Texas stating that it has the right to take over occupancy of the Dallas hotel and for payment of damages, which is subject to appeal by Le Meridien. The Company has deferred recognition of any income or expense related to damages or other awards. In New Orleans, the court has postponed its ruling on the suit until the fair market value of the lease has been determined. The Company has filed an appeal in the Civil District Court for the Parish of Orleans, State of Louisiana on the postponement decision while concurrently arbitrating, as ordered by the court, the fair market value of the lease. In both cases, the Company believes its sole obligation is to make payments to Le Meridien on the fair market value, if any, of the remaining time outstanding under the leases. Le Meridien has also sued the Company, alleging that certain actions taken in anticipation of rebranding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. The Company believes this claim is without merit and intends to defend itself vigorously. The Company does not believe that the amount of any fees or damages it may be required to pay on any of the litigation related to Le Meridien will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole. The Company’s management has discussed this contingency and the related accounting treatment with its audit committee of its board of trustees.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing cost. To achieve these objectives, the Company borrows at a combination of fixed and variable rates.

At June 30, 2002, the Company’s outstanding borrowings under the senior unsecured credit facility were $85.8 million. Borrowings under the senior unsecured credit facility bear interest at variable market rates. The weighted average interest rate under the facility for the three months and six months ended June 30, 2002 was 4.4% and 4.5%, respectively. A 0.25% annualized change in interest rates would have changed interest expense by $0.1 million for the six months ended June 30, 2002. This change is based on the weighted average borrowings under the senior unsecured credit facility for the six months ended June 30, 2002, which was $92.2 million.

On January 3, 2001, LHL obtained a three–year commitment for the $5.0 million senior unsecured revolving credit facility to be used for working capital and general corporate purposes. Borrowings under the LHL credit facility bear interest at floating rates equal to the London InterBank Offered Rate plus an applicable margin or an “Adjusted Base Rate” plus an applicable margin, at the election of LHL. At June 30, 2002, the Company had no outstanding borrowings under the LHL credit facility. The weighted average interest rate under the facility for the three months and six months ended June 30, 2002 was approximately 4.6% and 4.4%, respectively. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the six months ended June 30, 2002. This change is based on the weighted average borrowings under the LHL credit facility for the six months ended June 30, 2002, which was $4.0 million.

At June 30, 2002, the Company had outstanding bonds payable of $42.5 million. The bonds bear interest based on weekly floating rates and have no principal reductions for the life of the bonds. The weighted average interest rate for the three months and six months ended June 30, 2002 was 1.6% and 1.5%, respectively. A 0.25% annualized change in interest rates would have changed interest expense by $0.1 million for the six months ended June 30, 2002. This change is based on the weighted average borrowings under the bonds for the six months ended June 30, 2002, which was $42.5 million.

At June 30, 2002, the mortgage loan secured by the Radisson Convention Hotel in Bloomington, Minnesota and the Le Meridien Dallas had a balance of $44.7 million. At June 30, 2002, the carrying value of this mortgage loan approximated its fair value. The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule.

At June 30, 2002, the mortgage loans secured by the Le Montrose Suite Hotel in West Hollywood, California, Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida had an aggregate balance of $73.1 million. At June 30, 2002, the carrying value of these mortgage loans approximated their fair values. The loans are subject to a fixed interest rate of 8.08%, mature of July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule.

On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30.0 million of the outstanding balance on its senior unsecured credit facility, which currently fixes the interest rate at 7.12% including the Company’s current spread, which varies with its leverage ratio.

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

Item 4.     Submission of Matters to a Vote of Security Holders

On May 15, 2002, the Company held its Annual Meeting of Shareholders. The matters on which the shareholders voted, in person or by proxy, were:

(i)  for the election of two Class I trustees of the Company to serve until the 2005 Annual Meeting of Shareholders and until their successors are duly elected and qualified; and

(ii)  the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

The two nominees were elected and the ratification of the appointment of the independent auditors was approved. The results of the voting were as follows:

Election of Trustees:

Trustee	Votes For	Votes Against	Votes Withheld
Jon E. Bortz	11,760,047	0	2,234,949
Donal A.Washburn	13,931,681	0	63,315

Ratification of Appointment of Independent Auditors:

Votes For	Votes Against	Votes Withheld
13,895,921	70,204	28,871

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8–K

(a)  Exhibits.

None.

(b)  Reports on Form 8–K.

The Company filed two reports on Form 8-K during the quarter ended June 30, 2002. Information regarding items reported is as follows:

Date	Items Reported On

April 26, 2002
Item 9—Regulation FD Disclosure The Company announced a conference call to be held on May 13, 2002, to discuss the Company’s results for the quarter ended March 31, 2002, and its outlook for the remainder of the year.

May 14, 2002
Item 7—Financial Statements and Exhibits
Item 9—Regulation FD Disclosure
On May 14, 2002, the Company issued a press release announcing its results for the quarter ended March 31, 2002, and its outlook for the remainder of the year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

By:	/s/ HANS S. WEGER
Hans S. Weger Executive Vice President, Treasurer and Chief Financial Officer

Dated: July 22, 2002