Form 10-Q
period 2002-09-30
LASALLE HOTEL PROPERTIES
filed 2002-10-21
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14045

LASALLE HOTEL PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	36-4219376

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4800 Montgomery Lane, Suite M25, Bethesda, MD	20814

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 301/941-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at October 18, 2002
Common Shares of Beneficial Interest ($0.01 par value)	18,702,429
10¼% Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	3,991,900

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

LASALLE HOTEL PROPERTIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS:
Investment in hotel properties, net (Note 1)	$471,871	$550,015
Investment in joint venture (Note 5)	4,652	5,320
Cash and cash equivalents	3,691	2,718
Restricted cash reserves (Note 13)	13,521	6,469
Rent receivable	3,875	3,640
Notes receivable	1,960	2,616
Hotel receivables (net of allowance for doubtful accounts of $203 and $125, respectively)	8,278	5,155
Deferred financing costs, net	2,774	4,445
Prepaid expenses and other assets	14,361	7,878
Assets held for sale, net (Note 7)	76,573	—

Total assets	$601,556	$588,256

LIABILITIES AND SHAREHOLDERS' EQUITY:
Borrowings under credit facilities (Note 6)	$83,822	$175,400
Bonds payable (Note 6)	42,500	42,500
Mortgage loans (Note 6)	58,929	118,562
Accounts payable and accrued expenses	17,123	13,072
Advance deposits	2,082	1,501
Accrued interest	422	1,038
Distributions payable	2,557	191
Liabilities of assets held for sale (Note 7)	59,604	—

Total liabilities	267,039	352,264

Minority interest in operating partnership	5,531	5,589
Minority interest in other partnerships	10	10
Commitments and contingencies	—	—

SHAREHOLDERS' EQUITY:
Preferred shares, $0.01 par value, 20,000,000 shares authorized, 3,991,900 shares issued and outstanding at September 30, 2002 and no shares issued and outstanding at December 31, 2001, respectively (Note 9)	40	—
Common shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 18,702,429 and 18,673,706 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively (Note 9)	187	187
Additional paid-in capital, including $25,329 and $21,461 of offering costs at September 30, 2002 and December 31, 2001, respectively	374,300	278,060
Deferred compensation	(2,025)	(2,601)
Accumulated other comprehensive loss (Note 14)	(1,192)	(883)
Distributions in excess of retained earnings	(42,334)	(44,370)

Total shareholders' equity	328,976	230,393

Total liabilities and shareholders' equity	$601,556	$588,256

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	For the nine months ended September 30,
	2002	2001
Revenues:
Hotel operating revenues:
Room revenue	$66,285	$55,565
Food and beverage revenue	34,662	25,505
Other operating department revenue	10,160	9,420
Participating lease revenue	17,511	26,568
Interest income	228	533
Equity in income of joint venture (Note 5)	246	549
Other income	17	199

Total revenues	129,109	118,339

Expenses:
Hotel operating expenses:
Room	16,509	12,952
Food and beverage	25,093	19,051
Other direct	5,323	5,304
Other indirect (Note 11)	31,646	26,104
Depreciation and other amortization	21,966	19,384
Real estate and personal property taxes and insurance	6,067	6,016
Ground rent (Note 13)	2,484	2,910
General and administrative	4,587	4,529
Interest	8,006	12,462
Amortization of deferred financing costs	1,651	1,333
Writedown of property held for sale (Note 8)	—	1,872
Lease termination, advisory transaction and subsidiary purchase expenses	—	1,929
Other expenses	7	3

Total expenses	123,339	113,849

Income before minority interest, income tax benefit, discontinued operations and extraordinary loss	5,770	4,490
Minority interest in operating partnership	(151)	(128)

Income before income tax benefit, discontinued operations and extraordinary loss	5,619	4,362
Income tax benefit (Note 4)	769	143

Income before discontinued operations and extraordinary loss	6,388	4,505
Discontinued operations (Note 7):
Income from operations of property held for sale	1,763	1,702
Minority interest	(44)	(46)
Income tax benefit (Note 4)	156	—

Net income from discontinued operations	1,875	1,656

Income before extraordinary loss	8,263	6,161
Extraordinary loss:
Extraordinary loss	—	(973)
Minority interest	—	28

Net extraordinary loss	—	(945)
Net income	8,263	5,216
Distributions to preferred shareholders	(5,853)	—

Net income applicable to common shareholders	$2,410	$5,216

LASALLE HOTEL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS—Continued
(Dollars in thousands, except per share data)
(Unaudited)

	For the nine months ended September 30,
	2002	2001
Earnings per Common Share—Basic:
Income applicable to common shareholders before discontinued operations and extraordinary loss	$0.03	$0.24
Discontinued operations	0.10	0.09
Extraordinary loss	—	(0.05)

Net income applicable to common shareholders	$0.13	$0.28

Earnings per Common Share—Diluted:
Income applicable to common shareholders before discontinued operations and extraordinary loss	$0.03	$0.24
Discontinued operations	0.10	0.09
Extraordinary loss	—	(0.05)

Net income applicable to common shareholders	$0.13	$0.28

Weighted average number common shares outstanding:
Basic	18,683,243	18,314,367
Diluted	18,845,144	18,390,631

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months ended September 30,
	2002	2001
Revenues:
Hotel operating revenues:
Room revenue	$26,021	$21,461
Food and beverage revenue	12,773	9,352
Other operating department revenue	4,139	4,165
Participating lease revenue	7,239	9,181
Interest income	74	129
Equity in income of joint venture (Note 5)	211	410
Other income	5	13

Total revenues	50,462	44,711

Expenses:
Hotel operating expenses:
Room	6,029	4,659
Food and beverage	9,225	7,014
Other direct	1,881	2,133
Other indirect (Note 11)	11,526	9,945
Depreciation and other amortization	7,303	6,757
Real estate and personal property taxes and insurance	1,945	2,062
Ground rent (Note 13)	1,064	1,143
General and administrative	1,530	1,742
Interest	2,196	4,013
Amortization of deferred financing costs	553	502
Writedown of property held for sale (Note 8)	—	29
Lease termination, advisory transaction and subsidiary purchase expenses	—	6

Total expenses	43,252	40,005

Income before minority interest, income tax benefit (expense) and discontinued operations	7,210	4,706
Minority interest in operating partnership	(154)	(135)

Income before income tax benefit (expense) and discontinued operations	7,056	4,571
Income tax benefit (expense) (Note 4)	(516)	175

Income before discontinued operations	6,540	4,746
Discontinued operations (Note 7):
Income (loss) from operations of property held for sale	285	(873)
Minority interest	(9)	28
Income tax benefit (Note 4)	105	—

Net income (loss) from discontinued operations	381	(845)

Net income	6,921	3,901

Distributions to preferred shareholders	(2,557)	—

Net income applicable to common shareholders	$4,364	$3,901

LASALLE HOTEL PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS—Continued
(Dollars in thousands, except per share data)
(Unaudited)

	For the three months ended September 30,
	2002	2001
Earnings per Common Share—Basic:
Income applicable to common shareholders before discontinued operations	$0.21	$0.26
Discontinued operations	0.02	(0.05)

Net income applicable to common shareholders	$0.23	$0.21

Earnings per Common Share—Diluted:
Income applicable to common shareholders before discontinued operations	$0.21	$0.26
Discontinued operations	0.02	(0.05)

Net income applicable to common shareholders	$0.23	$0.21

Weighted average number common shares outstanding:
Basic	18,690,822	18,439,098
Diluted	18,826,814	18,503,506

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)
(Unaudited)

	For the nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$8,263	$5,216
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	24,643	23,110
Amortization of deferred financing costs	1,761	1,448
Bond premium amortization	—	(314)
Minority interest in operating partnership	195	146
Writedown of property held for sale	—	1,872
Loss on investment in LHL	—	8
Income tax benefit	(925)	(143)
Deferred compensation	576	150
Equity in income of joint venture	(246)	(549)
Cost of early extinguishment of debt	—	973
Changes in assets and liabilities:
Rent receivable	(235)	3,893
Prepaid expenses and other assets	(7,253)	1,361
Hotel receivables	(3,036)	(3,581)
Due to Jones Lang LaSalle Incorporated	—	(966)
Accounts payable and accrued expenses	3,841	(2,661)
Advance deposits	588	36
Accrued interest	(1,106)	(1,399)

Net cash flow provided by operating activities	27,066	28,600

Cash flows from investing activities:
Improvements and additions to hotel properties	(20,208)	(16,004)
Acquisition of hotel properties	—	(86,534)
Acquisition of LHL	—	(53)
Distributions from joint venture	914	943
Distributions from LHL	—	5
Purchase of office furniture and equipment	(19)	(417)
Repayment of notes receivable	1,529	4,265
Funding of notes receivable	(873)	(130)
Funding of restricted cash reserves	(9,338)	(4,315)
Proceeds from restricted cash reserves	2,286	13,371
Proceeds from sale of investment in hotel properties	828	14,928

Net cash flow used in investing activities	(24,881)	(73,941)

Cash flows from financing activities:
Borrowings under credit facilities	39,564	131,021
Repayments under credit facilities	(131,142)	(67,142)
Proceeds from issuance of bonds	—	42,500
Repayments under bond issues	—	(40,000)
Cost of early extinguishment of debt	—	(973)
Repayments of mortgage loans	(1,125)	(1,037)
Payment of deferred financing costs	(570)	(1,279)
Proceeds from exercise of stock options	—	3,725
Proceeds from issuance of preferred shares	99,798	—
Payment of preferred offering costs	(3,868)	—
Distributions-preferred shares	(3,296)	—
Distributions-common shares	(573)	(21,765)

Net cash flow provided by (used in) financing activities	(1,212)	45,050

Net change in cash and cash equivalents	973	(291)
Cash and cash equivalents, beginning of period	2,718	1,414

Cash and cash equivalents, end of period	$3,691	$1,123

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2002
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

As of September 30, 2002, the Company owned interests in 17 hotels with approximately 5,900 rooms/suites located in eleven states and the District of Columbia. The Company owns 100% equity interests in 15 of the hotels, a controlling 95.1% interest in a partnership that owns one hotel and a 9.9% equity interest in a joint venture that owns one hotel. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. Each hotel is managed by an independent hotel operator. Four of the hotels are leased to unaffiliated lessees (affiliates of whom also manage these hotels) and 12 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 11). As more fully described in Note 5, the hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a 9.9% equity interest. Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of the operating partnership with an approximate 97.7% ownership interest at September 30, 2002. The remaining 2.3% is held by other investors in the form of 424,686 units of limited partnership. Partnership units are redeemable for cash or, at the option of the Company, for a like number of common shares of the Company.

2.    Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements and related notes have been prepared in accordance with the financial information and accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2001 audited financial statements included in the Company’s 2001 Annual Report on Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, as well as the accounting changes to adopt Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

A significant portion of the Company’s revenues and expenses comes from the operations of the individual hotels. The Company uses revenues and expenses that are estimated and projected by the hotel operators to produce its financial statements each quarter since the management contracts do not require financial statements to be submitted in a timely manner that allows the Company to record actual amounts in the reporting period. Generally, the Company includes revenue and expense estimates for the last month of each quarter and actual revenue and expense amounts for the first two months of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically these differences have not been material. The Company believes the aggregate estimate of quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are materially correct.

Fair Value of Financial Instruments

Fair value of financial instruments is determined by using available market information and appropriate valuation methodologies. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings under the Company’s senior unsecured credit facility, borrowings under LHL’s credit facility, special project revenue bonds issued by the Massachusetts Port Authority, and mortgage loans on five properties. Due to their short maturities, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts that reasonably approximate fair value. As borrowings under the senior unsecured credit facility, borrowings under LHL’s credit facility and the special project revenue bonds bear interest at variable market rates, carrying values approximate market values at September 30, 2002 and December 31, 2001. At September 30, 2002, the carrying value of the mortgage loans approximated fair value, as the interest rates associated with the borrowings approximated current market rates.

Investment in Hotels

The Company’s investments in hotels are carried at cost and are depreciated using the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and three to five years for furniture, fixtures and equipment.

The Company periodically reviews the carrying value of each hotel to determine if circumstances exist indicating permanent impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of permanent impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If permanent impairment is indicated, an adjustment will be made to the carrying value of the hotel to reflect the hotel at fair value. The Company does not believe that there are any factors or circumstances indicating permanent impairment of any of its investments in its 17 hotels.

In accordance with the provisions of SFAS No. 144, a hotel is considered held for sale when a contract for sale is entered into or when actively marketed and sale is expected to occur within one year.

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

Revenue Recognition

For properties not leased by LHL, the Company recognizes lease revenue on an accrual basis pursuant to the terms of each participating lease. Base and participating rent are each recognized based on quarterly thresholds, pursuant to each participating lease. For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis.

Recently Issued Accounting Pronouncements

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

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

	For the nine months ended September 30,		For the three months ended September 30,
	2002	2001	2002	2001
Numerator:
Net income applicable to common shareholders before discontinued operations and extraordinary loss	$535	$4,505	$3,983	$4,746
Discontinued operations	1,875	1,656	381	(845)
Extraordinary loss	—	(945)	—	—

Net income applicable to common shareholders	$2,410	$5,216	$4,364	$3,901

Denominator:
Weighted average number of common shares Basic	18,683,243	18,314,367	18,690,822	18,439,098
Effect of dilutive securities:
Common stock options	161,901	76,264	135,992	64,408

Weighted average number of common shares Diluted	18,845,144	18,390,631	18,826,814	18,503,506

Basic Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations and extraordinary loss	$0.03	$0.24	$0.21	$0.26
Discontinued operations	0.10	0.09	0.02	(0.05)
Extraordinary loss	—	(0.05)	—	—

Net income applicable to common shareholders per weighted average common share	$0.13	$0.28	$0.23	$0.21

Diluted Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations and extraordinary loss	$0.03	$0.24	$0.21	$0.26
Discontinued operations	0.10	0.09	0.02	(0.05)
Extraordinary loss	—	(0.05)	—	—

Net income applicable to common shareholders per weighted average common share	$0.13	$0.28	$0.23	$0.21

4.    Income Taxes

Income tax expense is comprised of state and local taxes on the operating partnership’s income and federal, state and local taxes on LHL’s income. The components of the LHL income tax benefit were as follows:

	For the nine months ended September 30,
	2002	2001
Federal—deferred	$723	$116
State and local—deferred	251	39

Total LHL income tax benefit	$974	$155

Included in the total LHL income tax benefit above are amounts related to the Holiday Inn Beachside Resort, which are reported in discontinued operations in the accompanying consolidated financial statements.

For the nine months ended September 30, 2002, LHL recorded an income tax benefit of $974 that is included in the accompanying consolidated financial statements. The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of September 30, 2002, the Company had a deferred tax asset of $2,048. The deferred tax asset results primarily from past and current net operating losses. These loss carry-forwards will expire in 2021 and 2022 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

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

On June 17, 2002, the joint venture that owns the Chicago property refinanced its existing $120.0 million mortgage loan with two new mortgage loans from a new lender. The joint venture incurred costs of $1,519 (including a $1,200 exit premium and $319 write-off of fees previously deferred) to extinguish the loan. These costs were treated as extraordinary losses by the joint venture. The new mortgage loans are for an aggregate amount of $120.0 million and have two-year terms. Refinancing costs are being amortized by the joint venture over the two-year terms of the new mortgage loans. The mortgage loans can be extended at the option of the joint venture for three additional one-year terms. The mortgages bear interest at the greater of (i) the London InterBank Offered Rate plus 2.4% or (ii) 4.9%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 8.1%, effectively limiting the rate on the new mortgages to 10.5%. As of September 30, 2002, the interest rate was 4.9%. Monthly interest-only payments are due in arrears throughout the term. These mortgages are secured by the Chicago property. The Company’s pro rata share of the loans in aggregate is approximately $11.9 million. On August 1, 2002 the joint venture that owns the Chicago property entered into an exclusive listing agreement for the sale of the Chicago property. The asset has not been classified as held for sale because as an equity method investment it does not fall within the scope of SFAS No. 144.

6.    Long-Term Debt

Credit Facility

The Company has obtained a senior unsecured revolving credit facility from a syndicate of banks, which provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, minimum tangible net worth and total funded indebtedness. Borrowings under the senior unsecured credit facility bear interest at floating rates equal to, at the Company’s option, either (i) the London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. On February 11, 2002, the Company amended the senior unsecured credit facility revising certain debt covenant definitions and limiting total outstanding borrowings to $175.0 million through November 15, 2002. Effective October 3, 2002, the Company received a waiver on the additional restrictions that were put in place in February 2002 that limited the common shareholder and unitholder distributions. For the three months and nine months ended September 30, 2002, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 4.1% and 4.4%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2002. Additionally, the Company is required to pay a variable commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the amount of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of approximately $112 and $313 for the three months and nine months ended September 30, 2002, respectively. At September 30, 2002 and December 31, 2001, the Company had outstanding borrowings against the senior unsecured credit facility of $78,300 and $175,400, respectively.

On January 3, 2001, LHL obtained a three-year commitment for a $5,000 senior unsecured revolving credit facility to be used for working capital and general corporate purposes. On September 1, 2002, LHL amended its unsecured revolving credit facility to provide for maximum borrowings of up to $7,500. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) the London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate for borrowings under the facility for both the three months and nine months ended September 30, 2002 was 4.4%. Additionally, LHL is required to pay a variable commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the unused portion of the LHL credit facility. The Company incurred an unused commitment fee of approximately $2 and $3 for the three months and nine months ended September 30, 2002, respectively. At September 30, 2002 and December 31, 2001, the Company had outstanding borrowings against the LHL credit facility of $5,522 and $0, respectively.

Bonds Payable

On March 1, 2001 the Company redeemed its then existing $40.0 million aggregate principal amount of Massachusetts Port Authority special project revenue bonds that were secured by the Boston, Massachusetts property. Proceeds for the redemption were derived from $37.1 million of newly issued tax exempt bonds and $5.4 million of newly issued taxable bonds, each having a 17-year maturity, each bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. A call premium of $792 and interest expense of $435 associated with the escrows, offset in the second quarter of 2001 by a $254 reimbursement of interest expense, were incurred and were classified as extraordinary items in the accompanying consolidated financial statements.

Prior to the redemption of the bonds on March 1, 2001, certain cash reserves were required to be held in trust for payments of interest, credit enhancement fees and ground rent. In conjunction with the refinancing, cash reserves are no longer required. Interest expense for the three months and nine months ended September 30, 2002 was $156 and $469, respectively. The weighted average interest rate for both the three months and nine months ended September 30, 2002 was 1.5%. These bonds can be redeemed at any time without penalty. The new bonds are secured by letters of credit, which expire on March 1, 2004, and for which the Company incurs a 2.0% annual maintenance fee, which is included in amortization of deferred financing costs. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel and a $1.0 million letter of credit from the Company.

Mortgage Loans

On July 29, 1999, the Company, through LHO Financing Partnership I, L.P., entered into a $46.5 million mortgage loan. The Radisson Convention Hotel, located in Bloomington, Minnesota, and Le Meridien Dallas, located in Dallas, Texas secure this mortgage loan. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the LHO Financing Partnership I, L.P. to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes. The mortgage loan had a principal balance of $44,486 and $45,023 at September 30, 2002 and December 31, 2001, respectively.

On July 27, 2000, the Company, through three partnerships, entered into three ten-year mortgage loans totaling $74,500. The Le Montrose Suite Hotel, located in West Hollywood, California, the Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida, respectively, secure the mortgage loans. These mortgage loans bear interest at a fixed rate of 8.08%, mature on July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule. The loans require the partnerships to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes on the Le Montrose Suite Hotel, Le Meridien New Orleans and Holiday Inn Beachside Resort, respectively, and with respect to Le Meridien New Orleans, one month’s ground rent. These mortgage loans had aggregate principal balances at September 30, 2002 and December 31, 2001 of $72,951 and $73,539, respectively. The principal balances of $47,002 and $11,506 at September 30, 2002 on the mortgages secured by the Le Meridien New Orleans and the Holiday Inn Beachside Resort, respectively, are reported in liabilities of discontinued operations in the accompanying consolidated financial statements.

7.    Discontinued Operations

On April 29, 2002, the Company entered into an unsolicited purchase and sale agreement to sell the Holiday Inn Beachside Resort located in Key West, Florida, for expected net sale proceeds of $21,170. The asset was classified as held for sale effective April 29, 2002 and accordingly depreciation was suspended. The sale is expected to occur in the fourth quarter of 2002. There can be no assurance that the sale of the hotel will be consummated. Total revenues related to the asset of $1,421 and $6,017 and income (loss) before income tax benefit related to the asset of $(174) and $310 for the three months and nine months ended September 30, 2002, respectively, are included in discontinued operations. Revenues and expenses for the three months and nine months ended September 30, 2001 have been reclassified to discontinued operations to conform with the current presentation. Based on expected net sale proceeds, the Company expects to recognize a gain on the sale of the asset of approximately $912 at the time of the sale, and, as such, no impairment of the asset has been recorded, and no amount relating to the expected gain has been included in discontinued operations.

Effective August 1, 2002, the Company entered into an exclusive listing agreement for the sale of the Le Meridien New Orleans. The asset was classified as held for sale at that time because sale is expected to occur within one year, and accordingly depreciation was suspended. There can be no assurance that the sale of the hotel will be consummated. Total revenues related to the asset of $1,929 and $7,843, comprised of primarily participating rent, and income before income tax benefit related to the asset of $555 and $1,570 for the three months and nine months ended September 30, 2002, respectively, are included in discontinued operations. Revenues and expenses for the three months and nine months ended September 30, 2001 have been reclassified to conform with the current presentation. The Company expects to recognize a gain at the time of the sale, and, as such, no impairment of the asset has been recorded, and no amount relating to the expected gain has been included in discontinued operations.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 87-24. The Company allocated $1,209 and $3,599 of interest expense to discontinued operations for the three months and nine months ended September 30, 2002, respectively.

At September 30, 2002, the Company had $76,573 of assets of discontinued operations, net, relating to the Holiday Inn Beachside Resort and Le Meridien New Orleans, comprised of:

Investment in hotel properties, net	$74,397
Deferred financing costs, net	1,149
Hotel receivables (net of allowance for
doubtful accounts of $5)	88
Prepaid expenses and other assets	939

Total assets of discontinued operations, net	$76,573

At September 30, 2002, the Company had $59,604 of liabilities of discontinued operations relating to the Holiday Inn Beachside Resort and Le Meridien New Orleans, comprised of:

Mortgage loans	$58,508
Accounts payable and accrued expenses	696
Advance deposits	7
Accrued interest	393

Total liabilities of discontinued operations	$59,604

8.    Disposition of Hotel Properties

The Radisson Hotel Tampa, located in Tampa, Florida, was classified as held for sale on December 6, 2000, and accordingly depreciation was suspended. On July 3, 2001, an agreement was entered into with expected net sales proceeds of $15,084. As a result, the Company recognized a writedown of the asset of $1,843 in the second quarter of 2001. On August 15, 2001, the Company sold the Radisson Hotel Tampa for $15,500, and recognized an additional writedown of the asset of $29.

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

On August 15, 2002, the Company paid its quarterly distribution for the quarter ended June 30, 2002 of $0.01 per share and unit on its common shares and limited partnership units of the operating partnership. The distribution had been declared on July 15, 2002 payable to shareholders and unitholders of record at the close of business on July 31, 2002.

Preferred Shares

In March 2002, the Company completed an underwritten public offering of 3,991,900 shares of 10¼% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (Liquidation Preference $25 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $96.1 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund the recent and future redevelopment of the Topaz Hotel, Hotel Rouge, Hotel Madera and Hotel Helix.

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

On July 15, 2002, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended June 30, 2002 to preferred shareholders of record at the close of business on July 1, 2002.

Operating Partnership Units

On August 16, 2002, 18,497 units were converted to common shares.

As of September 30, 2002, the operating partnership had 424,686 units outstanding, representing a 2.3% partnership interest held by the limited partners.

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

At September 30, 2002, there were 420,485 common shares available for future grant under the 1998 Share Option and Incentive Plan.

11.    LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Included in other indirect hotel operating expenses are the following items related to LHL:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2002	2001	2002	2001
General and administrative	$10,535	$7,739	$3,617	$2,821
Sales and marketing	7,268	5,157	2,401	1,932
Repairs and maintenance	5,066	3,713	1,769	1,344
Utilities and insurance	4,123	3,194	1,427	1,277
Management and incentive fees	5,622	5,183	2,611	2,146
Other expenses	1,367	1,118	379	425

Total other indirect expenses	$33,981	$26,104	$12,204	$9,945

Included in the above schedule are other indirect hotel operating expenses related to the Holiday Inn Beachside Resort, which are reported in discontinued operations in the accompanying consolidated financial statements.

Effective January 1, 2002, after having cancelled its operating lease with an affiliate of Crestline Hotels & Resorts, Inc. on December 31, 2001, the Company entered into a lease with LHL for the Holiday Inn Beachside Resort, located in Key West, Florida with an affiliate of Crestline Hotels & Resorts, Inc. remaining as manager. Effective April 1, 2002, LHL replaced Crestline Hotels & Resorts, Inc. with Interstate Hotels and Resorts, Inc. as manager of the property.

On January 25, 2002, the Company terminated its third-party operating lease on the Radisson Convention Hotel with Radisson Bloomington Corporation and entered into a lease with LHL on essentially the same terms. There was no cost relating to the lease termination. Radisson Hotels International, Inc. continues to manage the hotel.

As of September 30, 2002, LHL leased the following 12 hotels:

•	Marriott Seaview Resort

•	LaGuardia Airport Marriott

•	Omaha Marriott Hotel

•	Harborside Hyatt Conference Center & Hotel

•	Hotel Viking

•	Topaz Hotel

•	Hotel Rouge

•	Hotel Madera

•	Hotel Helix

•	Holiday Inn on the Hill

•	Holiday Inn Beachside Resort

•	Radisson Convention Hotel

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

12.    Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30,000 of the balance outstanding on its senior unsecured credit facility, which as of September 30, 2002, fixes the interest rate at 7.12% including the Company’s current spread, which varies with its leverage ratio. As of September 30, 2002, there was $1,192 in unrealized losses represented in accumulated other comprehensive loss, a component of shareholders’ equity. Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $954 of the amount held in accumulated other comprehensive loss.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments. The notional value at September 30, 2002 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At September 30, 2002:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$30,000	4.868%	12/31/03	$(1,192)

At September 30, 2002, the derivative instrument was reported in accounts payable and accrued expenses at its fair value of $1,192.

13.    Commitments and Contingencies

Ground Leases

San Diego Paradise Point Resort and Harborside Hyatt Conference Center & Hotel are subject to ground leases under non-cancelable operating leases with terms ranging out to May 2049. Total ground lease expense for the three months and nine months ended September 30, 2002 was $1,064 and $2,484, respectively.

The Le Meridien New Orleans is also subject to a ground lease under a non-cancelable operating lease with a term through May 2081. Ground lease expense relating to the New Orleans property is recorded in discontinued operations in the accompanying consolidated financial statements because the asset is classified as held for sale. Total ground lease expense relating to the New Orleans property for the three months and nine months ended September 30, 2002 was $104 and $311, respectively.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels, as determined pursuant to the participating leases. The Company’s aggregate obligation under the reserve funds was approximately $19,026 at September 30, 2002. Four of the participating leases require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of September 30, 2002, $5,654 was available in restricted cash reserves for future capital expenditures. Twelve of the participating leases require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds be set-aside in restricted cash. As of September 30, 2002, the total amount obligated for future capital expenditures but not set-aside in restricted cash reserves was $13,372. Amounts will be capitalized as incurred. As of September 30, 2002, purchase orders and letters of commitment totaling approximately $16,074 have been issued for renovations at the hotels.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Restricted Cash Reserves

Restricted cash reserves is comprised of (i) $5,654 of reserve funds for the hotels with leases that require the Company to maintain restricted cash for future capital expenditures, (ii) $5,600 for future renovations and conversion costs at the Dallas and New Orleans properties after the re-brandings to Westin are complete, and (iii) $2,267 of mortgage escrow amounts maintained to satisfy mortgage lender requirements.

Litigation

The nature of the operations of the hotels exposes them to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect the ultimate resolution of these matters to have a material adverse effect on the financial position, operations or liquidity of the hotels.

The Company currently expects to engage Starwood Hotels & Resorts Worldwide, Inc. to manage and operate its hotels in Dallas and New Orleans under the Westin brand affiliation. The hotels are currently leased to and operated by Meridien. The New Orleans property is currently classified as held for sale, and as such, the property could be sold prior to consummation of engaging Starwood Hotels & Resorts Worldwide, Inc. and the anticipated brand affiliation change. In connection with the re-branding of these hotels, the Company is currently in litigation with Meridien Hotels, Inc. and related affiliates. The Company served notice of lease termination to Meridien for both the Dallas and New Orleans properties on January 14, 2002 and December 28, 2001, respectively. The Company has an order in the District Court of Dallas County, State of Texas stating that Meridien’s refusal to surrender possession is an Event of Default and they have no lawful right of possession. The Company has initiated eviction proceedings in Dallas and Meridien has appealed. In New Orleans, the court has enjoined the re-branding until the fair market value of the lease has been determined. The Company has filed an appeal in the Civil District Court for the Parish of Orleans, State of Louisiana on the injunction. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. Additionally, Meridien is disputing the calculation of participating rent for the twelve months ended December 31, 2001; however, Meridien has paid in full the participating rent due this year to date. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value, if any. The Company has deferred recognition of any income or expense related to damages or other awards until settlement amounts are estimable. Deferrals included in the accompanying consolidated financial statements as of September 30, 2002 include:

	New Orleans hotel	Dallas hotel	Total
Prepaid expenses and other assets:
Reimbursement of legal fees	$610	$538	$1,148
Holdover rent	$—	$926	$926
Accounts payable and accrued expenses:
Deferred revenue	$—	$926	$926

In addition to the reimbursement of legal fees and holdover rent, as defined, as of September 30, 2002, notes receivable due from Meridien were approximately $0.9 million, which primarily consist of working capital notes. As of September 30, 2002, the Company maintains a lien on Meridien’s security deposit on both properties with an aggregate value of approximately $2.9 million, in accordance with the participating lease agreements.

Meridien has also sued the Company and certain of the Company’s officers alleging that certain actions taken in anticipation of rebranding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. On August 19, 2002, the Company received an order from the court denying all of Meridien’s motions. Meridien has amended the petition and is continuing with the lawsuit. The Company believes the claim is without merit and intends to continue to defend itself vigorously. The Company does not believe that the amount of any fees or damages it may be required to pay on any of the litigation related to Meridien is estimable or will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole. The Company’s management has discussed this contingency and the related accounting treatment with its audit committee of its board of trustees.

14.    Comprehensive Income

The Company’s other comprehensive loss consists of unrealized losses on interest rate derivatives. For the nine months ended September 30, 2002, the Company’s comprehensive income was $2,101. As of September 30, 2002, the Company’s accumulated other comprehensive loss was $1,192.

15.    Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2002	2001
Interest paid, net of capitalized interest	$12,711	$18,323

Interest capitalized	$883	$552

Issuance of Common Shares for Board of Trustees compensation	$75	$46

Exchange of Units for Common Shares:
Minority interest in operating partnership	$(244)	$(14,399)
Common shares	—	11
Additional paid-in capital	244	14,388

	$—	$—

Distributions payable (preferred shares)	$2,557	$—

In conjunction with the LHL lease transitions related to the Key West and Bloomington properties, the Company assumed the following assets and liabilities:
Accounts receivable, net	$175	$—
Other assets	307	—
Liabilities	(482)	—

Total net assets	$—	$—

In conjunction with the hotel dispositions, the Company disposed of the following assets and liabilities:
Sale of real estate	$(817)	$(15,542)
Other assets	—	(5)
Liabilities	(11)	619

Disposition of hotel properties	$(828)	$(14,928)

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$—	$87,743
Liabilities, net of other assets	—	(1,209)

Acquisition of hotel properties	$—	$86,534

In conjunction with the LHL acquisition, the Company assumed the following assets and liabilities:
Accounts receivable, net	$—	$4,375
Other assets	—	8,512
Liabilities	—	(12,834)

Total net assets	$—	$53

16.    Subsequent Events

On October 3, 2002, the Company received a waiver on the restrictions that limited the common shareholder and unitholder distributions to $0.20 per share for the third and fourth quarters of 2002 and to $0.30 per share for the first and second quarters of 2003. These restrictions had been put into place in February 2002 by lenders of the Company’s senior unsecured credit facility when there had been significant uncertainty in the marketplace. Due to the Company’s operating performance and its successful preferred equity offering in March 2002, the lenders believe the additional restrictions are no longer necessary.

On October 3, 2002, the Company declared its quarterly distribution for the quarter ended September 30, 2002 of $0.21 per common share and limited partnership unit of the operating partnership. The distribution is payable November 15, 2002 to shareholders and unitholders of record at the close of business on October 31, 2002.

On October 3, 2002, the Company announced that it anticipates a $0.21 per common share and limited partnership unit distribution for the fourth quarter of 2002 to be paid in January 2003.

On October 3, 2002, the Company announced that it plans to pay monthly distributions in lieu of quarterly distributions to its common shareholders and unitholders beginning in 2003. The Company anticipates the first monthly dividend to be paid in February 2003 for the month of January 2003 at a level of $0.07 per common share and limited partnership unit.

On October 15, 2002, the Company paid its preferred distribution for the quarter ended September 30, 2002 of $0.64 per Series A Preferred Share to shareholders of record at the close of business on October 1, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the Risk Factors discussed in the Company’s 2001 Annual Report. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Estimates

Estimate of Hotel Revenues and Expenses

A significant portion of the Company’s revenues and expenses comes from the operations of the individual hotels. The Company uses revenues and expenses that are estimated and projected by the hotel operators to produce its financial statements each quarter since the management contracts do not require financial statements to be submitted in a timely manner that allows the Company to record actual amounts in the reporting period. Generally, the Company includes revenue and expense estimates for the last month of each quarter and actual revenue and expense amounts for the first two months of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results from prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically these differences have not been material. The

Company believes the aggregate estimated quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are materially correct.

The Company’s management has discussed the policy of using estimated hotel operating revenues and expenses with its audit committee of its board of trustees. The audit committee has reviewed the Company’s disclosure relating to the estimates in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations section.

Results of Operations

The impact of the economic slowdown and the terrorist attacks of September 11, 2001 have caused disruption in the lodging industry and other travel-related businesses and have adversely affected the Company’s operations. The Company initiated a corporate action plan following the events of September 11, 2001, and has actively worked with its hotel operators to substantially reduce operating costs at the hotels. These initiatives included reducing labor costs, streamlining staffing levels, reducing hours of operations at hotel restaurants, reducing amenities and services where appropriate, reducing capacity and assorted expenses by closing unused floors, wings or buildings at the hotels and modifying marketing, sales and advertising initiatives. In addition, non-essential capital expenditure projects were reduced, suspended or postponed and quarterly distributions were reduced. With these initiatives in place, together with a gradual return of the economy to pre-September 11, 2001 levels, there have been modest improvements in occupancy and average daily room rate, although they remain below prior year levels. The Company has also re-instituted some of the capital projects postponed immediately after September 11, 2001. During the quarter, the Company completed the renovation and repositioning of the Hotel Madera, and it has continued the renovation and repositioning of the Hotel Helix, two boutique hotels located in Washington, D.C. Previously the Company had renovated and repositioned two other boutique hotels located in Washington, D.C., the Topaz Hotel and the Hotel Rouge.

Although hotel occupancy levels improved on a steady and gradual basis during the first three quarters of 2002, management anticipates continued pressures on revenues over the next twelve months due to:

•	the weakened U.S. economy;

•	decreased demand and occupancy, including substantial weakness in business travel;

•	downward pricing pressures resulting from intense competition for a reduced amount of business opportunity, including as a result of new competition from internet wholesalers and distributors;

•	the effects of the September 11, 2001 terrorist attacks;

•	the potential of or actual war with Iraq and its likely negative impact on travel and the economy; and

•	the war on terrorism, which can be expected to continue to have a significant adverse impact on travel and lodging demand.

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

For the nine months ended September 30, 2002, total revenues increased by approximately $10.8 million from $118.3 million to $129.1 million. Hotel operating revenues increased by approximately $20.6 million from $90.5 million to $111.1 million. Participating lease revenue from unaffiliated lessees decreased by approximately $9.1 million from $26.6 million to $17.5 million.

The increase in hotel operating revenues was due to:

•	$15.6 million from the Radisson Convention Hotel as a result of transferring the lease to LHL in January 2002;

•	$7.6 million from the Holiday Inn on the Hill, which was acquired in June 2001;

•
$4.5 million from the Topaz Hotel and the Hotel Rouge which were acquired in March 2001, and subsequently closed for repositioning from May to October 2001 and May to December 2001, respectively, but were open in 2002;

•	$1.0 million from the Hotel Viking as a result of transferring the lease to LHL in February 2001 and increased leisure demand and improved business mix; and

•	$0.7 million from the Marriott Seaview Resort due to increased occupancy and increased golf revenue.

Partly offsetting the increase in hotel operating revenues were decreases of:

•
$3.5 million from the Hotel Madera, which was closed for repositioning from mid-April 2002 through late September 2002, and the Hotel Helix, which was closed for repositioning during the second and third quarters of 2002;

•	$3.4 million from the LaGuardia Airport Marriott due to reduced occupancy and average room rate from weakness in primarily corporate group demand;

•	$1.6 million at the Harborside Hyatt Conference Center & Hotel due to reduced average room rate from lower corporate group and transient demand; and

•	$0.3 million from the Omaha Marriott Hotel due to reduced occupancy and average room rate from lower demand.

The decrease in participating lease revenue was due to:

•	$5.1 million as a result of transferring the Radisson Convention Hotel lease to LHL in January 2002;

•
$1.1 million from the San Diego Paradise Point Resort and the Le Montrose Suite Hotel because of reduced occupancy and average room rate from weakness primarily in corporate group and transient demand;

•	$0.4 million from Le Meridien Dallas because of reduced average room rate as a result of the impact of the renovation and expansion of the Dallas convention center and increased competitive pressures;

•	$0.2 million as a result of transferring the Hotel Viking lease to LHL in February 2001; and

•	$2.3 million due to the sale of the Radisson Hotel Tampa on August 15, 2001.

Hotel operating expenses increased by approximately $15.2 million from $63.4 million to $78.6 million. The increase in hotel operating expenses was due to:

•	$10.5 million as a result of transferring the Radisson Convention Hotel lease to LHL in January 2002;

•	$4.5 million increase from the Holiday Inn on the Hill, which was acquired in June 2001;

•
$4.3 million from the Topaz Hotel and the Hotel Rouge which were acquired in March 2001, and subsequently closed for repositioning from May to October 2001 and May to December 2001, respectively, but were open in 2002; and

•	$1.3 million as a result of transferring the Hotel Viking lease to LHL in February 2001 and increased leisure and corporate occupancy.

Partly offsetting the increase in hotel operating expenses were decreases of:

•	$2.2 million in hotel direct and indirect expenses primarily as a result of the corporate action plan initiatives and lower occupancy levels;

•
$1.7 million in hotel expenses from the Hotel Madera, which was closed for repositioning from mid-April 2002 through late September 2002 and the Hotel Helix, which was closed for repositioning during the second and third quarters of 2002;

•	$0.9 million in hotel food and beverage expenses due primarily to lower occupancy and fewer meetings and meeting attendees; and

•	$0.6 million in hotel room expenses due primarily to lower occupancy.

Depreciation and other amortization expense increased by approximately $2.6 million from $19.4 million to $22.0 million due to increases of:

•
$1.3 million due to the acquisition of the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix in March 2001 and the subsequent repositioning of the Topaz Hotel and Hotel Rouge during the last three quarters of 2001;

•	$0.8 million due to the acquisition of the Holiday Inn on the Hill in June 2001; and

•	$0.7 million related to capital improvements placed into service subsequent to September 2001; offset by

•
$0.2 million decrease from the Hotel Madera, which was closed for repositioning from mid-April 2002 through late September 2002 and the Hotel Helix, which was closed for repositioning during the second and third quarters 2002.

Real estate and personal property taxes, insurance and ground rent expenses decreased by approximately $0.3 million from $8.9 million to $8.6 million. The decrease was primarily due to:

•	a reduction of $0.4 million in ground rent expense at the Harborside Hyatt Conference Center & Hotel as a result of reduced revenues;

•
a reduction of $0.2 million in real estate taxes overall for the hotels including successful tax appeals at San Diego Paradise Point Resort, Le Montrose Suite Hotel, Le Meridien New Orleans and Le Meridien Dallas;

•	a $0.1 million refund of personal property taxes from the lessee of the Le Montrose Suite Hotel; and

•	a reduction of $0.2 million in real estate taxes relating to the Radisson Hotel Tampa, which was sold on August 15, 2001.

Partly offsetting decreases in real estate and personal property taxes, insurance and ground rent expenses were increases of:

•
$0.2 million in real estate taxes and insurance as a result of the acquisition of the Topaz Hotel and the Hotel Rouge in March 2001 and the subsequent repositioning of the Topaz Hotel and Hotel Rouge during the last three quarters of 2001;

•	$0.2 million in insurance premiums overall for the hotels; and

•	$0.2 million in real estate taxes and insurance as result of the acquisition of the Holiday Inn on the Hill in June 2001.

General and administrative expense increased by approximately $0.1 million from $4.5 million to $4.6 million due to:

•	$0.4 million in executive compensation expense relating to the grants of restricted shares in April and November 2001; offset by

•	$0.3 million in administrative cost savings initiatives.

Interest expense decreased by approximately $4.5 million from $12.5 million to $8.0 million due to:

•
a decrease in the Company’s weighted average interest rate from 6.6% to 5.6% for the nine months ended September 30, 2001 and 2002, respectively, which includes a decrease in the weighted average interest rate for the bonds outstanding from 3.5% to 1.5% for the nine months ended September 30, 2001 and 2002, respectively; and

•
a decrease in the weighted average debt outstanding from $321.6 million to $273.9 million for the nine months ended September 30, 2001 and 2002, respectively, which includes (i) an $81.9 million net pay down in March 2002 on the Company’s senior unsecured credit facility with proceeds from the March 2002 preferred share offering, (ii) additional pay downs on the Company’s senior unsecured credit facility with operating cash flows, offset by (iii) approximately $20.1 million in additional borrowings for renovations of the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix during the last quarter of 2001 and the first three quarters of 2002, and (iv) additional borrowings under the Company’s senior unsecured credit facility to finance other capital improvements during the last quarter of 2001 and the first three quarters of 2002.

Writedown of property held for sale of $1.9 million for the nine months ended September 30, 2001 represents the writedown of the Radisson Hotel Tampa. The asset was written down in the second quarter of 2001 and sold on August 15, 2001. Currently, similar expenses, if incurred, are reported in discontinued operations; however, there were no similar writedowns of assets during the nine months ended September 30, 2002.

Lease termination, advisory transaction and subsidiary purchase expenses of $1.9 million for the nine months ended September 30, 2001 includes $0.5 million of LHL acquisition costs, $0.6 million of one-time expenses associated with becoming a self-managed REIT, and a $0.8 million cost of terminating the Hotel Viking lease. There were no similar costs incurred during the nine months ended September 30, 2002.

Income tax benefit increased by approximately $0.7 million from $0.1 million to $0.8 million due to:

•	a $1.9 million increase in LHL’s net loss before income tax benefit from $0.4 million to $2.3 million for the nine months ended September 30, 2001 and 2002, respectively.

Net income from discontinued operations increased by approximately $0.2 million from $1.7 million to $1.9 million due to:

•	a $0.3 million increase in lease revenue income from the Le Meridien New Orleans from $1.3 million to $1.6 million for the nine months ended September 30, 2001 and 2002, respectively; and

•	a $0.2 million increase in income tax benefit related to discontinued operations; offset by

•	a $0.3 million decrease in net operating income from the Holiday Inn Beachside Resort from $0.4 million to $0.1 million for the nine months ended September 30, 2001 and 2002, respectively.

Extraordinary loss of $0.9 million for the nine months ended September 30, 2001 represents the costs related to the March 1, 2001 redemption of the Massachusetts Port Authority special project revenue bonds relating to the Harborside Hyatt Conference Center & Hotel. There were no similar costs incurred during the nine months ended September 30, 2002.

Distributions to preferred shareholders increased $5.9 million from zero to $5.9 million. Preferred shares were issued in March 2002, therefore there were no distributions to preferred shareholders prior to the payment of the first preferred share dividend in April 2002.

As a result of the foregoing items, net income applicable to common shareholders decreased by approximately $2.8 million from $5.2 million to $2.4 million for the nine months ended September 30, 2001 and 2002, respectively.

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

For the three months ended September 30, 2002, total revenues increased by approximately $5.8 million from $44.7 million to $50.5 million. Hotel operating revenue increased by approximately $7.9 million from $35.0 million to $42.9 million. Participating lease revenue from unaffiliated lessees decreased by approximately $2.0 million from $9.2 million to $7.2 million.

The increase in hotel operating revenue was due to:

•	$6.0 million from the Radisson Convention Hotel as a result of transferring the lease to LHL in January 2002;

•	$2.2 million from the Topaz Hotel and the Hotel Rouge, which were closed for repositioning from May to October 2001 and May to December 2001, respectively, but were open in 2002; and

•
$2.1 million from the Marriott Seaview Resort, the Harborside Hyatt Conference Center & Hotel, the Holiday Inn on the Hill and the Hotel Viking because of increased occupancy from corporate group and transient demand.

Partly offsetting the increase in hotel operating revenue were decreases of:

•
$1.6 million from the Hotel Madera, which was closed for repositioning from mid-April 2002 through late September 2002 and the Hotel Helix, which was closed for repositioning during the second and third quarters of 2002; and

•	$0.8 million from the LaGuardia Airport Marriott and the Omaha Marriott Hotel due to reduced occupancy and average room rate from weakness primarily in corporate group and transient demand.

The decrease in participating lease revenue was due to:

•	$1.6 million as a result of transferring the Radisson Convention Hotel lease to LHL in January 2002; and

•	$0.4 million due to the sale of the Radisson Hotel Tampa on August 15, 2001.

Equity in income of joint venture decreased by approximately $0.2 million from $0.4 million to $0.2 million due to less net operating cash flow produced by the joint venture that owns the Chicago property.

Hotel operating expenses increased by approximately $4.9 million from $23.8 million to $28.7 million. The increase in hotel operating expenses was due to:

•	$3.8 million as a result of transferring the Radisson Convention Hotel lease to LHL in January 2002; and

•	$2.1 million in hotel expenses from the Topaz Hotel and the Hotel Rouge, which were closed for repositioning from May to October 2001 and May to December 2001, respectively but were open in 2002.

Partly offsetting the increase in hotel operating expenses were decreases of:

•
$1.0 million in hotel expenses from the Hotel Madera, which was closed for repositioning from mid-April 2002 through late September 2002 and the Hotel Helix, which was closed for repositioning during the second and third quarters of 2002.

Depreciation and other amortization expense increased by approximately $0.5 million from $6.8 million to $7.3 million due to:

•	an increase of $0.5 million from the Topaz Hotel and Hotel Rouge, which were closed for repositioning from May to October 2001, and May to December 2001, respectively; and

•	an increase of $0.2 million related to capital improvements placed into service subsequent to September 2001; offset by

•
a $0.2 million decrease from the Hotel Madera, which was closed for repositioning from mid-April 2002 through late September 2002 and the Hotel Helix, which was closed for repositioning during the second and third quarters 2002.

Real estate and personal property taxes, insurance and ground rent expenses decreased by approximately $0.2 million from $3.2 million to $3.0 million. The decrease was due to:

•	a $0.1 million reduction in ground rent at the Harborside Hyatt Conference Center & Hotel due to reduced revenues;

•	a $0.1 million decrease in real estate taxes overall for the hotels including successful tax appeals related to Le Meridien Dallas; and

•
a $0.1 million reduction in real estate taxes and insurance for the Hotel Madera, which was closed for repositioning from mid-April 2002 through late September 2002 and the Hotel Helix, which was closed for repositioning during the second and third quarters 2002, which expenses were capitalized during the repositioning period.

Partly offsetting the decrease in real estate and personal property taxes, insurance and ground rent expenses were increases of:

•	$0.1 million in real estate taxes and insurance for the Topaz Hotel and Hotel Rouge, which were closed for repositioning from May to October 2001 and from May to December 2001, respectively.

General and administrative expense decreased by approximately $0.2 million from $1.7 million to $1.5 million primarily due to:

•	$0.3 million in administrative cost savings initiatives; offset by

•	a $0.1 million increase in executive compensation expense relating to grants of restricted shares in April and November 2001.

Interest expense decreased by approximately $1.8 million from $4.0 million to $2.2 million due to:

•
a decrease in the Company’s weighted average interest rate from 5.9% to 5.4% for the three months ended September 30, 2001 and 2002, respectively, which includes a decrease in the weighted average interest rate for the bonds outstanding from 2.4% to 1.5% for the three months ended September 30, 2001 and 2002, respectively; and

•
a decrease in the weighted average debt outstanding from $349.8 million to $248.4 million for the three months ended September 30, 2001 and 2002, respectively, which includes (i) a $81.9 million net pay down in March 2002 on the Company’s senior unsecured credit facility with proceeds from the March 2002 preferred shared offering, (ii) additional paydowns on the Company’s senior unsecured credit facility with operating cash flows, (iii) approximately $20.1 million in additional borrowings for renovations of the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix during the last quarter of 2001 and the first three quarters of 2002, and (iv) additional borrowings under the Company’s senior unsecured credit facility to finance other capital improvements during the last quarter of 2001 and first three quarters of 2002.

Income tax expense increased approximately $0.7 million from an income tax benefit of $0.2 million to tax expense of $0.5 million due to:

•	a $1.4 million increase in LHL’s net income before income tax expense from $0.4 million loss to $1.0 million income for the three months ended September 30, 2001 and 2002, respectively.

Net income from discontinued operations increased $1.2 million from $0.8 million net loss to $0.4 million net income due to:

•	a $1.1 million increase in lease revenue income from the Le Meridien New Orleans from $0.5 million loss to $0.6 million income for the three months ended September 30, 2001 and 2002, respectively;

•	a $0.1 million increase in income tax benefit related to discontinued operations.

Distributions to preferred shareholders increased $2.6 million from zero to $2.6 million. Preferred shares were issued in March 2002, therefore there were no distributions to preferred shareholders prior to the payment of the first preferred share dividend in April 2002.

As a result of the foregoing items, net income applicable to common shareholders increased by approximately $0.5 million from $3.9 million to $4.4 million for the three months ended September 30, 2001 and 2002, respectively.

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

The Company believes that Funds From Operations, or FFO, and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of an equity REIT to incur and service debt, to make capital expenditures, to pay dividends and to fund other cash needs. The White Paper on FFO approved by NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, sales of properties, and items classified by GAAP as extraordinary, plus real estate related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor are they indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

Comparable Funds From Operations is defined by the Company as FFO before one-time items including the purchase of LHL, the transition expenses associated with becoming a self-managed REIT and the costs associated with terminating the Hotel Viking lease with Bellevue Properties, Inc. Comparable EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortized expenses, one-time charges related to the purchase of LHL, transition expenses associated with becoming a self-managed REIT and the costs associated with terminating the Hotel Viking lease.

The following is a reconciliation between net income applicable to common shareholders, FFO and Comparable Funds From Operations (in thousands, except share data):

	For the nine months ended September 30,		For the three months ended September 30,
	2002	2001	2002	2001
Comparable Funds From Operations (FFO):
Net income applicable to common shareholders	$2,410	$5,216	$4,364	$3,901
Depreciation	24,583	23,051	7,615	7,987
Equity in depreciation of joint venture	727	699	243	236
Amortization of deferred lease costs	25	31	9	6
Writedown of property held for sale	—	1,872	—	29
Minority interest:
Minority interest in operating partnership	151	128	154	135
Minority interest in discontinued operations	44	46	9	(28)
Minority interest in extraordinary loss	—	(28)	—	—
Extraordinary loss	—	973	—	—
Equity in extraordinary loss of joint venture	150	—	—	—

FFO	28,090	31,988	12,394	12,266

Advisory transition expense	—	600	—	—
Lease termination expense	—	796	—	6
Subsidiary purchase cost	—	533	—	—

Comparable FFO	$28,090	$33,917	$12,394	$12,272

Weighted average number of common shares and units outstanding:
Basic	19,123,310	18,823,689	19,124,756	18,882,281
Diluted	19,285,210	18,899,953	19,260,748	18,946,689

The following is a reconciliation between net income applicable to common shareholders, EBITDA and Comparable EBITDA (in thousands):

	For the nine months ended September 30,		For the three months ended September 30,
	2002	2001	2002	2001
Comparable EBITDA:
Net income applicable to common shareholders	$2,410	$5,216	$4,364	$3,901
Interest	11,605	16,097	3,405	5,234
Equity in interest expense of joint venture	424	668	149	195
Income tax (benefit) expense:
Income tax (benefit) expense	(769)	(143)	516	(175)
Income tax benefit from discontinued operations	(156)	—	(105)	—
Depreciation and other amortization	24,643	23,110	7,635	8,007
Equity in depreciation/amortization of joint venture	788	744	269	251
Amortization of deferred financing costs	1,761	1,448	589	538
Writedown of property held for sale	—	1,872	—	29
Minority interest:
Minority interest in operating partnership	151	128	154	135
Minority interest in discontinued operations	44	46	9	(28)
Minority interest in extraordinary loss	—	(28)	—	—
Distributions to preferred shareholders	5,853	—	2,557	—

EBITDA	46,754	49,158	19,542	18,087

Advisory transition expense	—	600	—	—
Lease termination expense	—	796	—	6
Subsidiary purchase cost	—	533	—	—

Comparable EBITDA	$46,754	$51,087	$19,542	$18,093

Off-Balance Sheet Arrangements

On June 17, 2002, the joint venture that owns the Chicago Marriott Downtown and in which the Company holds a 9.9% ownership interest, refinanced its existing $120.0 million mortgage loan with two new mortgage loans from a new lender. The new mortgage loans are for an aggregate amount of $120.0 million and have two-year terms. The mortgage loans can be extended at the option of the joint venture for three additional one-year terms. The mortgages bear interest at the greater of (i) the London InterBank Offered Rate plus 2.4% or (ii) 4.9%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 8.1%, effectively limiting the rate on the new mortgages to 10.5%. As of September 30, 2002, the interest rate was 4.9%. Monthly interest-only payments are due in arrears throughout the term. These mortgages are secured by the Chicago property. The Company's pro rata share of the loans in aggregate is approximately $11.9 million and is included in the Company's liquidity and capital resources discussion and in calculating debt coverage ratios under the Company's debt covenants. No guarantee exists on behalf of the Company for the refinanced loan.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of hotel operating cash flow distributed by LHL and the operating partnership's cash flow from the participating leases. Except for the security deposits required under the participating leases for the four hotels not leased by LHL, the lessees' obligations under the participating leases are unsecured and the lessees' abilities to make rent payments to the operating partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, is dependent on the lessees’ abilities to generate sufficient cash flow from the operations of the hotels.

The terrorist attacks of September 11, 2001 dramatically curtailed both business and leisure travel and have exacerbated pressures on an already weakened economy. The Company’s operations have been adversely affected by the attacks and subsequent declines in travel, and the hotels continue to experience reduced occupancy levels and average daily rate. The Company is unable to determine whether this adverse impact is temporary or of a more lasting duration. Military actions against terrorists, new terrorist attacks (actual or threatened), a war with Iraq and other political events may cause a lengthy period of uncertainty that could increase customer reluctance to travel and therefore adversely affect cash flow.

In addition, cash flow from hotel operations is subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels, including as a result of new competition from internet wholesalers and distributors;

•	increases in operating costs including wages, benefits, insurance and energy due to inflation and other factors, which may not be offset in the future by increases in room rates;

•	dependence on demand from business and leisure travelers, including substantial weakness in business travel, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	the potential of or actual war with Iraq and its likely negative impact on travel and the economy; and

•	terrorism and actions taken against terrorists may cause additional decreases in business and leisure travel.

These factors could adversely affect the ability of the hotel operators to generate revenues and therefore adversely affect the lessees of the Company’s hotels and their ability to make rental payments to the Company pursuant to the participating leases and therefore impact the Company’s liquidity.

The Company has obtained a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. On February 11, 2002, the Company amended the senior unsecured credit facility revising certain debt covenant definitions and limiting total outstanding borrowings to $175.0 million through November 15, 2002. For the three months and nine months ended September 30, 2002, the weighted average interest rate for borrowings under the senior unsecured credit facility was 4.1% and 4.4%, respectively. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of $0.1 million and $0.3 million for the three months and nine months ended September 30, 2002, respectively. At September 30, 2002, the Company had outstanding borrowings against the senior unsecured credit facility of $78.3 million.

Interest expense for the three months and nine months ended September 30, 2002 was $0.2 million and $0.5 million, respectively, on the $42.5 million aggregate principal amount of the Massachusetts Port Authority special project revenue bonds. Due to the nature of these bonds, they can be redeemed at any time without penalty. The bonds are secured by letters of credit issued by General Electric Capital Corporation. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel and a $1.0 million letter of credit from the Company.

The Company has a mortgage loan that is collateralized by the Radisson Convention Hotel located in Bloomington, Minnesota and the Le Meridien Dallas. The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months and nine months ended September 30, 2002 was $0.9 million and $2.7 million, respectively. This loan had an outstanding balance of $44.5 million on September 30, 2002.

The Company has three mortgage loans collateralized by the Le Montrose Suite Hotel located in West Hollywood, California, Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida. The loans are subject to a fixed interest rate of 8.08%, mature on July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule. Interest expense for the mortgage loans for the three months and nine months ended September 30, 2002 was $1.5 million and $4.5 million, respectively. The mortgage loans had an aggregate outstanding balance at September 30, 2002 of $73.0 million.

On January 3, 2001, LHL obtained a three-year commitment for a $5.0 million senior unsecured revolving credit facility to be used for working capital and general corporate purposes. On September 1, 2002, LHL amended its unsecured revolving credit facility to provide for maximum borrowings of up to $7.5 million. The LHL credit facility matures on January 3, 2004. The weighted average interest rate under the facility for both the three months and nine months ended September 30, 2002 was 4.4%. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the unused portion of the LHL credit facility. The Company incurred an immaterial unused commitment fee for the three months and nine months ended September 30, 2002, respectively. At September 30, 2002, the Company had $5.5 million outstanding borrowings under the LHL credit facility.

On September 30, 2002, the Company had approximately $3.7 million of cash and cash equivalents, approximately $13.5 million of restricted cash reserves, and had approximately $83.8 million outstanding in aggregate under its senior unsecured credit facility and LHL credit facility.

Net cash provided by operating activities was approximately $27.1 million for the nine months ended September 30, 2002, primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $24.9 million for the nine months ended September 30, 2002 due primarily to outflows for improvements and additions at the hotels and the funding of restricted cash reserves.

Net cash used in financing activities was approximately $1.2 million for the nine months ended September 30, 2002, comprised of repayments of borrowings under the senior unsecured credit facility and payment of the fourth quarter 2001 and first and second quarters 2002 distributions to common shareholders and unitholders, and payment of the first and second quarters 2002 distributions to preferred shareholders, offset by the March 2002 preferred share offering and borrowings under the senior unsecured credit facility.

In March 2002, the Company completed an underwritten public offering of 3,991,900 10¼% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (Liquidation Preference $25 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $96.1 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and have and will be used to fund the recent and future redevelopment of the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities and utilizing availability under the senior unsecured credit facility. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility, the issuance of other indebtedness, or the issuance of additional equity securities.

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

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of September 30, 2002, approximately 42.3% (including the Company’s approximately $11.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown) of the Company’s borrowings was subject to variable rates.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels, as determined pursuant to the participating leases. The Company’s aggregate reserve fund obligation under the participating leases was approximately $19.0 million at September 30, 2002. Four of the participating leases require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of September 30, 2002, $5.7 million was available in restricted cash reserves for future capital expenditures. Twelve of the participating leases require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set-aside in restricted cash. As of September 30, 2002, the total amount obligated for future capital expenditures but not set-aside in restricted cash reserves was $13.4 million. Amounts will be capitalized as incurred. As of September 30, 2002, purchase orders and letters of commitment totaling approximately $16.1 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and, therefore, the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three months and nine months ended September 30, 2002 and 2001, respectively.

	For the nine months ended September 30,			For the three months ended September 30,
	2002	2001	Variance	2002	2001	Variance
Total Portfolio
Occupancy	65.7%	68.1%	(3.5)%	69.9%	67.7%	3.1%
ADR	$145.81	$152.45	(4.4)%	$152.27	$154.89	(1.7)%
RevPAR	$95.84	$103.85	(7.7)%	$106.39	$104.93	1.4%

Inflation

The Company’s revenues come primarily from its pro rata share of the operating partnership’s cash flow from the participating leases and the LHL hotel operating revenues, thus the Company’s revenues will vary based on changes in the underlying hotels’ revenues. Therefore, the Company relies entirely on the performance of the hotels’ and the lessees’ abilities to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the lessees’ and hotel operators’ abilities to raise rates faster than inflation or even at the same rate, as has been the case for the period from the second quarter of 2001 through the first three quarters of 2002.

The Company’s expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and LHL hotel operating expenses) are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for property and casualty insurance, liability insurance, employee benefits, and some wages which are expected to increase at rates higher than inflation, and except for instances in which the properties are subject to periodic real estate tax reassessments.

Seasonality

The hotels’ operations historically have been seasonal. Fifteen of the hotels maintain higher occupancy rates during the second and third quarters, including the Marriott Seaview Resort, which generates a significant portion of its revenues from golf related business and, as a result, its revenues also fluctuate according to the season and the weather. The Holiday Inn Beachside Resort and Le Meridien New Orleans generally experience their highest occupancies in the first and second quarters. These seasonality patterns can be expected to cause fluctuations in the Company’s quarterly lease revenue under the participating leases from third-party leases and hotel operating revenue from LHL.

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

Litigation

The Company currently expects to engage Starwood Hotels & Resorts Worldwide, Inc. to manage and operate its hotels in Dallas and New Orleans under the Westin brand affiliation. The hotels are currently leased to and operated by Meridien. The New Orleans property is currently classified as held for sale, and as such, the property could be sold prior to consummation of engaging Starwood Hotels & Resorts Worldwide, Inc. and the anticipated brand affiliation change. In connection with the re-branding of these hotels, the Company is currently in litigation with Meridien Hotels, Inc. and related affiliates. The Company served notice of lease termination to Meridien for both the Dallas and New Orleans properties on January 14, 2002 and December 28, 2001, respectively. The Company has an order in the District Court of Dallas County, State of Texas stating that Meridien’s refusal to surrender possession is an Event of Default and they have no lawful right of possession. The Company has initiated eviction proceedings in Dallas and Meridien has appealed. In New Orleans, the court has enjoined the re-branding until the fair market value of the lease has been determined. The Company has filed an appeal in the Civil District Court for the Parish of Orleans, State of Louisiana on the injunction. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. Additionally, Meridien is disputing the calculation of participating rent for the twelve months ended December 31, 2001; however, Meridien has paid in full the participating rent due this year to date. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value, if any. The Company has deferred recognition of any income or expense related to damages or other awards until settlement amounts are estimable. Deferrals included in the accompanying consolidated financial statements as of September 30, 2002 include:

	New Orleans hotel	Dallas hotel	Total
Prepaid expenses and other assets:
Rimbursement of legal fees	$610	$538	$1,148
Holdover rent	$—	$926	$926

Accounts payable and accrued expenses:
Deferred revenue	$—	$926	$926

In addition to the reimbursement of legal fees and holdover rent, as defined, as of September 30, 2002, notes receivable due from Meridien were approximately $0.9 million, which primarily consist of working capital notes. As of September 30, 2002, the Company maintains a lien on Meridien’s security deposit on both properties with an aggregate value of approximately $2.9 million, in accordance with the participating lease agreements.

Meridien has also sued the Company and certain of the Company’s officers alleging that certain actions taken in anticipation of rebranding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. On August 19, 2002, the Company received an order from the court denying all of Meridien’s motions. Meridien has amended the petition and is continuing with the lawsuit. The Company believes the claim is without merit and intends to continue to defend itself vigorously. The Company does not believe that the amount of any fees or damages it may be required to pay on any of the litigation related to Meridien is estimable or will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole. The Company’s management has discussed this contingency and the related accounting treatment with its audit committee of its board of trustees.

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

At September 30, 2002, the Company’s outstanding borrowings under the senior unsecured credit facility were $78.3 million. Borrowings under the senior unsecured credit facility bear interest at variable market rates. The weighted average interest rate under the facility for the three months and nine months ended September 30, 2002 was 4.1% and 4.4%, respectively. A 0.25% annualized change in interest rates would have changed interest expense by $0.1 million for the nine months ended September 30, 2002. This change is based on the weighted average borrowings under the senior unsecured credit facility for the nine months ended September 30, 2002 of $79.6 million.

As of September 30, 2002, the Company’s outstanding borrowings under the LHL credit facility were $5.5 million. Borrowings under the LHL credit facility bear interest at floating rates equal to the London InterBank Offered Rate plus an applicable margin or an “Adjusted Base Rate” plus an applicable margin, at the election of LHL. The weighted average interest rate under the facility for both the three months and nine months ended September 30, 2002 was approximately 4.4%. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the nine months ended September 30, 2002. This change is based on the weighted average borrowings under the LHL credit facility for the nine months ended September 30, 2002 of $3.8 million.

At September 30, 2002, the Company had outstanding bonds payable of $42.5 million. The bonds bear interest based on weekly floating rates and have no principal reductions for the life of the bonds. The weighted average interest rate for both the three months and nine months ended September 30, 2002 was 1.5%. A 0.25% annualized change in interest rates would have changed interest expense by $0.1 million for the nine months ended September 30, 2002. This change is based on the weighted average borrowings under the bonds for the nine months ended September 30, 2002 of $42.5 million.

At September 30, 2002, the mortgage loan secured by the Radisson Convention Hotel in Bloomington, Minnesota and the Le Meridien Dallas had a balance of $44.5 million. At September 30, 2002, the carrying value of this mortgage loan approximated its fair value. The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule.

At September 30, 2002, the mortgage loans secured by the Le Montrose Suite Hotel in West Hollywood, California, Le Meridien New Orleans and the Holiday Inn Beachside Resort located in Key West, Florida had an aggregate balance of $73.0 million. At September 30, 2002, the carrying value of these mortgage loans approximated their fair values. The loans are subject to a fixed interest rate of 8.08%, mature on July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule.

On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30.0 million of the outstanding balance on its senior unsecured credit facility, which currently fixes the interest rate at 7.12% including the Company’s current spread, which varies with its leverage ratio, until December of 2003.

Item 4.  Controls and Procedures

Based on the most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    Other Information

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

Exhibit Number	Description of Exhibit
99.1	Jon E. Bortz Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99.2	Hans S. Weger Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)    Reports on Form 8-K.

The Company filed two reports on Form 8-K during the quarter ended September 30, 2002. Information regarding items reported is as follows:

Date	Items Reported On
July 16, 2002
Item 9—Regulation FD Disclosure The Company announced a conference call to be held on July 23, 2002, to discuss the Company’s results for the quarter ended June 30, 2002 and its outlook for the remainder of the year.

July 23, 2002
Item 7—Financial Statements and Exhibits Item 9—Regulation FD Disclosure On July 22, 2002, the Company issued a press release announcing its results for the quarter ended June 30, 2002 and its outlook for the remainder of the year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

By:	/s/ HANS S. WEGER
Hans S. Weger Executive Vice President, Treasurer and Chief Financial Officer

Dated: October 21, 2002

CERTIFICATIONS

I, Jon E. Bortz, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of LaSalle Hotel Properties;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2002	/s/ JON E. BORTZ

Jon E. Bortz
Chairman, President and Chief Executive Officer

I, Hans S. Weger, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of LaSalle Hotel Properties;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 21, 2002	/s/ HANS S. WEGER

Hans S. Weger
Executive Vice President, Treasurer
and Chief Financial Officer