Form 10-K
period 2002-12-31
LASALLE HOTEL PROPERTIES
filed 2003-02-19
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number 1-14045

    LASALLE HOTEL PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4800 Montgomery Lane, Suite M25, Bethesda, Maryland	20814
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code 301/941-1500

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest	New York Stock Exchange, Inc.
($0.01 par value)
10 ¼% Series A Cumulative Redeemable Preferred Shares	New York Stock Exchange, Inc.
($0.01 par value)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).

Yes  ☒ No  ☐

As of February 14, 2003, there were 18,711,581 shares of the Registrant’s common shares of beneficial interest issued and outstanding. The aggregate market value of the Registrant’s 18,016,697 and 17,985,548 common shares of beneficial interest held by non-affiliates of the Registrant at February 14, 2003 and June 30, 2002, respectively was approximately $211.7 million and  $283.3 million, respectively. The aggregate market value was calculated by using the closing price of the stock as of the respective dates on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be held on or about April 24, 2003 are incorporated by reference in Part III of this report.

LASALLE HOTEL PROPERTIES

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The “Company” means LaSalle Hotel Properties, a Maryland real estate investment trust, and one or more of its subsidiaries (including LaSalle Hotel Operating Partnership, L.P. and LaSalle Hotel Lessee, Inc.) and the predecessor thereof or, as the context may require, LaSalle Hotel Properties only or LaSalle Hotel Operating Partnership, L.P. only.

PART I

Item 1. Business

General

The Company was organized as a Maryland real estate investment trust on January 15, 1998 to buy, own and lease primarily upscale and luxury full-service hotels located in convention, resort and major urban business markets. As of December 31, 2002, the Company owned interests in 17 hotels with approximately 5,800 rooms/suites located in eleven states and the District of Columbia. Independent hotel operators manage the hotels. The Company is a self-managed and self-administered real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid federal income taxes at the corporate level.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of the partnership with an approximate 97.7% ownership at December 31, 2002. The remaining 2.3% is held by other investors in the form of 424,686 units of limited partnership interest. Partnership units are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. The hotels are leased under participating leases that provide for rental payments equal to the greater of base rent or participating rent based on fixed percentages of gross hotel revenues.

The Company’s principal offices are located at 4800 Montgomery Lane, Suite M25, Bethesda, MD 20814. The Company’s website is www.lasallehotels.com. The Company makes available on its website free of charge its filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports.

Strategies and Objectives

The Company’s primary objectives are to provide a stable stream of income to its shareholders through increases in distributable cash flow and to increase long-term total returns to shareholders through appreciation in the value of its common shares of beneficial interest. To achieve these objectives, the Company seeks to:

•	enhance the return from, and the value of, the hotels in which it owns interest and any additional hotels the Company may acquire or develop; and
•	invest in or acquire additional hotel properties on favorable terms.

The Company seeks to achieve revenue growth principally through:

•	renovations and/or expansions at selected hotels;

•	acquisitions of full-service hotels located in convention, resort and major urban business markets in the U.S. and abroad, especially upscale and luxury full-service hotels in such markets where the Company perceives strong demand growth or significant barriers to entry; and
•	selective development of hotel properties, particularly upscale and luxury full-service hotels in high demand markets where development economics are favorable.

The Company intends to acquire additional hotels in targeted markets, consistent with the growth strategies outlined above and which may:

•	possess unique competitive advantages in the form of location, physical facilities or other attributes;
•	be available at significant discounts to replacement cost, including when such discounts result from reduced competition for hotels with long-term management and/or franchise agreements;
•	benefit from brand or franchise conversion, new management, renovations or redevelopment or other active and aggressive asset management strategies; or
•	have expansion opportunities.

The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies including: Starwood Hotels & Resorts Worldwide, Inc., Marriott International, Inc., Radisson Hotels International, Inc., Interstate Hotels & Resorts, Inc., Crestline Hotels & Resorts, Inc., Outrigger Lodging Services, Noble House Hotels and Resorts, Hyatt Corporation and the Kimpton Hotel & Restaurant Group, L.L.C. The Company believes that having multiple independent operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.

Hotel Acquisitions

The Company acquired ten upscale and luxury full-service hotels in connection with its initial public offering, and sold the Holiday Inn Plaza Park, in August, 2000 and the Radisson Hotel Tampa in August, 2001. Neither hotel was considered consistent with the Company’s long-term portfolio strategy.

Subsequent to the Company’s initial public offering, the Company acquired the following hotel interests:

•	95.1% interest in the 457-room San Diego Paradise Point Resort for an aggregate purchase price of $73.0 million in June, 1998.
•	The 270-room Harborside Hyatt Conference Center & Hotel in Boston, Massachusetts for an aggregate purchase price of $73.5 million in June, 1998.
•	The 222-room Hotel Viking in Newport, Rhode Island for an aggregate purchase price of $28.0 million in June, 1999.
•	The 1,192-room Chicago Marriott Downtown in January, 2000 through a joint venture with The Carlyle Group, an institutional investor. The Company has a non-controlling 9.9% equity interest and is entitled to receive an annual preferred return and the opportunity to earn an incentive participation in net sale proceeds in the event the hotel is sold or refinanced.
•	Four full-service hotels in Washington, D.C. with a total of 496 guestrooms for an aggregate net purchase price of approximately $42.5 million in March, 2001. All four hotels, the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix, have been fully renovated, improved and repositioned as unique high-end, independent boutique hotels. The aggregate cost of renovating and repositioning the four hotels will be approximately $32.0 million, of which $31.0 million was spent in 2002 and 2001, and the remaining $1.0 million is expected to be spent in 2003.
•	The 343-room Holiday Inn on the Hill, located on Capitol Hill in Washington, D.C., for a net purchase price of approximately $44.0 million in June, 2001.

Recent Developments

The nature of the operations of the hotels exposes them to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect the ultimate resolution of these matters to have a material adverse effect on the financial position, operations or liquidity of the hotels.

        The Company currently expects to engage Starwood Hotels & Resorts Worldwide, Inc. to manage and operate its hotels in Dallas and New Orleans, if the pending sale is not consummated, under the Westin brand affiliation. The Dallas hotel is currently operated by Meridien Hotels, Inc. (“Meridien”). On December 20, 2002, Meridien abandoned the New Orleans property. The Company entered into a lease with a wholly owned subsidiary of LaSalle Hotel Lessee, Inc. and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel. The New Orleans property is currently classified as held-for-sale, and as such, the property could be sold prior to consummation of engaging Starwood Hotels & Resorts Worldwide, Inc. and the anticipated brand affiliation change.

In connection with the re-branding of these hotels, the Company is currently in litigation with Meridien Hotels, Inc. and related affiliates. See Item 3. Legal Proceedings for information related to this litigation.

Hotel Renovations

The Company believes that its regular program of capital improvements at the hotels, including replacement and refurbishment of furniture, fixtures and equipment, helps maintain and enhance its competitiveness and maximizes revenue growth under the participating leases. During the year ended December 31, 2002, the Company invested approximately $33.9 million on renovations and additional capital improvements at the hotels. The Company plans to invest approximately $28.0 million on renovations and additional capital improvements at its hotel properties during 2003. As of December 31, 2002, purchase orders and letters of commitment totaling approximately $14.1 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amount will remain the property of the Company upon termination of the participating leases.

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

Effective January 1, 2001, the Company elected to operate its wholly owned subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), as provided for under the REIT Modernization Act as a taxable-REIT subsidiary. Accordingly, LHL is required to pay income taxes at the applicable rates.

Seasonality

The hotels’ operations historically have been seasonal. Fifteen of the hotels maintain higher occupancy rates during the second and third quarters, including the Marriott Seaview Resort, which generates a significant portion of its revenues from golf-related business and, as a result, its revenues also fluctuate according to the season and the weather. The Holiday Inn Beachside Resort and New Orleans Grande Hotel generally experience their highest occupancies in the first and second quarters. These seasonality patterns can be expected to cause fluctuations in the Company’s quarterly lease revenue under the participating lease with third-party lessees and hotel operating revenue from LHL.

Competition

The hotel industry is highly competitive. Each of the hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, average daily rate and room revenue per available room of the hotels or at hotel properties acquired in the future. The Company may be competing for investment opportunities with entities that have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of a hotel operator or the geographic proximity of its investments. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.

Environmental Matters

In connection with the ownership and operation of the hotels, the Company is subject to various federal, state and local laws, ordinances and regulations relating to environmental protection. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under, or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner’s ability to borrow using such property as collateral. Furthermore, a person who arranges for the disposal or treatment of a hazardous or toxic substance at a property owned by another, or who transports such substance to or from such property, may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. The costs of remediation or removal of such substances may be substantial, and the presence of such substances may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of the hotels, the Company may be potentially liable for such costs.

The Company believes that its hotels are in compliance, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which would have a material adverse effect on the Company. The Company has not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of its present properties.

Employees

The Company had 22 employees as of February 18, 2003. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels.

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

The Company’s performance and its ability to make distributions on its capital shares are subject to risks associated with the hotel industry

Competition for Guests, Increases in Operating Costs, Dependence on Travel and Economic Conditions Could Affect the Company’s Cash Flow. The hotels are subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels including as a result of new competition from internet wholesalers and distributors;
•	increases in operating costs, including wages, benefits, insurance and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;
•	dependence on demand from business and leisure travelers, including substantial weakness in business travel which may fluctuate and be seasonal;
•	increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;
•	terrorism alerts and warnings and war, which may cause decreases in business and leisure travel;
•	the potential of or actual war and its likely negative impact on travel and the economy; and
•	adverse effects of general and local economic conditions.

These factors could adversely affect the ability of the lessees to generate revenues and to make rental payments to the Company.

Effects of Terrorist Attacks and Military Actions. The terrorist attacks of September 11, 2001 caused disruption in the lodging industry and other travel-related businesses, and adversely affected the Company’s operations. While there have been modest improvements in occupancy and average daily rates during the year, they remain below prior year levels. The

Company is unable to determine whether this adverse impact is temporary or of a more lasting duration. Military actions against Iraq or other countries, terrorists, new terrorist attacks (actual or threatened) terrorist alerts and warnings, and other political events have and may continue to cause lengthy periods of uncertainty that have caused increased customer reluctance to travel, which may continue to increase. Under these circumstances, the Company’s cash flow would be further impacted.

Unexpected Capital Expenditures Could Adversely Affect the Company’s Cash Flow. Hotels require ongoing renovations and other capital improvements, including periodic replacement or refurbishment of furniture, fixtures and equipment. Under the terms of its leases, the Company is obligated to pay the cost of certain capital expenditures at the hotels and to pay for periodic replacement or refurbishment of furniture, fixtures and equipment. If capital expenditures exceed expectations, there can be no assurance that sufficient sources of financing will be available to fund such expenditures. In addition, the Company may acquire hotels in the future that require significant renovation. Renovation of hotels involves numerous risks, including the possibility of environmental problems, construction cost overruns and delays, impact on current demand, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other hotels.

The Company’s obligation to comply with financial covenants in its senior unsecured credit facility and mortgages on some of its hotel properties could restrict its range of operating activities

The Company has obtained a senior unsecured credit facility from a syndicate of banks, which provides for a maximum borrowing amount of up to $210.0 million and matures on December 31, 2003. Management intends to renew the senior unsecured credit facility; however, there can be no assurance that the Company will be able to renew the credit facility upon maturity, or that if renewed, the terms will be as favorable. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, minimum tangible net worth and total funded indebtedness.

         The Company’s credit facility contains financial covenants that could restrict its ability to incur additional indebtedness or make distributions on the common shares. The senior unsecured credit facility contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) the lesser of (a) 90% of funds from operations from the four-quarter rolling period or (b) 100% of free cash flow during the four-quarter rolling period and (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Some of these covenants become more restrictive over time. Availability under the credit facility may be reduced by hotel financing which the Company obtains outside the credit facility. Pursuant to the credit facility, the amount of outside financing is limited to specified levels. If the Company is unable to borrow under the credit facility, it could adversely affect the Company’s financial condition.

The Holiday Inn Beachside Resort, Le Meridien Dallas, New Orleans Grande Hotel, Le Montrose Suite Hotel and Radisson Convention Hotel are mortgaged to secure payment of indebtedness aggregating approximately $117.0 million as of December 31, 2002. The Harborside Hyatt Conference Center & Hotel is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of approximately $42.5 million. If the Company is unable to meet mortgage payments, the mortgage securing the property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company. From time to time, the Company may mortgage additional hotels to secure payment of additional indebtedness.

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

Liability for Environmental Matters Could Adversely Affect the Company’s Financial Condition. As an owner of real property, the Company is subject to various federal, state and local laws and regulations relating to the protection of the environment that may require a current or previous owner of real estate to investigate and clean-up hazardous or toxic substances at a property. These laws often impose such liability without regard to whether the owner knew of or caused the presence of the contaminants, and are not limited under the enactments and could exceed the value of the property and/or the aggregate assets of the owner. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the clean-up costs of the substances at a disposal or treatment facility, whether or not such facility is owned or operated by the person. Even if more than one person was responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire amount of clean-up costs incurred.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials. These laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. In connection with the ownership (direct or indirect) the Company may be considered an owner or operator of properties containing asbestos-containing materials. Having arranged for the disposal or treatment of contaminants, the Company may be potentially liable for removal, remediation and other costs, including governmental fines and injuries to persons and property.

The Costs of Compliance with the Americans with Disabilities Act Could Adversely Affect the Company’s Cash Flow. Under the Americans with Disabilities Act of 1990, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that the Company is not in compliance with the Americans with Disabilities Act of 1990 could result in imposition of fines or an award of damages to private litigants.

Certain Leases and Management Agreements May Constrain the Company from Acting in the Best Interests of Shareholders or Require it to Make Certain Payments. The Harborside Hyatt Conference Center & Hotel, the New Orleans Grande Hotel and the San Diego Paradise Point Resort are each subject to a ground lease with a third-party lessor. In order for the Company to sell any of these hotels or to assign its leasehold interest in any of these ground leases, it must first obtain the consent of the relevant third-party lessor. The Radisson Convention Hotel is also subject to a ground lease with a third-party lessor; third-party lessor consent is required to assign leasehold interest unless the assignment is in conjunction with the sale of the hotel. Accordingly, if the Company determines that the sale of any of these hotels or the assignment of its leasehold interest in any of these ground leases is in the best interest of its shareholders, the Company may be prevented from completing such transaction if it is unable to obtain the required consent from the relevant lessor.

The balconies of the New Orleans Grande Hotel are subject to an air space lease with the city of New Orleans. As a result, the Company may be prevented from selling, assigning, transferring or conveying its interest in the hotel without first obtaining the consent of the city of New Orleans.

In some instances, the Company may be required to obtain the consent of the hotel operator prior to selling the hotel. Typically, such consent is only required in connection with certain proposed sales, such as if the proposed purchaser is engaged in the operation of a competing hotel or does not meet certain minimum financial requirements. Hotels where operator approval of certain sales may be required include: Chicago Marriott Downtown and Harborside Hyatt Conference Center & Hotel.

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

Increases in interest rates may increase our interest expense

        As of December 31, 2002, approximately $123.8 million of aggregate indebtedness (45.7% of total indebtedness) was subject to variable interest rates. The aggregate indebtedness balance includes the Company’s $11.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel. An increase in interest rates could increase the Company’s interest expense and reduce its cash flow and its ability to service its indebtedness.

On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30.0 million of the balance outstanding on its senior unsecured credit facility, which currently fixes the interest rate at 7.12% including the Company’s current spread, which varies with its leverage ratio.

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

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, the Company also will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would cause the Company to incur additional tax liabilities and would significantly impair the Company’s ability to service indebtedness, and reduce the amount of cash available to make new investments or to make distributions on its common shares of beneficial interest and preferred shares.

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

Tax consequences upon a sale or refinancing of properties may result in conflicts of interest

Holders of units of limited partnership interest in LaSalle Hotel Operating Partnership, L.P. or co-investors in properties not owned entirely by the Company may suffer different and more adverse tax consequences than the Company upon the sale or refinancing of properties. The Company may have different objectives from these co-investors and unitholders regarding the appropriate pricing and timing of any sale or refinancing of these properties. While the Company, as the sole general partner of LaSalle Hotel Operating Partnership, L.P., has the exclusive authority as to whether and on what terms to sell or refinance each property owned solely by LaSalle Hotel Operating Partnership, L.P., some of its trustees who have interests in units of limited partnership may seek to influence the Company not to sell or refinance the properties, even though such a sale might otherwise be financially advantageous to it, or may seek to influence the Company to refinance a property with a higher level of debt.

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

Item 2. Properties

Hotel Properties

At December 31, 2002, the Company owned interests in the following 17 hotel properties:

Property		Number of Rooms/Suites	Location
1.	Radisson Convention Hotel*	565	Bloomington, MN
2.	New Orleans Grande Hotel*	494	New Orleans, LA
3.	Le Meridien Dallas*	407	Dallas, TX
4.	Marriott Seaview Resort	297	Galloway, NJ (Atlantic City)
5.	Holiday Inn Beachside Resort*	222	Key West, FL
6.	Omaha Marriott Hotel	299	Omaha, NE
7.	Le Montrose Suite Hotel*	132	West Hollywood, CA
8.	LaGuardia Airport Marriott	438	New York, NY
9.	San Diego Paradise Point Resort	457	San Diego, CA
10.	Harborside Hyatt Conference Center & Hotel*	270	Boston, MA
11.	Hotel Viking	222	Newport, RI
12.	Chicago Marriott Downtown*	1,192	Chicago, IL
13.	Topaz Hotel	99	Washington, D.C.
14.	Hotel Rouge	137	Washington, D.C.
15.	Hotel Madera	82	Washington, D.C.
16.	Hotel Helix	178	Washington, D.C.
17.	Holiday Inn in the Hill	343	Washington, D.C.

	Total number of rooms/suites	5,834

*	Properties subject to a mortgage.

Radisson Convention Hotel. Radisson Convention Hotel is an upscale full-service convention hotel located at the intersection of Interstate 494 and Highway 100, approximately 15 minutes from the Minneapolis/St. Paul International Airport, and five miles from the Mall of America. The hotel is currently leased to LHL and operated by an affiliate of the Radisson Group, Inc.

New Orleans Grande Hotel. New Orleans Grande Hotel (formerly Le Meridien New Orleans) is a luxury full-service convention oriented hotel located in downtown New Orleans, a major convention city. The hotel is centrally located across the street from the French Quarter and near the central business district, the Ernest N. Morial Convention Center and the New Orleans Superdome. The hotel has received the AAA Four Diamond award for 17 consecutive years. The hotel is subject to a 99-year ground lease, which expires in May 2081. On December 19, 2002 the Company terminated the operating lease with affiliates of Le Meridien Hotels and Resorts and entered into a lease with LHL on essentially the same terms. Interstate Hotels & Resorts, Inc. replaced Le Meridien Hotels and Resorts as interim operator effective December 20, 2002.

Le Meridien Dallas. Le Meridien Dallas is an upscale full-service convention oriented hotel located in downtown Dallas, approximately 25 minutes from the Dallas/Fort Worth International Airport, in the heart of the city’s arts and financial districts. The hotel is conveniently located near the Dallas Convention Center, four stops away on the Dallas light rail system, with a DART station adjacent to the hotel. The hotel is currently operated by Le Meridien Hotels and Resorts.

The Company currently expects to engage Starwood Hotels & Resorts Worldwide, Inc. to manage and operate the New Orleans hotel, if the pending sale is not consummated and the Dallas hotel. The Company anticipates that Starwood Hotels & Resorts Worldwide, Inc. will operate the hotels under the Westin brand affiliation. The New Orleans property is currently held-for-sale, and as such, the property could be sold prior to consummation of engaging Starwood Hotels & Resorts Worldwide, Inc. In connection with the re-branding of the hotels, the Company anticipates spending approximately $6.0 million to enhance the guest experience at the hotels. The Company may be obligated to pay a fee to Le Meridien Hotels and Resorts. In conjunction with the termination of the New Orleans lease with Meridien, the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases, and recorded a corresponding contingent liability. The Company does not believe any amounts it may be required to pay will be materially different. The Company does not believe that the amount of any other fees that it may be required to pay will have a material adverse effect on its financial condition, taken as a whole. Contemporaneously with the rebranding of the Dallas hotel, the Company expects to lease the Dallas hotel to LHL.

Marriott Seaview Resort. Marriott Seaview Resort is a luxury golf resort and conference center located on Reeds Bay, approximately nine miles north of Atlantic City, New Jersey. The hotel is leased to LHL and operated by Marriott International, Inc. pursuant to a long-term incentive-based operating agreement. The resort received the AAA Four Diamond award for each of the last three years.

Holiday Inn Beachside Resort. Holiday Inn Beachside Resort is a full-service resort comprised of several one, two and three-story buildings located on approximately 7.8 acres on the beach facing the Gulf of Mexico. The resort is located on the island of Key West, which is considered to have the most consistent weather in Florida, and benefits from the island’s reputation as a popular tourist destination. The hotel is currently leased to LHL and operated by Interstate Hotels & Resorts, Inc.

Omaha Marriott Hotel. Omaha Marriott Hotel is an upscale full-service major business hotel located in the western suburbs of Omaha at one of the city’s busiest intersections (I-680 and West Dodge Road). The hotel is located in the Regency Office Park, a mixed-use development containing over 865,000 square feet of office and retail space, and directly across West Dodge Road from Westroads Shopping Center, one of the largest shopping malls in Omaha. The hotel is leased to LHL and operated by Marriott International, Inc. pursuant to a long-term incentive-based operating agreement.

Le Montrose Suite Hotel. Le Montrose Suite Hotel is a five-story, luxury full-service hotel located in West Hollywood, California, two blocks east of Beverly Hills and one block south of the “Sunset Strip.” The hotel is within walking distance of many of the area’s finest restaurants, retail shops and nightclubs. The hotel attracts short and long-term guests and small groups primarily from the recording, film and design industries. The hotel is leased to and operated by Outrigger Lodging Services.

LaGuardia Airport Marriott. LaGuardia Airport Marriott is an upscale full-service urban/major business hotel located directly across from New York’s LaGuardia Airport. The hotel is five minutes from Shea Stadium and the USTA National Tennis Center and 20 minutes from Manhattan. The hotel is leased to LHL and operated by Marriott International, Inc. pursuant to a long-term incentive-based operating agreement.

San Diego Paradise Point Resort. San Diego Paradise Point Resort is a luxury resort that lies on 44 acres and has nearly one mile of beachfront. The hotel is located in the heart of Mission Bay on Vacation Island, a 4,600-acre aquatic park in southwest San Diego County. The resort is 15 minutes away from the San Diego International Airport and convenient to many major San Diego tourist attractions including Sea World, Old Town, downtown San Diego, the San Diego Convention Center, Qualcomm Stadium and the San Diego Zoo. The hotel is subject to a 50-year ground lease with the city of San Diego which expires in June 2049. The hotel is leased to and operated by WestGroup San Diego Associates, Ltd., an affiliate of Noble House Hotels and Resorts.

Harborside Hyatt Conference Center & Hotel. Harborside Hyatt Conference Center & Hotel is a full-service luxury conference and airport hotel located adjacent to Boston’s Logan International Airport along the Boston waterfront. The property features 19,000 square feet of meeting space and is directly across the Boston Harbor from Boston’s central business district. The hotel is located next to the Ted Williams Tunnel, providing convenient access to downtown Boston. The property is subject to a long-term ground lease from the Massachusetts Port Authority, Logan International Airport’s owner and operating authority. The hotel is leased to LHL and operated by Hyatt Corporation.

Hotel Viking. Hotel Viking is a full-service upscale resort located on Bellevue Avenue in Newport, Rhode Island. The hotel offers 29,000 square feet of meeting space, a restaurant, a lounge and a rooftop bar. The property also includes the Trinity Parish House and the fully restored Kay Chapel, both adjacent to the hotel. The hotel is leased to LHL and is operated by Noble House Hotels and Resorts.

Chicago Marriott Downtown. Chicago Marriott Downtown is a full-service, upscale convention hotel located at the intersection of North Michigan Avenue and Ohio Street on downtown Chicago’s world-famous “Magnificent Mile.” The property has over 60,000 square feet of meeting space, five food and beverage outlets, a health club and sports center, a business center and a gift shop. The Chicago Marriott Downtown has superb visibility and allows guests convenient access to a variety of attractions. A world-renowned shopping destination, the “Magnificent Mile” is home to such retailers as Neiman

Marcus, Saks Fifth Avenue, Marshall Fields and Niketown. The Company, through LaSalle Hotel Operating Partnership, L.P., owns a non-controlling 9.9% equity interest in the Chicago Marriott Downtown. The hotel is leased to Chicago 540 Lessee, Inc. in which the Company also owns a non-controlling 9.9% equity interest. The hotel is operated and managed by Marriott International, Inc. pursuant to a long-term incentive-based operating agreement.

D.C. Boutique Collection. The D.C. Boutique Collection comprises four full-service hotels located in Washington, D.C. with a total of 496 guestrooms. Each of the four hotels was originally constructed as an apartment building and, as a result, features large guestrooms or suites. The Company renovated and repositioned the hotels as full-service, upscale, unique, independent boutique hotels. The Company leases each of the hotels to wholly owned subsidiaries of LHL. The San Francisco, California-based Kimpton Hotel & Restaurant Group, L.L.C., operates all four of these hotels.

Topaz Hotel. The Topaz Hotel is a full-service boutique hotel with an exotic “East-meets-West” theme. The hotel is conveniently located on Embassy Row in downtown Washington, D.C. It is within walking distance of the Central Business District, minutes from the monuments and museums, and less than two blocks from Dupont Circle and the Metro. The hotel features a bar/restaurant.

Hotel Rouge. Hotel Rouge is a full-service boutique hotel with a “playful, interactive, glamorous” theme. Located on Scott Circle in Washington, D.C., the hotel is five blocks from the White House and just minutes from the business district. The hotel features a bar/restaurant.

Hotel Madera. Hotel Madera is a full-service boutique hotel with a “cosmopolitan comfort” theme. The Hotel Madera, formerly the Clarion Hampshire House Hotel, was the third of the D.C. Boutique Collection to be renovated and repositioned. It re-opened on September 23, 2002. The hotel is located on the eastern edge of the Georgetown section of Washington, D.C., and near many of the area’s attractions. The hotel features a restaurant, Firefly, a modern American bistro.

Hotel Helix. Hotel Helix is a full-service boutique hotel with a “pop-art” theme. The Hotel Helix, formerly the Howard Johnson Plaza Hotel & Suites, was the fourth of the D.C. Boutique Collection to be renovated and repositioned. It re-opened on November 6, 2002. The hotel is located just a few blocks from the new D.C. Convention Center which is currently under construction and is expected to open in the spring of 2003. The hotel is located four blocks from Dupont Circle in close proximity to most of the major downtown tourist attractions. The hotel features a bar/restaurant.

Holiday Inn on the Hill. Holiday Inn on the Hill is a full-service hotel strategically located on Capitol Hill in Washington, D.C. The property is the closest hotel to the United States Capitol. The hotel offers a first class amenity package, including 10,000 square feet of newly renovated meeting space, a full-service restaurant and bar and a rooftop swimming pool. The hotel is minutes away from the site of the new 2.3 million square-foot D.C. Convention Center, which is expected to open in the spring of 2003. The hotel is leased by a wholly owned subsidiary of LHL, and Crestline Hotels & Resorts, Inc. has been the operator of the property since 1997.

Participating Leases and Management Agreements

The Company is subject to participating leases with third-party lessees and, through LHL, management agreements. For hotels leased to third-party lessees, the Company earns the greater of base rent or participating rent based on hotel revenue thresholds pursuant to the respective participating lease. For hotels leased to third-party lessees, the Company is responsible for the payment of real estate taxes, ground rent, if any, certain insurance, maintaining a reserve for future capital expenditures and payment of agreed upon capital expenditures. The terms of the participating leases have expirations between 2008 and 2009. For hotels leased by LHL, the Company, through LHL, earns all hotel revenues and is responsible for all hotel expenses, including base management fees and incentive management fees, if any, pursuant to the terms of the respective management agreement. The terms of the leases with LHL have expirations between 2007 and 2011.

Item 3. Legal Proceedings

The Company currently expects to engage Starwood Hotels & Resorts Worldwide, Inc. to manage and operate its hotels in New Orleans, if the pending sale of the New Orleans property is not consummated, and Dallas under the Westin brand affiliation. The Dallas hotel is currently operated by Meridien Hotels, Inc. (“Meridien”). On December 20, 2002, Meridien abandoned the New Orleans property. The Company entered into a lease with a wholly owned subsidiary of LHL and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel. The New Orleans property is currently classified as held-for-sale, and as such, the property could be sold prior to consummation of engaging Starwood Hotels & Resorts Worldwide, Inc. and the anticipated brand affiliation change.

In connection with the re-branding of these hotels, the Company is currently in litigation with Meridien Hotels, Inc. and related affiliates. The Company served notice of lease termination to Meridien for both the Dallas and New Orleans properties on January 14, 2002 and December 28, 2001, respectively. The Company has an order in the District Court of Dallas County, State of Texas stating that Meridien committed an event of default as defined in the participating lease and has no lawful right of possession. The Company has initiated eviction proceedings in Dallas. In New Orleans, the District Court for the Parish of Orleans, State of Louisiana enjoined the transition, which injunction was overturned on appeal and Meridien was ordered to vacate the New Orleans property on December 20, 2002. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel awarded to Meridien in connection with the New Orleans property a net unconfirmed award of approximately $5.4 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover rent due under the lease. The Company is disputing the award, as well as whether Meridien is entitled to fair market value.

Additionally, Meridien is disputing a provision of the lease and therefore the calculation of participating rent for the twelve months ended December 31, 2001 and the Company expects Meridien will dispute the calculation of participating rent for the partial year ending December 19, 2002 for the New Orleans property; however, Meridien has paid the participating rent due for 2001 and 2002 in full. The total amount of rent that Meridien is disputing is approximately $2.0 million. The Company continues to believe the calculation is correct, consistent with the lease terms, and has recognized the revenue in the appropriate periods. Meridien has not yet paid $0.4 million base rent due for December 2002.

The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. Additionally, the Company believes it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. Previously, the Company could not estimate settlement amounts and therefore deferred recognition of any income or expense related to holdover and legal fees and included the deferrals in its consolidated financial statements. However, after receiving additional favorable court rulings in Dallas and the unconfirmed arbitration award in New Orleans, the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases, and recorded a corresponding contingent liability. The contingent lease termination expense is net of the holdover rent the Company believes it is entitled to for both properties. Based on the claims the Company has against Meridien, the Company is and will continue to seek reimbursement of legal fees and damages, and will challenge the arbitration award, which may reduce any amounts owed Meridien, and therefore ultimately any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the amount will not be greater than the recorded contingent lease termination expense; however, it does not believe that the amount of any fees or damages it may be required to pay in any of the litigation related to Meridien will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole.

In addition to the reimbursement of legal fees and holdover rent, as defined, as of December 31, 2002, notes receivable due from Meridien were approximately $0.8 million, which consist of working capital notes. As of December 31, 2002, the Company maintains a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements.

Meridien also has sued the Company and certain of the Company’s officers alleging that certain actions taken in anticipation of rebranding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. On August 19, 2002, the Company received an order from the court denying all of Meridien’s motions. Meridien has amended the petition and is continuing with the lawsuit. The Company believes the claims are without merit and intends to continue to defend itself vigorously. The Company does not believe that the amount of any fees or damages it may be required to pay on any of the litigation related to Meridien will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole. The Company’s management has discussed this contingency and the related accounting treatment with its audit committee of its board of trustees.

The Company is not presently subject to any other material litigation nor, to the Company’s knowledge, is any other litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

Part II

Item 5. Market for Registrant’s Common Shares of Beneficial Interest and Related Shareholder Matters

Market Information

The common shares of the Company began trading on the New York Stock Exchange on April 24, 1998 under the symbol “LHO.” The following table sets forth for the indicated periods the high and low sale prices for the common shares of beneficial interest and the cash distributions declared per share:

	Calendar Year 2002			Calendar Year 2001
	High	Low	Distribution	High	Low	Distribution
First Quarter	$16.47	$11.10	$0.010	$16.94	$14.87	$0.385
Second Quarter	$16.33	$13.65	$0.010	$17.99	$14.60	$0.390
Third Quarter	$15.75	$10.62	$0.210	$18.00	$7.40	$0.010
Fourth Quarter	$14.13	$11.30	$0.210	$11.75	$6.89	$0.010

The closing price for the Company’s common shares as reported by the New York Stock Exchange on December 31, 2002 was $14.00 per share.

Shareholder Information

As of February 14, 2002, there were 180 record holders of the Company’s common shares of beneficial interest, including shares held in “street name” by nominees who are record holders, and approximately 4,000 beneficial holders.

In order to comply with certain requirements related to qualification of the Company as a REIT, the Company’s Amended and Restated Declaration of Trust limits the number of common shares of beneficial interest and preferred shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares of beneficial interest and preferred shares, except for T. Rowe Price Associates, Inc. which was granted a waiver and may own up to 13.0% of the Company’s outstanding common shares of beneficial interest and preferred shares.

Distribution Information

In 2002, the Company paid $0.44 per common share in distributions, 100.0% of which represented ordinary income for tax purposes.

The declaration of distributions by the Company is in the sole discretion of the Company’s board of trustees and depends on the actual cash flow of the Company, its financial condition, capital expenditure requirements for the Company’s hotels, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of trustees deems relevant.

The Company currently plans to pay monthly distributions in lieu of quarterly distributions to its common shareholders and unitholders beginning in 2003. The Company paid the first monthly distribution for the month of January 2003 on February 14, 2003 at a level of $.07 per common share of beneficial interest and limited partnership unit, and the Company has declared a similar distribution for the months of February and March, 2003, to be paid in March and April, 2003, respectively.

Operating Partnership Units

LaSalle Hotel Operating Partnership, L.P. issued 3,181,723 units of limited partnership interest on April 29, 1998 (inception), in conjunction with the initial public offering. The following is a summary of unit activity since inception:

Units issued at initial public offering	3,181,723
Units converted to common shares of beneficial interest:
1999	(1,622,489)
2000	(36,754)
2001	(1,095,964)
2002	(18,497)
Units issued:
2000	16,667

Units outstanding at December 31, 2002	424,686

Holders of units of limited partnership interest receive distributions per unit in the same manner as distributions on a per common share basis to the common shareholders of beneficial interest.

Item 6. Selected Financial Data

Selected Financial Data

The following tables set forth selected historical operating and financial data for the Company and selected historical operating and financial data for LRP Bloomington Limited Partnership, which is the predecessor of the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2002, 2001, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998, and the selected historical operating and financial data for the predecessor of the Company for the period from January 1, 1998 through April 28, 1998 have been derived from the historical financial statements of the Company and the predecessor of the Company, respectively. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES

Selected Historical Operating and Financial Data

(Unaudited, Dollars in thousands, except share data)

	For the year ended December 31,				For the period from April 29, 1998 (inception) through December 31, 1998
	2002	2001	2000	1999
Operating Data:
Revenues from continuing operations:
Hotel operating revenues	$155,975	$118,175	$—	$—	$—
Participating lease revenue	21,909	35,123	72,299	65,837	40,706
Interest income	340	704	1,229	963	550
Other income	19	885	56	66	21

Total revenues from continuing operations	178,243	154,887	73,584	66,866	41,277

Expenses from continuing operations:
Hotel operating expenses	112,899	82,969	—	—	—
Depreciation and other amortization	31,230	27,514	25,246	21,750	11,349
Real estate, personal property taxes and insurance	8,842	8,775	7,080	7,222	4,346
Ground rent	3,209	3,279	3,157	2,933	1,612
General and administrative	6,444	6,376	942	1,342	459
Interest	11,474	17,106	19,370	16,181	8,474
Amortization of deferred financing costs	2,288	1,879	1,095	992	514
Advisory fee (1)	—	—	3,840	3,670	2,134
Writedown of properties held for sale	—	1,872	12,296	2,000	—
Lease termination, advisory transaction, subsidiary purchase and contingent lease termination expenses	2,520	1,929	—	—	—
Writedown of notes receivable	158	1,172	—	—	—
Other expenses	7	4	19	140	13

Total expenses from continuing operations	179,071	152,875	73,045	56,230	28,901

Net income (loss) from continuing operations before income tax benefit, minority interest and equityin earnings of unconsolidated entities	(828)	2,012	539	10,636	12,376

Income tax benefit	2,943	1,507	—	—	—
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(58)	(108)	(136)	(1,733)	(2,137)
Equity in earnings of unconsolidated entities	458	616	1,152	57	(59)

Net income from continuing operations	2,515	4,027	1,555	8,960	10,180

Distributions to preferred shareholders	(8,410)	—	—	—	—

Net income (loss) from continuing operations applicable to common shareholders	(5,895)	4,027	1,555	8,960	10,180
Net income from discontinued operations	1,956	756	3,796	5,029	2,053
Net extraordinary loss	—	(948)	—	—	—
Net income (loss) applicable to common shareholders	$(3,939)	$3,835	$5,351	$13,989	$12,233

Net income (loss) from continuing operations applicable to common shareholders per common share:
basic	$(0.31)	$0.22	$0.09	$0.58	$0.67
diluted	$(0.31)	$0.22	$0.09	$0.58	$0.67

Net income (loss) applicable to common shareholders per common share:
basic	$(0.21)	$0.21	$0.32	$0.91	$0.80
diluted	$(0.21)	$0.21	$0.32	$0.91	$0.80

Weighted average number of common shares outstanding:
basic	18,689,184	18,385,015	16,920,596	15,432,667	15,209,555
diluted	18,843,530	18,452,882	16,982,962	15,432,667	15,209,555

	As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Investment in hotel properties, net	$549,814	$550,015	$486,184	$501,191	$467,552
Total assets	605,735	588,256	531,893	532,072	496,338
Borrowings under credit facilities	99,390	175,400	113,500	164,900	164,700
Bonds payable, net	42,500	42,500	40,314	41,571	42,828
Mortgage loans	117,042	118,562	119,964	46,306	—
Minority interest in LaSalle Hotel Operating Partnership, L.P.	5,262	5,589	20,288	22,417	47,694
Redeemable preferred shares, liquidation preference	99,798	—	—	—	—
Total shareholders’ equity	315,107	230,393	223,528	242,568	228,384

	For the year ended December 31,				For the period from April 29, 1998 (inception) through December 31, 1998
	2002	2001	2000	1999
Other Data:
Funds from operations	$30,785	$39,113	$47,984	$44,065	$28,466
Comparable funds from operations (2)	33,463	41,593	47,984	44,065	28,466
Cash provided by operating activities	37,961	40,016	40,891	45,923	21,280
Cash used in investing activities	(41,548)	(81,231)	(31,853)	(63,660)	(406,732)
Cash provided by (used in) financing activities	7,390	42,519	(9,236)	17,779	387,022
Cash dividends declared per common share	$0.440	$0.795	$1.535	$1.515	$1.010

LRP BLOOMINGTON LIMITED PARTNERSHIP (3)

Selected Predecessor Historical Operating and Financial Data

(Unaudited, Dollars in thousands)

For the period from January 1, 1998 through April 28, 1998
Operating Data:
Revenues:
Room revenue	$4,285
Food and beverage revenue	3,459
Telephone revenue	124
Other revenue	537

Total revenues	8,405

Operating Expenses:
Departmental and operating expenses	5,712
Management fees	336
Property taxes	405
Interest expense	833
Depreciation and amortization	1,196
Advisory fees	53

Total expenses	8,535

Net loss	$(130)

(1)	Represents advisory fee paid to the external advisor for acquisition, management, advisory, employee lease and administrative services provided to the Company. The external advisor received an annual base fee of up to 5.0% of the Company’s net operating income, as defined in the advisory agreement, and an annual incentive fee, which prior to January 1, 1999, was limited to 1.0% of the Company’s prorated pro forma net operating income based on growth in funds from operations per share.
(2)	The White Paper on funds from operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts in April 2002, defines funds from operations as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes funds from operations in accordance with standards established by the National Association of Real Estate Investment Trusts that may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current National Association of Real Estate Investment Trusts definition or that interpret the current National Association of Real Estate Investment Trusts definition differently than the Company. Funds from operations does not represent cash generated from operating activities determined by generally accepted accounting principles and should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company’s liquidity, nor are they indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Funds from operations may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties. Comparable funds from operations is defined by the Company as funds from operations before one-time items including the purchase of LHL, the transition expenses associated with becoming a self-managed REIT, the costs associated with terminating the Hotel Viking lease, the Holiday Inn Beachside Resort lease and the contingent expense related to the termination of the Le Meridien New Orleans and Dallas leases, the writedown of furniture, fixtures and equipment notes receivable, and income associated with terminating the Holiday Inn Beachside Resort lease.
(3)	The Predecessor was formed on December 1, 1995 for the purpose of acquiring and operating the Radisson Convention Hotel. On April 29, 1998, the Predecessor contributed the Radisson Convention Hotel to the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995

and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to the risk factors discussed in this Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

The consolidated financial statements include the accounts of the Company, LaSalle Hotel Operating Partnership, L.P., LHL and its consolidated subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has utilized the information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. Included in the accompanying consolidated financial statements is an estimated contingent lease termination expense of $2.5 million related to the Company’s litigation with Meridien Hotels, Inc. (see Item 3. Legal Proceedings).

It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company’s results of operations to those of companies in similar businesses.

Revenue Recognition

For properties not leased by LHL, the Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective participating leases. Base rent and participating rent are recognized based on quarterly thresholds, pursuant to the lease agreements. For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations.

Investment in Hotel Properties

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and three to five years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

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

The Company periodically reviews the carrying value of each hotel to determine if circumstances exist indicating impairment in the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel to reflect the hotel at fair value. These assessments have a direct impact on the Company’s net income, because making an impairment adjustment results in an immediate negative adjustment to net income. The Company does not believe that there are any factors or circumstances indicating impairment of any of its investments in its 17 hotels.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, a hotel is considered held-for-sale when a contract for sale is entered into or when management has committed to a plan to sell an asset, the asset is actively marketed and sale is expected to occur within one year.

Stock-Based Compensation

The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 stock incentive and option plan. Accordingly, no compensation costs have been recognized for stock options granted to the Company’s employees. Under Accounting Principles Board Opinion No. 25, no compensation expense is recognized upon the granting of stock options when the exercise price of such options equals the market price of the underlying stock on the date of grant. The Company recognizes compensation cost for restricted shares issued based upon the fair market value of the common stock at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 148 in the notes to its consolidated financial statements.

General Background

The following discusses: (i) the Company’s actual results of operations for the year ended December 31, 2002 compared to the Company’s actual results of operations for the year ended December 31, 2001, and (ii) the Company’s actual results of operations for the year ended December 31, 2001 compared to the Company’s actual results of operations for the year ended December 31, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The Company has not included a discussion of the predecessor of the Company, as its financial information is not comparable to the Company.

Results of Operations

The impact of the economic slowdown and the terrorist attacks of September 11, 2001 caused disruption in the lodging industry and other travel-related businesses and adversely affected the Company’s operations. The Company initiated a corporate action plan following the events of September 11, 2001, and actively worked with its hotel operators to substantially reduce operating costs at the hotels. These initiatives included reducing labor costs, streamlining staffing levels, reducing hours of operations at hotel restaurants, reducing amenities and services where appropriate, reducing capacity and assorted expenses by closing unused floors, wings or buildings at the hotels and modifying marketing, sales and advertising initiatives. In addition, non-essential capital expenditure projects were reduced, suspended or postponed and quarterly distributions were reduced. With these initiatives in place, together with a gradual return of the economy to pre-September 11, 2001 levels, there have been modest improvements in occupancy and average daily room rate, although they remain below prior year levels. The Company has also re-instituted some of the capital projects postponed immediately after September 11, 2001. During 2002, the Company completed the renovation and repositioning of the Hotel Madera and the Hotel Helix, two boutique hotels located in Washington, D.C. Previously the Company had renovated and repositioned two other boutique hotels located in Washington, D.C., the Topaz Hotel and the Hotel Rouge.

Although hotel occupancy levels improved on a steady and gradual basis during 2002, management anticipates continued pressures on revenues over the next twelve months due to:

•	the weakened U.S. economy;
•	decreased demand and occupancy, including substantial weakness in business travel;
•	downward pricing pressures resulting from intense competition for a reduced amount of business opportunity, including as a result of new competition from internet wholesalers and distributors;
•	the effects of the September 11, 2001 terrorist attacks;
•	the potential of or actual war and its likely negative impact on travel and the economy; and
•	the war on terrorism, which can be expected to continue to have a significant adverse impact on travel and lodging demand.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

For the year ended December 31, 2002, total revenues increased by approximately $22.9 million from $155.3 million to $178.2 million. Hotel operating revenues increased by approximately $37.8 million from $118.2 million to $156.0 million. Participating lease revenue from unaffiliated lessees decreased by approximately $13.2 million from $35.1 million to $21.9 million.

The increase in hotel operating revenues was due to:

•	$27.9 million from the Radisson Convention Hotel and Holiday Inn Beachside Resort as a result of transferring the leases to LHL in January 2002;
•	$7.4 million from the Holiday Inn on the Hill, which was acquired in June 2001;
•	$6.2 million from the Topaz Hotel and the Hotel Rouge which were acquired in March 2001, and subsequently closed for repositioning from May to October 2001 and May to December 2001, respectively, but were open in 2002;
•	$1.6 million from the Marriott Seaview Resort due to increased occupancy and improved drive-to demand; and
•	$0.4 million from the Hotel Viking as a result of transferring the lease to LHL in February 2001 and increased leisure demand.

Partly offsetting the increase in hotel operating revenues were decreases of:

•	$3.0 million from the Hotel Madera, which was closed for repositioning from mid-April 2002 through late September 2002, and the Hotel Helix, which was closed for repositioning from April 2002 through early-November 2002;
•	$2.3 million from the LaGuardia Airport Marriott due to reduced occupancy and average room rate from weakness in primarily corporate transient demand;
•	$0.3 million from the Omaha Marriott Hotel due to reduced average room rate from lower demand; and
•	$0.1 million at the Harborside Hyatt Conference Center & Hotel due to reduced average room rate from lower corporate demand.

The decrease in participating lease revenue was due to:

•	$9.3 million from the Radisson Convention Hotel and Holiday Inn Beachside Resort as a result of transferring the leases to LHL in January 2002;
•	$1.0 million from the San Diego Paradise Point Resort and the Le Montrose Suite Hotel because of reduced average room rate from weakness primarily in corporate group and transient demand;
•	$0.4 million from Le Meridien Dallas because of reduced average room rate as a result of the impact of the renovation and expansion of the Dallas Convention Center and increased competitive pressures;
•	$0.2 million as a result of transferring the Hotel Viking lease to LHL in February 2001; and
•	$2.3 million due to the sale of the Radisson Hotel Tampa on August 15, 2001.

Hotel operating expenses increased by approximately $29.5 million from $83.4 million to $112.9 million. The increase in hotel operating expenses was due to:

•	$20.3 million from the Radisson Convention Hotel and Holiday Inn Beachside Resort as a result of transferring the leases to LHL in January 2002;
•	$5.4 million from the Topaz Hotel and the Hotel Rouge which were acquired in March 2001, and subsequently closed for repositioning from May to October 2001 and May to December 2001, respectively, but were open in 2002;
•	$4.6 million increase from the Holiday Inn on the Hill, which was acquired in June 2001; and
•	$1.2 million as a result of transferring the Hotel Viking lease to LHL in February 2001 and increased food and beverage costs.

Partly offsetting the increase in hotel operating expenses were decreases of:

•	$1.1 million in hotel expenses from the Hotel Madera, which was closed for repositioning from mid-April 2002 through late September 2002 and the Hotel Helix, which was closed for repositioning from April 2002 through early-November 2002;

•	$0.8 million in hotel direct and indirect expenses primarily as a result of the corporate action plan initiatives and lower occupancy levels; and
•	$0.1 million in hotel room expenses due primarily to lower average room rate due to the weak economic conditions.

Depreciation and other amortization expense increased by approximately $3.7 million from $27.5 million to $31.2 million due to increases of:

•	$1.7 million due to the acquisition of the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix in March 2001 and the subsequent repositioning of the Topaz Hotel and Hotel Rouge during the last three quarters of 2001 and the subsequent repositioning of the Hotel Madera and Hotel Helix during the second, third and fourth quarters of 2002;
•	$0.9 million due to the acquisition of the Holiday Inn on the Hill in June 2001; and
•	$1.1 million related to capital improvements placed into service during 2002.

Real estate taxes, personal property taxes, insurance and ground rent expenses remained the same at $12.1 million for the years ended December 31, 2002 and 2001. Changes in the components include:

•	a reduction of $0.2 million in ground rent expense at the Harborside Hyatt Conference Center & Hotel and San Diego Paradise Point Resort as a result of reduced revenues;
•	a $0.1 million refund of personal property taxes from the lessee of the Le Montrose Suite Hotel;
•	a reduction of $0.2 million in real estate taxes relating to the Radisson Hotel Tampa, which was sold on August 15, 2001;
•	a reduction of $0.2 million in real estate taxes for the hotels because of successful tax appeals at San Diego Paradise Point Resort, Le Montrose Suite Hotel and Le Meridien Dallas; which reductions were offset by:
•	$0.3 million increase in real estate taxes and insurance as a result of the acquisition of the Holiday Inn on the Hill in June 2001;
•	$0.2 million increase in real estate taxes and insurance as a result of the acquisition of the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix in March 2001 and the subsequent repositioning of the Topaz Hotel and Hotel Rouge during the last three quarters of 2001 and the subsequent repositioning of the Hotel Madera and Hotel Helix during the second, third and fourth quarters of 2002;
•	$0.1 million increase in insurance premiums overall for the hotels; and
•	$0.1 million in ground rent for Radisson Convention Hotel as a result of transferring the lease to LHL in January 2002.

General and administrative expense remained unchanged at approximately $6.4 million. Changes in the components include:

•	$0.4 million increase in executive compensation expense relating to the grants of restricted shares in April and November 2001; offset by:
•	$0.4 million in administrative cost savings initiatives.

Interest expense decreased $5.6 million from $17.1 million to $11.5 million due to:

•	a decrease in the Company’s weighted average interest rate from 6.3% to 5.7% for the year ended December 31, 2001 and 2002, respectively, which includes a decrease in the weighted average interest rate for the bonds outstanding from 3.1% to 1.5% for the year ended December 31, 2001 and 2002, respectively;
•	a decrease in the weighted average debt outstanding from $328.5 million to $268.5 million for the year ended December 31, 2001 and 2002, respectively, which includes (i) an $81.9 million net pay down in March 2002 on the Company’s senior unsecured credit facility with proceeds from the March 2002 preferred share offering, (ii) additional pay downs on the Company’s senior unsecured credit facility with operating cash flows, offset by: (iii) additional borrowings for renovations of the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix during 2002, and (iv) additional borrowings under the Company’s senior unsecured credit facility to finance other capital improvements during 2002; and
•	an increase in capitalized interest from $0.8 million in 2001 to $1.0 million in 2002. Capitalized interest recorded in 2002 related to the renovations of the Hotel Madera and the Hotel Helix.

Writedown of property held for sale decreased from $1.9 million to zero. Writedown of property held for sale of $1.9 million for the year ended December 31, 2001 represents the writedown of the Radisson Hotel Tampa. The asset was written down in the second quarter of 2001 and sold on August 15, 2001. Currently, similar expenses, if incurred, are reported in discontinued operations; however, there were no similar writedowns of assets during the year ended December 31, 2002.

Lease termination, advisory transaction, subsidiary purchase and contingent lease termination expense increased $0.6 million from $1.9 million for the year ended December 31, 2001, which included $0.5 million of LHL acquisition costs, $0.6 million of one-time expenses associated with becoming a self-managed REIT, and a $0.8 million cost of terminating the Hotel Viking lease, to $2.5 million for the year ended December 31, 2002, which consists of contingent expenses relating to terminating the Le Meridien New Orleans and Dallas leases.

Writedown of notes receivable of $0.2 million in 2002 represents the adjustment to net realizable value of the furniture, fixtures and equipment notes receivable from Le Meridien Dallas based on the Company’s valuation estimate of furniture, fixtures and equipment that secure the loan. Writedown of notes receivable of $1.2 million in 2001 represents the adjustment to net realizable value of the furniture, fixtures and equipment notes receivable from the Radisson Convention Hotel and Le Meridien Dallas based on the Company’s valuation estimate of furniture, fixtures and equipment that secure the loans.

Income tax benefit increased by approximately $1.4 million from $1.5 million to $2.9 million due to:

•	a $3.9 million increase in LHL’s net loss before income tax benefit from $3.6 million to $7.5 million for year ended December 31, 2001 and 2002, respectively.

Net income from discontinued operations is a result of the New Orleans property being held-for-sale, resulting in an increase of approximately $1.2 million from $0.8 million to $2.0 million due to:

•	a $1.3 million increase in net lease income from the New Orleans property from $0.8 million to $2.1 million for the year ended December 31, 2001 and 2002, respectively; and
•	a $0.1 million increase in income tax benefit related to discontinued operations; which increases were offset by:
•	a $0.2 million decrease in net operating income from the New Orleans Grande Hotel from zero to $0.2 million net operating loss for the years ended December 31, 2001 and 2002, respectively. Until December 20, 2002, when the New Orleans Grande Hotel entered into a lease with LHL, net operating income was not consolidated on the Company’s financial statements.

Net extraordinary loss decreased from $0.9 million to zero. The net extraordinary loss of $0.9 million for the year ended December 31, 2001 represents the costs related to the March 1, 2001 redemption of the Massachusetts Port Authority special project revenue bonds relating to the Harborside Hyatt Conference Center & Hotel. There were no similar costs incurred during the year ended December 31, 2002.

Distributions to preferred shareholders increased $8.4 million from zero. Preferred shares were issued in March 2002, therefore there were no distributions to preferred shareholders prior to the payment of the first preferred share dividend in April 2002.

As a result of the foregoing items, net income applicable to common shareholders decreased by approximately $7.7 million from a $3.8 million net income to a $3.9 million net loss for the years ended December 31, 2001 and 2002, respectively.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

For the year ended December 31, 2001, total revenues increased by approximately $81.7 million from $73.6 million to $155.3 million. Approximately $87.4 million of this increase is due to the impact of consolidating LHL’s operations as a result of becoming a wholly owned subsidiary of the Company on January 1, 2001. Participating lease revenue from unaffiliated lessees decreased by approximately $6.2 million from $41.3 million to $35.1 million. This decrease was due to:

•	reduced occupancy at Radisson Convention Hotel and Le Meridien Dallas as a result of softened demand in the Bloomington, Minnesota and Dallas, Texas markets and the closing of the Dallas Convention Center for renovation;
•	reduced occupancy at Holiday Inn Beachside Resort in Key West as a result of softness in leisure demand;
•	the sales of Radisson Hotel Tampa, on August 15, 2001, and Holiday Inn Plaza Park, on August 16, 2000;

•	transition of the Hotel Viking operating lease to LHL; and
•	a $0.5 million increase in guaranteed rent for the Marriott Seaview Resort.

Partly offsetting this decrease were increased revenues at San Diego Paradise Point Resort, which continued to benefit from renovations that were completed in 2001, and strong transient leisure demand for resort hotels in the San Diego market.

Hotel operating expenses increased from zero for the year ended December 31, 2000 to approximately $83.4 million for the year ended December 31, 2001. This is due to the impact of consolidating LHL’s operations as a result of becoming a wholly owned subsidiary of the Company on January 1, 2001. LHL operations were not consolidated for 2000.

Depreciation and other amortization expense increased by approximately $2.3 million from $25.2 million to $27.5 million due to:

•	$0.7 million due to the acquisition of the D.C. Boutique Collection in Washington D.C. on March 8, 2001;
•	$1.0 million due to the acquisition of the Holiday Inn on the Hill on June 1, 2001; and
•	additional depreciation on capital improvements incurred and placed into service during 2001.

Partly offsetting the increase in depreciation is a reduction in depreciation expense for Radisson Hotel Tampa, sold on August 15, 2001, which was classified as held-for-sale on December 6, 2000 and accordingly was no longer depreciated in 2001.

Real estate taxes, personal property taxes, insurance and ground rent increased by approximately $1.9 million from $10.2 million to $12.1 million due to:

•	$0.7 million increase in each of insurance premiums and real estate taxes overall for the hotels;
•	$0.3 million increase in real estate taxes as a result of the acquisition of the D.C. Boutique Collection and Holiday Inn on the Hill during the first and second quarters of 2001, respectively; and
•	$0.2 million increase in ground rent for San Diego Paradise Point Resort as a result of increased revenues.

General and administrative expense increased by approximately $5.5 million from $0.9 million to $6.4 million due primarily to incurring corporate expenses as a self-managed REIT effective January 1, 2001. These expenses were not incurred in 2000, as the external advisor incurred general and administrative expenses in 2000. In addition, $0.4 million of executive compensation expense relating to the grant of restricted shares in 2001 was incurred.

Interest expense decreased approximately $2.3 million from $19.4 million to $17.1 million despite an increase in weighted average debt outstanding from $273.0 million for 2000 to $332.5 million for 2001. The increase in weighted average debt outstanding is a result of:

•	$85.4 million from the acquisition of the D.C. Boutique Collection and the Holiday Inn on the Hill in Washington, D.C., which were financed with borrowings under the senior unsecured credit facility; and
•	additional borrowings under the senior unsecured credit facility to finance capital improvements during the remainder of 2000 and through 2001.

Moderating interest expense was a decrease in the weighted average interest rate to 6.3% for 2001 from 7.9% for 2000. This included a decrease in weighted average interest rate for the bonds outstanding to 3.1% for 2001 from 6.9% for 2000. In addition, interest expense for 2001 was partly offset by $0.8 million of capitalized interest, as a result of renovations at the Topaz Hotel and the Hotel Rouge during the second, third and fourth quarters of 2001. For 2000, interest expense was partly offset by $0.7 million of capitalized interest, which was primarily a result of the renovation and expansion of the Hotel Viking and the continuing renovations at San Diego Paradise Point Resort during the first nine months of 2000.

There were no advisory fees for 2001 compared to $3.8 million for 2000. This was due to the Company becoming self-managed effective January 1, 2001 and terminating the advisory relationship with the external advisor.

Writedown of property held for sale decreased $10.4 million from $12.3 million to $1.9 million. Writedown of property held for sale of $1.9 million in 2001 represents the additional writedown to net book value of the Radisson Hotel Tampa in July 2001. The asset was sold on August 15, 2001. The writedown of property held for sale of $12.3 million for 2000 represents the writedowns of $1.3 million and $11.0 million for the Holiday Inn Plaza Park and Radisson Hotel Tampa, respectively. The Holiday Inn Plaza Park was sold on August 16, 2000 and the Radisson Hotel Tampa was classified as held-

for-sale on December 6, 2000.

Lease termination, advisory transaction, subsidiary purchase and contingent lease termination expense increased $1.9 million from zero. Lease termination, advisory transaction, subsidiary purchase and contingent lease termination expense of $1.9 million for 2001 includes $0.5 million of LHL acquisition costs, $0.6 million of one-time expenses associated with becoming a self-managed REIT, and $0.8 million cost of terminating the Hotel Viking lease. Similar costs were not incurred in 2000.

Writedown of notes receivable of $1.2 million in 2001 represents the adjustment to net realizable value of the furniture, fixtures and equipment notes receivable from the Radisson Convention Hotel and Le Meridien Dallas based on the Company’s valuation estimate of furniture, fixtures and equipment that secure the loans. Similar costs were not incurred in 2000.

Income tax benefit increased by approximately $1.5 million from zero due to:

•	LHL’s $3.6 million net loss before income tax benefit for the year ended December 31, 2001. Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL and LHL became a wholly owned subsidiary of the Company (as provided for under the taxable-REIT subsidiary provisions of the Code). At that time, the Company began consolidating LHL’s financials on the accompanying consolidated financial statements. Prior to January 1, 2001, the Company owned a non-controlling 9.0% interest in LHL and accounted for its investment in LHL using the equity method; therefore prior to 2001, no tax benefit relating to LHL was recorded on the Company’s accompanying consolidated financial statements.

Equity in earnings of unconsolidated entities decreased approximately $0.6 million from $1.2 million to $0.6 million due to:

•	a $0.1 million decrease in equity in earnings of LHL because effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL and LHL became a wholly owned subsidiary of the Company (as provided for under the taxable-REIT subsidiary provisions of the Code). At that time, the Company no longer used the equity method of accounting for its investment in LHL.
•	a $0.5 million decrease in equity in income of joint venture because of a decrease in net operating income of the Chicago Marriott Downtown. The Chicago Marriott Downtown experienced deteriorating business/economic conditions throughout 2001.

Net income from discontinued operations decreased by approximately $3.0 million from $3.8 million to $0.8 million due to:

•	a $2.2 million increase in interest expense relating to the mortgage loan secured by the New Orleans property. The mortgage loan was entered into on July 27, 2000; therefore no interest expense relating to the mortgage was incurred until then. Interest expense relating to the mortgage loan was incurred for the entire 2001 year;
•	a $1.1 million decrease in participating rent revenue from the New Orleans property due to reduced occupancy; offset by:
•	a $0.3 million decrease in minority interest expense because of decreased net income from discontinued operations.

Net extraordinary loss increased $0.9 million from zero. Net extraordinary loss of $0.9 million for 2001 represents the costs related to the redemption of the Massachusetts Port Authority special project revenue bonds on March 1, 2001.

As a result of the foregoing items, net income applicable to common shareholders decreased approximately $1.6 million from $5.4 million for 2000 to $3.8 million for 2001.

Comparable Funds From Operations and Comparable EBITDA

The Company considers comparable funds from operations, which the Company refers to as Comparable FFO, and comparable earnings before interest, taxes, depreciation and amortization, which the company refers to as Comparable EBITDA, to be key measures of the Company’s performance and should be considered along with, but not as an alternative to, net income and cash flow as a measure of the Company’s operating performance and liquidity.

The Company believes that Funds From Operations, or FFO, and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of an equity REIT to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring, sales of properties and items classified by generally accepted accounting principles as extraordinary, plus real estate-related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash generated from operating activities determined by generally accepted accounting principles and should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of the Company’s liquidity, nor are they indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

Comparable FFO is defined by the Company as FFO before one-time items including the transition expenses associated with becoming a self-managed REIT, the costs associated with terminating the Hotel Viking lease and the Holiday Inn Beachside Resort lease, one-time charges related to the purchase of LHL, the writedown of furniture, fixtures and equipment notes receivable, income associated with terminating the Holiday Inn Beachside Resort lease and contingent expenses related to the New Orleans and Dallas lease terminations. Comparable EBITDA is defined by the Company as earnings before interest, taxes, depreciation, amortized expenses, the writedown of properties held for sale, minority interest expense, distributions to preferred shareholders, transition expenses associated with becoming a self-managed REIT, the costs associated with terminating the Hotel Viking lease and the Holiday Inn Beachside Resort lease, one-time charges related to the purchase of LHL, the writedown of furniture, fixtures and equipment notes receivable, income associated with terminating the Holiday Inn Beachside Resort lease and contingent expenses related to the New Orleans and Dallas lease terminations.

The following is a reconciliation between net income applicable to common shareholders and Comparable FFO for the years ended December 31, 2002, 2001 and 2000 (in thousands, except share data).

	For the year ended December 31,
	2002	2001	2000
Comparable Funds From Operations (FFO):
Net income (loss) applicable to common shareholders	$(3,939)	$3,835	$5,351
Depreciation	33,425	31,354	29,064
Equity in depreciation of joint venture	974	938	785
Amortization of deferred lease costs	71	38	—
Writedown of properties held for sale	—	1,872	12,296
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	58	108	136
Minority interest in discontinued operations	46	20	352
Minority interest in extraordinary loss	—	(25)	—
Extraordinary loss	—	973	—
Equity in extraordinary loss of joint venture	150	—	—

FFO	30,785	39,113	47,984

Advisory transition expense	—	600	—
Lease termination and contingent lease termination expense	2,520	796	—
Subsidiary purchase cost	—	533	—
Writedown of notes receivable	158	1,172	—
Lease termination income	—	(621)	—

Comparable FFO	$33,463	$41,593	$47,984

Weighted average number of common shares and units outstanding:
Basic	19,125,374	18,877,666	18,488,475
Diluted	19,279,719	18,945,533	18,550,841

The following is a reconciliation between net income applicable to common shareholders and Comparable EBITDA for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	For the year ended December 31,
	2002	2001	2000
Comparable EBITDA:
Net income (loss) applicable to common shareholders	$(3,939)	$3,835	$5,351
Interest	15,333	21,005	21,052
Equity in interest expense of joint venture	579	825	1,038
Income tax benefit:
Income tax benefit	(2,943)	(1,507)	—
Income tax benefit from discontinued operations	(74)	—	—
Depreciation and other amortization	33,531	31,429	29,078
Equity in depreciation/amortization of joint venture	1,062	998	839
Amortization of deferred financing costs	2,398	1,992	1,139
Writedown of properties held for sale	—	1,872	12,296
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	58	108	136
Minority interest in discontinued operations	46	20	352
Minority interest in extraordinary loss	—	(25)	—
Distributions to preferred shareholders	8,410	—	—

EBITDA	54,461	60,552	71,281

Advisory transition expense	—	600	—
Lease termination and contingent lease termination expense	2,520	796	—
Subsidiary purchase cost	—	533	—
Writedown of notes receivable	158	1,172	—
Lease termination income	—	(621)	—

Comparable EBITDA	$57,139	$63,032	$71,281

The Hotels

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the years ended December 31, 2002 and 2001, respectively.

	Year Ended December 31,
	2002	2001	Variance
Total Portfolio

Occupancy	64.0%	65.0%	(1.4)%
ADR	$144.30	$149.40	(3.4)%
RevPAR	$92.42	$97.04	(4.8)%

Off-Balance Sheet Arrangements

        On January 25, 2000, the Company entered into a joint venture arrangement with The Carlyle Group, an institutional investor, to acquire the 1,192-room Chicago Marriott Downtown in Chicago, Illinois for a purchase price of $175.0 million. The Company owns a non-controlling 9.9% equity interest in the joint venture that owns the Chicago Marriott Downtown. The Company receives an annual preferred return in addition to its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. The Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc., in which the Company also owns a non-controlling 9.9% equity interest. The Carlyle Group owns a 90.1% controlling interest in both the joint venture that owns the Chicago Marriott Downtown and Chicago 540 Lessee, Inc. Marriott International, Inc. operates the Chicago Marriott Downtown pursuant to a long-term incentive-based operating agreement. The Company accounts for its non-controlling 9.9% equity interest in each of the joint venture that owns the Chicago Marriott Downtown and Chicago 540 Lessee, Inc. under the equity method of accounting.

The joint venture that owns the Chicago Marriott Downtown entered into a $120.0 million interest-only loan that was scheduled to mature on February 1, 2003. On June 17, 2002, the joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest, refinanced its existing $120.0 million mortgage loan with two new mortgage loans from a new lender. The new mortgage loans are for an aggregate amount of $120.0 million and have two-year terms. The mortgage loans can be extended at the option of the joint venture for three additional one-year terms. The mortgages bear interest at the greater of (i) the London InterBank Offered Rate plus 2.4% or (ii) 4.9%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 8.1%, effectively limiting the rate on the new mortgages to 10.5%. As of December 31, 2002, the interest rate was 4.9%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures these mortgages. The Company’s pro rata share of the loans in aggregate is approximately $11.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s debt covenants. No guarantee exists on behalf of the Company for the refinanced loan.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of hotel operating cash flow distributed by LHL and LaSalle Hotel Operating Partnership, L.P.’s cash flow from the participating leases. The Amended and Restated Agreement of Limited Partnership for LaSalle Hotel Operating Partnership, L.P. provides that distributions of available cash “shall be distributed” at least quarterly. Available cash is generally defined as net income plus any reduction in reserves and minus interest and principal payments on debt, capital expenditures, and additions to reserves and other adjustments. There are currently no contractual or other arrangements limiting payment of distributions by the LaSalle Hotel Operating Partnership, L.P. Similarly, LHL is a wholly owned subsidiary of LaSalle Hotel Operating Partnership, L.P. Payments to the LaSalle Hotel Operating Partnership, L.P. are required to be paid pursuant to the terms of the lease agreements between LHL and LaSalle Hotel Operating Partnership, L.P. relating to the properties owned by LaSalle Hotel Operating Partnership, L.P. and leased by LHL. Except for the security deposits required under the participating leases for the three hotels not leased by LHL, the lessees’ obligations under the participating leases are unsecured and the lessees’ abilities to make rent payments to LaSalle Hotel Operating Partnership, L.P., and the Company’s liquidity, including its ability to make distributions to shareholders, is dependent on the lessees’ abilities to generate sufficient cash flow from the operations of the hotels.

The terrorist attacks of September 11, 2001 dramatically curtailed both business and leisure travel and have exacerbated pressures on an already weakened economy. The Company’s operations have been adversely affected by the attacks and subsequent declines in travel. While there have been modest improvements in occupancy and average daily rates throughout the year, they remain below prior year levels. The Company is unable to determine whether this adverse impact is temporary or of a more lasting duration. Military actions against Iraq or other countries, terrorists, new terrorist attacks (actual or threatened), a war and other political events may cause a lengthy period of uncertainty that could increase customer reluctance to travel and therefore adversely affect cash flow.

In addition, cash flow from hotel operations is subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels, including as a result of new competition from internet wholesalers and distributors;
•	increases in operating costs including wages, benefits, insurance and energy due to inflation and other factors, which may not be offset in the future by increases in room rates;
•	dependence on demand from business and leisure travelers, including substantial weakness in business travel, which may fluctuate and be seasonal;
•	increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;
•	the potential of or actual war and its likely negative impact on travel and the economy; and
•	terrorism and actions taken against terrorists may cause additional decreases in business and leisure travel.

These factors could adversely affect the ability of the hotel operators to generate revenues and therefore adversely affect the lessees of the Company’s hotels and their ability to make rental payments to the Company pursuant to the participating leases and therefore impact the Company’s liquidity.

The following is a summary of the Company's obligations and commitments as of December 31, 2002 (in thousands):

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Contractual Obligations
Mortgage loans - GE Capital Corporation
Holiday Inn Beachside Resort	$11,473	$137	$479	$391	$10,466
Le Montrose Suite Hotel	14,402	171	602	491	13,138
New Orleans Grande Hotel	46,867	557	1,960	1,597	42,753
Radisson Convention Hotel and Le Meridian Dallas	44,300	784	2,771	2,257	38,488
Ground rent
Harborside Hyatt Conference Center & Hotel	11,638	514	1,541	1,027	8,556
New Orleans Grande Hotel	33,327	425	1,275	850	30,777
Radisson Convention Hotel	255	92	163	—	—
San Diego Paradise Point Resort	73,879	1,592	4,774	3,183	64,330
Bonds payable
Massport taxable bonds	5,400	—	5,400	—	—
Massport tax-exempt bonds	37,100	—	37,100	—	—

Total contractual obligations	$278,641	$4,272	$56,065	$9,796	$208,508

Commercial Commitments
Borrowings under credit facilities	99,390	99,390	—	—	—

Dividends on Preferred Shares
Dividends payable on preferred shares	45,321	10,229	30,688	4,404	—

Total contractual obligations, commercial commitments and dividends on preferred shares excluding off-balance sheet arrangements	$423,352	$113,891	$86,753	$14,200	$208,508

Off-Balance Sheet Obligation
Mortgage loans - CIGNA Chicago Hotel Venture	11,880	—	11,880	—	—

Total obligations and commitments	$435,232	$113,891	$98,633	$14,200	$208,508

The Company has obtained a senior unsecured credit facility from a syndicate of banks, which provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. Management intends to renew the senior unsecured credit facility; however, there can be no assurance that the Company will be able to renew the credit facility upon maturity, or that if renewed, the terms will not be less favorable. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) the lesser of (a) 90% of funds from operations from the four-quarter rolling period or (b) 100% of free cash flow during the four-quarter rolling period and (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. On February 11, 2002, the Company amended the senior unsecured credit facility amending certain debt covenant definitions. Effective October 3, 2002, the Company received a waiver on the additional restrictions that were put into place in February 2002 that limited the common shareholder and unitholder distributions. Borrowings under the senior unsecured credit facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the year ended December 31, 2002, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 4.3%. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2002. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of approximately $0.4 million and $0.1 million for the years ended December 31, 2002 and December 31, 2001, respectively. At December 31, 2002, the Company had outstanding borrowings against the senior unsecured credit facility of $94.7 million.

In conjunction with the June 1998 acquisition of the Harborside Hyatt Conference Center & Hotel, the Company assumed $40.0 million of Massachusetts Port Authority special project revenue bonds previously issued under a loan and trust agreement with Massachusetts Port Authority, as amended. On March 1, 2001, the Company redeemed the $40.0 million aggregate principal amount of tax-exempt Massachusetts Port Authority special project revenue bonds. Proceeds for the redemption were derived from $37.1 million of newly issued tax-exempt and $5.4 million of newly issued taxable bonds, each having a 17-year maturity. The new bonds were issued by Massachusetts Port Authority and bear interest based on a weekly floating rate, and have no principal payments until maturity. A call premium of $0.8 million and an interest expense of $0.4 million associated with the escrows, which was later offset by a $0.3 reimbursement of interest expense were incurred. Interest expense, net of the premium amortization, for the years ended December 31, 2002 and 2001 was $ 0.6 million and $1.3 million, respectively. Due to the nature of these bonds, they can be redeemed at any time without penalty. The new bonds are secured by letters of credit issued by GE Capital Corporation that expires on March 1, 2004. However, if GE Capital Corporation fails to renew its letters of credit and an acceptable replacement provider cannot be found, the Company may be required to pay-off the bonds. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel. At December 31, 2002, the Company had outstanding bonds payable of $42.5 million.

On July 27, 2000, the Company entered into three ten-year mortgage loans totaling $74.5 million that are collateralized by the Le Montrose Suite Hotel located in West Hollywood, California, the New Orleans Grande Hotel and the Holiday Inn Beachside Resort located in Key West, Florida. These loans bear interest at a fixed interest rate of 8.08%, mature on July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule. Interest expense for the years ended December 31, 2002 and 2001 was $6.0 and $6.1 million, respectively. These mortgage loans had an aggregate balance of of approximately $72.7 million at December 31, 2002.

Prior to January 1, 2001, LHL was owned as follows: 9.0% by the Company, 45.5% by Jones Lang LaSalle Incorporated and 45.5% by LPI Charities, a charitable organization organized under the laws of the state of Illinois. Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $0.5 million (which included payments to Jones Lang LaSalle Incorporated and LPI Charities for the shares then held by them) in accordance with a Stock Purchase Agreement dated July 28, 2000. Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code. The cost associated with the transaction was expensed during the first quarter of 2001 and was classified as an operating expense in the accompanying consolidated financial statements. LHL currently leases the following 13 hotels owned by the Company:

•	Marriott Seaview Resort
•	LaGuardia Airport Marriott
•	Omaha Marriott Hotel
•	Harborside Hyatt Conference Center & Hotel
•	Hotel Viking
•	Topaz Hotel
•	Hotel Rouge
•	Hotel Madera
•	Hotel Helix
•	Holiday Inn on the Hill
•	Holiday Inn Beachside Resort
•	Radisson Convention Hotel
•	New Orleans Grande Hotel

On January 3, 2001, LHL obtained a three-year commitment for a $5.0 million senior unsecured revolving credit facility to be used for working capital and general corporate purposes. On September 1, 2002, LHL amended its unsecured revolving credit facility agreement to allow for maximum borrowings of $7.5 million. Effective January 1, 2003, LHL again amended its unsecured revolving credit facility agreement to allow for maximum borrowings of $10.0 million. The LHL credit facility matures on December 31, 2003. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the facility for the year ended December 31, 2002 was 4.2%. LHL is required to pay an unused commitment fee which is variable, determined from a ratings -based pricing matrix, currently set at 0.375% of the unused portion of the LHL credit facility. LHL incurred an immaterial commitment fee for each of the years ended December 31, 2002 and December 31, 2001. At December 31, 2002, the Company had approximately $4.7 million of outstanding borrowings against the LHL credit facility.

In March 2002, the Company completed an underwritten public offering of 3,991,900 10¼% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (Liquidation Preference $25 per share) (the “2002 Equity Offering”). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $96.41 million. The net proceeds were used to repay then existing indebtedness under the Company’s senior unsecured credit facility and to fund the redevelopment of the D.C. Boutique Collection throughout the year.

At December 31, 2002, the Company had approximately $6.5 million of cash and cash equivalents and approximately $18.7 million of restricted cash reserves.

Net cash provided by operating activities was approximately $38.0 million for the year ended December 31, 2002 primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $41.5 million for the year ended December 31, 2002 primarily due to outflows for improvements and additions at the hotels, the funding of restricted cash reserves and the funding of notes receivable, offset by proceeds from restricted cash reserves and distributions from the joint venture.

Net cash provided by financing activities was approximately $7.4 million for the year ended December 31, 2002, comprised of borrowings under the senior unsecured credit facility and proceeds from the issuance of preferred shares, offset by repayments of borrowings under the senior unsecured credit facility, payment of the fourth quarter 2001 and first, second and third quarter 2002 distributions to the common shareholders and unitholders and payments of the first, second and third quarter distributions to preferred shareholders and mortgage loan repayments.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities and using availability under the senior unsecured credit facility. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility, the issuance of other indebtedness, or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility, estimated cash flows from operations, the issuance of long-term unsecured and secured indebtedness and the issuance of additional equity securities. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition/development criteria have been achieved.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the participating leases. The Company’s aggregate obligation under the reserve funds was approximately $19.6 million at December 31, 2002. The reserve requirements for four hotels, the hotels operated by Marriott International, Inc. and Hyatt Corporation, are contained in certain non-cancelable operating agreements, which require the reserves for the hotels operated by Marriott International, Inc. and Hyatt Corporation to be maintained through furniture, fixtures and equipment restricted cash escrows. These four participating leases require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of December 31, 2002, $6.2 million was available in restricted cash reserves for future capital expenditures. Twelve of the participating leases require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of December 31, 2002, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $13.4 million. Amounts will be capitalized as incurred. As of December 31, 2002, purchase orders and letters of commitment totaling approximately $14.1 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and, therefore, the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Subsequent Events

Effective January 1, 2003, LHL amended its unsecured revolving credit facility agreement to increase its maximum allowed borrowings from $7.5 million to $10.0 million.

Effective January 3, 2003, the Company entered into a purchase and sale agreement, which was amended on February 10, 2003, to sell the New Orleans property with expected net sales proceeds to the Company of $91.5 million. The asset was classified as held-for-sale effective August 1, 2002. The sale is expected to occur in April, 2003. There can be no assurance that the sale of the hotel will be consummated. Based on expected net sale proceeds, the Company expects to recognize a gain on the sale of the asset at the time of the sale; therefore no impairment of the asset has been recorded. The Company currently anticipates redeploying the net sale proceeds through an Internal Revenue Code Section 1031 like kind exchange; however, there can be no assurance that acquisition of a new property or properties will occur. If the Company fails to identify a like kind replacement property(ies) of comparable value within 45 days and/or fails to acquire such property(ies) within 180 days of the date of the sale of the New Orleans Grande Hotel, the Company will be required to pay out a capital gain distribution up to the amount of its net gain on the sale of the asset or pay a capital gains tax on such gain. The amount of the capital gain distribution will vary based on partial deployment, if any, of the net sale proceeds, taxable income and other distributions made by the Company throughout the year, and other business events which may or may not be under management’s control.

On January 15, 2003, the Company paid its fourth quarter 2002 distribution of $0.21 per common share of beneficial interest/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unitholders of record at the close of business on December 31, 2002. The distribution had been declared on December 13, 2002.

On January 15, 2003, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended December 31, 2002 to preferred shareholders of record at the close of business on January 1, 2003.

On January 15, 2003, the Company announced its monthly dividend of $0.07 per common share of beneficial interest/unit for each of the months of January, February and March 2003. The January dividend was paid on February 14, 2003 to common shareholders and unitholders of record at the close of business on January 31, 2003. The February dividend will be paid on March 14, 2003 to common shareholders and unitholders of record at the close of business on February 28, 2003. The March dividend will be paid on April 15, 2003 to common shareholders and unitholders of record at the close of business on March 31, 2003.

On January 27, 2003, the Company announced that Ms. Kelly L. Kuhn was elected to the Company’s board of trustees. Having joined the travel industry in 1989, Ms. Kuhn is recognized as an expert in the industry and currently serves as Regional President for the North Central region of Navigant International. In addition, she serves on Navigant International’s Executive Committee and the Strategic Planning Team. She is also involved in the marketing, operations and development of Navigantvacations.com, and serves on the Advisory Board for Navigant Performance Group, a subsidiary involved in meetings, incentive and special event travel. Ms. Kuhn was on the distinguished 2000, 2001 and 2002 list of “Who’s Who in Chicago Business,” published in Crain’s Chicago Business. To date, Ms. Kuhn has been involved in not-for-profit Boards, including the Better Business Bureau of Chicago, of which she is Vice-Chair. She is also a member of The Economic Club of Chicago, The Executives’ Club of Chicago, and The Marine Corp Scholarship Foundation Scarlet and Gold Advisory Board. Ms. Kuhn is a graduate of Northwestern University. Ms. Kuhn will also serve on the Company’s Compensation Committee and Nominating Committee as an independent trustee.

On January 27 and 28, 2003, the Company issued an aggregate of 9,792 common shares, including 7,540 deferred shares, to the independent members of its board of trustees for their 2002 compensation. The common shares of beneficial interest were issued in lieu of cash at the trustees’ election. These common shares of beneficial interest were issued under the 1998 share option and incentive plan.

On January 29, 2003, the Company issued 500 shares to newly elected board of trustee member Kelly L. Kuhn. These common shares of beneficial interest were issued under the 1998 share option and incentive plan.

Inflation

The Company’s revenues come primarily from its pro rata share of LaSalle Hotel Operating Partnership, L.P.’s cash flow from the participating leases and the LHL hotel operating revenues, thus the Company’s revenues will vary based on changes in the underlying hotels’ revenues. Therefore, the Company relies entirely on the performance of the hotels and the lessees’ abilities to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the lessees’ and hotel operators’ abilities to raise rates faster than inflation or even at the same rate, as has been the case for the period from the second quarter of 2001 through 2002.

The Company’s expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and LHL hotel operating expenses) are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for property and casualty insurance, liability insurance, employee benefits, and some wages, which are expected to increase at rates higher than inflation, and except for instances in which the properties are subject to periodic real estate tax reassessments.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement No. 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will be amortized through January 1, 2002. The Company immediately adopted the provisions of Statement No. 141, and adopted Statement No. 142 effective January 1, 2002. The adoption had no material effect on the Company.

On October 10, 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 replaces and supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions” for the disposal of segments of a business. Statement No. 144 established accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported on continuing operations or in discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 144 on January 1, 2002. As a result, the Company has evaluated assets that meet the held-for-sale criteria under Statement No. 144 and has reclassified balances related to the operations for these assets as discontinued for all periods presented.

On April 30, 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which amended Statement No. 4, will affect income statement classification of gains and losses from extinguishment of debt. Statement No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under Statement No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the Financial Accounting Standards Board does not believe it should be considered extraordinary under the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in Accounting Principles Board Opinion No. 30. Statement No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption on January 1, 2003, extinguishments of debt shall be classified under the criteria in Accounting Principles Board Opinion No. 30. Adoption is not expected to have a material effect on the Company.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of Statements No. 5, 57 and 107 and a rescission of Interpretation No. 34. Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of Interpretation No. 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date the Company has not entered into guarantees.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123.” Statement No. 148 amends Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, Statement No. 148 does not permit the use of the original Statement No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. Adoption is not expected to have a material effect on the Company.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. Interpretation No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in Interpretation No. 46. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Adoption is not expected to have a material effect on the Company.

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2002, approximately 46% (including the Company’s $11.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel) of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company utilizes derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.

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

At December 31, 2002, the Company’s outstanding borrowings under the senior unsecured credit facility were $94.7 million. Borrowings under the senior unsecured credit facility bear interest at variable market rates. The weighted average interest rate under the facility for the years ended December 31, 2002 and 2001 was 4.3% and 6.1% respectively. A 0.25% annualized change in interest rates would have changed interest expense by approximately $0.2 million for the year ended December 31, 2002. This change is based on the weighted average borrowings subject to variable rates under the senior unsecured credit facility for the year ended December 31, 2002 of $73.9 million.

At December 31, 2002, the Company’s outstanding borrowings under the LHL credit facility were approximately $4.7 million. Borrowings under the LHL credit facility bear interest at variable market rates. The weighted average interest rate under the facility for the years ended December 31, 2002 and 2001 was approximately 4.2% and 5.7%, respectively. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the year ended December 31, 2002. This change is based on the weighted average borrowings under the LHL credit facility for the year ended December 31, 2002 of $4.4 million.

At December 31, 2002, the Company had outstanding bonds payable of $42.5 million. The bonds bear interest based on weekly floating rates and have no principal reductions for the life of the bonds. The weighted average interest rate for the years ended December 31, 2002 and 2001 was 1.5% and 3.1%, respectively. The 2001 weighted average rate includes interest amounts from before the bonds were re-financed. A 0.25% annualized change in interest rates would have changed interest expense by approximately $0.1 million for the year ended December 31, 2002. This change is based on the weighted average borrowings under the bonds for the year ended December 31, 2002 of $42.5 million.

At December 31, 2002, the mortgage loan that is collateralized by the Radisson Convention Hotel and the Le Meridien Dallas had a balance of $44.3 million. At December 31, 2002, the carrying value of this mortgage loan approximated its fair value as the interest rate associated with the borrowing approximated current market rates available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule.

At December 31, 2002, the mortgage loans that are collateralized by the Le Montrose Suite hotel located in West Hollywood, California, the New Orleans Grande Hotel and the Holiday Inn Beachside Resort located in Key West, Florida had an aggregate balance of $72.7 million. At December 31, 2002, the carrying value of these approximated their fair values as the interest rates associated with the borrowings approximated current market rates available for similar types of borrowing arrangements. These loans are subject to a fixed interest rate of 8.08%, mature on July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule.

On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30.0 million of the outstanding balance on its senior unsecured credit facility, which currently fixes the interest rate at 7.12% including the Company’s current spread, which varies with its leverage ratio, until December 2003.

Item 8. Consolidated Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Trustees and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Election of Trustees.”

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the material in the Proxy Statement under the captions Equity Compensation Plans,” “Election of Trustees” and “Principal and Management Shareholders.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14. Controls and Procedures

Based on the most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements

		Included herein at pages F-1 through F-47

	2.	Financial Statement Schedules

		The following financial statement schedule is included herein at pages F-35 and F-36.

		Schedule III - Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

2.1	Purchase and Sale Agreement, dated as of June 16, 1998, by and between Bird Island Limited Partnership and LaSalle Hotel Operating Partnership, L.P. (3)

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (4)

3.2	Bylaws of the Registrant (4)

3.3	Articles Supplementary relating to the 10 1/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (15)

4.1	Form of Common Share of Beneficial Interest (1)

4.2	Form of Common Share Purchase Right (LaSalle) (1)

4.3	Form of Common Share Purchase Right (Steinhardt/Cargill) (1)

4.4	Common Share Purchase Right dated April 29, 1998 (LaSalle Partners) (4)

4.5	Common Share Purchase Right dated April 29, 1998 (Steinhardt) (4)

4.6	Common Share Purchase Right dated April 29, 1998 (Cargill) (4)

4.7	Form of certificate evidencing 10 1/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (15)

10.1	Form of Agreement of Limited Partnership of the Operating Partnership (1)

10.2	Form of Articles of Incorporation and Bylaws of the Advisor (1)

10.3	Form of Registration Rights Agreement relating to Rights to Purchase Common Shares (1)

10.4	Form of Registration Rights Agreement relating to Units, exchangeable for Common Shares (1)

10.5	Share Option Plan (1)*

10.6	Omnibus Contribution Agreement By and Among LaSalle Hotel Operating Partnership, L.P. and the Contributors named herein (1)

10.7	Contribution Agreement (Steinhardt) (1)

10.8	Contribution Agreement (Cargill) (1)

10.9	Contribution Agreement (OLS Visalia) (1)

10.10	Contribution Agreement (OLS Le Montrose) (1)

10.11	Contribution Agreement (Durbin) (1)

10.12	Contribution Agreement (Radisson) (1)

10.13	Form of Advisory Agreement (1)

10.14	Form of Management Agreement (1)

10.15	Form of Lease (1)

10.16	Form of Lease with Affiliated Lessees (1)

10.17	Form of Supplemental Representations, Warranties and Indemnity Agreement (1)

10.18	Form of Pledge and Security Agreement (1)

10.19	Purchase and Sale Agreement with Joint Escrow Instructions, dated as of June 1, 1998, by and between VVH Resorts, Ltd. and LHO Mission Bay Hotel, L.P. (2)

10.20	Subscription Agreement (with registration rights), dated as of May 28, 1998, by WestGroup San Diego Associates, Ltd. (2)

10.21	Agreement of Limited Partnership, dated as of June 1,1998, of LHO Mission Bay Hotel, L.P. (2)

10.22	Lease Agreement, dated as of June 1, 1998, by and between LHO Mission Bay Hotel, L.P. and WestGroup San Diego Associates, Ltd. (2)

10.23	Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of April 29, 1998 (4)

10.24	Advisory Agreement, dated as of April 23, 1998, by and between the Registrant and LaSalle Hotel Advisors, Inc. (4)

10.25	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (LaSalle Partners) (4)

10.26	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Steinhardt) (4)

10.27	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Cargill) (4)
10.28	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (LaSalle Partners) (4)
10.29	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Steinhardt) (4)
10.30	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Cargill) (4)
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

10.34	Credit Enhancement Agreement, dated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A.(4)
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

10.37	1998 Share Option and Incentive Plan (5)
10.38	Amended and Restated Senior Unsecured Credit Agreement (5)
10.39	First Amendment to the Amended and Restated Unsecured Credit Agreement (5)
10.40	Form of First Amendment to Lease with Affiliated Lessee (7)
10.41	Form of Second Amendment to Lease with Affiliate Lessee (7)
10.42	First Amendment to the 1998 Share Option and Incentive Plan (8)*
10.43	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through September 9, 1999 (9)*
10.44	Loan Agreement dated July 29, 1999 between LHO Financing Partnership I, L.P. and General Electric Capital Corporation (Radisson Convention Hotel) (10)
10.45	Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999 (Radisson Convention Hotel) (10)
10.46	Second Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999 (Radisson Convention Hotel) (10)
10.47	Loan Agreement dated July 29, 1999 between LHO Financing Partnership I, L.P. and General Electric Capital Corporation (Le Meridien Dallas) (10)
10.48	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999 (Le Meridien Dallas) (10)
10.49	Amended and Restated Advisory Agreement and Employee Lease Agreement dated January 1, 2000 between LaSalle Hotel Properties and LaSalle Hotel Advisors, Inc. (11)
10.50	Stock Purchase Agreement dated July 28, 2000 by and among LaSalle Hotel Operating Partnership, L.P. and LaSalle Hotel Co-Investment, Inc., LPI Charities and LaSalle Hotel Properties (12)
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

Properties, and LaSalle Hotel Advisors, Inc. and LaSalle Investment Management, Inc.(12)
10.55	Revolving Credit Note dated January 3, 2001 between LaSalle Hotel Lessee, Inc. and Firstar Bank, National Association (12)
10.56	Guaranty dated January 3, 2001 between LaSalle Hotel Lessee, Inc. and Firstar Bank, National Association (12)
10.57

Third Amended and Restated Senior Unsecured Credit Agreement dated June 26, 2001 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (13)

10.58	Environmental Indemnification Agreement dated June 26, 2001 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (13)
10.59	Guaranty and Contribution Agreement dated June 26, 2001 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (13)
10.60

Second Amendment to Third Amended and Restated Senior Unsecured Credit Agreement entered into on February 11, 2002 by and among Societe Generale, Bank of Montreal, Bankers Trust Company, Credit Lyonnais, LaSalle Bank, N.A., Fleet National Bank, Firstar Bank, and LaSalle Hotel Operating Partnership, L.P. (14)

10.61	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002 (16)
10.62	Change in Control Severance Agreement between Jon E. Bortz and LaSalle Hotel Properties dated as of January 28, 2002*
10.63	Change in Control Severance Agreement between Hans S. Weger and LaSalle Hotel Properties dated as of January 28, 2002*
10.64	Change in Control Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties dated as of January 28, 2002*
12.1	Calculation of the Registrant’s Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (6)
21	List of subsidiaries
23	Consent of KPMG LLP
24.1	Power of Attorney (included in Part IV of this Annual Report on Form 10-K)
99.1	Jon E. Bortz Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
99.2	Hans S. Weger Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on June 15, 1998 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on July 9, 1998 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 14, 1998 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on November 16, 1998 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-77371) on April 29, 1999 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on May 12, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 11, 1999 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-86911) on September 10, 1999 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on November 12, 1999 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 2, 2000 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Registrant’s Form 10-K filed with the SEC on March 27, 2001 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on September 4, 2001 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on February 13, 2002 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 8-A (No. 001-14045) on March 5, 2002 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on March 12, 2002 and incorporated herein by reference.

(b)	Reports on Form 8-K

The Company filed three reports on Form 8-K during the quarter ended December 31, 2002. Information regarding items reported is as follows:

Date	Items Reported On
October 4, 2002	Item 7—Financial Statements and Exhibits
Item 9—Regulation FD Disclosure
The Company issued a press release dated October 3, 2002 announcing reinstatement of a normalized quarterly dividend for the quarter ended September 30, 2002

October 15, 2002	Item 9—Regulation FD Disclosure
The Company announced a conference call to be held on October 22, 2002 to discuss the Company’s results for the quarter ended September 30, 2002 and its outlook for the fourth quarter of 2002.

October 22, 2002	Item 7—Financial Statements and Exhibits

Item 9—Regulation FD Disclosure

The Company issued a press release dated October 21, 2002 announcing its results for the quarter ended September 30, 2002 and its outlook for the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: February 19, 2003	BY:	/S/ HANS S. WEGER
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

Date	Signature

February 19, 2003	/s/ Jon E. Bortz Jon E. Bortz	Chairman, President and Chief Executive Officer

February 19, 2003	/s/ Darryl Hartley-Leonard Darryl Hartley-Leonard	Trustee

February 19, 2003	/s/ Kelly L. Kuhn Kelly L. Kuhn	Trustee

February 19, 2003	/s/ William S. McCalmont William S. McCalmont	Trustee

February 19, 2003	/s/ Donald S. Perkins Donald S. Perkins	Trustee

February 19, 2003	/s/ Stuart L. Scott Stuart L. Scott	Trustee

February 19, 2003	/s/ Donald A. Washburn Donald A. Washburn	Trustee

February 19, 2003	/s/ Michael D. Barnello Michael D. Barnello	Chief Operating Officer and Executive Vice President of Acquisitions

CERTIFICATIONS

I, Jon E. Bortz, certify that:

1.	I have reviewed this annual report on Form 10-K of LaSalle Hotel Properties;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003

/s/ JON E. BORTZ
Jon E. Bortz Chairman, President and Chief Executive Officer

I, Hans S. Weger, certify that:

1.	I have reviewed this annual report on Form 10-K of LaSalle Hotel Properties;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003

/s/ HANS S. WEGER
Hans S. Weger Executive Vice President, Treasurer and Chief Financial Officer

LASALLE HOTEL PROPERTIES

Index to Financial Statements

LASALLE HOTEL PROPERTIES

Independent Auditor’s Report	F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-7

Notes to Consolidated Financial Statements	F-9

Schedule III—Real Estate and Accumulated Depreciation	F-35

LASALLE HOTEL LESSEE, INC.

Independent Auditor’s Report	F-38

Balance Sheets as of December 31, 2000 and 1999	F-39

Statements of Operations for the years ended December 31, 2000, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998	F-40

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2000, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998	F-41

Statements of Cash Flows for the years ended December 31, 2000, 1999 and for the period from April 29, 1998 (inception) through December 31, 1998	F-42

Notes to Financial Statements	F-43

Independent Auditors’ Report

To the Shareholders and Board of Trustees

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Chicago, Illinois

February 6, 2003

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31, 2002	December 31, 2001
Assets:
Investment in hotel properties, net (Note 4)	$495,488	$550,015
Investment in joint venture (Note 2)	4,580	5,320
Cash and cash equivalents	6,521	2,718
Restricted cash reserves (Note 9)	18,737	6,469
Rent receivable	2,251	3,640
Notes receivable	1,802	2,616
Hotel receivables (net of allowance for doubtful accounts of $197 and $125, respectively)	5,886	5,155
Deferred financing costs, net	2,721	4,445
Prepaid expenses and other assets	11,438	7,878
Assets held for sale, net (Note 6)	56,311	—

Total assets	$605,735	$588,256

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 8)	$99,390	$175,400
Bonds payable (Note 8)	42,500	42,500
Mortgage loans (Note 8)	70,175	118,562
Accounts payable and accrued expenses (Note 9)	16,312	13,072
Advance deposits	1,555	1,501
Accrued interest	650	1,038
Distributions payable	6,575	191
Liabilities of assets held for sale (Note 6)	48,199	—

Total liabilities	285,356	352,264
Minority interest in LaSalle Hotel Operating Partnership, L.P.	5,262	5,589
Minority interest in other partnerships	10	10
Commitments and contingencies (Note 9)	—	—

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, 3,991,900 shares and no shares issued and outstanding at December 31, 2002 and 2001, respectively (Note 10)	40	—
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 18,708,829 and 18,673,706 shares issued and outstanding at December 31, 2002 and 2001, respectively (Note 10)	187	187
Additional paid-in capital, including $25,329 and $21,461 of offering costs at December 31, 2002 and 2001, respectively	374,383	278,060
Deferred compensation	(1,914)	(2,601)
Accumulated other comprehensive loss (Note 12)	(1,050)	(883)
Distributions in excess of retained earnings	(56,539)	(44,370)

Total shareholders’ equity	315,107	230,393

Total liabilities and shareholders’ equity	$605,735	$588,256

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2002	2001	2000
Revenues:
Hotel operating revenues:
Room revenue	$92,461	$70,875	$—
Food and beverage revenue	49,508	34,845	—
Other operating department revenue	14,006	12,876	—
Participating lease revenue (Note 13):
LHL	—	—	30,963
Other	21,909	35,123	41,336
Interest income:
LHL	—	—	228
Other	340	704	1,001
Other income	19	885	56

Total revenues	178,243	155,308	73,584

Expenses:
Hotel operating expenses:
Room	23,700	17,058	—
Food and beverage	36,184	25,681	—
Other direct	7,249	6,805	—
Other indirect (Note 16)	45,766	33,846	—
Depreciation and other amortization	31,230	27,514	25,246
Real estate taxes, personal property taxes and insurance	8,842	8,775	7,080
Ground rent (Note 9)	3,209	3,279	3,157
General and administrative	6,444	6,376	942
Interest	11,474	17,106	19,370
Amortization of deferred financing costs	2,288	1,879	1,095
Advisory fee (Note 14)	—	—	3,840
Writedown of properties held for sale (Note 7)	—	1,872	12,296
Lease termination, advisory transition, subsidiary purchase and contingent lease termination expense (Note 9)	2,520	1,929	—
Writedown of notes receivable	158	1,172	—
Other expenses	7	4	19

Total expenses	179,071	153,296	73,045

Income (loss) before income tax benefit, minority interest, equity in earnings of unconsolidated entities, discontinued operations and extraordinary loss	(828)	2,012	539
Income tax benefit (Note 17)	2,943	1,507	—

Income before minority interest, equity in earnings of unconsolidated entities, discontinued operations and extraordinary loss	2,115	3,519	539
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(58)	(108)	(136)

Income before equity in earnings of unconsolidated entities, discontinued operations and extraordinary loss	2,057	3,411	403
Equity in earnings of unconsolidated entities:
Equity in income of LHL	—	—	85
Equity in income of joint venture (Note 2)	458	616	1,067

Total equity in earnings of unconsolidated entities	458	616	1,152

Income before discontinued operations and extraordinary loss	2,515	4,027	1,555
Discontinued operations (Note 6):
Income from operations of property held for sale	1,928	776	4,148
Minority interest	(46)	(20)	(352)
Income tax benefit (Note 17)	74	—	—

Net income from discontinued operations	1,956	756	3,796

Income before extraordinary loss	4,471	4,783	5,351
Extraordinary loss:
Extraordinary loss	—	(973)	—
Minority interest	—	25	—

Net extraordinary loss	—	(948)	—

Net income	4,471	3,835	5,351
Distributions to preferred shareholders	(8,410)	—	—

Net income (loss) applicable to common shareholders	$(3,939)	$3,835	$5,351

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2002	2001	2000
Earnings per Common Share—Basic:
Income (loss) applicable to common shareholders
before discontinued operations and extraordinary loss	$(0.31)	$0.22	$0.09
Discontinued operations	0.10	0.04	0.23
Extraordinary loss	—	(0.05)	—

Net income (loss) applicable to common shareholders	$(0.21)	$0.21	$0.32

Earnings per Common Share—Diluted:
Income (loss) applicable to common shareholders
before discontinued operations and extraordinary loss	$(0.31)	$0.22	$0.09
Discontinued operations	0.10	0.04	0.23
Extraordinary loss	—	(0.05)	—

Net income (loss) applicable to common shareholders	$(0.21)	$0.21	$0.32

Weighted average number common shares outstanding:
Basic	18,689,184	18,385,015	16,920,596
Diluted	18,843,530	18,452,882	16,982,962

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Shareholders' Equity

(Dollars in thousands, except per share data)

	Preferred Shares	Common Shares of Beneficial Interest	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Distributions in Excess of Retained Earnings	Total
Balance, December 31, 1999	$—	$169	$255,329	$—	$—	$—	$(12,930)	$242,568
Issuance of shares	—	—	482	—	—	—	—	482
Options granted to advisor	—	—	53	—	—	—	—	53
Options exercised	—	1	560	—	—	—	—	561
Unit conversions	—	—	526	—	—	—	—	526
Distributions declared ($1.535 per common share)	—	—	—	—	—	(5,351)	(20,662)	(26,013)
Net income	—	—	—	—	—	5,351	—	5,351

Balance, December 31, 2000	—	170	256,950	—	—	—	(33,592)	223,528
Issuance of shares	—	—	46	—	—	—	—	46
Options exercised	—	3	3,722	—	—	—	—	3,725
Unit conversions	—	11	14,388	—	—	—	—	14,399
Deferred compensation	—	3	2,954	(2,957)	—	—	—	—
Amortization of deferred compensation	—	—	—	356	—	—	—	356
Unrealized loss on interest rate derivatives	—	—	—	—	(883)	—	—	(883)
Distributions declared ($0.795 per common share)	—	—	—	—	—	(3,835)	(10,778)	(14,613)
Net income	—	—	—	—	—	3,835	—	3,835

Balance, December 31, 2001	—	187	278,060	(2,601)	(883)	—	(44,370)	230,393
Issuance of shares	40	—	95,965	—	—	—	—	96,005
Options exercised	—	—	31	—	—	—	—	31
Unit conversions	—	—	244	—	—	—	—	244
Deferred compensation	—	—	83	(83)				—
Amortization of deferred compensation	—	—	—	770	—	—	—	770
Unrealized loss on interest rate derivatives	—	—	—	—	(167)	—	—	(167)
Distributions declared ($0.44 per common share)	—	—	—	—	—	(4,471)	(3,759)	(8,230)
Distributions ($2.11 per preferred share)	—	—	—	—	—	—	(8,410)	(8,410)
Net income	—	—	—	—	—	4,471	—	4,471

Balance, December 31, 2002	$40	$187	$374,383	$(1,914)	$(1,050)	$—	$(56,539)	$315,107

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

	For the year endedDecember 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$4,471	$3,835	$5,351
Adjustments to reconcile net income to net cash flow
provided by operating activities:
Depreciation and other amortization	33,531	31,429	29,078
Amortization of deferred financing costs	2,398	1,992	1,139
Bond premium amortization	—	(314)	(1,257)
Minority interest in LaSalle Hotel Operating Partnership, L.P.	104	103	488
Options granted to advisor	—	—	53
Writedown of properties held for sale	—	1,872	12,296
Writedown of notes receivable	158	1,172	—
Loss on investment in LHL	—	8	—
Income tax benefit	(3,017)	(1,507)	—
Deferred compensation	770	356	—
Equity in income of LHL	—	—	(85)
Equity in income of joint venture	(458)	(616)	(1,067)
Cost of early extinguishment of debt	—	973	—
Changes in assets and liabilities:
Rent receivable from lessees	1,004	5,460	(3,823)
Hotel receivables	(1,079)	(780)	—
Prepaid expenses and other assets	(1,509)	3,035	(1,969)
Due to Jones Lang LaSalle Incorporated	—	(966)	255
Due to LHL	—	—	756
Accounts payable and accrued expenses	2,618	(4,414)	(1,032)
Advance deposits	63	(134)	—
Accrued interest	(1,093)	(1,488)	708

Net cash flow provided by operating activities	37,961	40,016	40,891

Cash flows from investing activities:
Improvements and additions to hotel properties	(31,685)	(22,725)	(30,965)
Acquisition of hotel properties	—	(86,534)	—
Acquisition of LHL	—	(53)	—
Investment in joint venture	—	—	(4,785)
Distributions from joint venture	1,198	943	1,129
Purchase of office furniture and equipment	(23)	(417)	—
Repayment of notes receivable	600	4,265	—
Funding of notes receivable	(198)	(130)	(56)
Distributions from LHL	—	5	108
Funding of restricted cash reserves	(15,164)	(5,479)	(15,901)
Proceeds from restricted cash reserves	2,896	13,966	14,144
Proceeds from sale of investment in hotel properties	828	14,928	4,473

Net cash flow used in investing activities	(41,548)	(81,231)	(31,853)

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows—Continued

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2002	2001	2000
Cash flows from financing activities:
Borrowings under credit facilities	64,676	159,886	50,300
Repayments under credit facilities	(140,686)	(97,986)	(101,700)
Proceeds from issuance of bonds	—	42,500	—
Repayments under bond issues	—	(40,000)	—
Proceeds from mortgage loans	—	—	74,500
Repayments of mortgage loans	(1,520)	(1,402)	(842)
Cost of early extinguishment of debt	—	(973)	—
Payment of deferred financing costs	(567)	(1,107)	(3,781)
Proceeds from issuance of preferred shares	99,798	—	—
Payment of preferred offering costs	(3,868)	(168)	561
Proceeds from exercise of stock options	—	3,725	—
Distributions-preferred shares	(5,853)	—	—
Distributions-common shares	(4,590)	(21,956)	(28,274)

Net cash flow provided by (used in) financing activities	7,390	42,519	(9,236)

Net change in cash and cash equivalents	3,803	1,304	(198)
Cash and cash equivalents, beginning of year	2,718	1,414	1,612

Cash and cash equivalents, end of year	$6,521	$2,718	$1,414

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

(Dollars in thousands, expect per share data)

1. Organization and Initial Public Offering

LaSalle Hotel Properties (the “Company”) was organized in the state of Maryland on January 15, 1998 as a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company was formed to own hotel properties. The Company had no operations prior to April 29, 1998, at which time the Company completed its initial public offering. Effective January 1, 2001, the Company became self-administered and self-managed (see Note 14). The Company buys, owns and leases upscale and luxury full-service hotels located in convention, resort and major urban business markets.

As of December 31, 2002, the Company owned interests in 17 hotels with approximately 5,800 suites/rooms located in eleven states and the District of Columbia. The Company owns 100% equity interests in 15 of the hotels, a controlling 95.1% interest in a partnership that owns one hotel and a non-controlling 9.9% equity interest in a joint venture that owns one hotel. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. Three of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 13 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 16). Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. As more fully described in Note 3, the hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a non-controlling 9.9% equity interest.

Substantially all of the Company's assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of LaSalle Hotel Operating Partnership, L.P. with an approximate 97.7% ownership at December 31, 2002. The remaining 2.3% is held by other investors in the form of 424,686 units of limited partnership. Partnership units are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company, LaSalle Hotel Operating Partnership, L.P., LHL and its subsidiaries and partnerships in which it has a controlling interest. All significant intercompany balances and transactions have been eliminated.

Reclassification

Certain 2001 and 2000 items have been reclassified to conform with 2002 presentations.

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

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings under the Company’s senior unsecured credit facility, borrowings under LHL’s credit facility, special project revenue bonds issued by the Massachusetts Port Authority and mortgage loans on five properties. Due to their short maturities, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts that reasonably approximate fair value. As borrowings under the senior unsecured credit facility, borrowings under LHL’s credit facility and the special project revenue bonds bear interest at variable market rates, carrying values approximate market value at December 31, 2002 and 2001. At December 31, 2002 and 2001, the carrying value of the mortgage approximated fair value, as the interest rates associated with the borrowings approximated current market rates available for similar types of borrowing arrangements.

Investment in Hotel Properties

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and three to five years for furniture, fixtures and equipment.

The Company periodically reviews the carrying value of each hotel to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel to reflect the hotel at fair value. In 2000, the Company recorded a writedown of $1,266 for the Holiday Inn Plaza Park and $11,030 for the Radisson Hotel Tampa. In 2001, the Company recorded an additional writedown of $1,872 for the Radisson Hotel Tampa. The hotels were subsequently sold (see Note 7). The Company does not believe that there are any factors or circumstances indicating impairment of any of its investments in its 17 hotels.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, a hotel is considered held-for-sale when a contract for sale is entered into or when management has committed to a plan to sell an asset, the asset is actively marketed and sale is expected to occur within one year.

Investment in Joint Venture

Investment in joint venture represents the Company's non-controlling 9.9% equity interest in each of (i) the joint venture that owns the Chicago Marriott Downtown and (ii) Chicago 540 Lessee, Inc., both of which are associated with the Chicago Marriott Downtown. The Company accounts for its investment in joint venture under the equity method of accounting. In addition, pursuant to the joint venture agreement, the Company earns a priority preferred return based on the net operating cash flow of the joint venture that owns the Chicago Marriott Downtown.

The joint venture that owns the Chicago Marriott Downtown entered into a $120.0 million interest-only loan that was scheduled to mature on February 1, 2003. On June 17, 2002, the joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest, refinanced its existing $120.0 million mortgage loan with two new mortgage loans from a new lender. The new mortgage loans are for an aggregate amount of $120.0 million and have two-year terms. The mortgage loans can be extended at the option of the joint venture for three additional one-year terms. The mortgages bear interest at the greater of (i) the London InterBank Offered Rate plus 2.4% or (ii) 4.9%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 8.1%, effectively limiting the rate on the new mortgages to 10.5%. As of December 31, 2002, the interest rate was 4.9%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures these mortgages. The Company’s pro rata share of the loans in aggregate is approximately $11.9 million and is included in calculating the debt coverage ratios under the Company’s debt covenants. The Company has not guaranteed payment of the refinanced loan.

Investment in LHL

Prior to January 1, 2001, the Company owned a non-controlling 9% interest in LHL (see Note 16) in which the Company together with Jones Lang LaSalle Incorporated and LPI Charities, a charitable corporation organized under the laws of the state of Illinois, made all material decisions concerning LHL’s business affairs and operations. Accordingly, the Company carried its investment in LHL at cost, plus its equity in net earnings, less distributions received since the date of inception.

Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $500 (which included an aggregate of $455 in payments to Jones Lang LaSalle Incorporated and LPI Charities for the shares then held by them) in accordance with a stock purchase agreement dated July 28, 2000. Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code (see Note 16).

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2002, approximately 45.7% (including the Company’s $11.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown) of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company utilizes derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.

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

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized over the three-year term of the senior unsecured credit facility, over the ten-year terms of the mortgage loan that is collateralized by the Radisson Convention Hotel and the Le Meridien Dallas and mortgage loans that are collateralized by the Le Montrose Suite hotel located in West Hollywood, California, the New Orleans Grande Hotel (formerly Le Meridien New Orleans) and the Holiday Inn Beachside Resort located in Key West, Florida and the over 17-year term of the special project revenue bonds issued by the Massachusetts Port Authority (see Note 8). Accumulated amortization at December 31, 2002 and , 2001 was $4,990 and $3,531, respectively.

Distributions

To date, the Company has paid quarterly distributions to its common shareholders of beneficial interest as directed by the board of trustees. On October 3, 2002, the Company announced that it plans to pay monthly distributions in lieu of quarterly distributions to its common shareholders and unitholders beginning in 2003. The first monthly distribution of $0.07 per common share of beneficial interest and limited partnership unit was paid on February 14, 2003, for the month of January 2003. The Company's ability to pay distributions is dependent on the receipt of distributions from LaSalle Hotel Operating Partnership, L.P.

To date, the company has paid quarterly distributions to its preferred shareholders pursuant to the preferred share prospectus supplement of February 28, 2002.

Revenue Recognition

For properties not leased by LHL, the Company recognizes lease revenue on an accrual basis pursuant to the terms of each participating lease. Base and participating rent are each recognized based on quarterly thresholds, pursuant to each participating lease (see Note 13). For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations.

Minority Interest

Minority interest in LaSalle Hotel Operating Partnership, L.P. represents the limited partners' proportionate share of the equity in LaSalle Hotel Operating Partnership, L.P. During 2002 and 2001, respectively, 18,497 and 1,095,964 units of limited partnership interest were redeemed by unitholders. At December 31, 2002, the aggregate partnership interest held by the limited partners in LaSalle Hotel Operating Partnership, L.P. was approximately 2.3%. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

Outstanding operating partnership units of limited partnership interest are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest of the Company.

Minority interest in the LHO Mission Bay Hotel, L. P. represents the limited partner's proportionate share of the equity in the LHO Mission Bay Hotel, L. P. All partnership income is allocated to the general partner until certain cumulative rates of return on the general partner’s initial contribution are met; thereafter partnership income is allocated to the general partner and limited partner in proportion to their respective partnership interests. Upon sale of the property owned by the partnership the limited partner would receive sales proceeds up to its initial capital contribution of $10, and after a preferred return to the general partner, would share in additional sales proceeds, if any.

Stock-Based Compensation

The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 stock incentive and option plan. Accordingly, no compensation costs have been recognized for stock options granted to the Company’s employees. Under Accounting Principles Board Opinion No. 25, no compensation expense is recognized upon the granting of stock options when the exercise price of such options equals the market price of the underlying stock on the date of grant. The Company recognizes compensation cost for restricted shares issued based upon the fair market value of the common stock at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 148 in the notes to its consolidated financial statements.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. Statement No. 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will be amortized through January 1, 2002. The Company immediately adopted the provisions of Statement No. 141, and adopted Statement No. 142 effective January 1, 2002. The adoption had no material effect on the Company.

On October 10, 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 replaces and supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions” for the disposal of segments of a business. Statement No. 144 established accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those long-lived assets be measured at the lower of carrying costs or fair value less selling costs, whether reported on continuing operations or in discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 144 on January 1, 2002. As a result, the Company has evaluated assets that meet the held-for-sale criteria under Statement No. 144 and has reclassified balances related to the operations for these assets as discontinued for all periods presented.

On April 30, 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. ” The rescission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which amended Statement No. 4, will affect income statement classification of gains and losses from extinguishment of debt. Statement No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under Statement No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the Financial Accounting Standards Board does not believe it should be considered extraordinary under the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in Accounting Principles Board Opinion No. 30. Statement No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption on January 1, 2003, extinguishments of debt shall be classified under the criteria in Accounting Principles Board Opinion No. 30. Adoption is not expected to have a material effect on the Company.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of Interpretation No. 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date the Company has not entered into guarantees.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123.” Statement No. 148 amends Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, Statement No. 148 does not permit the use of the Statement No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. Adoption is not expected to have a material effect on the Company.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of Interpretation No. 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Adoption is not expected to have a material effect on the Company.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) commencing with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. Effective January 1, 2001, LHL became a wholly owned taxable-REIT subsidiary of the Company and as such is required to pay income taxes at the applicable rates.

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares of beneficial interest outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares of beneficial interest outstanding plus the effect of in-the-money stock options.

3. Acquisition of Hotel Properties

The initial hotels were previously owned by various limited and general partnerships. In conjunction with the initial public offering and the related formation transactions, the initial hotels, except for Radisson Convention Hotel (previously owned by LRP Bloomington Limited Partnership), were purchased by the Company from their then various limited and general partnership owners and were accounted for as purchase transactions. LRP Bloomington Limited Partnership, then existing partnership that retained the largest number and percentage of voting rights of the Company after the formation transactions, was designated as the predecessor of the Company for accounting purposes. Therefore, the Company recorded a purchase accounting adjustment in order to account for the Radisson Convention Hotel using the historical basis of accounting.

On January 25, 2000, the Company entered into a joint venture arrangement with The Carlyle Group, an institutional investor, to acquire the 1,192-room Chicago Marriott Downtown in Chicago, Illinois for a purchase price of $175.0 million. The Company, through LaSalle Hotel Operating Partnership, L.P., owns a non-controlling 9.9% equity interest in the joint venture that owns the Chicago Marriott Downtown. The Company receives an annual preferred return in addition to its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. The Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc., in which the Company also owns a non-controlling 9.9% equity interest. The Carlyle Group owns a 90.1% controlling interest in both the Chicago 540 Hotel Venture and Chicago 540 Lessee, Inc. The Company accounts for its interest in each the joint venture that owns the Chicago Marriott Downtown and Chicago 540 Lessee, Inc. under the equity method of accounting. Marriott International, Inc. operates the Chicago Marriott Downtown pursuant to a long-term incentive-based operating agreement.

Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL in accordance with a Stock Purchase Agreement dated July 28, 2000 (see Note 16). Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code. As of December 31, 2002, LHL leases 13 hotels.

On March 8, 2001, the Company acquired a 100% interest in four full-service hotels, which the Company refers to as the D.C. Boutique Collection, in Washington, D.C. with a total of 496 guestrooms for a net purchase price of approximately $42.5 million. Each of the four hotels in the D.C. Boutique Collection was originally constructed as an apartment building and as a result, features large guestrooms or suites. The Company leases each of the hotels to wholly owned subsidiaries of LHL. As of December 31, 2002, all four hotels have been fully renovated, improved and repositioned as unique high-end, independent boutique hotels. On October 10, 2001, the Topaz Hotel opened. On December 14, 2001, the Hotel Rouge opened. On September 23, 2002, the Madera opened. On November 6, 2002 the Helix opened. The Kimpton Hotel & Restaurant Group,

L.L.C. has been retained to manage and operate each of the hotels in the D.C. Boutique Collection as independent, non-branded, boutique hotels.

On June 1, 2001, the Company purchased all of the issued and outstanding stock of I&G Capitol, Inc., which owns the Holiday Inn on the Hill. The 343-guestroom upscale full-service hotel, located on Capitol Hill in Washington, D.C., was acquired for a net purchase price of approximately $44.0 million. A wholly owned subsidiary of LHL leases the property and has retained Crestline Hotels & Resorts, Inc. to manage the hotel. Crestline Hotels & Resorts, Inc. has been the manager of the property since 1997.

4. Investment in Hotel Properties

Investment in hotel properties, including properties held-for-sale, as of December 31, 2002 and 2001 consists of the following:

	December 31, 2002	December 31, 2001
Land	$60,645	$60,710
Buildings and improvements	511,228	493,937
Furniture, fixtures and equipment	113,407	97,571

	685,280	652,218
Accumulated depreciation	(135,466)	(102,203)

	$549,814	$550,015

The hotels are located in California (two), the District of Columbia (five), Florida, Louisiana, Massachusetts, Minnesota, Nebraska, New Jersey, New York, Rhode Island and Texas.

5. Notes Receivable

Prior to December 31, 2001, the Company provided working capital to LHL and the other lessees in the aggregate amount of $1,634 in exchange for working capital notes receivable. During 2002, $600, of the working capital notes receivable were paid down and an additional $198 was provided to lessees, resulting in a working capital notes receivable balance of $1,232, including $450 due from Le Meridien New Orleans (see Note 9). Additionally, the Company has a $571 note receivable with an affiliate of the operator of the Le Montrose Suite Hotel. The working capital notes receivable bear interest at either 5.6% or 9.0% per annum and have terms identical to the terms of the related participating lease. The working capital notes receivable are payable in monthly installments of interest only.

In addition, the Company sold certain furniture, fixtures and equipment to two of its unaffiliated lessees in exchange for furniture, fixtures and equipment notes receivable, with a net realizable value of $411 as of December 31, 2001. During 2002, the amounts due on certain furniture, fixtures and equipment notes receivable were satisfied by the lessee returning the furniture, fixtures and equipment. Additionally in 2002, the furniture, fixtures and equipment notes were adjusted based on the Company’s valuation estimate of furniture, fixtures and equipment that secure the loans, resulting in a writedown of $158. As of December 31, 2002, the outstanding balances on the furniture, fixtures and equipment notes receivable were zero.

6. Discontinued Operations

On April 29, 2002, the Company entered into an unsolicited purchase and sale agreement to sell the Holiday Inn Beachside Resort located in Key West, Florida, for expected net sale proceeds of $21,170. The asset was classified as held-for-sale effective April 29, 2002 and accordingly depreciation was suspended. The Company expected to recognize a gain on the sale of the asset at the time of the sale, and, as such, no impairment of the asset was recorded. In December 2002, the purchase and sale agreement expired and the asset was reclassified as an investment property. As of December 31, 2002, the asset is recorded at its carrying amount adjusted for depreciation that would have been recognized had the asset been continuously held for investment purposes, because the adjusted carrying value is less than the fair value of the asset at the date the purchase and sale agreement expired. The adjusted depreciation was expensed in the fourth quarter of 2002 and is reflected in the accompanying consolidated financial statements. Management believes the asset will be held for investment purposes.

Effective August 1, 2002, the Company entered into an exclusive listing agreement for the sale of the New Orleans property. The asset was classified as held-for-sale at that time because sale is expected to occur within one year, and accordingly depreciation was suspended. Effective January 3, 2002, the Company entered into a purchase and sale agreement, which was amended February 10, 2003, to sell the New Orleans property with expected net sales proceeds of $91,500. The sale is expected to occur in April, 2003; however there can be no assurance that the sale of the hotel will be consummated. Total revenues related to the asset of $9,953, comprised of primarily participating rent and hotel operating revenues, and income before income tax benefit related to the asset of $1,882 for the year ended December 31, 2002, are included in discontinued operations. Revenues and expenses for the years ended December 31, 2001 and 2000 have been reclassified to conform with the current presentation. Based on expected net sale proceeds, the Company expects to recognize a gain on the sale of the asset at the time of the sale; therefore, no impairment of the asset has been recorded.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 87-24. The Company allocated $3,859, $3,899 and $1,682 of interest expense to discontinued operations for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, the Company had $56,311 of assets held for sale, net, relating to the New Orleans Grande Hotel, comprised of:

Investment in hotel properties, net	$54,326
Rent Receivable	385
Deferred financing costs, net	832
Hotel receivables (net of allowance for doubtful accounts of $1)	361
Prepaid expenses and other assets	407

Total assets held for sale, net	$56,311

At December 31, 2002, the Company had $48,199 of liabilities of assets held for sale relating to the New Orleans Grande Hotel, comprised of:

Mortgage loan	$46,867
Accounts payable and accrued expenses	997
Advance deposits	9
Accrued interest	326

Total liabilities of assets held for sale	$48,199

7. Disposition of Hotel Properties

On August 16, 2000, the Company sold Holiday Inn Plaza Park for $4,600. The asset had been classified as held-for-sale since December 31, 1999 at which time depreciation was suspended. Based on initial pricing expectations, the net book value of the asset was reduced by $2,000 to $5,508 in 1999. As of June 30, 2000, a purchase and sale agreement was entered into with an expected net sales proceeds of $4,242. As a result, the Company recognized an additional writedown of $1,266 in the second quarter of 2000, which included $358 of estimated accrued closing costs.

On August 15, 2001, the Company sold the Radisson Hotel Tampa for $15,500. The asset was classified as held-for-sale on December 6, 2000 at which time depreciation was suspended. Based on initial pricing expectations, the Company recognized a writedown of $11,030, reducing the net book value of the asset to $17,027 in 2000, which included $200 of estimated accrued closing costs. As of July 3, 2001, a purchase and sale agreement was entered into with expected net sales proceeds of $15,084. As a result, the Company recognized an additional writedown of $1,872 in 2001, which included an additional $216 of estimated accrued costs. Actual proceeds, net of prorations and closing costs, were approximately $14,928.

8. Long-Term Debt

Credit Facility

The Company has obtained a senior unsecured credit facility from a syndicate of banks, which provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. Management intends to renew the senior unsecured credit facility; however, there can be no assurance that the Company will be able to renew the credit facility upon maturity, or that if renewed, the terms will not be less favorable. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. Borrowings under the senior unsecured credit facility bear interest at floating rates equal to, at the Company's option, either (i) London

InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The senior unsecured credit facility contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) the lesser of (a) 90% of funds from operations from the four-quarter rolling period or (b) 100% of free cash flow during the four-quarter rolling period and (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. On February 11, 2002, the Company amended the senior unsecured credit facility amending certain debt covenant definitions. Effective October 3, 2002, the Company received a waiver on the additional restrictions that were put into place in February 2002 that limited the common shareholder and unitholder distributions. For the years ended December 31, 2002, and 2001, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 4.3% and 6.1%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2002. Additionally, the Company is required to pay a variable commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of approximately $430 and $110 for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the Company had outstanding borrowings against the senior unsecured credit facility of $94,700 and $175,400 respectively.

On January 3, 2001, LHL obtained a three–year commitment for a $5,000 senior unsecured revolving credit facility to be used for working capital and general corporate purposes. On September 1, 2002, LHL amended its unsecured revolving credit facility agreement to allow for maximum borrowings of $7.5 million. Effective January 1, 2003, LHL again amended its unsecured revolving credit facility agreement to allow for maximum borrowings of $10.0 million. The LHL credit facility matures on December 31, 2003. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the years ended December 31, 2002 and 2001, the weighted average interest rate under the LHL credit facility was 4.2% and 5.7%, respectively. Additionally, LHL is required to pay a variable commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the unused portion of the LHL credit facility. LHL incurred an immaterial commitment fee for each of the years ended December 31, 2002 and 2001. At December 31, 2002 and 2001, the Company had $4,690 and zero, respectively, outstanding borrowings against the LHL credit facility.

Bonds Payable

On March 1, 2001, the Company redeemed its then existing $40.0 million aggregate principal amount of tax-exempt Massachusetts Port Authority industrial revenue, bonds that were secured by the Boston, Massachusetts property. Proceeds for the redemption were derived from $37.1 million of newly issued tax-exempt bonds and $5.4 million of newly issued taxable bonds, each having a 17-year maturity, each bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. A call premium of $792 and an interest expense of $435 associated with the escrows, offset in the second quarter of 2001 by a $254 reimbursement of interest expense, were incurred and were classified as extraordinary items in the accompanying consolidated financial statements. Due to the nature of these bonds, they can be redeemed at any time without penalty. Interest expense, net of the premium amortization for the years ended December 31, 2002 and 2001 was $632 and $1,305, respectively. The weighted average interest rate for the years ended December 31, 2002 and 2001 was 1.5% and 3.1% respectively. The new bonds are secured by letters of credit issued by GE Capital Corporation, which expire on March 1, 2004, and for which the Company incurs a 2.0% annual maintenance fee, which is included in amortization of deferred financing costs. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel and a $1.0 million letter of credit from the Company. The excess proceeds of approximately $1,900 and the $4,000 reserve fund from the original industrial revenue bonds issued by the Massachusetts Port Authority Bonds were used to pay down borrowings on the senior unsecured credit facility. At both December 31, 2002 and 2001, the Company had outstanding bonds payable of $42,500.

Prior to the redemption of the bonds on March 1, 2001, certain cash reserves were required to be held in trust for payments of interest, credit enhancement fees and ground rent. In conjunction with the refinancing, cash reserves are no longer required.

Mortgage Loans

On July 29, 1999, the Company, through LHO Financing Partnership I, L.P., entered into a $46,500 mortgage loan. The Radisson Convention Hotel, located in Bloomington, Minnesota, and Le Meridien Dallas, located in Dallas, Texas secure this mortgage loan. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the LHO Financing Partnership I, L.P. to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes.

The mortgage loan that is collateralized by the Radisson Convention Hotel and the Le Meridien Dallas had principal balances of $44,300 and $45,023 at December 31, 2002 and 2001, respectively. Future scheduled debt principal payments at December 31, 2002 are as follows (in thousands):

2003	$784
2004	850
2005	922
2006	999
2007	1,083
Thereafter	39,662

$44,300

On July 27, 2000, the Company, through three newly formed partnerships, LHO Hollywood LM, L.P., LHO New Orleans LM, L.P., and LHO Key West HI, L.P., entered into three ten-year mortgage loans totaling $74,500. The Le Montrose Suite hotel located in West Hollywood, California, the New Orleans Grande Hotel and the Holiday Inn Beachside Resort located in Key West, Florida, respectively secure these mortgages. These mortgage loans bear interest at a fixed rate of 8.08%, mature on July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule. These mortgage loans require LHO Hollywood LM, L.P., LHO New Orleans LM, L.P., and LHO Key West HI, L.P. to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes on the Le Montrose Suite Hotel, New Orleans Grande Hotel and Holiday Inn Beachside Resort, respectively, and with respect to New Orleans Grande Hotel, one month’s ground rent.

The mortgage loans that are collateralized by the Le Montrose Suite Hotel, the New Orleans Grande Hotel and the Holiday Inn Beachside Resort had a principal balance of $72,742 and $73,539 at December 31, 2002 and 2001. Future scheduled debt principal payments at December 31, 2002 are as follows (in thousands):

2003	$865
2004	921
2005	1,016
2006	1,104
2007	1,197
Thereafter	67,639

$72,742

The principal balance of $46,867 at December 31, 2002 on the mortgage secured by the New Orleans Grande Hotel is reported in liabilities of assets held for sale in the accompanying consolidated financial statements.

9. Commitments and Contingencies

Ground Leases

Four of the hotels, New Orleans Grande Hotel, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel and Radisson Convention Hotel are subject to ground leases under non-cancelable operating leases with terms ranging out to May 2081. Total ground lease expense (including ground lease expense related to discontinued operations) for the years ended December 31, 2002, 2001 and 2000 was $3,624, $3,696 and $3,574, respectively. Future minimum lease payments are as follows (in thousands):

2003	$2,623
2004	2,618
2005	2,605
2006	2,530
2007	2,530
Thereafter	106,193

$119,099

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the participating leases. The Company’s aggregate obligation under the reserve funds was approximately $19,643 at December 31, 2002. The reserve requirements for four hotels, the hotels operated by Marriott International, Inc. and Hyatt Corporation, are contained in certain non-cancelable operating agreements, which require the reserves for the hotels operated by Marriott International, Inc. and Hyatt Corporation to be maintained through furniture, fixtures and equipment restricted cash escrows. These four participating leases require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of December 31, 2002, $6,189 was available in restricted cash reserves for future capital expenditures. Twelve of the participating leases require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of December 31, 2002, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $13,454. Amounts will be capitalized as incurred. As of December 31, 2002, purchase orders and letters of commitment totaling approximately $14,066 have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Restricted Cash Reserves

Restricted cash reserves of $18,737 is comprised of (i) $6,189 of reserve funds for the hotels with leases that require the Company to maintain restricted cash for future capital expenditures, (ii) $5,600 for future renovations and conversion costs at the Dallas and New Orleans properties after the re-brandings to Westin are complete, (iii) $2,298 of mortgage escrow amounts maintained to satisfy mortgage lender requirements and (iv) $4,650 of escrow amounts related to the Meridien arbitration.

Litigation

The Company currently expects to engage Starwood Hotels & Resorts Worldwide, Inc. to manage and operate its hotels in New Orleans, if the pending sale of the New Orleans property is not consummated, and Dallas under the Westin brand affiliation. The Dallas hotel is currently operated by Meridien Hotels, Inc. (“Meridien”). On December 20, 2002, Meridien abandoned the New Orleans property. The Company entered into a lease with a wholly owned subsidiary of LHL and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel. The New Orleans property is currently classified as held-for-sale, and as such, the property could be sold prior to consummation of engaging Starwood Hotels & Resorts Worldwide, Inc. and the anticipated brand affiliation change.

In connection with the re-branding of these hotels, the Company is currently in litigation with Meridien Hotels, Inc. and related affiliates. The Company served notice of lease termination to Meridien for both the Dallas and New Orleans properties on January 14, 2002 and December 28, 2001, respectively. The Company has an order in the District Court of Dallas County, State of Texas stating that Meridien committed an event of default as defined in the participating lease and has no lawful right of possession. The Company has initiated eviction proceedings in Dallas. In New Orleans, the District Court for the Parish of Orleans, State of Louisiana enjoined the transition, which injunction was overturned on appeal and Meridien was ordered to vacate the New Orleans property on December 20, 2002. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel awarded to Meridien in connection with the New Orleans property a net unconfirmed award of approximately $5.4 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover rent due under the lease. The Company is disputing the award, as well as whether Meridien is entitled to fair market value.

Additionally, Meridien is disputing a provision of the lease and therefore the calculation of participating rent for the twelve months ended December 31, 2001 and the Company expects Meridien will dispute the calculation of participating rent for the partial year ending December 19, 2002 for the New Orleans property; however, Meridien has paid the participating rent due for 2001 and 2002 in full. The total amount of rent that Meridien is disputing is approximately $2.0 million. The Company continues to believe the calculation is correct, consistent with the lease terms, and has recognized the revenue in the appropriate periods. Meridien has not yet paid $385 base rent due for December 2002.

The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. Additionally, the Company believes it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. Previously, the Company could not estimate settlement amounts and therefore deferred recognition of any income or expense related to holdover and legal fees and included the deferrals in its consolidated financial statements. However, after receiving additional favorable court rulings in Dallas and the unconfirmed arbitration award in New Orleans, the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases, and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The contingent lease termination expense is net of the holdover rent the Company believes it is entitled to for both properties. Based on the claims the Company has against Meridien, the Company is and will continue to seek reimbursement of legal fees and damages, and will challenge the arbitration award, which may reduce any amounts owed Meridien, and therefore ultimately any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the amount will not be greater than the recorded contingent lease termination expense; however, it does not believe that the amount of any fees or damages it may be required to pay in any of the litigation related to Meridien will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole.

In addition to the reimbursement of legal fees and holdover rent, as defined, as of December 31, 2002, notes receivable due from Meridien were approximately $750, which consist of working capital notes. As of December 31, 2002, the Company maintains a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements.

Meridien also has sued the Company and certain of the Company’s officers alleging that certain actions taken in anticipation of rebranding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. On August 19, 2002, the Company received an order from the court denying all of Meridien’s motions. Meridien has amended the petition and is continuing with the lawsuit. The Company believes the claims are without merit and intends to continue to defend itself vigorously. The Company does not believe that the amount of any fees or damages it may be required to pay on any of the litigation related to Meridien will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole. The Company’s management has discussed this contingency and the related accounting treatment with its audit committee of its board of trustees.

The Company is not presently subject to any other material litigation nor, to the Company’s knowledge, is any other litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

10. Shareholders’ Equity

Common Shares of Beneficial Interest

In connection with the acquisition of the initial hotels, the Company issued 912,122 restricted common shares of beneficial interest to Jones Lang LaSalle Incorporated. The common shares of beneficial interest were valued at $18.00 per share or $16,418. The Company also granted 1,280,569 rights to purchase common shares of beneficial interest at the exercise price of $18.00 per share in connection with the acquisition of the initial hotels. Included as part of the 1,280,569 rights granted, were 457,346 rights granted to the external advisor (see Note 14). The Company has recorded these rights in shareholders’ equity at their fair value on the date of grant, which was $2,997. All rights had a one-year vesting period and a 10-year term. At December 31, 2002, all of the rights were exercisable.

On January 25, 2000, in connection with the formation of the joint venture that owns the Chicago Marriott Downtown and the acquisition of the Chicago Marriott Downtown (see Note 3), the Company issued 16,667 units of limited partnership interest to an affiliate of the previous owner of the hotel for consideration valued at approximately $300.

On February 14, 2000, the Company issued an aggregate of 7,875 common shares of beneficial interest, including 1,750 deferred shares, to the independent members of its board of trustees for a portion of their 1999 compensation. The common shares of beneficial interest were issued in lieu of cash, at the trustees’ election. These common shares of beneficial interest were issued under the 1998 share option and incentive plan (see Note 11).

On February 15, 2000, pursuant to the advisory agreement (see Note 14), the Company issued 31,318 common shares of beneficial interest to the external advisor for the incentive portion of the 1999 advisory fee, in lieu of $412, which would have otherwise been due to the external advisor.

During 2000, the Company granted options to the external advisor under the 1998 share option and incentive plan. In conjunction with this grant, the Company recorded an expense of $53 for the year ended December 31, 2000, which is included in advisory fee in the accompanying consolidated financial statements. These options vested on January 18, 2000.

On March 5, 2001, the Company issued an aggregate of 5,793 common shares of beneficial interest, including 2,686 of deferred shares, to the independent members of its board of trustees for a portion of their 2000 compensation. The common shares of beneficial interest were issued in lieu of cash at the trustees’ election. These common shares of beneficial interest were issued under the 1998 share option and incentive plan.

On April 24, 2001 and November 1, 2001, the Company granted 57,444 and 234,608 restricted shares of common shares of beneficial interest, respectively, to the Company's executive officers. The restricted shares granted vest over three and four years. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period. Compensation expense recognized for the restricted shares issued April 24, 2001 and November 1, 2001, and classified as general and administrative expense in the accompanying consolidated financial statements for the years ended December 31, 2002 and 2001 was $766 and $356, respectively.

On January 29, 2002, the Company issued 12,331 common shares of beneficial interest, including 5,605 deferred shares, to the independent members of its board of trustees for a portion of their 2001 compensation. The common shares of beneficial interest were issued in lieu of cash at the trustees’ election. These common shares of beneficial interest were issued under the 1998 share option and incentive plan.

On October 29, 2002, the Company granted 6,400 restricted shares of common shares of beneficial interest to the Company’s employees. The restricted shares granted vest over three years, starting January 1, 2004. Compensation expense recognized for the restricted shares issued October 29, 2002, and classified as general and administrative expense in the accompanying consolidated financial statements for the years ended December 31, 2002 was $4.

As of December 31, 2002, the Company has reserved 1,900,000 common shares of beneficial interest for future issuance under the 1998 share option and incentive plan. The Company has also reserved a total of 1,280,569 common shares of beneficial interest for future issuance pursuant to rights which have been issued and 1,539,147 common shares of beneficial interest for issuance upon the conversion of the units of limited partnership interest, both of which were issued in connection with the initial public offering, the acquisition of the initial hotels and the formation of the Company.

Preferred Shares

In March 2002, the Company completed an underwritten public offering of 3,991,900 shares of 10 1/4% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (Liquidation Preference $25 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $96.1 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund the recent redevelopment of the Topaz Hotel, Hotel Rouge, Hotel Madera and Hotel Helix.

The Series A Preferred Shares rank senior to the common shares of beneficial interest with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Series A Preferred Shares for the current and all past dividend periods. The Series A Preferred Shares do not have any maturity date, and the Series A Preferred Shares are not subject to mandatory redemption. There is no difference between the carrying value and the redemption amount of the Series A Preferred Shares. In addition, the Company is not required to set aside funds to redeem the Series A Preferred Shares. Also, the Company may not optionally redeem the Series A Preferred Shares prior to March 6, 2007, except in limited circumstances relating to the Company’s continuing qualification as a REIT. After that date, the Company may, at its option, redeem the Series A Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. Accordingly, the Series A Preferred Shares will remain outstanding indefinitely unless the Company decides to redeem them.

Operating Partnership Units

The outstanding units of limited partnership interest are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

On August 16, 2002, 18,497 units of limited partnership interest were converted to common shares.

As of December 31, 2002, LaSalle Hotel Operating Partnership, L.P. had 424,686 units outstanding, representing a 2.3% partnership interest held by the limited partners.

11. Share Option and Incentive Plan

In April 1998, the board of trustees adopted and the then current shareholders approved the 1998 share option and incentive plan that is currently administered by the Compensation Committee of the board of trustees. The Company’s employees and the hotel operators and their employees generally are eligible to participate in the 1998 share option and incentive plan. Independent members of the board of trustees continuing in office after an annual meeting of shareholders of the Company receive automatic annual grants of options to purchase 5,000 common shares of beneficial interest at a per share exercise price equal to fair market value of a common share on the date of the annual shareholder meeting.

The 1998 share option and incentive plan authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash Ttrustees' fees, (iv) grants of common shares of beneficial interest in lieu of cash compensation, and (v) the making of loans to acquire common shares of beneficial interest in lieu of compensation. The exercise price of share options is determined by the Compensation Committee of the board of trustees, but may not be less than 100% of the fair market value of the common shares of beneficial interest on the date of grant. Options under the plan vest over a period determined by the Compensation Committee of the board of trustees, which is generally a three-year period. The duration of each option is also determined by the Compensation Committee; however, the duration of each option shall not exceed 10 years from date of grant.

On May 19, 1999, the common shareholders approved an amendment to the 1998 share option and incentive plan, increasing the number of common shares of beneficial interest authorized for issuance under the 1998 share option and incentive plan from 757,000 to 1,500,000. On May 16, 2001, the common shareholders approved an amendment to the 1998 share option and incentive plan, increasing the number of common shares of beneficial interest authorized for issuance under the 1998 share option and incentive plan from 1,500,000 to 1,900,000. Accordingly, at both December 31, 2002 and 2001, 1,900,000 shares were authorized for issuance under the 1998 share option and incentive plan.

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

On April 24, 2001 and November 1, 2001, the Company granted 57,444 and 234,608 restricted shares of common stock, respectively, to the Company's executive officers. The restricted shares granted vest over three and four years. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. The fair market values of the common stock on the dates of the grants were $16.56 and $8.55, respectively. Compensation cost is recognized on a straight line basis over the vesting period. Compensation expense recognized for the restricted shares and classified as general and administrative expense was $356 for year ended December 31, 2001.

On May 16, 2001, the Company granted 30,000 non-qualified stock options at a strike price of $16.51 to the independent members of its Board of Trustees. The options granted vest over three years and expire on March 16, 2011.

On January 29, 2002, the Company issued 12,331 common shares of beneficial interest, including 5,605 of deferred shares, to the independent members of its board of trustees for a portion of their 2001 compensation. The common shares of beneficial interest were issued in lieu of cash at the trustees’ election. These common shares of beneficial interest were issued under the 1998 share option and incentive plan.

On May 15, 2002, the Company granted an aggregate of 25,000 non-qualified stock options at a strike price of $14.88 to the independent members of its board of trustees. The options granted vest over three years and expire on May 14, 2012.

On October 29, 2002, the Company granted 6,400 restricted shares of common stock to the Company's employees. The restricted shares granted vest over three years, starting January 1, 2004. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. The fair market value of the common stock on the date of the grant was $12.99. Compensation cost is recognized on a straight-line basis over the vesting period. Compensation expense recognized for the restricted shares issued October 29, 2002, and classified as general and administrative expense for the year ended December 31, 2002 was $4.

At December 31, 2002, there were 428,911 common shares available for future grant under the 1998 share option and incentive plan.

A summary of the Company's stock option activity for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002			2001			2000
	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Options outstanding at beginning of year		785,706	$11.33		640,867	$12.83		380,200	$13.84
Options granted		25,000	14.88		445,006	9.91		333,500	11.81
Options exercised		(3,500)	8.99		(300,167)	12.41		(45,167)	12.41
Options forfeited		(15,000)	15.54		—	—		(27,666)	15.19

Outstanding at end of the year		792,206	$11.38		785,706	$11.33		640,867	$12.83

Weighted average remaining life outstanding		6.6 years			7.5 years			5.6 years

Range of exercise prices	$ $	8.55 to 18.00		$ $	8.55 to 18.00		$ $	11.63 to 18.00
Exercisable at end of the year		379,368	$12.62		200,917	$13.80		395,740	$12.99
Available for future grant at year end		428,911			457,835			802,846
Weighted average per share fair value of options granted during the year		$0.26			$0.72			$1.32

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002		2001		2000
Expected life	8.27	years	8.23	years	7.2	years
Expected volatility	23.94%		23.97%		23.80%
Risk-free interest rate	4.70%		4.80%		4.70%
Dividend yield	10.40%		10.60%		11.80%

Pro Forma Net Income (Loss) and Net Income (Loss) Per Common Share

The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 share option and incentive plan. Accordingly, no compensation costs have been recognized, except $53 for the options granted to the external advisor during 2000, which were accounted for under the method required by Statement of Financial Accounting Standards No. 123. Had compensation cost for all of the options granted under the Company's 1998 share option and incentive plan been determined in accordance with the method required by Statement No. 123, the Company’s net income and net income per common share for 2002, 2001 and 2000 would approximate the pro forma amounts below (in thousands, except per share data).

	2002 Proforma	2001 Proforma	2000 Proforma
Net income (loss) available to common shareholders	$(3,939)	$3,835	$5,351
Stock-based employee compensation expense	(145)	(157)	(136)

Proforma net income (loss)	$(4,084)	$3,678	$5,215

Proforma net income (loss) per common share:
Basic	$(0.22)	$0.20	$0.31

Diluted	$(0.22)	$0.20	$0.31

12. Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On April 6, 2001, the Company entered into a two–year, nine–month fixed interest rate swap at 4.87% for $30,000 of the balance outstanding on its senior unsecured credit facility, which as of December 31, 2002, fixes the interest rate at 7.12% including the Company’s current spread, which varies with its leverage ratio. As of December 31, 2002, there was $1,050 in unrealized losses included in accumulated other comprehensive loss, a component of shareholders’ equity. The hedge is effective in offsetting the variable cash flows; therefore no gain or loss was realized during the year ended December 31, 2002.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments. The notional value at December 31, 2002 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At December 31, 2002:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$30,000,000	4.868%	12/31/03	$(1,050)

At December 31, 2002, the derivative instrument was reported at its fair value of $(1,050) and is included within accounts payable and accrued expenses in the accompanying consolidated financial statements.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income/loss or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses reported in accumulated other comprehensive income/loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. For the year ended December 31, 2002, the Company reclassified $936 of accumulated other comprehensive loss to earnings as interest expense. Within the next twelve months, the Company expects to reclassify approximately $1,050 of the amount reported in accumulated other comprehensive income/loss to earnings as interest expense.

The Company hedges its exposure to the variability in future cash flows for transactions it anticipates entering into in the foreseeable future. During the forecast period, unrealized gains and losses in the hedging instrument will be reported in accumulated other comprehensive income/loss. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.

13. Participating Leases

The participating leases have non-cancelable terms ranging from seven to 11 years (from commencement), subject to earlier termination upon the occurrence of certain contingencies, as defined. Each participating lease requires the applicable lessee to pay the greater of (i) base rent in a fixed amount or (ii) participating rent based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at the applicable hotel. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating lease revenues, including participating lease revenues from discontinued operations, for the years ended December 31, 2002, 2001 and 2000 were $31,326, $45,490 and $83,772, of which $9,949, $14,013 and $30,751 was in excess of base rent, respectively.

Future minimum rentals (without reflecting future applicable Consumer Price Index increases) to be received by the Company pursuant to the participating leases for each of the years in the period 2003 to 2007 and in total thereafter are as follows:

	LHL	Non-LHL	Total
2003	$48,889	$14,146	$63,035
2004	48,889	14,146	63,035
2005	48,889	14,146	63,035
2006	48,889	14,146	63,035
2007	48,218	14,146	62,364
Thereafter	54,492	7,820	62,312

	$298,266	$78,550	$376,816

14. Advisory Agreement and Employee Lease Agreement

Upon completion of the initial public offering, the Company entered into an advisory agreement with LaSalle Hotel Advisors, Inc. From its inception through December 31, 2000, the external advisor provided management, acquisition, advisory and administration services pursuant to an advisory agreement and an employee lease agreement. The initial term of the advisory agreement and employee lease agreement extended through December 31, 1999, subject to successive, automatic one-year renewals unless terminated according to the terms of the advisory agreement and employee lease agreement. On October 25, 1999, the Company’s board of trustees approved the renewal of the advisory agreement and employee lease agreement through December 31, 2000.

The advisory agreement and employee lease agreement provided for payment of a base fee, payable quarterly, starting at 5% of the first $100.0 million of net operating income, as defined. The percentage of net operating income used to calculate the base fee was reduced by 0.2% for every incremental $125.0 million of net operating income above $100.0 million until $600.0 million, at which point any excess net operating income above $600.0 million was subject to a base fee of 4%. In addition, the advisory agreement and employee lease agreement provided for payment of an annual incentive fee to be paid by the Company in arrears. The annual incentive fee was equal to 25% of the product of (i) the amount by which the funds from operations per common share/unit for the calendar year then ended exceeded a growth rate of 7% per annum of funds from operations per common share/unit for the prior calendar year and (ii) the common shares of beneficial interest/units of limited partnership interest outstanding for the calendar year then ended. Payment of the incentive fee was in common shares of beneficial interest, units of limited partnership interest or cash at the option of LaSalle Hotel Advisors, Inc.

On November 15, 2000, the Company's board of trustees approved the early termination of the advisory agreement and employee lease agreement and voted to become a self-administered and self-managed REIT effective January 1, 2001. The Company terminated its advisory relationship with LaSalle Hotel Advisors, Inc. in accordance with a termination and services agreement dated December 28, 2000. The Company paid the external advisor $600 for 2001 transition services including waiving the termination notice period and providing support and advice through the first quarter of 2001. In addition, the Company purchased the assets to operate the Company at book value. The entire management team of LaSalle Hotel Advisors, Inc. became employees of the Company and continues to oversee and manage all activities of the Company under the self-administered and self-managed structure.

15. Related Party Transactions

Effective January 1, 2001, the Company became a self-administered and self-managed REIT. The Company terminated its advisory relationship with LaSalle Hotel Advisors, Inc. in accordance with a termination and services agreement dated December 28, 2000. In connection with the termination, the Company paid LaSalle Hotel Advisors, Inc. $600 for 2001 transition services including the waiver of termination notice period and for providing support and advice through the first quarter of 2001. The Company purchased assets used to operate the Company at book value of approximately $302 and paid $50 for informational technology services. For the year ended December 31, 2000, advisory fee was $3,840, including $125 incentive advisory fee.

16. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL:

	For the year ended December 31,
	2002	2001
General and administrative	$14,604	$10,279
Sales and marketing	10,058	6,738
Repairs and maintenance	6,873	4,873
Utilities and insurance	5,431	4,144
Management and incentive fees	7,281	6,550
Other expenses	1,720	1,262

Total other indirect expenses	$45,967	$33,846

Certain condensed financial information related to the LHL financial statements is as follows:

For the year ended December 31, 2000
Statement of operations information:
Total revenues	$107,991
Participating lease expense	$30,963
Net income	$862

Prior to January 1, 2001, LHL was owned as follows: 9.0% by the Company, 45.5% by Jones Lang LaSalle Incorporated and 45.5% by LPI Charities, a charitable organization organized under the laws of the state of Illinois. Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $500 (which included an aggregate of $455 in payments to Jones Lang LaSalle Incorporated and LPI charities for the shares then held by them) in accordance with a stock purchase agreement dated July 28, 2000. Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the taxable–REIT subsidiary provisions of the Code. The cost associated with the transaction was expensed during the first quarter of 2001 and was classified as an operating expense in the accompanying consolidated financial statements. As of December 31, 2002, LHL leases the following 13 hotels owned by the Company:

•	Marriott Seaview Resort
•	LaGuardia Airport Marriott
•	Omaha Marriott Hotel
•	Harborside Hyatt Conference Center & Hotel
•	Hotel Viking
•	Topaz Hotel
•	Hotel Rouge
•	Hotel Madera

•	Hotel Helix
•	Holiday Inn on the Hill
•	Holiday Inn Beachside Resort
•	Radisson Convention Hotel
•	New Orleans Grande Hotel (formerly Le Meridien New Orleans)

All of the remaining hotels in which the Company owns an interest, excluding the joint venture that owns the Chicago Marriott Downtown, are leased directly to affiliates of the current hotel operators of those respective hotels.

Effective January 1, 2001, the Company waived LHL’s obligations under the participating leases to deposit with the Company security deposits for as long as LHL remains a wholly owned subsidiary of the Company. As a result, on January 5, 2001, $370 of security deposits were returned to LHL.

On January 17, 2001, LHL paid the Company $3,900 pursuant to a note between the Company and LHL. LHL financed the payment with cash, cash equivalents and borrowings under LHL’s credit facility.

On February 26, 2001, the Company terminated the operating lease on the Hotel Viking with Bellevue Properties, Inc. and entered into a lease with LHL on essentially the same terms. Bellevue Properties, Inc. received $840 in payment relating to termination, tax settlement due under the purchase and sale agreement and other items. Of this amount, $796 was expensed and classified as lease termination, advisory transaction, subsidiary purchase and contingent lease termination expenses in the accompanying consolidated financial statements. Noble House Hotels and Resorts replaced Bellevue Properties, Inc. as manager for the property.

On April 12, 2001, the Company and LHL, as the owner and lessee, respectively, of the Marriott Seaview Resort, Marriott Ownership Resorts, Inc., as the developer of timeshare units adjacent to the hotel, and certain Marriott entities related to Marriott Ownership Resorts, Inc., entered into a comprehensive restructuring agreement, an integration agreement, and fourth amendment to management agreement, all effective as of December 30, 2000 which, in part, provide for the integration of the operations of the hotel and the timeshare units adjacent to the hotel. Pursuant to the terms of the comprehensive restructuring agreement, the integration agreement, and the fourth amendment to management agreement, the Company will receive on an annual basis, along with the benefits of the integration of both facilities, 3% of timeshare sales at the timeshare units adjacent to the hotel, 5% of transient rental income from the rental of the timeshare units adjacent to the hotel, and a performance guarantee which will be in place for a minimum of seven years. In exchange, the Company will, in accordance with the comprehensive restructuring agreement, conditionally release a six night minimum stay provision at the timeshare units adjacent to the hotel contained in (i) the management agreement, (ii) the ground lease for the “Pines Golf Course”, and (iii) the deed for the timeshare units adjacent to the hotel.

On December 31, 2001, the Company terminated its third party operating lease on the Holiday Inn Beachside Resort in Key West, Florida with Beachside Hospitality, Inc., an affiliate of Crestline Hotels & Resorts, Inc. In conjunction with the lease termination the Company was paid $621. Effective January 1, 2002 the Company entered into a lease with LHL on essentially the same terms with an affiliate of Crestline Hotels & Resorts, Inc. remaining as manager. Interstate Hotels & Resorts, Inc. replaced Crestline Hotels & Resorts, Inc. as manager of the property effective April 1, 2002.

On January 25, 2002, the Company terminated its third-party operating lease on the Radisson Convention Hotel with Radisson Bloomington Corporation and entered into a lease with LHL on essentially the same terms. There was no income or cost relating to the lease termination. Radisson Hotels International, Inc. will continue to operate and manage the hotel.

On December 20, 2002, Meridien Hotels, Inc. abandoned the New Orleans property. The Company entered into a lease with a wholly owned subsidiary of LHL and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel (see Note 9).

17. Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) commencing with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. Effective January 1, 2001, LHL became a wholly owned taxable-REIT subsidiary of the Company and as such is required to pay income taxes at the applicable rates.

The following is a reconciliation between the generally accepted accounting principles (“GAAP”) net income and taxable income for the REIT for the years ended December 31, 2002 (estimated), 2001 and 2000:

	2002	2001	2000
GAAP Net Income	$8,825	$5,821	$5,351
Add: Book depreciation and amortization	32,664	30,663	29,078
Less: Tax depreciation and amortization	(27,137)	(28,575)	(26,161)
Book/tax difference on gains/losses from capital transactions	—	(6,176)	2,738
Other book/tax differences, net	1,985	2,169	2,472

Adjusted taxable income subject to 90% dividend requirement	$16,337	$3,902	$13,478

The following is a reconciliation between cash dividends paid on common shares of beneficial interest and preferred shares and the dividends paid deduction for the years ended December 31, 2002 (estimated), 2001 and 2000:

	2002	2001	2000
Cash dividends paid on common shares of beneficial interest	$4,488	$20,965	$25,883
Cash dividends paid on preferred shares	5,853	—	—
Less: Dividends designated to prior year	(187)	(6,538)	(6,408)
Plus: Dividends designated from following year:
Common shares of beneficial interest	3,928	187	6,538
Preferred shares (1)	2,557	—	—
Less: Portion designated return of capital	—	(5,446)	(4,780)

Dividends paid deduction	$16,639	$9,168	$21,233

(1)	The Company will make an election pursuant to Section 858 of the Internal Revenue Code to have the distribution on preferred shares that was paid on January 15, 2003 to shareholders of record on January 1, 2003 included as a 2002 distribution for purposes of the dividends paid deduction.

For federal income tax purposes, the cash distributions paid to the Company’s common shareholders of beneficial interest and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. The following characterizes distributions paid per common share of beneficial interest and preferred share for the years ended December 31, 2002 (estimated), 2001 and 2000:

	2002		2001		2000
	$	%	$	%	$	%
Common shares of beneficial interest
Ordinary income	$0.4400	100.00%	$0.3101	39.00%	$1.2625	82.25%
Return of capital	—	—	0.4849	61.00%	0.2725	17.75%
Capital gains	—	—	—	—	—	—
Unrecaptured Section 1250 gain	—	—	—	—	—	—

	$0.4400	100.00%	$0.7950	100.00%	$1.5350	100.00%

Preferred shares
Ordinary income	$1.4663	100.00%	$—	—	$—	—
Return of capital	—	—	—	—	—	—
Capital gains	—	—	—	—	—	—
Unrecaptured Section 1250 gain	—	—	—	—	—	—

	$1.4663	100.00%	$—	0.00%	$—	0.00%

Income tax benefit of $3,017 is comprised of state and local tax expense of $86 on LaSalle Hotel Operating Partnership, L.P.’s income and federal, state and local tax benefit of $3,103 on LHL’s loss of $7,458 before income tax benefit.

The components of the LHL income tax expense (benefit) were as follows:

	For the year ended December 31,
	2002	2001	2000
Federal:
Current	$—	$(433)	$451
Deferred	(2,297)	(801)	—

State and local:
Current	(7)	—	171
Deferred	(799)	(273)	—

Total income tax expense (benefit)	$(3,103)	$(1,507)	$622

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2002	2001	2000

Computed “Expected” tax expense (benefit) (at 34%)	$(2,536)	$(1,237)	$505
State income taxes, net of federal income tax effect	(532)	(273)	113
Changes in valuation allowance	—	—	—
Other, net	(35)	3	4

Income tax expense (benefit)	$(3,103)	$(1,507)	$622

The components of LHL’s deferred tax assets as of December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Deferred tax assets (non-current):
Operating loss carryforward	$4,170	$1,074	$—
Allowance for doubtful accounts	45	45	45

Gross deferred tax assets	4,215	1,119	45
Deferred tax assets (non-current)	$4,215	$1,119	$45

For the year ended December 31, 2002, LHL recorded an income tax benefit of $3,103 that is included in the accompanying consolidated financial statements. The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of December 31, 2002, the Company had a deferred tax asset of $4,215 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 and 2022 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. The deferred tax asset is classified as non-current because the reversal in the subsequent year cannot be reasonably estimated.

18. Earnings Per Common Share

The limited partner’s outstanding limited partnership units in LaSalle Hotel Operating Partnership. L.P. (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The computation of basic and diluted earnings per common share is presented below:

	For the year ended December 31,
	2002	2001	2000
Numerator:
Net income (loss) applicable to common shareholders before discontinued operations and extraordinary loss	$(5,895)	$4,027	$1,555
Discontinued operations	1,956	756	3,796
Extraordinary loss	—	(948)	—

Net income (loss) applicable to common shareholders	$(3,939)	$3,835	$5,351

Denominator:
Weighted average number of common shares
Basic	18,689,184	18,385,015	16,920,596
Effect of dilutive securities:
Common stock options	154,346	67,867	62,366

Weighted average number of common shares
Diluted	18,843,530	18,452,882	16,982,962

Basic Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations and extraordinary loss	$(0.31)	$0.22	$0.09
Discontinued operations	0.10	0.04	0.23
Extraordinary loss	—	(0.05)	—

Net income (loss) applicable to common shareholders per weighted average common share	$(0.21)	$0.21	$0.32

Diluted Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations and extraordinary loss	$(0.31)	$0.22	$0.09
Discontinued operations	0.10	0.04	0.23
Extraordinary loss	—	(0.05)	—

Net income (loss) applicable to common shareholders per weighted average common share	$(0.21)	$0.21	$0.32

19. Comprehensive Loss

For the year ended December 31, 2002, comprehensive loss was $4,106. As of December 31, 2002 and 2001 the Company’s accumulated other comprehensive loss was $1,050 and $883, respectively. The change in accumulated other comprehensive loss was entirely due to the Company’s unrealized losses on its interest rate derivative. For the year ended December 31, 2002, the Company reclassified $936 of accumulated other comprehensive loss to earnings as interest expense. Within the next twelve months, the Company expects to reclassify approximately $1,050 of the amount held in accumulated other comprehensive income/loss to earnings as interest expense.

20. Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2002	2001	2000
Interest paid, net of capitalized interest	$16,279	$23,561	$22,300

Interest capitalized	$1,031	$782	$699

Supplemental schedule of non-cash investing and financing activities:
Issuance of units in conjunction with the investment in the joint venture	$—	$—	$300

Distributions payable (common shares)	$4,018	$191	$7,131

Distributions payable (preferred shares)	$2,557	$—	$—

Issuance of common shares for Board of Trustees compensation	$75	$46	$70

Exchange of units for common shares:
Minority interest in operating partnership	$(244)	$(14,399)	$(526)
Common shares	—	11	—
Additional paid-in capital	244	14,388	526

	$—	$—	$—

In conjunction with the LHL lease transitions related to the Key West and Bloomington properties, the Company assumed the following assets and liabilities:
Accounts receivable, net	$14	$—	$—
Other assets	929	—	—
Liabilities	(943)	—	—

Total net assets	$—	$—	$—

In conjunction with the hotel dispositions, the Company disposed of the following assets and liabilities:
Sale of real estate	$(817)	$(15,542)	$(4,580)
Note receivable	—	—	(100)
Other assets	—	(5)	(110)
Liabilities	(11)	619	317

Disposition of hotel properties	$(828)	$(14,928)	$(4,473)

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$—	$87,743	$—
Liabilities, net of other assets	—	(1,209)	—

Acquisition of hotel properties	$—	$86,534	$—

In conjunction with the LHL acquisition, the Company assumed the following assets and liabilities:
Accounts receivable, net	$—	$4,375	$—
Other assets	—	8,512	—
Liabilities	—	(12,834)	—

Total net assets	$—	$53	$—

21. Pro Forma Financial Information (Unaudited)

The following condensed pro forma financial information is presented as if the following acquisitions as discussed in Note 3 had been consummated and leased as of January 1, 2001.

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

	For the year ended December 31,
	2002	2001
Total revenues	$178,243	$165,757
Net income (loss) applicable to common shareholders	$(3,939)	$6,006
Net income (loss) applicable to common shareholders per weighted average common share outstanding
basic	$(0.21)	$0.33
diluted	$(0.21)	$0.33
Weighted average number of common shares outstanding
basic	18,689,184	18,385,015
diluted	18,843,530	18,452,882

22. Subsequent Events

Effective January 1, 2003, LHL amended its unsecured revolving credit facility agreement to increase its maximum allowed borrowings from $7,500 to $10,000.

Effective January 3, 2003, the Company entered into a purchase and sale agreement, which was amended on February 10, 2003, to sell the New Orleans property with expected net sales proceeds to the Company of $91,500. The asset was classified as held-for-sale effective August 1, 2002. The sale is expected to occur in April, 2003. There can be no assurance that the sale of the hotel will be consummated. Based on expected net sale proceeds, the Company expects to recognize a gain on the sale of the asset at the time of the sale; therefore no impairment of the asset has been recorded. The Company currently anticipates redeploying the net sale proceeds through an Internal Revenue Code Section 1031 like kind exchange; however, there can be no assurance that acquisition of a new property or properties will occur. If the Company fails to identify a like kind replacement property(ies) of comparable value within 45 days and/or fails to acquire such property(ies) within 180 days of the date of sale of the New Orleans Grande Hotel, the Company will be required to pay out a capital gain distribution up to the amount of its net gain on the sale of the asset or pay a capital gains tax on such gain. The amount of the capital gain distribution will vary based on partial deployment, if any, of the net sale proceeds, taxable income and other distributions made by the Company throughout the year, and other business events which may or may not be under management’s control.

On January 15, 2003, the Company paid its fourth quarter distribution of $0.21 per share/unit on its common shares of beneficial interest and units of limited partnership interest.

On January 15, 2003, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended December 31, 2002 to preferred shareholders of record at the close of business on January 1, 2003.

On January 15, 2003, the Company announced its monthly dividend of $0.07 per common share of beneficial interest/unit for each of the months of January, February and March 2003. The January dividend was paid on February 14, 2003 to common shareholders and unitholders of record at the close of business on January 31, 2003. The February dividend will be paid on March 14, 2003 to common shareholders and unitholders of record at the close of business on February 28, 2003. The March dividend will be paid on April 15, 2003 to common shareholders and unitholders of record at the close of business on March 31, 2003.

On January 27 and 28, 2003, the Company issued an aggregate of 9,792 common shares of beneficial interest, including 7,540 deferred shares, to the independent members of its board of trustees for a portion of their 2002 compensation. The common shares of beneficial interest were issued in lieu of cash at the trustees’ election. These common shares of beneficial interest were issued under the 1998 share option and incentive plan.

On January 29, 2003, the Company issued 500 shares to newly elected board of trustee member Kelly L. Kuhn. These common shares of beneficial interest were issued under the 1998 share option and incentive plan.

23. Quarterly Operating Results (Unaudited)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2002 and 2001 (in thousands, except per share data) follows. Certain 2002 and 2001 items have been reclassified to conform to the current presentation of discontinued operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues from continuing operations	$34,030	$49,213	$51,883	$43,575
Total expenses from continuing operations	37,395	45,522	45,517	47,752

Net income (loss) from continuing operations	(3,365)	3,691	6,366	(4,177)
Net income from discontinued operations	969	47	555	385

Net income (loss)	(2,396)	3,738	6,921	(3,792)
Distributions to preferred shareholders	(739)	(2,557)	(2,557)	(2,557)

Net income (loss) applicable to common shareholders	$(3,135)	$1,181	$4,364	$(6,349)

Earnings per weighted average common share outstanding—basic:
Net income (loss) applicable to common shareholders before discontinued operations	$(0.22)	$0.06	$0.20	$(0.36)
Discontinued operations	0.05	0.00	0.03	0.02

Net income (loss) applicable to common shareholders	$(0.17)	$0.06	$0.23	$(0.34)

Earnings per weighted average common share outstanding—diluted:
Net income (loss) applicable to common shareholders before discontinued operations	$(0.22)	$0.06	$0.20	$(0.36)
Discontinued operations	0.05	0.00	0.03	0.02

Net income (loss) applicable to common shareholders	$(0.17)	$0.06	$0.23	$(0.34)

Weighted average number of common shares outstanding:
Basic	18,678,339	18,680,432	18,690,822	18,706,812
Diluted	18,820,010	18,887,917	18,826,814	18,840,349

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$29,606	$46,307	$45,241	$34,770
Total expenses from continuing operations	32,078	43,358	40,775	35,686

Net income (loss) from continuing operations	(2,472)	2,949	4,466	(916)

Net income (loss) from discontinued operations	1,326	460	(565)	(465)
Net extraordinary gain (loss)	(1,189)	241	—	—

Net income (loss) applicable to common shareholders	$(2,335)	$3,650	$3,901	$(1,381)

Earnings per weighted average common share outstanding - basic:
Net income (loss) applicable to common shareholders before discontinued operations and extraordinary loss	$(0.14)	$0.16	$0.24	$(0.05)
Discontinued operations	0.07	0.03	(0.03)	(0.02)
Extraordinary loss	(0.06)	0.01	—	—

Net income (loss) applicable to common shareholders	$(0.13)	$0.20	$0.21	$(0.07)

Earnings per weighted average common share outstanding - diluted:
Net income (loss) applicable to common shareholders before discontinued operations and extraordinary loss	$(0.14)	$0.16	$0.24	$(0.05)
Discontinued operations	0.07	0.03	(0.03)	(0.02)
Extraordinary loss	(0.06)	0.01	—	—

Net income (loss) applicable to common shareholders	$(0.13)	$0.20	$0.21	$(0.07)

Weighted average number of common shares outstanding:
Basic	18,144,419	18,356,347	18,439,098	18,594,653
Diluted	18,231,594	18,433,154	18,503,506	18,623,105

LASALLE HOTEL PROPERTIES

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2002

(Dollars in thousands, except per share data)

			Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period							Life On Which Depreciation in Income Statement is Computed
		Encum- brances	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Accumu- lated Depre-ciation	Net Book Value	Date of Original Construc- tion	Date of Acqui- sition
1.	Radisson Convention Hotel	$28,867	$8,172	$11,258	$13,811	$—	$2,073	$5,887	$8,172	$13,331	$19,698	$17,876	$23,325	1969	12/01/95	3 - 30 years
2.	New Orleans Grande Hotel	46,867	—	60,062	6,554	—	442	3,289	—	60,504	9,843	15,991	54,356	1984	04/29/98	3 - 30 years
3.	Le Meridien Dallas	15,433	2,452	20,847	2,166	—	221	3,117	2,452	21,068	5,283	7,710	21,093	1980	04/29/98	3 - 30 years
4.	Marriott Seaview Resort	—	7,415	40,337	2,339	182	2,431	9,251	7,597	42,768	11,590	14,779	47,176	1912	04/29/98	3 - 30 years
5.	Holiday Inn Beachside Resort	11,473	5,505	14,702	1,901	—	951	1,262	5,505	15,653	3,163	4,788	19,533	1960	04/29/98	3 - 30 years
6.	Omaha Marriott Hotel	—	4,268	22,405	3,086	—	798	2,549	4,268	23,203	5,635	7,590	25,516	1982	04/29/98	3 - 30 years
7.	Le Montrose All Suite Hotel	14,402	5,004	19,752	2,951	—	1,210	1,563	5,004	20,962	4,514	6,768	23,712	1976	04/29/98	3 - 30 years
8.	LaGuardia Airport Marriott	—	8,127	32,139	3,976	—	2,572	3,843	8,127	34,711	7,819	10,674	39,983	1981	04/29/98	3 - 30 years
9.	San Diego Paradise Point	—	—	69,639	3,665	—	20,165	8,806	—	89,804	12,471	20,867	81,408	1962	06/01/98	3 - 30 years
10.	Harborside Hyatt Conference Center & Hotel	42,500	—	66,159	5,246	—	560	3,923	—	66,719	9,169	16,550	59,338	1993	06/24/98	3 - 30 years
11.	Hotel Viking (1)	—	2,421	24,375	353	77	8,792	4,007	2,498	33,167	4,360	5,546	34,479	1850	06/02/99	3 - 30 years
12.	Topaz Hotel	—	2,137	8,549	—	12	3,796	2,368	2,149	12,345	2,368	1,129	15,733	1963	03/08/01	3 - 30 years
13.	Hotel Madera	—	1,682	6,726	—	10	4,603	2,475	1,692	11,329	2,475	507	14,989	1963	03/08/01	3 - 30 years
14.	Hotel Rouge	—	2,162	8,647	—	17	4,871	3,476	2,179	13,518	3,476	1,259	17,914	1963	03/08/01	3 - 30 years
15.	Hotel Helix	—	2,636	10,546	—	13	7,505	4,856	2,649	18,051	4,856	612	24,944	1962	03/08/01	3 - 30 years
16.	Holiday Inn on the Hill Hotel	—	8,353	33,412	2,742	—	683	3,945	8,353	34,095	6,687	2,820	46,315	1968	06/01/01	3 - 30 years

	Total	$159,542	$60,334	$449,555	$48,790	$311	$61,673	$64,617	$60,645	$511,228	$113,407	$135,466	$549,814

(1)	Hotel Viking initial cost basis and accumulated depreciation is reported net of Viking Inn disposal in 2002.

LASALLE HOTEL PROPERTIES

Schedule III - Real Estate and Accumulated Depreciation - Continued

As of December 31, 2002

Reconciliation of real estate and accumulated depreciation:
Reconciliation of Real Estate:
Balance at December 31, 1999	$547,472
Improvements and additions to hotel properties	30,402
Writedown of hotel	(11,761)
Disposal of hotel	(5,067)

Balance at December 31, 2000	561,046
Acquisition of hotel properties	87,592
Improvements and additions to hotel properties	24,666
Writedown of hotel	(1,610)
Disposal of hotel	(19,476)

Balance at December 31, 2001	652,218
Improvements and additions to hotel properties	33,964
Disposal of hotel	(902)

Balance at December 31, 2002	$685,280

Reconciliation of Accumulated Depreciation:
Balance at December 31, 1999	$46,281
Depreciation	29,064
Disposal of hotel	(483)

Balance at December 31, 2000	74,862
Depreciation	31,275
Disposal of hotel	(3,934)

Balance at December 31, 2001	102,203
Depreciation	33,348
Disposal of hotel	(85)

Balance at December 31, 2002	$135,466

The Company is providing financial statements for LaSalle Hotel Lessee, Inc. for 2000 and 1999 for the purpose of complying with Rule 3-09 of the Securities and Exchange Commission Regulation S-X. The audited balance sheets of LaSalle Hotel Lessee, Inc. as of December 31, 2000 and 1999 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2000 and 1999 and for the period from April 29, 1998 (inception) through December 31, 1998 are the same as previously filed on March 23, 2001. On January 1, 2001, the Company acquired all remaining stock of LaSalle Hotel Lessee, Inc. from Jones Lang LaSalle Incorporated and LPI Charities, which increased the Company’s ownership from 9.0% to 100%. As a result of owning 100% of LaSalle Hotel Lessee, Inc., the operating results of LaSalle Hotel Lessee, Inc. are consolidated in the 2002 and 2001 financial statements of the Company.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Lessee, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and for the period from April 29, 1998 (inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

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

Liabilities and Stockholders’ Equity
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
Revenues:
Room revenue	$61,809	$57,515	$36,643
Telephone revenue	2,050	1,874	1,124
Food and beverage revenue	34,501	31,855	20,897
Golf revenue	5,777	6,422	5,680
Other revenue	3,635	2,920	1,949
Interest income	219	114	42

Total revenues	107,991	100,700	66,335

Expenses:
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

LASALLE HOTEL LESSEE, INC.

Statements of Cash Flows

(Dollars in Thousands)

	For the year ended December 31,		For the period from April 29, 1998 (inception) through December 31, 1998
	2000	1999
Cash Flows From Operating Activities
Net income (loss)	$862	$633	$(659)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Bad debts	98	86	94
Changes in operating assets and liabilities
Accounts receivable	(784)	30	(3,656)
Inventories	180	(48)	(663)
Prepaid expenses and other assets	236	(105)	(721)
Accounts payable and accrued expenses	1,330	963	2,642

Net cash provided by (used in) operating activities	1,922	1,559	(2,963)

Cash Flows from Financing Activities
Proceeds from notes payable	—	—	1,500
Capital contributions	—	193	232
Proceeds from prorations	—	—	2,568
Advances from LaSalle Hotel Properties	—	—	2,405
Distributions	(1,208)	—	—

Net cash provided by (used in) financing activities	(1,208)	193	6,705

Increase in cash and cash equivalents	714	1,752	3,742
Cash and cash equivalents at beginning of period	5,494	3,742	—

Cash and cash equivalents at end of period	$6,208	$5,494	$3,742

Supplemental Disclosure of Cash Flows:
Cash paid for interest	$228	$213	$54

Advances from the Company converted to
notes payable	$—	$2,400	$—

The accompanying notes are an integral part of these financial statements.

LASALLE HOTEL LESSEE, INC.

Notes to Financial Statements

(Dollars in thousands)

1. Organization

LaSalle Hotel Lessee, Inc. was formed on March 24, 1998 as an Illinois Corporation, (the “Affiliated Lessee”) by Jones Lang LaSalle Incorporated (formerly LaSalle Partners Incorporated) in connection with the initial public offering of LaSalle Hotel Properties (the “Company”) to serve as lessee for three of the initial hotels owned by the Company. The Affiliated Lessee was owned as follows: 9.0% by the Company, 45.5% by Jones Lang LaSalle Incorporated and 45.5% by LPI Charities, a charitable corporation organized under the laws of the state of Illinois. Accordingly, the stockholders shared in the profits and losses of the Affiliated Lessee in accordance with their respective ownership interests. In addition, any cash deficits would have been funded by the stockholders in proportion to their ownership interests. The Affiliated Lessee had no operations prior to April 29, 1998. On June 24, 1998, the Affiliated Lessee leased Harborside Hyatt Conference Center & Hotel (the “Boston Property”) from the Company pursuant to the Company’s acquisition of the Boston property.

The owners capitalized the Affiliated Lessee with cash contributions totaling $425, which were received during 1999 and 1998. In connection with the formation of the Affiliated Lessee and the subsequent lease of the Boston property, the Affiliated Lessee assumed certain assets and liabilities of the four hotels. The net liability totaling $2,568 was paid to the Affiliated Lessee by the Company. All four hotels (the “hotels”) are leased under participating leases (“Participating Leases”) that provide for rent based on hotel revenues and are managed by independent hotel operators (the “hotel operators”).

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

The Company leases the following hotels to the Affiliated Lessee:

Property Name	Location
LaGuardia Airport Marriott	New York, NY
Omaha Marriott Hotel	Omaha, NE
Marriott Seaview Resort	Absecon, NJ (Atlantic City)
Harborside Hyatt Conference Center & Hotel	Boston, MA

2. Summary of Significant Accounting Policies

Basis of Presentation

The Affiliated Lessee is operated on a calendar year basis. However, the Marriott hotels are operated on a fiscal year basis. The Marriott International, Inc. fiscal year ends on the Friday closest to December 31. The 2000 and 1999 fiscal years for Marriott International, Inc. ended on December 29, 2000 and December 31, 1999, respectively. Both Marriott International, Inc. fiscal years are reflected in the accompanying financial statements.

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

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. The Affiliated Lessee’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, which due to their short maturities, are carried at amounts that reasonably approximate fair value.

Inventories

Inventories consisting primarily of food and beverages and gift store merchandise are stated at the lower of cost or market.

Revenue Recognition

Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. Such losses have been within management’s expectations.

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

4. Advisory Agreement and Employee Lease Agreement

On April 29, 1998, the Affiliated Lessee entered into an advisory agreement (the “Advisory Agreement”) with LaSalle Hotel Advisors, Inc. (the “Advisor”), a wholly owned subsidiary of Jones Lang LaSalle Incorporated, to provide all management, administrative and accounting services for the Affiliated Lessee. The advisory agreement and employee lease agreement will remain in effect until either party gives notice of termination. This agreement was not renewed for 2001. The advisory agreement and employee lease agreement provided for an annual fee, prorated for any partial year the advisory agreement and employee lease agreement is in effect. The advisory fee increased 2% annually and increased by $2,500 with each additional hotel leased by the Company to the Affiliated Lessee.

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

On January 3, 2001, the Affiliated Lessee obtained a three-year commitment for a $5,000 senior unsecured revolving credit facility (the “2001 Credit Facility”) to be used for working capital and general corporate purposes. Borrowings under the 2001 Credit Facility bear interest at floating rates equal to LIBOR plus an applicable margin or an “Adjusted Base Rate” plus an applicable margin, at the election of the Affiliated Lessee. The Affiliated Lessee is required to pay an unused commitment fee which is variable, determined from a ratings-based pricing matrix, currently set at 25 basis points.

On January 17, 2001, the $3,900 note payable due to the Company was paid from cash and cash equivalents and borrowings under the 2001 Credit Facility.

On February 26, 2001, the Company entered into a lease with the Affiliated Lessee for The Hotel Viking, a 237-room historic luxury hotel located in Newport, Rhode Island. Noble House Hotels and Resorts was hired as manager for the property.

On March 8, 2001, the Company acquired a 100% interest in four full-service hotels with a total of 502 guestrooms in Washington, D.C. for an aggregate purchase price of approximately $44.0 million. The Company leases these hotels to the Affiliated Lessee. Each of the four hotels will be fully renovated, improved and repositioned as unique high-end, independent boutique hotels. The Company will undertake the redevelopment program, currently projected at a total of approximately $30.0 million, in conjunction with the Kimpton Hotel & Restaurant Group, LLC who was also retained to manage and operate the hotel collection. These four hotels have operated as the 99-room Canterbury Hotel, located at 1733 N Street, NW, the 82-room Clarion Hampshire House Hotel at 1310 New Hampshire Avenue, NW, the 137-room Quality Hotel and Suites Downtown at 1315 16th Street, NW, and the 184-room Howard Johnson Plaza Hotel & Suites, 1430 Rhode Island Avenue, NW. Originally constructed as apartment buildings, each hotel features either large rooms or suites. Upon completion of the redevelopment program, LaSalle intends to rename each property and the Kimpton Hotel and Restaurant Group, L.L.C. will operate each as independent, non-branded boutique hotels.