Form 10-Q
period 2003-03-31
LASALLE HOTEL PROPERTIES
filed 2003-04-21
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Registrant’s telephone number, including area code (301)941-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 18, 2003
Common Shares of Beneficial Interest	18,713,581
($0.01 par value)
10¼% Series A Cumulative Redeemable Preferred Shares	3,991,900
($0.01 par value)	.

PART I. Financial Information

Item 1. Financial Statements.

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets:
Investment in hotel properties, net (Note 2)	$496,895	$495,488
Investment in joint venture (Note 2)	3,995	4,580
Cash and cash equivalents	10,741	6,521
Restricted cash reserves (Note 5)	11,876	18,737
Rent receivable	2,077	2,251
Notes receivable	1,802	1,802
Hotel receivables (net of allowance for doubtful accounts of $188 and $197, respectively)	6,447	5,886
Deferred financing costs, net	2,385	2,721
Deferred tax asset	6,993	4,215
Prepaid expenses and other assets	7,051	7,223
Assets held for sale, net (Note 3)	58,574	56,311

Total assets	$608,836	$605,735

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 4)	$113,490	$99,390
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (Note 4)	69,903	70,175
Accounts payable and accrued expenses (Note 5)	17,143	16,312
Advance deposits	2,136	1,555
Accrued interest	649	650
Distributions payable	3,897	6,575
Liabilities of assets held for sale (Note 3)	48,718	48,199

Total liabilities	298,436	285,356
Minority interest in LaSalle Hotel Operating Partnership, L.P. (Note 6)	5,088	5,262
Minority interest in other partnerships	10	10
Commitments and contingencies (Note 5)	—	—
Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, 3,991,900 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively (Note 6)	40	40
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 18,713,581 and 18,708,829 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively (Note 6)	187	187
Additional paid-in capital, including offering costs of $25,364 and $25,329 at March 31, 2003 and December 31, 2002, respectively	374,402	374,383
Deferred compensation	(1,707)	(1,914)
Accumulated other comprehensive loss (Note 8)	(838)	(1,050)
Distributions in excess of retained earnings	(66,782)	(56,539)

Total shareholders’ equity	305,302	315,107

Total liabilities and shareholders’ equity	$608,836	$605,735

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2003	2002
Revenues:
Hotel operating revenues:
Room revenue	$18,754	$18,037
Food and beverage revenue	10,122	8,802
Other operating department revenue	1,948	2,123
Participating lease revenue	4,960	5,073
Interest income	69	80
Other income (Note 5)	402	12

Total revenues	36,255	34,127

Expenses:
Hotel operating expenses:
Room	5,799	5,135
Food and beverage	8,187	6,866
Other direct	1,438	1,528
Other indirect (Note 9)	10,650	9,524
Depreciation and other amortization	8,587	7,644
Real estate taxes, personal property taxes and insurance	2,349	2,276
Ground rent (Note 5)	772	730
General and administrative	1,959	1,655
Interest	2,917	3,665
Amortization of deferred financing costs	591	549

Total expenses	43,249	39,572

Loss before income tax benefit, minority interest, equity in earnings of unconsolidated entities and discontinued operations	(6,994)	(5,445)
Income tax benefit (Note 10)	2,729	2,080

Loss before minority interest, equity in earnings of unconsolidated entities and discontinued operations	(4,265)	(3,365)
Minority interest in LaSalle Hotel Operating Partnership, L.P.	99	97

Loss before equity in earnings of unconsolidated entities and discontinued operations	(4,166)	(3,268)
Equity in earnings of unconsolidated entities:
Equity in loss of joint venture (Note 2)	(207)	(97)

Total equity in earnings of unconsolidated entities	(207)	(97)
Loss before discontinued operations	(4,373)	(3,365)
Discontinued operations (Note 3)
Income from operations of property held for sale	701	992
Minority interest	(14)	(23)
Income tax expense (Note 10)	(69)	—

Net income from discontinued operations	618	969
Net loss	(3,755)	(2,396)
Distributions to preferred shareholders	(2,557)	(739)

Net loss applicable to common shareholders	$(6,312)	$(3,135)

Earnings per Common Share—Basic:
Loss applicable to common shareholders before discontinued operations	$(0.37)	$(0.22)
Discontinued operations	0.03	0.05

Net loss applicable to common shareholders	$(0.34)	$(0.17)

Earnings per Common Share—Diluted:
Loss applicable to common shareholders before discontinued operations	$(0.37)	$(0.22)
Discontinued operations	0.03	0.05

Net loss applicable to common shareholders	$(0.34)	$(0.17)

Weighted average number common shares outstanding:
Basic	18,711,376	18,678,339
Diluted	18,838,009	18,820,010

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,755)	$(2,396)
Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and other amortization	8,587	8,629
Amortization of deferred financing costs	618	576
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(85)	(74)
Income tax benefit	(2,660)	(2,080)
Deferred compensation	207	197
Equity in loss of joint venture	207	97
Changes in assets and liabilities:
Rent receivable	174	(1,057)
Hotel receivables, net	(1,138)	(682)
Prepaid expenses and other assets	(1,616)	(2,747)
Accounts payable and accrued expenses	(836)	318
Advance deposits	1,163	674
Accrued interest	(12)	(182)

Net cash flow provided by operating activities	854	1,273

Cash flows from investing activities:
Improvements and additions to hotel properties	(8,224)	(4,504)
Distributions from joint venture	378	406
Purchase of office furniture and equipment	(70)	(19)
Repayment of notes receivable	—	854
Funding of notes receivable	—	(198)
Funding of restricted cash reserves	(1,400)	(6,676)
Proceeds from restricted cash reserves	8,261	1,109

Net cash flow used in investing activities	(1,055)	(9,028)

Cash flows from financing activities:
Borrowings under credit facilities	23,219	11,660
Repayments under credit facilities	(9,119)	(93,542)
Repayments of mortgage loans	(420)	(389)
Payment of deferred financing costs	(5)	(554)
Proceeds from issuance of preferred shares	—	99,798
Payment of preferred offering costs	—	(3,735)
Distributions-preferred shares	(2,557)	—
Distributions-common shares	(6,697)	(191)

Net cash flow provided by financing activities	4,421	13,047

Net change in cash and cash equivalents	4,220	5,292
Cash and cash equivalents, beginning of period	6,521	2,718

Cash and cash equivalents, end of period	$10,741	$8,010

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

For the three months ended March 31, 2003

(Dollars in thousands, expect per share data)

(Unaudited)

1. Organization

LaSalle Hotel Properties (the “Company”), a Maryland real estate investment trust (“REIT”), buys, owns and leases primarily upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-administered and self-managed REIT as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders.

As of March 31, 2003, the Company owned interests in 17 hotels with approximately 5,800 suites/rooms located in eleven states and the District of Columbia. The Company owns 100% equity interests in 15 of the hotels, a controlling 95.1% interest in a partnership that owns one hotel and a non-controlling 9.9% equity interest in a joint venture that owns one hotel. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. Three of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 13 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 9). Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. The hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a non-controlling 9.9% equity interest (see Note 2).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of the operating partnership. The Company owns approximately 97.7% of the operating partnership at March 31, 2003. The remaining 2.3% is held by other limited partners who hold 424,686 limited partnership units. Limited partnership units are redeemable for cash, or at the option of the Company, a like number of common shares of beneficial interest of the Company.

2. Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements and related notes have been prepared in accordance with the financial information and accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2002 audited financial statements included in the Company’s 2002 Annual Report on Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, LaSalle Hotel Operating Partnership, L.P., LHL and its subsidiaries and partnerships in which it has a controlling interest. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

Preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A significant portion of the Company’s revenues and expenses comes from the operations of the individual hotels. The Company uses revenues and expenses that are estimated and projected by the hotel operators to produce quarterly financial statements since the management contracts do not require the hotel operators to submit actual results in a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing with the SEC by the filing deadline proscribed by the SEC. Generally, the Company uses revenue and expense estimates for the last month of each quarter and actual revenue and expense amounts for the first two months of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically these differences have not been material. The Company believes the aggregate estimate of quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are materially correct.

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings under the Company’s senior unsecured credit facility, borrowings under LHL’s credit facility, special project revenue bonds issued by the Massachusetts Port Authority (see Note 4) and mortgage loans on five properties. Due to their short maturities, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts that reasonably approximate fair value. As borrowings under the senior unsecured credit facility, borrowings under the LHL credit facility and the MassPort Bonds bear interest at variable market rates, carrying values approximate market value at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003 and December 31, 2002, the carrying value of the mortgage loans approximated fair value as the interest rates associated with the borrowings approximated current market rates available for similar types of borrowing arrangements.

Investment in Hotel Properties

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and three to five years for furniture, fixtures and equipment.

The Company periodically reviews the carrying value of each hotel to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel to reflect the hotel at fair value. The Company does not believe that there are any facts or circumstances indicating impairment of any of its investments in its hotels.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a hotel is considered held for sale when a contract for sale is entered into or when management has committed to a plan to sell an asset, the asset is actively marketed and sale is expected to occur within one year.

Investment in Joint Venture

Investment in joint venture represents the Company’s non-controlling 9.9% equity interest in each of (i) the joint venture that owns the Chicago Marriott Downtown and (ii) Chicago 540 Lessee, Inc., both of which are associated with the Chicago Marriott Downtown. The Company accounts for its investment in joint venture under the equity method of accounting. In addition, pursuant to the joint venture agreement, the Company earns a priority preferred return based on the net operating cash flow of the joint venture that owns the Chicago Marriott Downtown.

Revenue Recognition

For properties not leased by LHL, the Company recognizes lease revenue on an accrual basis pursuant to the terms of each participating lease. Base and participating rent are each recognized based on quarterly thresholds pursuant to each participating lease. For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations.

Recently Issued Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which amended Statement No. 4, affect income statement classification of gains and losses from extinguishment of debt. Statement No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under Statement No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the Financial Accounting Standards Board does not believe it should be considered extraordinary under the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in Accounting Principles Board Opinion No. 30. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted Statement No. 145 effective January 1, 2003, and extinguishment of debt is classified under the criteria in Accounting Principles Board Opinion No. 30. Adoption did not have a material effect on the Company.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of Interpretation No. 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date the Company has not entered into any guarantees.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” Statement No. 148 amends Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, Statement No. 148 does not permit the use of the Statement No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company adopted Statement No. 148 effective January 1, 2003. Adoption did not have a material effect on the Company.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Adoption is not expected to have a material effect on the Company.

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 Share Option and Incentive Plan. Accordingly, no compensation costs were recognized for stock options granted to the Company’s employees, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123 prospectively for all options granted to employees and members of the Board of Trustees. Options granted under the 1998 Share Option and Incentive Plan vest over three to four years, therefore the costs related to stock-based compensation for 2002 and 2003 are less than that which would have been recognized if the fair value based method had been applied to all grants since the original effective date of Statement No. 123.

The following table illustrates the effect on net income and basic and diluted earnings per share if the fair value based method had been applied to all outstanding and unvested grants in each period.

	For the three months ended March 31,
	2003	2002
	Proforma	Proforma
Net loss available to common shareholders	$(6,312)	$(3,135)
Stock-based employee compensation expense	(6)	(38)

Proforma net loss	$(6,318)	$(3,173)

Proforma net loss per common share:
Basic	$(0.34)	$(0.17)

Diluted	$(0.34)	$(0.17)

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

As a wholly owned taxable-REIT subsidiary of the Company, LHL is required to pay income taxes at the applicable rates.

3. Discontinued Operations

Effective August 1, 2002, the Company entered into an exclusive listing agreement for the sale of its New Orleans property. The asset was classified as held for sale at that time because the property is being actively marketed and sale is expected to occur within one year, accordingly depreciation was suspended. Effective January 3, 2003, the Company entered into a purchase and sale agreement, which was amended February 10, 2003, to sell its New Orleans property with expected net sales proceeds of $91,500. The asset was sold on April 21, 2003 (see Note 14). Total revenues related to the asset of $5,231, comprised of hotel operating revenues, and income before income tax expense related to the asset of $687 for the three months ended March 31, 2003, are included in discontinued operations. Revenues and expenses for the three months ended March 31, 2002 have been reclassified to conform to the current presentation. Based on expected net sale proceeds, the Company expects to recognize a gain on the sale of the asset at the time of the sale; therefore, no impairment of the asset has been recorded.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 87-24. The Company allocated $945 and $955 of interest expense to discontinued operations for the three months ended March 31, 2003 and 2002, respectively.

At March 31, 2003, the Company had $58,574 of assets held for sale, net, relating to the New Orleans property, comprised of:

Investment in hotel property, net	$54,361
Rent receivable	385
Deferred financing costs, net	805
Hotel receivables (net of allowance for doubtful accounts of $4)	938
Prepaid expenses and other assets	2,085

Total assets held for sale, net	$58,574

At March 31, 2003, the Company had $48,718 of liabilities of assets held for sale relating to the New Orleans property, comprised of:

Mortgage loan	$46,719
Accounts payable and accrued expenses	1,083
Advance deposits	591
Accrued interest	325

Total liabilities of assets held for sale	$48,718

4. Long-Term Debt

Credit Facility

The Company has obtained a senior unsecured credit facility from a syndicate of banks which provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. Management intends to renew the Company credit facility; however, there can be no assurance that the Company will be able to renew the Company credit facility upon maturity, or that if renewed, the terms will be as favorable. The Company credit facility contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. Borrowings under the Company credit facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The Company credit facility contains financial covenants that, assuming no continuing default, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) the lesser of (a) 90% of funds from operations from the four-quarter rolling period or (b) 100% of free cash flow during the four-quarter rolling period and (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. For the three months ended March 31, 2003, the weighted average interest rate for borrowings under the Company credit facility was approximately 3.7%. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2003. Additionally, the Company is required to pay a variable commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the unused portion of the Company credit facility. The Company incurred an unused commitment fee of approximately $100 for the three months ended March 31, 2003. At March 31, 2003 and December 31, 2002, the Company had outstanding borrowings against the Company credit facility of $105,200 and $94,700 respectively.

LHL has obtained a three-year commitment for a $10,000 senior unsecured revolving credit facility to be used for working capital and general corporate purposes. The LHL credit facility matures on December 31, 2003. Management intends to renew the LHL credit facility; however, there can be no assurance that the Company will be able to renew the LHL credit facility upon maturity, or that if renewed, the terms will be as favorable. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three months ended March 31, 2003, the weighted average interest rate under the LHL credit facility was 3.6%. Additionally, LHL is required to pay a variable commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of approximately $1 for the three months ended March 31, 2003. At March 31, 2003 and December 31, 2002, LHL had outstanding borrowings against the LHL credit facility of approximately $8,290 and $4,690, respectively.

Bonds Payable

The Company is the obligor with respect to $37.1 million tax-exempt special project revenue bonds and $5.4 million taxable special project revenue bonds, both issued by the Massachusetts Port Authority (collectively, the “MassPort Bonds”). The MassPort Bonds have a 17-year maturity, bear interest based on a weekly floating rate and have no principal reductions prior to their scheduled maturities. The MassPort Bonds may be redeemed at any time at the Company’s option without penalty. The MassPort Bonds are secured by letters of credit issued by GE Capital Corporation, which expire on March 1, 2004, and for which the Company incurs a 2.0% annual maintenance fee, which is included in amortization of deferred financing costs. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel and a $1.0 million letter of credit from the Company. The weighted average interest rate payable with respect to the MassPort Bonds for the three months ended March 31, 2003 was 1.2%. Interest expense relating to the MassPort Bonds for the three months ended March 31, 2003 was $121. At both March 31, 2003 and December 31, 2002, MassPort Bonds with an aggregate principal amount of $42,500 were outstanding.

Mortgage Loans

The Company, through a partnership, is subject to a ten-year mortgage loan that is secured by the Radisson Convention Hotel, located in Bloomington, Minnesota and the Le Meridien Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the two hotels that secure the loan. The mortgage loan had a principal balance of $44,109 and $44,300 at March 31, 2003 and December 31, 2002, respectively.

The Company, through three partnerships, is subject to three ten-year mortgage loans that are secured by the Le Montrose Suite Hotel located in West Hollywood, California, the New Orleans Grande Hotel and the Holiday Inn Beachside Resort located in Key West, Florida, respectively. These mortgage loans bear interest at a fixed rate of 8.08%, mature on July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule. These mortgage loans require the partnerships to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes on the Le Montrose Suite Hotel, the New Orleans Grande Hotel and Holiday Inn Beachside Resort, respectively, and with respect to the New Orleans Grande Hotel, one month’s ground rent. These mortgage loans had principal balances of $72,513 and $72,742 at March 31, 2003 and December 31, 2002, respectively. A portion of the principal balance of these mortgage loans equaling $46,719 and $46,867 at March 31, 2003 and December 31, 2002, respectively, relating to the amount secured by the New Orleans Grande Hotel is reported in liabilities of assets held for sale in the accompanying consolidated financial statements.

5. Commitments and Contingencies

Ground Leases

Four of the hotels, New Orleans Grande Hotel, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel and Radisson Convention Hotel, are subject to ground leases under non-cancelable operating leases with terms ranging out to May 2081. Total ground lease expense (including $104 of ground lease expense related to discontinued operations) for the three months ended March 31, 2003 was $876.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels as determined pursuant to the participating leases. The Company’s aggregate obligation under the reserve funds was approximately $18,358 at March 31, 2003. Four of the participating leases require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of March 31, 2003, $3,954 was available in restricted cash reserves for future capital expenditures. Twelve of the participating leases require that the Company reserve funds equal to 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of March 31, 2003, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $14,404. Amounts will be capitalized as incurred. As of March 31, 2003, purchase orders and letters of commitment totaling approximately $13,357 have been issued for renovations at the hotels. Any unexpended reserve funds will remain the property of the Company upon termination of a participating lease.

The lease relating to the Chicago Marriott Downtown requires the joint venture entity that owns such hotel to reserve restricted cash equal to 5.0% of the hotel’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Restricted Cash Reserves

At March 31, 2003, the Company held $11,876 in restricted cash reserves. Included in such amounts are (i) $3,954 of reserve funds relating to the hotels with leases requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $5,600 to fund future renovations and conversion costs expected to be incurred after the Dallas and New Orleans properties are re-branded under the Westin brand affiliation and (iii) $2,322 deposited in mortgage escrow accounts pursuant to mortgages to pre-fund a portion of certain hotel expenses.

Litigation

The Company currently expects to engage Starwood Hotels & Resorts Worldwide, Inc. to manage and operate its hotels in New Orleans (if the pending sale of the New Orleans property is not consummated) and Dallas under the Westin brand affiliation. Meridien Hotels, Inc. (“Meridien”) currently operates the Dallas property as a wrongful holdover tenant. On December 20, 2002, Meridien abandoned the New Orleans property. The Company entered into a lease with a wholly owned subsidiary of LHL and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel. The New Orleans property is currently classified as held for sale, and as such, the property could be sold prior to consummation of engaging Starwood Hotels & Resorts Worldwide, Inc. and the anticipated brand affiliation change.

In connection with the re-branding of these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company served notice of lease termination to Meridien for both the Dallas and New Orleans properties on January 14, 2002 and December 28, 2001, respectively. The Company has an order in the District Court of Dallas County, State of Texas stating that Meridien committed an event of default as defined in the participating lease and has no lawful right of possession. The Company has initiated eviction proceedings in Dallas. In New Orleans, the District Court for the Parish of Orleans, State of Louisiana enjoined the transition, which injunction was overturned on appeal and Meridien was ordered to vacate the New Orleans property on December 20, 2002. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel awarded to Meridien in connection with the New Orleans property a net award of approximately $5.4 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover rent due under the lease. The Company is disputing the award, as well as whether Meridien is entitled to fair market value.

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

The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. Additionally, the Company believes it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. In 2002 the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases, and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The contingent lease termination expense was net of the holdover rent the Company believes it is entitled to for both properties. In the first quarter of 2003 the Company recognized additional holdover rent of $395 it believes it is entitled to for the Dallas property for the first quarter of 2003. The additional holdover rent is recorded as other income in the accompanying consolidated financial statements. Based on the claims the Company has against Meridien, the Company is and will continue to seek reimbursement of legal fees and damages, and will challenge the arbitration award, which may reduce any amounts owed Meridien, and therefore ultimately any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the amount will not be greater than the recorded contingent lease termination expense.

In addition to the reimbursement of legal fees and holdover rent, as defined, as of March 31, 2003, notes receivable due from Meridien were approximately $750, which consist of working capital notes. As of March 31, 2003, the Company maintains a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $2.9 million, in accordance with the lease agreements.

Meridien also has sued the Company and certain of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. On August 19, 2002, the Company received an order from the court denying all of Meridien’s motions. Meridien continued with the lawsuit, however, and filed an amended complaint. The Company moved to dismiss Meridien’s lawsuit, and on March 11, 2003 the court granted the Company’s motion and dismissed all of Meridien’s claims.

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

6. Shareholders’ Equity

Common Shares of Beneficial Interest

Commencing January 1, 2003, the Company modified its dividend policy to provide for monthly, rather than quarterly, distributions, on its outstanding common shares of beneficial interest.

On January 15, 2003, the Company paid a quarterly cash distribution for the quarter ended December 31, 2002, to shareholders of the Company and partners of the operating partnership in the amount of $0.21 per common share and per partnership unit. The distribution had been declared on December 13, 2002, payable to shareholders and unitholders of record at the close of business on December 31, 2002.

On January 15, 2003, the Company declared monthly cash distributions to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit for each of January, February and March 2003.

On February 14, 2003, the Company paid a monthly cash distribution for the month of January 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution had been declared on January 15, 2003, payable to common shareholders and unitholders of record at the close of business on January 31, 2003.

On March 14, 2003, the Company paid a monthly cash distribution for the month of February 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution had been declared on January 15, 2003, payable to common shareholders and unitholders of record at the close of business on February 28, 2003.

Preferred Shares

On January 15, 2003, the Company paid a quarterly cash distribution for the quarter ended December 31, 2002 of $0.64 per Series A Preferred Share to preferred shareholders of record at the close of business on January 1, 2003. The Company has not changed its policy on the timing of distribution payments on its Series A Preferred Shares.

Operating Partnership Units

As of March 31, 2003, LaSalle Hotel Operating Partnership, L.P. had 424,686 units outstanding, representing a 2.3% partnership interest held by the limited partners.

7. Share Option and Incentive Plan

On January 27 and 28, 2003, the Company issued an aggregate of 9,792 common shares of beneficial interest, including 7,540 deferred shares, to the independent members of its Board of Trustees for a portion of their 2002 compensation. The common shares were issued in lieu of cash at the Trustees’ election. These common shares were issued under the 1998 Share Option and Incentive Plan.

On January 29, 2003, the Company issued 500 common shares of beneficial interest to a newly appointed member of the Board of Trustees, Kelly L. Kuhn. These common shares were issued under the 1998 Share Option and Incentive Plan.

At March 31, 2003 there were 421,016 common shares available for future grant under the 1998 Share Option and Incentive Plan.

8. Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30,000 of the balance outstanding on the Company credit facility, which as of March 31, 2003, fixes the interest rate at 7.37% including the Company’s current spread, which varies with its leverage ratio. As of March 31, 2003, there was $838 in unrealized losses included in accumulated other comprehensive loss, a component of shareholders’ equity. The hedge is effective in offsetting the variable cash flows; therefore no gain or loss was realized during the three months ended March 31, 2003.

The following table summarizes the notional value and fair value of the Company’s derivative financial instrument. The notional value at March 31, 2003 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At March 31, 2003:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$30,000	4.868%	12/31/03	$(838)

At March 31, 2003, the derivative instrument was reported at its fair value of $(838) and is included within accounts payable and accrued expenses in the accompanying consolidated financial statements.

9. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

The following other indirect hotel operating expenses, including expenses related to discontinued operations, were incurred by the hotels leased by LHL:

	For the three months ended March 31,
	2003	2002
General and administrative	$4,109	$3,266
Sales and marketing	2,918	2,152
Repairs and maintenance	2,006	1,554
Utilities and insurance	1,778	1,444
Management and incentive fees	836	634
Other expenses	381	474

Total other indirect expenses	$12,028	$9,524

As of March 31, 2003, LHL leases the following 13 hotels owned by the Company:

•	Marriott Seaview Resort

•	LaGuardia Airport Marriott

•	Omaha Marriott Hotel

•	Harborside Hyatt Conference Center & Hotel

•	Hotel Viking

•	Topaz Hotel

•	Hotel Rouge

•	Hotel Madera

•	Hotel Helix

•	Holiday Inn on the Hill

•	Holiday Inn Beachside Resort

•	Radisson Convention Hotel

•	New Orleans Grande Hotel

All of the remaining hotels in which the Company owns an interest, excluding the Chicago Marriott Downtown, are leased directly to affiliates of the operators of such hotels.

10. Income Taxes

Income tax benefit of $2,660 (including tax expense of $69 related to discontinued operations) is comprised of state and local tax expense of $16 on the operating partnership’s income and federal, state and local tax benefit of $2,676 on LHL’s loss of $6,693 before income tax benefit.

The components of the LHL income tax benefit were as follows:

	For the three months ended March 31,
	2003	2002
Federal:
Current	$—	$—
Deferred	2,062	1,544
State and local:
Current	—	—
Deferred	614	536

Total income tax benefit	$2,676	$2,080

The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of March 31, 2003, the Company had a deferred tax asset of $6,993 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2023 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. The deferred tax asset is classified as non-current because the reversal in the subsequent year cannot be reasonably estimated.

11. Earnings Per Common Share

The limited partners’ minority interest in the operating partnership (which is redeemable for cash, or at the option of the Company for a like number of common shares of beneficial interest) has been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The computation of basic and diluted earnings per common share is presented below:

	For the three months ended March 31,
	2003	2002
Numerator:
Net loss applicable to common shareholders before discontinued operations	$(6,930)	$(4,104)
Discontinued operations	618	969

Net loss applicable to common shareholders	$(6,312)	$(3,135)

Denominator:
Weighted average number of common shares—Basic	18,711,376	18,678,339
Effect of dilutive securities:
Common stock options	126,633	141,671

Weighted average number of common shares—Diluted	18,838,009	18,820,010

Basic Earnings Per Common Share:
Net loss applicable to common shareholders per weighted average common share before discontinued operations	$(0.37)	$(0.22)
Discontinued operations	0.03	0.05

Net loss applicable to common shareholders per weighted average common share	$(0.34)	$(0.17)

Diluted Earnings Per Common Share:
Net loss applicable to common shareholders per weighted average common share before discontinued operations	$(0.37)	$(0.22)
Discontinued operations	0.03	0.05

Net loss applicable to common shareholders per weighted average common share	$(0.34)	$(0.17)

12. Comprehensive Loss

For the three months ended March 31, 2003, comprehensive loss was $6,100. As of March 31, 2003 and December 31, 2002 the Company’s accumulated other comprehensive loss was $838 and $1,050, respectively. The change in accumulated other comprehensive loss was entirely due to the Company’s unrealized losses on its interest rate derivative. For the three months ended March 31, 2003, the Company reclassified $263 of accumulated other comprehensive loss to earnings as interest expense. Within the next nine months, at which time the Company’s interest rate derivative matures, the Company expects to reclassify $838 of the amount held in accumulated other comprehensive income/loss to earnings as interest expense.

13. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2003	2002
Interest paid, net of capitalized interest	$3,877	$4,781

Interest capitalized	$10	$21

Distributions payable (common shares)	$1,340	$—

Distributions payable (preferred shares)	$2,557	$739

Issuance of common shares for board of trustees compensation	$36	$75

In conjunction with the LHL lease transitions related to the Key West and Bloomington properties, the Company assumed the following assets and liabilities:
Accounts receivable, net	$—	$175
Other assets	—	307
Liabilities	—	(482)

Total net assets	$—	$—

14. Subsequent Events

On April 9, 2003, Meridien Hotels, Inc. filed a Notice of Appeal in U.S. District Court, Southern District of New York. The appeal relates to the trademark case court order which dismissed Meridien’s claim that certain actions taken by the Company and certain of the Company’s officers in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference.

On April 14, 2003, the Company paid a monthly cash distribution for the month of March 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution had been declared on January 15, 2003 payable to common shareholders and unitholders of record at the close of business on March 31, 2003.

On April 14, 2003, the Company paid a quarterly cash distribution for the quarter ended March 31, 2003 of $0.64 per Series A Preferred Share to preferred shareholders of record at the close of business on April 1, 2003.

On April 15, 2003, the Company declared a monthly cash distribution of $0.07 per common share and per partnership unit for each of April, May and June 2003.

On April 21, 2003, the Company sold the New Orleans Grande Hotel for $92,500 resulting in a gain of approximately $37,200. The asset was classified as held-for-sale effective August 1, 2002 at which time depreciation was suspended. Based on initial pricing expectations, the Company expected a gain on the sale of the asset, and, as such, no impairment of the asset was recorded. The Company currently anticipates redeploying the net sale proceeds of approximately $91,500 through an Internal Revenue Code Section 1031 like kind exchange; however, there can be no assurance that acquisition of a new property or properties will occur. If the Company fails to identify a like kind replacement property(ies) of comparable value within 45 days of the date of sale and/or fails to acquire such property(ies) within 180 days of the date of sale, the Company will be required to pay out a capital gain distribution up to the amount of its net gain on the sale of the asset or pay a capital gains tax on such gain. The amount of the capital gain distribution will vary based on partial deployment, if any, of the net sale proceeds, taxable income and other distributions made by the Company throughout the year, and other business events which may or may not be under management’s control.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risk factors discussed in the Company’s 2002 Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Estimates

Estimate of Hotel Revenues and Expenses

A significant portion of the Company’s revenues and expenses comes from the operations of the individual hotels. The Company uses revenues and expenses that are estimated and projected by the hotel operators to produce quarterly financial statements since the management contracts do not require the hotel operators to submit actual results on a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing with the SEC by the filing deadline proscribed by the SEC. Generally, the Company uses revenue and expense estimates for the last month of each quarter and actual revenue and expense amounts for the first two months of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically these differences have not been material. The Company believes the aggregate estimate of quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are materially correct. An estimated contingent lease liability related to the Company’s litigation with Meridien Hotels, Inc. is reported in accounts payable and accrued expenses in the accompanying consolidated financial statements.

The Company’s management has discussed the policy of using estimated hotel operating revenues and expenses with its audit committee of its Board of Trustees. The audit committee has reviewed the Company’s disclosure relating to the estimates in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations section.

Results of Operations

The impact of the economic slowdown and the terrorist attacks of September 11, 2001 caused disruption in the lodging industry and other travel-related businesses and adversely affected the Company’s operations. The Company initiated a corporate action plan following the events of September 11, 2001, and actively worked with its hotel operators to substantially reduce operating costs at the hotels. These initiatives included reducing labor costs, streamlining staffing levels, reducing hours of operations at hotel restaurants, reducing amenities and services where appropriate, reducing capacity and assorted expenses by closing unused floors, wings or buildings at the hotels and modifying marketing, sales and advertising initiatives. In addition, non-essential capital expenditure projects were reduced, suspended or postponed and quarterly distributions were reduced. With these initiatives in place, together with a gradual improvement in the lodging industry, there have been modest improvements in occupancy and average daily room rate at the Company’s hotels, although they remain below levels prior to September 11, 2001.

Although hotel occupancy levels improved on a steady and gradual basis during the first quarter of 2003, management anticipates continued pressures on revenues over the next twelve months due to:

•	the weakened U.S. economy;

•	decreased demand and occupancy, including substantial weakness in business travel;

•	downward pricing pressures resulting from intense competition including new competition from internet wholesalers and distributors for a reduced amount of business opportunities;

•	the continuing effects of the September 11, 2001 terrorist attacks;

•	the war with Iraq and its likely ongoing negative impact on travel and the economy; and

•	the war on terrorism, which can be expected to continue to have a significant adverse impact on travel and lodging demand.

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

For the three months ended March 31, 2003, total revenues increased by approximately $2.2 million from $34.1 million to $36.3 million. Hotel operating revenues increased by approximately $1.8 million from $29.0 million to $30.8 million. Participating lease revenue from unaffiliated lessees decreased by approximately $0.1 million from $5.1 million to $5.0 million.

The increase in hotel operating revenues was due to:

•	$1.6 million from the Radisson Convention Hotel which lease was transferred to LHL in late-January 2002 but was leased to LHL for the entire first quarter of 2003;

•	$1.1 million from the Hotel Madera and Hotel Helix, which were repositioned during the second and third quarters of 2002, and the second, third and fourth quarters of 2002, respectively;

•	$0.7 million from the Topaz Hotel and Hotel Rouge due to increased occupancy; and

•	$0.1 million from the Omaha Marriott Hotel due to increased occupancy and average daily rate.

Partly offsetting the increase in hotel operating revenues were decreases of:

•	$1.0 million from the Holiday Inn on the Hill and Harborside Hyatt Conference Center & Hotel due to reduced occupancy from weakness in demand;

•	$0.5 million from the Hotel Viking because of lower occupancy due to meeting space renovations; and

•	$0.2 million from the LaGuardia Airport Marriott due to reduced average room rate from weakness in corporate transient demand.

The decrease in participating lease revenue was due to:

•	$0.4 million from the Radisson Convention Hotel which lease was transferred to LHL in late-January 2002 but was leased to LHL for the entire first quarter of 2003; offset by:

•	$0.2 million from the San Diego Paradise Point Resort because of increased average room rate from corporate group and transient demand; and

•	$0.1 million from Le Meridien Dallas because of increased food and beverage revenue.

Other income increased by approximately $0.4 million from zero to $0.4 million due to holdover rent charged to the lessee of the Dallas property in the first quarter of 2003 (see Note 5 to the Company’s Consolidated Financial Statements).

Hotel operating expenses increased by approximately $3.0 million from $23.1 million to $26.1 million. The increase in hotel operating expenses was due to:

•	$1.4 million from the Radisson Convention Hotel which lease was transferred to LHL in late-January 2002 but was leased to LHL for the entire first quarter of 2003;

•	$1.2 million from the Hotel Madera and Hotel Helix, which were repositioned during the second and third quarters of 2002, and the second, third and fourth quarters of 2002, respectively;

•	$0.3 million from the Topaz Hotel and Hotel Rouge due to increased occupancies;

•	$0.2 million from the Holiday Inn Beachside Resort due to increased occupancy; and

•	$0.2 million from the Harborside Hyatt Conference Center & Hotel due to increased cost of sales and administrative expenses.

Partly offsetting the increase in hotel operating expenses were decreases of:

•	$0.2 million from the Hotel Viking as a result of lower occupancy; and

•	$0.1 million in hotel indirect expenses primarily as a result of the corporate action plan initiatives.

Depreciation and other amortization expense increased by approximately $1.0 million from $7.6 million to $8.6 million due to increases of:

•	$0.4 million due to the repositioning of the Hotel Madera and Hotel Helix during the second and third quarters of 2002 and the second, third and fourth quarters of 2002, respectively; and

•	$0.6 million related to other capital improvements placed into service during the last three quarters of 2002 and the first quarter of 2003.

Real estate taxes, personal property taxes, insurance and ground rent expenses increased by approximately $0.1 million from $3.0 million to $3.1 million due to increases of:

•	$0.1 million increase in real estate taxes and ground rent at the San Diego Paradise Point Resort and ground rent at the Radisson Convention Hotel.

General and administrative expense increased by approximately $0.3 million from $1.7 million to $2.0 million due to increases of:

•	$0.2 million increase in legal and audit fees; and

•	$0.1 million increase in compensation expense to executives and employees.

Interest expense decreased $0.8 million from $3.7 million to $2.9 million due to:

•	a decrease in the weighted average debt outstanding from $321.6 million to $270.2 million for the three months ended
March 31, 2002 and 2003, respectively, which includes (i) an $81.9 million net pay down in March 2002 on the Company’s credit facility with proceeds from the March 2002 Series A Preferred Share offering, (ii) additional pay downs on the Company’s credit facility with operating cash flows, offset by: (iii) additional borrowings for renovations of the Hotel Madera and the Hotel Helix during the last three quarters of 2002, and first quarter of 2003 and (iv) additional borrowings under the Company’s credit facility to finance other capital improvements during the last three quarters of 2002 and the first quarter of 2003.

Income tax benefit increased by approximately $0.6 million from $2.1 million to $2.7 million due to:

•	a $1.7 million increase in LHL’s net loss before income tax benefit from $5.0 million to $6.7 million for the three months ended March 31, 2002 and 2003, respectively.

Net income from discontinued operations decreased approximately $0.4 million from $1.0 million to $0.6 million due to:

•	a $0.5 million decrease in net rent income from the New Orleans property from $1.0 million to $0.5 million for the three months ended March 31, 2002 and 2003, respectively; and

•	a $0.1 million increase in income tax expense related to discontinued operations; offset by:

•	a $0.2 million increase in net operating income from the New Orleans Grande Hotel from zero to $0.2 million net for the three months ended March 31, 2002 and 2003, respectively. Until December 20, 2002, when the New Orleans Grande Hotel entered into a lease with LHL, net operating income was not consolidated on the Company’s financial statements.

Distributions to preferred shareholders increased $1.9 million from $0.7 million to $2.6 million. The Series A Preferred Shares were issued on March 6, 2002 and the distribution for the period ended March 31, 2002 was prorated for the actual number of days the preferred shares were outstanding; by contrast, preferred distributions for the three months ended March 31, 2003 were paid for the full quarter.

As a result of the foregoing items, net loss applicable to common shareholders increased by approximately $3.2 million from $3.1 million to $6.3 million for the three months ended March 31, 2002 and 2003, respectively.

Funds From Operations and EBITDA

The Company considers funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”) to be key measures of the Company’s performance and should be considered along with, but not as alternatives to, net income and cash flow as a measure of the Company’s operating performance and liquidity.

The Company believes that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of an equity REIT to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring, sales of properties and items classified by GAAP as extraordinary, plus real estate-related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor are they indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties.

The following is a reconciliation between net loss applicable to common shareholders and FFO for the three months ended March 31, 2003 and 2002 (in thousands, except share data).

	For the three months ended March 31,
	2003	2002
Funds From Operations (FFO):
Net loss applicable to common shareholders	$(6,312)	$(3,135)
Depreciation	8,565	8,610
Equity in depreciation of joint venture	249	241
Amortization of deferred lease costs	8	8
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(99)	(97)
Minority interest in discontinued operations	14	23

FFO	$2,425	$5,650

Weighted average number of common shares and units outstanding:
Basic	19,136,062	19,121,522
Diluted	19,262,695	19,263,193

The following is a reconciliation between net loss applicable to common shareholders and EBITDA for the three months ended March 31, 2003 and 2002 (in thousands):

	For the three months ended March 31,
	2003	2002
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net loss applicable to common shareholders	$(6,312)	$(3,135)
Interest	3,865	4,620
Equity in interest expense of joint venture	146	137
Income tax benefit:
Income tax benefit	(2,729)	(2,080)
Income tax expense from discontinued operations	69	—
Depreciation and other amortization	8,587	8,629
Equity in depreciation/amortization of joint venture	276	256
Amortization of deferred financing costs	618	576
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(99)	(97)
Minority interest in discontinued operations	14	23
Distributions to preferred shareholders	2,557	739

EBITDA	$6,992	$9,668

Off-Balance Sheet Arrangements

The joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest is subject to two mortgage loans for an aggregate amount of $120.0 million. The mortgage loans have two-year terms and can be extended at the option of the joint venture for three additional one-year terms. The mortgages bear interest at the greater of (i) the London InterBank Offered Rate plus 2.4% or (ii) 4.9%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 8.1%, effectively limiting the rate on the mortgages to 10.5%. As of March 31, 2003, the interest rate was 4.9%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures these mortgages. The Company’s pro rata share of the loans in aggregate is approximately $11.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for these mortgages.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of hotel operating cash flow distributed by LHL and the operating partnership’s cash flow from the participating leases. The partnership agreement for the operating partnership provides that distributions of available cash “shall be distributed” at least quarterly. Available cash is generally defined as net income plus any reduction in reserves and minus interest and principal payments on debt, capital expenditures, and additions to reserves and other adjustments. There are currently no contractual or other arrangements limiting payment of distributions by the operating partnership. Similarly, LHL is a wholly owned subsidiary of the operating partnership. Payments to the operating partnership are required to be paid pursuant to the terms of the lease agreements between LHL and the operating partnership relating to the properties owned by the operating partnership and leased by LHL. Except for the security deposits required under the participating leases for the three hotels not leased by LHL, the lessees’ obligations under the participating leases are unsecured and the lessees’ abilities to make rent payments to the operating partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, is dependent on the lessees’ abilities to generate sufficient cash flow from the operations of the hotels.

The terrorist attacks of September 11, 2001 dramatically curtailed both business and leisure travel and have exacerbated pressures on an already weakened economy. The Company’s operations have been adversely affected by the attacks and subsequent declines in travel. While there have been modest improvements in occupancy and average daily rates throughout 2002 and the first quarter of 2003, they remain below levels prior to September 11, 2001. The Company is unable to determine whether this adverse impact is temporary or of a more lasting duration. Military actions against Iraq or other countries, terrorists, new terrorist attacks (actual or threatened), and other political events may cause a lengthy period of uncertainty that could increase customer reluctance to travel and therefore adversely affect cash flow.

In addition, cash flow from hotel operations is subject to all operating risks common to the hotel industry.

These risks include:

•	competition for guests and meetings from other hotels, including new competition from internet wholesalers and distributors;

•	increases in operating costs including wages, benefits, insurance and energy due to inflation and other factors, which may not be offset in the future by increases in room rates;

•	dependence on demand from business and leisure travelers, including substantial weakness in business travel, which may fluctuate and be seasonal;

•	increases in energy costs, air fares, and other expenses related to travel, which may deter traveling;

•	the war with Iraq and its likely continued negative impact on travel and the economy; and

•	terrorism and actions taken against terrorists may cause additional decreases in business and leisure travel.

These factors could adversely affect the ability of the hotel operators to generate revenues and therefore adversely affect the lessees of the Company’s hotels and their ability to make rental payments to the Company pursuant to the participating leases and therefore impact the Company’s liquidity.

The Company has obtained a senior unsecured credit facility from a syndicate of banks, which provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. Management intends to renew the Company credit facility; however, there can be no assurance that the Company will be able to renew the Company credit facility upon maturity, or that if renewed, the terms will be as favorable. The Company credit facility contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness and contains financial covenants that, assuming no continuing default, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) the lesser of (a) 90% of FFO from the four-quarter rolling period or (b) 100% of free cash flow during the four-quarter rolling period and (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the Company credit facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three months ended March 31, 2003, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 3.7%. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2003. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of approximately $0.1 million for the three months ended March 31, 2003. At March 31, 2003, the Company had outstanding borrowings against the senior unsecured credit facility of $105.2 million.

Interest expense for the three months ended March 31, 2003 was $0.1 million on the $42.5 million aggregate principal amount of the Massachusetts Port Authority special project revenue bonds. Due to the nature of these bonds, they can be redeemed at any time without penalty. Letters of credit that expire on March 1, 2004, issued by General Electric Capital Corporation secure the bonds. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel and a $1.0 million letter of credit from the Company. At March 31, 2003, the Company had outstanding bonds payable of $42.5 million.

The Company has a mortgage loan that is collateralized by the Radisson Convention Hotel located in Bloomington, Minnesota and the Le Meridien Dallas. The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months ended March 31, 2003 was $0.9 million. This loan had an outstanding balance at March 31, 2003 of $44.1 million.

The Company has three mortgage loans collateralized by the Le Montrose Suite Hotel located in West Hollywood, California, the New Orleans Grande Hotel and the Holiday Inn Beachside Resort located in Key West, Florida. The loans are subject to a fixed interest rate of 8.08%, mature on July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule. Interest expense for the mortgage loans for the three months ended March 31, 2003 was $1.5 million. The mortgage loans had an aggregate outstanding balance at March 31, 2003 of $72.5 million.

LHL has obtained a three-year commitment for a $10.0 million senior unsecured revolving credit facility to be used for working capital and general corporate purposes. The LHL credit facility matures on December 31, 2003. Management intends to renew the LHL credit facility; however, there can be no assurance that the Company will be able to renew the LHL credit facility upon maturity, or that if renewed, the terms will be favorable. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the facility for the three months ended March 31, 2003 was 3.6%. Additionally, LHL is required to pay an unused commitment fee which is variable, determined from a ratings-based pricing matrix, currently set at 0.375% of the unused portion of the LHL credit facility. LHL incurred an immaterial commitment fee for the three months ended March 31, 2003. At March 31, 2003, the Company had outstanding borrowings against the LHL credit facility of approximately $8.3 million.

At March 31, 2003, the Company had approximately $10.7 million of cash and cash equivalents and approximately $11.9 million of restricted cash reserves.

Net cash provided by operating activities was approximately $0.9 million for the three months ended March 31, 2003 primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $1.1 million for the three months ended March 31, 2003 primarily due to outflows for improvements and additions at the hotels and the funding of restricted cash reserves, offset by proceeds from restricted cash reserves and distributions from the joint venture.

Net cash provided by financing activities was approximately $4.4 million for the three months ended March 31, 2003, comprised of borrowings under the senior unsecured credit facility offset by repayments of borrowings under the senior unsecured credit facility, payment of the fourth quarter 2002 and January and February 2003 distributions to the common shareholders and unitholders, payments of the fourth quarter 2002 distribution to preferred shareholders and mortgage loan repayments.

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

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of March 31, 2003, including the effect of the Company’s interest rate derivative, approximately 48.5% (including the Company’s approximate $11.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown) of the Company’s borrowings were subject to variable rates.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the participating leases. The Company’s aggregate obligation under the reserve funds was approximately $18.4 million at March 31, 2003. Four of the participating leases require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of March 31, 2003, $4.0 million was available in restricted cash reserves for future capital expenditures. Twelve of the participating leases require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of March 31, 2003, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $14.4 million. Amounts will be capitalized as incurred. As of March 31, 2003, purchase orders and letters of commitment totaling approximately $13.4 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and, therefore, the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three months ended March 31, 2003 and 2002, respectively.

	Three months ended March 31,
	2003	2002	Variance
Total Portfolio:
Occupancy	57.5%	58.6%	(2.0%)
ADR	$133.21	$139.08	(4.2%)
RevPAR	$76.58	$81.54	(6.1%)

Inflation

The Company’s revenues come primarily from its pro rata share of LaSalle Hotel Operating Partnership, L.P.’s cash flow from the participating leases and the LHL hotel operating revenues, thus the Company’s revenues will vary based on changes in the underlying hotels’ revenues. Therefore, the Company relies entirely on the performance of the hotels and the lessees’ abilities to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the lessees’ and hotel operators’ abilities to raise rates faster than inflation or even at the same rate, as has been the case for the period from the second quarter of 2001 through the first quarter of 2003.

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

Seasonality

The hotels’ operations historically have been seasonal. Fifteen of the hotels maintain higher occupancy rates during the second and third quarters, including the Marriott Seaview Resort, which generates a significant portion of its revenues from golf-related business and, as a result, its revenues also fluctuate according to the season and the weather. The Holiday Inn Beachside Resort and the New Orleans Grande Hotel generally experience their highest occupancies in the first and second quarters. These seasonality patterns can be expected to cause fluctuations in the Company’s quarterly lease revenue under the participating leases with third-party lessees and hotel operating revenue from LHL.

Litigation

The Company currently expects to engage Starwood Hotels & Resorts Worldwide, Inc. to manage and operate its hotels in New Orleans (if the pending sale of the New Orleans property is not consummated) and Dallas under the Westin brand affiliation. Meridien Hotels, Inc. (“Meridien”) currently operates the Dallas property as a wrongful holdover tenant. On December 20, 2002, Meridien abandoned the New Orleans property. The Company entered into a lease with a wholly owned subsidiary of LHL and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel. The New Orleans property is currently classified as held for sale, and as such, the property could be sold prior to consummation of engaging Starwood Hotels & Resorts Worldwide, Inc. and the anticipated brand affiliation change.

In connection with the re-branding of these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company served notice of lease termination to Meridien for both the Dallas and New Orleans properties on January 14, 2002 and December 28, 2001, respectively. The Company has an order in the District Court of Dallas County, State of Texas stating that Meridien committed an event of default as defined in the participating lease and has no lawful right of possession. The Company has initiated eviction proceedings in Dallas. In New Orleans, the District Court for the Parish of Orleans, State of Louisiana enjoined the transition, which injunction was overturned on appeal and Meridien was ordered to vacate the New Orleans property on December 20, 2002. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel awarded to Meridien in connection with the New Orleans property a net award of approximately $5.4 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover rent due under the lease. The Company is disputing the award, as well as whether Meridien is entitled to fair market value.

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

The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. Additionally, the Company believes it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. In 2002, the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases, and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The contingent lease termination expense is net of the holdover rent the Company believes it is entitled to for both properties. In the first quarter of 2003 the Company recognized additional holdover rent of $0.4 million it believes it is entitled to for the Dallas property for the first quarter of 2003. The additional holdover rent is recorded as other income in the accompanying consolidated financial statements. Based on the claims the Company has against Meridien, the Company is and will continue to seek reimbursement of legal fees and damages, and will challenge the arbitration award, which may reduce any amounts owed Meridien, and therefore ultimately any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the amount will not be greater than the recorded contingent lease termination expense; however, it does not believe that the amount of any fees or damages it may be required to pay in any of the litigation related to Meridien will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole.

In addition to the reimbursement of legal fees and holdover rent, as defined, as of March 31, 2003, notes receivable due from Meridien were approximately $0.8 million, which consist of working capital notes. As of March 31, 2003, the Company maintains a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $2.9 million, in accordance with the lease agreements.

Meridien also has sued the Company and certain of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. On August 19, 2002, the Company received an order from the court denying all of Meridien’s motions. Meridien continued with the lawsuit, however, and filed an amended complaint. The Company moved to dismiss Meridien’s lawsuit, and on March 11, 2003 the court granted the Company’s motion and dismissed all of Meridien’s claims.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company borrows at a combination of fixed and variable rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

At March 31, 2003, the Company’s outstanding borrowings under the Company credit facility were $105.2 million. Borrowings under the Company credit facility bear interest at floating rates. The weighted average interest rate under the Company credit facility for the three months ended March 31, 2003 was 3.7%. A 0.25% annualized change in interest rates would have changed interest expense by less than $0.1 million for the three months ended March 31, 2003. This change is based on the weighted average borrowings subject to floating rates under the Company credit facility for the three months ended March 31, 2003 of $72.5 million.

At March 31, 2003, the borrowings outstanding under the LHL credit facility were approximately $8.3 million. Borrowings under the LHL credit facility bear interest at variable market rates. The weighted average interest rate under the LHL credit facility for the three months ended March 31, 2003 was approximately 3.6%. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the three months ended March 31, 2003. This change is based on the weighted average borrowings subject to floating rates under the LHL credit facility for the three months ended March 31, 2003 of $2.1 million.

At March 31, 2003, the Company was the obligor with respect to MassPort Bonds with an aggregate principal amount of $42.5 million. The MassPort Bonds bear interest at a floating rate that is reset weekly and have no principal reductions prior to their scheduled maturities. The weighted average interest rate for the three months ended March 31, 2003 was 1.5%. A 0.25% annualized change in interest rates would have changed interest expense by less than $0.1 million for the three months ended March 31, 2003. This change is based on the weighted average borrowings under the bonds for the three months ended March 31, 2003 of $42.5 million.

At March 31, 2003, the mortgage loan that is collateralized by the Radisson Convention Hotel and the Le Meridien Dallas had a balance of $44.1 million. At March 31, 2003, the carrying value of this mortgage loan approximated its fair value as the interest rate associated with the borrowing approximated current market rates available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule.

At March 31, 2003, the mortgage loans that are collateralized by the Le Montrose Suite hotel located in West Hollywood, California, the New Orleans Grande Hotel and the Holiday Inn Beachside Resort located in Key West, Florida had an aggregate balance of $72.5 million. At March 31, 2003, the carrying value of these mortgage loans approximated their fair values as the interest rates associated with the borrowings approximated current market rates available for similar types of borrowing arrangements. These loans are subject to a fixed interest rate of 8.08%, mature on July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule.

On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30.0 million of the outstanding balance on its senior unsecured credit facility, which currently fixes the interest rate at 7.37% including the Company’s current spread, which varies with its leverage ratio, until December 2003.

Item 4. Controls and Procedures.

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

PART II. Other Information

Item 1. Legal Proceedings.

Neither the Company nor LaSalle Hotel Operating Partnership, L.P. is currently involved in any litigation of which the ultimate resolution, in the opinion of the Company, is expected to have a material adverse effect on the financial position, operations or liquidity of the Company and the operating partnership.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Exhibit

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The Company filed three current reports on Form 8-K during the quarter ended March 31, 2003. Information regarding items reported is as follows:

Date	Items Reported On

January 27, 2003	Item 7—Financial Statements and Exhibits
Item 9—Regulation FD Disclosure
On January 27, 2003, the Company issued a press release announcing that Ms. Kelly L. Kuhn was elected to the Company’s Board of Trustees.

Date	Items Reported On

February 11, 2003

Item 9—Regulation FD Disclosure

The Company announced a conference call to be held on Thursday, February 20, 2003 to discuss the Company’s results of operations for the quarter and year ended December 31, 2002 and its outlook for 2003.

February 19, 2003

Item 7—Financial Statements and Exhibits

Item 9—Regulation FD Disclosure

On February 19, 2003, the Company issued a press release announcing it’s results of operations for the quarter and year ended December 31, 2002 and its outlook for 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: April 21, 2003	By:	/s/ HANS S. WEGER
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

Date: April 21, 2003

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

Date: April 21, 2003

/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer
and Chief Financial Officer