Form 10-Q
period 2003-06-30
LASALLE HOTEL PROPERTIES
filed 2003-07-22
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

(301)941-1500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 18, 2003
Common Shares of Beneficial Interest ($0.01 par value)	20,760,582
10¼% Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	3,991,900

PART I. Financial Information

Item 1. Financial Statements.

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Investment in hotel properties, net (Note 2)	$595,120	$495,488
Property under development (Note 5)	12,417	—
Investment in joint venture (Note 2)	4,093	4,580
Cash and cash equivalents	1,956	6,521
Restricted cash reserves (Note 7)	22,000	18,737
Rent receivable	2,960	2,251
Notes receivable	1,352	1,802
Hotel receivables (net of allowance for doubtful accounts of $201 and $197, respectively)	10,233	5,886
Deferred financing costs, net	2,044	2,721
Deferred tax asset	7,412	4,215
Prepaid expenses and other assets	11,951	7,223
Assets sold, net (Note 3)	173	56,311

Total assets	$671,711	$605,735

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 6)	$91,777	$99,390
Bonds payable (Note 6)	42,500	42,500
Mortgage loans (including unamortized premium of $2,380) (Note 6)	134,861	70,175
Accounts payable and accrued expenses (Note 7)	25,163	16,312
Advance deposits	3,847	1,555
Accrued interest	967	650
Distributions payable	4,040	6,575
Liabilities of assets sold (Note 3)	36	48,199

Total liabilities	303,191	285,356

Minority interest in LaSalle Hotel Operating Partnership, L.P. (Note 8)	5,784	5,262
Minority interest in other partnerships	10	10

Commitments and contingencies (Note 7)	—	—

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, 3,991,900 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively (Note 8)	40	40
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 20,760,582 and 18,708,829 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively (Note 8)	208	187
Additional paid-in capital, including offering costs of $26,658 and $25,329 at June 30, 2003 and December 31, 2002, respectively	403,220	374,383
Deferred compensation	(1,540)	(1,914)
Accumulated other comprehensive loss (Note 10)	(579)	(1,050)
Distributions in excess of retained earnings	(38,623)	(56,539)

Total shareholders’ equity	362,726	315,107

Total liabilities and shareholders’ equity	$671,711	$605,735

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	For the six months ended June 30,
	2003	2002
Revenues:
Hotel operating revenues:
Room revenue	$44,777	$44,181
Food and beverage revenue	24,375	22,485
Other operating department revenue	6,178	6,104
Participating lease revenue	10,495	10,272
Interest income	124	154
Other income (Note 7)	796	12

Total revenues	86,745	83,208

Expenses:
Hotel operating expenses:
Room	12,375	11,259
Food and beverage	18,308	16,391
Other direct	3,730	3,487
Other indirect (Note 11)	23,523	21,777
Depreciation and other amortization	16,959	15,035
Real estate taxes, personal property taxes and insurance	4,789	4,406
Ground rent (Note 7)	1,623	1,421
General and administrative	3,764	3,063
Interest	6,187	6,281
Amortization of deferred financing costs	1,175	1,117
Impairment of investment in hotel property (Note 2)	2,453	—
Other expenses	79	7

Total expenses	94,965	84,244

Loss before income tax benefit, minority interest, equity in earnings of unconsolidated entities and discontinued operations	(8,220)	(1,036)
Income tax benefit (Note 12)	2,776	1,336

Income (loss) before minority interest, equity in earnings of unconsolidated entities and discontinued operations	(5,444)	300
Minority interest in LaSalle Hotel Operating Partnership, L.P.	118	(8)

Income (loss) before equity in earnings of unconsolidated entities and discontinued operations	(5,326)	292
Equity in earnings of unconsolidated entities:
Equity in income of joint venture (Note 2)	117	35

Total equity in earnings of unconsolidated entities	117	35
Income (loss) before discontinued operations	(5,209)	327
Discontinued operations (Note 3):
Income from operations of property disposed of	39	1,039
Gain on sale of property disposed of	37,091	—
Minority interest	(822)	(24)
Income tax expense (Note 12)	(64)	—

Net income from discontinued operations	36,244	1,015
Net income	31,035	1,342
Distributions to preferred shareholders	(5,115)	(3,296)

Net income (loss) applicable to common shareholders	$25,920	$(1,954)

Earnings per Common Share—Basic:
Loss applicable to common shareholders before discontinued operations	$(0.56)	$(0.16)
Discontinued operations	1.94	0.06

Net income (loss) applicable to common shareholders	$1.38	$(0.10)

Earnings per Common Share—Diluted:
Loss applicable to common shareholders before discontinued operations	$(0.55)	$(0.16)
Discontinued operations	1.92	0.06

Net income (loss) applicable to common shareholders	$1.37	$(0.10)

Weighted average number common shares outstanding:
Basic	18,725,717	18,679,391
Diluted	18,874,406	18,854,772

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended June 30,
	2003	2002
Revenues:
Hotel operating revenues:
Room revenue	$26,023	$26,144
Food and beverage revenue	14,253	13,683
Other operating department revenue	4,230	3,981
Participating lease revenue	5,535	5,199
Interest income	62	74
Other income (Note 7)	387	—

Total revenues	50,490	49,081

Expenses:
Hotel operating expenses:
Room	6,576	6,124
Food and beverage	10,121	9,525
Other direct	2,292	1,959
Other indirect (Note 11)	12,873	12,253
Depreciation and other amortization	8,372	7,390
Real estate taxes, personal property taxes and insurance	2,440	2,130
Ground rent (Note 7)	851	691
General and administrative	1,808	1,407
Interest	3,267	2,617
Amortization of deferred financing costs	584	569
Impairment of investment in hotel property (Note 2)	2,453	—
Other expenses	79	7

Total expenses	51,716	44,672

Income (loss) before income tax benefit (expense), minority interest, equity in earnings of unconsolidated entities and discontinued operations	(1,226)	4,409
Income tax benefit (expense) (Note 12)	47	(744)

Income (loss) before minority interest, equity in earnings of unconsolidated entities and discontinued operations	(1,179)	3,665
Minority interest in LaSalle Hotel Operating Partnership, L.P.	19	(105)

Income (loss) before equity in earnings of unconsolidated entities and discontinued operations	(1,160)	3,560
Equity in earnings of unconsolidated entities:
Equity in income of joint venture (Note 2)	324	132

Total equity in earnings of unconsolidated entities	324	132
Income (loss) before discontinued operations	(836)	3,692
Discontinued operations (Note 3):
Income (loss) from operations of property disposed of	(662)	47
Gain on sale of property disposed of	37,091	—
Minority interest	(808)	(1)
Income tax benefit (Note 12)	5	—

Net income from discontinued operations	35,626	46
Net income	34,790	3,738
Distributions to preferred shareholders	(2,558)	(2,557)

Net income applicable to common shareholders	$32,232	$1,181

Earnings per Common Share—Basic:
Income (loss) applicable to common shareholders before discontinued operations	$(0.18)	$0.06
Discontinued operations	1.90	—

Net income applicable to common shareholders	$1.72	$0.06

Earnings per Common Share—Diluted:
Income (loss) applicable to common shareholders before discontinued operations	$(0.18)	$0.06
Discontinued operations	1.88	—

Net income applicable to common shareholders	$1.70	$0.06

Weighted average number common shares outstanding:
Basic	18,738,977	18,680,432
Diluted	18,912,120	18,887,917

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(Unaudited)

	For the six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$31,035	$1,342
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	16,971	17,008
Amortization of deferred financing costs	2,007	1,172
Minority interest in LaSalle Hotel Operating Partnership, L.P.	704	32
Gain on sale of property disposed of	(37,091)	—
Impairment of investment in hotel property	2,453	—
Income tax benefit	(2,712)	(1,336)
Deferred compensation	374	387
Equity in (income) loss of joint venture	(117)	(35)
Changes in assets and liabilities:
Rent receivable	(324)	683
Hotel receivables, net	(5,065)	(2,635)
Prepaid expenses and other assets	2,362	(6,802)
Mortgage loan premium	2,380	—
Accounts payable and accrued expenses	(2,798)	1,899
Advance deposits	2,911	1,109
Accrued interest	(38)	(453)

Net cash flow provided by operating activities	13,052	12,371

Cash flows from investing activities:
Improvements and additions to hotel properties	(14,136)	(10,086)
Acquisition of hotel property	(50,614)	—
Distributions from joint venture	604	914
Purchase of office furniture and equipment	(126)	(19)
Repayment of notes receivable	450	1,004
Funding of notes receivable	—	(348)
Funding of restricted cash reserves	(17,327)	(7,984)
Proceeds from restricted cash reserves	14,065	1,423
Proceeds from sale of investment in hotel properties	44,625	828

Net cash flow used in investing activities	(22,459)	(14,268)

Cash flows from financing activities:
Borrowings under credit facilities	69,051	19,765
Repayments under credit facilities	(76,664)	(109,365)
Repayments of mortgage loans	(726)	(753)
Payment of deferred financing costs	(5)	(582)
Proceeds from exercise of stock options	43	—
Proceeds from issuance of preferred shares	—	99,798
Proceeds from issuance of common shares	30,064	—
Payment of preferred offering costs	—	(3,868)
Payment of common offering costs	(1,088)	—
Distributions-preferred shares	(5,115)	(739)
Distributions-common shares	(10,718)	(382)

Net cash flow provided by financing activities	4,842	3,874

Net change in cash and cash equivalents	(4,565)	1,977
Cash and cash equivalents, beginning of period	6,521	2,718

Cash and cash equivalents, end of period	$1,956	$4,695

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

For the six months ended June 30, 2003

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

As of June 30, 2003, the Company owned interests in 17 hotels with approximately 5,600 suites/rooms located in eleven states and the District of Columbia. The Company owns 100% equity interests in 15 of the hotels, a controlling 95.1% interest in a partnership that owns one hotel and a non-controlling 9.9% equity interest in a joint venture that owns one hotel. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. Three of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 13 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 11). Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. The hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a non-controlling 9.9% equity interest (see Note 2).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of the operating partnership. The Company owns approximately 97.7% of the operating partnership at June 30, 2003. The remaining 2.3% is held by other limited partners who hold 424,686 limited partnership units. Limited partnership units are redeemable for cash, or at the option of the Company, a like number of common shares of beneficial interest of the Company.

2. Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements and related notes have been prepared in accordance with the financial information and accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2002 audited financial statements included in the Company’s 2002 Annual Report on Form 10-K and present interim disclosures as required by the Securities and Exchange Commission (“SEC”). These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

A significant portion of the Company’s revenues and expenses comes from the operations of the individual hotels. The Company uses revenues and expenses that are estimated and projected by the hotel operators to produce quarterly financial statements since the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company uses revenue and expense estimates for the last month of each quarter and actual revenue and expense amounts for the first two months of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically these differences have not been material. The Company believes the aggregate estimate of quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are materially correct.

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings under the Company’s senior unsecured credit facility, borrowings under LHL’s credit facility, special project revenue bonds issued by the Massachusetts Port Authority (see Note 6) and mortgage loans on four properties. Due to their short maturities, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts that reasonably approximate fair value. As borrowings under the senior unsecured credit facility, borrowings under LHL’s credit facility and the Massachusetts Port Authority Special Project Revenue Bonds bear interest at variable market rates, carrying values approximate market value at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003 and December 31, 2002, the carrying value of the mortgage loans approximated fair value as the interest rates associated with the borrowings approximated current market rates available for similar types of borrowing arrangements.

Investment in Hotel Properties

The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and three to five years for furniture, fixtures and equipment.

The Company periodically reviews the carrying value of each hotel to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel to reflect the hotel at fair value. In July 2003, management of the Company changed its intent from holding its investment in the Holiday Inn Beachside Resort to selling the property due to the projected cost of renovating the property and receiving an unsolicited offer to purchase the property. As a result, the Company wrote down its investment in the Holiday Inn Beachside Resort by $2,453 to its estimated fair value, net of estimated costs to sell. The Board of Trustees approved management’s plan to sell the asset subsequent to June 30, 2003 (see Note 17). The Company does not believe that there are any facts or circumstances indicating impairment of any of its other investments in its hotels.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a hotel is considered held for sale when a contract for sale is entered into or when management has committed to a plan to sell an asset, the asset is actively marketed and sale is expected to occur within one year.

Intangible Assets

The Company has an intangible asset for rights to build in the future, which has an indefinite useful life. The Company does not amortize intangible assets with indefinite useful lives. The non-amortizable intangible asset is reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset. The intangible asset for rights to build in the future is included in property under development in the accompanying consolidated balance sheet.

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

Revenue Recognition

For properties not leased by LHL, the Company recognizes lease revenue on an accrual basis pursuant to the terms of each participating lease. Base and participating rent are each recognized based on quarterly thresholds pursuant to each participating lease. For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations. For the Lansdowne Resort, the Company deferrs golf membership fees and recognizes revenue on a straight-line basis over the average expected life of an average membership (currently six years).

Recently Issued Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which amended Statement No. 4, affects income statement classification of gains and losses from extinguishment of debt. Statement No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under Statement No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the Financial Accounting Standards Board does not believe it should be considered extraordinary under the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in Accounting Principles Board Opinion No. 30. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted Statement No. 145 effective January 1, 2003, and extinguishment of debt is classified under the criteria in Accounting Principles Board Opinion No. 30. Adoption did not have a material effect on the Company.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of Interpretation No. 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date the Company has not entered into any guarantees.

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

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 Share Option and Incentive Plan. Accordingly, no compensation costs were recognized for stock options granted to the Company’s employees, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123 prospectively for all options granted to employees and members of the Board of Trustees. Options granted under the 1998 Share Option and Incentive Plan vest over three to four years, therefore the costs related to stock-based compensation for 2003 and 2002 are less than that which would have been recognized if the fair value based method had been applied to all grants since the original effective date of Statement No. 123.

The following table illustrates the effect on net income and basic and diluted earnings per share if the fair value based method had been applied to all outstanding and unvested grants in each period.

	For the six months ended June 30,		For the three months ended June 30,
	2003	2002	2003	2002
	Proforma	Proforma	Proforma	Proforma
Net income (loss) available to common shareholders	$25,920	$(1,954)	$32,232	$1,181
Stock-based employee compensation expense	(11)	(74)	(5)	(36)

Proforma net income (loss) available to common shareholders	$25,909	$(2,028)	$32,227	$1,145

Proforma net income (loss) available to common shareholders per common share:
Basic	$1.38	$(0.11)	$1.72	$0.06

Diluted	$1.37	$(0.11)	$1.70	$0.06

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

3. Discontinued Operations

Effective August 1, 2002, the Company entered into an exclusive listing agreement for the sale of its New Orleans property. The asset was classified as held for sale at that time because the property was being actively marketed and sale was expected to occur within one year; accordingly depreciation was suspended. Effective January 3, 2003, the Company entered into a purchase and sale agreement, which was amended February 10, 2003, to sell its New Orleans property with net sales proceeds of $91,500. The asset was sold on April 21, 2003 (see Note 4). Total revenues related to the asset of $1,075 and $6,306 comprised of hotel operating revenues, and income before income tax expense related to the asset of $35,621 and $36,308 for the three months and six months ended June 30, 2003, respectively, are included in discontinued operations. Revenues and expenses for the three months and six months ended June 30, 2002 have been reclassified to conform to the current presentation.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company allocated $207 and $1,152 of interest expense to discontinued operations for the three months and six months ended June 30, 2003, respectively.

As of June 30, 2003, the Company had unsettled assets and liabilities of $173 and $36, respectively, related to the sale of the New Orleans property. The Company expects all assets and liabilities to be settled in the third quarter 2003.

At June 30, 2003, the Company had no assets held for sale and no liabilities of assets held for sale.

4. Disposition of Hotel Property

On April 21, 2003, the Company sold the New Orleans Grande Hotel for $92,500 resulting in a gain of approximately $37,091. The gain is recorded in discontinued operations on the accompanying consolidated financial statements. The asset was classified as held-for-sale effective August 1, 2002 at which time depreciation was suspended. Based on initial pricing expectations, the Company expected a gain on the sale of the asset, and, as such, no impairment of the asset was recorded.

The Company redeployed the net sale proceeds of approximately $91,500 through an Internal Revenue Code Section 1031 like kind exchange (see Note 5).

5. Acquisition of Hotel Properties

On June 17, 2003, the Company acquired a 100% interest in Lansdowne Resort, a 296-room, full-service golf resort and conference center located in Lansdowne, Virginia, for $115,800 including $52,955 in cash and the assumption of a $62,845 mortgage loan (see Note 6). In conjunction with the assumption of the mortgage, the Company recorded a premium of $2,380, which will be amortized over the expected remaining life of the mortgage loan. Also in conjunction to the assumption of the mortgage loan, the seller transferred to the Company a $5,000 debt service reserve escrow, which is included in restricted cash. If the mortgage loan is prepaid, the seller is entitled to the remaining value of the debt service reserve (after prepayment penalty) in the form of cash or common shares of beneficial interest, as defined.

The source of the funding for the acquisition was the Company’s 1031-escrow and Company’s credit facility. The Company leases the hotel to LHL. Benchmark Hospitality manages the property under a five-year management agreement. The Company expects to undertake a development program, developing a second golf course, currently projected at a total of approximately $22,000, and therefore, as of June 30, 2003, total property under development was $12,417, including $3,734 of future air rights for land development.

6. Long-Term Debt

Credit Facility

The Company has obtained a senior unsecured credit facility from a syndicate of banks, which provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. Management intends to renew the Company credit facility; however, there can be no assurance that the Company will be able to renew the Company credit facility upon maturity, or that if renewed, the terms will be as favorable. The Company’s credit facility contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. Borrowings under the Company’s credit facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The Company’s credit facility contains financial covenants that, assuming no continuing default, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) the lesser of (a) 90% of funds from operations from the four-quarter rolling period or (b) 100% of free cash flow during the four-quarter rolling period and (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. For the three months and six months ended June 30, 2003, the weighted average interest rate for borrowings under the Company’s credit facility was approximately 4.0% and 3.8%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2003. Additionally, the Company is required to pay a variable commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.50% of the unused portion of the Company’s credit facility. The Company incurred an unused commitment fee of approximately $109 and $209 for the three months and six months ended June 30, 2003, respectively. At June 30, 2003 and December 31, 2002, the Company had outstanding borrowings against the Company’s credit facility of $91,000 and $94,700 respectively.

LHL has obtained a three-year commitment for a $10,000 senior unsecured revolving credit facility to be used for working capital and general corporate purposes. LHL’s credit facility matures on December 31, 2003. Management intends to renew the LHL credit facility; however, there can be no assurance that the Company will be able to renew LHL’s credit facility upon maturity, or that if renewed, the terms will be as favorable. Borrowings under LHL’s credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For both the three months and six months ended June 30, 2003, the weighted average interest rate under LHL’s credit facility was approximately 3.6%. Additionally, LHL is required to pay a variable commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the unused portion of LHL’s credit facility. LHL incurred an unused commitment fee of approximately $1 and $2 for the three months and six months ended June 30, 2003. At June 30, 2003 and December 31, 2002, LHL had outstanding borrowings against LHL’s credit facility of approximately $777 and $4,690, respectively.

Bonds Payable

The Company is the obligor with respect to $37.1 million tax-exempt special project revenue bonds and $5.4 million taxable special project revenue bonds, both issued by the Massachusetts Port Authority (collectively, the “MassPort Bonds”). The MassPort Bonds have a 17-year maturity, bear interest based on a weekly floating rate and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time at the Company’s option without penalty. The MassPort Bonds are secured by letters of credit issued by GE Capital Corporation, which expire on March 1, 2004, and for which the Company incurs a 2.0% annual maintenance fee, which is included in amortization of deferred financing costs. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel and a $1.0 million letter of credit from the Company. For both the three months and six months ended June 30, 2003, the weighted average interest rate with respect to the MassPort Bonds was approximately 1.2%. Interest expense relating to the Massport Bonds for the three months and six months ended June 30, 2003 was $126 and $247, respectively. At both June 30, 2003 and December 31, 2002, MassPort Bonds were outstanding with an aggregate principal amount of $42,500.

Mortgage Loans

The Company, through a partnership, is subject to a ten-year mortgage loan that is secured by the Radisson Convention Hotel, located in Bloomington, Minnesota and the Westin City Center Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the two hotels that secure the loan. The mortgage loan had a principal balance of $43,915 and $44,300 at June 30, 2003 and December 31, 2002, respectively.

The Company, through two partnerships, is subject to two ten-year mortgage loans that are secured by the Le Montrose Suite Hotel located in West Hollywood, California and the Holiday Inn Beachside Resort located in Key West, Florida, respectively. The Company had a third mortgage loan collateralized by the New Orleans Grande Hotel. The hotel was sold on April 21, 2003 (see Note 4), and the purchaser assumed the $46,680 principal balance of the mortgage loan secured by the New Orleans Grande Hotel at that time. The remaining two mortgage loans bear interest at a fixed rate of 8.08%, mature on July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule. These mortgage loan agreements require the partnerships to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes on the Le Montrose Suite Hotel and the Holiday Inn Beachside Resort, respectively. The principal balance of these mortgage loans (excluding the principal balance of $46,867 at December 31, 2002 on the mortgage loan collateralized by the New Orleans Grande Hotel) was $25,721 and $25,875 at June 30, 2003 and December 31, 2002, respectively.

The Company is subject to a five-year mortgage loan that is secured by the Lansdowne Resort located in Lansdowne, Virginia. The Company assumed the mortgage upon purchase of the property on June 17, 2003. In conjunction with the assumption of the mortgage, the Company recorded a premium of $2,380, which will be amortized over the expected remaining life of the mortgage loan. Also in conjunction with the assumption of the mortgage loan, the seller transferred to the Company a $5,000 debt service reserve escrow, which is included in restricted cash. If the mortgage loan is prepaid, the seller is entitled to the remaining value of the debt service reserve (after prepayment penalty) in the form of cash or common shares of beneficial interest, as defined. The loan bears interest at a floating rate of the London InterBank Offered Rate plus 4.5%, matures on January 28, 2007, and requires interest and principal payments based on a 25-year amortization schedule. The loan has a London InterBank Offered Rate floor of 3.0% and permits prepayment beginning on February 11, 2004. As of June 30, 2003, the interest rate was 7.5%. The mortgage loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes on the Lansdowne Resort in addition to reserves for various property improvements and sales tax. The principal balance of the mortgage loan at June 30, 2003, including an unamortized premium of $2,380, was $65,225.

7. Commitments and Contingencies

Ground Leases

Three of the hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel and Radisson Convention Hotel, are subject to ground leases under non-cancelable operating leases with terms ranging out to May 2049. Total ground lease expense (including $24 and $128 of ground lease expense for the three months and six months ended June 30, 2003, respectively, related to the New Orleans Grande Hotel, which was sold on April 21, 2003, and is reported in discontinued operations on the accompanying consolidated financial statements) for the three months and six months ended June 30, 2003 was $875 and $1,751, respectively.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels as determined pursuant to the participating leases. The Company’s aggregate obligation under the reserve funds was approximately $19,904 at June 30, 2003. Four of the participating leases and one mortgage agreement require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of June 30, 2003, $4,604 was available in restricted cash reserves for future capital expenditures. Eleven of the participating leases require that the Company reserve funds equal to 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of June 30, 2003, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $15,300. Amounts will be capitalized as incurred. As of June 30, 2003, purchase orders and letters of commitment totaling approximately $11,124 have been issued for renovations at the hotels. Any unexpended reserve funds will remain the property of the Company upon termination of a participating lease.

The lease relating to the Chicago Marriott Downtown requires the joint venture entity that owns such hotel to reserve restricted cash equal to 5.0% of the hotel’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Restricted Cash Reserves

At June 30, 2003, the Company held $22,000 in restricted cash reserves. Included in such amounts are (i) $4,604 of reserve funds relating to the hotels with leases requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) a $5,820 collateral for a surety bond related to the Litigation with Meridien Hotels, Inc. (see Litigation in this Note), (iii) $2,800 for future renovations and conversion costs expected to be incurred after the Dallas property is re-branded under the Westin brand affiliation and (iv) $8,776 deposited in mortgage escrow accounts pursuant to mortgages to pre-fund a portion of certain hotel expenses.

Litigation

The Company has engaged Starwood Hotels & Resorts Worldwide, Inc. to manage and operate its Dallas hotel under the Westin brand affiliation. Meridien Hotels, Inc. (“Meridien”) had been operating the Dallas property as a wrongful holdover tenant, until the Westin brand conversion occurred on July 14, 2003 under court order. On December 20, 2002, Meridien abandoned the Company’s New Orleans hotel. The Company entered into a lease with a wholly owned subsidiary of LHL and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel. The New Orleans property thereafter was sold on April 21, 2003 for $92.5 million.

In connection with the re-branding of these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company served notice of lease termination to Meridien for both the Dallas and New Orleans properties on January 14, 2002 and December 28, 2001, respectively. The Company has an order in the District Court of Dallas County, State of Texas stating that Meridien committed an event of default as defined in the participating lease and has no lawful right of possession. The Company initiated eviction proceedings in Dallas, and prevailed in that litigation, obtaining a Judgment of Possession in June 2003. In New Orleans, the District Court for the Parish of Orleans, State of Louisiana enjoined the transition, which injunction was overturned on appeal and Meridien was ordered to vacate the New Orleans property on December 20, 2002. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to a net award of approximately $5.4 million in connection with the New Orleans property, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. The Company is disputing the arbitration decision, as well as whether Meridien is entitled to fair market value.

Additionally, with respect to the Dallas and New Orleans leases, Meridien is disputing the calculation of participating rent. The total amount Meridien is disputing is approximately $2.0 million. Consistent with the express terms of the lease, however, Meridien has paid the participating rent due for 2001 and 2002 in full. The Company continues to believe the calculation is correct, consistent with the lease terms, and has recognized the revenue in the appropriate periods.

The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. Additionally, the Company believes it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. In 2002 the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases, and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The contingent lease termination expense was net of the holdover rent the Company believes it is entitled to for both properties and in the first and second quarters of 2003 the Company adjusted this liability by additional holdover rent of $395 and $380, respectively, it believes it is entitled to for the Dallas property as well as other payments resulting in a balance of $2.6 million as of June 30, 2003, included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. The additional holdover rent is recorded as other income in the accompanying consolidated financial statements. Based on the claims the Company has against Meridien, the Company is and will continue to seek reimbursement of legal fees and damages, and will challenge the arbitration determination, which may reduce any amounts owed Meridien, and therefore ultimately any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the amount will not be greater than the recorded contingent lease termination expense.

In addition to the reimbursement of legal fees and holdover rent, as defined, a working capital note of $300 is due from Meridien as of June 30, 2003, The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations, including certain working capital notes and outstanding base rent.

Meridien also has sued the Company and certain of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. On August 19, 2002, the Company received an order from the court denying all of Meridien’s motions. Meridien continued with the lawsuit, however, and filed an amended complaint. The Company moved to dismiss Meridien’s lawsuit, and on March 11, 2003 the court granted the Company’s motion and dismissed all of Meridien’s claims. On April 9, 2003, Meridien filed a notice of appeal.

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

8. Shareholders’ Equity

Common Shares of Beneficial Interest

Commencing January 1, 2003, the Company modified its dividend policy to provide for monthly, rather than quarterly, distributions, on its outstanding common shares of beneficial interest.

On January 15, 2003, the Company paid a quarterly cash distribution for the quarter ended December 31, 2002 to shareholders of the Company and partners of the operating partnership in the amount of $0.21 per common share and per partnership unit. The distribution had been declared on December 13, 2002, payable to shareholders and unitholders of record at the close of business on December 31, 2002.

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

On April 15, 2003, the Company declared monthly cash distributions to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit for each of April, May and June 2003.

On May 15, 2003, the Company paid a monthly cash distribution for the month of April 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution had been declared on April 15, 2003 payable to common shareholders and unitholders of record at the close of business on April 30, 2003.

On June 13, 2003, the Company paid a monthly cash distribution for the month of May 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution had been declared on April 15, 2003 payable to common shareholders and unitholders of record at the close of business on May 31, 2003.

On June 26, 2003, the Company completed an underwritten public offering of 2,041,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $29,105. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. Raymond James & Associates, Inc. acted as the sole underwriter for this transaction. In addition to the 2,041,000 common shares of beneficial interest offered, the Company has granted Raymond James & Associates, Inc. an option to purchase up to an additional 204,000 common shares of beneficial interest to cover over-allotments, if any.

Preferred Shares

On January 15, 2003, the Company paid a quarterly cash distribution for the quarter ended December 31, 2002 of $0.64 per Series A Preferred Share to preferred shareholders of record at the close of business on January 1, 2003.

On April 15, 2003, the Company paid a quarterly cash distribution for the quarter ended March 31, 2003 of $0.64 per Series A Preferred Share to preferred shareholders of record at the close of business on April 1, 2003.

Operating Partnership Units

As of June 30, 2003, LaSalle Hotel Operating Partnership, L.P. had 424,686 units outstanding, representing a 2.3% partnership interest held by the limited partners.

9. Share Option and Incentive Plan

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

On April 29, 2003, the Company granted an aggregate of 3,000 restricted shares of common stock to the Company’s Board of Trustees. These common shares were issued under the 1998 Share Option and Incentive Plan. These restricted shares vest over three years. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. The fair market value of the common stock on the date of the grant was $14.05. Compensation cost is recognized on a straight-line basis over the vesting period. Compensation expense recognized for the restricted shares issued April 29, 2003, for both the three months and six months ended June 30, 2003 was $2.

At June 30, 2003 there were 417,706 common shares available for future grant under the 1998 Share Option and Incentive Plan.

10. Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30,000 of the balance outstanding on the Company credit facility, which as of June 30, 2003, fixes the interest rate at 7.62% including the Company’s current spread, which varies with its leverage ratio. As of June 30, 2003, there was $579 in unrealized losses included in accumulated other comprehensive loss, a component of shareholders’ equity. The hedge is effective in offsetting the variable cash flows; therefore no gain or loss was realized during the six months ended June 30, 2003.

The following table summarizes the notional value and fair value of the Company’s derivative financial instrument. The notional value at June 30, 2003 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At June 30, 2003:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$30,000	4.868%	12/31/03	$(579)

At June 30, 2003, the derivative instrument was reported at its fair value of $(579) and is included within accounts payable and accrued expenses in the accompanying consolidated financial statements.

11. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

The following other indirect hotel operating expenses, including expenses related to discontinued operations, were incurred by the hotels leased by LHL:

	For the six months ended June 30,		For the three months ended June 30,
	2003	2002	2003	2002
General and administrative	$8,391	$6,918	$4,282	$3,652
Sales and marketing	5,753	4,867	2,835	2,715
Repairs and maintenance	4,044	3,297	2,038	1,743
Utilities and insurance	3,301	2,696	1,523	1,252
Management and incentive fees	3,052	3,011	2,216	2,377
Other expenses	697	988	316	514

Total other indirect expenses	$25,238	$21,777	$13,210	$12,253

As of June 30, 2003, LHL leased the following 13 hotels owned by the Company:

•	Marriott Seaview Resort

•	LaGuardia Airport Marriott

•	Omaha Marriott Hotel

•	Harborside Hyatt Conference Center & Hotel

•	Hotel Viking

•	Topaz Hotel

•	Hotel Rouge

•	Hotel Madera

•	Hotel Helix

•	Holiday Inn on the Hill

•	Holiday Inn Beachside Resort

•	Radisson Convention Hotel

•	Lansdowne Resort

All of the remaining hotels in which the Company owns an interest, excluding the Chicago Marriott Downtown, are leased directly to affiliates of the operators of such hotels.

12. Income Taxes

Income tax benefit of $2,712 (including tax expense of $64 related to discontinued operations) is comprised of state and local tax expense of $347 on the operating partnership’s income and federal, state and local tax benefit of $3,059 on LHL’s loss of $7,747 before income tax benefit.

The components of the LHL income tax benefit were as follows:

	For the six months ended June 30,
	2003	2002
Federal:
Current	—	—
Deferred	$2,386	$1,001
State and local:
Current	—	—
Deferred	673	347

Total income tax benefit	$3,059	$1,348

The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of June 30, 2003, the Company had a deferred tax asset of $7,412 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2023 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. The deferred tax asset is classified as non-current because the reversal in the subsequent year cannot be reasonably estimated.

13. Earnings Per Common Share

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

	For the six months ended June 30,		For the three months ended June 30,
	2003	2002	2003	2002
Numerator:
Net income (loss) applicable to common shareholders before discontinued operations	$(10,324)	$(2,969)	$(3,394)	$1,135
Discontinued operations	36,244	1,015	35,626	46

Net income (loss) applicable to common shareholders	$25,920	$(1,954)	$32,232	$1,181

Denominator:
Weighted average number of common shares—Basic	18,725,717	18,679,391	18,738,977	18,680,432
Effect of dilutive securities:
Common stock options	148,689	175,381	173,143	207,485

Weighted average number of common shares—Diluted	18,874,406	18,854,772	18,912,120	18,887,917

Basic Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations	$(0.56)	$(0.16)	$(0.18)	$0.06
Discontinued operations	1.94	0.06	1.90	—

Net income (loss) applicable to common shareholders per weighted average common share	$1.38	$(0.10)	$1.72	$0.06

Diluted Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations	$(0.55)	$(0.16)	$(0.18)	$0.06
Discontinued operations	1.92	0.06	1.88	—

Net income (loss) applicable to common shareholders per weighted average common share	$1.37	$(0.10)	$1.70	$0.06

14. Comprehensive Income

For the six months ended June 30, 2003, comprehensive income was $26,391. As of June 30, 2003 and December 31, 2002 the Company’s accumulated other comprehensive loss was $579 and $1,050, respectively. The change in accumulated other comprehensive loss was entirely due to the Company’s unrealized losses on its interest rate derivative. For the six months ended June 30, 2003, the Company reclassified $532 of accumulated other comprehensive loss to earnings as interest expense. Within the next six months, at which time the Company’s interest rate derivative matures, the Company expects to reclassify $579 of the amount held in accumulated other comprehensive income/loss to earnings as interest expense.

15. Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2003	2002
Interest paid, net of capitalized interest	$7,377	$8,653

Interest capitalized	$29	$398

Distributions payable (common shares)	$1,483	$—

Distributions payable (preferred shares)	$2,557	$2,557

Issuance of common shares for board of trustees compensation	$36	$75

In conjunction with the LHL lease transitions related to the Key West and Bloomington properties, the Company assumed the following assets and liabilities:
Accounts receivable, net	$—	$175
Other assets	—	307
Liabilities	—	(482)

Total net assets	$—	$—

In conjunction with the hotel disposition, the Company disposed of the following assets and liabilities:
Sale of real estate	$(54,361)	$—
Mortgage loan assumed	46,680	—
Other assets	(620)	—
Liabilities	767	—
Gain on sale of property disposed of	(37,091)	—

Disposition of hotel property	$(44,625)	$—

In conjunction with the hotel acquisition, the Company assumed the following assets and liabilities:
Purchase of real estate	$115,800	$—
Mortgage loan assumed	(62,845)	—
Other assets	6,685	—
Liabilities	(9,026)	—

Acquisition of hotel property	$50,614	$—

16. Pro Forma Financial Information (Unaudited)

The following condensed pro forma financial information is presented as if the acquisition of Lansdowne Resort as discussed in Note 5 had been consummated and leased as of January 1, 2002.

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisition had been consummated and the Hotel had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the six months ended June 30,		For the three months ended June 30,
	2003	2002	2003	2002
Total revenues	$102,887	$100,668	$60,217	$58,437

Net income applicable to common shareholders of beneficial interest	$24,907	$125	$32,542	$2,225
Net income applicable to common shareholders of beneficial interest per weighted average common shares of beneficial interest outstanding
—basic	$1.33	$0.01	$1.74	$0.12
—diluted	$1.32	$0.01	$1.72	$0.12
Weighted average number of common shares of beneficial interest
—basic	18,725,717	18,679,392	18,738,977	18,680,432
—diluted	18,874,406	18,854,772	18,912,120	18,887,917

17. Subsequent Events

On July 1, 2003 Raymond James & Associates, Inc., the sole underwriter of the Company’s June 26, 2003 underwritten public offering of 2,041,000 common shares of beneficial interest, exercised their option to purchase an additional 204,000 common shares of beneficial interest.

On July 14, 2003 the Company terminated its third-party operating lease on the Dallas property with Meridien Hotels, Inc. and entered into a lease with LHL on essentially the same terms. There was no cost relating to the lease termination. Concurrently, the hotel was re-branded as a Westin and LHL entered into an agreement with Starwood Hotels & Resorts Worldwide, Inc. to manage the hotel as the Westin City Center.

On July 15, 2003, the Company paid a monthly cash distribution for the month of June 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution had been declared on April 15, 2003 payable to common shareholders and unitholders of record at the close of business on June 30, 2003.

On July 15, 2003, the Company declared monthly cash distributions to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit for each of July, August and September 2003.

On July 16, 2003, the Board of Trustees approved management’s commitment to a plan to sell the Holiday Inn Beachside Resort, located in Key West, Florida.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, risk factors discussed in the Company’s 2002 Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Estimates

Estimate of Hotel Revenues and Expenses

A significant portion of the Company’s revenues and expenses comes from the operations of the individual hotels. The Company uses revenues and expenses that are estimated and projected by the hotel operators to produce quarterly financial statements since the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing with the SEC by the filing deadline prescribed by the SEC. Generally, the Company uses revenue and expense estimates for the last month of each quarter and actual revenue and expense amounts for the first two months of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically these differences have not been material. The Company believes the aggregate estimate of quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are materially correct. An estimated contingent lease liability related to the Company’s litigation with Meridien Hotels, Inc. is reported in accounts payable and accrued expenses in the accompanying consolidated financial statements.

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

Although hotel occupancy levels improved on a steady and gradual basis during the first two quarters of 2003, management anticipates continued pressures on revenues over the next twelve months due to:

•	the weakened U.S. economy;

•	decreased demand and occupancy, including substantial weakness in business travel;

•	downward pricing pressures resulting from intense competition, including new competition from internet wholesalers and distributors for a reduced amount of business opportunities;

•	the continuing effects of the September 11, 2001 terrorist attacks;

•	the war with Iraq and its likely ongoing negative impact on travel and the economy; and

•	the war on terrorism, which can be expected to continue to have a significant adverse impact on travel and lodging demand.

Comparison of the Six Months ended June 30, 2003 to the Six Months Ended June 30, 2002

For the six months ended June 30, 2003, total revenues increased by approximately $3.5 million from $83.2 million to $86.7 million. Hotel operating revenues increased by approximately $2.5 million from $72.8 million to $75.3 million. Participating lease revenue from unaffiliated lessees increased by approximately $0.2 million from $10.3 million to $10.5 million.

The increase in hotel operating revenues was due to:

•	$0.5 million from the Radisson Convention Hotel which lease was transferred to LHL in late-January 2002 but was leased to LHL for the entire first two quarters of 2003;

•	$3.8 million from the Hotel Madera and Hotel Helix, which were repositioned during the second and third quarters of 2002, and the second, third and fourth quarters of 2002, respectively; but were open during the first two quarters of 2003,

•	$0.8 million from the Topaz Hotel and Hotel Rouge due to increased occupancy;

•	$0.4 million from the Omaha Marriott Hotel and Holiday Inn Beachside Resort due to increased occupancy and average room rate, and

•	$1.3 million from the Lansdowne Resort which was purchased in June, 2003.

Partly offsetting the increase in hotel operating revenues were decreases of:

•	$2.1 million from the Holiday Inn on the Hill and Harborside Hyatt Conference Center & Hotel due to reduced occupancy from weakness in demand;

•	$0.9 million from the Hotel Viking because of lower occupancy due to meeting space renovations; and

•	$1.3 million from the LaGuardia Airport Marriott and Marriott Seaview Resort due to reduced average room rate from weakness in corporate transient demand.

The increase in participating lease revenue was due to:

•	$0.6 million from the San Diego Paradise Point Resort due to increased occupancy and average room rate from increased corporate group and transient demand; offset by:

•	$0.4 million decrease from the Radisson Convention Hotel which lease was transferred to LHL in late-January 2002 but was leased to LHL for the entire first and second quarters of 2003.

Other income increased by approximately $0.8 million from zero to $0.8 million due to holdover rent charged to the lessee of the Dallas property in the first and second quarter of 2003 (see Note 7 to the Company’s Consolidated Financial Statements).

Hotel operating expenses increased by approximately $5.0 million from $52.9 million to $57.9 million. The increase in hotel operating expenses was due to:

•	$3.2 million from the Hotel Madera and Hotel Helix, which were repositioned during the second and third quarters of 2002, and the second, third and fourth quarters of 2002, respectively;

•	$1.1 million from the Radisson Convention Hotel which lease was transferred to LHL in late-January 2002 but was leased to LHL for the entire first and second quarters of 2003;

•	$0.3 million from the Holiday Inn Beachside Resort due to increased occupancy;

•	$0.2 million from the Topaz Hotel and Hotel Rouge due to increased occupancies;

•	$0.1 million from the Harborside Hyatt Conference Center & Hotel due to increased cost of sales and administrative expenses; and

•	$0.8 million from the Lansdowne Resort which was purchased in June 2003.

Partly offsetting the increase in hotel operating expenses were decreases of:

•	$0.6 million from the LaGuardia Airport Marriott, Hotel Viking and Holiday Inn on the Hill as a result of lower occupancy; and

•	$0.1 million in hotel indirect expenses primarily as a result of the corporate action plan initiatives.

Depreciation and other amortization expense increased by approximately $2.0 million from $15.0 million to $17.0 million due to increases of:

•	$0.7 million related to other capital improvements placed into service during the last two quarters of 2002 and the first quarter and second quarter of 2003.

•	$1.0 million due to the repositioning of the Hotel Madera and Hotel Helix during the second and third quarters of 2002 and the second, third and fourth quarters of 2002, respectively; and

•	$0.3 million from Lansdowne which was purchased in June 2003.

Real estate taxes, personal property taxes, insurance and ground rent expenses increased by approximately $0.6 million from $5.8 million to $6.4 million due to increases of:

•	$0.4 million increase in real estate taxes and ground rent at the San Diego Paradise Point Resort and ground rent at the Radisson Convention Hotel, and Harborside Hyatt Conference Center and Hotel; and

•	$0.2 million increase in real estate taxes for the hotels located in the District of Columbia.

General and administrative expense increased by approximately $0.7 million from $3.1 million to $3.8 million due to increases of:

•	$0.5 million increase in pursuit costs and legal and audit fees; and

•	$0.2 million increase in compensation expense to executives and employees.

Interest expense decreased $0.1 million from $6.3 million to $6.2 million due to:

•	a decrease in the Company’s weighted average debt outstanding from $286.8 million to $260.3 million for the six months ended June 30, 2002 and 2003, respectively, which includes (i) an $81.9 million net pay down in March 2002 on the Company’s credit facility with proceeds from the March 2002 Series A Preferred Share offering, (ii) a $29.1 million paydown in June 2003 on the Company’s credit facility with proceeds from the June 2003 common stock offering, (iii) additional pay downs on the Company’s credit facility with operating cash flows, offset by: (iv) additional borrowings for renovations of the Hotel Madera and the Hotel Helix during the last two quarters of 2002, and first quarter of 2003, (v) additional borrowings for renovations of Holiday Inn on the Hill during the last quarter of 2002 and first quarter of 2003, and (vi) additional borrowings under the Company’s credit facility to finance other capital improvements during the last two quarters of 2002 and the first two quarters of 2003; and

•	a decrease in the Company’s weighted average interest rate from 5.7% to 5.6% for the six months ended June 30, 2002 and 2003, respectively.

Impairment of investment in hotel properties increased $2.5 million from zero due to Company’s management changing its intent from holding its investment in the Holiday Inn Beachside Resort to selling the property. As a result, the Company wrote down its investment in the Holiday Inn Beachside Resort by $2.5 million, to its estimated fair value, net of estimated costs to sell.

Income tax benefit increased by approximately $1.5 million from $1.3 million to $2.8 million due to:

•	a $4.5 million increase in LHL’s net loss before income tax benefit from $3.2 million to $7.7 million for the six months ended June 30, 2002 and 2003, respectively.

Net income from discontinued operations increased approximately $35.2 million from $1.0 million to $36.2 million due to:

•	a $37.1 million gain on the sale of the New Orleans property on April 21, 2003;

•	a $1.1 million decrease in net rent income from the New Orleans property from $1.0 million in income to a less than $0.1 million loss for the six months ended June 30, 2002 and 2003, respectively;

•	a $0.8 million increase in minority interest;

•	a $0.1 million increase in income tax expense related to discontinued operations; offset by:

•	a $0.1 million increase in net operating income from the New Orleans Grande Hotel from zero to $0.1 million net for the six months ended June 30, 2002 and 2003, respectively. Until December 20, 2002, when the New Orleans Grande Hotel entered into a lease with LHL, net operating income was not consolidated on the Company’s financial statements.

Distributions to preferred shareholders increased $1.8 million from $3.3 million to $5.1 million. The Series A Preferred Shares were issued on March 6, 2002 and the first quarter 2002 distribution was prorated for the actual number of days the preferred shares were outstanding. The second quarter 2002 distribution was paid for the entire quarter. By contrast, preferred distributions for the six months ended June 30, 2003 were paid for the entire two quarters.

As a result of the foregoing items, net income applicable to common shareholders increased by approximately $27.9 million from a loss of $2.0 million to a net income of $25.9 million for the six months ended June 30, 2002 and 2003, respectively.

Comparison of the Three Months ended June 30, 2003 to the Three Months Ended June 30, 2002

For the three months ended June 30, 2003, total revenues increased by approximately $1.4 million from $49.1 million to $50.5 million. Hotel operating revenues increased by approximately $0.7 million from $43.8 million to $44.5 million. Participating lease revenue from unaffiliated lessees increased by approximately $0.3 million from $5.2 million to $5.5 million.

The increase in hotel operating revenues was due to:

•	$2.7 million from the Hotel Madera and Hotel Helix, which were repositioned during the second and third quarters of 2002, and the second, third and fourth quarters of 2002, respectively;

•	$0.2 million from Holiday Inn Beachside Resort due to increased occupancy and average room rate from strong transient demand;

•	$0.1 million from the Omaha Marriott Hotel due to increased occupancy and average daily rate.

•	$1.3 million from Lansdowne Resort which was purchased in June 2003.

Partly offsetting the increase in hotel operating revenues were decreases of:

•	$1.1 million from the Holiday Inn on the Hill and Harborside Hyatt and Conference Center & Hotel due to reduced occupancy from weakness in demand;

•	$0.4 million from the Hotel Viking because of lower occupancy due to meeting space renovations;

•	$0.6 million from the LaGuardia Airport Marriott due to reduced average room rate from weakness in corporate transient demand;

•	$1.1 million from Radisson Convention Hotel due to reduced average room rate and group demand; and

•	$0.4 million from Marriott Seaview Resort due to reduced occupancy as a result of an extended rainy season.

The increase in participating lease revenue was due to:

•	$0.3 million from the San Diego Paradise Point Resort because of increased average room rate from corporate group and transient demand

Other income increased by approximately $0.4 million from zero to $0.4 million due to holdover rent charged to the lessee of the Dallas property in the second quarter of 2003 (see Note 7 to the Company’s Consolidated Financial Statements).

Hotel operating expenses increased by approximately $2.0 million from $29.9 million to $31.9 million. The increase in hotel operating expenses was due to:

•	$1.9 million from the Hotel Madera and Hotel Helix, which were repositioned during the second and third quarters of 2002, and the second, third and fourth quarters of 2002, respectively;

•	$0.1 million from the Holiday Inn Beachside Resort due to increased occupancy; and

•	$0.8 million from Lansdowne Resort which was purchased in June 2003.

Partly offsetting the increase in hotel operating expenses were decreases of:

•	$0.3 million from LaGuardia Airport Marriott due to lower occupancy;

•	$0.2 million from Radisson Convention Hotel due to reduced occupancy;

•	$0.2 million from the Holiday Inn on the Hill as a result of food and beverage costs due to reduced group functions; and

•	$0.1 million in hotel indirect expenses primarily as a result of the corporate action plan initiatives.

Depreciation and other amortization expense increased by approximately $1.0 million from $7.4 million to $8.4 million due to increases of:

•	$0.6 million due to the repositioning of the Hotel Madera and Hotel Helix during the second and third quarters of 2002 and the second, third and fourth quarters of 2002, respectively; and

•	$0.3 million from Lansdowne which was purchased in June 2003; and

•	$0.1 million related to other capital improvements placed into service during the last three quarters of 2002 and the first quarter of 2003.

Real estate taxes, personal property taxes, insurance and ground rent expenses increased by approximately $0.5 million from $2.8 million to $3.3 million due to increases of:

•	$0.2 million increase in real estate taxes and ground rent at the San Diego Paradise Point Resort and ground rent at the Radisson Convention Hotel and Harborside Hyatt Conference Center and Hotel;

•	$0.2 million increase in real estate taxes for the hotels located in the District of Columbia; and

•	$0.1 million increase in insurance for the Holiday Inn Beachside Resort.

General and administrative expense increased by approximately $0.4 million from $1.4 million to $1.8 million due to increases of:

•	$0.2 million increase in legal and audit fees;

•	$0.1 million increase in compensation expense to executives and employees; and

•	$0.1 million increase in pursuit cost write-off and office expenses.

Interest expense increased $0.7 million from $2.6 million to $3.3 million due to:

•	a decrease in the weighted average debt outstanding from $252.4 million to $250.6 million for the three months ended June 30, 2002 and 2003, respectively, which includes (i) an $81.9 million net pay down in March 2002 on the Company’s credit facility with proceeds from the March 2002 Series A Preferred Share offering, (ii) a $29.1 million paydown in June 2003 on the Company’s credit facility with proceeds from the June 2003 common stock offering; (iii) additional pay downs on the Company’s credit facility with operating cash flows, offset by: (iv) additional borrowings for renovations of the Hotel Madera and the Hotel Helix during the last three quarters of 2002, and first quarter of 2003 and (v) additional borrowings under the Company’s credit facility to finance other capital improvements during the last three quarters of 2002 and the first quarter of 2003.

•	a decrease in the Company’s weighted average interest rate from 5.6% to 5.5% for the three months ended June 30, 2002 and 2003, respectively.

•	a decrease in capitalized interest for the three months ended June 30, 2002 and 2003 from $0.4 million to less than $0.1 million, respectively.

Impairment of investment in hotel properties increased $2.5 million from zero due to Company’s management changing its intent from holding its investment in the Holiday Inn Beachside Resort to selling the property. As a result, the Company wrote down its investment in the Holiday Inn Beachside Resort by $2.5 million, to its estimated fair value, net of estimated costs to sell.

Income tax benefit increased by approximately $0.8 million from a $0.7 million expense to less than $0.1 million benefit due to:

•	a $2.8 million increase in LHL’s net loss before income tax expense from a $1.8 million in income to a net loss before income tax benefit of $1.0 million for the three months ended June 30, 2002 and 2003, respectively.

Equity in earnings of unconsolidated entities increased approximately $0.2 million from $0.1 million to $0.3 million due to an increase in net operating income of the Chicago Marriott Downtown.

Net income from discontinued operations increased approximately $35.6 million from less than $0.1 million to $35.6 million due to:

•	a $37.1 million gain on the sale of the New Orleans property on April 21, 2003;

•	a $0.8 million increase in minority interest expense;

•	a $0.6 million decrease in net rent income from the New Orleans property from a less than $0.1 million income to $0.6 million loss for the three months ended June 30, 2002 and 2003, respectively; and

•	a $0.1 million increase in income tax expense related to discontinued operations.

As a result of the foregoing items, net income applicable to common shareholders increased by approximately $31.0 million from $1.2 million to $32.2 million for the three months ended June 30, 2002 and 2003, respectively.

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

The following is a reconciliation between net income (loss) applicable to common shareholders and FFO for the six months and three months ended June 30, 2003 and 2002 (in thousands):

	For the six months ended June 30,		For the three months ended June 30,
	2003	2002	2003	2002
Funds From Operations (FFO):
Net income (loss) applicable to common shareholders	$25,920	$(1,954)	$32,232	$1,181
Depreciation	16,914	16,968	8,349	8,358
Equity in depreciation of joint venture	503	484	254	243
Amortization of deferred lease costs	27	16	19	9
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(118)	8	(19)	105
Minority interest in discontinued operations	822	24	808	1
Gain on sale of property disposed of	(37,091)	—	(37,091)	—
Impairment of investment in hotel property	2,453	—	2,453	—
Equity in extraordinary loss of joint venture	—	150	—	150

FFO	$9,430	$15,696	$7,005	$10,047

Weighted average number of common shares and units outstanding:
Basic	19,150,403	19,122,575	19,163,597	19,123,615
Diluted	19,299,092	19,297,955	19,336,740	19,331,100

The following is a reconciliation between net income (loss) applicable to common shareholders and EBITDA for the six months and three months ended June 30, 2003 and 2002 (in thousands):

	For the six months ended June 30,		For the three months ended June 30,
	2003	2002	2003	2002
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income (loss) applicable to common shareholders	$25,920	$(1,954)	$32,232	$1,181
Interest	7,339	8,200	3,474	3,580
Equity in interest expense of joint venture	293	275	147	138
Income tax (benefit) expense:
Income tax (benefit) expense	(2,776)	(1,336)	(47)	744
Income tax (benefit) expense from discontinued operations	64	—	(5)	—
Depreciation and other amortization	16,971	17,008	8,384	8,379
Equity in depreciation/amortization of joint venture	558	519	282	263
Amortization of deferred financing costs	2,007	1,172	1,389	596
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(118)	8	(19)	105
Minority interest in discontinued operations	822	24	808	1
Distributions to preferred shareholders	5,115	3,296	2,558	2,557

EBITDA	$56,195	$27,212	$49,203	$17,544

Off-Balance Sheet Arrangements

The joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest is subject to two mortgage loans for an aggregate amount of $120.0 million. The mortgage loans have two-year terms and can be extended at the option of the joint venture for three additional one-year terms. The mortgages bear interest at the greater of (i) the London InterBank Offered Rate plus 2.4% or (ii) 4.9%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 8.1%, effectively limiting the rate on the mortgages to 10.5%. As of June 30, 2003, the interest rate was 4.9%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures these mortgages. The Company’s pro rata share of the loans in aggregate is approximately $11.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for these mortgages.

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

The terrorist attacks of September 11, 2001 dramatically curtailed both business and leisure travel and have exacerbated pressures on an already weakened economy. The Company’s operations have been adversely affected by the attacks and subsequent declines in travel. While there have been modest improvements in occupancy and average daily rates throughout 2002 and the first two quarters of 2003, they remain below levels prior to September 11, 2001. The Company is unable to determine whether this adverse impact is temporary or of a more lasting duration. Military actions against Iraq or other countries, terrorists, new terrorist attacks (actual or threatened), and other political events may cause a lengthy period of uncertainty that could increase customer reluctance to travel and therefore adversely affect cash flow.

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

The Company has obtained a senior unsecured credit facility from a syndicate of banks, which provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. Management intends to renew the Company credit facility; however, there can be no assurance that the Company will be able to renew the Company credit facility upon maturity, or that if renewed, the terms will be as favorable. The Company’s credit facility contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness and contains financial covenants that, assuming no continuing default, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) the lesser of (a) 90% of FFO from the four-quarter rolling period or (b) 100% of free cash flow during the four-quarter rolling period and (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the Company credit facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three months and six months ended June 30, 2003, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 4.0% and 3.8%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2003. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.50% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of approximately $0.1 million and $0.2 million, respectively, for the three months and six months ended June 30, 2003. At June 30, 2003, the Company had outstanding borrowings against the senior unsecured credit facility of $91.0 million.

Interest expense for the three months and six months ended June 30, 2003 was $0.1 million and $0.2 million, respectively, on the $42.5 million aggregate principal amount of the Massachusetts Port Authority special project revenue bonds. Due to the nature of these bonds, they can be redeemed at any time without penalty. Letters of credit that expire on March 1, 2004, issued by General Electric Capital Corporation secure the bonds. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel and a $1.0 million letter of credit from the Company. At June 30, 2003, the Company had outstanding bonds payable of $42.5 million.

The Company has a mortgage loan that is collateralized by the Radisson Convention Hotel located in Bloomington, Minnesota and the Westin City Center Dallas. The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months and six months ended June 30, 2003 was $0.9 million and $1.8 million, respectively. This loan had an outstanding balance at June 30, 2003 of $43.9 million.

The Company has two mortgage loans collateralized by the Le Montrose Suite Hotel located in West Hollywood, California and the Holiday Inn Beachside Resort located in Key West, Florida, respectively. The Company had a third mortgage loan collateralized by the New Orleans Grande Hotel. The hotel was sold on April 21, 2003, and the purchaser assumed the $46.7 million principal balance of the mortgage loan at that time (see Note 4 to the Company’s consolidated financial statements). The remaining loans are subject to a fixed interest rate of 8.08%, mature on July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule. Interest expense for the mortgage loans (excluding interest expense of $0.2 million and $1.2 million for the three months and six months ended June 30, 2003, respectively, on the mortgage loan collateralized by the New Orleans Grande Hotel) for the three months and six months ended June 30, 2003 was $0.5 million and $1.0 million, respectively. The mortgage loans had an aggregate outstanding balance at June 30, 2003 of $25.7 million.

The Company has a five-year mortgage loan that is secured by the Lansdowne Resort located in Lansdowne, Virginia. The Company assumed the mortgage upon purchase of the property on June 17, 2003. In conjunction with the assumption of the mortgage, the Company recorded a premium of $2.4 million, which will be amortized over the expected remaining life of the mortgage loan. Also in conjunction to the assumption of the mortgage loan, the seller transferred to the Company a $5.0 million debt service reserve escrow, which is included in restricted cash. If the mortgage loan is prepaid, the seller is entitled to the remaining value of the debt service reserve (after prepayment penalty) in the form of cash or common shares of beneficial interest, as defined. The loan bears interest at a floating rate of the London InterBank Offered Rate plus 4.5%, matures on January 28, 2007, and requires interest and principal payments based on a 25-year amortization schedule. The loan has a London InterBank Offered Rate floor of 3.0% and permits prepayment beginning on February 11, 2004. As of June 30, 2003, the interest rate was 7.5%. Interest expense for both the three months and six months ended June 30, 2003 was $0.2 million. This loan had an outstanding principal balance at June 30, 2003 including an unamortized premium of $2.4 million of $65.2 million.

LHL has obtained a three-year commitment for a $10.0 million senior unsecured revolving credit facility to be used for working capital and general corporate purposes. LHL’s credit facility matures on December 31, 2003. Management intends to renew LHL’s credit facility; however, there can be no assurance that the Company will be able to renew LHL’s credit facility upon maturity, or that if renewed, the terms will be as favorable. Borrowings under LHL’s credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the facility for both the three months and six months ended June 30, 2003 was 3.6%. Additionally, LHL is required to pay an unused commitment fee which is variable, determined from a ratings or leveraged-based pricing matrix, currently set at 0.375% of the unused portion of LHL’s credit facility. LHL incurred an immaterial commitment fee for the three months and six months ended June 30, 2003. At June 30, 2003, the Company had outstanding borrowings against LHL’s credit facility of approximately $0.8 million.

At June 30, 2003, the Company had approximately $2.0 million of cash and cash equivalents and approximately $22.0 million of restricted cash reserves.

Net cash provided by operating activities was approximately $13.1 million for the six months ended June 30, 2003 primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $22.5 million for the six months ended June 30, 2003 primarily due to outflows for the acquisition of Lansdowne Resort in June 2003, improvements and additions at the hotels and the funding of restricted cash reserves, offset by proceeds from the sale of the New Orleans Property in April 2003, proceeds from restricted cash reserves and distributions from the joint venture.

Net cash provided by financing activities was approximately $4.8 million for the six months ended June 30, 2003, primarily due to borrowings under the senior unsecured credit facility and proceeds from the June 2003 common stock offering offset by repayments of borrowings under the senior unsecured credit facility, payment of the fourth quarter 2002 and January through May 2003 monthly distributions to the common shareholders and unitholders, payments of the fourth quarter 2002 and first quarter 2003 distributions to preferred shareholders and mortgage loan repayments.

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

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of June 30, 2003, including the effect of the Company’s interest rate derivative, approximately 64.3% (including the Company’s approximate $11.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown) of the Company’s borrowings were subject to variable rates.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the participating leases. The Company’s aggregate obligation under the reserve funds was approximately $19.9 million at June 30, 2003. Four of the participating leases and one mortgage agreement require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of June 30, 2003, $4.6 million was available in restricted cash reserves for future capital expenditures. Eleven of the participating leases require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of June 30, 2003, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $15.3 million. Amounts will be capitalized as incurred. As of June 30, 2003, purchase orders and letters of commitment totaling approximately $11.1 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and, therefore, the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three months and six months ended June 30, 2003 and 2002, respectively.

	Six months ended June 30,			Three months ended June 30,
	2003	2002	Variance	2003	2002	Variance
Total Portfolio:
Occupancy	63.1%	62.6%	0.7%	68.3%	68.7%	(0.6%)
ADR	$136.10	$140.21	(2.9%)	$141.88	$146.98	(3.5%)
RevPAR	$85.82	$87.82	(2.3%)	$96.97	$101.03	(4.0%)

Inflation

The Company’s revenues come primarily from its pro rata share of LaSalle Hotel Operating Partnership, L.P.’s cash flow from the participating leases and the LHL hotel operating revenues, thus the Company’s revenues will vary based on changes in the underlying hotels’ revenues. Therefore, the Company relies entirely on the performance of the hotels and the lessees’ abilities to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the lessees’ and hotel operators’ abilities to raise rates faster than inflation or even at the same rate, as has been the case for the period from the second quarter of 2001 through the first two quarters of 2003.

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

Seasonality

The hotels’ operations historically have been seasonal. Sixteen of the hotels maintain higher occupancy rates during the second and third quarters, including the Marriott Seaview Resort and Lansdowne Resort, which generate a significant portion of their revenues from golf-related business and, as a result, their revenues also fluctuate according to the season and the weather. The Holiday Inn Beachside Resort generally experiences its highest occupancies in the first and second quarters. These seasonality patterns can be expected to cause fluctuations in the Company’s quarterly lease revenue under the participating leases with third-party lessees and hotel operating revenue from LHL.

Litigation

The Company has engaged Starwood Hotels & Resorts Worldwide, Inc. to manage and operate its Dallas hotel under the Westin brand affiliation. Meridien Hotels, Inc. (“Meridien”) had been operating the Dallas property as a wrongful holdover tenant, until the Westin brand conversion occurred on July 14, 2003 under court order. On December 20, 2002, Meridien abandoned the Company’s New Orleans hotel. The Company entered into a lease with a wholly owned subsidiary of LHL and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel. The New Orleans property thereafter was sold on April 21, 2003 for $92.5 million.

In connection with the re-branding of these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company served notice of lease termination to Meridien for both the Dallas and New Orleans properties on January 14, 2002 and December 28, 2001, respectively. The Company has an order in the District Court of Dallas County, State of Texas stating that Meridien committed an event of default as defined in the participating lease and has no lawful right of possession. The Company initiated eviction proceedings in Dallas, and prevailed in that litigation, obtaining a Judgment of Possession in June 2003. In New Orleans, the District Court for the Parish of Orleans, State of Louisiana enjoined the transition, which injunction was overturned on appeal and Meridien was ordered to vacate the New Orleans property on December 20, 2002. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to a net award of approximately $5.4 million in connection with the New Orleans property, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. The Company is disputing the arbitration decision, as well as whether Meridien is entitled to fair market value.

Additionally, with respect to the Dallas and New Orleans leases, Meridien is disputing the calculation of participating rent. The total amount Meridien is disputing is approximately $2.0 million. Consistent with the express terms of the lease, however, Meridien has paid the participating rent due for 2001 and 2002 in full. The Company continues to believe the calculation is correct, consistent with the lease terms, and has recognized the revenue in the appropriate periods.

The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. Additionally, the Company believes it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. In 2002 the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases, and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The contingent lease termination expense was net of the holdover rent the Company believes it is entitled to for both properties and in the first and second quarters of 2003 the Company adjusted this liability by additional holdover rent of $0.4 million and $0.4 million, respectively, it believes it is entitled to for the Dallas property as well as other payments resulting in a balance of $2.6 million as of June 30, 2003, included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. The additional holdover rent is recorded as other income in the accompanying consolidated financial statements. Based on the claims the Company has against Meridien, the Company is and will continue to seek reimbursement of legal fees and damages, and will challenge the arbitration determination, which may reduce any amounts owed Meridien, and therefore ultimately any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the amount will not be greater than the recorded contingent lease termination expense.

In addition to the reimbursement of legal fees and holdover rent, as defined, a working capital note of $0.3 million is due from Meridien as of June 30, 2003, The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations, including certain working capital notes and outstanding base rent.

Meridien also has sued the Company and certain of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. On August 19, 2002, the Company received an order from the court denying all of Meridien’s motions. Meridien continued with the lawsuit, however, and filed an amended complaint. The Company moved to dismiss Meridien’s lawsuit, and on March 11, 2003 the court granted the Company’s motion and dismissed all of Meridien’s claims. On April 9, 2003, Meridien filed a notice of appeal.

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

At June 30, 2003, the Company’s outstanding borrowings under the Company credit facility were $91.0 million. Borrowings under the Company credit facility bear interest at floating rates. The weighted average interest rate under the Company credit facility for the three months and six months ended June 30, 2003 was 4.0% and 3.8%, respectively. A 0.25% annualized change in interest rates would have changed interest expense by less than $0.1 million for the six months ended June 30, 2003. This change is based on the weighted average borrowings subject to floating rates under the Company credit facility for the six months ended June 30, 2003 of $76.3 million.

At June 30, 2003, the borrowings outstanding under LHL’s credit facility were approximately $0.8 million. Borrowings under LHL’s credit facility bear interest at floating rates. The weighted average interest rate under LHL’s credit facility for both the three months and six months ended June 30, 2003 was approximately 3.6%. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the six months ended June 30, 2003. This change is based on the weighted average borrowings subject to floating rates under LHL’s credit facility for the six months ended June 30, 2003 of $8.4 million.

At June 30, 2003, the Company was the obligor with respect to MassPort Bonds with an aggregate principal amount of $42.5 million. The MassPort Bonds bear interest at a floating rate that is reset weekly and have no principal reductions prior to their scheduled maturities. The weighted average interest rate for both the three months and six months ended June 30, 2003 was 1.2%. A 0.25% annualized change in interest rates would have changed interest expense by less than $0.1 million for the six months ended June 30, 2003. This change is based on the weighted average borrowings under the bonds for the six months ended June 30, 2003 of $42.5 million.

At June 30, 2003, the mortgage loan that is collateralized by the Radisson Convention Hotel and the Westin City Center Dallas (formerly Le Meridien Dallas) had a balance of $43.9 million. At June 30, 2003, the carrying value of this mortgage loan approximated its fair value as the interest rate associated with the borrowing approximated current market rates available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule.

At June 30, 2003, the mortgage loans that are collateralized by the Le Montrose Suite hotel located in West Hollywood, California and the Holiday Inn Beachside Resort located in Key West, Florida had an aggregate balance of $25.7 million. At June 30, 2003, the carrying value of these mortgage loans approximated their fair values as the interest rates associated with the borrowings approximated current market rates available for similar types of borrowing arrangements. These loans are subject to a fixed interest rate of 8.08%, mature on July 31, 2010, and require interest and principal payments based on a 27-year amortization schedule.

At June 30, 2003, the mortgage loan collateralized by the Lansdowne Resort located in Lansdowne, Virginia had a principal balance of $65.2 million including an unamortized premium of $2.4 million. This mortgage loan bears interest at a floating rate that is reset monthly. The weighted average interest rate for both the three months and six months ended June 30, 2003 was 7.5%. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the six months ended June 30, 2003. At June 30, 2003, the carrying value of the mortgage loan approximated its fair value as the interest rate associated with the borrowings approximated current market rate available for similar types of borrowing arrangements. This loan matures on January 28, 2007 and requires interest and principal payments based on a 25-year amortization schedule.

On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30.0 million of the outstanding balance on its senior unsecured credit facility, which currently fixes the interest rate at 7.62% including the Company’s current spread, which varies with its leverage ratio, until December 2003.

Item 4. Controls and Procedures.

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) were effective as of June 30, 2003.

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

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 24, 2003, the Company held its Annual Meeting of Shareholders. The matters on which the shareholders voted, in person or by proxy, were:

(i)	for the election of three Class II trustees of the Company to serve until the 2006 Annual Meeting of Shareholders and until their successors are duly elected and qualified;

(ii)	the ratification of the appointment KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2003.

The three nominees were elected and the ratification of the appointment of the independent auditors was approved. The results of the voting were as follows:

Election of Trustees:

Trustee	Votes For	Votes Against	Votes Withheld
Darryl Hartley-Leonard	16,972,849	0	328,568
Kelly L. Kuhn	16,972,140	0	329,276
William S. McCalmont	16,972,111	0	329,306

Ratification of Appointment of Independent Auditors:

Votes For	Votes Against	Votes Withheld
16,924,263	367,223	9,930

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxlley Act of 2002.

(b) Reports on Form 8-K.

The Company filed nine current reports on Form 8-K during the quarter ended June 30, 2003. Information regarding items reported is as follows:

Date	Items Reported On
April 11, 2003

Item 9—Regulation FD Disclosure

The Company announced a conference call to be held on Tuesday, April 22, 2003 to discuss the Company’s results of operations for the quarter ended March 31, 2003 and its outlook for the remainder of the year.

April 21, 2003	Item 7—Financial Statements and Exhibits Item 9—Regulation FD Disclosure On April 21, 2003, the Company issued a press release announcing the sale of the New Orleans Grande Hotel.

April 21, 2003

Item 7—Financial Statements and Exhibits

Item 9—Regulation FD Disclosure

On April 21, 2003, the Company issued a press release announcing its results of operations for the quarter ended March 31, 2003 and its outlook for the remainder of the year.

June 17, 2003

Item 2—Acquisitions or Disposition of Assets

Item 7—Financial Statements, Pro Forma Financial Information and Exhibits

Item 9—Regulation FD Disclosure

On June 17, 2003, the Company issued a press release announcing the acquisition of Lansdowne.

June 17, 2003	Item 2—Acquisitions or Disposition of Assets Item 7—Financial Statements, Pro Forma Financial Information and Exhibits Item 9—Regulation FD Disclosure

On June 17, 2003, the Company issued a press release announcing the acquisition of Lansdowne.

June 17, 2003

Item 2—Acquisitions or Disposition of Assets

Item 7—Financial Statements, Pro Forma Financial Information and Exhibits

Item 9—Regulation FD Disclosure

On June 17, 2003, the Company issued a press release announcing the acquisition of Lansdowne.

June 25, 2003	Item 7—Financial Statements, Proforma Financial Information and Exhibits Consent of Ernst & Young, LP dated June 25, 2003

June 26, 2003

Item 7—Financial Statements, Proforma Financial Information and Exhibits

Item 9—Regulation FD Disclosure

On June 26, 2003 the Company issued a press release announcing the sale of 2,041,000 common shares of beneficial interest.

June 27, 2003

Item 7—Financial Statements and Exhibits

Underwriting Agreement dated as of June 25, 2003 by and among Lasalle Hotel Properties, LaSalle Hotel Operating Partnership, L.P. and Raymond James & Associates, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: July 21, 2003	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer and Chief Financial Officer