Form 10-Q
period 2003-09-30
LASALLE HOTEL PROPERTIES
filed 2003-10-22
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).

Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at October 20, 2003

Common Shares of Beneficial Interest ($0.01 par value)	20,990,419

10¼% Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	3,991,900

8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000

PART I. Financial Information

Item 1.	Financial Statements.

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Investment in hotel properties, net (Note 2)	$598,850	$495,488
Property under development	12,905	—
Investment in joint venture (Note 2)	4,083	4,580
Cash and cash equivalents	9,400	6,521
Restricted cash reserves (Note 7)	22,341	18,737
Rent receivable	3,032	2,251
Notes receivable	1,052	1,802
Hotel receivables (net of allowance for doubtful accounts of $268 and $197, respectively)	11,694	5,886
Deferred financing costs, net	1,451	2,721
Deferred tax asset	7,571	4,215
Prepaid expenses and other assets	12,103	7,223
Assets sold, net (Note 4)	91	56,311

Total assets	$684,573	$605,735

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 6)	$90,081	$99,390
Bonds payable (Note 6)	42,500	42,500
Mortgage loans (including $2,173 unamortized premium) (Note 6)	122,795	70,175
Accounts payable and accrued expenses (Note 7)	24,955	16,312
Advance deposits	3,756	1,555
Accrued interest	770	650
Distributions payable	4,056	6,575
Liabilities of assets sold (Note 4)	251	48,199

Total liabilities	289,164	285,356
Minority interest in LaSalle Hotel Operating Partnership, L.P. (Note 8)	5,797	5,262
Minority interest in other partnerships	10	10
Commitments and contingencies (Note 7)	—	—

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized ,
10 1/4% Series A-3,991,900 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively (Note 8)	40	40
8 3/8% Series B-1,000,000 and zero shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively (Note 8)	10	—
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 20,990,419 and 18,708,829 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively (Note 8)	210	187
Additional paid-in capital, including offering costs of $27,468 and $25,329 at September 30, 2003 and December 31, 2002, respectively	430,733	374,383
Deferred compensation	(1,329)	(1,914)
Accumulated other comprehensive loss (Note 10)	(288)	(1,050)
Distributions in excess of retained earnings	(39,774)	(56,539)

Total shareholders’ equity	389,602	315,107

Total liabilities and shareholders’ equity	$684,573	$605,735

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

Revenues:
Hotel operating revenues:
Room revenue	$31,970	$26,021	$72,597	$66,285
Food and beverage revenue	19,047	12,773	42,775	34,662
Other operating department revenue	6,105	4,139	12,196	10,160
Participating lease revenue	6,958	7,239	17,454	17,511
Interest income	64	74	188	228
Other income (Note 7)	110	5	906	17

Total revenues	64,254	50,251	146,116	128,863

Expenses:
Hotel operating expenses:
Room	7,566	6,029	19,032	16,509
Food and beverage	13,277	9,225	31,036	25,093
Other direct	3,285	1,881	6,876	5,323
Other indirect (Note 11)	15,763	11,526	37,601	31,646
Depreciation and other amortization	8,222	7,303	24,451	21,966
Real estate taxes, personal property taxes and insurance	2,630	1,945	7,114	6,067
Ground rent (Note 7)	1,147	1,064	2,771	2,484
General and administrative	1,877	1,530	5,626	4,587
Interest	3,544	2,196	9,266	8,006
Amortization of deferred financing costs	575	553	1,731	1,651
Impairment of investment in hotel property (Note 2)	—	—	2,453	—
Other expenses	12	—	91	7

Total expenses	57,898	43,252	148,048	123,339

Income (loss) before income tax benefit (expense), minority interest, equity in earnings of unconsolidated entities and discontinued operations	6,356	6,999	(1,932)	5,524
Income tax benefit (expense) (Note 12)	13	(516)	2,691	769

Income before minority interest, equity in earnings of unconsolidated entities and discontinued operations	6,369	6,483	759	6,293
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(115)	(154)	(23)	(151)

Income before equity in earnings of unconsolidated entities and discontinued operations	6,254	6,329	736	6,142
Equity in earnings of unconsolidated entities:
Equity in income of joint venture (Note 2)	190	211	307	246

Total equity in earnings of unconsolidated entities	190	211	307	246
Income before discontinued operations	6,444	6,540	1,043	6,388
Discontinued operations (Note 3):
Income (loss) from operations of property disposed of	(414)	285	(307)	1,763
Gain (loss) on sale of properties disposed of	(295)	—	36,796	—
Minority interest	14	(9)	(782)	(44)
Income tax benefit (Note 12)	62	105	96	156

Net income (loss) from discontinued operations	(633)	381	35,803	1,875
Net income	5,811	6,921	36,846	8,263
Distributions to preferred shareholders	(2,557)	(2,557)	(7,672)	(5,853)

Net income applicable to common shareholders	$3,254	$4,364	$29,174	$2,410

Earnings per Common Share—Basic:
Income (loss) applicable to common shareholders before discontinued operations	$0.19	$0.21	$(0.34)	$0.03
Discontinued operations	(0.03)	0.02	1.84	0.10

Net income applicable to common shareholders	$0.16	$0.23	$1.50	$0.13

Earnings per Common Share—Diluted:
Income (loss) applicable to common shareholders before discontinued operations	$0.18	$0.21	$(0.34)	$0.03
Discontinued operations	(0.03)	0.02	1.82	0.10

Net income applicable to common shareholders	$0.15	$0.23	$1.48	$0.13

Weighted average number common shares outstanding:
Basic	20,959,713	18,690,822	19,478,258	18,683,243
Diluted	21,197,051	18,826,814	19,657,100	18,845,144

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(Unaudited)

	For the nine months ended September 30,
	2003	2002

Cash flows from operating activities:
Net income	$36,846	$8,263
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	25,193	24,643
Amortization of deferred financing costs	2,843	1,761
Minority interest in LaSalle Hotel Operating Partnership, L.P.	805	195
Gain on sale of property	(37,087)	—
Loss on sale of property	291	—
Impairment of investment in hotel property	2,453	—
Income tax benefit	(2,787)	(925)
Deferred compensation	585	576
Equity in income of joint venture	(307)	(246)
Changes in assets and liabilities:
Rent receivable	(396)	(235)
Hotel receivables, net	(6,558)	(3,036)
Deferred tax asset	(569)	(974)
Prepaid expenses and other assets	3,052	(6,279)
Mortgage loan premium	2,173	—
Accounts payable and accrued expenses	(2,285)	3,841
Advance deposits	2,820	588
Accrued interest	(354)	(1,106)

Net cash flow provided by operating activities	26,718	27,066

Cash flows from investing activities:
Improvements and additions to hotel properties	(19,608)	(20,208)
Acquisition of hotel properties	(75,142)	—
Distributions from joint venture	804	914
Purchase of office furniture and equipment	(194)	(19)
Repayment of notes receivable	750	1,529
Funding of notes receivable	—	(873)
Funding of restricted cash reserves	(18,368)	(9,338)
Proceeds from restricted cash reserves	14,764	2,286
Proceeds from sale of investment in hotel properties	50,001	828

Net cash flow used in investing activities	(46,993)	(24,881)

Cash flows from financing activities:
Borrowings under credit facilities	108,129	39,564
Repayments under credit facilities	(117,438)	(131,142)
Repayments of mortgage loans	(1,193)	(1,125)
Payment of deferred financing costs	(5)	(570)
Proceeds from exercise of stock options	374	—
Proceeds from issuance of preferred shares	25,000	99,798
Proceeds from issuance of common shares	33,069	—
Payment of preferred offering costs	(592)	(3,868)
Payment of common offering costs	(1,322)	—
Distributions-preferred shares	(7,672)	(3,296)
Distributions-common shares	(15,196)	(573)

Net cash flow provided by (used in) financing activities	23,154	(1,212)

Net change in cash and cash equivalents	2,879	973
Cash and cash equivalents, beginning of period	6,521	2,718

Cash and cash equivalents, end of period	$9,400	$3,691

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

For the nine months ended September 30, 2003

(Dollars in thousands, except per share data)

(Unaudited)

1. Organization

LaSalle Hotel Properties (the “Company”), a Maryland real estate investment trust (“REIT”), buys, owns and leases primarily upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-administered and self-managed REIT as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders.

As of September 30, 2003, the Company owned interests in 17 hotels with approximately 5,600 suites/rooms located in ten states and the District of Columbia. The Company owns 100% equity interests in 15 of the hotels, a controlling 95.1% interest in a partnership that owns one hotel and a non-controlling 9.9% equity interest in a joint venture that owns one hotel. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 14 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 11). Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. The hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a non-controlling 9.9% equity interest (see Note 2).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of the operating partnership. The Company owns approximately 98.0% of the operating partnership at September 30, 2003. The remaining 2.0% is held by other limited partners who hold 424,686 limited partnership units. Limited partnership units are redeemable for cash, or at the option of the Company, a like number of common shares of beneficial interest of the Company.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared by management in accordance with the financial information and accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2002 audited financial statements included in the Company’s 2002 Annual Report on Form 10-K and present interim disclosures as required by the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements, in the opinion of management, include all adjustments, (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the nine months and three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings under the Company’s senior unsecured credit facility, borrowings under LHL’s credit facility, special project revenue bonds issued by the Massachusetts Port Authority (see Note 6) and mortgage loans on four properties. Due to their short maturities, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts that reasonably approximate fair value. As borrowings under the senior unsecured credit facility, borrowings under LHL’s credit facility and the Massachusetts Port Authority Special Project Revenue Bonds bear interest at variable market rates, carrying values approximate market value at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003 and December 31, 2002, the carrying value of the mortgage loans approximated fair value as the interest rates associated with the borrowings approximated current market rates available for similar types of borrowing arrangements.

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

In July 2003, management of the Company changed its intent from holding its investment in the Holiday Inn Beachside Resort to selling the property due to the projected cost of renovating the property and receiving an unsolicited offer to purchase the property. As a result, the Company wrote down its investment in the Holiday Inn Beachside Resort by $2,453 to its estimated fair value, net of estimated costs to sell. The Board of Trustees approved management’s plan to sell the asset in July, 2003. The Company does not believe that there are any facts or circumstances indicating impairment of any of its other investments in its hotels.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a hotel is considered held for sale when a contract for sale is entered into or when management has committed to a plan to sell an asset, the asset is actively marketed and sale is expected to occur within one year.

Intangible Assets

The Company has an intangible asset for rights to build in the future, which has an indefinite useful life. The Company does not amortize intangible assets with indefinite useful lives. The non-amortizable intangible asset is reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset. The intangible asset for rights to build in the future is included in property under development in the accompanying consolidated balance sheets.

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

Revenue Recognition

For properties not leased by LHL, the Company recognizes lease revenue on an accrual basis pursuant to the terms of each participating lease. Base and participating rent are each recognized based on quarterly thresholds pursuant to each participating lease. For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations. For the Lansdowne Resort, the Company defers golf membership fees and recognizes revenue over the average expected life of an active membership (currently six years) on a straight-line basis.

Recently Issued Accounting Pronouncements

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is evaluating the impact of adoption.

In May, 2003, the Financial A ccounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. Statement No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is evaluating the impact of adoption.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	Proforma	Proforma	Proforma	Proforma
Net income available to common shareholders	$3,254	$4,364	$29,174	$2,410
Stock-based employee compensation expense	(6)	(35)	(17)	(109)

Proforma net income	$3,248	$4,329	$29,157	$2,301

Proforma net income per common share:
Basic	$0.15	$0.23	$1.50	$0.12

Diluted	$0.15	$0.23	$1.48	$0.12

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

Effective January 3, 2003, the Company entered into a purchase and sale agreement, which was amended February 10, 2003, to sell its New Orleans property with net sales proceeds of $91,500. The asset was sold on April 21, 2003.

On July 16, 2003, the Board of Trustees approved management’s commitment to a plan to sell the Holiday Inn Beachside Resort, located in Key West, Florida. The asset was classified as held for sale at that time because sale was expected to occur within one year; accordingly depreciation was suspended. The asset was sold on July 25, 2003 (see note 4).

Total revenues related to both assets sold of $11,719 and $530 (excluding the gain or loss on sale) comprised of hotel operating revenues for the nine months and three months ended September 30, 2003, respectively, are included in discontinued operations. Loss before income tax benefit related to both assets sold of $1,089 and $400 (excluding the gain or loss on sale) for the nine months and three months ended September 30, 2003, respectively, are included in discontinued operations. Revenues and expenses for the nine months and three months ended September 30, 2002 have been reclassified to conform to the current presentation.

The Company classifies interest expense as discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company classified $1,678 and $61 of interest expense to discontinued operations for the nine months and three months ended September 30, 2003, respectively.

As of September 30, 2003 the Company had unsettled assets and liabilities of $91 and $251 respectively, related to the sale of the New Orleans and Key West properties. The Company expects all assets and liabilities to be settled in the fourth quarter of 2003. At September 30, 2003, the Company had no assets held for sale and no liabilities related to assets held for sale.

4. Disposition of Hotel Property

In July 2003, management of the Company changed its intent from holding its investment in the Holiday Inn Beachside Resort, located in Key West, Florida, to selling the property due to the projected cost of renovating the property and receiving an unsolicited offer to purchase the property. As a result, the Company wrote down its investment in the Holiday Inn Beachside Resort by $2,453 during the second quarter 2003 to its estimated fair value, net of estimated costs to sell. The writedown is recorded in impairment of investment in hotel property on the accompanying consolidated financial statements. On July 16, 2003, the Board of Trustees approved management’s commitment to a plan to sell the Holiday Inn Beachside Resort. The asset was classified as held for sale at that time because sale was expected to occur within one year; accordingly depreciation was suspended.

On July 25, 2003, the Company sold the Holiday Inn Beachside Resort for $17,170. The Company recognized a loss on the sale of the asset of $291 at the time of the sale. The loss is recorded in discontinued operations on the accompanying consolidated financial statements.

5. Acquisition of Hotel Properties

On September 18, 2003, the Company acquired a 100% interest in the Hotel George, a 139-room, full-service hotel located in Washington, D.C., for $24.1 million. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property was leased to LHL, and Kimpton Hotel and Restaurant Group, LLC was retained to manage the property.

6. Long-Term Debt

Credit Facility

The Company has a senior unsecured credit facility from a syndicate of banks, which provides for a maximum borrowing of up to $210.0 million and matures on December 31, 2003. Management intends to renew the Company’s credit facility; however, there can be no assurance that the Company will be able to renew the Company’s credit facility upon maturity, or that if renewed, the terms will be as favorable. The Company’s credit facility contains certain financial covenants relating to debt service coverage, market value net worth and total funded indebtedness. Borrowings under the Company’s credit facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The Company’s credit facility contains financial covenants that, assuming no continuing default, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) 90% of funds from operations from the four-quarter rolling period and (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. For both the nine months and three months ended September 30, 2003, the weighted average interest rate for borrowings under the Company’s credit facility was approximately 3.8%. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2003. Additionally, the Company is required to pay a variable commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the unused portion of the Company’s credit facility. The Company incurred an unused commitment fee of approximately $342 and $133 for the nine months and three months ended September 30, 2003, respectively. At September 30, 2003 and December 31, 2002, the Company had outstanding borrowings against the Company’s credit facility of $85,000 and $94,700 respectively.

LHL has obtained a three-year commitment for a $10,000 senior unsecured revolving credit facility to be used for working capital and general corporate purposes. LHL’s credit facility matures on December 31, 2003. Management intends to renew the LHL credit facility; however, there can be no assurance that the Company will be able to renew LHL’s credit facility upon maturity, or that if renewed, the terms will be as favorable. Borrowings under LHL’s credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the nine months and three months ended September 30, 2003, the weighted average interest rate under LHL’s credit facility was approximately 3.5% and 3.4%, respectively. Additionally, LHL is required to pay a variable commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.375% of the unused portion of LHL’s credit facility. LHL incurred an unused commitment fee of approximately $4 and $2 for the nine months and three months ended September 30, 2003. At September 30, 2003 and December 31, 2002, LHL had outstanding borrowings against LHL’s credit facility of approximately $5,081 and $4,690, respectively.

Bonds Payable

The Company is the obligor with respect to $37.1 million tax-exempt special project revenue bonds and $5.4 million taxable special project revenue bonds, both issued by the Massachusetts Port Authority (collectively, the “MassPort Bonds”). The MassPort Bonds have a 17-year maturity, bear interest based on a weekly floating rate and have no principal reductions prior to their scheduled maturities. The MassPort Bonds may be redeemed at any time at the Company’s option without penalty. The MassPort Bonds are secured by letters of credit issued by GE Capital Corporation, which expire on March 1, 2004, and for which the Company incurs a 2.0% annual maintenance fee, which is included in amortization of deferred financing costs. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel and a $1.0 million letter of credit from the Company. For the nine months and three months ended September 30, 2003, the weighted average interest rate with respect to the MassPort Bonds was approximately 1.1% and 0.9% respectively. Interest expense relating to the Massport Bonds for the nine months and three months ended September 30, 2003 was $342 and $95, respectively. At both September 30, 2003 and December 31, 2002, MassPort Bonds were outstanding with an aggregate principal amount of $42,500.

On October 7, 2003, the Company extended the letters of credit issued by GE Capital Corporation securing the MassPort Bonds. The extended letters of credit expire in 2007 and are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6.0 million letter of credit from the Company.

Mortgage Loans

The Company, through a partnership, is subject to a ten-year mortgage loan that is secured by the Radisson Convention Hotel, located in Bloomington, Minnesota and the Westin City Center Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the two hotels that secure the loan. The mortgage loan had a principal balance of $43,717 and $44,300 at September 30, 2003 and December 31, 2002, respectively.

The Company, through a partnership, is subject to a ten-year mortgage loan that is secured by the Le Montrose Suite Hotel located in West Hollywood, California. The Company had two additional mortgage loans collateralized by the New Orleans Grande Hotel and the Holiday Inn Beachside Resort, located in Key West, Florida. These hotels were sold on April 21, 2003 and July 25, 2003, respectively, and the purchasers assumed the principal balances of $46,680 and $11,392, respectively at the time of sale. The remaining mortgage loan bears interest at a fixed rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule. The mortgage loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premium and real estate taxes on the Le Montrose Suite Hotel. The principal balance of this mortgage loan (excluding the principal balances of $46,867 and $11,473 at December 31, 2002 on the mortgage loans collateralized by the New Orleans Grande Hotel and the Holiday Inn Beachside Resort, respectively) was $14,276 and $14,402 at September 30, 2003 and December 31, 2002, respectively.

The Company is subject to a five-year mortgage loan that is secured by the Lansdowne Resort located in Lansdowne, Virginia. The Company assumed the mortgage upon purchase of the property on June 17, 2003. In conjunction with the assumption of the mortgage, the Company recorded a premium of $2,380, which is being amortized over the expected remaining life of the mortgage loan. The loan bears interest at a floating rate of the London InterBank Offered Rate plus 4.5%, matures on January 28, 2007, and requires interest and principal payments based on a 25-year amortization schedule. The loan has a London InterBank Offered Rate floor of 3.0% and permits prepayment beginning on February 11, 2004. As of September 30, 2003, the interest rate was 7.5%. Also in conjunction with the assumption of the mortgage loan, the seller transferred to the Company a $5,000 debt service reserve escrow, which is included in restricted cash. If the mortgage loan is prepaid, the seller is entitled to the remaining value of the debt service reserve (after prepayment penalty) in the form of cash or common shares of beneficial interest, as defined. The mortgage loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes on the Lansdowne Resort in addition to reserves for various property improvements and sales tax. The principal balance of the mortgage loan at September 30, 2003, including the unamortized premium of $2,173 was $64,802.

7. Commitments and Contingencies

Ground Leases

Three of the hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel and Radisson Convention Hotel, are subject to ground leases under non-cancelable operating leases with terms ranging out to May 2049. Total ground lease expense (excluding $128 of ground lease expense for the nine months ended September 30, 2003, related to the New Orleans Grande Hotel, which was sold on April 21, 2003, and is reported in discontinued operations on the accompanying consolidated financial statements) for the nine months and three months ended September 30, 2003 was $2,771 and $1,147, respectively.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels as determined pursuant to the participating leases. The Company’s aggregate obligation under the reserve funds was approximately $14,066 at September 30, 2003. Four of the participating leases and one mortgage agreement require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of September 30, 2003, $5,577 was available in restricted cash reserves for future capital expenditures. Eleven of the participating leases require that the Company reserve funds equal to 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of September 30, 2003, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $8,489. Amounts will be capitalized as incurred. As of September 30, 2003, purchase orders and letters of commitment totaling approximately $9,993 have been issued for renovations at the hotels. Any unexpended reserve funds will remain the property of the Company upon termination of a participating lease.

The lease relating to the Chicago Marriott Downtown requires the joint venture entity that owns such hotel to reserve restricted cash equal to 5.0% of the hotel’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Restricted Cash Reserves

At September 30, 2003, the Company held $22,341 in restricted cash reserves. Included in such amounts are (i) $5,577 of reserve funds relating to the hotels with leases requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) a $5,820 collateral for a surety bond related to the Litigation with Meridien Hotels, Inc. (see Litigation in this Note), (iii) $2,800 for future renovations and conversion costs expected to be incurred because of the Dallas property re-branding under the Westin brand affiliation and (iv) $8,144 deposited in mortgage escrow accounts pursuant to mortgages to pre-fund a portion of certain hotel expenses.

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

In connection with the termination of Meridien at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value, if any. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to a net award of approximately $5.4 million in connection with the New Orleans property, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. The Company is disputing the arbitration decision, as well as whether Meridien is entitled to fair market value.

Additionally Meridien is disputing the Company’s calculation of participating rents for both properties. The total amount Meridien is disputing is approximately $2.0 million. Consistent with the express terms of the lease, however, Meridien has paid the participating rent due for 2001 and 2002 in full. The Company continues to believe the calculation is correct, consistent with the lease terms, and has recognized the revenue in the appropriate periods.

The Company believes it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. In 2002 the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases, and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The contingent lease termination expense was net of the holdover rent the Company believes it is entitled to for both properties and in the first, second and third quarters of 2003 the Company adjusted this liability by additional holdover rent of $395, $380 and $52, respectively, it believes it is entitled to for the Dallas property. The additional holdover rent is recorded as other income in the accompanying consolidated financial statements. The net contingent lease termination liability has a balance of approximately $2.1 million as of September 30, 2003, and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to seek reimbursement of legal fees and damages, and will challenge the arbitration determination, which may reduce any amounts owed Meridien, and therefore ultimately any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the amount will not be greater than the recorded contingent lease termination expense.

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

On January 15, 2003, the Company paid a quarterly cash distribution for the quarter ended December 31, 2002 to shareholders of the Company and partners of the operating partnership in the amount of $0.21 per common share and per partnership unit. The distribution was declared on December 13, 2002, payable to shareholders and unitholders of record at the close of business on December 31, 2002.

On January 15, 2003, the Company declared monthly cash distributions to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit for each of January, February and March 2003.

On February 14, 2003, the Company paid a monthly cash distribution for the month of January 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution was declared on January 15, 2003, payable to common shareholders and unitholders of record at the close of business on January 31, 2003.

On March 14, 2003, the Company paid a monthly cash distribution for the month of February 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution was declared on January 15, 2003, payable to common shareholders and unitholders of record at the close of business on February 28, 2003.

On April 14, 2003, the Company paid a monthly cash distribution for the month of March 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution was declared on January 15, 2003 payable to common shareholders and unitholders of record at the close of business on March 31, 2003.

On April 15, 2003, the Company declared monthly cash distributions to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit for each of April, May and June 2003.

On May 15, 2003, the Company paid a monthly cash distribution for the month of April 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution was declared on April 15, 2003 payable to common shareholders and unitholders of record at the close of business on April 30, 2003.

On June 13, 2003, the Company paid a monthly cash distribution for the month of May 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution was declared on April 15, 2003 payable to common shareholders and unitholders of record at the close of business on May 31, 2003.

On June 26, 2003, the Company completed an underwritten public offering of 2,041,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $29,105. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. The Company sold an additional 204,000 common shares on July 1, 2003, pursuant to an overallotment option for approximately $2,909 after deducting underwriting discounts and commissions.

On July 15, 2003, the Company paid a monthly cash distribution for the month of June 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution was declared on April 15, 2003 payable to common shareholders and unitholders of record at the close of business on June 30, 2003.

On July 15, 2003, the Company declared monthly cash distributions to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit for each of July, August and September 2003.

On August 15, 2003, the Company paid a monthly cash distribution for the month of July 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution was declared on July 15, 2003 payable to common shareholders and unitholders of record at the close of business on July 31, 2003.

On September 15, 2003, the Company paid a monthly cash distribution for the month of August 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution was declared on July 15, 2003 payable to common shareholders and unitholders of record at the close of business on August 31, 2003.

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

On July 15, 2003, the Company paid a quarterly cash distribution for the quarter ended June 30, 2003 of $0.64 per Series A Preferred Share to preferred shareholders of record at the close of business on July 1, 2003.

On September 30, 2003, the Company completed an underwritten public offering of 1,000,000 shares of 8 3/8% Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share (Liquidation Preference $25 per share). After deducting underwriting discounts and commission, the Company raised net proceeds of approximately $24.4 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. On October 1, 2003, the Company issued an additional 100,000 Series B Preferred Shares pursuant to an overallotment option for approximately $2,441 after deducting underwriting discounts and commissions.

Operating Partnership Units

As of September 30, 2003, LaSalle Hotel Operating Partnership, L.P. had 424,686 units outstanding, representing a 2.0% partnership interest held by the limited partners.

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

On April 29, 2003, the Company granted an aggregate of 3,000 restricted shares of common stock to the Company’s Board of Trustees. These common shares were issued under the 1998 Share Option and Incentive Plan. These restricted shares vest over three years. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. The fair market value of the common stock on the date of the grant was $14.05. Compensation cost is recognized on a straight-line basis over the vesting period. Compensation expense recognized for the restricted shares issued April 29, 2003, for the nine months and three months ended September 30, 2003 was $6 and $4, respectively.

At September 30, 2003 there were 417,452 common shares available for future grant under the 1998 Share Option and Incentive Plan.

10. Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30,000 of the balance outstanding on the Company’s credit facility, which as of September 30, 2003, fixes the interest rate at 7.37% including the Company’s current spread, which varies with its leverage ratio. As of September 30, 2003, there was $288 in unrealized losses included in accumulated other comprehensive loss, a component of shareholders’ equity. The hedge is effective in offsetting the variable cash flows; therefore no gain or loss was realized during the nine months ended September 30, 2003.

The following table summarizes the notional value and fair value of the Company’s derivative financial instrument. The notional value at September 30, 2003 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At September 30, 2003:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$30,000	4.868%	12/31/03	$(288)

At September 30, 2003, the derivative instrument was reported at its fair value of $(288) and is included within accounts payable and accrued expenses in the accompanying consolidated financial statements.

11. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

The following other indirect hotel operating expenses, including expenses related to discontinued operations, were incurred by the hotels leased by LHL:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
General and administrative	$5,044	$3,617	$13,435	$10,535
Sales and marketing	3,465	2,401	9,218	7,268
Repairs and maintenance	2,217	1,769	6,261	5,066
Utilities and insurance	2,408	1,427	5,709	4,123
Management and incentive fees	2,385	2,611	5,437	5,622
Other expenses	572	379	1,269	1,367

Total other indirect expenses	$16,091	$12,204	$41,329	$33,981

As of September 30, 2003, LHL leased the following 14 hotels owned by the Company:

•	Marriott Seaview Resort

•	LaGuardia Airport Marriott

•	Omaha Marriott Hotel

•	Harborside Hyatt Conference Center & Hotel

•	Hotel Viking

•	Topaz Hotel

•	Hotel Rouge

•	Hotel Madera

•	Hotel Helix

•	Holiday Inn on the Hill

•	Radisson Convention Hotel

•	Lansdowne Resort

•	Westin City Center Dallas

•	Hotel George

All of the remaining hotels in which the Company owns an interest, excluding the Chicago Marriott Downtown, are leased directly to affiliates of the operators of such hotels.

On July 14, 2003 the Company terminated its third-party operating lease on the Dallas property with Meridien Hotels, Inc. and entered into a lease with LHL on essentially the same terms. There was no cost relating to the lease termination. Concurrently, the hotel was re-branded as a Westin and LHL entered into an agreement with Starwood Hotels & Resorts Worldwide, Inc. to manage the hotel as the Westin City Center Dallas.

12. Income Taxes

Income tax benefit of $2,787 (including tax benefit of $96 related to discontinued operations) is comprised of state and local tax expense of $403 on the operating partnership’s income and federal, state and local tax benefit of $3,190 on LHL’s loss of $8,129 before income tax benefit.

The components of the LHL income tax benefit were as follows:

	For the nine months ended September 30,
	2003	2002
Federal:
Current	—	—
Deferred	$2,504	$723
State and local:
Current	—	—
Deferred	686	251

Total income tax benefit	$3,190	$974

The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of September 30, 2003, the Company had a deferred tax asset of $7,571 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2023 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. The deferred tax asset is classified as non-current because the reversal in the subsequent year cannot be reasonably estimated.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net income (loss) applicable to common shareholders before discontinued operations	$3,887	$3,983	$(6,629)	$535
Discontinued operations	(633)	381	35,803	1,875

Net income applicable to common shareholders	$3,254	$4,364	$29,174	$2,410

Denominator:
Weighted average number of common shares - Basic	20,959,713	18,690,822	19,478,258	18,683,243
Effect of dilutive securities:
Common stock options	237,338	135,992	178,842	161,901

Weighted average number of common shares - Diluted	21,197,051	18,826,814	19,657,100	18,845,144

Basic Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations	$0.19	$0.21	$(0.34)	$0.03
Discontinued operations	(0.03)	0.02	1.84	0.10

Net income applicable to common shareholders per weighted average common share	$0.16	$0.23	$1.50	$0.13

Diluted Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations	$0.18	$0.21	$(0.34)	$0.03
Discontinued operations	(0.03)	0.02	1.82	0.10

Net income applicable to common shareholders per weighted average common share	$0.15	$0.23	$1.48	$0.13

14. Comprehensive Income

For the nine months ended September 30, 2003, comprehensive income was $29,936. As of September 30, 2003 and December 31, 2002 the Company’s accumulated other comprehensive loss was $288 and $1,050, respectively. The change in accumulated other comprehensive loss was entirely due to the Company’s unrealized losses on its interest rate derivative. For the nine months ended September 30, 2003, the Company reclassified $820 of accumulated other comprehensive loss to earnings as interest expense. Within the next three months, at which time the Company’s interest rate derivative matures, the Company expects to reclassify $288 of the amount held in accumulated other comprehensive income/loss to earnings as interest expense.

15. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2003	2002
Interest paid, net of capitalized interest	$11,298	$12,711

Interest capitalized	$148	$883

Distributions payable (common shares)	$4,018	$—

Distributions payable (preferred shares)	$2,557	$2,557

Issuance of common shares for board of trustees compensation	$36	$75

Exchange of units for common shares:
Minority interest in operating partnership	$—	$(244)
Common shares	—	—
Additional paid-in capital	—	244

	$—	$—

In conjunction with the LHL lease transitions the Company assumed the following assets and liabilities:
Accounts receivable, net	$9	$175
Other assets	82	307
Liabilities	(91)	(482)

Total net assets	$—	$—

In conjunction with the hotel dispositions, the Company disposed of the following assets and liabilities:
Sale of real estate	$(71,562)	$(817)
Mortgage loans assumed	58,072	—
Other assets	(624)	—
Liabilities	909	(11)
Gain/loss on sale of properties disposed of	(36,796)	—

Disposition of hotel properties	$(50,001)	$(828)

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$139,910	$—
Mortgage loan assumed	(62,845)	—
Other assets	6,813	—
Liabilities	(8,736)	—

Acquisition of hotel properties	$75,142	$—

16. Pro Forma Financial Information (Unaudited)

The following condensed pro forma financial information is presented as if the acquisition of the Lansdowne Resort and the Hotel George (see Note 5) had been consummated and leased as of January 1, 2002.

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and the Hotels had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Total revenues	$65,763	$60,918	$167,243	$160,846
Net income applicable to common shareholders of beneficial interest	$3,492	$4,448	$28,615	$2,500
Net income applicable to common shareholders of beneficial interest per weighted average common shares of beneficial interest outstanding
– basic	$0.17	$0.24	$1.47	$0.13
– diluted	$0.16	$0.24	$1.46	$0.13
Weighted average number of common shares of beneficial interest
– basic	20,959,713	18,690,822	19,478,258	18,683,243
– diluted	21,197,051	18,826,814	19,657,100	18,845,144

17. Subsequent Events

On October 3, 2003 Raymond James & Associates, Inc. exercised their option to purchase an additional 100,000 Series B Preferred Shares.

On October 7, 2003, the Company extended the letters of credit issued by GE Capital Corporation securing the MassPort Bonds. The extended letters of credit expire in 2007 and are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6.0 million letter of credit from the Company.

On October 15, 2003, the Company paid a monthly cash distribution for the month of September 2003 to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit. The distribution had been declared on July 15, 2003 payable to common shareholders and unitholders of record at the close of business on September 30, 2003.

On October 15, 2003, the Company declared monthly cash distributions to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share and per partnership unit for each of October, November and December 2003.

On October 15, 2003, the Company paid a quarterly cash distribution for the quarter ended September 30, 2003 of $0.64 per Series A Preferred Share to preferred shareholders of record at the close of business on October 1, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 of this report.

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

Results of Operations

Although hotel occupancy levels improved on a steady and gradual basis during the first three quarters of 2003, management anticipates continued pressures on revenues over the next twelve months due to:

•	the weakened U.S. economy;

•	decreased demand and occupancy from historic levels, including continued substantial weakness in business travel;

•	downward pricing pressures resulting from intense competition, including new competition from internet wholesalers and distributors for a reduced amount of business opportunities;

•	military involvement in Iraq and its likely ongoing negative impact on travel and the economy; and

•	the war on terrorism, which can be expected to continue to have a significant adverse impact on travel and lodging demand.

Comparison of the Nine Months ended September 30, 2003 to the Nine Months ended September 30, 2002

For the nine months ended September 30, 2003, total revenues increased by approximately $17.2 million from $128.9 million to $146.1 million. Hotel operating revenues increased by approximately $16.5 million from $111.1 million to $127.6 million. Participating lease revenue from unaffiliated lessees remained unchanged at approximately $17.5 million.

The increase in hotel operating revenues was due to:

•	$11.5 million from the Lansdowne Resort and the Hotel George, which were purchased in June, 2003 and September 2003, respectively;

•	$3.2 million from the Hotel Madera, which was closed and repositioned during the second and third quarters of 2002, but was open during the entire first three quarters of 2003;

•	$2.8 million from the Hotel Helix, which was closed and repositioned during the second, third and fourth quarters of 2002, but was open during the entire first three quarters of 2003;

•	$2.8 million from the Westin City Center Dallas, which lease was transferred to LHL in July, 2003;

•	$0.8 million from the Topaz Hotel and Hotel Rouge due to increased occupancy; and

•	$0.2 million from the Radisson Convention Hotel which lease was transferred to LHL in late-January 2002 but was leased to LHL for the entire first three quarters of 2003.

Partly offsetting the increase in hotel operating revenues were decreases of:

•	$2.5 million from the Holiday Inn on the Hill and Harborside Hyatt Conference Center & Hotel due to reduced occupancy from the impact of the renovation and reduced demand due to the war with Iraq at the Holiday Inn on the Hill and lower room rates at the Harborside Hyatt Conference Center & Hotel;

•	$1.3 million from the LaGuardia Airport Marriott and Marriott Seaview Resort due to reduced average room rate from weakness in corporate transient and group demand; and

•	$1.0 million from the Hotel Viking because of lower occupancy due to meeting space renovations and lower group demand.

Other income increased by approximately $0.9 million from zero to $0.9 million due primarily to holdover rent charged to the lessee of the Dallas property in the first three quarters of 2003 (see Note 7 to the Company’s Consolidated Financial Statements).

Hotel operating expenses increased by approximately $16.1 million from $78.6 million to $94.5 million. The increase in hotel operating expenses was due to:

•	$7.6 million from the Lansdowne Resort and Hotel George, which were purchased in June 2003 and September, 2003, respectively;

•	$5.2 million from the Hotel Madera and Hotel Helix, which were closed and repositioned during the second and third quarters of 2002, and the second, third and fourth quarters of 2002, respectively;

•	$2.2 million from the Westin City Center Dallas, which lease was transferred to LHL in July, 2003;

•	$1.3 million from the Radisson Convention Hotel which lease was transferred to LHL in late-January 2002 but was leased to LHL for the entire first three quarters of 2003;

•	$0.6 million from the Marriott Seaview resort primarily because of increased undistributed expenses, including general and administrative, property operational maintenance and energy;

•	$0.1 million from the Harborside Hyatt Conference Center & Hotel due to increased cost of sales and administrative expenses; and

•	$0.5 million increase in other indirect hotel operating expenses.

Partly offsetting the increase in hotel operating expenses were decreases of:

•	$1.0 million from the LaGuardia Airport Marriott, Hotel Viking and Holiday Inn on the Hill as a result of lower occupancy; and

•	$0.4 million from the Topaz Hotel and Hotel Rouge due to cost reduction efforts.

Depreciation and other amortization expense increased by approximately $2.5 million from $22.0 million to $24.5 million due to increases of:

•	$1.5 million due to the closing and repositioning of the Hotel Madera and Hotel Helix during the second and third quarters of 2002 and the second, third and fourth quarters of 2002, respectively; and

•	$1.0 million from the Lansdowne Resort and the Hotel George, which were purchased in June 2003 and September, 2003, respectively.

Real estate taxes, personal property taxes, insurance and ground rent expenses increased by approximately $1.3 million from $8.6 million to $9.9 million due to increases of:

•	$0.4 million increase in real estate taxes and ground rent at the San Diego Paradise Point Resort and Harborside Hyatt Conference Center and Hotel and ground rent at the Radisson Convention Hotel;

•	$0.3 million increase from the Lansdowne Resort and the Hotel George, which were purchased in June 2003 and September, 2003, respectively;

•	$0.3 million increase in real estate taxes for the hotels located in the District of Columbia.

•	$0.2 million increase in insurance expense across all hotels; and

•	$0.1 million increase in real estate taxes at the Marriott Seaview Resort, Omaha Marriott, LaGuardia Airport Marriott and Westin City Center Dallas.

General and administrative expense increased by approximately $1.0 million from $4.6 million to $5.6 million due to increases of:

•	$0.7 million increase in pursuit costs, director’s fees and legal and audit fees; and

•	$0.2 million increase in salaries and related payroll taxes, deferred compensation expenses, bonuses and benefits expense to executives and employees; and

•	$0.1 million increase in office and information technology expenses.

Interest expense increased $1.3 million from $8.0 million to $9.3 million due to:

•	an increase in the Company’s weighted average debt outstanding from $215.2 million to $234.5 million for the nine months ended September 30, 2002 and 2003, respectively, which includes (i) an $81.9 million net pay down in March 2002 on the Company’s credit facility with proceeds from the March 2002 Series A Preferred Share offering, (ii) a $29.1 million paydown in June 2003 on the Company’s credit facility with proceeds from the June 2003 common stock offering, (iii) a $24.2 million net pay down in September 2003 on the Company’s credit facility with proceeds from the September 2003 Series B Preferred Share offering, and (iv) additional pay downs on the Company’s credit facility with operating cash flows, offset by (v) assumption of a $65.2 million mortgage loan (including a $2.4 million mortgage premium) in conjunction with the purchase of the Lansdowne Resort in June, 2003 (vi) additional borrowings for renovations of the Hotel Madera and the Hotel Helix during the last quarter of 2002, and first three quarters of 2003, (vii) additional borrowings for renovations of Holiday Inn on the Hill and Hotel Viking during the last quarter of 2002 and first three quarters of 2003, and (viii) additional borrowings under the Company’s credit facility to finance other capital improvements during the last quarter of 2002 and the first three quarters of 2003; and

•	an increase in the Company’s weighted average interest rate from 4.9% to 5.2% for the nine months ended September 30, 2002 and 2003, respectively.

Impairment of investment in hotel properties increased $2.5 million from zero due to Company’s management changing its intent from holding its investment in the Holiday Inn Beachside Resort to selling the property. As a result, the Company wrote down its investment in the Holiday Inn Beachside Resort by $2.5 million, to its estimated fair value, net of estimated costs to sell.

Income tax benefit increased by approximately $1.9 million from $0.8 million to $2.7 million due to:

•	a $5.8 million increase in LHL’s net loss before income tax benefit from $2.3 million to $8.1 million for the nine months ended September 30, 2002 and 2003, respectively.

Net income from discontinued operations increased approximately $33.9 million from $1.9 million to $35.8 million due to:

•	a $36.8 million gain on the sale of the New Orleans property on April 21, 2003;

•	a $0.1 million increase in net operating income from the New Orleans Grande Hotel from zero to $0.1 million net for the nine months ended September 30, 2002 and 2003, respectively. Until December 20, 2002, when the New Orleans Grande Hotel entered into a lease with LHL, net operating income was not consolidated on the Company’s financial statements; offset by:

•	a $1.7 million decrease in net rent income from the New Orleans property from $1.6 million in income to a $0.1 million loss for the nine months ended September 30, 2002 and 2003, respectively;

•	a $0.4 million decrease in net rent income from the Holiday Inn Beachside Resort from $0.5 million to less than $0.1 million for the nine months ended September 30, 2002 and 2003, respectively;

•	a $0.1 million decrease in net operating income from the Holiday Inn Beachside Resort from $0.4 to $0.3 million for the nine months ended September 30, 2002 and 2003, respectively.

•	a $0.7 million increase in minority interest expense; and

•	a $0.1 million decrease in income tax benefit related to discontinued operations.

Distributions to preferred shareholders increased $1.8 million from $5.9 million to $7.7 million. The Series A Preferred Shares were issued on March 6, 2002 and the first quarter 2002 distribution was prorated for the actual number of days the preferred shares were outstanding. The second and third quarter 2002 distributions were paid for the entire quarters. By contrast, preferred distributions for the nine months ended September 30, 2003 were paid for the entire three quarters.

As a result of the foregoing items, net income applicable to common shareholders increased by approximately $26.8 million from $2.4 million to $29.2 million for the nine months ended September 30, 2002 and 2003, respectively.

Comparison of the Three Months ended September 30, 2003 to the Three Months Ended September 30, 2002

For the three months ended September 30, 2003, total revenues increased by approximately $14.0 million from $50.3 million to $64.3 million. Hotel operating revenues increased by approximately $14.2 million from $42.9 million to $57.1 million. Participating lease revenue from unaffiliated lessees decreased by approximately $0.2 million from $7.2 million to $7.0 million.

The increase in hotel operating revenues was due to:

•	$10.2 million from the Lansdowne Resort and the Hotel George, which were purchased in June, 2003 and September 2003, respectively;

•	$2.8 million from the Westin City Center Dallas, which lease was transferred to LHL in July, 2003;

•	$2.3 million from the Hotel Madera and Hotel Helix, which were closed and repositioned during the second and third quarters of 2002, and the second, third and fourth quarters of 2002, respectively; and

•	$0.3 million from the Marriott Seaview Resort because of increased occupancy from group business.

Partly offsetting the increase in hotel operating revenues were decreases of:

•	$0.5 million from the Holiday Inn on the Hill and Harborside Hyatt Conference Center & Hotel due to reduced occupancy and average daily rates;

•	$0.5 million from Radisson Convention Hotel and the Omaha Marriott due to reduced average room rate and lower group and transient demand; and

•	$0.4 million from the LaGuardia Airport Marriott due to reduced average room rate from weakness in corporate transient demand.

The decrease in participating lease revenue was due to:

•	$0.5 million decrease from the Westin City Center Dallas, which lease was transferred to LHL in July, 2003, but was leased to a third party for the entire 2002 year; offset by:

•	$0.3 million increase from the San Diego Paradise Point Resort because of increased average room rate from corporate group and transient demand.

Other income increased by approximately $0.1 million from zero to $0.1 million due primarily to holdover rent charged to the lessee of the Dallas property in the third quarter of 2003 (see Note 7 to the Company’s Consolidated Financial Statements).

Hotel operating expenses increased by approximately $11.2 million from $28.7 million to $39.9 million. The increase in hotel operating expenses was due to:

•	$6.8 million from the Lansdowne Resort and the Hotel George, which were purchased in June, 2003 and September 2003, respectively;

•	$2.2 million from the Westin City Center Dallas, which lease was transferred to LHL in July, 2003;

•	$2.0 million from the Hotel Madera and Hotel Helix, which were closed and repositioned during the second and third quarters of 2002, and the second, third, and fourth quarters of 2002, respectively;

•	$0.6 million from the Marriott Seaview Resort due to additional expenses associated with increased undistributed expenses, including general and administrative, property operational maintenance and energy;

•	$0.4 million increase in indirect operating expenses; and

•	$0.2 million from the Radisson Convention Hotel due to increased occupancy.

Partly offsetting the increase in hotel operating expenses were decreases of:

•	$0.5 million from the Topaz Hotel and the Hotel Rouge due to cost reduction efforts;

•	$0.3 million from the Holiday Inn on the Hill as a result of lower food and beverage costs due to reduced group functions; and

•	$0.2 million from the Hotel Viking due to cost reductions associated with the new food and beverage purchasing program.

Depreciation and other amortization expense increased by approximately $0.9 million from $7.3 million to $8.2 million due to increases of:

•	$0.8 million from the Lansdowne Resort and the Hotel George, which were purchased in June, 2003 and September 2003, respectively;

•	$0.1 million related to other capital improvements placed into service during the last quarter of 2002 and the first three quarters of 2003.

Real estate taxes, personal property taxes, insurance and ground rent expenses increased by approximately $0.8 million from $3.0 million to $3.8 million due to increases of:

•	$0.4 million increase in real estate taxes for the Westin City Center Dallas, LaGuardia Airport Marriott, Hotel Viking and the hotels located in the District of Columbia;

•	$0.2 million from the Lansdowne Resort and the Hotel George, which were purchased in June, 2003 and September 2003, respectively;

•	$0.1 million increase in ground rent at the Harborside Hyatt Conference Center and Hotel; and

•	$0.1 million increase in insurance for all hotels.

General and administrative expense increased by approximately $0.4 million from $1.5 million to $1.9 million due to increases of:

•	$0.3 million increase in legal and audit fees; and

•	$0.1 million increase in compensation expense to executives and employees.

Interest expense increased $1.3 million from $2.2 million to $3.5 million due to:

•	an increase in the weighted average debt outstanding from $189.8 million to $262.1 million for the three months ended September 30, 2002 and 2003, respectively, which includes (i) a $29.1 million paydown in June 2003 on the Company’s credit facility with proceeds from the June 2003 common stock offering, (ii) a $24.2 million net pay down in September 2003 on the Company’s credit facility with proceeds from the September 2003 Series B Preferred Share offering, and (iii) additional pay downs on the Company’s credit facility with operating cash flows, offset by: (iv) assumption of a $65.2 million mortgage loan (including a $2.4 million mortgage premium) in conjunction with the purchase of the Lansdowne Resort in June 2003, (v) additional borrowings for renovations of the Hotel Madera and the Hotel Helix during the last quarter of 2002, and first three quarters of 2003 and (vi) additional borrowings under the Company’s credit facility to finance other capital improvements during the last quarter of 2002 and the first three quarters of 2003.

•	an increase in the Company’s weighted average interest rate from 4.6% to 5.4% for the three months ended September 30, 2002 and 2003, respectively.

•	A decrease in capitalized interest for the three months ended September 30, 2002 and 2003 from $0.5 million to $0.1 million, respectively.

Income tax benefit increased by approximately $0.5 million from a $0.5 million expense to less than $0.1 million benefit due to:

•	a $1.5 million increase in LHL’s net loss before income tax expense from a $0.9 million in income to a net loss before income tax benefit of $0.6 million for the three months ended September 30, 2002 and 2003, respectively.

Net income from discontinued operations decreased approximately $1.0 million from $0.4 million income to a $0.6 million loss due to:

•	a $0.6 million decrease in net rent income from the New Orleans property from $0.6 million to zero for the three months ended September 30, 2002 and 2003, respectively, as the property was sold in April, 2003;

•	a $0.2 million decrease in net rent income from the Holiday Inn Beachside Resort from a loss of less than $0.1 million to a $0.3 million loss for the three months ended September 30, 2002 and 2003, respectively, as the property was sold in July, 2003; and

•	a $0.2 million decrease in net operating income from the Holiday Inn Beachside Resort from $0.4 million to $0.2 million for the three months ended September 30, 2002 and 2003, respectively.

As a result of the foregoing items, net income applicable to common shareholders decreased by approximately $1.1 million from $4.4 million to $3.3 million for the three months ended September 30, 2002 and 2003, respectively.

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

The following is a reconciliation between net income applicable to common shareholders and FFO for the nine months and three months ended September 30, 2003 and 2002 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Funds From Operations (FFO):
Net income applicable to common shareholders	$3,254	$4,364	$29,174	$2,410
Depreciation	8,192	7,615	25,106	24,583
Equity in depreciation of joint venture	255	243	758	727
Amortization of deferred lease costs	11	9	38	25
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	115	154	23	151
Minority interest in discontinued operations	(14)	9	782	44
(Gain) loss on sale of properties disposed of	295	—	(36,796)	—
Equity in extraordinary loss of joint venture	—	—	—	150

FFO	$12,108	$12,394	$19,085	$28,090

Weighted average number of common shares and units outstanding:
Basic	21,384,399	19,124,756	19,902,944	19,123,310
Diluted	21,621,737	19,260,748	20,081,786	19,285,210

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the nine months and three months ended September 30, 2003 and 2002 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$3,254	$4,364	$29,174	$2,410
Interest	3,605	3,405	10,944	11,605
Equity in interest expense of joint venture	148	149	441	424
Income tax (benefit) expense:
Income tax (benefit) expense	(13)	516	(2,691)	(769)
Income tax benefit from discontinued operations	(62)	(105)	(96)	(156)
Depreciation and other amortization	8,222	7,635	25,193	24,643
Equity in depreciation/amortization of joint venture	283	269	841	788
Amortization of deferred financing costs	836	589	2,843	1,761
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	115	154	23	151
Minority interest in discontinued operations	(14)	9	782	44
Distributions to preferred shareholders	2,557	2,557	7,672	5,853

EBITDA	$18,931	$19,542	$75,126	$46,754

Off-Balance Sheet Arrangements

The joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest is subject to two mortgage loans for an aggregate amount of $120.0 million. The mortgage loans have two-year terms and can be extended at the option of the joint venture for three additional one-year terms. The mortgages bear interest at the greater of (i) the London InterBank Offered Rate plus 2.4% or (ii) 4.9%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 8.1%, effectively limiting the rate on the mortgages to 10.5%. As of September 30, 2003, the interest rate was 4.9%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures these mortgages. The Company’s pro rata share of the loans in aggregate is approximately $11.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for these mortgages.

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

Interest expense for the nine months and three months ended September 30, 2003 was $0.3 million and $0.1 million, respectively, on the $42.5 million aggregate principal amount of the Massachusetts Port Authority special project revenue bonds. Due to the nature of these bonds, they can be redeemed at any time without penalty. Letters of credit that expire in 2007, issued by General Electric Capital Corporation secure the bonds. The letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6.0 million letter of credit from the Company (See Note 17 to the Consolidated Financial Statements). At September 30, 2003, the Company had outstanding bonds payable of $42.5 million.

The Company has a mortgage loan that is collateralized by the Radisson Convention Hotel located in Bloomington, Minnesota and the Westin City Center Dallas. The loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the nine months and three months ended September 30, 2003 was $2.7 million and $0.9 million, respectively. This loan had an outstanding balance at September 30, 2003 of $43.7 million.

The Company has a mortgage loan collateralized by the Le Montrose Suite Hotel located in West Hollywood, California. The Company had two additional mortgage loans collateralized by the New Orleans Grande Hotel and the Holiday Inn Beachside Resort located in Key West, Florida. The hotels were sold on April 21, 2003, and July 25, 2003, respectively, and the purchasers assumed the $46.7 million and $11.4 million respective principal balances of the mortgage loans at the time of sale (see Note 4 to the Company’s consolidated financial statements). The remaining loan is subject to a fixed interest rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule. Interest expense for the mortgage loan (excluding interest expense of $1.7 million and $0.1 million for the nine months and three months ended September 30, 2003, respectively, on the mortgage loans collateralized by the New Orleans Grande Hotel and the Holiday Inn Beachside Resort) for the nine months and three months ended September 30, 2003 was $0.9 million and $0.3 million, respectively. The mortgage loan had an outstanding balance at September 30, 2003 of $14.3 million.

The Company has a five-year mortgage loan that is secured by the Lansdowne Resort located in Lansdowne, Virginia. The Company assumed the mortgage upon purchase of the property on June 17, 2003. In conjunction with the assumption of the mortgage, the Company recorded a premium of $2.4 million, which is being amortized over the expected remaining life of the mortgage loan. Also in conjunction with the assumption of the mortgage loan, the seller transferred to the Company a $5.0 million debt service reserve escrow, which is included in restricted cash. If the mortgage loan is prepaid, the seller is entitled to the remaining value of the debt service reserve (after prepayment penalty) in the form of cash or common shares of beneficial interest, as defined. The loan bears interest at a floating rate of the London InterBank Offered Rate plus 4.5%, matures on January 28, 2007, and requires interest and principal payments based on a 25-year amortization schedule. The loan has a London InterBank Offered Rate floor of 3.0% and permits prepayment beginning on February 11, 2004. As of September 30, 2003, the interest rate was 7.5%. Interest expense for the nine months and three months ended September 30, 2003 was $1.2 and $1.0 million, respectively. This loan had an outstanding principal balance at September 30, 2003, including an unamortized premium of $2.2 million, of $64.8 million.

LHL has obtained a three-year $10.0 million senior unsecured revolving credit facility to be used for working capital and general corporate purposes. LHL’s credit facility matures on December 31, 2003. Management intends to renew LHL’s credit facility; however, there can be no assurance that the Company will be able to renew LHL’s credit facility upon maturity, or that if renewed, the terms will be as favorable. Borrowings under LHL’s credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the facility for the nine months and three months ended September 30, 2003 was 3.5% and 3.4%, respectively. Additionally, LHL is required to pay an unused commitment fee which is variable, determined from a ratings or leveraged-based pricing matrix, currently set at 0.375% of the unused portion of LHL’s credit facility. LHL incurred an immaterial commitment fee for the nine months and three months ended September 30, 2003. At September 30, 2003, the Company had outstanding borrowings against LHL’s credit facility of approximately $5.1 million.

At September 30, 2003, the Company had approximately $9.4 million of cash and cash equivalents and approximately $22.2 million of restricted cash reserves.

Net cash provided by operating activities was approximately $26.7 million for the nine months ended September 30, 2003 primarily due to the gain on sale of hotel property, the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $47.0 million for the nine months ended September 30, 2003 primarily due to outflows for the acquisition of Lansdowne Resort in June 2003 and the Hotel George in September 2003, improvements and additions at the hotels and the funding of restricted cash reserves, offset by proceeds from the sale of the New Orleans Property in April 2003 and the Holiday Inn Beachside Resort in July 2003, proceeds from restricted cash reserves and distributions from the joint venture.

Net cash provided by financing activities was approximately $23.2 million for the nine months ended September 30, 2003, primarily due to borrowings under the senior unsecured credit facility and proceeds from the June 2003 common stock offering and the September 2003 Series B Preferred Share offering offset by repayments of borrowings under the senior unsecured credit facility, payment of the fourth quarter 2002 and January through August 2003 monthly distributions to the common shareholders and unitholders, payments of the fourth quarter 2002 and first and second quarter 2003 distributions to preferred shareholders and mortgage loan repayments.

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

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of September 30, 2003, including the effect of the Company’s interest rate derivative, approximately 66.8% (including the Company’s approximate $11.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown) of the Company’s borrowings were subject to variable rates.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the participating leases. The Company’s aggregate obligation under the reserve funds was approximately $14.1 million at September 30, 2003. Four of the participating leases and one mortgage agreement require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of September 30, 2003, $5.6 million was available in restricted cash reserves for future capital expenditures. Eleven of the participating leases require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of September 30, 2003, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $8.5 million. Amounts will be capitalized as incurred. As of September 30, 2003, purchase orders and letters of commitment totaling approximately $10.0 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and, therefore, the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the nine months and three months ended September 30, 2003 and 2002, respectively.

	Three months ended September 30,			Nine months ended September 30,
	2003	2002	Variance	2003	2002	Variance
Total Portfolio:
Occupancy	72.4%	71.3%	1.6%	65.4%	64.9%	0.8%
ADR	$153.07	$159.44	(4.0)%	$143.41	$148.47	(3.4)%
RevPAR	$110.80	$113.60	(2.5)%	$ 93.75	$ 96.33	(2.7)%

Inflation

The Company’s revenues come primarily from its pro rata share of LaSalle Hotel Operating Partnership, L.P.’s cash flow from the participating leases and the LHL hotel operating revenues, thus the Company’s revenues will vary based on changes in the underlying hotels’ revenues. Therefore, the Company relies entirely on the performance of the hotels and the lessees’ abilities to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the lessees’ and hotel operators’ abilities to raise rates faster than inflation or even at the same rate, as has been the case for the period from the second quarter of 2001 through the first three quarters of 2003.

The Company’s expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and LHL hotel operating expenses) are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for property and casualty insurance, liability insurance, property tax rates, employee benefits, and some wages, which are expected to increase at rates higher than inflation, and except for instances in which the properties are subject to periodic real estate tax reassessments.

Seasonality

The hotels’ operations historically have been seasonal. The hotels maintain higher occupancy rates during the second and third quarters, including the Marriott Seaview Resort and Lansdowne Resort, which generate a portion of their revenues from golf-related business and, as a result, their revenues also fluctuate according to the season and the weather. These seasonality patterns can be expected to cause fluctuations in the Company’s quarterly lease revenue under the participating leases with third-party lessees and hotel operating revenue from LHL.

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

In connection with the termination of Meridien at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value, if any. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to a net award of approximately $5.4 million in connection with the New Orleans property, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. The Company is disputing the arbitration decision, as well as whether Meridien is entitled to fair market value.

Additionally Meridien is disputing the Company’s calculation of participating rents for both properties. The total amount Meridien is disputing is approximately $2.0 million. Consistent with the express terms of the lease, however, Meridien has paid the participating rent due for 2001 and 2002 in full. The Company continues to believe the calculation is correct, consistent with the lease terms, and has recognized the revenue in the appropriate periods.

The Company believes it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. In 2002 the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases, and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The contingent lease termination expense was net of the holdover rent the Company believes it is entitled to for both properties and in the first, second and third quarters of 2003 the Company adjusted this liability by additional holdover rent of $0.4 million, $0.4 million, and less than $0.1 million, respectively, it believes it is entitled to for the Dallas property. The additional holdover rent is recorded as other income in the accompanying consolidated financial statements. The net contingent lease termination liability has a balance of approximately $2.1 million as of September 30, 2003, and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to seek reimbursement of legal fees and damages, and will challenge the arbitration determination, which may reduce any amounts owed Meridien, and therefore ultimately any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the amount will not be greater than the recorded contingent lease termination expense.

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

At September 30, 2003, the Company’s outstanding borrowings under the Company’s credit facility were $85.0 million. Borrowings under the Company’s credit facility bear interest at floating rates. The weighted average interest rate under the Company’s credit facility for both the nine months and three months ended September 30, 2003 was 3.8%. A 0.25% annualized change in interest rates would have changed interest expense by approximately $0.1 million for the nine months ended September 30, 2003. This change is based on the weighted average borrowings subject to floating rates under the Company’s credit facility for the nine months ended September 30, 2003 of approximately $70.9 million.

At September 30, 2003, the borrowings outstanding under LHL’s credit facility were approximately $5.1 million. Borrowings under LHL’s credit facility bear interest at floating rates. The weighted average interest rate under LHL’s credit facility for the nine months and three months ended September 30, 2003 was approximately 3.5% and 3.4%, respectively. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the nine months ended September 30, 2003. This change is based on the weighted average borrowings subject to floating rates under LHL’s credit facility for the nine months ended September 30, 2003 of $8.4 million.

At September 30, 2003, the Company was the obligor with respect to MassPort Bonds with an aggregate principal amount of $42.5 million. The MassPort Bonds bear interest at a floating rate that is reset weekly and have no principal reductions prior to their scheduled maturities. The weighted average interest rate for the nine months and three months ended September 30, 2003 was 1.1% and 0.9%, respectively. A 0.25% annualized change in interest rates would have changed interest expense by less than $0.1 million for the nine months ended September 30, 2003. This change is based on the weighted average borrowings under the bonds for the nine months ended September 30, 2003 of $42.5 million.

At September 30, 2003, the mortgage loan that is collateralized by the Radisson Convention Hotel and the Westin City Center Dallas had a balance of $43.7 million. At September 30, 2003, the carrying value of this mortgage loan approximated its fair value as the interest rate associated with the borrowing approximated current market rates available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule.

At September 30, 2003, the mortgage loan that is collateralized by the Le Montrose Suite hotel located in West Hollywood, California had a balance of $14.3 million. At September 30, 2003, the carrying value of this mortgage loan approximated its fair value as the interest rate associated with the borrowing approximated the current market rate available for similar types of borrowing arrangements. The loan is subject to a fixed interest rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule.

At September 30, 2003, the mortgage loan collateralized by the Lansdowne Resort located in Lansdowne, Virginia had a principal balance of $64.8 million, including an unamortized premium of $2.2 million. This mortgage loan bears interest at a floating rate that is reset monthly. The weighted average interest rate for both the nine months and three months ended September 30, 2003 was 7.5%. A 0.25% annualized change in interest rates would have changed interest expense by less than $0.1 million for the nine months ended September 30, 2003. This change is based on the weighted average borrowings under this mortgage for the nine months ended September 30, 2003 of $24.4 million. At September 30, 2003, the carrying value of the mortgage loan approximated its fair value as the interest rate associated with the borrowings approximated current market rate available for similar types of borrowing arrangements. This loan matures on January 28, 2007 and requires interest and principal payments based on a 25-year amortization schedule.

On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30.0 million of the outstanding balance on its senior unsecured credit facility, which currently fixes the interest rate at 7.37% including the Company’s current spread, which varies with its leverage ratio, until December 2003.

Item 4.	Controls and Procedures.

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2003.

PART II. Other Information

I tem 1.	Legal Proceedings.

Neither the Company nor LaSalle Hotel Operating Partnership, L.P. is currently involved in any litigation of which the ultimate resolution, in the opinion of the Company, is expected to have a material adverse effect on the financial position, operations or liquidity of the Company and the operating partnership.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certifications Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The Company filed nine current reports on Form 8-K during the quarter ended September 30, 2003. Information regarding items reported is as follows:

Date	Items Reported On

July 15, 2003

Item 7 – Financial Statements, Proforma Financial Information and Exhibits

Item 9 – Regulation FD Disclosure

The Company announced its eviction of Meridien from its Dallas hotel and its rebranding the hotel as the Westin City Center Dallas.

July 16, 2003

Item 9 – Regulation FD Disclosure

The Company announced a conference call to be held on Tuesday, July 22, 2003 to discuss the Company’s results of operations for the quarter ended June 30, 2003 and its outlook for the remainder of the year.

July 22, 2003

Item 7 – Financial Statements, Proforma Financial Information and Exhibits

Item 9 – Regulation FD Disclosure

The Company issued a press release announcing its results for the quarter ended June 30, 2003 and its outlook for the remainder of the year.

July 28, 2003	Item 9 – Regulation FD Disclosure The Company issued a press release announcing the sale of the Holiday Inn Beachside Resort located in Key West, Florida.

September 18, 2003

Item 2 – Acquisition or Disposition of Assets

Item 7 – Financial Statements, Proforma Financial Information and Exhibits

Item 9 – Regulation FD Disclosure

The Company issued a press release announcing the acquisition of the Hotel George located in Washington, D.C.

September 18, 2003

Item 2 – Acquisition or Disposition of Assets

Item 7 – Financial Statements, Proforma Financial Information and Exhibits

Item 9 – Regulation FD Disclosure

The Company issued a press release announcing the acquisition of the Hotel George located in Washington, D.C.

September 24, 2003

Item 7 – Financial Statements, Proforma Financial Information and Exhibits

Item 9 – Regulation FD Disclosure

The Company issued a press release announcing the public offering of $25.0 million Series B Cumulative Redeemable Preferred Shares with a fixed distribution rate of 8.375% per year.

September 24, 2003	Item 7 – Financial Statements, Proforma Financial Information and Exhibits Consent of Altschuler, Melvoin and Glasser, LLP dated September 23, 2003.

September 29, 2003

Item 5 – Other Events

The Company issued a press release announcing it entered into an underwriting agreement with Raymond James & Associates, Inc. relating to the offer and sale by the Company of 1,000,000 of the Company’s 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: October 22, 2003	BY:	/s/ HANS S. WEGER

Hans S. Weger Executive Vice President, Treasurer and Chief Financial Officer