Form 10-K
period 2003-12-31
LASALLE HOTEL PROPERTIES
filed 2004-02-18
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                          to                         .

Commission file number 1-14045

    LASALLE HOTEL PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4800 Montgomery Lane, Suite M25, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

301/941-1500

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest	New York Stock Exchange
($0.01 par value)
10¼% Series A Cumulative Redeemable Preferred Shares	New York Stock Exchange
($0.01 par value)
8 3/8% Series B Cumulative Redeemable Preferred Shares	New York Stock Exchange
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

As of February 13, 2004, there were 24,118,929 shares of the Registrant’s common shares of beneficial interest issued and outstanding. The aggregate market value of the Registrant’s 23,606,275 and 20,097,079 common shares of beneficial interest held by non-affiliates of the Registrant at February 13, 2004 and June 30, 2003, respectively, was approximately $471.7 million and $297.0 million, respectively. The aggregate market value was calculated by using the closing price of the stock as of the respective dates on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held on or about April 22, 2004 (the “Proxy Statement”) are incorporated by reference in Part III of this report.

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

The “Company” means LaSalle Hotel Properties, a Maryland real estate investment trust, and one or more of its subsidiaries (including LaSalle Hotel Operating Partnership, L.P. and LaSalle Hotel Lessee, Inc.) and, as the context may require, LaSalle Hotel Properties only or the operating partnership only.

PART I

Item 1.    Business

General

The Company was organized as a Maryland real estate investment trust on January 15, 1998 to buy, own and lease primarily upscale and luxury full-service hotels located in convention, resort and major urban business markets. As of December 31, 2003, the Company owned interests in 17 hotels with approximately 5,600 rooms/suites located in ten states and the District of Columbia. Independent hotel operators manage the hotels. The Company is a self-managed and self-administered real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid federal income taxes at the corporate level.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of the operating partnership with an approximate 98.3% ownership at December 31, 2003. The remaining 1.7% is held by other limited partners who hold 424,686 limited partnership units. Limited partnership units are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. The hotels are leased under participating leases that provide for rental payments equal to the greater of (i) base rent or (ii) participating rent based on fixed percentages of gross hotel revenues.

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

Strategies and Objectives

The Company’s primary objectives are to provide a stable stream of income to its shareholders through increases in distributable cash flow and to increase long-term total returns to shareholders through appreciation in the value of its common shares of beneficial interest. To achieve these objectives, the Company seeks to:

•	enhance the return from, and the value of, the hotels in which it owns interests and any additional hotels the Company may acquire or develop; and

•	invest in or acquire additional hotel properties on favorable terms.

The Company seeks to achieve revenue growth principally through:

•	renovations, repositioning and/or expansions at selected hotels;

•	acquisitions of full-service hotels located in convention, resort and major urban business markets in the U.S. and abroad, especially upscale and luxury full-service hotels in such markets where the Company perceives strong demand growth or significant barriers to entry; and

•	selective development of hotel properties, particularly upscale and luxury full-service hotels in high demand markets where development economics are favorable.

The Company intends to acquire additional hotels in targeted markets, consistent with the growth strategies outlined above and which may:

•	possess unique competitive advantages in the form of location, physical facilities or other attributes;

•	be available at significant discounts to replacement cost, including when such discounts result from reduced competition for hotels with long-term management and/or franchise agreements;

•	benefit from brand or franchise conversion, new management, renovations or redevelopment or other active and aggressive asset management strategies; or

•	have expansion opportunities.

The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies including: Westin Hotels and Resorts, Sheraton Hotels and Resorts, Marriott International, Inc., Radisson Hotels International, Inc., Crestline Hotels & Resorts, Inc., Outrigger Lodging Services, Noble House Hotels and Resorts, Hyatt Corporation, the Kimpton Hotel & Restaurant Group, L.L.C., Benchmark Hospitality and White Lodging Services Corporation. The Company believes that having multiple independent operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.

Hotel Acquisitions

The Company acquired ten upscale and luxury full-service hotels in connection with its initial public offering. The Company sold four of the initial hotels. The Company sold the Holiday Inn Plaza Park in August 2000 and the Radisson Hotel Tampa in August 2001, as these hotels were not considered consistent with the Company’s long-term portfolio strategy. Additionally, the Company sold the New Orleans Grande Hotel in April 2003, and the Holiday Inn Beachside Resort in July 2003 because of weak short and mid-term market outlooks in these markets and the Company’s belief that the capital could be redeployed in markets that exhibited stronger fundamentals.

Subsequent to the Company’s initial public offering, the Company acquired the following hotel interests:

•	95.1% interest in the 462-room San Diego Paradise Point Resort for a net purchase price of $73.0 million in June 1998;

•	The 270-room Harborside Hyatt Conference Center & Hotel in Boston, Massachusetts for a net purchase price of $73.5 million in June 1998;

•	The 222-room Hotel Viking in Newport, Rhode Island for a net purchase price of $28.0 million in June 1999;

•	The 1,192-room Chicago Marriott Downtown in January 2000 through a joint venture with The Carlyle Group, an institutional investor. The Company has a non-controlling 9.9% equity interest and is entitled to receive an annual preferred return and the opportunity to earn an incentive participation in net sale proceeds in the event the hotel is sold or refinanced;

•	Four full-service hotels in Washington, D.C. (“the D.C. Collection”) with a total of 496 guestrooms for an aggregate net purchase price of approximately $42.5 million in March 2001. All four hotels, the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix, have been fully renovated, improved and repositioned as unique high-end, independent hotels. The aggregate cost of renovating and repositioning the four hotels was approximately $32.7 million;

•	The 343-room Holiday Inn on the Hill, a full-service hotel located on Capitol Hill in Washington, D.C., for a net purchase price of approximately $44.0 million in June 2001;

•	The 296-room Lansdowne Resort, a full-service golf resort and conference center located in Lansdowne, VA, for a purchase price of approximately $115.8 million, in June 2003; and

•	The 139-room Hotel George, a luxury urban hotel located on Capitol Hill in Washington, D.C., for a purchase price of approximately $24.1 million, in September 2003. The Company includes the Hotel George as part of the D.C. Collection.

Recent Developments

Effective January 16, 2004, the Company entered into an exclusive listing agreement for the sale of its Omaha property. The asset was classified as held for sale at that time because the property is being actively marketed and sale is expected to occur within one year; accordingly, depreciation was suspended. Based on initial pricing expectation the Company expects to recognize a gain on the sale, therefore no impairment was recognized.

On February 10, 2004, the Company acquired a 100% interest in the Indianapolis Marriott Downtown, a 615-room, AAA four-diamond rated full service hotel located in downtown Indianapolis, Indiana, for $106.0 million. The source of funding for the acquisition was the Company’s senior unsecured bank facility. The property was leased to LHL, and White Lodging Services Corporation was retained to manage the property.

On February 11, 2004, the Company paid in full the $62.3 million balance of the mortgage loan that had been secured by the Lansdowne Resort, which the Company had assumed upon purchase of the property on June 17, 2003. The mortgage loan permitted prepayment beginning on February 11, 2004. Upon prepayment, the seller was entitled to the remaining value of the $5.0 million debt service reserve (after prepayment penalty) that the seller had transferred to the Company in conjunction with the purchase of the Lansdowne Resort. On February 12, 2004, the Company paid the seller $3.1 million in cash representing the remaining value of the debt service reserve escrow. The Company recognized a gain on the debt extinguishment of $0.1 million.

Hotel Renovations

The Company believes that its regular program of capital improvements at the hotels, including replacement and refurbishment of furniture, fixtures and equipment, helps maintain and enhance its competitiveness and maximizes revenue growth under the participating leases. During the year ended December 31, 2003, the Company invested approximately $28.0 million on renovations and additional capital improvements at the hotels. The Company plans to invest approximately $45.0 million on renovations and additional capital improvements at its hotel properties during 2004. As of December 31, 2003, purchase orders and letters of commitment totaling approximately $12.0 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

Tax Status

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, the Company generally is not subject to corporate income tax on that portion of its net income that is currently distributed to shareholders. A REIT is subject to a number of highly technical and complex organizational and operational requirements, including requirements with respect to the nature of its gross income and assets and a requirement that it currently distribute at least 90% of its taxable income. The Company may, however, be subject to certain state and local taxes on its income and property.

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

Environmental Matters

In connection with the ownership and operation of the hotels, the Company is subject to various federal, state and local laws, ordinances and regulations relating to environmental protection. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under, or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner’s ability to borrow using such property as collateral. Furthermore, a person who arranges for the disposal or treatment of a hazardous or toxic substance at a property owned by another, or who transports such substance to or from such property, may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. The costs of remediation or removal of such substances may be substantial, and the presence of such substances may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of the hotels the Company may be potentially liable for such costs.

The Company believes that its hotels are in compliance, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on the Company. The Company has not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of its present properties.

Employees

The Company had 22 employees as of February 18, 2004. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels.

Additional Information

The Company has made available copies of the charters of its board committees, its code of ethics and its corporate governance guidelines on its website at www.lasallehotels.com. Copies of these documents are available in print to any shareholder who requests them. Requests should be sent to LaSalle Hotel Properties, 4800 Montgomery Lane, Suite M25, Bethesda, Maryland, 20814. Attn: Hans S. Weger, Corporate Secretary.

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

The Company’s return on its hotels depends upon the ability of the lessees and the hotel operators to operate and manage the hotels

To maintain its status as a REIT, the Company is not permitted to operate any of its hotels. As a result, the Company is unable to directly implement strategic business decisions with respect to the operation and marketing of its hotels, such as decisions with respect to the setting of room rates, repositioning of a hotel, food and beverage prices and certain similar matters. Although it consults with the lessees and hotel operators with respect to strategic business plans, the lessees and hotel operators are under no obligation to implement any of the Company’s recommendations with respect to such matters.

The Company’s performance and its ability to make distributions on its capital shares are subject to risks associated with the hotel industry

Competition for Guests, Increases in Operating Costs, Dependence on Travel and Economic Conditions Could Affect the Company’s Cash Flow.    The hotels are subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels including as a result of competition from internet wholesalers and distributors;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	dependence on demand from business and leisure travelers including substantial weakness at this time in business travel, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	terrorism alerts and warnings and military actions, which may cause decreases in business and leisure travel;

•	the military involvement in Iraq and its likely continued negative impact on travel and the economy; and

•	adverse effects of weak general and local economic conditions.

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

The Company’s obligation to comply with financial covenants in its senior unsecured bank facility and mortgages on some of its hotel properties could restrict its range of operating activities

The Company has a senior unsecured bank facility from a syndicate of banks, which provides for a maximum borrowing of up to $215.0 million. The senior unsecured bank facility matures on December 31, 2006 and has a one-year extension option. Funding for the new unsecured bank facility occurred on December 15, 2003, at which time it replaced the Company’s prior senior unsecured bank facility. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, minimum tangible net worth and total funded indebtedness.

The Company’s bank facility contains financial covenants that could restrict its ability to incur additional indebtedness or make distributions on the common shares. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Availability under the bank facility may be reduced by hotel financing which the Company obtains outside the bank facility. Pursuant to the bank facility, the amount of outside financing is limited to specified levels. If the Company is unable to borrow under the bank facility, it could adversely affect the Company’s financial condition.

The Company’s wholly owned subsidiary, LHL, has a senior unsecured bank facility from a syndicate of banks, which provides for a maximum borrowing of up to $13.0 million. The senior unsecured bank facility matures on December 31, 2006. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, minimum tangible net worth and total funded indebtedness.

The Radisson Convention Hotel, Westin City Center Dallas, Le Montrose Suite Hotel, Lansdowne Resort and San Diego Paradise Point Resort are each mortgaged to secure payment of indebtedness aggregating approximately $187.2 million (including a mortgage premium on the mortgage secured by the Lansdowne Resort) as of December 31, 2003. The Harborside Hyatt Conference Center & Hotel is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of approximately $42.5 million. If the Company is unable to meet mortgage payments, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company. From time to time, the Company may mortgage additional hotels to secure payment of additional indebtedness.

The Company’s performance is subject to real estate industry conditions and the terms of our leases

Because Real Estate Investments Are Illiquid the Company May Not Be Able to Sell Hotels When Desired.    Real estate investments generally cannot be sold quickly. The Company may not be able to vary its portfolio promptly in response to economic or other conditions. In addition, provisions of the Code limit a REIT’s ability to sell properties in some situations when it may be economically advantageous to do so.

Liability for Environmental Matters Could Adversely Affect the Company’s Financial Condition.    As an owner of real property, the Company is subject to various federal, state and local laws and regulations relating to the protection of the environment that may require a current or previous owner of real estate to investigate and clean-up hazardous or toxic substances at a property. These laws often impose such liability without regard to whether the owner knew of or caused the presence of the contaminants, and liability is not limited under the enactments and could exceed the value of the property and/or the aggregate assets of the owner. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the clean-up costs of the substances at a disposal or treatment facility, whether or not such facility is owned or operated by the person. Even if more than one person were responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire amount of clean-up costs incurred.

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

Certain Leases and Management Agreements May Constrain the Company from Acting in the Best Interests of Shareholders or Require it to Make Certain Payments.    The Harborside Hyatt Conference Center & Hotel and the San Diego Paradise Point Resort are each subject to a ground lease with a third-party lessor. In order for the Company to sell either of these hotels or to assign its leasehold interest in either of these ground leases, it must first obtain the consent of the relevant third-party lessor. The Radisson Convention Hotel is also subject to a ground lease with a third-party lessor; third-party lessor consent is required to assign leasehold interest unless the assignment is in conjunction with the sale of the hotel. Accordingly, if the Company determines that the sale of any of these hotels or the assignment of its leasehold interest in any of these ground leases is in the best interest of its shareholders, the Company may be prevented from completing such transaction if it is unable to obtain the required consent from the relevant lessor.

In some instances, the Company may be required to obtain the consent of the hotel operator prior to selling the hotel. Typically, such consent is only required in connection with certain proposed sales, such as if the proposed purchaser is engaged in the operation of a competing hotel or does not meet certain minimum financial requirements. Hotels where operator approval of certain sales may be required include: Chicago Marriott Downtown, Harborside Hyatt Conference Center & Hotel and Omaha Marriott Hotel.

The Westin City Center Dallas is a unit of a commercial condominium complex and is subject to a right of first refusal in favor of the owner of the remaining condominium units. In addition, the Company is subject to certain rights of first refusal or similar rights with respect to the following hotels: Hotel Viking, LaGuardia Airport Marriott and Marriott Seaview Resort. Similarly, the operator of the D.C. Collection hotels has a right of first offer and a right of first refusal, excluding the Hotel George, if any of the hotels are sold other than through a public bidding process.

If the Company determines to terminate a lease with a third-party lessee (other than in connection with a default by such lessee), it may be required to pay a termination fee calculated based upon the value of the lease.

Increases in interest rates may increase our interest expense

As of December 31, 2003, approximately $116.8 million of aggregate indebtedness (48.8% of total indebtedness) was subject to variable interest rates. The aggregate indebtedness balance includes the Company’s $11.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel. An increase in interest rates could increase the Company’s interest expense and reduce its cash flow and its ability to service its indebtedness.

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

Tax consequences upon a sale or refinancing of properties may result in conflicts of interest

Holders of units of limited partnership interest in the operating partnership or co-investors in properties not owned entirely by the Company may suffer different and more adverse tax consequences than the Company upon the sale or refinancing of properties. The Company may have different objectives from these co-investors and unitholders regarding the appropriate pricing and timing of any sale or refinancing of these properties. While the Company, as the sole general partner of the operating partnership, has the exclusive authority as to whether and on what terms to sell or refinance each property owned solely by the operating partnership, some of its trustees who have interests in units of limited partnership may seek to influence the Company not to sell or refinance the properties, even though such a sale might otherwise be financially advantageous to it, or may seek to influence the Company to refinance a property with a higher level of debt.

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

Item 2.    Properties

Hotel Properties

At December 31, 2003, the Company owned interests in the following 17 hotel properties:

Property		Number of Rooms/Suites	Location
1.	Radisson Convention Hotel*	565	Bloomington, MN
2.	Westin City Center Dallas*	407	Dallas, TX
3.	Marriott Seaview Resort	297	Galloway, NJ (Atlantic City)
4.	Omaha Marriott Hotel	299	Omaha, NE
5.	Le Montrose Suite Hotel*	132	West Hollywood, CA
6.	LaGuardia Airport Marriott	438	New York, NY
7.	San Diego Paradise Point Resort*	462	San Diego, CA
8.	Harborside Hyatt Conference Center & Hotel*	270	Boston, MA
9.	Hotel Viking	222	Newport, RI
10.	Chicago Marriott Downtown*	1,192	Chicago, IL
11.	Topaz Hotel	99	Washington, D.C.
12.	Hotel Rouge	137	Washington, D.C.
13.	Hotel Madera	82	Washington, D.C.
14.	Hotel Helix	178	Washington, D.C.
15.	Hotel George	139	Washington, D.C.
16.	Holiday Inn on the Hill	343	Washington, D.C.
17.	Lansdowne Resort*	296	Lansdowne, VA

	Total number of rooms/suites	5,558

*	Properties subject to a mortgage.

Radisson Convention Hotel.    Radisson Convention Hotel is an upscale full-service convention hotel located at the intersection of Interstate 494 and Highway 100, approximately 15 minutes from the Minneapolis/St. Paul International Airport, and five miles from the Mall of America. The hotel is currently leased to LHL and operated by an affiliate of the Radisson Group, Inc.

The Company currently expects to engage Starwood Hotels and Resorts Worldwide, Inc. to manage and operate its Bloomington, Minnesota property under the Sheraton brand affiliation, beginning during the first quarter 2004.

Westin City Center Dallas.    Westin City Center Dallas is an upscale full-service convention oriented hotel located in downtown Dallas, approximately 25 minutes from the Dallas/Fort Worth International Airport, in the heart of the city’s arts and financial districts. The hotel is conveniently located near the Dallas Convention Center, four stops away on the Dallas light rail system, with a DART station adjacent to the hotel. The hotel is leased to LHL and operated by Starwood Hotels & Resorts Worldwide, Inc.

Marriott Seaview Resort.    Marriott Seaview Resort is a luxury AAA Four-Diamond rated golf resort and conference center located on Reeds Bay, approximately nine miles north of Atlantic City, New Jersey. The hotel is leased to LHL and operated by Marriott International, Inc. pursuant to a long-term incentive-based operating agreement.

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

San Diego Paradise Point Resort.    San Diego Paradise Point Resort is a luxury resort that lies on 44 acres and has nearly one mile of beachfront. The hotel is located in the heart of Mission Bay on Vacation Island, a 4,600-acre aquatic park in southwest San Diego County. The resort is 15 minutes away from the San Diego International Airport and convenient to many major San Diego tourist attractions including Sea World, Old Town, downtown San Diego, the San Diego Convention Center, Qualcomm Stadium and the San Diego Zoo. The hotel is subject to a 50-year ground lease with the city of San Diego, which expires in June 2049. The hotel is leased to and operated by WestGroup San Diego Associates, Ltd., an affiliate of Noble House Hotels and Resorts.

Harborside Hyatt Conference Center & Hotel.    Harborside Hyatt Conference Center & Hotel is a full-service luxury conference and airport hotel located adjacent to Boston’s Logan International Airport along the Boston waterfront. The property features 19,000 square feet of meeting space and is directly across the Boston Harbor from Boston’s central business district. The hotel is located next to the Ted Williams Tunnel, providing convenient access to downtown Boston and the new Boston Convention Center. The property is subject to a long-term ground lease from the Massachusetts Port Authority, Logan International Airport’s owner and operating authority. The hotel is leased to LHL and operated by Hyatt Corporation pursuant to a long-term incentive based managment agreement.

Hotel Viking.    Hotel Viking is a full-service upscale resort located on Bellevue Avenue in Newport, Rhode Island. The hotel offers 29,000 square feet of meeting space, a restaurant, a lounge, a rooftop bar and a full-service spa. The property also includes the Trinity Parish House and the fully restored Kay Chapel, both adjacent to the hotel. The hotel is leased to LHL and is operated by Noble House Hotels and Resorts.

Chicago Marriott Downtown.    Chicago Marriott Downtown is a full-service, upscale convention hotel located at the intersection of North Michigan Avenue and Ohio Street on downtown Chicago’s world-famous “Magnificent Mile.” The property has over 60,000 square feet of meeting space, five food and beverage outlets, a health club and sports center, a business center and a gift shop. The Chicago Marriott Downtown has superb visibility and allows guests convenient access to a variety of attractions. A world-renowned shopping destination, the “Magnificent Mile” is home to such retailers as Neiman Marcus, Saks Fifth Avenue, Nordstrom, Marshall Fields and Niketown. The Company, through the operating partnership, owns a non-controlling 9.9% equity interest in the Chicago Marriott Downtown. The hotel is leased to Chicago 540 Lessee, Inc. in which the Company also owns a non-controlling 9.9% equity interest. The hotel is operated by Marriott International, Inc. pursuant to a long-term incentive-based operating agreement.

D.C. Collection.    The D.C. Collection comprises five full-service hotels located in Washington, D.C. with a total of 635 guestrooms. Each hotel features large guestrooms or suites. The Company renovated and repositioned four of the hotels as full-service, upscale, unique, independent hotels: the Topaz Hotel, the Hotel

Rouge, the Hotel Madera and the Hotel Helix. The Company leases each of these hotels to wholly owned subsidiaries of LHL. The San Francisco, California-based Kimpton Hotel & Restaurant Group, L.L.C., operates all five of these hotels.

Topaz Hotel.    The Topaz Hotel is a full-service hotel with an exotic “East-meets-West” theme. The hotel is conveniently located on Embassy Row in downtown Washington, D.C. It is within walking distance of the Central Business District, minutes from the monuments and museums, and less than two blocks from Dupont Circle and the Metro. The hotel features a bar/restaurant.

Hotel Rouge.    Hotel Rouge is a full-service hotel with a “playful, interactive, glamorous” theme. Located on Scott Circle in Washington, D.C., the hotel is five blocks from the White House and just minutes from the business district. The hotel features a bar/restaurant.

Hotel Madera.    Hotel Madera is a full-service hotel with a “cosmopolitan comfort” theme. The Hotel Madera, is located on the eastern edge of the Georgetown section of Washington, D.C., and near many of the area’s attractions. The hotel features a restaurant, Firefly, a modern American bistro.

Hotel Helix.    Hotel Helix is a full-service hotel with a “pop-art” theme. The Hotel Helix is located just a few blocks from the new 2.3 million square-foot Washington Convention Center. The hotel is located four blocks from Dupont Circle in close proximity to most of the major downtown tourist attractions. The hotel features a bar/restaurant.

Hotel George.    The Hotel George, a luxury urban hotel, is situated within three blocks of the U.S. Capitol Building and is centrally located to numerous leisure and corporate demand generators such as Union Station, The White House, the Mall and the Smithsonian. The hotel is within walking distance of the new 2.3 million square-foot Washington Convention Center and the revitalized Capitol Hill and Chinatown neighborhoods. The hotel features the award winning restaurant Bistro Bis.

Holiday Inn on the Hill.    Holiday Inn on the Hill is an upscale full-service hotel strategically located on Capitol Hill in Washington, D.C. The property is the closest hotel to the U.S. Capitol Building. The hotel offers a first class amenity package, including 10,000 square feet of newly renovated meeting space, a full-service restaurant and bar and a rooftop swimming pool. The hotel is minutes away from the 2.3 million square-foot Washington Convention Center. The hotel is leased to a wholly owned subsidiary of LHL, and Crestline Hotels & Resorts, Inc. has been the operator of the property since 1997.

Lansdowne Resort.    Lansdowne Resort is a AAA Four-Diamond luxury full-service golf resort and conference center located in Lansdowne, Virginia. The 296-room resort is located on 556 acres and features an 18-hole championship golf course designed by award-winning architect Robert Trent Jones, Jr. A second 18-hole championship golf course, designed by Greg Norman, and a clubhouse are currently under development and are scheduled for completion by mid-2005. The resort is leased to a wholly owned subsidiary of LHL and operated by Benchmark Hospitality.

Participating Leases and Management Agreements

The Company is subject to participating leases with third-party lessees and, through LHL, management agreements. For hotels leased to third-party lessees, the Company earns the greater of (i) base rent or (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. For hotels leased to third-party lessees, the Company is responsible for the payment of real estate taxes, ground rent, if any, certain insurance, maintaining a reserve for future capital expenditures and payment of agreed upon capital expenditures. The terms of these third-party participating leases have expirations between 2008 and 2009. For hotels leased by LHL, the Company, through LHL, earns all hotel revenues and is responsible for all hotel expenses, including base management fees and incentive management fees, if any, pursuant to the terms of the respective management agreement. The terms of the leases with LHL have expirations between 2008 and 2011.

Item 3.    Legal Proceedings

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

In connection with the termination of Meridien at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to a net award of approximately $5.4 million in connection with the New Orleans property, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. The Company is disputing the arbitration decision, as well as whether Meridien is entitled to fair market value. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which is secured by $5.9 million of restricted cash.

In 2002 the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases, and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The Company believes, however, it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. The contingent lease termination expense was therefore net of the holdover rent the Company believes it is entitled to for both properties and in the first, second and third quarters of 2003 the Company adjusted this liability by additional holdover rent of $395, $380 and $52, respectively, that it believes it is entitled to for the Dallas property. The additional holdover rent is recorded as other income in the accompanying consolidated financial statements. The net contingent lease termination liability has also been adjusted for legal fees and has a balance of approximately $2.0 million as of December 31, 2003, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to seek reimbursement of legal fees and damages, and will challenge the arbitration determination, which may reduce any amounts owed Meridien, and therefore ultimately any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents will be collectible or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations, including certain working capital notes and outstanding base rent.

Additionally, Meridien is disputing the Company’s calculations of participating rents for both properties. The total amount Meridien is disputing is approximately $2.0 million. Consistent with the express terms of the lease, however, Meridien has paid the participating rent due for 2001 and 2002 in full. The Company continues to believe the calculation is correct, consistent with the lease terms, and it has recognized the revenue in the appropriate periods.

Meridien also has sued the Company and one of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. On August 19, 2002, the Company received an order from the court denying all of Meridien’s motions. Meridien continued with the lawsuit, however, and filed an amended complaint. The Company moved to dismiss Meridien’s lawsuit, and on March 11, 2003 the court granted the Company’s motion and dismissed all of Meridien’s claims. On April 9, 2003, Meridien filed a notice of appeal, which appeal is pending.

The Company does not believe that the amount of any fees or damages it may be required to pay on any of the litigation related to Meridien will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole. The Company’s management has discussed this contingency and the related accounting treatment with the audit committee of its Board of Trustees.

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

Part II

Item 5.    Market for Registrant’s Common Shares of Beneficial Interest and Related Shareholder Matters

Market Information

The common shares of the Company began trading on the New York Stock Exchange on April 24, 1998 under the symbol “LHO.” The following table sets forth for the indicated periods the high and low sale prices for the common shares of beneficial interest and the cash distributions declared per share:

	Calendar Year 2003			Calendar Year 2002
	High	Low	Distribution	High	Low	Distribution
First Quarter	$14.26	$10.50	$0.210	$16.47	$11.10	$0.010
Second Quarter	$15.90	$12.00	$0.210	$16.33	$13.65	$0.010
Third Quarter	$17.40	$14.75	$0.210	$15.75	$10.60	$0.210
Fourth Quarter	$19.07	$16.56	$0.210	$14.13	$11.30	$0.210

The closing price for the Company’s common shares as reported by the New York Stock Exchange on December 31, 2003 was $18.55 per share.

Shareholder Information

As of February 13, 2004, there were 170 record holders of the Company’s common shares of beneficial interest, including shares held in “street name” by nominees who are record holders, and approximately 6,500 beneficial holders.

In order to comply with certain requirements related to qualification of the Company as a REIT, the Company’s Amended and Restated Declaration of Trust limits the number of common shares of beneficial interest and preferred shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares of beneficial interest and preferred shares, except for T. Rowe Price Associates, Inc. and Heitman Real Estate Investment Management which were granted waivers and each may own up to 13.0% of the Company’s outstanding common shares of beneficial interest and preferred shares.

Distribution Information

In 2003, the Company paid $0.84 per common share in distributions, 100.0% of which represented ordinary income for tax purposes.

The declaration of distributions by the Company is in the sole discretion of the Company’s Board of Trustees and depends on the actual cash flow of the Company, its financial condition, capital expenditure requirements for the Company’s hotels, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant.

The Company paid monthly distributions in lieu of quarterly distributions to its common shareholders and unitholders beginning in 2003. The Company paid the first monthly distribution for the month of January 2003 on February 14, 2003 at a level of $.07 per common share of beneficial interest and limited partnership unit, and the Company declared a similar distribution for the months of February through December 2003, to be paid in March 2003 through January 2004, respectively.

Operating Partnership Units

The operating partnership issued 3,181,723 units of limited partnership interest on April 29, 1998 (inception), in conjunction with the initial public offering. The following is a summary of unit activity since inception:

Units issued at initial public offering	3,181,723
Units converted to common shares of beneficial interest:
1999	(1,622,489)
2000	(36,754)
2001	(1,095,964)
2002	(18,497)
Units issued:
2000	16,667

Units outstanding at December 31, 2003	424,686

Holders of units of limited partnership interest receive distributions per unit in the same manner as distributions on a per common share basis to the common shareholders of beneficial interest.

Item 6.    Selected Financial Data

Selected Financial Data

The following tables set forth selected historical operating and financial data for the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from the historical financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES

Selected Historical Operating and Financial Data

(Unaudited, Dollars in thousands, except share data)

	For the year ended December 31,
	2003	2002	2001	2000	1999
Operating Data:
Revenues from continuing operations:
Hotel operating revenues	$179,443	$148,450	$118,175	$—	$—
Participating lease revenue	21,284	21,909	32,346	69,055	62,779
Interest income	340	340	685	1,216	955
Other income	919	19	827	56	66

Total revenues from continuing operations	201,986	170,718	152,033	70,327	63,800
Expenses from continuing operations:
Hotel operating expenses	133,120	107,229	82,969	—	—
Depreciation and other amortization	33,188	30,070	26,443	24,221	20,783
Real estate, personal property taxes and insurance	9,757	8,276	8,089	6,706	6,799
Ground rent	3,561	3,208	3,279	3,157	2,933
General and administrative	7,335	6,432	6,359	927	1,341
Interest	12,651	10,527	16,151	18,958	16,181
Amortization of deferred financing costs	2,399	2,251	1,841	1,080	992
Advisory fee (1)	—	—	—	3,840	3,670
Impairment of investment in hotel property	2,453	—	1,872	12,296	2,000
Lease termination, advisory transaction, subsidiary purchase and contingent lease termination expense	10	2,520	1,929	—	—
Writedown of notes receivable	—	158	1,172	—	—
Other expenses	251	7	976	19	138

Total expenses from continuing operations	204,725	170,678	151,080	71,204	54,837
Net income (loss) from continuing operations before income tax benefit, minority interest and equity in earnings of unconsolidated entities	(2,739)	40	953	(877)	8,963
Income tax benefit	5,482	2,696	1,507	—	—
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(63)	(72)	(81)	(16)	(1,462)
Equity in earnings of unconsolidated entities	304	458	616	1,152	57

Net income from continuing operations	2,984	3,122	2,995	259	7,558
Distributions to preferred shareholders	(10,805)	(8,410)	—	—	—

Net income (loss) from continuing operations applicable to common shareholders	(7,821)	(5,288)	2,995	259	7,558
Net income from discontinued operations	35,857	1,349	840	5,092	6,431

Net income (loss) applicable to common shareholders	$28,036	$(3,939)	$3,835	$5,351	$13,989

Net income (loss) from continuing operations applicable to common shareholders per common share:
basic (after dividends paid on unvested restricted shares)	$(0.40)	$(0.29)	$0.16	$0.02	$0.49
diluted (before dividends paid on unvested restricted shares)	$(0.38)	$(0.28)	$0.16	$0.02	$0.49

Net income (loss) applicable to common shareholders per common share:
basic (after dividends paid on unvested restricted shares)	$1.39	$(0.22)	$0.21	$0.32	$0.91
diluted (before dividends paid on unvested restricted shares)	$1.37	$(0.21)	$0.21	$0.32	$0.91

Weighted average number of common shares outstanding:
basic	20,030,723	18,413,602	18,321,730	16,920,596	15,432,667
diluted	20,487,406	18,843,530	18,452,882	16,982,962	15,432,667

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Investment in hotel properties, net	$595,976	$549,814	$550,015	$486,184	$501,191
Total assets	707,904	605,735	588,256	531,893	532,072
Borrowings under credit facilities	—	99,390	175,400	113,500	164,900
Bonds payable, net	42,500	42,500	42,500	40,314	41,571
Mortgage loans	187,157	117,042	118,562	119,964	46,306
Minority interest in LaSalle Hotel Operating Partnership, L.P.	5,721	5,262	5,589	20,288	22,417
Redeemable preferred shares, liquidation preference	127,298	99,798	—	—	—
Total shareholders’ equity	436,853	315,107	230,393	223,528	242,568
Other Data:
Funds from operations (2)	$26,844	$30,785	$36,268	$47,984	$44,065
Cash provided by operating activities	41,194	37,961	40,016	40,891	45,923
Cash used in investing activities	(52,709)	(41,548)	(81,231)	(31,853)	(63,660)
Cash provided by (used in) financing activities	39,755	7,390	42,519	(9,236)	17,779
Cash dividends declared per common share	$0.840	$0.440	$0.795	$1.535	$1.515

(1)	Represents advisory fee paid to the external advisor for acquisition, management, advisory, employee lease and administrative services provided to the Company. The external advisor received an annual base fee of up to 5.0% of the Company’s net operating income, as defined in the advisory agreement, and an annual incentive fee, which prior to January 1, 1999, was limited to 1.0% of the Company’s prorated pro forma net operating income based on growth in funds from operations per share.
(2)	The White Paper on funds from operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002, defines funds from operations as net income (loss) (computed in accordance with accounting principles generally accepted in the Unites States of America, (“GAAP”), excluding gains (or losses) from debt restructuring, sales of properties and items classified by GAAP as extraordinary, plus real estate-related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes funds from operations in accordance with standards established by NAREIT that may not be comparable to funds from operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from operations does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor are they indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Funds from operations may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions, and other commitments and uncertainties.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risk factors discussed in this Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

2003 was a challenging year for the travel industry, the lodging business and the Company. Travel, in general, was negatively affected by a number of factors including the war in Iraq, intermittently raised terror alert levels, an overall weak economy, the impact of SARS on international travel and consistently bad weather, especially on the East Coast. The Company’s revenues come primarily from hotel operating revenues from its hotels. Hotel operating revenues include room revenue, food and beverage revenue and other ancillary revenue such as golf revenue at our two golf resorts and telephone and parking revenue.

For 2003, we had net income of $28.0 million, or $1.37 per diluted share. Funds from Operations, or FFO was $26.8 million, or $1.28 per diluted share/unit and earnings before interest, taxes, depreciation and amortization or EBITDA was $87.3 million. Room revenue per available room or RevPAR was $92.45. We consider RevPAR and EBITDA to be key measures of the individual hotels’ performance. RevPAR for the total portfolio declined 0.6% for 2003. The RevPAR decline is attributable to an Average Daily Rate (“ADR”) drop of 3.1% to $142.97, while occupancy improved by 2.6% to 64.7%. EBITDA for the entire portfolio declined 9.0% for 2003, largely because of year over year increases in employee costs, property taxes, energy, and insurance.

We continuously evaluate the hotels in our portfolio using these measures to evaluate each hotels contribution toward reaching our goal of maintaining a reliable stream of income and moderate growth to our shareholders. We invest in capital improvements through the portfolio to continue to positively impact the competitiveness of our hotels. We actively seek to acquire new hotel properties that meet our portfolio criteria. However, because of the high level of competitive capital resources and a relatively limited number of hotels on the market, there continues to be relatively few hotels priced to provide the Company the returns it requires.

Critical Accounting Policies

The consolidated financial statements include the accounts of the Company, the operating partnership, LHL and its consolidated subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has utilized the information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. Included in the accompanying consolidated financial statements is an estimated contingent lease termination expense of an immaterial amount and $2.5 million for the years ended December 31, 2003 and 2002, respectively, related to the Company’s litigation with Meridien Hotels, Inc. (see Item 3. Legal Proceedings) and an estimated income tax benefit of $5.6 million and $3.0 million for the years ended December 31, 2003 and 2002, respectively. Additionally, included in the accompanying consolidated financial statements is an estimated liability of $2.0 million related to the Company’s litigation with Meridien Hotels, Inc. (see Item 3. Legal Proceedings), an estimated allowance for doubtful accounts of $0.3 million and an estimated deferred tax asset of $10.4 million as of December 31, 2003. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

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

For the Lansdowne Resort, the Company defers golf membership fees and recognizes revenue over the average expected life of an active membership (currently six years) on a straight-line basis. Golf membership, health club and executive club annual dues are recognized as earned throughout the membership year.

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price of assets to asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment and intangible assets. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and three to five years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

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

In July 2003, management of the Company changed its intent from holding its investment in the Holiday Inn Beachside Resort to selling the property due to the projected cost of renovating the property and receiving an unsolicited offer to purchase the property. As a result, the Company wrote down its investment in the Holiday Inn Beachside Resort by $2,453 to its estimated fair value, net of estimated costs to sell. The Board of Trustees approved management’s plan to sell the asset in July 2003. The property was sold in July 2003. The Company does not believe that there are any facts or circumstances indicating impairment of any of its other investments in its hotels.

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

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (14 hotels), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $30.9 million, from $148.5 million in 2002 to $179.4 million in 2003. This increase includes amounts that are not comparable year-over-year as follows:

•	$20.5 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$6.2 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July, 2003;

•	$3.8 million increase from the Hotel Helix, which was closed and repositioned during the second, third and fourth quarters of 2002, but was open during all of 2003;

•	$3.6 million increase from the Hotel Madera, which was closed and repositioned during the second and third quarters of 2002, but was open during all of 2003; and

•	$2.0 million increase from the Hotel George, which was purchased in September 2003.

The remaining change is a decrease of $5.2 million, or 3.5%, and is attributable to a 2.8% decrease in RevPAR for our properties leased to LHL. While occupancies were up slightly, the decrease in RevPAR is primarily attributable to lower average daily room rates from weakness in primarily corporate transient demand.

Overall, travel levels improved in the second and third quarters, when the industry benefited from relatively strong leisure demand. Compared to leisure travel, business travel continued to be weak. On a year over year basis, overall industry demand for hotel rooms significantly outpaced supply growth throughout the year, with occupancies up an average of 2.6% in 2003. The current marketplace is still imbalanced, however, with supply high and occupancies relatively low. While demand improved during 2003, reflecting the early stage of an industry recovery, increasing and/or maintaining room rates remains a challenge. Both the leisure traveler and the business traveler, group and transient, continue to be price sensitive, utilizing an aggressive negotiation posture and internet sites to shop for the lowest rates. Additionally, the business is more competitive now because transient guests tend to book their rooms closer to their time of stay than in the past, and transient rooms get priced lower than they otherwise would have. Many of the Company’s hotels experienced ADR declines during 2003, especially at the convention-oriented and urban-oriented hotels. Nevertheless, the Company is seeing meaningful improvements industry-wide in the way the internet is utilized. These changes can be expected to improve rates obtained through the use of third party and hotel or brand specific internet sites, as well as lower distribution costs.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) decreased $0.6 million from $21.9 million in 2002 to $21.3 million in 2003. Participating lease revenue includes (i) base rent and (ii)

participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. This decrease includes amounts that are not comparable year-over-year as follows:

•	$1.3 million decrease from the Westin City Center Dallas, which lease was transferred to LHL in July 2003, but was leased to a third party for the entire 2002 year; and

•	$0.4 million decrease from the Radisson Convention Hotel as a result of transferring the lease to LHL in January 2002.

The remaining change is an increase of $1.1 million, or 5.0%, and is a result of an increase in RevPAR at the hotels leased to third party lessees. The higher RevPAR resulted primarily from increased occupancy from strong leisure demand.

Hotel Operating expenses

Hotel operating expenses increased approximately $25.9 million from $107.2 million in 2002 to $133.1 million in 2003. This increase includes amounts that are not comparable year-over-year as follows:

•	$13.9 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$5.2 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July, 2003;

•	$2.9 million increase from the Hotel Madera, which was closed and repositioned during the second and third quarters of 2002, but was open during all of 2003;

•	$2.9 million increase from the Hotel Helix, which was closed and repositioned during the second, third and fourth quarters of 2002, but was open during all of 2003; and

•	$1.2 million increase from the Hotel George, which was purchased in September 2003.

The remaining change is a decrease of $0.2 million, or 0.2%, a result of cost savings initiatives at the hotels.

Maintaining hotel margins continued to be a challenge during 2003. The Company continued to see increases in payroll and related employee costs and benefits, insurance, energy and property taxes.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $3.1 million from $30.1 million in 2002 to $33.2 million in 2003. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.8 million due to the closing and repositioning of the Hotel Madera and Hotel Helix during the second and third quarters of 2002 and the second, third and fourth quarters of 2002, respectively;

•	$1.8 million from the Lansdowne Resort, which was purchased in June 2003; and

•	$0.3 million from the Hotel George, which was purchased in September 2003.

The remaining change is a decrease of $0.8 million because certain assets were fully depreciated during 2003.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $1.8 million from $11.5 million in 2002 to $13.3 million in 2003. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.5 million increase from the Lansdowne Resort, which was purchased in June 2003; and

•	$0.1 million increase from the Hotel George, which was purchased in September 2003.

The remaining increase of $1.2 million, or 10.4% is a result of increased real estate tax rates and tax assessments and higher insurance premiums overall for the hotels and higher ground rent at the San Diego and Boston properties because of higher revenues and additional parking charges, respectively.

Property taxes were up 12.9% in 2003. With state and local budgets showing deficits, many state and local governments have increased real estate taxes. These rate increases have almost completely offset the success the Company has had getting reductions in property assessments, many of them through successful appeals. Property and casualty insurance, combined with general liability, were up 30.1% for 2003; although price increases have recently moderated significantly from much larger increases over the last two years.

General and administrative expenses

General and administrative expense increased approximately $0.9 million from $6.4 million in 2002 to $7.3 million in 2003 primarily as a result of increases in pursuit costs, director’s fees, legal and audit fees, technology expenses and payroll related expenses to executives and employees.

Interest expense

Interest expense increased by approximately $2.2 million from $10.5 million in 2002 to $12.7 million in 2003 due to an increase in the Company’s weighted average interest rate, an increase in the weighted average debt outstanding and a decrease in capitalized interest. The Company’s weighted average interest rate related to continuing operations increased from 5.0% in 2002 to 5.3% in 2003. The Company’s weighted average debt outstanding related to continuing operations increased from $209.9 million in 2002 to $234.4 million in 2003, which includes (i) an $81.9 million net pay down in March 2002 on the Company’s senior unsecured bank facility with proceeds from the March 2002 preferred share offering, (ii) a $29.1 million paydown in June 2003 on the Company’s bank facility with proceeds from the June 2003 common stock offering, (iii) a $32.0 million net pay down in September 2003 on the Company’s bank facility with proceeds from the September 2003 Series B Preferred Share offering, (iv) $50.0 million net paydown on the Company’s bank facility with proceeds from the November 2003 common stock offering, and (v) additional pay downs on the Company’s bank facility with operating cash flows, offset by: (vi) assumption of a $65.2 million mortgage loan (including a $2.4 million mortgage premium) in conjunction with the purchase of the Lansdowne Resort in June 2003, (vii) additional borrowings for renovations of the Hotel Madera, Hotel Helix, Holiday Inn on the Hill and Hotel Viking early in 2003, (viii) additional borrowings under the Company’s bank facility to finance other capital improvements during 2003 and (ix) additional borrowings to purchase the Hotel George in September 2003.

Impairment of investment in hotel property

Impairment of investment in hotel properties increased approximately $2.5 million from zero due to the Company’s management changing its intent from holding its investment in the Holiday Inn Beachside Resort to selling the property. As a result, the Company wrote down its investment in the Holiday Inn Beachside Resort by $2.5 million in June 2003, to its estimated fair value, net of estimated costs to sell. The hotel was sold in July 2003.

Lease termination, advisory transition and subsidiary purchase expense

Lease termination, advisory transition, subsidiary purchase and contingent lease termination expense decreased $2.5 million from $2.5 million for 2002, to less than $0.1 million for 2003. The 2002 amount consists of contingent expenses relating to terminating the Le Meridien New Orleans and Dallas leases.

Writedown of notes receivable

Writedown of notes receivable decreased approximately $0.2 million from $0.2 million for 2002 to zero for 2003. Writedown of notes receivable of $0.2 million in 2002 represents the adjustment to net realizable value of the furniture, fixtures and equipment notes receivable from the Dallas property based on the Company’s valuation estimate of furniture, fixtures and equipment that secure the loan.

Income taxes

Income tax benefit increased approximately $2.8 million from $2.7 million in 2002 to $5.5 million in 2003. For 2003, the REIT incurred state and local income tax expense of $0.5 million. LHL’s net loss before income tax benefit increased by approximately $7.4 million from $7.5 million in 2002 to $14.9 million in 2003. Accordingly, for 2003 LHL recorded a federal income tax benefit of approximately $4.7 million (using an estimated tax rate of 30.8%) and a state and local tax benefit of approximately $1.6 million (using an estimated tax rate of 10.7%). The portion of LHL’s income tax benefit relating to the New Orleans property and the Key West property has been reclassified to discontinued operations. The following table summarizes the change in income tax benefit (dollars in thousands):

	For the year ended December 31,
	2003	2002
REIT state and local tax expense	$457	$86
LHL federal, state and local tax benefit	(6,307)	(3,096)
LHL state and local tax (benefit) expense	208	(7)

Total tax benefit	(5,642)	(3,017)

Less: LHL federal, state and local tax benefit related to discontinued operations	160	321

Total continuing operations tax benefit	$(5,482)	$(2,696)

As of December 31, 2003, the Company had a deferred tax asset of $10,424 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 thru 2023 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. The deferred tax asset is classified as non-current because the reversal in the subsequent year cannot be reasonably estimated.

Minority interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At December 31, 2003, the aggregate partnership interest held by the limited partners in the operating partnership was approximately 2.066%. The following table summarizes the change in minority interest (dollars in thousands):

	For the year ended December 31,
	2003	2002
Net income before minority interest	$39,660	$4,575
Weighted average minority interest percentage at December 31	2.066%	2.281%
Minority interest allocation	819	104
Less: minority interest allocation related to discontinued operations	(756)	(32)

Total allocation of minority interest to continuing operations	$63	$72

Discontinued operations

Net income from discontinued operations is a result of the sale of the New Orleans property and the Holiday Inn Beachside Resort property. Net income from discontinued operations increased by approximately $34.6 million from $1.3 million in 2002 to $35.9 million in 2003. The following table summarizes net income/(loss) from discontinued operations from 2003 and 2002 (dollars in thousands):

	For the year ended December 31,
	2003	2002
Net lease income (loss) from New Orleans property	$(123)	$2,102
Net operating income from New Orleans property	59	(173)
Net lease income from Key West property	299	(269)
Net operating loss from Key West property	(444)	(600)
Gain on sale of New Orleans property	37,087	—
Loss on sale of Key West property	(425)	—
Minority interest allocation related to New Orleans property	(764)	(46)
Minority interest allocation related to Key West property	8	14
Income tax benefit (expense) related to New Orleans property	(24)	72
Income tax benefit related to Key West property	184	249

Net income (loss) from discontinued operations	$35,857	$1,349

Distributions to preferred shareholders

Distributions to preferred shareholders increased $2.4 million from $8.4 million in 2002 to $10.8 million in 2003. The Series A Preferred Shares were issued on March 6, 2002 and the first quarter 2002 distribution was prorated for the actual number of days the Series A Preferred Shares were outstanding. The second, third and fourth quarter 2002 Series A Preferred Shares distributions were paid for all quarters. By contrast, Series A Preferred Shares distributions for the year ended December 31, 2003 were paid for the entire year. The Series B Preferred Shares were issued on September 30, 2003. Distributions were paid for the Series B Preferred Shares for the entire fourth quarter of 2003, but there were no Series B Preferred Shares distributions in 2002.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (13 hotels), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $30.3 million, from $118.2 million in 2001 to $148.5 million in 2002. This increase includes amounts that are not comparable year-over-year as follows:

•	$20.4 million increase attributable to transferring the Radisson Convention Hotel lease to LHL in January 2002;

•	$7.4 million increase attributable to the purchase of the Holiday Inn on the Hill in June 2001;

•	$3.3 million increase attributable to the Hotel Rouge, which was acquired in March 2001, and subsequently closed for repositioning from May to December 2001, but was open in 2002;

•	$2.9 million increase attributable to the Topaz Hotel, which was acquired in March 2001, and subsequently closed for repositioning from May to October 2001, but was open in 2002;

•	$2.4 million decrease attributable to the Hotel Helix, which was closed for repositioning from April 2002 through early-November 2002; and

•	$0.6 million decrease from the Hotel Madera, which was closed for repositioning from mid-April 2002 through late September 2002.

The remaining change is a decrease of $ 0.7 million, or 0.6%, and is attributable to a decrease in RevPAR for our properties leased to LHL. The decrease in RevPAR is attributable to reduced occupancies and average daily room rates from weakness in primarily corporate group and transient demand.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (three hotels) decreased $10.4 million from $32.3 million in 2001 to $21.9 million in 2002. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. This decrease includes amounts that are not comparable year-over-year as follows:

•	$6.5 million decrease from the Radisson Convention Hotel and Holiday Inn Beachside Resort as a result of transferring the leases to LHL in January 2002;

•	$2.3 million decrease due to the sale of the Radisson Hotel Tampa on August 15, 2001; and

•	$0.2 million decrease as a result of transferring the Hotel Viking lease to LHL in February 2001.

The remaining decrease of $1.4 million, or 4.3%, is a result of a decrease in RevPAR at the hotels leased to third party lessees from weakness in primarily corporate group and transient demand.

Hotel operating expenses

Operating expenses increased approximately $24.2 million from $83.0 million in 2001 to $107.2 million in 2002. This increase includes amounts that are not comparable year-over-year as follows:

•	$14.6 million increase from the Radisson Convention Hotel as a result of transferring the lease to LHL in January 2002;

•	$4.7 million increase from the Holiday Inn on the Hill, which was acquired in June 2001;

•	$3.0 million increase from the Hotel Rouge which was acquired in March 2001, and subsequently closed for repositioning from May to December 2001, but was open in 2002;

•	$2.3 million increase from the Topaz Hotel which was acquired in March 2001, and subsequently closed for repositioning from May to October 2001 but was open in 2002;

•	$1.1 million increase as a result of transferring the Hotel Viking lease to LHL in February 2001; and

•	$1.1 million decrease in hotel expenses from the Hotel Helix, which was closed for repositioning from April 2002 through early-November 2002.

The remaining change is a decrease of $0.4 million, or 0.5%. This decrease is a result of lower overall hotel direct and indirect expenses primarily as a result of the corporate action plan initiatives and lower occupancy levels.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $3.7 million from $26.4 million in 2001 to $30.1 million in 2002. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.7 million increase due to the acquisition of the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix in March 2001 and the subsequent repositioning of the Topaz Hotel and Hotel Rouge during the last three quarters of 2001 and the subsequent repositioning of the Hotel Madera and Hotel Helix during the second, third and fourth quarters of 2002; and

•	$0.9 million increase due to the acquisition of the Holiday Inn on the Hill in June 2001.

The remaining increase of $1.1 million is related to capital improvements placed into service at all hotels during 2002.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $0.1 million from $11.4 million in 2001 to $11.5 million in 2002. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.3 million increase in real estate taxes and insurance as a result of the acquisition of the Holiday Inn on the Hill in June 2001;

•	$0.2 million increase in real estate taxes and insurance as a result of the acquisition of the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix in March 2001 and the subsequent repositioning of the Topaz Hotel and Hotel Rouge during the last three quarters of 2001 and the subsequent repositioning of the Hotel Madera and Hotel Helix during the second, third and fourth quarters of 2002;

•	$0.1 million increase in ground rent for Radisson Convention Hotel as a result of transferring the lease to LHL in January 2002; and

•	a $0.2 million decrease in real estate taxes relating to the Radisson Hotel Tampa, which was sold on August 15, 2001.

The remaining change is a decrease of $0.3 million, or 2.6% and is a result of a decrease in real estate taxes because of successful real estate tax appeals at the Dallas and San Diego properties, a decrease in ground rent expense at the Boston and San Diego properties as a result of reduced revenues and a refund of personal property taxes from the lessee of the Le Montrose Suite Hotel, offset by increased insurance premiums overall for the hotels.

General and administrative expenses

General and administrative expense remained unchanged at approximately $6.4 million. While there was an increase of approximately $0.4 million in executive compensation expense relating to the grants of restricted shares in April and November 2001, that increase was offset by administrative cost savings initiatives.

Interest expense

Interest expense decreased by approximately $5.7 million from $16.2 million to $10.5 million due to a decrease in the Company’s weighted average interest rate, a decrease in the weighted average debt outstanding and an increase in capitalized interest. The Company’s weighted average interest rate related to continuing operations decreased from 5.9% to 5.0% for the year ended December 31, 2001 and 2002, respectively, including a decrease in the weighted average interest rate for the bonds outstanding from 3.1% to 1.5% for the year ended December 31, 2001 and 2002, respectively. The Company’s weighted average debt outstanding related to continuing operations decreased from $269.2 million to $209.9 million for the year ended December 31, 2001 and 2002, respectively. The decrease includes (i) an $81.9 million net pay down in March 2002 on the Company’s senior unsecured bank facility with proceeds from the March 2002 preferred share offering, (ii) additional pay downs on the Company’s senior unsecured bank facility with operating cash flows, offset by: (iii) additional borrowings for renovations of the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix during 2002, and (iv) additional borrowings under the Company’s senior unsecured bank facility to finance other capital improvements during 2002. Capitalized interest increased by approximately $0.2 million from $0.8 million to $1.0 million due to the renovations of the Hotel Madera and the Hotel Helix during 2002.

Impairment of investment in hotel property

Impairment of investment in hotel property decreased from $1.9 million to zero. Impairment of investment in hotel property of $1.9 million for the year ended December 31, 2001 represents the writedown of the Radisson Hotel Tampa. The asset was written down in the second quarter of 2001 and sold on August 15, 2001. There were no similar writedowns of assets during the year ended December 31, 2002.

Lease termination, advisory transition and subsidiary purchase expense

Lease termination, advisory transition, subsidiary purchase and contingent lease termination expense increased $0.6 million from $1.9 million for the year ended December 31, 2001, which included $0.5 million of LHL acquisition costs, $0.6 million of one-time expenses associated with becoming a self-managed REIT, and a $0.8 million cost of terminating the Hotel Viking lease, to $2.5 million for the year ended December 31, 2002, which consists of contingent expenses relating to terminating the Le Meridien New Orleans and Dallas leases.

Writedown of notes receivable

Writedown of notes receivable decreased approximately $1.0 million from $1.2 million to $0.2 million. Writedown of notes receivable of $1.2 million in 2001 represents the adjustment to net realizable value of the furniture, fixtures and equipment notes receivable from the Radisson Convention Hotel and Le Meridien Dallas based on the Company’s valuation estimate of furniture, fixtures and equipment that secure the loans. Writedown of notes receivable of $0.2 million in 2002 represents the adjustment to net realizable value of the furniture, fixtures and equipment notes receivable from Le Meridien Dallas based on the Company’s valuation estimate of furniture, fixtures and equipment that secure the loan.

Other expenses

Other expenses decreased approximately $1.0 million from $1.0 million in 2001 to zero is 2002. Other expense of $1.0 million for the year ended December 31, 2001 represents the costs related to the March 1, 2001 redemption of the Massachusetts Port Authority special project revenue bonds relating to the Harborside Hyatt Conference Center & Hotel. There were no similar costs incurred during the year ended December 31, 2002.

Income taxes

For 2002, the REIT incurred state and local income tax expense of $0.1 million. LHL’s net loss before income tax benefit increased by approximately $3.9 million from $3.6 million in 2001 to $7.5 million in 2002. Accordingly, for 2002 LHL recorded a federal income tax benefit of approximately $2.3 million (using an estimated tax rate of 30.8%) and a state and local tax benefit of approximately $0.8 million (using an estimated tax rate of 10.7%). The portion of LHL’s income tax benefit relating to the New Orleans property and the Key West property has been reclassified to discontinued operations. The following table summarizes the change in income tax benefit (dollars in thousands):

	For the year ended December 31,
	2002	2001
REIT state and local tax expense	$86	$—
LHL federal, state and local tax benefit	(3,096)	(1,118)
LHL state and local tax benefit	(7)	(389)

Total tax benefit	(3,017)	(1,507)

Less: LHL federal, state and local tax benefit related to discontinued operations	321	—

Total continuing operations tax benefit	$(2,696)	$(1,507)

Minority interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At December 31, 2002, the aggregate partnership interest held by the limited partners in the operating partnership was approximately 2.28%. Although net income before minority interest increased, minority interest allocation related to continuing operations decreased slightly from 2001 to 2002. The following table summarizes the change in minority interest (dollars in thousands):

	For the year ended December 31,
	2002	2001
Net income before minority interest	$4,575	$3,938
Weighted average minority interest percentage at December 31	2.281%	2.611%
Minority interest allocation	104	103
Less: minority interest income (expense) related to discontinued operations	(32)	(22)

Total allocation of minority interest to continuing operations	$72	$81

Discontinued operations

Net income from discontinued operations is a result of the New Orleans property and the Holiday Inn Beachside Resort property being held for sale, resulting in an increase of approximately $0.5 million from $0.8 million to $1.3 million. The following table summarizes net income/(loss) from discontinued operations from 2002 and 2001 (dollars in thousands):

	For the year ended December 31,
	2002	2001
Net lease income from New Orleans property	$2,102	$776
Net operating income from New Orleans property	(173)	—
Income tax benefit related to New Orleans property	72	—
Minority interest allocation related to New Orleans property	(46)	(20)
Net lease income (loss) from Key West property	(269)	86
Net operating income from Key West property	(600)	—
Income tax benefit related to Key West property	249	—
Minority interest allocation related to Key West property	14	(2)

Net income from discontinued operations	$1,349	$840

Distributions to preferred shareholders

Distributions to preferred shareholders increased $8.4 million from zero. Preferred shares were issued in March 2002, therefore there were no distributions to preferred shareholders prior to the payment of the first preferred share dividend in April 2002.

Funds From Operations and EBITDA

The Company considers the non-GAAP measures of funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”) to be key measures of the Company’s performance and should be considered along with, but not as alternatives to, net income and cash flow as a measure of the Company’s operating performance and liquidity.

The Company believes that FFO and EBITDA are helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, they provide investors with an indication of the ability of an equity REIT to incur and service debt, to make capital expenditures and to fund other cash needs. The White Paper on FFO approved by NAREIT in April 2002 defined FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring, sales of properties and items classified by GAAP as extraordinary, plus real estate-related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO and EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor are they indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. FFO and EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties.

The following is a reconciliation between net income applicable to common shareholders and FFO for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands, except share data):

	For the year ended December 31,
	2003	2002	2001
Funds From Operations (FFO):
Net income (loss) applicable to common shareholders	$28,036	$(3,939)	$3,835
Depreciation	33,582	33,425	31,354
Equity in depreciation of joint venture	1,019	974	938
Amortization of deferred lease costs	50	71	38
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	63	72	81
Minority interest in discontinued operations	756	32	22
Net gain on sale of properties disposed of	(36,662)	—	—
Equity in extraordinary loss of joint venture	—	150	—

FFO	$26,844	$30,785	$36,268

Weighted average number of common shares and units outstanding:
Basic	20,455,409	18,849,792	18,814,381
Diluted	20,912,092	19,279,719	18,945,533

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):

	For the year ended December 31,
	2003	2002	2001
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income (loss) applicable to common shareholders	$28,036	$(3,939)	$3,835
Interest	14,331	15,333	21,005
Equity in interest expense of joint venture	590	579	825
Income tax benefit:
Income tax benefit	(5,482)	(2,696)	(1,507)
Income tax benefit from discontinued operations	(160)	(321)	—
Depreciation and other amortization	33,702	33,531	31,429
Equity in depreciation/amortization of joint venture	1,130	1,062	998
Amortization of deferred financing costs	3,511	2,398	1,992
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	63	72	81
Minority interest in discontinued operations	756	32	22
Distributions to preferred shareholders	10,805	8,410	—

EBITDA	$87,282	$54,461	$58,680

The Hotels

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the years ended December 31, 2003 and 2002, respectively.

	Year ended December 31,
	2003	2002	Variance
Total Portfolio
Occupancy	64.7%	63.0%	2.6%
ADR	$142.97	$147.56	(3.1)%
RevPAR	$92.45	$92.99	(0.6)%

Off-Balance Sheet Arrangements

The Company is a party to a joint venture arrangement with The Carlyle Group, an institutional investor, that owns the 1,192-room Chicago Marriott Downtown in Chicago, Illinois. The Company owns a non-controlling 9.9% equity interest in the joint venture that owns the Chicago Marriott Downtown. The Company receives an annual preferred return in addition to its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. The Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc., in which the Company also owns a non-controlling 9.9% equity interest. The Carlyle Group owns a 90.1% controlling interest in both the joint venture that owns the Chicago Marriott Downtown and Chicago 540 Lessee, Inc. Marriott International, Inc. operates the Chicago Marriott Downtown pursuant to a long-term incentive-based operating agreement. As the controlling owner, The Carlyle Group may elect to dispose of the Chicago Marriott Downtown without the Company’s consent. The Company accounts for its non-controlling 9.9% equity interest in each of the joint venture that owns the Chicago Marriott Downtown and Chicago 540 Lessee, Inc. under the equity method of accounting.

The joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest is subject to two mortgage loans for an aggregate amount of $120.0 million. The mortgage loans have two-year terms, expire in July 2004, and can be extended at the option of the joint venture for three additional one-year terms. The mortgages bear interest at the greater of (i) the London InterBank Offered Rate plus 2.4% or (ii) 4.9%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 8.1%, effectively limiting the rate on the mortgages to 10.5%. As of December 31, 2003, the interest rate was 4.9%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures these mortgages. The Company’s pro rata share of the loans in aggregate is approximately $11.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for these mortgages.

Currently, the joint venture is in discussions with its current lender to refinance the mortgages with new two-year loans that would expire in 2006 and include three one-year extension options. If the new loan is not consummated, the joint venture would evaluate alternative financing or exercise its extension options.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of hotel operating cash flow distributed by LHL and the operating partnership’s cash flow from the participating leases. The partnership agreement for the operating partnership provides that distributions of available cash “shall be distributed” at least quarterly. Available cash is generally defined as net income plus any reduction in reserves and minus interest and principal payments on debt, capital expenditures, and additions to reserves and other adjustments. There are currently no contractual or other arrangements limiting payment of distributions by the operating partnership. Similarly, LHL is a wholly owned subsidiary of the operating partnership. Payments to the operating partnership are required to be paid pursuant to the terms of the lease agreements between LHL and the operating partnership relating to the properties owned by the operating partnership and leased by LHL. Except for the security deposits required under the participating leases for the two hotels not leased by LHL, the lessees’ obligations under the participating leases are unsecured and the lessees’ abilities to make rent payments to the operating partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, is dependent on the lessees’ abilities to generate sufficient cash flow from the operations of the hotels.

In addition, cash flow from hotel operations is subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels, including as a result of competition from internet wholesalers and distributors;

•	increases in operating costs including wages, benefits, insurance, property taxes and energy due to inflation and other factors, which may not be offset in the future by increases in room rates;

•	dependence on demand from business and leisure travelers, including substantial weakness in business travel, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	military involvement in Iraq and its likely continued negative impact on travel and the economy; and

•	terrorism and actions taken against terrorists which may cause additional decreases in business and leisure travel.

These factors could adversely affect the ability of the hotel operators to generate revenues and therefore adversely affect the lessees of the Company’s hotels and their ability to make rental payments to the Company pursuant to the participating leases and therefore impact the Company’s liquidity.

The following is a summary of the Company's obligations and commitments as of December 31, 2003 (dollars in thousands):

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Contractual Obligations
Mortgage loans—GE Capital Corporation
Le Montrose Suite Hotel	14,231	182	657	533	12,859
Radisson Convention Hotel and Westin City Center Dallas	43,515	850	3,004	2,447	37,214
Lansdowne Resort (excluding premium amortization)	62,396	950	61,446	—	—
San Diego Paradise Point Resort	65,000	1,134	4,137	59,729	—
Ground rent
Harborside Hyatt Conference Center & Hotel	11,135	525	1,541	1,028	8,041
Radisson Convention Hotel	186	100	86	—	—
San Diego Paradise Point Resort	88,904	1,957	5,873	3,915	77,159
Bonds payable
Massport taxable bonds	5,400	—	5,400	—	—
Massport tax-exempt bonds	37,100	—	37,100	—	—

Total contractual obligations	$327,867	$5,698	$119,244	$67,652	$135,273
Commercial Commitments
Borrowings under credit facilities	—	—	—	—	—

Dividends on Preferred Shares
Dividends payable on preferred shares	46,610	12,532	31,775	2,303	—

Total contractual obligations, commercial commitments and dividends on preferred shares excluding off-balance sheet arrangements	$374,477	$18,230	$151,019	$69,955	$135,273

Off-Balance Sheet Obligation
Mortgage loans—CIGNA Chicago Hotel Venture	11,880	11,880	—	—	—

Total obligations and commitments	$386,357	$30,110	$151,019	$69,955	$135,273

The Company had a senior unsecured bank facility from a syndicate of banks, which provided for a maximum borrowing of up to $210.0 million and was due to mature on December 31, 2003. On November 20, 2003, the Company executed a new senior unsecured bank facility from a syndicate of banks, which provides for a maximum borrowing of up to $215.0 million. The new unsecured bank facility matures on December 31, 2006 and has a one-year extension option. Funding for the new senior unsecured bank facility occurred on December 15, 2003, at which time it replaced the Company’s prior senior unsecured bank facility. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the new senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the year ended December 31, 2003 and 2002, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 3.8% and 4.3%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2003. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.250% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $0.5 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, the Company had no outstanding borrowings against the senior unsecured bank facility.

In conjunction with the June 1998 acquisition of the Harborside Hyatt Conference Center & Hotel, the Company assumed $40.0 million of Massachusetts Port Authority special project revenue bonds previously issued under a loan and trust agreement with Massachusetts Port Authority, as amended. On March 1, 2001, the Company redeemed the $40.0 million aggregate principal amount of tax-exempt Massachusetts Port Authority special project revenue bonds. Proceeds for the redemption were derived from $37.1 million of newly issued tax-exempt and $5.4 million of newly issued taxable bonds, each having a 17-year maturity. The new bonds were issued by Massachusetts Port Authority and bear interest based on a weekly floating rate, and have no principal payments until maturity. A call premium of $0.8 million and an interest expense of $0.4 million associated with the escrows, which was later offset by a $0.3 million reimbursement of interest expense were incurred. Interest expense for the years ended December 31, 2003 and 2002 was $0.5 million and $0.6 million, respectively. Due to the nature of these bonds, they can be redeemed at any time without penalty. The bonds were secured by letters of credit issued by GE Capital Corporation that were due to expire on March 1, 2004. On October 7, 2003, the Company extended the letters of credit issued by GE Capital Corporation securing the MassPort Bonds. The extended letters of credit expire in February 2007 and are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6.0 million letter of credit from the Company. If GE Capital Corporation fails to renew its letters of credit at that time and an acceptable replacement provider cannot be found, the Company may be required to pay-off the bonds. At December 31, 2003, the Company had outstanding bonds payable of $42.5 million.

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Radisson Convention Hotel, located in Bloomington, Minnesota and the Westin City Center Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the two hotels that secure the loan. Interest expense for both the year ended December 31, 2003 and 2002 was $3.6 million. The mortgage loan had a principal balance of $43.5 million and $44.3 million at December 31, 2003 and 2002, respectively.

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Le Montrose Suite Hotel located in West Hollywood, California. The Company had two additional mortgage loans collateralized by the New Orleans Grande Hotel and the Holiday Inn Beachside Resort, located in Key West, Florida. These hotels were sold on April 21, 2003 and July 25, 2003, respectively, and the purchasers assumed the respective principal balances of $46.7 million and $11.4 million at the time of sale (see Note 4 to the Company’s consolidated financial statements). The remaining loan is subject to a fixed interest rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule. The mortgage loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premium and real estate taxes on the Le Montrose Suite Hotel. Interest expense for both the year ended December 31, 2003 and 2002 (excluding interest amounts related to the New Orleans Grande Hotel and the Holiday Inn Beachside Resort) was $1.2 million. The principal balance of this mortgage loan was $14.2 million and $14.4 million at December 31, 2003 and 2002, respectively.

The Company is subject to a five-year mortgage loan that is secured by the Lansdowne Resort located in Lansdowne, Virginia. The Company assumed the mortgage upon purchase of the property on June 17, 2003. In conjunction with the assumption of the mortgage, the Company recorded a premium of $2.4 million, which is being amortized over the remaining life of the mortgage loan. The loan bears interest at a floating rate of the London InterBank Offered Rate plus 4.5%, matures on January 28, 2007, and requires interest and principal payments based on a 25-year amortization schedule. The loan has a London InterBank Offered Rate floor of 3.0% and permits prepayment beginning on February 11, 2004. On February 11, 2004, the Company paid in full the $62.3 million balance of the mortgage loan that had been secured by the Lansdowne Resort (see Note 22 to the accompanying consolidated financial statements). As of December 31, 2003, the interest rate was 7.5%. Also in conjunction with the assumption of the mortgage loan, the seller transferred to the Company a $5.0 million debt service reserve escrow, which is included in restricted cash. If the mortgage loan is prepaid, the seller is entitled to the remaining value of the debt service reserve (after prepayment penalty) in the form of cash or common shares of beneficial interest, as defined. The mortgage loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes on the Lansdowne Resort in addition to reserves for various property improvements and sales tax. Interest expense, net of premium amortization, for the years ended December 31, 2003 and 2002 was $2.2 million and zero, respectively. The principal balance of the mortgage loan at December 31, 2003, including the unamortized premium of $2.0 million was $64.4 million.

On December 12, 2003, the Company, through the LHO San Diego Financing, L.L.C., entered into a five-year mortgage loan totaling $65.0 million that is secured by the San Diego Paradise Point Resort. The mortgage loan matures on February 9, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 5.25% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the hotel that secures the loan. Interest expense for the years ended December 31, 2003 and 2002 was $0.2 million and zero, respectively. The mortgage loan had a principal balance of $65.0 million at December 31, 2003.

Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $0.5 million (which included an aggregate of $455 in payments to Jones Lang LaSalle Incorporated and LPI Charities for the shares then held by them) in accordance with a Stock Purchase Agreement dated July 28, 2000. Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code. The cost associated with the transaction was expensed during the first quarter of 2001 and was classified as an operating expense in the accompanying consolidated financial statements. LHL currently leases the following 14 hotels owned by the Company:

•	Marriott Seaview Resort

•	LaGuardia Airport Marriott

•	Omaha Marriott Hotel

•	Harborside Hyatt Conference Center & Hotel

•	Hotel Viking

•	Topaz Hotel

•	Hotel Rouge

•	Hotel Madera

•	Hotel Helix

•	Holiday Inn on the Hill

•	Radisson Convention Hotel

•	Lansdowne Resort

•	Westin City Center Dallas

•	Hotel George

On January 3, 2001, LHL obtained a three-year commitment for a $5.0 million senior unsecured revolving bank facility to be used for working capital and general corporate purposes. On September 1, 2002, LHL amended its unsecured revolving credit facility agreement to allow for maximum borrowings of $7.5 million. Effective January 1, 2003, LHL again amended its unsecured revolving credit facility agreement to allow for maximum borrowings of $10.0 million. This LHL credit facility matured on December 31, 2003. Effective January 1, 2004, LHL renewed its credit facility for $13.0 million for three additional years. The new LHL credit facility matures December 31, 2006. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the facility for the years ended December 31, 2003 and 2002 was 3.5% and 4.2%, respectively. LHL is required to pay an unused commitment fee which is variable, determined from a ratings-based pricing matrix, and currently set at 0.250% of the unused portion of the LHL credit facility. LHL incurred an immaterial commitment fee for each of the years ended December 31, 2003 and 2002. At December 31, 2003, the Company had no outstanding borrowings against the LHL credit facility.

In March 2002, the Company completed an underwritten public offering of 3,991,900 10¼% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (Liquidation Preference $25 per share) (the “2002 Equity Offering”). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $96.1 million. The net proceeds were used to repay then existing indebtedness under the Company’s senior unsecured bank facility and to fund the redevelopment of the D.C. Collection throughout the year.

In June 2003, the Company completed an underwritten public offering of 2,041,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $29.1 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured bank facility. On July 1, 2003, the Company issued an additional 204,000 common shares pursuant to an over allotment option for approximately $2.9 million after deducting underwriting discounts and commissions.

In September 2003, the Company completed an underwritten public offering of 1,000,000 shares of 8 3/8% Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share (Liquidation Preference $25 per share). After deducting underwriting discounts and commission, the Company raised net proceeds of approximately $24.4 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured bank facility. On October 1, 2003, the Company issued an additional 100,000 Series B Preferred Shares pursuant to an over allotment option for approximately $2.4 million after deducting underwriting discounts and commissions.

In November 2003, the Company completed an underwritten public offering of 3,000,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $50.0 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured bank facility.

At December 31, 2003, the Company had approximately $34.8 million of cash and cash equivalents and approximately $22.0 million of restricted cash reserves.

Net cash provided by operating activities was approximately $41.2 million for the year ended December 31, 2003 primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $52.7 million for the year ended December 31, 2003 primarily due to outflows for improvements and additions at the hotels, the funding of restricted cash reserves and the funding of notes receivable, offset by proceeds from restricted cash reserves and distributions from the joint venture.

Net cash provided by financing activities was approximately $39.8 million for the year ended December 31, 2003, comprised of borrowings under the senior unsecured bank facility and proceeds from the two issuances of common shares of beneficial interest and the issuance of Series B Preferred Shares, offset by repayments of borrowings under the senior unsecured bank facility, payment of the fourth quarter 2002 and January through November 2003 distributions to the common shareholders and unitholders and payments of the fourth quarter 2002 and first, second and third quarter 2003 distributions to preferred shareholders and mortgage loan repayments.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities and using availability under the senior unsecured bank facility. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured bank facility, the issuance of other indebtedness, or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured bank facility, estimated cash flows from operations, the issuance of long-term unsecured and secured indebtedness and the issuance of additional equity securities. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition/development criteria have been achieved.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the participating leases. The Company’s aggregate obligation under the reserve funds was approximately $15.1 million at December 31, 2003. Four of the participating leases and one mortgage agreement require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of December 31, 2003, $6.0 million was available in restricted cash reserves for future capital expenditures. Eleven of the participating leases require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of December 31, 2003, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $9.1 million. Amounts will be capitalized as incurred. As of December 31, 2003, purchase orders and letters of commitment totaling approximately $12.0 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and, therefore, the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Subsequent Events

Effective January 16, 2004, the Company entered into an exclusive listing agreement for the sale of its Omaha property. The asset was classified as held for sale at that time because the property is being actively marketed and sale is expected to occur within one year; accordingly depreciation was suspended. Based on initial pricing expectations the Company expects to recognize a gain on the sale, therefore no impairment was recognized.

On February 10, 2004, the Company acquired a 100% interest in the Indianapolis Marriott Downtown, a 615-room, full service hotel located in downtown Indianapolis, Indiana, for $106.0 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility, however, the Company anticipates entering into a secured debt agreement in the near future. The property was leased to LHL, and White Lodging Services Corporation was retained to manage the property.

On February 10, 2004, the Company announced that its 565-room convention hotel in Bloomington, Minnesota would be re-flagged as the Sheraton Minneapolis Hotel. Starwood Hotels and Resorts Worldwide, Inc. has been selected to manage the property as a Sheraton, Starwood’s upscale brand, when the conversion takes place in March 2004.

On February 11, 2004, the Company paid in full the $62.3 million balance of the mortgage loan that had been secured by the Lansdowne Resort, which the Company had assumed upon purchase of the property on June 17, 2003. The mortgage loan permitted prepayment beginning on February 11, 2004. Upon prepayment, the seller was entitled to the $5.0 million debt service reserve, less the $1.9 million prepayment penalty, that the seller had transferred to the Company in conjunction with the purchase of the Lansdowne Resort. On February 12, 2004, the Company paid the seller $3.1 million in cash representing the remaining value of the debt service reserve escrow. The Company recognized a gain on the debt extinguishment of $0.1 million.

Inflation

The Company’s revenues come primarily from its pro rata share of the operating partnership’s cash flow from the participating leases and the LHL hotel operating revenues, thus the Company’s revenues will vary based on changes in the underlying hotels’ revenues. Therefore, the Company relies entirely on the performance of the hotels and the lessees’ abilities to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the lessees’ and hotel operators’ abilities to raise rates faster than inflation or even at the same rate, as has been the case for the period from the second quarter of 2001 through 2003.

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

Recently Issued Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which amended Statement No. 4, affects income statement classification of gains and losses from extinguishment of debt. Statement No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under

Statement No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the Financial Accounting Standards Board does not believe it should be considered extraordinary under the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in Accounting Principles Board Opinion No. 30. Statement No. 145 became effective for fiscal years beginning after May 15, 2002. Upon adoption on January 1, 2003, extinguishments of debt are classified under the criteria in Accounting Principles Board Opinion No. 30. Adoption did not have a material effect on the Company.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123.” Statement No. 148 amends Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to requiring prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, Statement No. 148 does not permit the use of the original Statement No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company adopted Statements No. 123 and No. 148 effective January 1, 2003. Adoption did not have a material effect on the Company.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities by the end of the reporting period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Adoption is not expected to have a material effect on the Company.

In May, 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of the statement for the first fiscal period beginning after December 15, 2003. Statement No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is evaluating the impact of adoption.

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2003, approximately 48.8% (including the Company’s $11.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel) of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company may utilize derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company borrows at a combination of fixed and variable rates. As of December 31, 2003, approximately $116.8 million of aggregate indebtedness (48.8% of total indebtedness), including the Company’s $11.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel, was subject to variable interest rates.

At December 31, 2003, the Company had no outstanding borrowings under the senior unsecured bank facility. Borrowings under the senior unsecured bank facility bear interest at variable market rates. The weighted average interest rate under the facility for the years ended December 31, 2003 and 2002 was 3.8% and 4.3% respectively. A 0.25% annualized change in interest rates would have changed interest expense by approximately

$0.1 million for the year ended December 31, 2003. This change is based on the weighted average borrowings subject to variable rates under the senior unsecured bank facility for the year ended December 31, 2003 of $58.4 million.

At December 31, 2003, the Company had no outstanding borrowings under the LHL credit facility. Borrowings under the LHL credit facility bear interest at variable market rates. The weighted average interest rate under the facility for the years ended December 31, 2003 and 2002 was approximately 3.5% and 4.2%, respectively. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the year ended December 31, 2003. This change is based on the weighted average borrowings under the LHL credit facility for the year ended December 31, 2003 of $7.9 million.

At December 31, 2003, the Company had outstanding bonds payable of $42.5 million. The bonds bear interest based on weekly floating rates and have no principal reductions for the life of the bonds. The weighted average interest rate for the years ended December 31, 2003 and 2002 was 1.1% and 1.5%, respectively. A 0.25% annualized change in interest rates would have changed interest expense by approximately $0.1 million for the year ended December 31, 2003. This change is based on the weighted average borrowings under the bonds for the year ended December 31, 2003 of $42.5 million.

At December 31, 2003, the mortgage loan that is collateralized by the Radisson Convention Hotel and the Westin City Center Dallas had a balance of $43.5 million. At December 31, 2003, the carrying value of this mortgage loan approximated its fair value as the interest rate associated with the borrowing approximated current market rates available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule.

At December 31, 2003, the mortgage loan that is collateralized by the Le Montrose Suite Hotel located in West Hollywood, California had a balance of $14.2 million. At December 31, 2003, the carrying value of this mortgage approximated its fair value as the interest rate associated with the borrowing approximated current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule.

At December 31, 2003, the mortgage loan collateralized by the Lansdowne Resort located in Lansdowne, Virginia had a principal balance of $64.4 million, including an unamortized premium of $2.0 million. This mortgage loan bears interest at a floating rate that is reset monthly. The weighted average interest rate for the year ended December 31, 2003 was 7.5%. The loan bears interest at a floating rate of the London InterBank Offered Rate plus 4.5% and has a London InterBank Offered Rate floor of 3.0%. A 0.25% annualized change in interest rates above the 7.5% floor would have changed interest expense by less than $0.1 million for the year ended December 31, 2003. This change is based on the weighted average borrowings under this mortgage for the year ended December 31, 2003 of $34.0 million. At December 31, 2003, the carrying value of the mortgage loan approximated its fair value as the interest rate associated with the borrowings approximated current market rate available for similar types of borrowing arrangements. This loan matures on January 28, 2007 and requires interest and principal payments based on a 25-year amortization schedule. On February 11, 2004, the Company paid in full the $62.3 million balance of this mortgage (see Note 22 to the consolidated financial statements).

At December 31, 2003, the mortgage loan that is collateralized by the San Diego Paradise Point Resort had a principal balance of $65.0 million. At December 31, 2003, the carrying value of this mortgage approximated its fair values as the interest rate associated with the borrowing approximated current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 5.25%, matures on February 1, 2009, and requires interest and principal payments based on a 25-year amortization schedule.

Item 8.    Consolidated Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2003. There were no changes to the Company’s internal controls over financial reporting during the fourth quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.    Trustees and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Election of Trustees” and “Audit Committee Report.”

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption “Executive Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the material in the Proxy Statement under the captions “Equity Compensation Plans,” “Election of Trustees” and “Principal and Management Shareholders.”

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements

		Included herein at pages F-1 through F-41

	2.	Financial Statement Schedules

		The following financial statement schedule is included herein at pages F-40 and F-41.

		Schedule III – Real Estate and Accumulated Depreciation

		All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

	3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

2.1	Purchase and Sale Agreement, dated as of June 16, 1998, by and between Bird Island Limited Partnership and LaSalle Hotel Operating Partnership, L.P. (3)

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (4)

3.2	Bylaws of the Registrant (4)

3.3	Articles Supplementary relating to the 10 1/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (15)

4.1	Form of Common Share of Beneficial Interest (1)

4.2	Form of Common Share Purchase Right (LaSalle) (1)

4.3	Form of Common Share Purchase Right (Steinhardt/Cargill) (1)

4.4	Common Share Purchase Right dated April 29, 1998 (LaSalle Partners) (4)

4.5	Common Share Purchase Right dated April 29, 1998 (Steinhardt) (4)

4.6	Common Share Purchase Right dated April 29, 1998 (Cargill) (4)

4.7	Form of certificate evidencing 10 1/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (15)

10.1	Form of Agreement of Limited Partnership of the Operating Partnership (1)

10.2	Form of Articles of Incorporation and Bylaws of the Advisor (1)

10.3	Form of Registration Rights Agreement relating to Rights to Purchase Common Shares (1)

10.4	Form of Registration Rights Agreement relating to Units, exchangeable for Common Shares (1)

10.5	Share Option Plan (1)*

Exhibit Number	Description of Exhibit

10.6	Omnibus Contribution Agreement By and Among LaSalle Hotel Operating Partnership, L.P. and the Contributors named herein (1)

10.7	Contribution Agreement (Steinhardt) (1)

10.8	Contribution Agreement (Cargill) (1)

10.9	Contribution Agreement (OLS Visalia) (1)

10.10	Contribution Agreement (OLS Le Montrose) (1)

10.11	Contribution Agreement (Durbin) (1)

10.12	Contribution Agreement (Radisson) (1)

10.13	Form of Advisory Agreement (1)

10.14	Form of Management Agreement (1)

10.15	Form of Lease (1)

10.16	Form of Lease with Affiliated Lessees (1)

10.17	Form of Supplemental Representations, Warranties and Indemnity Agreement(1)

10.18	Form of Pledge and Security Agreement (1)

10.19	Purchase and Sale Agreement with Joint Escrow Instructions, dated as of June 1, 1998, by and between VVH Resorts, Ltd. and LHO Mission Bay Hotel, L.P. (2)

10.20	Subscription Agreement (with registration rights), dated as of May 28, 1998, by WestGroup San Diego Associates, Ltd. (2)

10.21	Agreement of Limited Partnership, dated as of June 1,1998, of LHO Mission Bay Hotel, L.P. (2)

10.22	Lease Agreement, dated as of June 1, 1998, by and between LHO Mission Bay Hotel, L.P. and WestGroup San Diego Associates, Ltd. (2)

10.23	Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of April 29, 1998 (4)

10.24	Advisory Agreement, dated as of April 23, 1998, by and between the Registrant and LaSalle Hotel Advisors, Inc. (4)

10.25	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (LaSalle Partners) (4)

10.26	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Steinhardt) (4)

10.27	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Cargill) (4)

10.28	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (LaSalle Partners) (4)

10.29	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Steinhardt) (4)

10.30	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Cargill) (4)

10.31	Senior Unsecured Credit Agreement, dated as of April 23, 1998, among the Operating Partnership, Societe Generale, Southwest Agency, as Co-Arranger, Administrative Agent, and Documentation Agent, Bank of Montreal, Chicago Branch, as Co-Arranger and Syndication Agent, and the Banks (4)

Exhibit Number	Description of Exhibit

10.32	Lease Agreement, dated as of June 24, 1998, by and between LHO Harborside Hotel, L.L.C. as Landlord, and LaSalle Hotel Lessee, Inc. as Tenant (4)

10.33	Loan and Trust Agreement, dated as of December 15, 1990, as amended and restated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership, and Shawmut Bank, N.A., as trustee (4)

10.34	Credit Enhancement Agreement, dated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A. (4)

10.35	Management Agreement, dated as of February 1, 1990, by and between Logan Harborside Associates II Limited Partnership and Hyatt Corporation, and the First Amendment thereto dated as of June 27, 1991 (4)

10.36	Leasehold Mortgage and Security Agreement, dated as of December 15, 1990, between Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A., and the First Amendment thereto dated as of June 27, 1991 (4)

10.37	1998 Share Option and Incentive Plan (5)

10.38	Amended and Restated Senior Unsecured Credit Agreement (5)

10.39	First Amendment to the Amended and Restated Unsecured Credit Agreement (5)

10.40	Form of First Amendment to Lease with Affiliated Lessee (7)

10.41	Form of Second Amendment to Lease with Affiliate Lessee (7)

10.42	First Amendment to the 1998 Share Option and Incentive Plan (8)*

10.43	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through September 9, 1999 (9)*

10.44	Loan Agreement dated July 29, 1999 between LHO Financing Partnership I, L.P. and General Electric Capital Corporation (Radisson Convention Hotel) (10)

10.45	Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999 (Radisson Convention Hotel) (10)

10.46	Second Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999 (Radisson Convention Hotel) (10)

10.47	Loan Agreement dated July 29, 1999 between LHO Financing Partnership I, L.P. and General Electric Capital Corporation (Le Meridien Dallas) (10)

10.48	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999 (Le Meridien Dallas) (10)

10.49	Amended and Restated Advisory Agreement and Employee Lease Agreement dated January 1, 2000 between LaSalle Hotel Properties and LaSalle Hotel Advisors, Inc. (11)

10.50	Stock Purchase Agreement dated July 28, 2000 by and among LaSalle Hotel Operating Partnership, L.P. and LaSalle Hotel Co-Investment, Inc., LPI Charities and LaSalle Hotel Properties (12)

10.51	Second Amended and Restated Senior Unsecured Credit Agreement dated November 13, 2000 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (12)

10.52	Environmental Indemnification Agreement dated November 13, 2000 by and among Societe Generale, Bank of Montreal, Deutsche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (12)

10.53	Guaranty and Contribution Agreement dated November 13, 2000 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (12)

Exhibit Number	Description of Exhibit

10.54	Termination and Services Agreement dated December 28, 2000 by and among LaSalle Hotel Properties, and LaSalle Hotel Advisors, Inc. and LaSalle Investment Management, Inc. (12)

10.55	Revolving Credit Note dated January 3, 2001 between LaSalle Hotel Lessee, Inc. and Firstar Bank, National Association (12)

10.56	Guaranty dated January 3, 2001 between LaSalle Hotel Lessee, Inc. and Firstar Bank, National Association (12)

10.57	Third Amended and Restated Senior Unsecured Credit Agreement dated June 26, 2001 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (13)

10.58	Environmental Indemnification Agreement dated June 26, 2001 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (13)

10.59	Guaranty and Contribution Agreement dated June 26, 2001 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (13)

10.60	Second Amendment to Third Amended and Restated Senior Unsecured Credit Agreement entered into on February 11, 2002 by and among Societe Generale, Bank of Montreal, Bankers Trust Company, Credit Lyonnais, LaSalle Bank, N.A., Fleet National Bank, Firstar Bank, and LaSalle Hotel Operating Partnership, L.P. (14)

10.61	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002 (16)

10.62	Change in Control Severance Agreement between Jon E. Bortz and LaSalle Hotel Properties dated as of January 28, 2002 (17)*

10.63	Change in Control Severance Agreement between Hans S. Weger and LaSalle Hotel Properties dated as of January 28, 2002 (17)*

10.64	Change in Control Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties dated as of January 28, 2002 (17)*

10.65	Senior Unsecured Credit Agreement entered into on November 20, 2003 by and among Bank of Montreal, Fleet National Bank, HarrisNesbitt Corp., Fleet Securities, Inc. and LaSalle Hotel Operating Partnership, L.P. (17)

10.66	Guaranty and Contribution Agreement dated November 20, 2003 by and among Bank of Montreal, Fleet National Bank, Harris Nesbitt Corp., Fleet Securities, Inc. and LaSalle Hotel Operating Partnership, L.P. (17)

10.67	Environmental Indemnification Agreement dated November 20, 2003 by and among Bank of Montreal, Fleet National Bank, Harris Nesbitt Corp., Fleet Securities, Inc. and LaSalle Hotel Operating Partnership, L.P. (17)

12.1	Calculation of the Registrant’s Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (6)

21	List of subsidiaries

23	Consent of KPMG LLP

24.1	Power of Attorney (included in Part IV of this Annual Report on Form 10-K)

Exhibit Number	Description of Exhibit

31.1	Jon E. Bortz Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Hans S. Wager Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Jon E. Bortz Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Hans S. Weger Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
*	Management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on June 15, 1998 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on July 9, 1998 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 14, 1998 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on November 16, 1998 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-77371) on April 29, 1999 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on May 12, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 11, 1999 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-86911) on September 10, 1999 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on November 12, 1999 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 2, 2000 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Registrant’s Form 10-K filed with the SEC on March 27, 2001 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on September 4, 2001 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on February 13, 2002 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 8-A (No. 001-14045) on March 5, 2002 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on March 12, 2002 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Registrant’s Form 10-K filed with the SEC on February 19, 2003 and incorporated by reference herein.
(18)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on December 15, 2003 and incorporated herein by reference.

(b) Reports on Form 8-K

The Company filed eight reports on Form 8-K during the quarter ended December 31, 2003. Information regarding items reported is as follows:

Date	Items Reported On

October 14, 2003	Item 9—Regulation FD Disclosure

The Company announced it would report financial results for the quarter ended September 30, 2003 on October 22, 2003 after the market closes. The Company also announced a conference call to discuss the results of the quarter ended September 2003, and its outlook for the remainder of the year to be held on October 23, 2003.

October 23, 2003	Item 7—Financial Statements, Proforma financial information and Exhibits
Item 12—Results of Operations and Financial Condition
The Company issued a press release dated October 22, 2003 announcing its results of operations for the quarter ended September 30, 2003 and its outlook for the remainder of the year.

November 10, 2003	Item 7—Financial Statements, Proforma financial information and Exhibits
Item 9—Regulation FD Disclosure The Company issued a press release dated November 10, 2003 announcing its sale of 3,000,000 common shares of beneficial interest.

November 12, 2003	Item 7—Financial Statements, Proforma financial information and Exhibits
Item 9—Regulation FD Disclosure
The Company issued a press release dated November 11, 2003 announcing its sale of 3,000,000 common shares of beneficial interest resulting in net proceeds of $49,950,000.

November 13, 2003	Item 5—Other Events

On November 10, 2003, the Company and the Operating Partnership entered into an underwriting agreement with Wachovia Capital Markets, LLC relating to the offer and sale by the Company of 3,000,000 of the Company’s common shares of beneficial interest.

Item 7—Financial Statements, Proforma financial information and Exhibits

November 20, 2003	Item 7—Financial Statements, Proforma financial information and Exhibits
Item 9—Regulation FD Disclosure
The Company issued a press release dated November 20, 2003 announcing it had successfully executed a new $215.0 million senior unsecured bank facility.

December 15, 2003	Item 5—Other Events

On November 20, 2003 a new $215.0 million senior unsecured bank facility was entered into by and among Bank of Montreal, Fleet National Bank, Harris Nesbitt Corp., Fleet Securities, Inc. and LaSalle Hotel Operating Partnership, L.P.

Item 7—Financial Statements, Proforma financial information and Exhibits

December 15, 2003

Item 7—Financial Statements, Proforma financial information and Exhibits

Item 9—Regulation FD Disclosure

On December 12, 2003 LaSalle Hotel Properties issued a press release announcing that it has successfully executed a $65.0 million secured loan with GE Real Estate at a fixed rate of 5.25 percent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: February 18, 2004	By:	/s/ HANS S. WEGER
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

Date	Signature

February 18, 2004	/s/ JON E. BORTZ Jon E. Bortz	Chairman, President and Chief Executive Officer (Principal Executive Officer)

February 18, 2004	/s/ DARRYL HARTLEY-LEONARD Darryl Hartley-Leonard	Trustee

February 18, 2004	/s/ KELLY L. KUHN Kelly L. Kuhn	Trustee

February 18, 2004	/s/ WILLIAM S. MCCALMONT William S. McCalmont	Trustee

February 18, 2004	/s/ DONALD S. PERKINS Donald S. Perkins	Trustee

February 18, 2004	/s/ STUART L. SCOTT Stuart L. Scott	Trustee

February 18, 2004	/s/ DONALD A. WASHBURN Donald A. Washburn	Trustee

February 18, 2004	/s/ MICHAEL D. BARNELLO Michael D. Barnello	Chief Operating Officer and Executive Vice President of Acquisitions

February 18, 2004	/s/ HANS S. WEGER Hans S. Weger	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

LASALLE HOTEL PROPERTIES

Index to Financial Statements

LASALLE HOTEL PROPERTIES

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Chicago, Illinois

February 6, 2004, except as to Note 22

which is as of February 11, 2004.

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31, 2003	December 31, 2002
Assets:
Investment in hotel properties, net (Notes 2 and 4)	$595,976	$495,488
Property under development (Note 3)	14,743	—
Investment in joint venture (Note 2)	3,488	4,580
Cash and cash equivalents	34,761	6,521
Restricted cash reserves (Note 9)	21,988	18,737
Rent receivable	2,116	2,251
Notes receivable	483	1,802
Hotel receivables (net of allowance for doubtful accounts of approximately $261 and $194, respectively)	10,593	5,886
Deferred financing costs, net	4,195	2,721
Deferred tax asset	10,424	4,215
Prepaid expenses and other assets	9,102	7,223
Assets sold, net (Note 7)	35	56,311

Total assets	$707,904	$605,735

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 8)	$—	$99,390
Bonds payable (Note 8)	42,500	42,500
Mortgage loans (including $2,015 unamortized premium) (Note 8)	187,157	70,175
Accounts payable and accrued expenses (Note 9)	26,842	16,312
Advance deposits	3,202	1,555
Accrued interest	705	650
Distributions payable	4,853	6,575
Liabilities of assets sold (Note 6)	61	48,199

Total liabilities	265,320	285,356
Minority interest in LaSalle Hotel Operating Partnership, L.P. (Note 10)	5,721	5,262
Minority interest in other partnerships	10	10
Commitments and contingencies (Note 9)	—	—

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, 10 1/4 % Series A—3,991,900 shares issued and outstanding at December 31, 2003 and 2002, respectively (Note 10)	40	40
8 3/8% Series B—1,100,000 and zero shares issued and outstanding at December 31, 2003 and 2002, respectively (Note 10)	11	—
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 24,140,855 and 18,708,829 shares issued and outstanding at December 31, 2003 and 2002, respectively (Note 10)	241	187
Additional paid-in capital, including offering costs of $28,461 and $25,329 at December 31, 2003 and 2002, respectively	485,724	374,383
Deferred compensation	(3,394)	(1,914)
Accumulated other comprehensive loss (Note 12)	—	(1,050)
Distributions in excess of retained earnings	(45,769)	(56,539)

Total shareholders’ equity	436,853	315,107

Total liabilities and shareholders’ equity	$707,904	$605,735

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2003	2002	2001
Revenues:
Hotel operating revenues:
Room revenue	$101,223	$86,101	$70,875
Food and beverage revenue	60,963	48,503	34,424
Other operating department revenue	17,257	13,846	12,876
Participating lease revenue (Note 13)	21,284	21,909	32,346
Interest income	340	340	685
Other income (Note 9)	919	19	827

Total revenues	201,986	170,718	152,033

Expenses:
Hotel operating expenses:
Room	27,078	22,176	17,058
Food and beverage	43,694	35,189	25,260
Other direct	9,689	7,116	6,805
Other indirect (Note 16)	52,659	42,748	33,846
Depreciation and other amortization	33,188	30,070	26,443
Real estate taxes, personal property taxes and insurance	9,757	8,276	8,089
Ground rent (Note 9)	3,561	3,208	3,279
General and administrative	7,335	6,432	6,359
Interest	12,651	10,527	16,151
Amortization of deferred financing costs	2,399	2,251	1,841
Impairment of investment in hotel property (Note 2)	2,453	—	1,872
Lease termination, advisory transition, subsidiary purchase and contingent lease termination expense (Notes 9 and 16)	10	2,520	1,929
Writedown of notes receivable	—	158	1,172
Other expenses	251	7	976

Total expenses	204,725	170,678	151,080

Income (loss) before income tax benefit, minority interest, equity in earnings of unconsolidated entities and discontinued operations	(2,739)	40	953
Income tax benefit (Note 17)	5,482	2,696	1,507

Income before minority interest, equity in earnings of unconsolidated entities and discontinued operations	2,743	2,736	2,460
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(63)	(72)	(81)

Income before equity in earnings of unconsolidated entities and discontinued operations	2,680	2,664	2,379
Equity in earnings of unconsolidated entities (Note 2)	304	458	616

Income before discontinued operations	2,984	3,122	2,995
Discontinued operations (Note 6):
Income (loss) from operations of property disposed of	(209)	1,060	862
Gain on sale of property dispositions, net of losses (Note 7)	36,662	—	—
Minority interest	(756)	(32)	(22)
Income tax benefit (Note 17)	160	321	—

Net income from discontinued operations	35,857	1,349	840

Net income	38,841	4,471	3,835
Distributions to preferred shareholders	(10,805)	(8,410)	—

Net income (loss) applicable to common shareholders	$28,036	$(3,939)	$3,835

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations—Continued

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2003	2002	2001
Earnings per Common Share—Basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$(0.40)	$(0.29)	$0.16
Discontinued operations	1.79	0.07	0.05

Net income (loss) applicable to common shareholders after dividends paid on unvested restricted shares	$1.39	$(0.22)	$0.21

Earnings per Common Share—Diluted:
Income (loss) applicable to common shareholders before discontinued operations	$(0.38)	$(0.28)	$0.16
Discontinued operations	1.75	0.07	0.05

Net income (loss) applicable to common shareholders	$1.37	$(0.21)	$0.21

Weighted average number common shares outstanding:
Basic	20,030,723	18,413,602	18,321,730
Diluted	20,487,406	18,843,530	18,452,882

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except per share data)

	Preferred Shares	Common Shares of Beneficial Interest	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Distributions in Excess of Retained Earnings	Total
Balance, December 31, 2000	$—	$170	$256,950	$—	$—	$—	$(33,592)	$223,528
Issuance of shares, net of offering costs	—	—	46	—	—	—	—	46
Options exercised	—	3	3,722	—	—	—	—	3,725
Unit conversions	—	11	14,388	—	—	—	—	14,399
Deferred compensation	—	3	2,954	(2,957)	—	—	—	—
Amortization of deferred compensation	—	—	—	356	—	—	—	356
Unrealized loss on interest rate derivatives	—	—	—	—	(883)	—	—	(883)
Distributions declared ($0.795 per common share)	—	—	—	—	—	(3,835)	(10,778)	(14,613)
Net income	—	—	—	—	—	3,835	—	3,835

Balance, December 31, 2001	—	187	278,060	(2,601)	(883)	—	(44,370)	230,393
Issuance of shares, net of offering costs	40	—	95,965	—	—	—	—	96,005
Options exercised	—	—	31	—	—	—	—	31
Unit conversions	—	—	244	—	—	—	—	244
Deferred compensation	—	—	83	(83)	—	—	—	—
Amortization of deferred compensation	—	—	—	770	—	—	—	770
Unrealized loss on interest rate derivatives	—	—	—	—	(167)	—	—	(167)
Distributions declared ($0.44 per common share)	—	—	—	—	—	(4,471)	(3,759)	(8,230)
Distributions ($ 2.11 per preferred share)	—	—	—	—	—	—	(8,410)	(8,410)
Net income	—	—	—	—	—	4,471	—	4,471

Balance, December 31, 2002	40	187	374,383	(1,914)	(1,050)	—	(56,539)	315,107
Issuance of shares, net of offering costs	11	52	108,261	—	—	—	—	108,324
Options exercised	—	1	661	—	—	—	—	662
Unit conversions	—	—	—	—	—	—	—	—
Deferred compensation	—	1	2,419	(2,420)	—	—	—	—
Amortization of deferred compensation	—	—	—	940	—	—	—	940
Unrealized loss on interest rate derivatives	—	—	—	—	1,050	—	—	1,050
Distributions declared ($0.84 per common share)	—	—	—	—	—	(38,841)	21,575	(17,266)
Distributions ($ 2.56 per Series A preferred share)	—	—	—	—	—	—	(10,229)	(10,229)
Distributions ($ 2.09 per Series B preferred share)	—	—	—	—	—	—	(576)	(576)
Net income	—	—	—	—	—	38,841	—	38,841

Balance, December 31, 2003	$51	$241	$485,724	$(3,394)	$—	$—	$(45,769)	$436,853

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$38,841	$4,471	$3,835
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	33,702	33,531	31,429
Amortization of deferred financing costs	3,511	2,398	1,992
Bond premium amortization	—	—	(314)
Minority interest in LaSalle Hotel Operating Partnership, L.P.	819	104	103
Impairment of investment in hotel property	2,453	—	1,872
Gain on sale of property	(37,087)	—	—
Loss on sale of property	425	—	—
Writedown of notes receivable	—	158	1,172
Loss on investment in LHL	—	—	8
Income tax benefit	(5,642)	(3,017)	(1,507)
Deferred compensation	899	770	356
Equity in income of joint venture	(304)	(458)	(616)
Cost of early extinguishment of debt	—	—	973
Changes in assets and liabilities:
Rent receivable	520	1,004	5,460
Hotel receivables	(5,410)	(1,079)	(780)
Deferred tax asset	(567)	(3,096)	(1,074)
Prepaid expenses and other assets	6,147	1,587	4,109
Due to Jones Lang LaSalle Incorporated	—	—	(966)
Mortgage loan premium	2,015	—	—
Accounts payable and accrued expenses	(834)	2,618	(4,414)
Advance deposits	2,266	63	(134)
Accrued interest	(560)	(1,093)	(1,488)

Net cash flow provided by operating activities	41,194	37,961	40,016

Cash flows from investing activities:
Improvements and additions to hotel properties	(27,024)	(31,685)	(22,725)
Acquisition of hotel properties	(74,895)	—	(86,534)
Acquisition of LHL	—	—	(53)
Distributions from joint venture	1,396	1,198	943
Purchase of office furniture and equipment	(203)	(23)	(417)
Repayment of notes receivable	1,319	600	4,265
Funding of notes receivable	—	(198)	(130)
Distributions from LHL	—	—	5
Funding of restricted cash reserves	(22,207)	(15,164)	(5,479)
Proceeds from restricted cash reserves	18,956	2,896	13,966
Proceeds from sale of investment in hotel properties	49,949	828	14,928

Net cash flow used in investing activities	(52,709)	(41,548)	(81,231)

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows—Continued

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2003	2002	2001
Cash flows from financing activities:
Borrowings under credit facilities	124,766	64,676	159,886
Repayments under credit facilities	(224,156)	(140,686)	(97,986)
Proceeds from issuance of bonds	—	—	42,500
Repayments under bond issued	—	—	(40,000)
Proceeds from mortgage loans	65,000	—	—
Repayments of mortgage loans	(1,673)	(1,520)	(1,402)
Cost of early extinguishment of debt	—	—	(973)
Payment of deferred financing costs	(3,022)	(567)	(1,107)
Proceeds from exercise of stock options	662	—	3,725
Proceeds from issuance of preferred shares	27,500	99,798	—
Proceeds from issuance of common shares	83,919	—	—
Payment of preferred offering costs	(732)	(3,868)	(168)
Payment of common offering costs	(2,360)	—	—
Distributions-preferred shares	(10,229)	(5,853)	—
Distributions-common shares	(19,920)	(4,590)	(21,956)

Net cash flow provided by financing activities	39,755	7,390	42,519

Net change in cash and cash equivalents	28,240	3,803	1,304
Cash and cash equivalents, beginning of period	6,521	2,718	1,414

Cash and cash equivalents, end of period	$34,761	$6,521	$2,718

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

As of December 31, 2003, the Company owned interests in 17 hotels with approximately 5,600 suites/rooms located in ten states and the District of Columbia. The Company owns 100% equity interests in 15 of the hotels, a controlling 95.1% interest in a partnership that owns one hotel and a non-controlling 9.9% equity interest in a joint venture that owns one hotel. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 14 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 16). Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. The hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a non-controlling 9.9% equity interest (see Note 2).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of the operating partnership. The Company owns approximately 98.3% of the operating partnership at December 31, 2003. The remaining 1.7% is held by other limited partners who hold 424,686 limited partnership units. Limited partnership units are redeemable for cash, or at the option of the Company, a like number of common shares of beneficial interest of the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company, the operating partnership, LHL and its subsidiaries and partnerships in which it has a controlling interest. All significant intercompany balances and transactions have been eliminated.

Reclassification

Certain 2002 and 2001 items have been reclassified to conform with 2003 presentations.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings under the Company’s senior unsecured bank facility, borrowings under LHL’s credit facility, special project revenue bonds issued by the Massachusetts Port Authority and mortgage loans on five properties. Due to their short maturities, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts that reasonably approximate fair value. As borrowings under the senior unsecured bank facility, borrowings under LHL’s credit facility and the Massachusetts Port Authority Special Project Revenue Bonds bear interest at variable market rates, carrying values approximate market value at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the carrying value of the mortgage loans approximated fair value as the interest rates associated with the borrowings approximated current market rates available for similar types of borrowing arrangements.

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price of assets to asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment and intangible assets. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and three to five years for furniture, fixtures and equipment.

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

In July 2003, the Company’ s management changed its intent from holding its investment in the Holiday Inn Beachside Resort to selling the property due to the projected cost of renovating the property and receiving an unsolicited offer to purchase the property. As a result, the Company wrote down its investment in the Holiday Inn Beachside Resort by $2,453 to its estimated fair value, net of estimated costs to sell. The Board of Trustees approved management’s plan to sell the asset in July 2003, and the asset was sold in July 2003. The Company does not believe that there are any facts or circumstances indicating impairment of any of its other investments in its hotels.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a hotel is considered held for sale when a contract for sale is entered into or when management has committed to a plan to sell an asset, the asset is actively marketed and sale is expected to occur within one year.

Intangible Assets

The Company has an intangible asset for rights to build in the future at the Lansdowne Resort, which has an indefinite useful life. The Company does not amortize intangible assets with indefinite useful lives. The non-amortizable intangible asset is reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset. The intangible asset for rights to build in the future is included in property under development in the accompanying consolidated balance sheets.

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

The joint venture that owns the Chicago Marriott Downtown entered into a $120.0 million interest-only loan that was scheduled to mature on February 1, 2003. On June 17, 2002, the joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest, refinanced its existing $120.0 million mortgage loan with two new mortgage loans from a new lender. The new mortgage loans are for an aggregate amount of $120.0 million and have two-year terms. The mortgage loans can be extended at the option of the joint venture for three additional one-year terms. The mortgages bear interest at the greater of (i) the London InterBank Offered Rate plus 2.4% or (ii) 4.9%. As of December 31, 2003, the interest rate was 4.9%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures these mortgages. The Company’s pro rata share of the loans in aggregate is approximately $11.9 million and is included in calculating the debt coverage ratios under the Company’s debt covenants. The Company has not guaranteed payment of the refinanced loan.

LHL

Effective January 1, 2001, the Company purchased all of the issued and outstanding shares of capital stock of LHL for $500 (which included an aggregate of $455 in payments to Jones Lang LaSalle Incorporated and LPI Charities for the shares then held by them) in accordance with a stock purchase agreement dated July 28, 2000. Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Internal Revenue Code (the “Code”) (see Note 16).

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2003, approximately 48.8% (including the Company’s $11.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown) of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company utilizes derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.

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

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized over the three-year term of the senior unsecured bank facility, over the ten-year terms of the mortgage loans that are collateralized by the Radisson Convention Hotel, Westin City Center Dallas, and the Le Montrose Suite Hotel, over the five-year term of the mortgage loan collateralized by the San Diego Paradise Point Resort and over the 17-year term of the special project revenue bonds issued by the Massachusetts Port Authority (see Note 8). Accumulated amortization at December 31, 2003 and 2002 was $6,036 and $4,990, respectively.

Distributions

Through 2002, the Company paid quarterly distributions to its common shareholders of beneficial interest as directed by the Board of Trustees. On October 3, 2002, the Company announced its plans to pay monthly distributions in lieu of quarterly distributions to its common shareholders and unitholders beginning in 2003. The first monthly distribution of $0.07 per common share of beneficial interest and limited partnership unit was paid on February 14, 2003, for the month of January 2003, and monthly distributions were paid throughout the remainder of 2003. The Company’s ability to pay distributions is dependent on the receipt of distributions from the operating partnership.

To date, the Company has paid quarterly distributions to its Series A Preferred Shareholders pursuant to the preferred share prospectus supplement of February 28, 2002, and to its Series B Preferred Shareholders pursuant to the preferred share prospectus supplement of September 23, 2003.

Revenue Recognition

For properties not leased by LHL, the Company recognizes lease revenue on an accrual basis pursuant to the terms of each participating lease. Base and participating rent are each recognized based on quarterly thresholds pursuant to each participating lease (see Note 13). For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations.

For the Lansdowne Resort, the Company defers golf membership fees and recognizes revenue over the average expected life of an active membership (currently six years) on a straight-line basis. Golf membership, health club and executive club annual dues are recognized as earned throughout the membership year.

Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. During 2003 and 2002, respectively, zero and 18,497 units of limited partnership interest were redeemed by unitholders. At December 31, 2003, the aggregate partnership interest held by the limited partners in the operating partnership was approximately 1.7%. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

Outstanding operating partnership units of limited partnership interest are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest of the Company.

Minority interest in the LHO Mission Bay Hotel, L. P. represents the limited partner’s proportionate share of the equity in the LHO Mission Bay Hotel, L. P. All partnership income is allocated to the general partner until certain cumulative rates of return on the general partner’s initial contribution are met; thereafter partnership income is allocated to the general partner and limited partner in proportion to their respective partnership interests. Upon sale of the property owned by the partnership, the limited partner would receive sales proceeds up to its initial capital contribution of $10, and after a preferred return to the general partner, would share in additional sales proceeds, if any.

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 share option and incentive plan. Accordingly, no compensation costs were recognized for stock options granted to the Company’s employees, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123 prospectively for all options granted to employees and members of the Board of Trustees. No options were granted during 2003. Options granted under the 1998 share option and incentive plan vest over three to four years, therefore the costs related to stock-based compensation for 2003 and 2002 are less than that which would have been recognized if the fair value based method had been applied to all grants since the original effective date of Statement No. 123.

The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 share option and incentive plan. Accordingly, no compensation costs have been recognized. Had compensation cost for all of the options granted under the Company’s 1998 share option and incentive plan been determined in accordance with the method required by Statement No. 123, the Company’s net income and net income per common share for 2003, 2002 and 2001 would approximate the pro forma amounts below (in thousands, except per share data).

	2003	2002	2001
	Proforma	Proforma	Proforma
Net income (loss) available to common shareholders	$28,036	$(3,939)	$3,835
Stock-based employee compensation expense	(89)	(145)	(157)

Proforma net income (loss)	$27,947	$(4,084)	$3,678

Proforma net income (loss) per common share:
basic (after dividends paid on unvested restricted shares)	$1.38	$(0.23)	$0.20

diluted (before dividends paid on unvested restricted shares)	$1.36	$(0.22)	$0.20

Recently Issued Accounting Pronouncements

On April 30, 2002, the Financial Accounting Standards Board issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which amended Statement No. 4, affects income statement classification of gains and losses from extinguishment of debt. Statement No. 4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under Statement No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the Financial Accounting Standards Board does not believe it should be considered extraordinary under the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in Accounting Principles Board Opinion No. 30. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption on January 1, 2003, extinguishments of debt are classified under the criteria in Accounting Principles Board Opinion No. 30. Adoption did not have a material effect on the Company.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure — an amendment of FASB Statement No. 123.” Statement No. 148 amends Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In addition, to address concerns raised by some constituents about the lack of comparability caused by multiple transition methods, Statement No. 148 does not permit the use of the Statement No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company adopted Statements No. 123 and No. 148 effective January 1, 2003. Adoption did not have a material effect on the Company.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in by the end of first reporting period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Adoption is not expected to have a material effect on the Company.

In May, 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of the statement for the first fiscal period beginning after December 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is evaluating the impact of adoption.

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

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares of beneficial interest outstanding during the year excluding the weighted average number of unvested restricted shares. Diluted earnings per share is based on the weighted average number of common shares of beneficial interest outstanding plus the effect of in-the-money stock options.

3. Acquisition of Hotel Properties

The initial hotels were previously owned by various limited and general partnerships. In conjunction with the initial public offering and the related formation transactions, the initial hotels, except for Radisson Convention Hotel (previously owned by LRP Bloomington Limited Partnership), were purchased by the Company from their then various limited and general partnership owners and were accounted for as purchase transactions. LRP Bloomington Limited Partnership, the then existing partnership that retained the largest number and percentage of voting rights of the Company after the formation transactions, was designated as the predecessor of the Company for accounting purposes. Therefore, the Company recorded a purchase accounting adjustment in order to account for the Radisson Convention Hotel using the historical basis of accounting.

On March 8, 2001, the Company acquired a 100% interest in four full-service hotels, which the Company refers to as the “D.C. Collection,” in Washington, D.C. with a total of 496 guestrooms for a net purchase price of approximately $42.5 million. Each hotel in the D.C. Collection features large guestrooms or suites. All four hotels were fully renovated, improved and repositioned as unique high-end, independent hotels. The Company leases each of the hotels to wholly owned subsidiaries of LHL. The Kimpton Hotel & Restaurant Group, L.L.C. manages and operates each of the hotels in the D.C. Collection as independent, non-branded, hotels.

On June 1, 2001, the Company purchased all of the issued and outstanding stock of I&G Capitol, Inc., which owns the Holiday Inn on the Hill. The 343-guestroom upscale full-service hotel, located on Capitol Hill in Washington, D.C., was acquired for a net purchase price of approximately $44.0 million. The Company leases the hotel to a wholly owned subsidiary of LHL. Crestline Hotels & Resorts, Inc. has managed the hotel since 1997.

On June 17, 2003, the Company acquired a 100% interest in Lansdowne Resort, a 296-room, full-service luxury golf resort and conference center located in Lansdowne, Virginia, for $115.8 million including $52,955 in cash and the assumption of a $62,845 mortgage loan (see Note 8). The source of the funding for the acquisition was the Company’s 1031-escrow and Company’s senior unsecured bank facility. The Company leases the hotel to LHL. Benchmark Hospitality manages the property under a five-year management agreement. The Company has undertaken a development program, developing a second golf course, clubhouse, spa and rooms renovation, currently projected at a total of approximately $40,000, which is expected to be completed by mid-2005. As of December 31, 2003, total property under development was $14,743, including $3,734 of future air rights for land development.

On September 18, 2003, the Company acquired a 100% interest in the Hotel George, a 139-room, luxury full-service hotel located in Washington, D.C., for $24.1 million and the Hotel George became the fifth hotel in the Company’s D.C. Collection. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Kimpton Hotel and Restaurant Group, LLC manages the property.

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2003 and 2002 consists of the following:

	December 31, 2003	December 31, 2002
Land	$84,373	$60,645
Buildings and improvements	545,010	511,228
Furniture, fixtures and equipment	114,279	113,407

	743,662	685,280
Accumulated depreciation	(147,686)	(135,466)

	$595,976	$549,814

The December 31, 2003 balance of investment in hotel properties excludes $14,743 of property under development for the Lansdowne Resort. The December 31, 2002 balance of investment in hotel properties includes $54,326 included in assets sold in the accompanying consolidated financial statements.

The hotels are located in California (two), the District of Columbia (six), Massachusetts, Minnesota, Nebraska, New Jersey, New York, Rhode Island, Texas and Virginia.

5. Notes Receivable

Prior to December 31, 2001, the Company provided working capital to LHL and the other lessees in the aggregate amount of $1,634 in exchange for working capital notes receivable. During 2002, $600 of the working capital notes receivable were paid down and an additional $198 was provided to lessees, resulting in a working capital notes receivable balance of $1,232, including $450 due from Le Meridien New Orleans (see Note 9). Additionally, the Company had a $571 note receivable with an affiliate of the operator of the Le Montrose Suite Hotel. During 2003, $749 of the working capital notes receivable, including the $450 due from Le Meridien New Orleans, were paid down. Additionally, the $571 note receivable with an affiliate of the Le Montrose Suite Hotel was paid down, leaving a notes receivable balance of $483. The working capital notes receivable bear interest at either 5.6% or 9.0% per annum and have terms identical to the terms of the related participating lease. The working capital notes receivable are payable in monthly installments of interest only.

In addition, the Company sold certain furniture, fixtures and equipment to two of its unaffiliated lessees in exchange for furniture, fixtures and equipment notes receivable, with a net realizable value of $411 as of

December 31, 2001. During 2002, the amounts due on certain furniture, fixtures and equipment notes receivable were satisfied by the lessee returning the furniture, fixtures and equipment. Additionally in 2002, the furniture, fixtures and equipment notes were adjusted based on the Company’s valuation estimate of furniture, fixtures and equipment that secure the loans, resulting in a writedown of $158. As of December 31, 2003, the outstanding balances on the furniture, fixtures and equipment notes receivable were zero.

6. Discontinued Operations

Effective August 1, 2002, the Company entered into an exclusive listing agreement for the sale of the New Orleans property. The asset was classified as held for sale at that time because sale was expected to occur within one year, and accordingly depreciation was suspended. Effective January 3, 2003, the Company entered into a purchase and sale agreement, which was amended February 10, 2003, to sell the New Orleans property with expected net sales proceeds of $91,500. The asset was sold on April 21, 2003 (see Note 7). Total revenues related to the asset of $6,267, comprised of primarily participating rent and hotel operating revenues, and income before income tax expense related to the asset of $62 for the year ended December 31, 2003, are included in discontinued operations. Revenues and expenses for the years ended December 31, 2002 and 2001 have been reclassified to conform with the current presentation.

On July 16, 2003, the Board of Trustees approved management’s commitment to a plan to sell the Holiday Inn Beachside Resort. The asset was classified as held for sale at that time because sale was expected to occur within one year; accordingly depreciation was suspended. On July 25, 2003, the Company sold the Holiday Inn Beachside Resort (see Note 7). Total revenues related to the asset of $5,429, comprised of primarily participating rent and hotel operating revenues, and income before income tax benefit related to the asset of $903 for the year ended December 31, 2003, are included in discontinued operations. Revenues and expenses for the years ended December 31, 2002 and 2001 have been reclassified to conform with the current presentation.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company allocated $1,678 and $4,804 of interest expense to discontinued operations for the years ended December 31, 2003 and 2002, respectively.

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

On April 21, 2003, the Company sold the New Orleans Grande Hotel for $92,500 resulting in a gain of approximately $37,087. The gain is recorded in discontinued operations in the accompanying consolidated financial statements. The asset was classified as held for sale effective August 1, 2002 at which time depreciation was suspended. Based on initial pricing expectations, the Company expected a gain on the sale of the asset, and, as such, no impairment of the asset was recorded. The Company redeployed the net sale proceeds of approximately $91,500 through an Internal Revenue Code Section 1031 like kind exchange (see Note 3).

In July 2003, management of the Company changed its intent from holding its investment in the Holiday Inn Beachside Resort, located in Key West, Florida, to selling the property due to the projected cost of renovating the property and receiving an unsolicited offer to purchase the property. As a result, the Company wrote down its investment in the Holiday Inn Beachside Resort by $2,453 during the second quarter 2003 to its estimated fair value, net of estimated costs to sell. The writedown is recorded in impairment of investment in hotel property in the accompanying consolidated financial statements. On July 16, 2003, the Board of Trustees approved management’s commitment to a plan to sell the Holiday Inn Beachside Resort. The asset was classified as held for sale at that time because sale was expected to occur within one year; accordingly depreciation was suspended. On July 25, 2003, the Company sold the Holiday Inn Beachside Resort for $17,170. The Company recognized a loss on the sale of the asset of $425 at the time of the sale. The loss is recorded in discontinued operations in the accompanying consolidated financial statements.

8. Long-Term Debt

Credit Facility

The Company had a senior unsecured bank facility from a syndicate of banks, which provided for a maximum borrowing of up to $210.0 million and was due to mature on December 31, 2003. On November 20, 2003, the Company executed a new senior unsecured bank facility from a syndicate of banks, which provides for a maximum borrowing of up to $215.0 million. The new senior unsecured bank facility matures on December 31, 2006 and has a one-year extension option. Funding for the new unsecured bank facility occurred on December 15, 2003, at which time it replaced the Company’s prior senior unsecured bank facility. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the new senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the year ended December 31, 2003 and 2002, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 3.8% and 4.3%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2003. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.250% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $0.5 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the Company had zero and $94,700, respectively, outstanding borrowings under the senior unsecured bank facility.

On January 3, 2001, LHL obtained a three-year commitment for a $5,000 senior unsecured revolving credit facility to be used for working capital and general corporate purposes. On September 1, 2002, LHL amended its unsecured revolving credit facility agreement to allow for maximum borrowings of $7.5 million. Effective January 1, 2003, LHL again amended its unsecured revolving credit facility agreement to allow for maximum borrowings of $10.0 million. This LHL credit facility matured on December 31, 2003. Effective January 1, 2004, LHL renewed and increased the credit facility to $13.0 million for three additional years. The new LHL credit facility matures December 31, 2006. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the years ended December 31, 2003 and 2002, the weighted average interest rate under the LHL credit facility was 3.5% and 4.2%, respectively. Additionally, LHL is required to pay a variable commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.250% of the unused portion of the LHL credit facility. LHL incurred an immaterial commitment fee for each of the years ended December 31, 2003 and 2002. At December 31, 2003 and 2002, the Company had zero and $4,690, respectively, outstanding borrowings under the LHL credit facility.

Bonds Payable

On March 1, 2001, the Company redeemed its then existing $40.0 million aggregate principal amount of tax-exempt Massachusetts Port Authority industrial revenue bonds that were secured by the Boston,

Massachusetts property. Proceeds for the redemption were derived from $37.1 million of newly issued tax-exempt bonds and $5.4 million of newly issued taxable bonds, each having a 17-year maturity, each bearing interest based on a weekly floating rate and having no principal reductions for the life of the bonds. A call premium of $792 and an interest expense of $435 associated with the escrows, offset in the second quarter of 2001 by a $254 reimbursement of interest expense, were incurred and were classified as other expenses in the accompanying consolidated financial statements. Due to the nature of these bonds, they can be redeemed at any time without penalty. Interest expense for the years ended December 31, 2003 and 2002 was $458 and $632, respectively. The weighted average interest rate for the years ended December 31, 2003 and 2002 was 1.1% and 1.5% respectively. These bonds were secured by letters of credit issued by GE Capital Corporation that were due to expire on March 1, 2004. On October 7, 2003, the Company extended the letters of credit issued by GE Capital Corporation securing the MassPort Bonds. The extended letters of credit expire in 2007 and are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6.0 million letter of credit from the Company. If GE Capital Corporation fails to renew its letters of credit at that time and an acceptable replacement provider cannot be found, the Company may be required to pay-off the bonds. The Company incurs a 2.0% annual maintenance fee, which is included in amortization of deferred financing costs. At both December 31, 2003 and 2002, the Company had outstanding bonds payable of $42,500.

Prior to the redemption of the bonds on March 1, 2001, certain cash reserves were required to be held in trust for payments of interest, credit enhancement fees and ground rent. In conjunction with the refinancing, cash reserves are no longer required.

Mortgage Loans

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Radisson Convention Hotel, located in Bloomington, Minnesota and the Westin City Center Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the two hotels that secure the loan.

The mortgage loan that is collateralized by the Radisson Convention Hotel and the Westin City Center Dallas had principal balances of $43,515 and $44,300 at December 31, 2003 and 2002, respectively. Future scheduled debt principal payments at December 31, 2003 are as follows (dollars in thousands):

2004	$850
2005	922
2006	999
2007	1,083
2008	1,174
Thereafter	38,487

$43,515

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Le Montrose Suite Hotel located in West Hollywood, California. The Company, through wholly owned partnerships, had two additional mortgage loans collateralized by the New Orleans Grande Hotel and the Holiday Inn Beachside Resort, located in Key West, Florida. These hotels were sold on April 21, 2003 and July 25, 2003, respectively, and the purchasers assumed the principal balances of $46,680 and $11,392, respectively at the time of sale. The remaining mortgage loan bears interest at a fixed rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule. The mortgage loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premium and real estate taxes on the Le Montrose Suite Hotel.

The mortgage loan that is collateralized by the Le Montrose Suite Hotel had a principal balance of $14,231 and $14,402 at December 31, 2003 and 2002. Future scheduled debt principal payments at December 31, 2003 are as follows (dollars in thousands):

2004	$182
2005	201
2006	219
2007	237
2008	254
Thereafter	13,138

$14,231

The Company is subject to a five-year mortgage loan that is secured by the Lansdowne Resort located in Lansdowne, Virginia. The Company assumed the mortgage upon purchase of the property on June 17, 2003. In conjunction with the assumption of the mortgage, the Company recorded a premium of $2,380, which is being amortized over the expected remaining life of the mortgage loan. The loan bears interest at a floating rate of the London InterBank Offered Rate plus 4.5%, matures on January 28, 2007, and requires interest and principal payments based on a 25-year amortization schedule. The loan has a London InterBank Offered Rate floor of 3.0% and permits prepayment beginning on February 11, 2004. As of December 31, 2003, the interest rate was 7.5%. Also in conjunction with the assumption of the mortgage loan, the seller transferred to the Company a $5,000 debt service reserve escrow, which is included in restricted cash. If the mortgage loan is prepaid, the seller is entitled to the remaining value of the debt service reserve (after prepayment penalty) in the form of cash or common shares of beneficial interest, as defined. The mortgage loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes on the Lansdowne Resort in addition to reserves for various property improvements and sales tax.

The principal balance of the mortgage loan that is collateralized by the Lansdowne Resort at December 31, 2003, including the unamortized premium of $2,015 was $64,411. Future scheduled debt principal payments (excluding premium amortization) at December 31, 2003 are as follows (dollars in thousands):

2004	$950
2005	1,039
2006	1,121
2007	59,286

$62,396

On February 11, 2004, the Company paid in full the $62,326 balance of the mortgage that was secured by the Lansdowne Resort (see Note 22).

On December 12, 2003, the Company entered into a five-year mortgage loan totaling $65,000 that is secured by the San Diego Paradise Point Resort. The mortgage loan matures on February 1, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 5.25% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the hotel that secures the loan.

The principal balance of the mortgage loan that is collateralized by the San Diego Paradise Point Resort at December 31, 2003 was $65,000. Future scheduled debt principal payments at December 31, 2003 are as follows (dollars in thousands):

2004	$1,134
2005	1,306
2006	1,378
2007	1,453
2008	1,523
Thereafter	58,206

$65,000

9. Commitments and Contingencies

Ground Leases

Three of the hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel and Radisson Convention Hotel are subject to ground leases under non-cancelable operating leases with terms ranging out to May 2081. Total ground lease expense (including ground lease expense related to discontinued operations) for the years ended December 31, 2003, 2002 and 2001 was $3,689, $3,624 and $3,696, respectively. Future minimum ground lease payments are as follows (dollars in thousands):

2004	$2,582
2005	2,558
2006	2,471
2007	2,471
2008	2,471
Thereafter	87,672

$100,225

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the participating leases. The Company’s aggregate obligation under the reserve funds was approximately $15,149 at December 31, 2003. The reserve requirements for four hotels, the hotels operated by Marriott International, Inc. and Hyatt Corporation, are contained in certain non-cancelable operating agreements, which require the reserves for the hotels operated by Marriott International, Inc. and Hyatt Corporation to be maintained through furniture, fixtures and equipment restricted cash escrows. The reserve fund requirements for the Lansdowne Resort are contained in the mortgage agreement. These four participating leases and one mortgage agreement require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of December 31, 2003, $5,985 was available in restricted cash reserves for future capital expenditures. Eleven of the participating leases require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of December 31, 2003, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $9,164. Amounts will be capitalized as incurred. As of December 31, 2003, purchase orders and letters of commitment totaling approximately $11,967 have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Restricted Cash Reserves

At December 31, 2003, the Company held $21,988 in restricted cash reserves. Included in such amounts are (i) $5,985 of reserve funds relating to the hotels with leases requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) a $5,850 collateral for a surety bond related to the Litigation with Meridien Hotels, Inc. (see Litigation in this Note), (iii) $1,254 for future renovations and conversion costs expected to be incurred because of the Dallas property re-branding under the Westin brand affiliation and (iv) $8,899 deposited in mortgage escrow accounts pursuant to mortgages to pre-fund a portion of certain hotel expenses.

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

In connection with the termination of Meridien at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to a net award of approximately $5.4 million in connection with the New Orleans property, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. The Company is disputing the arbitration decision, as well as whether Meridien is entitled to fair market value. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which is secured by $5.9 million of restricted cash.

In 2002 the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases, and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The Company believes, however, it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. The contingent lease termination expense was therefore net of the holdover rent the Company believes it is entitled to for both properties and in the first, second and third quarters of 2003 the Company adjusted this liability by additional holdover rent of $395, $380 and $52, respectively, that it believes it is entitled to for the Dallas property. The additional holdover rent is recorded as other income in the accompanying consolidated financial statements. The net contingent lease termination liability has also been adjusted for legal fees and has a balance of approximately $2.0 million as of December 31, 2003, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to seek reimbursement of legal fees and damages, and will challenge the arbitration determination, which may reduce any amounts owed Meridien, and therefore ultimately any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents will be collectible or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations, including certain working capital notes and outstanding base rent.

Additionally, Meridien is disputing the Company’s calculation of participating rents for both properties. The total amount Meridien is disputing is approximately $2.0 million. Consistent with the express terms of the lease, however, Meridien has paid the participating rent due for 2001 and 2002 in full. The Company continues to believe the calculation is correct, consistent with the lease terms, and it has recognized the revenue in the appropriate periods.

Meridien also has sued the Company and one of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. On August 19, 2002, the Company received an order from the court denying all of Meridien’s motions. Meridien continued with the lawsuit, however, and filed an amended complaint. The Company moved to dismiss Meridien’s lawsuit, and on March 11, 2003 the court granted the Company’s motion and dismissed all of Meridien’s claims. On April 9, 2003, Meridien filed a notice of appeal, which appeal is pending.

The Company does not believe that the amount of any fees or damages it may be required to pay on any of the litigation related to Meridien will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole. The Company’s management has discussed this contingency and the related accounting treatment with the audit committee of its Board of Trustees.

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

10. Shareholders’ Equity

Common Shares of Beneficial Interest

In connection with the acquisition of the initial hotels, the Company issued 912,122 restricted common shares of beneficial interest to Jones Lang LaSalle Incorporated. The common shares of beneficial interest were valued at $18.00 per share or $16,418. The Company also granted 1,280,569 rights to purchase common shares of beneficial interest at the exercise price of $18.00 per share in connection with the acquisition of the initial hotels. Included as part of the 1,280,569 rights granted, were 457,346 rights granted to the external advisor (see Note 14). The Company has recorded these rights in shareholders’ equity at their fair value on the date of grant, which was $2,997. All rights had a one-year vesting period and a 10-year term. At December 31, 2003, all of the rights were exercisable.

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

On April 24, 2001 and November 1, 2001, the Company granted 57,444 and 234,608 restricted common shares of beneficial interest, respectively, to the Company’s executive officers. The restricted shares granted vest over three and four years. These common shares of beneficial interest were issued under the 1998 share option and incentive plan.

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

On October 29, 2002, the Company granted 6,400 restricted common shares of beneficial interest to the Company’s employees. The restricted shares granted vest over three years, starting January 1, 2004. These common shares of beneficial interest were issued under the 1998 share option and incentive plan.

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

On April 29, 2003, the Company granted an aggregate of 3,000 restricted common shares of beneficial interest to the Company’s Board of Trustees. These restricted shares vest over three years. These common shares were issued under the 1998 share option and incentive plan.

On June 26, 2003, the Company completed an underwritten public offering of 2,041,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $29,105. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. The Company sold an additional 204,000 common shares on July 1, 2003, pursuant to an over allotment option for approximately $2,909 after deducting underwriting discounts and commissions.

On October 21, 2003 the Company granted 126,186 restricted common shares of beneficial interest to the Company’s executive officers. The restricted shares granted vest over three and four years, starting January 1, 2005. These common shares were issued under the 1998 share option and incentive plan.

On October 21, 2003, the Company granted 5,250 restricted common shares of beneficial interest to the Company’s employees. The restricted shares granted vest over three years, starting January 1, 2005. These common shares were issued under the 1998 share option and incentive plan.

As of December 31, 2003, the Company has reserved 1,900,000 common shares of beneficial interest for future issuance under the 1998 share option and incentive plan. The Company has also reserved a total of 1,280,569 common shares of beneficial interest for future issuance pursuant to rights which have been issued and 1,539,147 common shares of beneficial interest for issuance upon the conversion of the units of limited partnership interest, both of which were issued in connection with the initial public offering, the acquisition of the initial hotels and the formation of the Company.

Preferred Shares

In March 2002, the Company completed an underwritten public offering of 3,991,900 shares of 10 1/4% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $96.1 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured bank facility and to fund the redevelopment of the D.C. Hotel Collection.

On September 30, 2003, the Company completed an underwritten public offering of 1,000,000 shares of 8 3/8% Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25 per share). After deducting underwriting discounts and commission, the Company raised net proceeds of approximately $24,409. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. On October 1, 2003, the Company issued an additional 100,000 Series B Preferred Shares pursuant to an over allotment option for approximately $2,441 after deducting underwriting discounts and commissions.

The Series A Preferred Shares and Series B Preferred Shares rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Series A Preferred Shares and Series B Preferred Shares for the current and all past dividend periods. Neither the Series A Preferred Shares nor the Series B Preferred Shares have any maturity date, and neither the Series A Preferred Shares nor the Series B Preferred Shares are subject to mandatory redemption. There is no difference between the carrying value and the redemption amount of the Series A Preferred Shares and Series B Preferred Shares. In addition, the Company is not required to set aside funds to redeem the Series A Preferred Shares or Series B Preferred Shares. Also, the Company may not optionally redeem the Series A Preferred Shares prior to March 6, 2007, or the Series B Preferred Shares prior to September 30, 2008, except in limited circumstances relating to the Company’s continuing qualification as a REIT. After those dates, the Company may, at its option, redeem the Series A Preferred Shares or Series B Preferred Shares, respectively, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. Accordingly, the Series A Preferred Shares and Series B Preferred Shares will remain outstanding indefinitely unless the Company decides to redeem them.

Operating Partnership Units

The outstanding units of limited partnership interest are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

On August 16, 2002, 18,497 units of limited partnership interest were converted to common shares.

As of December 31, 2003, the operating partnership had 424,686 units outstanding, representing a 1.7% partnership interest held by the limited partners.

11. Share Option and Incentive Plan

In April 1998, the Board of Trustees adopted and the then current shareholders approved the 1998 share option and incentive plan that is currently administered by the Compensation Committee of the Board of Trustees. The Company’s employees and the hotel operators and their employees generally are eligible to participate in the 1998 share option and incentive plan. Independent members of the Board of Trustees continuing in office after an annual meeting of shareholders of the Company receive automatic annual grants of 500 restricted common shares of beneficial interest.

The 1998 share option and incentive plan authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash trustees’ fees, (iv) grants of common shares of beneficial interest in lieu of cash compensation, and (v) the making of loans to acquire common shares of beneficial interest in lieu of compensation. The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares of beneficial interest on the date of grant. Options under the plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three-year period. The duration of each option is also determined by the Compensation Committee; however, the duration of each option shall not exceed 10 years from date of grant.

On May 19, 1999, the common shareholders approved an amendment to the 1998 share option and incentive plan, increasing the number of common shares of beneficial interest authorized for issuance under the 1998 share option and incentive plan from 757,000 to 1,500,000. On May 16, 2001, the common shareholders approved an amendment to the 1998 share option and incentive plan, increasing the number of common shares of beneficial interest authorized for issuance under the 1998 share option and incentive plan from 1,500,000 to 1,900,000. Accordingly, at both December 31, 2003 and 2002, 1,900,000 shares were authorized for issuance under the 1998 share option and incentive plan.

On February 1, 2001, an affiliate of the Advisor exercised 300,000 options. Proceeds from the exercise of the options were used to reduce outstanding borrowings on the senior unsecured bank facility.

On April 24, 2001 and November 2, 2001, the Company granted 52,500 and 362,506 non-qualified stock options at a strike price of $15.50 and $8.55, respectively to its employees, including executive officers. The options granted vest over three and four years and expire on January 30, 2011 and November 2, 2011, respectively. These options were issued under the 1998 share option and incentive plan.

On April 24, 2001 and November 1, 2001, the Company granted 57,444 and 234,608 restricted shares of common stock, respectively, to the Company’s executive officers. The restricted shares granted vest over three and four years. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period. Compensation expense recognized for the restricted shares issued April 24, 2001 and November 1, 2001, and classified as general and administrative expense in the accompanying consolidated financial statements for the years ended December 31, 2003 and 2002 was $806 and $766, respectively. These restricted shares were issued under the 1998 share option and incentive plan.

On May 16, 2001, the Company granted 30,000 non-qualified stock options at a strike price of $16.51 to the independent members of its Board of Trustees. The options granted vest over three years and expire on March 16, 2011. These options were issued under the 1998 share option and incentive plan.

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

On May 15, 2002, the Company granted an aggregate of 25,000 non-qualified stock options at a strike price of $14.88 to the independent members of its Board of Trustees. The options granted vest over three years and expire on May 14, 2012. These options were issued under the 1998 share option and incentive plan.

On October 29, 2002, the Company granted 6,400 restricted shares of common stock to the Company’s employees. The restricted shares granted vest over three years, starting January 1, 2004. Compensation expense recognized for the restricted shares issued October 29, 2002, and classified as general and administrative expense in the accompanying consolidated financial statements for the years ended December 31, 2003 and 2002 was $24 and $4, respectively. These restricted shares were issued under the 1998 share option and incentive plan.

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

On April 29, 2003, the Company granted an aggregate of 3,000 restricted shares of common stock to the Company’s Board of Trustees. These restricted shares vest over three years. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. The fair market value of the common stock on the date of the grant was $14.05. Compensation expense recognized for the restricted shares issued April 29, 2003 and classified as general and administrative expense in the accompanying consolidated financial statements for the years ended December 31, 2003 was $9. These common shares were issued under the 1998 share option and incentive plan.

On June 26, 2003, the Company completed an underwritten public offering of 2,041,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $29,105. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. The Company sold an additional 204,000 common shares on July 1, 2003, pursuant to an over allotment option for approximately $2,909 after deducting underwriting discounts and commissions.

On October 21, 2003 the Company granted 126,186 restricted common shares of beneficial interest to the Company’s executive officers. The restricted shares granted vest over three and four years, starting January 1, 2005. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period. Compensation expense recognized for these restricted shares and classified as general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2003 was $97. These restricted shares were issued under the 1998 share option and incentive plan.

On October 21, 2003, the Company granted 5,250 restricted common shares of beneficial interest to the Company’s employees. The restricted shares granted vest over three years, starting January 1, 2005. Compensation expense recognized for these restricted shares and classified as general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2003 was $5. These restricted shares were issued under the 1998 share option and incentive plan.

At December 31, 2003, there were 283,032 common shares available for future grant under the 1998 share option and incentive plan.

A summary of the Company’s stock option activity for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	792,206	$11.38	785,706	$11.33	640,867	$12.83
Options granted	—	—	25,000	14.88	445,006	9.91
Options exercised	(49,838)	13.27	(3,500)	8.99	(300,167)	12.41
Options forfeited	—	—	(15,000)	15.54	—	—

Outstanding at end of the year	742,368	$11.25	792,206	$11.38	785,706	$11.33

Weighted average remaining life outstanding	5.7 years		6.6 years		7.5 years

	$ 8.55 to		$ 8.55 to		$ 8.55 to
Range of exercise prices	$18.00		$18.00		$18.00
Exercisable at end of the year	539,311	$11.78	379,368	$12.62	200,917	$13.80
Available for future grant at year end	283,032		428,911		457,835
Weighted average per share fair value of options granted during the year	n/a		$0.26		$0.72

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002		2001
Expected life	n/a	8.27	years	8.23	years
Expected volatility	n/a	23.94%		23.97%
Risk-free interest rate	n/a	4.70%		4.80%
Dividend yield	n/a	10.40%		10.60%

12. Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On April 6, 2001, the Company entered into a two-year, nine-month fixed interest rate swap at 4.87% for $30,000 of the balance outstanding on its senior unsecured bank facility, which expired December 31, 2003. The hedge was effective in offsetting the variable cash flows; therefore no gain or loss was realized during the year ended December 31, 2003. As of December 31, 2003, the Company has no material derivative transactions.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income/loss or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses reported in accumulated other comprehensive income/loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. For the year ended December 31, 2003, the Company reclassified $1,105 of accumulated other comprehensive loss to earnings as interest expense in conjunction with the interest rate swap that expired on December 31, 2003.

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

13. Participating Leases

The participating leases have non-cancelable terms ranging from five to 11 years (from commencement), subject to earlier termination upon the occurrence of certain contingencies, as defined. Each participating lease requires the applicable lessee to pay the greater of (i) base rent in a fixed amount or (ii) participating rent based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at the applicable hotel. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating lease revenues, including participating lease revenues from discontinued operations, for the years ended December 31, 2003, 2002 and 2001 were $21,284, $31,326 and $45,490, of which $8,578, $9,949 and $14,013 respectively, was in excess of base rent.

Future minimum rentals (without reflecting future applicable Consumer Price Index increases) to be received by the Company pursuant to the participating leases for each of the years in the period 2004 to 2008 and in total thereafter are as follows:

	LHL	Non-LHL	Total
2004	$54,100	$11,132	$65,232
2005	54,100	11,132	65,232
2006	54,100	11,132	65,232
2007	54,100	11,132	65,232
2008	41,157	5,986	47,143
Thereafter	19,691	872	20,563

	$277,248	$51,386	$328,634

Rent from LHL, a wholly owned subsidiary, is eliminated in consolidation.

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

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL:

	For the year ended December 31,
	2003	2002	2001
General and administrative	$18,303	$14,604	$10,279
Sales and marketing	13,143	10,058	6,738
Repairs and maintenance	8,601	6,873	4,873
Utilities and insurance	7,604	5,431	4,144
Management and incentive fees	7,175	7,281	6,550
Other expenses	1,730	1,720	1,262

Total other indirect expenses	$56,556	$45,967	$33,846

Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code. The cost associated with the transaction (which included an aggregate of $455 in payments to Jones Lang LaSalle Incorporated and LPI charities for the shares then held by them) was expensed during the first quarter of 2001 and was classified as an operating expense in the accompanying consolidated financial statements. As of December 31, 2003, LHL leases the following 14 hotels owned by the Company:

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

On December 20, 2002, Meridien Hotels, Inc. abandoned the New Orleans property. The Company entered into a lease with a wholly owned subsidiary of LHL and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel. On April 29, 2003, the Company sold the New Orleans Grande Hotel and cancelled its operating lease with LHL (see Note 7).

On July 25, 2003, the Company sold the Holiday Inn Beachside Resort, located in Key West, Florida, and cancelled its operating lease with LHL (see Note 7).

During 2003, the Company purchased the Lansdowne Resort, located in Lansdowne, Virginia, and the Hotel George, located in Washington, D.C., and entered into lease agreements with LHL.

LHL currently expects to engage Starwood Hotels and Resorts Worldwide, Inc. to manage and operate its Bloomington, Minnesota property under the Sheraton brand affiliation, beginning during March 2004.

17. Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. LHL is a wholly owned taxable-REIT subsidiary of the Company and as such is required to pay income taxes at the applicable rates.

The following is a reconciliation between the GAAP net income and taxable income for the REIT for the years ended December 31, 2003 (estimated), 2002 and 2001:

	2003	2002	2001
	(estimated)
GAAP Net income available to common shareholders	$28,036	$(3,939)	$3,835
Add: LHL GAAP net loss	8,822	4,354	1,986
Add: Preferred dividends paid	10,805	8,410	—
Add: Book depreciation and amortization	33,702	31,230	30,663
Less: Tax depreciation and amortization	(27,713)	(27,137)	(28,575)
Book/tax difference on gains/losses from capital transactions	(37,787)	—	(6,176)
Other book/tax differences, net	1,883	2,821	2,169

Adjusted taxable income subject to 90% dividend requirement	$17,748	$15,739	$3,902

The following is a reconciliation between cash dividends paid on common shares of beneficial interest and preferred shares and the dividends paid deduction for the years ended December 31, 2003 (estimated), 2002 and 2001:

	2003	2002	2001
	(estimated)
Cash dividends paid on common shares of beneficial interest	$19,503	$4,488	$20,965
Cash dividends paid on preferred shares	10,229	5,853	—
Less: Dividends designated to prior year	(3,928)	(187)	(6,538)
Plus: Dividends designated from following year:
Common shares of beneficial interest	1,690	3,928	187
Preferred shares (1)	—	1,657	—
Less: Portion designated return of capital	—	—	(5,446)

Dividends paid deduction	$27,494	$15,739	$9,168

(1)	The Company made an election pursuant to Section 858 of the Internal Revenue Code to have a portion of the distribution on preferred shares that was paid on January 15, 2003 to shareholders of record on January 1, 2003 included as a 2002 distribution for purposes of the dividends paid deduction.

For federal income tax purposes, the cash distributions paid to the Company’s common shareholders of beneficial interest and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. The following characterizes distributions paid per common share of beneficial interest and preferred share for the years ended December 31, 2003 (estimated), 2002 and 2001:

	2003		2002		2001
	$	%	$	%	$	%
	(estimated)
Common shares of beneficial interest
Ordinary income	$0.8400	100.00%	$0.4400	100.00%	$0.3101	39.00%
Return of capital	—	—	—	—	0.4849	61.00%
Capital gains	—	—	—	—	—	—
Unrecaptured Section 1250 gain	—	—	—	—	—	—

	$0.8400	100.00%	$0.4400	100.00%	$0.7950	100.00%

Preferred shares
Ordinary income	$2.5625	100.00%	$1.4663	100.00%	$—	—
Return of capital	—	—	—	—	—	—
Capital gains	—	—	—	—	—	—
Unrecaptured Section 1250 gain	—	—	—	—	—	—

	$2.5625	100.00%	$1.4663	100.00%	$—	—%

Income tax benefit of $5,642 is comprised of state and local tax expense of $457 on the operating partnership’s income and federal, state and local tax benefit of $6,199 on LHL’s loss of $15,196 before income tax benefit.

The components of the LHL income tax benefit were as follows:

	For the year ended December 31,
	2003	2002	2001
Federal:
Current	$—	$—	$(433)
Deferred	(4,682)	(2,297)	(801)
State and local:
Current	—	(7)	—
Deferred	(1,417)	(799)	(273)

Total income tax benefit	$(6,099)	$(3,103)	$(1,507)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2003	2002	2001
Computed “Expected” federal tax benefit (at 34.5%)	$(5,147)	$(2,536)	$(1,237)
State income taxes, net of federal income tax effect	(1,044)	(532)	(273)
Changes in valuation allowance	—	—	—
Other, net	92	(35)	3

Income tax benefit	$(6,099)	$(3,103)	$(1,507)

The components of LHL’s deferred tax assets as of December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Deferred tax assets (non-current):
Operating loss carryforward	$10,379	$4,170	$1,074
Allowance for doubtful accounts	45	45	45

Gross deferred tax assets	10,424	4,215	1,119

Deferred tax assets (non-current)	$10,424	$4,215	$1,119

For the year ended December 31, 2003, LHL recorded an income tax benefit of $6,099 that is included in the accompanying consolidated financial statements. The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of December 31, 2003, the Company had a deferred tax asset of $10,424 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 thru 2023 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. Reversal of deferred tax asset in the subsequent year cannot be reasonably estimated.

18. Earnings Per Common Share

The limited partners’ outstanding limited partnership units in the operating partnership (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The computation of basic and diluted earnings per common share is presented below:

	For the year ended December 31,
	2003	2002	2001
Numerator:
Net income (loss) applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$(7,821)	$(5,288)	$2,995
Discontinued operations	35,857	1,349	840

Net income applicable to common shareholders before dividends paid on unvested restricted shares	28,036	(3,939)	3,835
Dividends paid on unvested restricted shares	(215)	(123)	(48)

Net income applicable to common shareholders, after dividends paid on unvested restricted shares	$27,821	$(4,062)	$3,787

Denominator:
Weighted average number of common shares—basic	20,030,723	18,413,602	18,321,730
Effect of dilutive securities:
Unvested restricted shares	250,171	275,582	63,285
Common stock options	206,512	154,346	67,867

Weighted average number of common shares—diluted	20,487,406	18,843,530	18,452,882

Basic Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations and after dividends paid on unvested restricted shares	$(0.40)	$(0.29)	$0.16
Discontinued operations	1.79	0.07	0.05

Net income applicable to common shareholders per weighted average common share, after dividends paid on unvested restricted shares	$1.39	$(0.22)	$0.21

	For the year ended December 31,
	2003	2002	2001
Diluted Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations	$(0.38)	$(0.28)	$0.16
Discontinued operations	1.75	0.07	0.05

Net income applicable to common shareholders per weighted average common share	$1.37	$(0.21)	$0.21

19. Comprehensive Income

For the year ended December 31, 2003, comprehensive income was $28,036. As of December 31, 2003 and 2002 the Company’s accumulated other comprehensive loss was zero and $1,050, respectively. The change in accumulated other comprehensive loss was entirely due to the Company’s unrealized losses on its interest rate derivative. The interest rate derivative expired on December 31, 2003. For the year ended December 31, 2003, the Company reclassified $1,105 of accumulated other comprehensive loss to earnings as interest expense.

20. Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2003	2002	2001
Interest paid, net of capitalized interest	$14,891	$16,279	$23,561

Interest capitalized	$289	$1,031	$782

Distributions payable (common shares)	$1,720	$4,018	$191

Distributions payable (preferred shares)	$3,133	$2,557	$—

Issuance of common shares for board of trustees compensation	$36	$75	$46

In conjunction with the LHL lease transitions the Company assumed the following assets and liabilities:
Accounts receivable, net	$9	$14	$—
Other assets	82	929	—
Liabilities	(91)	(943)	—

Total net assets	$—	$—	$—

In conjunction with the hotel dispositions, the Company disposed of the following assets and liabilities:
Sale of real estate	$(71,562)	$(817)	$(15,542)
Mortgage loans assumed	58,072	—	—
Other assets	(652)	—	(5)
Liabilities	855	(11)	619
Gain/loss on sale of properties disposed of	(36,662)	—	—

Disposition of hotel properties	$(49,949)	$(828)	$(14,928)

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$141,908	$—	$87,743
Mortgage loan assumed	(62,845)	—	—
Other assets	7,189	—	—
Liabilities	(11,357)	—	(1,209)

Acquisition of hotel properties	$74,895	$—	$86,534

	For the year ended December 31,
	2003	2002	2001
Exchange of units for common shares:
Minority interest in operating partnership	$—	$(244)	$(14,399)
Common shares	—	—	11
Additional paid-in capital	—	244	14,388

	$—	$—	$—

In conjunction with the LHL acquisition, the Company assumed the following assets and liabilities:
Accounts receivable, net	$—	$—	$4,375
Other assets	—	—	8,512
Liabilities	—	—	(12,834)

Acquisition of hotel properties	$—	$—	$53

21. Pro Forma Financial Information (Unaudited)

The following condensed pro forma financial information is presented as if the following acquisitions as discussed in Note 3 had been consummated and leased as of January 1, 2002.

•	Lansdowne Resort
•	Hotel George

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and all the hotels had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the year ended December 31,
	2003	2002
Total revenues	$223,113	$220,958
Net income (loss) applicable to common shareholders of beneficial interest	$27,487	$(4,195)
Net income (loss) applicable to common shareholders of beneficial interest per weighted average common share:
basic (after dividends paid on unvested restricted shares)	$1.36	$(0.23)
diluted (before dividends paid on unvested restricted shares)	$1.34	$(0.22)
Weighted average number of common shares outstanding:
basic	20,030,723	18,413,602
diluted	20,487,406	18,843,530

22. Subsequent Events

On January 15, 2004, the Company paid its December 2003 monthly distribution of $0.07 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of December 31, 2003.

On January 15, 2004, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended December 31, 2003 to preferred shareholders of record at the close of business on January 1, 2004.

On January 15, 2004, the Company paid its preferred distribution of $0.53 per Series B Preferred Share for the quarter ended December 31, 2003 to preferred shareholders of record at the close of business on January 1, 2004.

On January 15, 2004, the Company announced its monthly dividend of $0.07 per common share of beneficial interest/unit for each of the months of January, February and March 2004. The January dividend was paid on February 13, 2004 to common shareholders and unitholders of record at the close of business on January 31, 2004. The February dividend will be paid on March 15, 2004 to common shareholders and unitholders of record at the close of business on February 28, 2004. The March dividend will be paid on April 15, 2004 to common shareholders and unitholders of record at the close of business on March 31, 2004.

Effective January 16, 2004, the Company entered into an exclusive listing agreement for the sale of its Omaha property. The asset was classified as held for sale at that time because the property is being actively marketed and sale is expected to occur within one year; accordingly depreciation was suspended. Based on initial pricing expectations the Company expects to recognize a gain on the sale, therefore no impairment was recognized.

On January 23, 2004 and January 29, 2004, the Company issued an aggregate of 6,761 common shares of beneficial interest, including 5,448 deferred shares, to the independent members of its Board of Trustees for a portion of their 2003 compensation. The common shares of beneficial interest were issued in lieu of cash at the trustees’ election. These common shares of beneficial interest were issued under the 1998 share option and incentive plan.

On February 10, 2004, the Company acquired a 100% interest in the Indianapolis Marriott Downtown, a 615-room, full service hotel located in downtown Indianapolis, Indiana, for $106,000. The source of funding for the acquisition was the Company’s senior unsecured bank facility, however, the Company anticipates entering into a secured debt agreement in the near future. The property was leased to LHL, and White Lodging Services Corporation was retained to manage the property.

On February 10, 2004, the Company announced that its 565-room convention hotel in Bloomington, Minnesota would be re-flagged as the Sheraton Minneapolis Hotel. Starwood Hotels and Resorts Worldwide, Inc. has been selected to manage the property as a Sheraton, Starwood’s upscale brand, when the conversion takes place in March 2004.

On February 11, 2004, the Company paid in full the $62,326 balance of the mortgage loan that had been secured by the Lansdowne Resort, which the Company had assumed upon purchase of the property on June 17, 2003. The source of funding for the prepayment was the Company’s senior unsecured bank facility. The mortgage loan permitted prepayment beginning on February 11, 2004. Upon prepayment, the seller was entitled to the $5,019 debt service reserve, less the $1,870 prepayment penalty, that the seller had transferred to the Company in conjunction with the purchase of the Lansdowne Resort. On February 12, 2004, the Company paid the seller $3,149 in cash representing the remaining value of the debt service reserve escrow. The Company recognized a gain on the debt extinguishment of $70.

23. Quarterly Operating Results (Unaudited)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2003 and 2002 (in thousands, except per share data) follows. Certain 2002 items have been reclassified to conform to the current presentation of discontinued operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$33,266	$48,715	$64,444	$55,865
Total expenses from continuing operations	38,064	49,512	57,999	53,731

Net income (loss) from continuing operations	(4,798)	(797)	6,445	2,134
Net income (loss) from discontinued operations	1,043	35,587	(634)	(139)

Net income (loss)	(3,755)	34,790	5,811	1,995
Distributions to preferred shareholders	(2,557)	(2,558)	(2,557)	(3,133)

Net income (loss) applicable to common shareholders	$(6,312)	$32,232	$3,254	$(1,138)

Earnings per weighted average common share outstanding—basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares.	$(0.40)	$(0.18)	$0.18	$(0.05)
Discontinued operations	0.06	1.92	(0.03)	—

Net income (loss) applicable to common shareholders after dividends paid on unvested restricted shares	$(0.34)	$1.74	$0.15	$(0.05)

Earnings per weighted average common share outstanding—diluted:
Income (loss) applicable to common shareholders before discontinued operations	$(0.39)	$(0.18)	$0.18	$(0.05)
Discontinued operations	0.05	1.88	(0.03)	—

Net income (loss) applicable to common shareholders	$(0.34)	$1.70	$0.15	$(0.05)

Weighted average number of common shares outstanding:
Basic	18,483,506	18,517,924	20,738,660	22,337,143
Diluted	18,838,009	18,912,120	21,197,051	22,945,864

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$31,316	$47,331	$50,461	$42,068
Total expenses from continuing operations	35,125	43,676	43,919	45,334

Net income (loss) from continuing operations	(3,809)	3,655	6,542	(3,226)
Net income from discontinued operations	1,413	83	379	(526)

Net income (loss)	(2,396)	3,738	6,921	(3,792)
Distributions to preferred shareholders	(739)	(2,557)	(2,557)	(2,557)

Net income (loss) applicable to common shareholders	$(3,135)	$1,181	$4,364	$(6,349)

Earnings per weighted average common share outstanding—basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$(0.25)	$0.06	$0.21	$(0.32)
Discontinued operations	0.08	—	0.02	(0.03)

Net income (loss) applicable to common shareholders after dividends paid on unvested restricted shares	$(0.17)	$0.06	$0.23	$(0.35)

Earnings per weighted average common share outstanding—diluted:
Net income (loss) applicable to common shareholders before discontinued operations	$(0.24)	$0.06	$0.21	$(0.31)
Discontinued operations	0.07	—	0.02	(0.03)

Net income (loss) applicable to common shareholders	$(0.17)	$0.06	$0.23	$(0.34)

Weighted average number of common shares outstanding:
Basic	18,399,053	18,407,529	18,417,919	18,429,526
Diluted	18,820,010	18,887,917	18,826,814	18,840,349

LASALLE HOTEL PROPERTIES

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2003

(Dollars in thousands, except per share data)

			Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period							Life on Which Depreciation in Income Statement is Computed
		Encum- brances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Land	Building and Improvements	Furniture, Fixtures and Equipment	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Net Book Value	Date of Original Construction	Date of Acquisition
1.	Radisson Convention Hotel	$28,355	$8,172	$11,258	$13,811	$—	$3,995	$6,802	$8,172	$15,253	$20,613	$20,674	$23,364	1969	12/01/95	3-30 years
2.	Westin City Center Dallas	15,160	2,452	20,847	2,166	—	336	5,696	2,452	21,183	7,862	9,386	22,111	1980	04/29/98	3-30 years
3.	Marriott Seaview Resort	—	7,415	40,337	2,339	182	2,613	10,665	7,597	42,950	13,004	18,238	45,313	1912	04/29/98	3-30 years
4.	Omaha Marriott Hotel	—	4,268	22,405	3,086	—	1,466	3,155	4,268	23,871	6,241	9,112	25,268	1982	04/29/98	3-30 years
5.	Le Montrose All Suite Hotel	14,231	5,004	19,752	2,951	—	1,596	2,504	5,004	21,348	5,455	8,034	23,773	1976	04/29/98	3-30 years
6.	LaGuardia Airport Marriott	—	8,127	32,139	3,976	—	4,050	5,360	8,127	36,189	9,336	13,047	40,605	1981	04/29/98	3-30 years
7.	San Diego Paradise Point	65,000	—	69,639	3,665	—	20,526	9,485	—	90,165	13,150	25,959	77,356	1962	06/01/98	3-30 years
8.	Harborside Hyatt Conference Center & Hotel	42,500	—	66,159	5,246	—	596	4,109	—	66,755	9,355	20,114	55,996	1993	06/24/98	3-30 years
9.	Hotel Viking	—	2,421	24,375	353	77	12,643	4,447	2,498	37,018	4,800	7,645	36,671	1850	06/02/99	3-30 years
10.	Topaz Hotel	—	2,137	8,549	—	12	3,818	2,418	2,149	12,367	2,418	2,030	14,904	1963	03/08/01	3-30 years
11.	Hotel Madera	—	1,682	6,726	—	10	4,916	2,332	1,692	11,642	2,332	1,365	14,301	1963	03/08/01	3-30 years
12.	Hotel Rouge	—	2,162	8,647	—	17	4,898	3,564	2,179	13,545	3,564	2,440	16,848	1963	03/08/01	3-30 years
13.	Hotel Helix	—	2,636	10,546	—	13	8,369	4,680	2,649	18,915	4,680	2,153	24,091	1962	03/08/01	3-30 years
14.	Holiday Inn on the Hill Hotel	—	8,353	33,412	2,742	—	3,585	4,159	8,353	36,997	6,901	5,386	46,865	1968	06/01/01	3-30 years
15.	Lansdowne (1)	62,396	27,421	74,835	3,114	69	(244)	914	27,490	74,591	4,028	1,820	104,289	1991	06/17/03	3-30 years
16.	Hotel George	—	1,743	22,221	531	—	—	9	1,743	22,221	540	283	24,221	1928	09/18/03	3-30 years

	Total	$227,642	$83,993	$471,847	$43,980	$380	$73,163	$70,299	$84,373	$545,010	$114,279	$147,686	$595,976

(1)	Total Investment in hotel properties does not include $14,743 of property under development for the Lansdowne Resort.

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation—Continued

As of December 31, 2003

Reconciliation of real estate and accumulated depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2000	$561,046
Acquisition of hotel properties	87,592
Improvements and additions to hotel properties	24,666
Writedown of hotel	(1,610)
Disposal of hotel	(19,476)

Balance at December 31, 2001	652,218
Improvements and additions to hotel properties	33,964
Disposal of hotel	(902)

Balance at December 31, 2002	685,280
Acquisition of hotel properties	127,540
Improvements and additions to hotel properties	25,384
Disposal of hotel	(94,542)

Balance at December 31, 2003	$743,662

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2000	$74,862
Depreciation	31,275
Disposal of hotel	(3,934)

Balance at December 31, 2001	102,203
Depreciation	33,348
Disposal of hotel	(85)

Balance at December 31, 2002	135,466
Depreciation	33,501
Disposal of hotel	(21,281)

Balance at December 31, 2003	$147,686