Form 10-Q
period 2004-03-31
LASALLE HOTEL PROPERTIES
filed 2004-04-21
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

(301) 941-1500

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 20, 2004
Common Shares of Beneficial Interest ($0.01 par value)	25,014,810
10 1/4 % Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	3,991,900
8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000

PART I. Financial Information

Item 1.	Financial Statements.

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets:
Investment in hotel properties, net (Note 2)	$674,893	$595,976
Property under development (Note 2)	15,850	14,743
Investment in joint venture (Note 2)	3,240	3,488
Cash and cash equivalents	9,203	34,761
Restricted cash reserves (Note 6)	11,604	21,988
Rent receivable	936	2,116
Notes receivable	483	483
Hotel receivables (net of allowance for doubtful accounts of approximately $405 and $261, respectively)	10,290	10,593
Deferred financing costs, net	4,688	4,195
Deferred tax asset	13,373	10,424
Prepaid expenses and other assets	11,443	9,102
Assets held for sale or disposed of, net (Note 3)	26,492	35

Total assets	$782,495	$707,904

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 5)	$82,500	$—
Bonds payable (Note 5)	42,500	42,500
Mortgage loans (including unamortized premium of zero and $2,015, respectively) (Note 5)	179,283	187,157
Accounts payable and accrued expenses (Note 6)	30,387	26,842
Advance deposits	4,291	3,202
Accrued interest	985	705
Distributions payable	4,885	4,853
Liabilities of assets held for sale or disposed of (Note 3)	1,324	61

Total liabilities	346,155	265,320
Minority interest in LaSalle Hotel Operating Partnership, L.P. (Note 7)	5,579	5,721
Minority interest in other partnerships	10	10
Commitments and contingencies (Note 6)	—	—
Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized,
10 1/4 % Series A - 3,991,900 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively (Note 7)	40	40
8 3/8 % Series B - 1,100,000 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively (Note 7)	11	11
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 24,617,395 and 24,140,855 shares issued and 24,543,208 and 24,140,855 shares outstanding at March 31, 2004 and December 31, 2003, respectively (Note 7)	247	241
Additional paid-in capital, including offering costs of $28,483 and $28,461 at March 31, 2004 and December 31, 2003, respectively	492,893	485,724
Deferred compensation	(3,061)	(3,394)
Accumulated other comprehensive loss	(475)	—
Distributions in excess of retained earnings	(57,569)	(45,769)
Common shares held in treasury, 74,187 and zero shares outstanding at March 31, 2004 and December 31, 2003, respectively (Note 7)	(1,335)	—

Total shareholders’ equity	430,751	436,853

Total liabilities and shareholders’ equity	$782,495	$707,904

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2004	2003
Revenues:
Hotel operating revenues:
Room revenue	$27,899	$14,490
Food and beverage revenue	15,574	8,716
Other operating department revenue	3,695	1,827

Total hotel operating revenues	47,168	25,033
Participating lease revenue	3,573	4,960
Other income (Note 6)	81	402

Total revenues	50,822	30,395

Expenses:
Hotel operating expenses:
Room	7,997	4,863
Food and beverage	11,743	7,101
Other direct	2,727	1,283
Other indirect (Note 10)	15,699	8,789

Total hotel operating expenses	38,166	22,036

Depreciation and other amortization	9,045	7,822
Real estate taxes, personal property taxes and insurance	2,748	2,088
Ground rent (Note 6)	771	772
General and administrative	2,143	1,918
Amortization of deferred financing costs	511	582
Other expenses	450	—

Total operating expenses	53,834	35,218

Operating loss	(3,012)	(4,823)
Interest income	73	61
Interest expense	(3,287)	(2,674)

Loss before income tax benefit, minority interest, equity in earnings of unconsolidated entities and discontinued operations	(6,226)	(7,436)
Income tax benefit (Note 11)	2,862	2,657

Loss before minority interest, equity in earnings of unconsolidated entities and discontinued operations	(3,364)	(4,779)
Minority interest in LaSalle Hotel Operating Partnership, L.P.	62	111

Loss before equity in earnings of unconsolidated entities and discontinued operations	(3,302)	(4,668)
Equity in earnings of unconsolidated entities (Note 2)	(248)	(207)

Loss before discontinued operations	(3,550)	(4,875)
Discontinued operations (Note 3):
Income from operations of property disposed of	—	1,093
Income from operations of property held for sale	487	50
Minority interest, net of tax	(9)	(26)
Income tax benefit (Note 11)	18	3

Net income from discontinued operations	496	1,120
Net loss	(3,054)	(3,755)
Distributions to preferred shareholders	(3,133)	(2,557)

Net loss applicable to common shareholders	$(6,187)	$(6,312)

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

	For the three months ended March 31,
	2004	2003
Earnings per Common Share - Basic:
Loss applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$(0.28)	$(0.40)
Discontinued operations	0.02	0.06

Net loss applicable to common shareholders after dividends paid on unvested restricted shares	$(0.26)	$(0.34)

Earnings per Common Share - Diluted:
Loss applicable to common shareholders before discontinued operations	$(0.27)	$(0.39)
Discontinued operations	0.02	0.05

Net loss applicable to common shareholders	$(0.25)	$(0.34)

Weighted average number common shares outstanding:
Basic	24,045,610	18,483,506
Diluted	24,729,272	18,838,009

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,054)	$(3,755)
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	9,158	8,587
Amortization of deferred financing costs	511	618
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(53)	(85)
Gain on extinguishment of debt	(70)	—
Income tax benefit	(2,880)	(2,660)
Deferred compensation	333	207
Equity in income of joint venture	248	207
Changes in assets and liabilities:
Rent receivable	1,180	174
Hotel receivables	(334)	(1,138)
Deferred tax asset	(69)	(118)
Prepaid expenses and other assets	(2,755)	(1,498)
Mortgage loan premium amortization	(75)	—
Accounts payable and accrued expenses	(772)	(836)
Advance deposits	1,104	1,163
Accrued interest	142	(12)

Net cash flow provided by operating activities	2,614	854

Cash flows from investing activities:
Improvements and additions to hotel properties	(5,366)	(8,224)
Acquisition of hotel properties	(104,670)	—
Distributions from joint venture	—	378
Purchase of office furniture and equipment	—	(70)
Funding of restricted cash reserves	(3,677)	(1,400)
Proceeds from restricted cash reserves	14,061	8,261

Net cash flow used in investing activities	(99,652)	(1,055)

Cash flows from financing activities:
Borrowings under credit facilities	164,793	23,219
Repayments under credit facilities	(82,293)	(9,119)
Proceeds from mortgage loans	57,000	—
Repayments of mortgage loans	(62,859)	(420)
Mortgage loan premium	(1,870)	—
Payment of deferred financing costs	(915)	(5)
Proceeds from exercise of stock options	5,953	—
Distributions-preferred shares	(3,133)	(2,557)
Distributions-common shares	(5,174)	(6,697)
Payment of offering costs on common shares of beneficial interest	(22)	—

Net cash flow provided by financing activities	71,480	4,421

Net change in cash and cash equivalents	(25,558)	4,220
Cash and cash equivalents, beginning of period	34,761	6,521

Cash and cash equivalents, end of period	$9,203	$10,741

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

As of March 31, 2004, the Company owned interests in 18 hotels with approximately 6,200 suites/rooms located in 11 states and the District of Columbia. The Company owns 100% equity interests in 16 of the hotels, a controlling 95.1% interest in a partnership that owns one hotel and a non-controlling 9.9% equity interest in a joint venture that owns one hotel. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) base rent or (ii) participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 15 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 10). Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. The hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a non-controlling 9.9% equity interest (see Note 2).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of the operating partnership. The Company owned approximately 98.3% of the operating partnership at March 31, 2004. The remaining 1.7% is held by other limited partners who hold 424,686 limited partnership units. Limited partnership units are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared by management in accordance with the financial information and accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2003 audited financial statements included in the Company’s 2003 Annual Report on Form 10-K and present interim disclosures as required by the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements, in the opinion of management, include all adjustments, (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

A significant portion of the Company’s revenues and expenses comes from the operations of the individual hotels. The Company uses revenues and expenses that are estimated and projected by the hotel operators to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company uses actual revenue and expense amounts for the first two months of each quarter and revenue and expense estimates for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically these differences have not been material. The Company believes the aggregate estimate of quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are materially correct.

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price of assets to asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment and intangible assets. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and three to five years for furniture, fixtures and equipment. Furniture, fixtures and equipment under capital leases are carried at the present value of the minimum lease payments.

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

Intangible Assets

The Company has an intangible asset for rights to build in the future at the Lansdowne Resort, which has an indefinite useful life. The Company does not amortize intangible assets with indefinite useful lives. The non-amortizable intangible asset is reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively based on the remaining useful life of the intangible asset. The intangible asset for rights to build in the future is included in property under development in the accompanying consolidated balance sheets.

Investment in Joint Venture

Investment in joint venture represents the Company’s non-controlling 9.9% equity interest in each of (i) the joint venture that owns the Chicago Marriott Downtown and (ii) Chicago 540 Lessee, Inc., both of which are associated with the Chicago Marriott Downtown. The Carlyle Group owns a 90.1% controlling interest in both the joint venture that owns the Chicago Marriott Downtown and Chicago 540 Lessee, Inc. The Company accounts for its investment in joint venture using the equity method of accounting. The Company receives an annual preferred return in addition to its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. Marriott International, Inc. operates the Chicago Marriott Downtown pursuant to a long-term incentive-based operating agreement.

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

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities by the end of the reporting period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted Financial Accounting Standards Board Interpretation No. 46 effective January 1, 2004. Adoption had no material effect on the Company.

In May, 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of the statement for the first fiscal period beginning after December 15, 2003. Statement No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company adopted Financial Accounting Standards Board issued Statement No. 150 effective January 1, 2004. Adoption had no material effect on the Company.

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 share option and incentive plan. Accordingly, no compensation costs were recognized for stock options granted to the Company’s employees, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123 prospectively for all options granted to employees and members of the Board of Trustees. No options were granted during 2003 or 2004.

Options granted under the 1998 share option and incentive plan vest over three to four years, therefore the costs related to stock-based compensation for 2004 and 2003 are less than that which would have been recognized if the fair value based method had been applied to all grants since the original effective date of Statement No. 123. Had compensation cost for all of the options granted under the Company’s 1998 share option and incentive plan been determined in accordance with the method required by Statement No. 123, the Company’s net income and net income per common share for the three months ended March 31, 2004 and 2003 would approximate the pro forma amounts below (in thousands, except per share data).

	For the three months ended March 31,
	2004 Proforma	2003 Proforma
Net loss applicable to common shareholders	$(6,187)	$(6,312)
Stock-based employee compensation expense	(20)	(22)

Proforma net loss	$(6,207)	$(6,334)

Proforma net loss per common share:
basic (after dividends paid on unvested restricted shares)	$(0.26)	$(0.34)

diluted (before dividends paid on unvested restricted shares)	$(0.25)	$(0.34)

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

3. Discontinued Operations

Effective January 16, 2004, the Company entered into an exclusive listing agreement for the sale of its Omaha property. The Company believes that it can sell this suburban property and redeploy the capital into markets with better long-term fundamentals, thereby, improving the return on its invested capital. The asset was classified as held for sale at that time because the property is being actively marketed and sale is expected to occur within one year; accordingly depreciation was suspended. Based on initial pricing expectations the Company expects to recognize a gain on the sale, therefore no impairment has been recognized. Total revenues related to the asset of $3,167, comprised of primarily hotel operating revenues, and income before income tax benefit related to the asset of $478 for the three months ended March 31, 2004 are included in discontinued operations. Revenues and expenses for the three months ended March 31, 2003 have been reclassified to conform to the current presentation.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company allocated an immaterial amount of interest expense to discontinued operations for the three months ended March 31, 2004.

At March 31, 2004, the Company had $26,492 of assets held for sale or disposed of, net, relating to the Omaha property comprised of:

Investment in hotel properties, net	$25,594
Hotel receivables, net of allowance for doubtful accounts of $7	654
Prepaid expenses and other assets	244

Total assets held for sale or disposed of, net	$26,492

At March 31, 2004, the Company had $1,324 of liabilities of assets held for sale or disposed of relating to the Omaha property comprised of:

Accounts payable and accrued expenses	$1,309
Advance deposits	15

Total liabilities of assets held for sale or disposed of	$1,324

4. Acquisition of Hotel Properties

On February 10, 2004, the Company acquired a 100% interest in the Indianapolis Marriott Downtown, a 615-room, full-service hotel located in downtown Indianapolis, Indiana, for $106.0 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility, however, the Company entered into a mortgage agreement secured by the Indianapolis property in February 2004 (see Note 5). The property is leased to LHL, and White Lodging Services Corporation manages the property.

5. Long-Term Debt

Credit Facilities

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $215.0 million. The senior unsecured bank facility matures on December 31, 2006 and has a one-year extension option. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. As of March 31, 2004, the Company is in compliance with the financial covenants. Borrowings under the new senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three months ended March 31, 2004, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 3.4%. Interest expense for the three months ended March 31, 2004 was $530. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2004. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.25% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $94 for the three months ended March 31, 2004. At March 31, 2004 and December 31, 2003, the Company had $82.5 million and zero, respectively, outstanding borrowings under the senior unsecured bank facility.

LHL has a three-year $13.0 million unsecured revolving credit facility to be used for working capital and general corporate purposes. The LHL credit facility matures December 31, 2006. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the three months ended March 31, 2004 was 3.3%. Interest expense for the three months ended March 31, 2004 was $5. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.25% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of approximately $8 for the three months ended March 31, 2004. At both March 31, 2004 and December 31, 2003, the Company had no outstanding borrowings under the LHL credit facility.

Bonds Payable

The Company is the obligor with respect to $37.1 million tax-exempt special project revenue bonds and $5.4 million taxable special project revenue bonds, both issued by the Massachusetts Port Authority (collectively, the “MassPort Bonds”). The MassPort Bonds have a 17-year maturity, bear interest based on a weekly floating rate and have no principal reductions prior to their scheduled maturities. The MassPort Bonds may be redeemed at any time at the Company’s option without penalty. The bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007 and are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6.0 million letter of credit from the Company. If GE Capital Corporation fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found the Company may be required to pay off the bonds. The weighted average interest rate for the three months ended March 31, 2004 was 1.0%. Interest expense for the three months ended March 31, 2004 was $108. In addition to the interest payments, the Company incurs a 2.0% annual maintenance fee, which is included in amortization of deferred financing costs. At both March 31, 2004 and December 31, 2003, the Company had outstanding bonds payable of $42.5 million.

Mortgage Loans

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Sheraton Bloomington Hotel Minneapolis, located in Bloomington, Minnesota and the Westin City Center Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months ended March 31, 2004 was $878. The loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the two hotels that secure the loan. This mortgage loan had principal balances of $43,309 and $43,515 at March 31, 2004 and December 31, 2003, respectively.

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Le Montrose Suite Hotel located in West Hollywood, California. The mortgage loan bears interest at a fixed rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule. Interest expense for the three months ended March 31, 2004 was $290. The mortgage loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premium and real estate taxes on the Le Montrose Suite Hotel. This mortgage loan had a principal balance of $14,185 and $14,231 at March 31, 2004 and December 31, 2003.

The Company assumed a five-year mortgage loan of $62,845 secured by the Lansdowne Resort located in Lansdowne, Virginia when it acquired the property in June 2003. The mortgage loan had an interest rate floor of 7.5%. Interest expense for the three months ended March 31, 2004 was $457. The mortgage loan permitted prepayment beginning on February 11, 2004, and on February 11, 2004 the Company paid in full the $62,326 balance of the mortgage loan. Under the terms of the purchase agreement, upon prepayment the seller was entitled to the $5,019 debt service reserve, less any prepayment penalty. On February 12, 2004, the Company paid the seller $3,149 in cash representing the $5,019 debt service reserve escrow less a $1,870 prepayment penalty. The source of funding for the prepayment was the Company’s senior unsecured bank facility. At the time of acquisition, the Company recorded the mortgage at its fair value resulting in the Company recognizing a gain on the debt extinguishment of $70.

The Company, through a wholly owned partnership, is subject to a five-year mortgage that is secured by the San Diego Paradise Point Resort. The mortgage loan matures on February 1, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 5.25% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months ended March 31, 2004 was $861. The loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the hotel that secures the loan. This mortgage loan had a principal balance of $64,789 and $65,000 at March 31, 2004 and December 31, 2003.

On February 25, 2004, the Company, through LHO Indianapolis Hotel One L.L.C., entered into a three-year mortgage loan totaling $57,000 that is secured by the Indianapolis Marriott Downtown. The mortgage loan matures on February 9, 2007 and can be extended at the option of the Company for two additional one-year terms. The loan agreement does not allow for prepayment without penalty prior to February 25, 2006. The mortgage loan bears interest at the London InterBank Offered Rate plus 1.0%. As of March 31, 2004, the interest rate was 2.1%. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore fixes the mortgage interest rate at 3.56%. Monthly interest-only payments are due in arrears throughout the term. Interest expense for the three months ended March 31, 2004 was $116 for the mortgage secured by the Indianapolis property plus an additional $79 for the interest rate swap. The mortgage loan had a principal balance of $57,000 and zero at March 31, 2004 and December 31, 2003, respectively.

6. Commitments and Contingencies

Ground Leases

Four of the hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Sheraton Bloomington Hotel Minneapolis and Indianapolis Marriott Downtown, are subject to ground leases under non-cancelable operating leases with terms ranging out to May 2099. Total ground lease expense for the three months ended March 31, 2004 was $771.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $14,319 at March 31, 2004. The reserve requirements for five hotels, the hotels operated by Marriott International, Inc. and Hyatt Corporation, are contained in certain long-term operating agreements, which require the reserves for the hotels operated by Marriott International, Inc. and Hyatt Corporation to be maintained through furniture, fixtures and equipment restricted cash escrows. These five operating agreements require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. As of March 31, 2004, $3,411 was available in restricted cash reserves for future capital expenditures. Twelve of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of March 31, 2004, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $10,908. Amounts will be recorded as incurred. As of March 31, 2004, purchase orders and letters of commitment totaling approximately $17,444 have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

The joint venture operating agreement requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Restricted Cash Reserves

At March 31, 2004, the Company held $11,604 in restricted cash reserves. Included in such amounts are (i) $1,843 deposited in mortgage escrow accounts pursuant to mortgages to pre-fund a portion of certain hotel expenses, (ii) $3,411 of reserve funds relating to the hotels with operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (iii) $5,850 collateral for a surety bond related to the Litigation with Meridien Hotels, Inc. (see Litigation in this Note) and (iv) $500 for future renovations and conversion costs expected to be incurred because of the Bloomington, Minnesota property re-branding under the Sheraton brand affiliation.

Litigation

The Company has engaged Starwood Hotels & Resorts Worldwide, Inc. to manage and operate its Dallas hotel under the Westin brand affiliation. Meridien Hotels, Inc. (“Meridien”) affiliates had been operating the Dallas property as a wrongful holdover tenant, until the Westin brand conversion occurred on July 14, 2003 under court order.

On December 20, 2002, affiliates of Meridien abandoned the Company’s New Orleans hotel. The Company entered into a lease with a wholly owned subsidiary of LHL and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel. The New Orleans property thereafter was sold on April 21, 2003 for $92.5 million.

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million in connection with the New Orleans property, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which is secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute has been remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004. Meridien may petition to the Louisiana Supreme Court.

In 2002 the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The Company believes, however, it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. The contingent lease termination expense was therefore net of the holdover rent the Company believes it is entitled to for both properties and in the first, second and third quarters of 2003 the Company adjusted this liability by additional holdover rent of $395, $380 and $52, respectively, that it believes it is entitled to for the Dallas property. The contingent lease termination expense recognized in 2002 is comprised of (dollars in thousands):

Estimated arbitration award	$5,749
Legal fees related to litigation	2,610
Holdover rent due to Company	(4,844)
Expected reimbursement of legal fees	(995)

Net contingent lease termination expense	$2,520

The Company recorded an additional $0.8 million in holdover rent in 2003 that was recorded as other income in the accompanying consolidated financial statements. The net contingent lease termination liability has a balance of approximately $1.8 million as of March 31, 2004, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to seek reimbursement of legal fees and damages, which may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents will be collectible or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

7. Shareholders’ Equity

Common Shares of Beneficial Interest

On January 15, 2004, the Company paid its December 2003 monthly distribution of $0.07 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of December 31, 2003.

On January 15, 2004, the Company declared monthly cash distributions to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share of beneficial interest/unit for each of the months of January, February and March 2004.

On February 13, 2004, the Company paid its January 2004 monthly distribution of $0.07 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of January 31, 2004.

On March 15, 2004, the Company paid its February 2004 monthly distribution of $0.07 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of February 29, 2004.

On March 19, 2004, holders of rights to purchase common shares of beneficial interest exercised 90,000 of those rights. The Company issued 90,000 common shares of beneficial interest in exchange for the rights; the transaction resulted in 74,187 treasury shares to the Company.

During the three months ended March 31, 2004, executives and employees of the Company exercised 491,919 options to purchase common shares of beneficial interest. The Company issued 460,727 common shares of beneficial interest and re-issued 31,192 treasury shares.

Preferred Shares

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

Treasury Shares

Treasury shares are accounted for under the cost method. During the quarter ended March 31, 2004, the Company re-purchased 122,505 common shares of beneficial interest related to (i) executives and employees surrendering shares to pay taxes at the time restricted shares vested and (ii) holders of rights to purchase common shares of beneficial interest surrendering shares to pay the exercise price at the time of exercising their rights. The Company re-issued 48,318 treasury shares related to executives and employees exercising stock options and holders of rights to purchase common shares of beneficial interest exercising some rights.

Operating Partnership Units

As of March 31, 2004, the operating partnership had 424,686 units outstanding, representing a 1.7% partnership interest held by the limited partners.

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

At March 31, 2004, there were 276,022 common shares available for future grant under the 1998 share option and incentive plan.

9. Financial Instruments: Derivatives and Hedging

The Company uses interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore fixes the mortgage interest rate at 3.56%. As of March 31, 2004, there was $475 in unrealized losses included in accumulated other comprehensive loss, a component of shareholders’ equity. The hedge is effective in offsetting the variable cash flows; therefore no gain or loss was realized during the three months ended March 31, 2004.

The following table summarizes the notional value and fair value of the Company’s derivative financial instrument. The notional value at March 31, 2004 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At March 31, 2004:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$57,000	2.555%	2/9/07	$(475)

At March 31, 2004, the derivative instrument was reported at its fair value of $(475) and is included within accounts payable and accrued expenses in the accompanying consolidated financial statements.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income/loss or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses reported in accumulated other comprehensive income/loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. For the three months ended March 31, 2004, the Company reclassified $79 accumulated other comprehensive loss to earnings as interest expense in conjunction with any interest rate swaps.

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

10. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL:

	For the three months ended March 31,
	2004	2003
General and administrative	$5,198	$4,109
Sales and marketing	4,285	2,918
Repairs and maintenance	2,485	2,006
Utilities and insurance	2,444	1,778
Management and incentive fees	1,554	836
Other expenses	796	381

Total other indirect expenses	$16,762	$12,028

Effective March 16, 2004, LHL terminated its management agreement with Radisson Hotels and Resorts to manage the 565-room convention hotel in Bloomington, Minnesota. The hotel was re-flagged as the Sheraton Bloomington Hotel Minneapolis. Starwood Hotels and Resorts Worldwide, Inc. was selected to manage the property as a Sheraton, Starwood’s upscale brand.

As of March 31, 2004, LHL leases the following 15 hotels owned by the Company:

•	Marriott Seaview Resort

•	LaGuardia Airport Marriott

•	Omaha Marriott Hotel

•	Harborside Hyatt Conference Center & Hotel

•	Hotel Viking

•	Topaz Hotel

•	Hotel Rouge

•	Hotel Madera

•	Hotel Helix

•	Holiday Inn on the Hill

•	Sheraton Bloomington Hotel Minneapolis

•	Lansdowne Resort

•	Westin City Center Dallas

•	Hotel George

•	Indianapolis Marriott Downtown

All of the remaining hotels in which the Company owns an interest, excluding the joint venture that owns the Chicago Marriott Downtown, are leased directly to affiliates of the current hotel operators of those respective hotels.

11. Income Taxes

Income tax benefit of $2,880 is comprised of state and local tax expense of $69 on the operating partnership’s income and federal, state and local tax benefit of $2,949 on LHL’s loss of $7,202 before income tax benefit.

The components of the LHL income tax benefit were as follows:

	For the three months ended March 31,
	2004	2003
Federal:
Current	$—	$—
Deferred	2,189	2,062
State and local:
Current	—	—
Deferred	760	614

Total income tax benefit	$2,949	$2,676

For the three months ended March 31, 2004, LHL recorded an income tax benefit of $2,949 that is included in the accompanying consolidated financial statements. The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of March 31, 2004, the Company had a deferred tax asset of $13,373 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 thru 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. Reversal of deferred tax asset in the subsequent year cannot be reasonably estimated.

12. Earnings Per Common Share

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

	For the three months ended March 31,
	2004	2003
Numerator:
Net loss applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$(6,683)	$(7,432)
Discontinued operations	496	1,120

Net loss applicable to common shareholders before dividends paid on unvested restricted shares	(6,187)	(6,312)
Dividends paid on unvested restricted shares	(54)	(46)

Net loss applicable to common shareholders, after dividends paid on unvested restricted shares	$(6,241)	$(6,358)

Denominator:
Weighted average number of common shares - basic	24,045,610	18,483,506
Effect of dilutive securities:
Unvested restricted shares	263,199	227,870
Common stock options	420,463	126,633

Weighted average number of common shares - diluted	24,729,272	18,838,009

Basic Earnings Per Common Share:
Net loss applicable to common shareholders per weighted average common share before discontinued operations and after dividends paid on unvested restricted shares	$(0.28)	$(0.40)
Discontinued operations	0.02	0.06

Net loss applicable to common shareholders per weighted average common share, after dividends paid on unvested restricted shares	$(0.26)	$(0.34)

Diluted Earnings Per Common Share:
Net loss applicable to common shareholders per weighted average common share before discontinued operations	$(0.27)	$(0.39)
Discontinued operations	0.02	0.05

Net loss applicable to common shareholders per weighted average common share	$(0.25)	$(0.34)

13. Comprehensive Loss

For the three months ended March 31, 2004, comprehensive loss was $6,662. As of March 31, 2004 and December 31, 2003 the Company’s accumulated other comprehensive loss was $475 and zero, respectively. The change in accumulated other comprehensive loss was entirely due to the Company’s unrealized losses on its interest rate derivative. For the three months ended March 31, 2004, the Company reclassified $79 of accumulated other comprehensive loss to earnings as interest expense. Within the next twelve months the Company expects to reclassify $723 of the amount held in accumulated other comprehensive loss to earnings as interest expense.

14. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2004	2003
Interest paid, net of capitalized interest	$3,148	$3,877

Interest capitalized	$138	$10

Distributions payable (common shares)	$1,752	$1,340

Distributions payable (preferred shares)	$3,133	$2,557

Issuance of common shares for board of trustees compensation	$24	$36

Repurchase of common shares (treasury shares)	$(2,230)	$—

Issuance of common shares from treasury	285	—

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$106,052	$—
Mortgage loan assumed		—
Other assets	555	—
Liabilities	(1,937)	—

Acquisition of hotel properties	$104,670	$—

15. Pro Forma Financial Information

The following condensed pro forma financial information is presented as if the Indianapolis Marriott Downtown acquisition had been consummated and leased as of January 1, 2003.

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisition had been consummated and the hotel had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the three months ended March 31,
	2004	2003
Total revenues	$54,192	$40,111
Net loss applicable to common shareholders of beneficial interest	$(6,980)	$(6,170)
Net loss applicable to common shareholders of beneficial interest per weighted average common share
basic (after dividends paid on unvested restricted shares)	$(0.29)	$(0.33)
diluted (after dividends paid on unvested restricted shares)	$(0.28)	$(0.33)
Weighted average number of common shares outstanding
basic	24,045,610	18,483,506
diluted	24,729,272	18,838,009

16. Subsequent Events

On April 2, 2004, holders of rights to purchase common shares of beneficial interest exercised 290,471 of those rights. The Company issued 216,284 common shares of beneficial interest and re-issued 74,187 treasury shares in exchange for the rights.

On April 6, 2004, the joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest, refinanced its existing two mortgage loans with an aggregate amount of $120.0 million with a new mortgage loan for $140.0 million. The new mortgage loan has a two-year term, expires in April 2006, and can be extended at the option of the joint venture for three additional one-year terms. The mortgage bears interest at the London InterBank Offered Rate plus 2.25%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 7.25%, effectively limiting the rate on the mortgages to 9.5%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures the mortgage. The Company’s pro rata share of the loan is approximately $13,860 and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for this mortgage. Upon refinancing, the Company received approximately $1,822 in cash representing its prorated share of the net new proceeds.

On April 12, 2004, holders of rights to purchase common shares of beneficial interest exercised 467,237 of those rights. The Company issued 467,237 common shares of beneficial interest; the transaction resulted in 360,293 treasury shares to the Company.

On April 15, 2004, the Company declared monthly cash distributions to shareholders of the Company and partners of the operating partnership in the amount of $0.07 per common share of beneficial interest/unit for each of the months of April, May and June 2004.

On April 15, 2004, the Company paid its March 2004 monthly distribution of $0.07 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of March 31, 2004.

On April 15, 2004, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended March 31, 2004 to preferred shareholders of record at the close of business on April 1, 2004.

On April 15, 2004, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended March 31, 2004 to preferred shareholders of record at the close of business on April 1, 2004.

Effective April 20, 2004, the Company entered into purchase and sale agreement to sell its Omaha property. The asset had been classified as held for sale effective January 16, 2004, when the Company entered into an exclusive listing agreement to sell the property, and accordingly depreciation was suspended at that time. Based on the estimated net sale proceeds, the Company expects to recognize a gain at the time of sale; therefore, no impairment of the asset has been recorded.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 of this report.

Forward-Looking Statements

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risk factors discussed in the Company’s Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

The first quarter was an improving quarter for the travel industry, the lodging business and the Company. Travel, in general, was positively affected by a number of factors including the improving economy. The Company’s revenues come primarily from hotel operating revenues from its hotels. Hotel operating revenues include room revenue, food and beverage revenue and other ancillary revenue such as golf revenue at our two golf resorts and telephone and parking revenue.

For the first quarter of 2004, the Company had a net loss of $6.2 million, or $0.25 per diluted share. Funds from Operations (“FFO”) was $3.2 million, or $0.13 per diluted share/unit and earnings before interest, taxes, depreciation and amortization (“EBITDA”) was $7.4 million. Room revenue per available room (“RevPAR”) was $82.75. Management considers RevPAR and EBITDA to be key measures of the individual hotels’ performance. RevPAR for the total portfolio increased 7.3% for the quarter. The RevPAR increase is attributable to an Average Daily Rate (“ADR”) increase of 0.2% to $133.91, and an occupancy improvement of 7.1% to 61.8% percent. EBITDA for the entire portfolio remained substantially the same for the quarter.

The Company continuously uses these measures to evaluate each hotel’s contribution toward reaching its goal of maintaining a reliable stream of income and moderate growth to shareholders. The Company invests in capital improvements throughout the portfolio to continue to positively impact the competitiveness of its hotels and positively impact their financial performance. The Company actively seeks to acquire new hotel properties that meet its investment criteria. However, because of the high level of competitive capital resources and a relatively limited number of hotels on the market, there continues to be relatively few hotels priced to provide the Company the returns it requires.

Critical Accounting Estimates

Estimate of Hotel Revenues and Expenses

A significant portion of the Company’s revenues and expenses comes from the operations of the individual hotels. The Company uses revenues and expenses that are estimated and projected by the hotel operators to produce quarterly financial statements since the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing with the SEC by the filing deadline prescribed by the SEC. Generally, the Company uses actual revenue and expense amounts for the first two months of each quarter and revenue and expense estimates for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically these differences have not been material. The Company believes the aggregate estimate of quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are materially correct. An estimated contingent lease liability related to the Company’s litigation with Meridien Hotels, Inc. is reported in accounts payable and accrued expenses in the accompanying consolidated financial statements.

The Company’s management has discussed the policy of using estimated hotel operating revenues and expenses with its audit committee of its Board of Trustees. The audit committee has reviewed the Company’s disclosure relating to the estimates in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations section.

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (15 hotels), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $22.2 million, from $25.0 million in 2003 to $47.2 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$6.6 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$5.9 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$4.4 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July 2003; and

•	$1.8 million increase from the Hotel George, which was purchased in September 2003.

The remaining change is an increase of $3.5 million, or 14.0%, and is attributable to a 16.5% increase in RevPAR for our other properties leased to LHL. While ADR was up slightly, the increase in RevPAR is primarily attributable to higher occupancies from stronger corporate travel.

Overall, travel levels improved in the first quarter, when the industry benefited from continued relatively strong leisure demand and significant increases in demand from business travelers. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth this quarter, with occupancies up an average of 4.0% in the quarter. While demand improved during the quarter, continuing to reflect the early stage of an industry recovery, increasing and/or maintaining room rates remains a challenge. Both the leisure traveler and the business traveler, group and transient, continue to be price sensitive, utilizing an aggressive negotiation posture and internet sites to shop for the lowest rates. Additionally, the business is more competitive now because transient guests tend to book their rooms closer to their time of stay than in the past, and transient rooms get priced lower than they otherwise would have. Despite these rate challenges, many of the Company’s hotels experienced ADR increases during the quarter, especially at the urban-oriented hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) decreased $1.4 million from $5.0 million in 2003 to $3.6 million in 2004. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. This decrease includes amounts that are not comparable year-over-year as follows:

•	$0.8 million decrease from the Westin City Center Dallas, which lease was transferred to LHL in July 2003.

The remaining change is a decrease of $0.6 million, or 12.0%, and is a result of a decrease in RevPAR at the hotels leased to third party lessees. The lower RevPAR resulted from decreased ADR from weak group and leisure demand and the difficult comparison to last year’s first quarter which included the significant benefits of the Super Bowl.

Hotel operating expenses

Hotel operating expenses increased approximately $16.2 million from $22.0 million in 2003 to $38.2 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$5.7 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$3.8 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$3.2 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July 2003; and

•	$1.1 million increase from the Hotel George, which was purchased in September 2003.

The remaining change is an increase of $2.4 million, or 14.8%, a result of higher occupancies at the hotels as well as above inflation increases in payroll and related employee costs and benefits, sales and marketing, insurance and energy costs.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $1.2 million from $7.8 million in 2003 to $9.0 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.9. million from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$0.8 million from the Lansdowne Resort, which was purchased in June 2003; and

•	$0.2 million from the Hotel George, which was purchased in September 2003.

The remaining change is a decrease of $0.7 million because certain assets were fully depreciated during 2003 and the first quarter of 2004.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $0.6 million from $2.9 million in 2003 to $3.5 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.3 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$0.2 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004; and

•	$0.1 million increase from the Hotel George, which was purchased in September 2003.

The remaining real estate taxes, personal property taxes, insurance and ground rent remained approximately equivalent for the first quarter 2004 compared to the first quarter 2003.

General and administrative expenses

General and administrative expense increased approximately $0.2 million from $1.9 million in 2003 to $2.1 million in 2004 primarily as a result of increases in audit fees and payroll related expenses to executives and employees.

Interest expense

Interest expense increased by approximately $0.6 million from $2.7 million in 2003 to $3.3 million in 2004 due to an increase in the Company’s weighted average debt outstanding offset by a decrease in the weighted average interest rate and an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $211.9 million in 2003 to $234.4 million in 2004, which includes (i) assumption of a $65.2 million mortgage loan (including a $2.4 million mortgage premium) in conjunction with the purchase of the Lansdowne Resort in June 2003, (ii) additional borrowings for renovations of the Hotel Madera, Hotel Helix, Holiday Inn on the Hill and Hotel Viking early in 2003, (iii) additional borrowings under the Company’s bank facility to finance other capital improvements during 2003, (iv) additional borrowings to purchase the Hotel George in September 2003, and (v) additional borrowings to purchase the Indianapolis Marriott Downtown in February 2004, offset by: (vi) a $29.1 million pay down in June 2003 on the Company’s bank facility with proceeds from the June 2003 common stock offering and (vii) a $32.0 million net pay down in September 2003 on the Company’s bank facility with proceeds from the September 2003 Series B Preferred Share offering, (viii) $50.0 million net pay down on the Company’s bank facility with proceeds from the November 2003 common stock offering, and (ix) pay-off of the mortgage secured by the Lansdowne Resort in February 2004 and (x) additional pay downs on the Company’s bank facility with operating cash flows. The Company’s weighted average interest rate related to continuing operations decreased from 5.1% in 2003 to 4.7% in 2004. Capitalized interest increased by approximately $0.1 million from an immaterial amount in 2003 to over $0.1 million in 2004.

Income taxes

Income tax benefit increased approximately $0.2 million from $2.7 million in 2003 to $2.9 million in 2004. For the three months ended March 31, 2004, the REIT incurred state and local income tax expense of less than $0.1 million. LHL’s net loss before income tax benefit increased by approximately $0.5 million from $6.7 million in 2003 to $7.2 million in 2004. Accordingly, for the three months ended March 31, 2004, LHL recorded a federal income tax benefit of approximately $2.2 million (using an estimated tax rate of 30.8%) and a state and local tax benefit of approximately $0.8 million (using an estimated tax rate of 10.7%). The portion of LHL’s income tax benefit relating to the Omaha property, the New Orleans property and the Key West property has been reclassified to discontinued operations. The following table summarizes the change in income tax benefit (dollars in thousands):

	For the three months ended March 31,
	2004	2003
REIT state and local income tax expense	$69	$16
LHL federal, state and local income tax benefit	(2,189)	(2,776)
LHL state and local income tax expense (benefit)	(760)	100

Total income tax benefit	(2,880)	(2,660)

Less: LHL federal, state and local income tax benefit related to discontinued operations	18	3

Total continuing operations income tax benefit	$(2,862)	$(2,657)

As of March 31, 2004, the Company had a deferred tax asset of $13,373 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 thru 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. The deferred tax asset is classified as non-current because the reversal in the subsequent year cannot be reasonably estimated.

Minority interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At March 31, 2004, the aggregate partnership interest held by the limited partners in the operating partnership was approximately 1.72%. The following table summarizes the change in minority interest (dollars in thousands):

	For the three months ended March 31,
	2004	2003
Net loss before minority interest	$(3,107)	$(3,840)
Weighted average minority interest percentage at March 31	1.72%	2.22%
Minority interest	(53)	(85)
Less: minority interest related to discontinued operations	(9)	(26)

Total continuing operations minority interest	$(62)	$(111)

Discontinued operations

Net income from discontinued operations is a result of the Omaha property being held for sale and the sale of the New Orleans property and the Holiday Inn Beachside Resort property in April 2003 and July 2003, respectively. Net income from discontinued operations decreased by approximately $0.6 million from $1.1 million in 2003 to $0.5 million in 2004. The following table summarizes net income from discontinued operations from 2004 and 2003 (dollars in thousands):

	For the three months ended March 31,
	2004	2003
Net lease income from Omaha property	$530	$119
Net operating loss from Omaha property	(43)	(69)
Net lease income from New Orleans property	—	544
Net operating income from New Orleans property	—	162
Net lease income from Key West property	—	487
Net operating loss from Key West property	—	(100)
Minority interest expense related to Omaha property	(9)	(2)
Minority interest expense related to New Orleans property	—	(14)
Minority interest expense related to Key West property	—	(10)
Income tax benefit related to Omaha property	18	29
Income tax expense related to New Orleans property	—	(68)
Income tax benefit related to Key West property	—	42

Net income from discontinued operations	$496	$1,120

Distributions to preferred shareholders

Distributions to preferred shareholders increased $0.5 million from $2.6 million in 2003 to $3.1 million in 2004. The Series B Preferred Shares were issued on September 30, 2003. Distributions were paid for the Series B Preferred Shares for the entire first quarter of 2004, but there were no Series B Preferred Shares distributions in the first quarter of 2003. Distributions on the Series A Preferred Shares were paid for the entire first quarter of 2004 and 2003.

Non-GAAP Financial Measures

Funds From Operations

The Company considers the non-GAAP measure of funds from operations (“FFO”) to be a key supplemental measure of the Company’s performance and should be considered along with, but not as alternatives to, net income as a measure of the Company’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measurements of performance to be helpful in evaluating a real estate company’s operations. The Company believes that excluding the effect of gains or losses from debt restructuring, extraordinary items, real estate-related depreciation and amortization, and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of limited significance in evaluating current performance, can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. However, FFO may not be helpful when comparing the Company to non-REITs.

The White Paper on FFO approved by NAREIT in April 2002 defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring, sales of properties and items classified by GAAP as extraordinary, plus real estate-related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.

FFO does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income, cash flow from operations or any other operating performance measure prescribed by GAAP. FFO is not a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. FFO does not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or evaluation of the Company’s operating performance.

The following is a reconciliation between net loss applicable to common shareholders and FFO for the three months ended March 31, 2004 and 2003 (dollars in thousands, except share data):

	For the three months ended March 31,
	2004	2003
Funds From Operations (FFO):
Net loss applicable to common shareholders	$(6,187)	$(6,312)
Depreciation	9,132	8,565
Equity in depreciation of joint venture	263	249
Amortization of deferred lease costs	11	8
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(62)	(111)
Minority interest in discontinued operations	9	26

FFO	$3,166	$2,425

Weighted average number of common shares and units outstanding:
Basic	24,470,296	18,908,192
Diluted	25,153,958	19,262,695

EBITDA

The Company considers the non-GAAP measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to be a key measure of the Company’s performance and should be considered along with, but not as an alternative to, net income as a measure of the Company’s operating performance. Most industry investors consider EBITDA a measurement of performance that is helpful in evaluating a REIT’s operations. The Company believes that excluding the effect of non-operating expenses and non-cash charges, and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of limited significance in evaluating current performance, can help eliminate the accounting effects of depreciation and amortization, and financing decisions and facilitate comparisons of core operating profitability between periods and between REITs, even though EBITDA does not represent an amount that accrues directly to common shareholders.

EBITDA does not represent cash generated from operating activities determined by GAAP and should not be considered as an alternative to net income, cash flow from operations or any other operating performance measure prescribed by GAAP. EBITDA is not a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. EBITDA does not reflect cash expenditures for long-term assets and other items that have been and will be incurred. EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of the excluded items to the extent they are material to operating decisions or evaluation of the Company’s operating performance.

The following is a reconciliation between net loss applicable to common shareholders and EBITDA for the three months ended March 31, 2004 and 2003 (dollars in thousands, except share data):

	For the three months ended March 31,
	2004	2003
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net loss applicable to common shareholders	$(6,187)	$(6,312)
Interest	3,290	3,865
Equity in interest expense of joint venture	147	146
Income tax benefit:
Income tax benefit	(2,862)	(2,657)
Income tax benefit from discontinued operations	(18)	(3)
Depreciation and other amortization	9,158	8,587
Equity in depreciation/amortization of joint venture	291	276
Amortization of deferred financing costs	511	618
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(62)	(111)
Minority interest in discontinued operations	9	26
Distributions to preferred shareholders	3,133	2,557

EBITDA	$7,410	$6,992

Off-Balance Sheet Arrangements

The Company is a party to a joint venture arrangement with The Carlyle Group, an institutional investor that owns the 1,192-room Chicago Marriott Downtown in Chicago, Illinois. The Company owns a non-controlling 9.9% equity interest in the joint venture that owns the Chicago Marriott Downtown. The Company receives an annual preferred return in addition to its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. The Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc., in which the Company also owns a non-controlling 9.9% equity interest. The Carlyle Group owns a 90.1% controlling interest in both the joint venture that owns the Chicago Marriott Downtown and Chicago 540 Lessee, Inc. Marriott International, Inc. operates the Chicago Marriott Downtown pursuant to a long-term incentive-based operating agreement. As the controlling owner, The Carlyle Group may elect to dispose of the Chicago Marriott Downtown without the Company’s consent. The Company accounts for its non-controlling 9.9% equity interest in each of the joint venture that owns the Chicago Marriott Downtown and Chicago 540 Lessee, Inc. under the equity method of accounting.

The joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest is subject to two mortgage loans for an aggregate amount of $120.0 million. The mortgage loans have two-year terms, expire in July 2004, and can be extended at the option of the joint venture for three additional one-year terms. The mortgages bear interest at the greater of (i) the London InterBank Offered Rate plus 2.4% or (ii) 4.9%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 8.1%, effectively limiting the rate on the mortgages to 10.5%. As of March 31, 2004, the interest rate was 4.9%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures these mortgages. The Company’s pro rata share of the loans in aggregate is approximately $11.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for these mortgages.

On April 6, 2004, the joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest, refinanced its existing two mortgage loans with an aggregate amount of $120.0 million with a new mortgage loan for an aggregate amount of $140.0 million. The new mortgage loan has a two-year term, expires in April 2006, and can be extended at the option of the joint venture for three additional one-year terms. The mortgage bears interest at the London InterBank Offered Rate plus 2.25%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 7.25%, effectively limiting the rate on the mortgage to 9.5%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures the mortgage. The Company’s pro rata share of the loan is approximately $13.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for this mortgage. Upon refinancing, the Company received approximately $1.8 million in cash representing its prorated share of the proceeds.

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $14.3 million at March 31, 2004. Five of the operating agreements require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. As of March 31, 2004, $3.4 million was available in restricted cash reserves for future capital expenditures. Twelve of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of March 31, 2004, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $10.9 million. Amounts will be recorded as incurred. As of March 31, 2004, purchase orders and letters of commitment totaling approximately $17.4 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of hotel operating cash flow distributed by LHL and the operating partnership’s cash flow from the participating leases. The partnership agreement for the operating partnership provides that distributions of available cash “shall be distributed” at least quarterly. Available cash is generally defined as net income plus any reduction in reserves and minus interest and principal payments on debt, capital expenditures, and additions to reserves and other adjustments. The Company’s senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions (see below). There are currently no other contractual or other arrangements limiting payment of distributions by the operating partnership. Similarly, LHL is a wholly owned subsidiary of the operating partnership. Payments to the operating partnership are required pursuant to the terms of the lease agreements between LHL and the operating partnership relating to the properties owned by the operating partnership and leased by LHL. Except for the security deposits required under the participating leases for the two hotels not leased by LHL, the lessees’ obligations under the participating leases are unsecured and the lessees’ abilities to make rent payments to the operating partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, is dependent on the lessees’ abilities to generate sufficient cash flow from the operations of the hotels.

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $215.0 million. The senior unsecured bank facility matures on December 31, 2006 and has a one-year extension option. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis.

Borrowings under the senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three months ended March 31, 2004, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 3.4%. Interest expense for the three months ended March 31, 2004 was $0.5 million. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2004. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.25% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $0.1 million for the three months ended March 31, 2004. At March 31, 2004 and December 31, 2003, the Company had outstanding borrowings of $82.5 million and zero, respectively, against the senior unsecured bank facility.

The Company is the obligor with respect to $37.1 million tax-exempt special project revenue bonds and $5.4 million taxable special project revenue bonds, both issued by the Massachusetts Port Authority (collectively, the “MassPort Bonds”). The MassPort Bonds have a 17-year maturity, bear interest based on a weekly floating rate and have no principal reductions prior to their scheduled maturities. For the three months ended March 31, 2004, the weighted average interest rate on the MassPort bonds was 1.0%. The MassPort Bonds may be redeemed at any time at the Company’s option without penalty. The bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007 and are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6.0 million letter of credit from the Company. If GE Capital Corporation fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay-off the bonds. Interest expense for the three months ended March 31, 2004 was $0.1 million. At both March 31, 2004 and December 31, 2003, the Company had outstanding bonds payable of $42.5 million.

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Sheraton Bloomington Hotel Minneapolis, located in Bloomington, Minnesota and the Westin City Center Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months ended March 31, 2004 was $0.9 million. The loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the two hotels that secure the loan. Interest expense for the three months ended March 31, 2004 was $0.9 million. The principal balance of this mortgage loan was $43.3 million and $43.5 million at March 31, 2004 and December 31, 2003, respectively.

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Le Montrose Suite Hotel located in West Hollywood, California. This loan is subject to a fixed interest rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule. Interest expense for the three months ended March 31, 2004 was $0.3 million. The mortgage loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premium and real estate taxes on the Le Montrose Suite Hotel. The principal balance of this mortgage loan was $14.2 million at both March 31, 2004 and December 31, 2003.

The Company, through a wholly owned partnership, is subject to a five-year mortgage loan that is secured by the San Diego Paradise Point Resort. The mortgage loan matures on February 9, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 5.25% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months ended March 31, 2004 was $0.9 million. The loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the hotel that secures the loan. The principal balance of this mortgage loan was $64.8 million and $65.0 million at March 31, 2004 and December 31, 2003, respectively.

The Company, through LHO Indianapolis Hotel One, L.L.C., is subject to a three-year mortgage loan that is secured by the Indianapolis Marriott Downtown. The mortgage loan matures on February 9, 2007 and can be extended at the option of the Company for two additional one-year terms. The mortgage does not allow for prepayment without penalty prior to February 25, 2006. The mortgage bears interest at the London InterBank Offered Rate plus 1.0%. As of March

31, 2004, the interest rate was 2.1%. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57.0 million balance outstanding on this mortgage loan, and therefore fixes the mortgage interest rate at 3.56% (see Note 9 to the Company’s consolidated financial statements). Monthly interest-only payments are due in arrears throughout the term. Interest expense for the three months ended March 31, 2004 was $0.2 million. The principal balance of this mortgage loan was $57.0 million and zero at March 31, 2004 and December 31, 2003, respectively.

LHL has a three-year $13.0 million unsecured revolving credit facility to be used for working capital and general corporate purposes. The LHL credit facility matures December 31, 2006. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the three months ended March 31, 2004 was 3.3%. Interest expense for the three months ended March 31, 2004 was an immaterial amount. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, and currently set at 0.25% of the unused portion of the LHL credit facility. LHL incurred an immaterial unused commitment fee for the three months ended March 31, 2004. At both March 31, 2004 and December 31, 2003, the Company had no outstanding borrowings against the LHL credit facility.

At March 31, 2004, the Company had approximately $9.2 million of cash and cash equivalents and approximately $11.6 million of restricted cash reserves.

Net cash provided by operating activities was approximately $0.7 million for the three months ended March 31, 2004 primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $99.7 million for the three months ended March 31, 2004 primarily due to the purchase of the Indianapolis Marriott Downtown, outflows for improvements and additions at the hotels, and the funding of restricted cash reserves, offset by proceeds from restricted cash reserves.

Net cash provided by financing activities was approximately $73.4 million for the three months ended March 31, 2004, comprised of borrowings under the senior unsecured bank facility, proceeds from mortgage loans and proceeds from the exercise of stock options, offset by repayments of borrowings under the senior unsecured bank facility, payment of the December 2003 through February 2004 distributions to the common shareholders and unitholders and payments of the fourth quarter 2003 distributions to preferred shareholders and mortgage loan repayments.

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

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $14.3 million at March 31, 2004. Five of the operating agreements require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. As of March 31, 2004, $3.4 million was available in restricted cash reserves for future capital expenditures. Twelve of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of March 31, 2004, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $10.9 million. Amounts will be recorded as incurred. As of March 31, 2004, purchase orders and letters of commitment totaling approximately $17.4 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

The joint venture operating agreement requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and, therefore, the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three months ended March 31, 2004 and 2003, respectively.

	For the three months ended March 31,
	2004	2003	Variance
Total Portfolio
Occupancy	61.8%	57.7%	7.1%
ADR	$133.91	$133.67	0.2%
RevPAR	$82.75	$77.14	7.3%

Inflation

The Company’s revenues come primarily from its pro rata share of the operating partnership’s cash flow from the participating leases and the LHL hotel operating revenues, thus the Company’s revenues will vary based on changes in the underlying hotels’ revenues. Therefore, the Company relies entirely on the performance of the hotels and the lessees’ abilities to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the lessees’ and hotel operators’ abilities to raise rates faster than inflation or even at the same rate, as has been the case for the period from the second quarter of 2001 through the first quarter of 2004.

The Company’s expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and LHL hotel operating expenses) are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for energy, liability insurance, property tax rates, employee benefits, and some wages, which are expected to increase at rates higher than inflation, and except for instances in which the properties are subject to periodic real estate tax reassessments.

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

Litigation

The Company has engaged Starwood Hotels & Resorts Worldwide, Inc. to manage and operate its Dallas hotel under the Westin brand affiliation. Meridien Hotels, Inc. (“Meridien”) affiliates had been operating the Dallas property as a wrongful holdover tenant, until the Westin brand conversion occurred on July 14, 2003 under court order.

On December 20, 2002, affiliates of Meridien abandoned the Company’s New Orleans hotel. The Company entered into a lease with a wholly owned subsidiary of LHL and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel. The New Orleans property thereafter was sold on April 21, 2003 for $92.5 million.

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million in connection with the New Orleans property, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which is secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute has been remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004. Meridien may petition to the Louisiana Supreme Court.

In 2002 the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The Company believes, however, it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. The contingent lease termination expense was therefore net of the holdover rent the Company believes it is entitled to for both properties and in the first, second and third quarters of 2003 the Company adjusted this liability by additional holdover rent of $0.4 million, $0.4 million and $0.1 million, respectively, that it believes it is entitled to for the Dallas property. The contingent lease termination expense recognized in 2002 is comprised of (dollars in thousands):

Estimated arbitration award	$5,749
Legal fees related to litigation	2,610
Holdover rent due to Company	(4,844)
Expected reimbursement of legal fees	(995)

Net contingent lease termination expense	$2,520

The Company recorded an additional $0.8 million in holdover rent in 2003 that was recorded as other income in the consolidated financial statements. The net contingent lease termination liability has a balance of approximately $1.8 million as of March 31, 2004, which is included in accounts payable and accrued expenses in the consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to seek reimbursement of legal fees and damages, which may exceed or otherwise may be used to offset any amounts potentially owed Meridien, and therefore ultimately may offset or reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents will be collectible or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

The Company is exposed to market risk from changes in interest rates. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company borrows at a combination of fixed and variable rates. As of March 31, 2004, approximately $136.9 million of aggregate indebtedness (43.3% of total indebtedness), including the Company’s $11.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel, was subject to variable interest rates.

At March 31, 2004, the Company had $82.5 million outstanding under the senior unsecured bank facility. Borrowings under the senior unsecured bank facility bear interest at variable market rates. The weighted average interest rate under the facility for the three months ended March 31, 2004 was 3.4%. A 0.25% annualized change in interest rates would have changed interest expense by less than $0.1 million for the three months ended March 31, 2004. This change is based on the weighted average borrowings under the senior unsecured bank facility for the three months ended March 31, 2004 of $60.9 million.

At March 31, 2004, the Company had no outstanding borrowings under the LHL credit facility. Borrowings under the LHL credit facility bear interest at variable market rates. The weighted average interest rate under the facility for the three months ended March 31, 2004 was approximately 3.3%. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the three months ended March 31, 2004. This change is based on the weighted average borrowings under the LHL credit facility for the three months ended March 31, 2004 of $0.6 million.

At March 31, 2004, the Company had outstanding bonds payable of $42.5 million. The bonds bear interest based on weekly floating rates and have no principal reductions for the life of the bonds. The weighted average interest rate for the three months ended March 31, 2004 was 1.0%. A 0.25% annualized change in interest rates would have changed interest expense by less than $0.1 million for the three months ended March 31, 2004. This change is based on the weighted average borrowings under the bonds for the three months ended March 31, 2004 of $42.5 million.

At March 31, 2004, the mortgage loan that is collateralized by the Sheraton Bloomington Hotel Minneapolis and the Westin City Center Dallas had a balance of $43.3 million. At March 31, 2004, the carrying value of this mortgage loan approximated its fair value as the interest rate associated with the borrowing approximated current market rates available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule.

At March 31, 2004, the mortgage loan that is collateralized by the Le Montrose Suite Hotel located in West Hollywood, California had a balance of $14.2 million. At March 31, 2004, the carrying value of this mortgage approximated its fair value as the interest rate associated with the borrowing approximated current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule.

At March 31, 2004, the mortgage loan that is collateralized by the San Diego Paradise Point Resort had a principal balance of $64.8 million. At March 31, 2004, the carrying value of this mortgage approximated its fair value as the interest rate associated with the borrowing approximated the current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 5.25%, matures on February 1, 2009, and requires interest and principal payments based on a 25-year amortization schedule.

At March 31, 2004, the mortgage loan that is collateralized by the Indianapolis Marriott Downtown had a principal balance of $57.0 million. This mortgage loan bears interest at a floating rate that is reset monthly. However, the Company is party to a fixed interest rate swap agreement that fixes the London InterBank Offered rate at 2.56% for the $57.0 million balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore fixes the mortgage interest rate at 3.56%. At March 31, 2004, the carrying value of the mortgage loan approximated its fair value as the interest rate associated with the borrowings approximated the current market rate available for similar borrowing arrangements. This loan matures on February 9, 2007, can be extended at the option of the Company for two additional one-year terms and requires interest-only payments monthly throughout the term of the loan.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2004. There were no changes to the Company’s internal controls over financial reporting during the first quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings.

Neither the Company nor LaSalle Hotel Operating Partnership, L.P. is currently involved in any litigation of which the ultimate resolution, in the opinion of the Company, is expected to have a material adverse effect on the financial position, operations or liquidity of the Company and the operating partnership.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certifications Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The Company filed six current reports on Form 8-K during the quarter ended March 31, 2004. Information regarding items reported is as follows:

Date	Items Reported On
February 10, 2004	Item 2 – Acquisition or Disposition of Assets
Item 7 – Financial Statements, Proforma Financial Information and Exhibits
Item 9 – Regulation FD Disclosure
On February 10, 2004, the Company issued a press release announcing the acquisition of the Indianapolis Marriott Downtown.

February 11, 2004	Item 7 – Financial Statements, Proforma Financial Information and Exhibits
Item 9 – Regulation FD Disclosure
On February 10, 2004, the Company issued a press release providing anticipated earnings for 2003 and its outlook for 2004. The Company announced it will report financial results for the fourth quarter and full year 2003 after the market closes on February 18, 2004. The Company will conduct its quarterly conference call on February 19, 2004 at 10:00 am.

February 11, 2004	Item 7 – Financial Statements, Proforma Financial Information and Exhibits
Item 9 – Regulation FD Disclosure
On February 10, 2004, the Company issued a press release announcing that the Radisson Hotel South and Plaza Tower in

Bloomington, Minnesota will be reflagged as the Sheraton Bloomington and will undergo a $10.5 million renovation.

February 19, 2004	Item 7 – Financial Statements, Proforma Financial Information and Exhibits
Item 12 – Results of Operations and Financial Condition
On February 18, 2004, the Company issued a press release announcing its results for the quarter and year ended December 31, 2003 and its outlook for 2004.

February 27, 2004	Item 7 – Financial Statements, Proforma Financial Information and Exhibits
Item 9 – Regulation FD Disclosure
On February 26, 2004, the Company issued a press release announcing that it has successfully executed a $57.0 million interest-only secured loan with Columbia Financial, Inc., a wholly-owned subsidiary of Credit Suisse First Boston.

March 3, 2004	Item 2 – Acquisition or Disposition of Assets
Item 7 – Financial Statements, Proforma Financial Information and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: April 21, 2004	BY:	/s/ HANS S. WEGER

Hans S. Weger Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)