Form 10-Q
period 2004-06-30
LASALLE HOTEL PROPERTIES
filed 2004-07-21
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).    Yes   ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 19, 2004
Common Shares of Beneficial Interest ($0.01 par value)	28,018,331
10 1/4% Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	3,991,900
8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000

PART I. Financial Information

Item 1. Financial Statements.

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Investment in hotel properties, net (Note 2)	$728,785	$595,976
Property under development (Note 2)	18,893	14,743
Investment in joint venture (Note 2)	1,679	3,488
Cash and cash equivalents	9,452	34,761
Restricted cash reserves (Note 6)	6,058	21,988
Rent receivable	2,943	2,116
Hotel receivables (net of allowance for doubtful accounts of approximately $444 and $261, respectively)	16,698	10,593
Deferred financing costs, net	4,423	4,195
Deferred tax asset	12,041	10,424
Prepaid expenses and other assets	16,861	9,585
Assets held for sale or sold, net (Note 3)	26,982	35

Total assets	$844,815	$707,904

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 5)	$70,840	$—
Bonds payable (Note 5)	42,500	42,500
Mortgage loans (including unamortized premium of zero and $2,015, respectively) (Note 5)	178,729	187,157
Accounts payable and accrued expenses (Note 6)	33,052	26,842
Advance deposits	5,966	3,202
Accrued interest	985	705
Distributions payable	5,124	4,853
Liabilities of assets held for sale or sold (Note 3)	1,176	61

Total liabilities	338,372	265,320

Minority interest in LaSalle Hotel Operating Partnership, L.P. (Note 7)	5,662	5,721
Minority interest in other partnerships	—	10

Commitments and contingencies (Note 6)	—	—

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, 10 1/4% Series A - 3,991,900 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively (Note 7)	40	40
8 3/8% Series B - 1,100,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively (Note 7)	11	11
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized and 28,019,214 and 24,140,855 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively (Note 7)	280	241
Additional paid-in capital, including offering costs of $29,425 and $28,461 at June 30, 2004 and December 31, 2003, respectively	560,790	485,724
Deferred compensation	(2,796)	(3,394)
Accumulated other comprehensive income	1,112	—
Distributions in excess of retained earnings	(58,656)	(45,769)

Total shareholders’ equity	500,781	436,853

Total liabilities and shareholders’ equity	$844,815	$707,904

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenues:
Hotel operating revenues:
Room revenue	$42,974	$21,873	$70,873	$36,363
Food and beverage revenue	24,204	12,691	39,778	21,407
Other operating department revenue	6,823	4,108	10,518	5,934

Total hotel operating revenues	74,001	38,672	121,169	63,704
Participating lease revenue	4,854	5,535	8,427	10,495
Other income (Note 6)	11	394	92	797

Total revenues	78,866	44,601	129,688	74,996

Expenses:
Hotel operating expenses:
Room	10,008	5,607	18,005	10,470
Food and beverage	15,921	8,967	27,664	16,068
Other direct	3,704	2,162	6,431	3,445
Other indirect (Note 10)	19,063	10,933	34,762	19,722

Total hotel operating expenses	48,696	27,669	86,862	49,705

Depreciation and other amortization	9,678	7,772	18,723	15,594
Real estate taxes, personal property taxes and insurance	2,995	2,172	5,743	4,260
Ground rent (Note 6)	831	851	1,602	1,623
General and administrative	1,970	1,794	4,113	3,712
Amortization of deferred financing costs	556	575	1,067	1,157
Impairment of investment in hotel property	—	2,453	—	2,453
Other expenses	133	79	583	79

Total operating expenses	64,859	43,365	118,693	78,583

Operating income (loss)	14,007	1,236	10,995	(3,587)
Interest income	78	62	151	124
Interest expense	(3,277)	(3,029)	(6,563)	(5,703)

Income (loss) before income tax benefit (expense), minority interest, equity in earnings of unconsolidated entities and discontinued operations	10,808	(1,731)	4,583	(9,166)
Income tax benefit (expense) (Note 11)	(1,497)	144	1,365	2,800

Income (loss) before minority interest, equity in earnings of unconsolidated entities and discontinued operations	9,311	(1,587)	5,948	(6,366)
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(159)	28	(97)	139

Income (loss) before equity in earnings of unconsolidated entities and discontinued operations	9,152	(1,559)	5,851	(6,227)
Equity in earnings of unconsolidated entities (Note 2)	262	324	14	117

Income (loss) before discontinued operations	9,414	(1,235)	5,865	(6,110)
Discontinued operations (Note 3):
Income from operations of property disposed of, including gain on disposal of $37,091	—	36,334	—	37,426
Income from operations of property held for sale	973	600	1,459	650
Minority interest, net of tax	(13)	(817)	(22)	(843)
Income tax expense (Note 11)	(142)	(92)	(124)	(88)

Net income from discontinued operations	818	36,025	1,313	37,145

Net income	10,232	34,790	7,178	31,035

Distributions to preferred shareholders	(3,133)	(2,558)	(6,266)	(5,115)

Net income applicable to common shareholders	$7,099	$32,232	$912	$25,920

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Earnings per Common Share - Basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.24	$(0.21)	$(0.02)	$(0.61)
Discontinued operations	0.03	1.95	0.05	2.01

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.27	$1.74	$0.03	$1.40

Earnings per Common Share - Diluted:
Income (loss) applicable to common shareholders before discontinued operations	$0.23	$(0.20)	$(0.01)	$(0.60)
Discontinued operations	0.03	1.90	0.05	1.97

Net income applicable to common shareholders	$0.26	$1.70	$0.04	$1.37

Weighted average number common shares outstanding:
Basic	26,395,156	18,517,924	25,220,929	18,500,810
Diluted	26,917,093	18,911,328	25,850,312	18,873,468

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(Unaudited)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,178	$31,035
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	18,836	16,971
Amortization of deferred financing costs	1,067	2,007
Minority interest in LaSalle Hotel Operating Partnership, L.P.	119	704
Gain on sale of property disposed of	—	(37,091)
Impairment of investment in hotel property	—	2,453
Gain on extinguishment of debt	(70)	—
Gain on disposition of minority interest in other partnerships	(10)	—
Income tax benefit	(1,241)	(2,712)
Deferred compensation	639	374
Equity in (income) loss of joint venture	(14)	(117)
Changes in assets and liabilities:
Rent receivable	(827)	(324)
Hotel receivables, net	(6,903)	(5,065)
Deferred tax asset	(376)	(485)
Prepaid expenses and other assets	(6,334)	2,847
Mortgage loan premium	(75)	2,380
Accounts payable and accrued expenses	2,498	(2,798)
Advance deposits	2,776	2,911
Accrued interest	(29)	(38)

Net cash flow provided by operating activities	17,234	13,052

Cash flows from investing activities:
Improvements and additions to hotel properties	(13,771)	(14,136)
Acquisition of hotel properties	(163,767)	(50,614)
Distributions from joint venture	1,823	604
Purchase of office furniture and equipment	(19)	(126)
Repayment of notes receivable	—	450
Funding of restricted cash reserves	(4,921)	(17,327)
Proceeds from restricted cash reserves	20,851	14,065
Proceeds from sale of investment in hotel properties	—	44,625

Net cash flow used in investing activities	(159,804)	(22,459)

Cash flows from financing activities:
Borrowings under credit facilities	239,823	69,051
Repayments under credit facilities	(168,983)	(76,664)
Proceeds from mortgage loans	57,000	—
Repayments of mortgage loans	(63,413)	(726)
Mortgage loan premium	(1,870)	—
Payment of deferred financing costs	(983)	(5)
Proceeds from exercise of stock options	11,215	43
Proceeds from issuance of common shares	62,400	30,064
Payment of common offering costs	(949)	(1,088)
Distributions-preferred shares	(6,266)	(5,115)
Distributions-common shares	(10,713)	(10,718)

Net cash flow provided by financing activities	117,261	4,842

Net change in cash and cash equivalents	(25,309)	(4,565)
Cash and cash equivalents, beginning of period	34,761	6,521

Cash and cash equivalents, end of period	$9,452	$1,956

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

As of June 30, 2004, the Company owned interests in 19 hotels with approximately 6,400 suites/rooms located in 11 states and the District of Columbia. The Company owns 100% equity interests in 18 of the hotels and a non-controlling 9.9% equity interest in a joint venture that owns one hotel. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) base rent or (ii) participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 16 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 10). Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. The hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a non-controlling 9.9% equity interest (see Note 2).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of the operating partnership. The Company owned approximately 98.5% of the operating partnership at June 30, 2004. At June 30, 2004, the remaining 1.5% is held by other limited partners who hold 424,686 limited partnership units. Limited partnership units are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared by management in accordance with the financial information and accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2003 audited financial statements included in the Company’s 2003 Annual Report on Form 10-K and present interim disclosures as required by the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements, in the opinion of management, include all adjustments, (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Options granted under the 1998 share option and incentive plan vest over three to four years, therefore the costs related to stock-based compensation for 2004 and 2003 are less than that which would have been recognized if the fair value based method had been applied to all grants since the original effective date of Statement No. 123. Had compensation cost for all of the options granted under the Company’s 1998 share option and incentive plan been determined in accordance with the method required by Statement No. 123, the Company’s net income and net income per common share for the three months and six months ended June 30, 2004 and 2003, respectively would approximate the pro forma amounts below (in thousands, except per share data).

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	Proforma	Proforma	Proforma	Proforma
Net income applicable to common shareholders	$7,099	$32,232	$912	$25,920

Stock-based employee compensation expense	(20)	(22)	(40)	(44)

Proforma net income	$7,079	$32,210	$872	$25,876

Proforma net income per common share:
basic (after dividends paid on unvested restricted shares)	$0.26	$1.74	$0.03	$1.39

diluted	$0.26	$1.70	$0.03	$1.37

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

3. Discontinued Operations

Effective January 16, 2004, the Company entered into an exclusive listing agreement for the sale of its Omaha property, and effective June 30, 2004, the Company entered into a purchase and sale agreement to sell its Omaha property. The Company believes that it can sell this suburban property and redeploy the capital into markets with better long-term fundamentals, thereby improving the return on its invested capital. The asset was classified as held for sale at that time because the property is being actively marketed and sale is expected to occur within one year; accordingly depreciation was suspended. Based on initial pricing expectations the Company expects to recognize a gain on the sale, therefore no impairment has been recognized. Total revenues related to the asset of $3,807 and $6,974, comprised of primarily hotel operating revenues, and income before income tax expense related to the asset of $960 and $1,437 for the three months and six months ended June 30, 2004, respectively, are included in discontinued operations. Revenues and expenses for the three months and six months ended June 30, 2003 have been reclassified to conform to the current presentation.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company allocated no interest expense to discontinued operations for the three months and six months ended June 30, 2004, respectively.

At June 30, 2004, the Company had $26,982 of assets held for sale, net, relating to the Omaha property comprised of:

Investment in hotel property, net	$25,675
Hotel receivables, net of allowance for doubtful accounts of $7	815
Prepaid expenses and other assets	492

Total assets held for sale, net	$26,982

At June 30, 2004, the Company had $1,176 of liabilities of assets held for sale relating to the Omaha property comprised of:

Accounts payable and accrued expenses	$1,164
Advance deposits	12

Total liabilities of assets held for sale	$1,176

4. Acquisition of Hotel Properties

On February 10, 2004, the Company acquired a 100% interest in the Indianapolis Marriott Downtown, a 615-room, full-service hotel located in downtown Indianapolis, Indiana, for $106.0 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility, a portion of which was repaid when the Company entered into a mortgage agreement secured by the Indianapolis property in February 2004 (see Note 5). The property is leased to LHL, and White Lodging Services Corporation manages the property.

On May 28, 2004, the Company acquired a 100% interest in the Hilton Alexandria Old Town, a 241-room, upscale full-service hotel located in the heart of historic downtown Alexandria, Virginia, for $59.0 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Sandcastle Resorts & Hotels manages the property.

5. Long-Term Debt

Credit Facilities

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $215.0 million. The senior unsecured bank facility matures on December 31, 2006 and has a one-year extension option. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. As of June 30, 2004, the Company is in compliance with the financial covenants. Borrowings under the senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For both the three months and six months ended June 30, 2004, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 3.5%. Interest expense for the three months and six months ended June 30, 2004 was $649 and $1,180, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2004. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.25% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $87 and $181 for the three months and six months ended June 30, 2004, respectively. At June 30, 2004 and December 31, 2003, the Company had $67.8 million and zero, respectively, outstanding borrowings under the senior unsecured bank facility.

LHL has a three-year $13.0 million unsecured revolving credit facility to be used for working capital and general corporate purposes. The LHL credit facility matures December 31, 2006. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for both the three months and six months ended June 30, 2004 was 3.4%. Interest expense for the three months and six months ended June 30, 2004, respectively was $57 and $62. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.25% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of approximately $4 and $12 for the three months and six months ended June 30, 2004, respectively. At June 30, 2004 and December 31, 2003, the Company had $3.0 million and zero, respectively, outstanding borrowings under LHL credit facility.

Bonds Payable

The Company is the obligor with respect to $37.1 million tax-exempt special project revenue bonds and $5.4 million taxable special project revenue bonds, both issued by the Massachusetts Port Authority (collectively, the “MassPort Bonds”). The MassPort Bonds have a 17-year maturity, bear interest based on a weekly floating rate and have no principal reductions prior to their scheduled maturities. The MassPort Bonds may be redeemed at any time at the Company’s option without penalty. The bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007 and are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6.0 million letter of credit from the Company. If GE Capital Corporation fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found the Company may be required to pay off the bonds. The weighted average interest rate for both the three months and six months ended June 30, 2004 was 1.1%. Interest expense for the three months and six months ended June 30, 2004, respectively was $117 and $225. In addition to the interest payments, the Company incurs a 2.0% annual maintenance fee, which is included in amortization of deferred financing costs. At both June 30, 2004 and December 31, 2003, the Company had outstanding bonds payable of $42.5 million.

Mortgage Loans

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Sheraton Bloomington Hotel Minneapolis South, located in Bloomington, Minnesota and the Westin City Center Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months and six months ended June 30, 2004, respectively was $874 and $1,753. The loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the two hotels that secure the loan. This mortgage loan had a principal balance of $43,099 and $43,515 at June 30, 2004 and December 31, 2003, respectively.

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Le Montrose Suite Hotel located in West Hollywood, California. The mortgage loan bears interest at a fixed rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule. Interest expense for the three months and six months ended June 30, 2004, respectively was $289 and $579. The mortgage loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premium and real estate taxes on the Le Montrose Suite Hotel. This mortgage loan had a principal balance of $14,141 and $14,231 at June 30, 2004 and December 31, 2003, respectively.

The Company, through a wholly owned partnership, is subject to a five-year mortgage that is secured by the San Diego Paradise Point Resort. The mortgage loan matures on February 1, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 5.25% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months and six months ended June 30, 2004, respectively was $857 and $1,718. The loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the hotel that secures the loan. This mortgage loan had a principal balance of $64,489 and $65,000 at June 30, 2004 and December 31, 2003.

The Company, through a wholly owned partnership is subject to a three-year mortgage loan that is secured by the Indianapolis Marriott Downtown. The mortgage loan matures on February 9, 2007 and can be extended at the option of the Company for two additional one-year terms. The loan agreement does not allow for prepayment without penalty prior to February 25, 2006. The mortgage loan bears interest at the London InterBank Offered Rate plus 1.0%. As of June 30, 2004, the interest rate was 2.2%. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore fixes the mortgage interest rate at 3.56%. Monthly interest-only payments are due in arrears throughout the term. Interest expense for the three months and six months ended June 30, 2004, respectively was $307 and $423 for the mortgage secured by the Indianapolis property plus an additional $205 and $284, respectively, for the interest rate swap. The mortgage loan had a principal balance of $57,000 and zero at June 30, 2004 and December 31, 2003, respectively.

The Company assumed a five-year mortgage loan of $62,845 secured by the Lansdowne Resort located in Lansdowne, Virginia when it acquired the property in June 2003. The mortgage loan had an interest rate floor of 7.5%. Interest expense for the three months and six months ended June 30, 2004 was $457. The mortgage loan permitted prepayment beginning on February 11, 2004, and on February 11, 2004 the Company paid in full the $62,326 balance of the mortgage loan. Under the terms of the purchase agreement, upon prepayment the seller was entitled to the $5,019 debt service reserve, less any prepayment penalty. On February 12, 2004, the Company paid the seller $3,149 in cash representing the $5,019 debt service reserve escrow less a $1,870 prepayment penalty. The source of funding for the prepayment was the Company’s senior unsecured bank facility. At the time of acquisition, the Company recorded the mortgage at its fair value resulting in the Company recognizing a gain on the debt extinguishment of $70.

6. Commitments and Contingencies

Ground Leases

Four of the hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Sheraton Bloomington Hotel Minneapolis South (the parking lot only) and Indianapolis Marriott Downtown, are subject to ground leases under non-cancelable operating leases with terms ranging out to May 2099. Total ground lease expense for the three months and six months ended June 30, 2004, respectively was $831 and $1,602.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $16,271 at June 30, 2004. The reserve requirements for five hotels are contained in certain long-term operating agreements, which require the reserves to be maintained through furniture, fixtures and equipment restricted cash escrows. These five operating agreements require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. As of June 30, 2004, $3,711 was available in restricted cash reserves for future capital expenditures. Thirteen of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of June 30, 2004, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $12,560. Amounts will be recorded as incurred. As of June 30, 2004, purchase orders and letters of commitment totaling approximately $12,238 have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

The joint venture operating agreement requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Restricted Cash Reserves

At June 30, 2004, the Company held $6,058 in restricted cash reserves. Included in such amounts are (i) $1,847 deposited in mortgage escrow accounts pursuant to mortgages to pre-fund a portion of certain hotel expenses, (ii) $3,711 of reserve funds relating to the hotels with operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures and (iii) $500 for future renovations and conversion costs expected to be incurred related to the Bloomington, Minnesota property re-branding under the Sheraton brand affiliation.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. With respect to the New Orleans hotel, the issue of default by the lessee, among other claims, is scheduled to go to trial in the fall of 2004. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million in connection with the New Orleans property, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute has been remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company.

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

The Company recorded an additional $0.8 million in holdover rent in 2003 that was recorded as other income in the accompanying consolidated financial statements. The net contingent lease termination liability has a balance of approximately $1.7 million as of June 30, 2004, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to seek reimbursement of legal fees and damages, which may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents will be collectible or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

On April 12, 2004, holders of rights to purchase common shares of beneficial interest exercised 467,237 of those rights. The Company issued 467,237 common shares of beneficial interest; the holders of rights to purchase common shares surrendered some shares in order to pay the exercise price at the time of exercising, and the transaction resulted in 360,293 treasury shares to the Company.

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

On May 12, 2004, the Company completed an underwritten public offering of 2,700,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $55,350. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. UBS Securities LLC acted as the sole underwriter for this transaction. The Company sold an additional 300,000 common shares on May 13, 2004, pursuant to an over allotment option for approximately $6,150 after deducting underwriting discounts and commissions. On May 14, 2004, the Company paid its April 2004 monthly distribution of $0.07 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of April 30, 2004.

On June 15, 2004, the Company paid its May 2004 monthly distribution of $0.07 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of May 31, 2004.

Preferred Shares

On January 15, 2004, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended December 31, 2003 to preferred shareholders of record at the close of business on January 1, 2004.

On January 15, 2004, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended December 31, 2003 to preferred shareholders of record at the close of business on January 1, 2004.

On April 15, 2004, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended March 31, 2004 to preferred shareholders of record at the close of business on April 1, 2004.

On April 15, 2004, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended March 31, 2004 to preferred shareholders of record at the close of business on April 1, 2004

Treasury Shares

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

During the quarter ended June 30, 2004, the Company repurchased 467,237 common shares of beneficial interest related to holders of rights to purchase common shares of beneficial interest surrendering shares to pay the exercise price at the time of exercising their rights. The Company re-issued 541,424 common shares of beneficial interest related to (i) holders of rights to purchase common shares of beneficial interest exercising some rights, (ii) compensation to the Board of Trustees and (iii) the common share of beneficial interest equity offering in May 2004.

Operating Partnership Units

As of June 30, 2004, the operating partnership had 424,686 units outstanding, representing a 1.5% partnership interest held by the limited partners.

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

At June 30, 2004, there were 272,787 common shares available for future grant under the 1998 share option and incentive plan.

9. Financial Instruments: Derivatives and Hedging

The Company uses interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore fixes the mortgage interest rate at 3.56%. As of June 30, 2004, there was $1,112 in unrealized gains included in accumulated other comprehensive income, a component of shareholders’ equity. The hedge is effective in offsetting the variable cash flows; therefore no gain or loss was realized during the three months and six months ended June 30, 2004, respectively.

The following table summarizes the notional value and fair value of the Company’s derivative financial instrument. The notional value at June 30, 2004 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At June 30, 2004:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$57,000	2.555%	2/9/07	$1,112

At June 30, 2004, the derivative instrument was reported at its fair value of $1,112 and is included within prepaid expenses and other assets in the accompanying consolidated financial statements.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income/loss or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses reported in accumulated other comprehensive income/loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. For the three months and six months ended June 30, 2004, respectively, the Company reclassified $205 and $284, of accumulated other comprehensive loss to earnings as interest expense in conjunction with any interest rate swaps.

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

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL:

	For the three months ended June 30,		For the six months ended June 30
	2004	2003	2004	2003
General and administrative	$6,463	$4,282	$11,662	$8,391
Sales and marketing	4,801	2,835	9,086	5,753
Repairs and maintenance	2,889	2,038	5,373	4,044
Utilities and insurance	2,434	1,523	4,879	3,301
Management and incentive fees	2,680	2,216	4,234	3,052
Other expenses	1,038	316	1,838	697

Total other indirect expenses	$20,305	$13,210	$37,072	$25,238

Effective March 16, 2004, LHL terminated its management agreement with Radisson Hotels and Resorts to manage the 565-room convention hotel in Bloomington, Minnesota. The hotel was re-flagged as the Sheraton Bloomington Hotel Minneapolis South. Starwood Hotels and Resorts Worldwide, Inc. was selected to manage the property as a Sheraton, Starwood’s upscale brand.

As of June 30, 2004, LHL leases the following 16 hotels owned by the Company:

•	Marriott Seaview Resort

•	LaGuardia Marriott

•	Omaha Marriott

•	Harborside Hyatt Conference Center & Hotel

•	Hotel Viking

•	Topaz Hotel

•	Hotel Rouge

•	Hotel Madera

•	Hotel Helix

•	Holiday Inn on the Hill

•	Sheraton Bloomington Hotel Minneapolis South

•	Lansdowne Resort

•	Westin City Center Dallas

•	Hotel George

•	Indianapolis Marriott Downtown

•	Hilton Alexandria Old Town

All of the remaining hotels in which the Company owns an interest, excluding the joint venture that owns the Chicago Marriott Downtown, are leased directly to affiliates of the current hotel operators of those respective hotels.

11. Income Taxes

Income tax benefit of $1,241 is comprised of state and local tax expense of $327 on the operating partnership’s income and federal, state and local tax benefit of $1,568 on LHL’s loss of $4,028 before income tax benefit.

The components of the LHL income tax benefit were as follows:

	For the six months ended June 30
	2004	2003
Federal:
Current	$—	$—
Deferred	1,200	2,386

State and local:
Current	—	—
Deferred	368	673

Total income tax benefit	$1,568	$3,059

The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of June 30, 2004, the Company had a deferred tax asset of $12,041 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 thru 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. Reversal of deferred tax asset in the subsequent year cannot be reasonably estimated.

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

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$6,281	$(3,793)	$(401)	$(11,225)
Discontinued operations	818	36,025	1,313	37,145

Net income applicable to common shareholders before dividends paid on unvested restricted shares	7,099	32,232	912	25,920
Dividends paid on unvested restricted shares	(55)	(47)	(108)	(93)

Net income applicable to common shareholders, after dividends paid on unvested restricted shares	$7,044	$32,185	$804	$25,827

Denominator:
Weighted average number of common shares - basic	26,395,156	18,517,924	25,220,929	18,500,810
Effect of dilutive securities:
Unvested restricted shares	257,156	221,053	259,631	224,443
Common stock options	264,781	172,351	369,752	148,215

Weighted average number of common shares - diluted	26,917,093	18,911,328	25,850,312	18,873,468

Basic Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations and after dividends paid on unvested restricted shares	$0.24	$(0.21)	$(0.02)	$(0.61)
Discontinued operations	0.03	1.95	0.05	2.01

Net income applicable to common shareholders per weighted average common share, after dividends paid on unvested restricted shares	$0.27	$1.74	$0.03	$1.40

Diluted Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations	$0.23	$(0.20)	$(0.01)	$(0.60)
Discontinued operations	0.03	1.90	0.05	1.97

Net income applicable to common shareholders per weighted average common share	$0.26	$1.70	$0.04	$1.37

13. Comprehensive Income

For the six months ended June 30, 2004, comprehensive income was $2,024. As of June 30, 2004 and December 31, 2003 the Company’s accumulated other comprehensive income was $1,112 and zero, respectively. The change in accumulated other comprehensive income was entirely due to the Company’s unrealized gains on its interest rate derivative. For the three months and six months ended June 30, 2004, respectively, the Company reclassified $205 and $284 of accumulated other comprehensive income to earnings as interest expense. Within the next twelve months the Company expects to reclassify $78 of the amount held in accumulated other comprehensive income to earnings as interest expense.

14. Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2004	2003
Interest paid, net of capitalized interest	$6,600	$7,377

Interest capitalized	$309	$29

Distributions payable (common shares)	$1,991	$1,483

Distributions payable (preferred shares)	$3,133	$2,557

Issuance of common shares for board of trustees compensation	$30	$36

Repurchase of common shares (treasury shares)	$(10,641)	$—

Issuance of common shares from treasury	$10,641	$—

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$165,268	$115,800
Mortgage loan assumed	—	(62,845)
Other assets	822	6,685
Liabilities	(2,323)	(9,026)

Acquisition of hotel properties	$163,767	$50,614

In conjunction with the hotel disposition, the Company disposed the following assets and liabilities:
Sale of real estate	$—	$(54,361)
Mortgage loan assumed	—	46,680
Other assets	—	(620)
Liabilities	—	767
Gain on sale of property disposed of	—	(37,091)

Disposition of hotel properties	$—	$(44,625)

15. Pro Forma Financial Information

The following condensed pro forma financial information is presented as if the Indianapolis Marriott Downtown and Hilton Alexandria Old Town acquisitions had been consummated and leased as of January 1, 2003.

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisition had been consummated and the hotel had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Total revenues	$81,329	$48,509	$139,861	$91,589

Net income applicable to common shareholders of beneficial interest	$7,248	$32,515	$525	$26,269

Net income applicable to common shareholders of beneficial interest per weighted average common share
basic (after dividends paid on unvested restricted shares)	$0.27	$1.75	$0.02	$1.41
diluted	$0.27	$1.72	$0.02	$1.39

Weighted average number of common shares outstanding
basic	26,395,156	18,517,924	25,220,929	18,500,810
diluted	26,917,093	18,911,328	25,850,312	18,873,468

16.	Subsequent Events

On July 15, 2004, the Company declared monthly cash distributions to shareholders of the Company and partners of the operating partnership, increasing the amount from $0.07 per common share of beneficial interest/unit to $0.08 per common share of beneficial interest/unit for each of the months of July, August and September 2004.

On July 15, 2004, the Company paid its June 2004 monthly distribution of $0.07 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of June 30, 2004.

On July 15, 2004, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended June 30, 2004 to preferred shareholders of record at the close of business on July 1, 2004.

On July 15, 2004, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended June 30, 2004 to preferred shareholders of record at the close of business on July 1, 2004.

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

Overview

The second quarter was an improving quarter for the travel industry, the lodging business and the Company. Travel, in general, was positively affected by a number of factors including the improving economy, which resulted in higher occupancies and average daily rates at the hotels. In particular, business travel improved in the quarter. The Company’s revenues come primarily from hotel operating revenues from its hotels. Hotel operating revenues include room revenue, food and beverage revenue and other ancillary revenue such as golf revenue at our two golf resorts and telephone and parking revenue.

For the second quarter of 2004, the Company had net income of $7.1 million, or $0.26 per diluted share. Funds from Operations (“FFO”) was $17.2 million, or $0.63 per diluted share/unit and earnings before interest, taxes, depreciation and amortization (“EBITDA”) was $26.0 million. Room revenue per available room (“RevPAR”) was $113.86. Management considers RevPAR and EBITDA to be key measures of the individual hotels’ performance. RevPAR for the total portfolio increased 15.9% for the quarter and EBITDA for the total hotel portfolio increased 25.9%. The RevPAR increase is attributable to an Average Daily Rate (“ADR”) increase of 6.4% to $155.05, and an occupancy improvement of 8.9% to 73.4%. The EBITDA increase is attributable to a 13.7% increase in revenues and a 290 basis point increase in EBITDA margin.

For the six months ending June 30, 2004, the Company had net income of $0.9 million, or $0.04 per diluted share. FFO was $20.4 million, or $0.77 per diluted share/unit and earnings before interest, taxes, depreciation and amortization (“EBITDA”) was $33.4 million. Room revenue per available room (“RevPAR”) was $98.73. RevPAR for the total portfolio increased 12.2% over last year. EBITDA for the total hotel portfolio increased 18.3%. The RevPAR increase is attributable to an Average Daily Rate (“ADR”) increase of 3.8% to $145.68, and an occupancy improvement of 8.1% to 67.8%. The EBITDA increase is attributable to a 10.1% increase in revenue and a 166 basis point increase in EBITDA margin.

The Company continuously uses these measures to evaluate each hotel’s contribution toward reaching the Company’s goal of maintaining a reliable stream of income and moderate growth to shareholders. The Company invests in capital improvements throughout the portfolio to continue to positively impact the competitiveness of its hotels and positively impact their financial performance. The Company actively seeks to acquire new hotel properties that meet its investment criteria. However, due to a high level of competitive capital resources the Company continues to face significant competition for acquisitions that meet its investment criteria.

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

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (16 hotels), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $35.3 million, from $38.7 million in 2003 to $74.0 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$11.3 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$9.3 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$3.7 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July 2003;

•	$2.2 million increase from the Hotel George, which was purchased in September 2003; and

•	$1.5 million increase from the Hilton Old Town, which was purchased in May 2004.

The remaining change is an increase of $7.3 million, or 18.9%, and is attributable to a 23.1% increase in RevPAR for our other properties leased to LHL. The increase in RevPAR is attributable to increases in average daily rates and higher occupancies primarily from stronger business travel.

Overall, travel levels improved in the second quarter, when the industry benefited from continued relatively strong leisure demand and significant increases in demand from business travelers. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth this quarter, with occupancies up an average of 8.9% in the quarter. With demand improving during the quarter, continuing to reflect the early stage of an industry recovery, room rates also improved, but to a lesser degree. Both the leisure traveler and the business traveler, group and transient, continue to be price sensitive, utilizing an aggressive negotiation posture and internet sites to shop for the lowest rates. Additionally, the business is more competitive now because transient guests tend to book their rooms closer to their time of stay than in the past, and transient rooms get priced lower than they otherwise would have. Despite these rate challenges, many of the Company’s hotels experienced ADR increases during the quarter, especially at our urban and convention hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) decreased $0.6 million from $5.5 million in 2003 to $4.9 million in 2004. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. This decrease includes amounts that are not comparable year-over-year as follows:

•	$0.8 million decrease from the Westin City Center Dallas, which lease was transferred to LHL in July 2003.

The remaining change is an increase of $0.2 million, or 3.6%, and is a result of a slight overall increase in average daily rate at the hotels leased to third party lessees.

Hotel operating expenses

Hotel operating expenses increased approximately $21.0 million from $27.7 million in 2003 to $48.7 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$7.3 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$5.8 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$2.9 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July 2003;

•	$1.2 million increase from the Hotel George, which was purchased in September 2003; and

•	$0.8 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004.

The remaining change is an increase of $3.0 million, or 10.8%, a result of higher occupancies at the hotels as well as above inflation increases in payroll and related employee costs and benefits, sales and marketing, insurance and energy costs.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $1.9 million from $7.8 million in 2003 to $9.7 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.3 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$0.6 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$0.2 million increase from the Hotel George, which was purchased in September 2003; and

•	$0.2 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004.

The remaining change is a decrease of $0.4 million because certain furniture, fixture and equipment assets were fully depreciated during 2003 and 2004.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $0.8 million from $3.0 million in 2003 to $3.8 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.4 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$0.2 million increase from the Lansdowne Resort, which was purchased in June 2003; and

•	$0.1 million increase from the Hotel George, which was purchased in September 2003.

The remaining real estate taxes, personal property taxes, insurance and ground rent remained approximately equivalent for the second quarter 2004 compared to the second quarter 2003.

General and administrative expenses

General and administrative expense increased approximately $0.2 million from $1.8 million in 2003 to $2.0 million in 2004 primarily as a result of increases in audit fees and payroll related expenses to executives and employees.

Interest expense

Interest expense increased by approximately $0.3 million from $3.0 million in 2003 to $3.3 million in 2004 due to an increase in the Company’s weighted average debt outstanding offset by a decrease in the weighted average interest rate and an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $250.6 million in 2003 to $300.6 million in 2004, which includes (i) assumption of a $65.2 million mortgage loan (including a $2.4 million mortgage premium) in conjunction with the purchase of the Lansdowne Resort in June 2003, (ii) additional borrowings under the Company’s bank facility to finance other capital improvements during 2003 and 2004 (iii) additional borrowings to purchase the Hotel George in September 2003, (iv) additional borrowings to purchase the Indianapolis Marriott Downtown in February 2004 and (v) $59.0 million additional borrowings to purchase the Hilton Alexandria Old Town in May 2004, offset by: (vi) a $32.0 million pay down in June 2003 on the Company’s bank facility with proceeds from the June 2003 common stock offering and (vii) a $26.9 million net pay down in September 2003 on the Company’s bank facility with proceeds from the September 2003 Series B Preferred Share offering, (viii) $50.0 million net pay down on the Company’s bank facility with proceeds from the November 2003 common stock offering, (ix) $61.5 million net pay down on the Company’s bank facility with proceeds from the May 2004 common stock offering, (x) pay-off of the mortgage secured by the Lansdowne Resort in February 2004 and (xi) additional pay downs on the Company’s bank facility with operating cash flows. The Company’s weighted average interest rate related to continuing operations decreased from 5.5% in 2003 to 4.3% in 2004. Capitalized interest increased by approximately $0.2 million from an immaterial amount in 2003 to approximately $0.2 million in 2004.

Income taxes

Income tax expense increased approximately $1.6 million from $0.1 million benefit in 2003 to $1.5 million expense in 2004. For the three months ended June 30, 2004, the REIT incurred state and local income tax expense of approximately $0.3 million. LHL’s net income before income tax expense increased by approximately $4.3 million from a $1.1 million loss in 2003 to $3.2 million income in 2004. Accordingly, for the three months ended June 30, 2004, LHL recorded a federal income tax expense of approximately $1.0 million (using an estimated tax rate of 30.8%) and a state and local tax expense of approximately $0.3 million (using an estimated tax rate of 10.7%). Additionally, LHL recorded estimated state tax payments of less than $0.1 million. The portion of LHL’s income tax benefit/expense relating to the Omaha property, the New Orleans property and the Key West property has been reclassified to discontinued operations. The following table summarizes the income tax (benefit) expense (dollars in thousands):

	For the three months ended June 30,
	2004	2003
REIT state and local tax expense	$260	$332
LHL federal, state and local tax (benefit) expense	1,331	(440)
LHL state and local tax expense	48	56

Total tax (benefit) expense	1,639	(52)

Less: LHL federal, state and local tax expense related to discontinued operations	(142)	(92)

Total continuing operations tax (benefit) expense	$1,497	$(144)

As of June 30, 2004, the Company had a deferred tax asset of $12,041 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 thru 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. The deferred tax asset is classified as non-current because the reversal in the subsequent year cannot be reasonably estimated.

Minority interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At June 30, 2004, the weighted average aggregate partnership interest held by the limited partners in the operating partnership was approximately 1.65%. The following table summarizes the change in minority interest (dollars in thousands):

	For the three months ended June 30,
	2004	2003
Net income before minority interest	$10,404	$35,579
Weighted average minority interest percentage	1.65%	2.22%
Minority interest	172	789
Less: minority interest related to discontinued operations	(13)	(817)

Total continuing operations minority interest	$159	$(28)

Discontinued operations

Net income from discontinued operations is a result of the Omaha property being held for sale and the sale of the New Orleans property and the Holiday Inn Beachside Resort property in April 2003 and July 2003, respectively. Net income from discontinued operations decreased by approximately $35.2 million from $36.0 million in 2003 to $0.8 million in 2004. The following table summarizes net income from discontinued operations from 2004 and 2003 (dollars in thousands):

	For the three months ended June 30,
	2004	2003
Net lease income from Omaha property	$630	$238
Net operating income from Omaha property	343	362
Net lease loss from New Orleans property	—	(656)
Net operating loss from New Orleans property	—	(12)
Net lease income from Key West property	—	40
Net operating loss from Key West property	—	(129)
Gain on sale of New Orleans property	—	37,091
Minority interest related to Omaha property	(13)	(10)
Minority interest related to New Orleans property	—	(808)
Minority interest related to Key West property	—	1
Income tax expense related to Omaha property	(142)	(151)
Income tax benefit related to New Orleans property	—	5
Income tax benefit related to Key West property	—	54

Net income from discontinued operations	$818	$36,025

Distributions to preferred shareholders

Distributions to preferred shareholders increased $0.5 million from $2.6 million in 2003 to $3.1 million in 2004. The Series B Preferred Shares were issued on September 30, 2003. Distributions were paid for the Series B Preferred Shares for the entire second quarter of 2004, but there were no Series B Preferred Shares distributions in the second quarter of 2003. Distributions on the Series A Preferred Shares were paid for the entire second quarter of 2004 and 2003.

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (16 hotels), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $57.5 million, from $63.7 million in 2003 to $121.2 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$17.2 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$15.8 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$8.1 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July 2003;

•	$4.0 million increase from the Hotel George, which was purchased in September 2003; and

•	$1.5 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004.

The remaining change is an increase of $10.9 million, or 17.1%, and is attributable to a 20.3% increase in RevPAR for our other properties leased to LHL. While ADR was up 5.1%, the increase in RevPAR is primarily attributable to higher occupancies from stronger business travel.

Overall, travel levels improved in the first two quarters, when the industry benefited from continued relatively strong leisure demand and significant increases in demand from business travelers. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth this quarter, with occupancies up an average of 8.1% during 2004. With demand improving during 2004, continuing to reflect the early stage of an industry recovery, the Company is beginning to find it easier to achieve increased ADRs. Nevertheless, both the leisure traveler and the business traveler, group and transient, continue to be price sensitive, utilizing an aggressive negotiation posture and internet sites to shop for the lowest rates. Additionally, the business is more competitive now because transient guests tend to book their rooms closer to their time of stay than in the past, and transient rooms get priced lower than they otherwise would have. Despite these rate challenges, many of the Company’s hotels experienced ADR increases during the first two quarters, especially at our urban and convention hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) decreased $2.1 million from $10.5 million in 2003 to $8.4 million in 2004. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. This decrease includes amounts that are not comparable year-over-year as follows:

•	$1.5 million decrease from the Westin City Center Dallas, which lease was transferred to LHL in July 2003.

The remaining change is a decrease of $0.6 million, or 5.7%, and is a result of a decrease in RevPAR at the hotels leased to third party lessees. The lower RevPAR resulted from decreased ADR from weak group and leisure demand and the difficult comparison to last year’s first quarter that included the significant benefits of the Super Bowl.

Hotel operating expenses

Hotel operating expenses increased approximately $37.2 million from $49.7 million in 2003 to $86.9 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$11.4 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$11.1 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$6.1 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July 2003;

•	$2.3 million increase from the Hotel George, which was purchased in September 2003; and

•	$0.8 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004.

The remaining change is an increase of $5.5 million, or 11.1%, and is a result of higher occupancies at the hotels as well as above inflation increases in payroll and related employee costs and benefits, sales and marketing, insurance and energy costs.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $3.1 million from $15.6 million in 2003 to $18.7 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$2.2 million from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$1.4 million from the Lansdowne Resort, which was purchased in June 2003;

•	$0.4 million from the Hotel George, which was purchased in September 2003; and

•	$0.2 million from the Hilton Alexandria Old Town, which was purchased in May 2004.

The remaining change is a decrease of $1.1 million because certain furniture, fixture and equipment assets were fully depreciated during 2003 and 2004.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $1.4 million from $5.9 million in 2003 to $7.3 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.6 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$0.5 million increase from the Lansdowne Resort, which was purchased in June 2003; and

•	$0.1 million increase from the Hotel George, which was purchased in September 2003.

The remaining real estate taxes, personal property taxes, insurance and ground rent remained approximately equivalent for the first two quarters of 2004 compared to the first two quarters of 2003.

General and administrative expenses

General and administrative expense increased approximately $0.4 million from $3.7 million in 2003 to $4.1 million in 2004 primarily as a result of increases in audit fees and payroll related expenses to executives and employees.

Interest expense

Interest expense increased by approximately $0.9 million from $5.7 million in 2003 to $6.6 million in 2004 due to an increase in the Company’s weighted average debt outstanding offset by a decrease in the weighted average interest rate and an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $260.3 million in 2003 to $288.6 million in 2004, which includes (i) assumption of a $65.2 million mortgage loan (including a $2.4 million mortgage premium) in conjunction with the purchase of the Lansdowne Resort in June 2003, (ii) additional borrowings under the Company’s bank facility to finance other capital improvements during 2003 and 2004,

(iii) additional borrowings to purchase the Hotel George in September 2003, (iv) additional borrowings to purchase the Indianapolis Marriott Downtown in February 2004, offset by: (v) a $32.0 million pay down in June 2003 on the Company’s bank facility with proceeds from the June 2003 common stock offering and (vi) a $26.9 million net pay down in September 2003 on the Company’s bank facility with proceeds from the September 2003 Series B Preferred Share offering, (vii) $50.0 million net pay down on the Company’s bank facility with proceeds from the November 2003 common stock offering, (viii) $61.5 million net pay down on the Company’s bank facility with proceeds from the May 2004 common stock offering, (ix) pay-off of the mortgage secured by the Lansdowne Resort in February 2004 and (x) additional pay downs on the Company’s bank facility with operating cash flows. The Company’s weighted average interest rate related to continuing operations decreased from 5.6% in 2003 to 4.5% in 2004. Capitalized interest increased by approximately $0.3 million from an immaterial amount in 2003 to over $0.3 million in 2004.

Income taxes

Income tax benefit decreased approximately $1.4 million from $2.8 million in 2003 to $1.4 million in 2004. For the six months ended June 30, 2004, the REIT incurred state and local income tax expense of approximately $0.3 million. LHL’s net loss before income tax benefit decreased by approximately $3.7 million from $7.7 million in 2003 to $4.0 million in 2004. Accordingly, for the six months ended June 30, 2004, LHL recorded a federal income tax benefit of approximately $1.2 million (using an estimated tax rate of 30.8%) and a state and local tax benefit of approximately $0.4 million (using an estimated tax rate of 10.7%). The portion of LHL’s income tax benefit relating to the Omaha property, the New Orleans property and the Key West property has been reclassified to discontinued operations. The following table summarizes the income tax (benefit) expense (dollars in thousands):

	For the six months ended June 30,
	2004	2003
REIT state and local tax expense	$328	$347
LHL federal, state and local tax benefit	(1,617)	(3,215)
LHL state and local tax expense	48	156

Total tax benefit	(1,241)	(2,708)

Less: LHL federal, state and local tax expense related to discontinued operations	(124)	(88)

Total continuing operations tax benefit	$(1,365)	$(2,800)

As of June 30, 2004, the Company had a deferred tax asset of $12,041 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 thru 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. The deferred tax asset is classified as non-current because the reversal in the subsequent year cannot be reasonably estimated.

Minority interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At June 30, 2004, the aggregate weighted average partnership interest held by the limited partners in the operating partnership was approximately 1.65%. The following table summarizes the change in minority interest (dollars in thousands):

	For the six months ended June 30,
	2004	2003
Net income before minority interest	$7,297	$31,739
Weighted average minority interest percentage	1.65%	2.22%
Minority interest	119	704
Less: minority interest related to discontinued operations	(22)	(843)

Total continuing operations minority interest	$97	$(139)

Discontinued operations

Net income from discontinued operations is a result of the Omaha property being held for sale and the sale of the New Orleans property and the Holiday Inn Beachside Resort property in April 2003 and July 2003, respectively. Net income from discontinued operations decreased by approximately $35.8 million from $37.1 million in 2003 to $1.3 million in 2004. The following table summarizes net income from discontinued operations from 2004 and 2003 (dollars in thousands):

	For the six months ended June 30,
	2004	2003
Net lease income from Omaha property	$1,160	$357
Net operating income from Omaha property	299	293
Net lease loss from New Orleans property	—	(112)
Net operating income from New Orleans property	—	150
Net lease income from Key West property	—	527
Net operating loss from Key West property	—	(230)
Gain on sale of New Orleans property	—	37,091
Minority interest related to Omaha property	(22)	(12)
Minority interest related to New Orleans property	—	(822)
Minority interest related to Key West property	—	(9)
Income tax expense related to Omaha property	(124)	(121)
Income tax expense related to New Orleans property	—	(62)
Income tax benefit related to Key West property	—	95

Net income from discontinued operations	$1,313	$37,145

Distributions to preferred shareholders

Distributions to preferred shareholders increased $1.2 million from $5.1 million in 2003 to $6.3 million in 2004. The Series B Preferred Shares were issued on September 30, 2003. Distributions were paid for the Series B Preferred Shares for the entire first and second quarters of 2004, but there were no Series B Preferred Shares distributions in the first and second quarters of 2003. Distributions on the Series A Preferred Shares were paid for the entire first quarter of 2004 and 2003.

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

The following is a reconciliation between net income applicable to common shareholders and FFO for the three months and six months ended June 30, 2004 and 2003 (dollars in thousands, except share data):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Funds From Operations (FFO):
Net income applicable to common shareholders	$7,099	$32,232	$912	$25,920
Depreciation	9,651	8,349	18,783	16,914
Equity in depreciation of joint venture	262	254	525	503
Amortization of deferred lease costs	12	19	23	27
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	159	(28)	97	(139)
Minority interest in discontinued operations	13	817	22	843
Gain on sale of property disposed of	—	(37,091)	—	(37,091)

FFO	$17,196	$4,552	$20,362	$6,977

Weighted average number of common shares and units outstanding:
Basic	26,819,842	18,942,610	25,645,615	18,925,496
Diluted	27,341,779	19,336,014	26,274,998	19,298,154

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

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the three months and six months ended June 30, 2004 and 2003 (dollars in thousands, except share data):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$7,099	$32,232	$912	$25,920
Interest	3,281	3,474	6,571	7,339
Equity in interest expense of joint venture	114	147	261	293
Income tax benefit:
Income tax (benefit) expense	1,497	(144)	(1,365)	(2,800)
Income tax expense from discontinued operations	142	92	124	88
Depreciation and other amortization	9,678	8,384	18,836	16,971
Equity in depreciation/amortization of joint venture	302	282	593	558
Amortization of deferred financing costs	556	1,389	1,067	2,007
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	159	(28)	97	(139)
Minority interest in discontinued operations	13	817	22	843
Distributions to preferred shareholders	3,133	2,558	6,266	5,115

EBITDA	$25,974	$49,203	$33,384	$56,195

Off-Balance Sheet Arrangements

The Company is a party to a joint venture arrangement with The Carlyle Group, an institutional investor that controls the joint venture that owns the 1,192-room Chicago Marriott Downtown in Chicago, Illinois. The Company owns a non-controlling 9.9% equity interest in the joint venture that owns the Chicago Marriott Downtown. The Company receives an annual preferred return in addition to its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. The Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc., in which the Company also owns a non-controlling 9.9% equity interest. The Carlyle Group owns a 90.1% controlling interest in both the joint venture that owns the Chicago Marriott Downtown and Chicago 540 Lessee, Inc. Marriott International, Inc. operates the Chicago Marriott Downtown pursuant to a long-term incentive-based operating agreement. As the controlling owner, The Carlyle Group may elect to dispose of the Chicago Marriott Downtown without the Company’s consent. The Company accounts for its non-controlling 9.9% equity interest in each of the joint venture that owns the Chicago Marriott Downtown and Chicago 540 Lessee, Inc. under the equity method of accounting.

The joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest was subject to two mortgage loans for an aggregate amount of $120.0 million. The mortgage loans had two-year terms, and were due to expire in July 2004. On April 6, 2004, the joint venture that owns the Chicago Marriott Downtown refinanced its existing two mortgage loans with a new mortgage loan for an aggregate amount of $140.0 million. Upon refinancing, the Company received approximately $1.8 million in cash representing its prorated share of the proceeds. The new mortgage loan has a two-year term, expires in April 2006, and can be extended at the option of the joint venture for three additional one-year terms. The mortgage bears interest at the London InterBank Offered Rate plus 2.25%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 7.25%, effectively limiting the rate on the mortgage to 9.5%. As of June 30, 2004, the interest rate on this mortgage was 3.4%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures the mortgage. The Company’s pro rata share of the loan is approximately $13.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for this mortgage.

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $16.3 million at June 30, 2004. Five of the operating agreements require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. As of June 30, 2004, $3.7 million was available in restricted cash reserves for future capital expenditures. Thirteen of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of June 30, 2004, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $12.6 million. Amounts will be recorded as incurred. As of June 30, 2004, purchase orders and letters of commitment totaling approximately $12.2 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

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

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $215.0 million. The senior unsecured bank facility matures on December 31, 2006 and has a one-year extension option. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i)

London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the six months ended June 30, 2004, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 3.5%. Interest expense for the six months ended June 30, 2004 was $1.2 million. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2004. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.25% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $0.2 million for the six months ended June 30, 2004. At June 30, 2004 and December 31, 2003, the Company had outstanding borrowings of $67.8 million and zero, respectively, against the senior unsecured bank facility.

The Company is the obligor with respect to $37.1 million tax-exempt special project revenue bonds and $5.4 million taxable special project revenue bonds, both issued by the Massachusetts Port Authority (collectively, the “MassPort Bonds”). The MassPort Bonds have a 17-year maturity, bear interest based on a weekly floating rate and have no principal reductions prior to their scheduled maturities. For the six months ended June 30, 2004, the weighted average interest rate on the MassPort bonds was 1.0%. The MassPort Bonds may be redeemed at any time at the Company’s option without penalty. The bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007 and are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6.0 million letter of credit from the Company. If GE Capital Corporation fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay-off the bonds. Interest expense for the six months ended June 30, 2004 was $0.2 million. At both June 30, 2004 and December 31, 2003, the Company had outstanding bonds payable of $42.5 million.

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Sheraton Bloomington Hotel Minneapolis South, located in Bloomington, Minnesota and the Westin City Center Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the six months ended June 30, 2004 was $1.8 million. The loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the two hotels that secure the loan. The principal balance of this mortgage loan was $43.1 million and $43.5 million at June 30, 2004 and December 31, 2003, respectively.

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Le Montrose Suite Hotel located in West Hollywood, California. This loan is subject to a fixed interest rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule. Interest expense for the six months ended June 30, 2004 was $0.6 million. The mortgage loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premium and real estate taxes on the Le Montrose Suite Hotel. The principal balance of this mortgage loan was $14.1 million and $14.2 million at June 30, 2004 and December 31, 2003, respectively.

The Company, through a wholly owned partnership, is subject to a five-year mortgage loan that is secured by the San Diego Paradise Point Resort. The mortgage loan matures on February 1, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 5.25% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the six months ended June 30, 2004 was $1.7 million. The loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the hotel that secures the loan. The principal balance of this mortgage loan was $64.5 million and $65.0 million at June 30, 2004 and December 31, 2003, respectively.

The Company, through LHO Indianapolis Hotel One, L.L.C., is subject to a three-year mortgage loan that is secured by the Indianapolis Marriott Downtown. The mortgage loan matures on February 9, 2007 and can be extended at the option of the Company for two additional one-year terms. The mortgage does not allow for prepayment without penalty prior to February 25, 2006. The mortgage bears interest at the London InterBank Offered Rate plus 1.0%. As of June 30, 2004, the interest rate was 2.2%. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57.0 million balance outstanding on this mortgage loan, and therefore fixes the mortgage interest rate at 3.56% (see Note 9 to the Company’s consolidated financial statements). Monthly interest-only payments are due in arrears throughout the term. Interest expense for the six months ended June 30, 2004 was $0.4 million. The principal balance of this mortgage loan was $57.0 million and zero at June 30, 2004 and December 31, 2003, respectively.

LHL has a three-year $13.0 million unsecured revolving credit facility to be used for working capital and general corporate purposes. The LHL credit facility matures December 31, 2006. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the six months ended June 30, 2004 was 3.4%. Interest expense for the six months ended June 30, 2004 was less than $0.1 million. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, and currently set at 0.25% of the unused portion of the LHL credit facility. LHL incurred an immaterial unused commitment fee for the six months ended June 30, 2004. At June 30, 2004 and December 31, 2003, respectively, the Company had outstanding borrowings against the LHL credit facility of $3.0 million and zero.

At June 30, 2004, the Company had approximately $9.5 million of cash and cash equivalents and approximately $6.1 million of restricted cash reserves.

Net cash provided by operating activities was approximately $17.2 million for the six months ended June 30, 2004 primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $159.8 million for the six months ended June 30, 2004 primarily due to the purchases of the Indianapolis Marriott Downtown and the Hilton Alexandria Old Town, outflows for improvements and additions at the hotels, and the funding of restricted cash reserves, offset by proceeds from restricted cash reserves.

Net cash provided by financing activities was approximately $117.3 million for the six months ended June 30, 2004, comprised of borrowings under the senior unsecured bank facility, proceeds from mortgage loans, proceeds from the exercise of stock options and proceeds from the May 2004 common stock offering, offset by repayments of borrowings under the senior unsecured bank facility, repayments of mortgage loans, payment of the December 2003 through May 2004 distributions to the common shareholders and unit holders and payments of the fourth quarter 2003 and first quarter 2004 distributions to preferred shareholders.

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

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $16.3 million at June 30, 2004. Five of the operating agreements require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. As of June 30, 2004, $3.7 million was available in restricted cash reserves for future capital expenditures.

Thirteen of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of June 30, 2004, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $12.6 million. Amounts will be recorded as incurred. As of June 30, 2004, purchase orders and letters of commitment totaling approximately $12.2 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

The joint venture operating agreement requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and, therefore, the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three months and six months ended June 30, 2004, respectively and 2003, respectively.

	For the three months ended June 30, 2004			For the six months ended June 30, 2004
	2004	2003	Variance	2004	2003	Variance
Total Portfolio
Occupancy	73.4%	67.4%	8.9%	67.8%	62.7%	8.1%
ADR	155.05	145.73	6.4%	145.68	140.35	3.8%
RevPAR	113.86	98.24	15.9%	98.73	88.02	12.2%

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. With respect to the New Orleans hotel, the issue of default by the lessee, among other claims, is scheduled to go to trial in the fall of 2004. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million in connection with the New Orleans property, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute has been remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004 and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company.

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

The Company recorded an additional $0.8 million in holdover rent in 2003 that was recorded as other income in the consolidated financial statements. The net contingent lease termination liability has a balance of approximately $1.7 million as of June 30, 2004, which is included in accounts payable and accrued expenses in the consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to seek reimbursement of legal fees and damages, which may exceed or otherwise may be used to offset any amounts potentially owed Meridien, and therefore ultimately may offset or reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents will be collectible or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company borrows at a combination of fixed and variable rates. As of June 30, 2004, approximately $127.2 million of aggregate indebtedness (41.6% of total indebtedness), including the Company’s $13.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel, was subject to variable interest rates.

At June 30, 2004, the Company had $67.8 million outstanding under the senior unsecured bank facility. Borrowings under the senior unsecured bank facility bear interest at variable market rates. The weighted average interest rate under the facility for the six months ended June 30, 2004, respectively was 3.5%. A 0.25% annualized change in interest rates would have changed interest expense by less than $0.1 million for the six months ended June 30, 2004. This change is based on the weighted average borrowings under the senior unsecured bank facility for the six months ended June 30, 2004 of $66.7 million.

At June 30, 2004, the Company had $3.0 million outstanding borrowings under the LHL credit facility. Borrowings under the LHL credit facility bear interest at variable market rates. The weighted average interest rate under the facility for the six months ended June 30, 2004 was approximately 3.4%. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the six months ended June 30, 2004. This change is based on the weighted average borrowings under the LHL credit facility for the six months ended June 30, 2004 of $3.7 million.

At June 30, 2004, the Company had outstanding bonds payable of $42.5 million. The bonds bear interest based on weekly floating rates and have no principal reductions for the life of the bonds. The weighted average interest rate for the six months ended June 30, 2004 was 1.1%. A 0.25% annualized change in interest rates would have changed interest expense by less than $0.1 million for the six months ended June 30, 2004. This change is based on the weighted average borrowings under the bonds for the six months ended June 30, 2004 of $42.5 million.

At June 30, 2004, the mortgage loan that is collateralized by the Sheraton Bloomington Hotel Minneapolis South and the Westin City Center Dallas had a balance of $43.1 million. At June 30, 2004, the carrying value of this mortgage loan approximated its fair value as the interest rate associated with the borrowing approximated current market rates available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule.

At June 30, 2004, the mortgage loan that is collateralized by the Le Montrose Suite Hotel located in West Hollywood, California had a balance of $14.1 million. At June 30, 2004, the carrying value of this mortgage approximated its fair value as the interest rate associated with the borrowing approximated current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule.

At June 30, 2004, the mortgage loan that is collateralized by the San Diego Paradise Point Resort had a principal balance of $64.5 million. At June 30, 2004, the carrying value of this mortgage approximated its fair value as the interest rate associated with the borrowing approximated the current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 5.25%, matures on February 1, 2009, and requires interest and principal payments based on a 25-year amortization schedule.

At June 30, 2004, the mortgage loan that is collateralized by the Indianapolis Marriott Downtown had a principal balance of $57.0 million. This mortgage loan bears interest at a floating rate that is reset monthly. However, the Company is party to a fixed interest rate swap agreement that fixes the London InterBank Offered rate at 2.56% for the $57.0 million balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore fixes the mortgage interest rate at 3.56%. At June 30, 2004, the carrying value of the mortgage loan approximated its fair value as the interest rate associated with the borrowings approximated the current market rate available for similar borrowing arrangements. This loan matures on February 9, 2007, can be extended at the option of the Company for two additional one-year terms and requires interest-only payments monthly throughout the term of the loan.

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2004. There were no changes to the Company’s internal controls over financial reporting during the second quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 22, 2004, the Company held its Annual Meeting of Shareholders. The matters on which the shareholders voted, in person or by proxy, were:

(i)	for the election of two Class III trustees of the Company to serve until the 2007 Annual Meeting of Shareholders and until their successors are duly elected and qualified;

(ii)	the ratification of the appointment KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2004.

The two nominees were elected and the ratification of the appointment of the independent auditors was approved. The results of the voting were as follows:

Election of Trustees:

Trustee	Votes For	Votes Against	Votes Withheld
Donald S. Perkins	21,930,733	0	340,996
Stuart L. Scott	21,932,104	0	339,625

Ratification of Appointment of Independent Auditors:

Votes For	Votes Against	Votes Withheld
22,100,284	161,118	10,327

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certifications Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed six current reports on Form 8-K during the quarter ended June 30, 2004. Information regarding items reported is as follows:

Date	Items Reported On
April 14, 2004	Item 9 – Regulation FD Disclosure
On April 14, 2004, the Company issued a press release announcing it would report its financial results for the first quarter of 2004 on April 21, 2004 after the close of the market and conduct its quarterly conference call on Thursday April 22, 2004.

April 21, 2004	Item 7 – Financial Statements, Proforma Financial Information and Exhibits
Item 12 – Results of Operations and Financial Condition
On April 21, 2004, the Company issued a press release announcing its results of operations for the quarter ended March 31, 2004 and its outlook for the remainder of the year.

May 12, 2004	Item 7 – Financial Statements, Proforma Financial Information and Exhibits
Item 9 – Regulation FD Disclosure

On May 12, 2004, the Company issued a press release announcing it had priced a public offering of 2.7 million common shares of beneficial interest resulting in net proceeds of approximately $55.4 million.

May 13, 2004	Item 7 – Financial Statements, Proforma Financial Information and Exhibits
On May 13, 2004, the Company filed the Consent of Altschuler, Melvoin and Glasser LLP and the Consent of Crowe Chizek and Company LLC.

May 13, 2004	Item 5 – Other Events
Item 7 – Financial Statements, Proforma Financial Information and Exhibits

On May 11, 2004, the Company entered into an underwriting agreement with UBS Securities LLC relating to the sale of 2.7 million common shares of beneficial interest and the Company granted UBS Securities LLC the option to purchase an additional 300,000 common shares to cover any over-allotments.

May 28, 2004	Item 2 – Acquisition or Disposition of Assets
Item 7 – Financial Statements, Proforma Financial Information and Exhibits
Item 9 – Regulation FD Disclosure
On May 28, 2004, the Company issued a press release announcing the acquisition of the Hilton Alexandria Old Town Hotel.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: July 21, 2004	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)