Form 10-Q
period 2004-09-30
LASALLE HOTEL PROPERTIES
filed 2004-10-20
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at October 19, 2004
Common Shares of Beneficial Interest ($0.01 par value)	28,124,279
10 1/4 % Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	3,991,900
8 3/8 % Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000

PART I. Financial Information

Item 1.	Financial Statements.

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Investment in hotel properties, net (Note 2)	$724,540	$595,976
Property under development (Note 2)	22,034	14,743
Investment in joint venture (Note 2)	1,269	3,488
Cash and cash equivalents	4,250	34,761
Restricted cash reserves (Note 7)	7,654	21,988
Rent receivable	3,231	2,116
Hotel receivables (net of allowance for doubtful accounts of approximately $330 and $261, respectively)	15,341	10,593
Deferred financing costs, net	4,635	4,195
Deferred tax asset	11,519	10,424
Prepaid expenses and other assets	20,403	9,585
Assets sold, net (Note 3)	622	35

Total assets	$815,498	$707,904

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 6)	$3,370	$—
Bonds payable (Note 6)	42,500	42,500
Mortgage loans (including unamortized premium of zero and $2,015, respectively) (Note 6)	212,565	187,157
Accounts payable and accrued expenses (Note 7)	35,897	26,842
Advance deposits	3,772	3,202
Accrued interest	1,006	705
Distributions payable	5,413	4,853
Liabilities of assets sold (Note 3)	599	61

Total liabilities	305,122	265,320
Minority interest in LaSalle Hotel Operating Partnership, L.P. (Note 8)	4,617	5,721
Minority interest in other partnerships	—	10
Commitments and contingencies (Note 7)	—	—
Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized,
10 1/4 % Series A - 3,991,900 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively (Note 8)	40	40
8 3/8 % Series B - 1,100,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively (Note 8)	11	11
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized and 28,118,014 and 24,140,855 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively (Note 8)	281	241
Additional paid-in capital, including offering costs of $29,438 and $28,461 at September 30, 2004 and December 31, 2003, respectively	562,691	485,724
Deferred compensation	(2,467)	(3,394)
Accumulated other comprehensive income	558	—
Distributions in excess of retained earnings	(55,355)	(45,769)

Total shareholders’ equity	505,759	436,853

Total liabilities and shareholders’ equity	$815,498	$707,904

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Hotel operating revenues:
Room revenue	$44,590	$29,769	$115,463	$66,132
Food and beverage revenue	23,323	17,887	63,101	39,294
Other operating department revenue	6,918	6,035	17,436	11,969

Total hotel operating revenues	74,831	53,691	196,000	117,395
Participating lease revenue	7,135	6,958	15,562	17,454
Other income (Note 7)	18	110	110	906

Total revenues	81,984	60,759	211,672	135,755

Expenses:
Hotel operating expenses:
Room	10,750	7,040	28,755	17,510
Food and beverage	15,954	12,396	43,618	28,464
Other direct	3,762	3,192	10,193	6,637
Other indirect (Note 11)	20,003	14,626	54,765	34,375

Total hotel operating expenses	50,469	37,254	137,331	86,986
Depreciation and other amortization	9,977	7,891	28,700	23,485
Real estate taxes, personal property taxes and insurance	2,980	2,517	8,723	6,777
Ground rent (Note 7)	1,111	1,147	2,713	2,771
General and administrative	2,238	1,915	6,351	5,583
Amortization of deferred financing costs	590	575	1,657	1,731
Impairment of investment in hotel property	—	—	—	2,453
Contingent lease termination expenses (Note 7)	850	—	850	—
Other expenses	7	11	590	91

Total operating expenses	68,222	51,310	186,915	129,877

Operating income	13,762	9,449	24,757	5,878
Interest income	64	73	223	197
Interest expense	(3,338)	(3,550)	(9,909)	(9,266)

Income (loss) before income tax benefit (expense), minority interest, equity in earnings of unconsolidated entities and discontinued operations	10,488	5,972	15,071	(3,191)
Income tax benefit (expense) (Note 12)	(558)	55	807	2,857

Income (loss) before minority interest, equity in earnings of unconsolidated entities and discontinued operations	9,930	6,027	15,878	(334)
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(158)	(108)	(256)	1

Income (loss) before equity in earnings of unconsolidated entities and discontinued operations	9,772	5,919	15,622	(333)
Equity in earnings of unconsolidated entities (Note 2)	221	190	235	307

Income before discontinued operations	9,993	6,109	15,857	(26)
Discontinued operations (Note 3):
Income (loss) from operations of property disposed of, including gain on disposal of assets	3,286	(325)	4,745	37,748
Minority interest, net of tax	(51)	7	(72)	(806)
Income tax benefit(expense) (Note 12)	(56)	20	(180)	(70)

Net income (loss) from discontinued operations	3,179	(298)	4,493	36,872

Net income	13,172	5,811	20,350	36,846
Distributions to preferred shareholders	(3,133)	(2,557)	(9,399)	(7,672)

Net income applicable to common shareholders	$10,039	$3,254	$10,951	$29,174

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Earnings per Common Share - Basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.25	$0.17	$0.24	$(0.41)
Discontinued operations	0.11	(0.01)	0.17	1.91

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.36	$0.16	$0.41	$1.50

Earnings per Common Share - Diluted:
Income (loss) applicable to common shareholders before discontinued operations	$0.24	$0.16	$0.24	$(0.39)
Discontinued operations	0.11	(0.01)	0.17	1.87

Net income applicable to common shareholders	$0.35	$0.15	$0.41	$1.48

Weighted average number common shares outstanding:
Basic	27,805,183	20,738,660	26,087,859	19,254,958
Diluted	28,351,296	21,197,051	26,714,754	19,657,100

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(Unaudited)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$20,350	$36,846
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	28,813	25,193
Amortization of deferred financing costs	1,657	2,843
Minority interest in LaSalle Hotel Operating Partnership, L.P.	328	805
Gain on sale of property disposed of	(2,643)	(37,087)
Loss on sale of property disposed of	—	291
Impairment of investment in hotel property	—	2,453
Gain on extinguishment of debt	(70)	—
Gain on disposition of minority interest in other partnerships	(10)	—
Income tax benefit	(627)	(2,787)
Deferred compensation	936	585
Equity in (income) of joint venture	(235)	(307)
Changes in assets and liabilities:
Rent receivable	(1,115)	(396)
Hotel receivables, net	(4,654)	(6,558)
Deferred tax asset	(468)	(569)
Prepaid expenses and other assets	(10,778)	3,052
Mortgage loan premium	(75)	2,173
Accounts payable and accrued expenses	4,643	(2,285)
Advance deposits	553	2,820
Accrued interest	(195)	(354)

Net cash flow provided by operating activities	36,410	26,718

Cash flows from investing activities:
Improvements and additions to hotel properties	(22,578)	(19,608)
Acquisition of hotel properties	(163,767)	(75,142)
Distributions from joint venture	2,454	804
Purchase of office furniture and equipment	(84)	(194)
Repayment of notes receivable	—	750
Funding of restricted cash reserves	(7,211)	(18,368)
Proceeds from restricted cash reserves	21,545	14,764
Proceeds from sale of investment in hotel properties	28,596	50,001

Net cash flow used in investing activities	(141,045)	(46,993)

Cash flows from financing activities:
Borrowings under credit facilities	240,153	108,129
Repayments under credit facilities	(236,783)	(117,438)
Proceeds from mortgage loans	91,400	—
Repayments of mortgage loans	(63,977)	(1,193)
Mortgage loan premium	(1,870)	—
Payment of deferred financing costs	(1,561)	(5)
Proceeds from exercise of stock options	11,999	374
Proceeds from issuance of preferred shares	—	25,000
Proceeds from issuance of common shares	62,400	33,069
Payment of preferred offering costs	—	(592)
Payment of common offering costs	(978)	(1,322)
Distributions-preferred shares	(9,399)	(7,672)
Distributions-common shares	(17,260)	(15,196)

Net cash flow provided by financing activities	74,124	23,154

Net change in cash and cash equivalents	(30,511)	2,879
Cash and cash equivalents, beginning of period	34,761	6,521

Cash and cash equivalents, end of period	$4,250	$9,400

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

As of September 30, 2004, the Company owned interests in 18 hotels with approximately 6,100 suites/rooms located in 10 states and the District of Columbia. The Company owns 100% equity interests in 17 of the hotels and a non-controlling 9.9% equity interest in a joint venture that owns one hotel. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) base rent or (ii) participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 15 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 11). Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. The hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a non-controlling 9.9% equity interest (see Note 2).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of the operating partnership. The Company owned approximately 98.7% of the operating partnership at September 30, 2004. At September 30, 2004, the remaining 1.3% is held by other limited partners who hold 383,090 limited partnership units. Limited partnership units are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared by management in accordance with the financial information and accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2003 audited financial statements included in the Company’s 2003 Annual Report on Form 10-K and present interim disclosures as required by the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements, in the opinion of management, include all adjustments, (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Options granted under the 1998 share option and incentive plan vest over three to four years, therefore the costs related to stock-based compensation for 2004 and 2003 are less than that which would have been recognized if the fair value based method had been applied to all grants since the original effective date of Statement No. 123. Had compensation cost for all of the options granted under the Company’s 1998 share option and incentive plan been determined in accordance with the method required by Statement No. 123, the Company’s net income and net income per common share for the three months and nine months ended September 30, 2004 and 2003, respectively would approximate the pro forma amounts below (in thousands, except per share data).

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	Proforma	Proforma	Proforma	Proforma
Net income applicable to common shareholders	$10,039	$3,254	$10,951	$29,174
Stock-based employee compensation expense	(18)	(22)	(58)	(66)

Proforma net income	$10,021	$3,232	$10,893	$29,108

Proforma net income per common share:
basic (after dividends paid on unvested restricted shares)	$0.36	$0.15	$0.41	$1.50

diluted	$0.35	$0.15	$0.41	$1.48

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

Effective January 16, 2004, the Company entered into an exclusive listing agreement for the sale of its Omaha property. The asset was classified as held for sale at that time because the property was being actively marketed and sale was expected to occur within one year; accordingly depreciation was suspended. Based on initial pricing expectations the Company expected to recognize a gain on the sale, therefore no impairment was recognized. Effective June 30, 2004, the Company entered into a purchase and sale agreement, which was amended on July 30, 2004 and August 23, 2004, to sell its Omaha property. The asset was sold on September 15, 2004 (see Note 4) with net sale proceeds of approximately $28,596. The Company believes that it can redeploy the capital into markets with better long-term fundamentals, thereby improving the return on its invested capital. Total revenues related to the asset of $2,863 and $9,829, comprised of primarily hotel operating revenues, and income before income tax expense related to the asset of $592 and $2,030 for the three months and nine months ended September 30, 2004, respectively, are included in discontinued operations. Revenues and expenses for the three months and nine months ended September 30, 2003 have been reclassified to conform to the current presentation.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company allocated no interest expense to discontinued operations for the three months and nine months ended September 30, 2004, respectively.

As of September 30, 2004, the Company had unsettled assets and liabilities of $622 and $599, respectively, related to the sale of the Omaha property. The Company expects all assets and liabilities to be settled by the end of first quarter of 2005. At September 30, 2004, the Company had no assets and liabilities for assets held for sale.

4.	Disposition of Hotel Property

On September 15, 2004, the Company sold the Omaha Marriott hotel for $28,500 resulting in a gain of approximately $2,643. The gain is recorded in discontinued operations in the accompanying consolidated financial statements. The asset was classified as held-for-sale effective January 16, 2004 at which time depreciation was suspended. Based on initial pricing expectations, the Company expected a gain on the sale of the asset, and, as such, no impairment of the asset was recorded.

5.	Acquisition of Hotel Properties

On February 10, 2004, the Company acquired a 100% interest in the Indianapolis Marriott Downtown, a 615-room, full-service hotel located in downtown Indianapolis, Indiana, for $106.0 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility, a portion of which was repaid when the Company entered into a mortgage agreement secured by the Indianapolis property in February 2004 (see Note 6). The property is leased to LHL, and White Lodging Services Corporation manages the property.

On May 28, 2004, the Company acquired a 100% interest in the Hilton Alexandria Old Town, a 241-room, upscale full-service hotel located in the heart of historic downtown Alexandria, Virginia, for $59.0 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Sandcastle Resorts & Hotels manages the property.

6.	Long-Term Debt

Credit Facilities

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million, which matures on December 31, 2006 and has a one-year extension option. On August 30, 2004, the Company, in accordance with bank facility terms, executed a commitment agreement expanding the commitment facility from $215.0 to $300.0 million. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. As of September 30, 2004, the Company is in compliance with the financial covenants. Borrowings under the senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three months and nine months ended September 30, 2004, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 3.9% and 3.6%, respectively. Interest expense for the three months and nine months ended September 30, 2004 was $453 and $1,633, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2004. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.25% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $124 and $305 for the three months and nine months ended September 30, 2004, respectively. At September 30, 2004 and December 31, 2003, the Company had no outstanding borrowings under the senior unsecured bank facility.

On August 30, 2004, LHL amended and increased its three-year $13.0 million unsecured revolving credit facility to allow for maximum borrowings of $25.0 million. The LHL credit facility is to be used for working capital and general corporate purposes and is due to mature on December 31, 2006. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the three months and nine months ended September 30, 2004 was 3.6% and 3.5%, respectively Interest expense for the three months and nine months ended September 30, 2004, respectively was $94 and $156. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.25% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of approximately $5 and $16 for the three months and nine months ended September 30, 2004, respectively. At September 30, 2004 and December 31, 2003, the Company had $3.4 million and zero, respectively, outstanding borrowings under the LHL credit facility.

Bonds Payable

The Company is the obligor with respect to $37.1 million tax-exempt special project revenue bonds and $5.4 million taxable special project revenue bonds, both issued by the Massachusetts Port Authority (collectively, the “MassPort Bonds”). The MassPort Bonds which mature on March 1, 2018, bear interest based on a weekly floating rate and have no principal reductions prior to their scheduled maturities. The MassPort Bonds may be redeemed at any time at the Company’s option without penalty. The bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007 and are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6.0 million letter of credit from the Company. If GE Capital Corporation fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found the Company may be required to pay off the bonds. The weighted average interest rate for the three months and nine months ended September 30, 2004 was 1.3% and 1.1%, respectively. Interest expense for the three months and nine months ended September 30, 2004, respectively was $137 and $363. In addition to the interest payments, the Company incurs a 2.0% annual maintenance fee, which is included in amortization of deferred financing costs. At both September 30, 2004 and December 31, 2003, the Company had outstanding bonds payable of $42.5 million.

Mortgage Loans

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Sheraton Bloomington Hotel Minneapolis South, located in Bloomington, Minnesota and the Westin City Center Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months and nine months ended September 30, 2004, respectively was $870 and $2,622. The loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the two hotels that secure the loan. This mortgage loan had a principal balance of $42,884 and $43,515 at September 30, 2004 and December 31, 2003, respectively.

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Le Montrose Suite Hotel located in West Hollywood, California. The mortgage loan bears interest at a fixed rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule. Interest expense for the three months and nine months ended September 30, 2004, respectively was $291 and $871. The mortgage loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premium and real estate taxes on the Le Montrose Suite Hotel. This mortgage loan had a principal balance of $14,097 and $14,231 at September 30, 2004 and December 31, 2003, respectively.

The Company, through a wholly owned partnership, is subject to a five-year mortgage that is secured by the San Diego Paradise Point Resort. The mortgage loan matures on February 1, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 5.25% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months and nine months ended September 30, 2004, respectively was $862 and $2,581. The loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the hotel that secures the loan. This mortgage loan had a principal balance of $64,184 and $65,000 at September 30, 2004 and December 31, 2003.

The Company, through a wholly owned partnership is subject to a three-year mortgage loan that is secured by the Indianapolis Marriott Downtown. The mortgage loan matures on February 9, 2007 and can be extended at the option of the Company for two additional one-year terms. The loan agreement does not allow for prepayment without penalty prior to February 25, 2006. The mortgage loan bears interest at the London InterBank Offered Rate plus 1.0%. As of September 30, 2004, the interest rate was 2.3%. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore fixes the mortgage interest rate at 3.56%. Monthly interest-only payments are due in arrears throughout the term. Interest expense for the three months and nine months ended September 30, 2004, respectively was $363 and $786 for the mortgage secured by the Indianapolis property plus an additional $149 and $433, respectively, for the interest rate swap. The mortgage loan had a principal balance of $57,000 and zero at September 30, 2004 and December 31, 2003, respectively.

The Company assumed a five-year mortgage loan of $62,845 secured by the Lansdowne Resort located in Lansdowne, Virginia when it acquired the property in June 2003. The mortgage loan had an interest rate floor of 7.5%. Interest expense for the three months and nine months ended September 30, 2004 was zero and $457, respectively. The mortgage loan permitted prepayment beginning on February 11, 2004, and on February 11, 2004 the Company paid in full the $62,326 balance of the mortgage loan. Under the terms of the purchase agreement, upon prepayment the seller was entitled to the $5,019 debt service reserve, less any prepayment penalty. On February 12, 2004, the Company paid the seller $3,149 in cash representing the $5,019 debt service reserve escrow less a $1,870 prepayment penalty. The source of funding for the prepayment was the Company’s senior unsecured bank facility. At the time of acquisition, the Company recorded the mortgage at its fair value resulting in the Company recognizing a gain on the debt extinguishment of $70.

On August 26, 2004, the Company, through LHO Alexandria One, L.L.C., entered into a five-year mortgage loan totaling $34,400 that is secured by the Hilton Alexandria Old Town Hotel located in Alexandria, Virginia. The mortgage loan matures on August 31, 2009 and does not allow for prepayment with out penalty prior to July 1, 2009. The mortgage loan bears interest at a fixed rate of 4.98% and requires interest and principal payments based on a 25-year amortization. Interest expense for both the three and nine months ended September 30, 2004 was $171. The mortgage loan had a principal balance of $34,400 and zero at September 30, 2004 and December 31, 2003, respectively.

7.	Commitments and Contingencies

Ground Leases

Four of the hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Sheraton Bloomington Hotel Minneapolis South (the parking lot only) and Indianapolis Marriott Downtown, are subject to ground leases under non-cancelable operating leases with terms ranging out to May 2099. Total ground lease expense for the three months and nine months ended September 30, 2004, respectively was $1,111 and $2,713.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $18,600 at September 30, 2004. The reserve requirements for five hotels are contained in certain long-term operating/franchise agreements, which require the reserves to be maintained through furniture, fixtures and equipment restricted cash escrows. These five operating agreements require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. As of September 30, 2004, $5,299 was available in restricted cash reserves for future capital expenditures. Thirteen of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of September 30, 2004, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $13,301. Amounts will be recorded as incurred. As of September 30, 2004, purchase orders and letters of commitment totaling approximately $21,651 have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

The joint venture operating agreement requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Restricted Cash Reserves

At September 30, 2004, the Company held $7,654 in restricted cash reserves. Included in such amounts are (i) $1,855 deposited in mortgage escrow accounts pursuant to mortgages to pre-fund a portion of certain hotel expenses, (ii) $5,299 of reserve funds relating to the hotels with operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures and (iii) $500 for future renovations and conversion costs expected to be incurred related to the Bloomington, Minnesota property re-branding under the Sheraton brand affiliation.

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

In 2002, the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The Company believes, however, it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. The contingent lease termination expense was therefore net of the holdover rent the Company believes it is entitled to for both properties. In the first, second and third quarters of 2003, the Company adjusted this liability by additional holdover rent of $395, $380 and $52, respectively, that it believes it is entitled to for the Dallas property. These amounts were recorded as other income in the accompanying consolidated financial statements. The contingent lease termination expense recognized cumulatively since 2002 is comprised of (dollars in thousands):

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Quarter Ended September 30, 2004	Cumulative Expense Recognized From December 31, 2002 through September 30, 2004
Estimated arbitration award	$5,749	$—	$5,749
Legal fees related to litigation	2,610	1,350	3,960
Holdover rent	(4,844)	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	(1,495)

Net contingent lease termination expense	$2,520	$850	$3,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of approximately $2.4 million as of September 30, 2004, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents will be collectible or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations, including certain working capital notes and outstanding base rent.

Meridien also has sued the Company and one of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. The Company intends to vigorously challenge Meridien’s claims if and when this matter gets set for trial.

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

On April 22, 2004, the Company granted an aggregate of 3,000 restricted common shares of beneficial interest to the Company’s Board of Trustees. These restricted shares vest over three years. These common shares were issued under the 1998 share option and incentive plan.

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

During the three months ended September 30, 2004, executives and employees of the Company exercised 59,000 options to purchase common shares of beneficial interest. These common shares were issued under the 1998 share option and incentive plan.

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

On August 13, 2004, the Company paid its July 2004 monthly distribution of $0.08 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of July 31, 2004.

On September 15, 2004, the Company paid its August 2004 monthly distribution of $0.08 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of August 1, 2004.

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

As of September 30, 2004, there were no common shares of beneficial interest in treasury.

Operating Partnership Units

As of September 30, 2004 and December 31, 2003, the operating partnership had 383,090 and 424,686 units outstanding, representing a 1.3% and 1.7% partnership interest held by the limited partners, respectively.

9.	Share Option and Incentive Plan

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

On April 22, 2004, the Company granted an aggregate of 3,000 restricted common shares of beneficial interest to the Company’s Board of Trustees. These restricted shares vest over three years. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. The fair market value of the common stock on the date of the grant was $21.22. Compensation expense recognized for the restricted shares issued April 22, 2004 and classified as general and administrative expense in the accompanying consolidated financial statements for the three and nine months ended September 30, 2004 was $5 and $9, respectively. These common shares were issued under the 1998 share option and incentive plan.

At September 30, 2004 and December 31, 2003, there were 236,870 and 283,302 common shares, respectively, available for future grant under the 1998 share option and incentive plan.

10.	Financial Instruments: Derivatives and Hedging

The Company uses interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore fixes the mortgage interest rate at 3.56%. As of September 30, 2004, there was $558 in unrealized gains included in accumulated other comprehensive income, a component of shareholders’ equity. The hedge is effective in offsetting the variable cash flows; therefore no gain or loss was realized in earnings during the three months and nine months ended September 30, 2004, respectively.

The following table summarizes the notional value and fair value of the Company’s derivative financial instrument. The notional value at September 30, 2004 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At September 30, 2004:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$57,000	2.555%	2/9/07	$558

At September 30, 2004, the derivative instrument was reported at its fair value of $558 and is included within prepaid expenses and other assets in the accompanying consolidated financial statements.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income/loss or in earnings depending on the type of hedging relationship and effectiveness. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses reported in accumulated other comprehensive income/loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. For the three months and nine months ended September 30, 2004, respectively, the Company reclassified $149 and $433 of accumulated other comprehensive loss to earnings as interest expense in conjunction with any interest rate swaps.

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

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
General and administrative	$6,423	$5,044	$18,084	$13,435
Sales and marketing	4,624	3,465	13,710	9,218
Repairs and maintenance	3,006	2,217	8,380	6,261
Utilities and insurance	2,936	2,408	7,815	5,709
Management and incentive fees	2,844	2,385	7,078	5,437
Other expenses	1,107	572	2,945	1,269

Total other indirect expenses	$20,940	$16,091	$58,012	$41,239

Effective March 16, 2004, LHL terminated its management agreement with Radisson Hotels and Resorts to manage the 565-room convention hotel in Bloomington, Minnesota. The hotel was re-flagged as the Sheraton Bloomington Hotel Minneapolis South. Starwood Hotels and Resorts Worldwide, Inc. was selected to manage the property as a Sheraton, Starwood’s upscale brand.

As of September 30, 2004, LHL leases the following 15 hotels owned by the Company:

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

12.	Income Taxes

Income tax benefit of $627 is comprised of state and local tax expense of $383 on the operating partnership’s income and federal, state and local tax benefit of $1,010 on LHL’s loss of $2,810 before income tax benefit.

The components of the LHL income tax benefit were as follows:

	For the nine months ended September 30,
	2004	2003
Federal:
Current	$—	$—
Deferred	813	2,504
State and local:
Current	—	—
Deferred	197	686

Total income tax benefit	$1,010	$3,190

The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of September 30, 2004, the Company had a deferred tax asset of $11,519 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 thru 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. Reversal of deferred tax asset in the subsequent year cannot be reasonably estimated.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$6,860	$3,552	$6,458	$(7,698)
Discontinued operations	3,179	(298)	4,493	36,872

Net income applicable to common shareholders before dividends paid on unvested restricted shares	10,039	3,254	10,951	29,174
Dividends paid on unvested restricted shares	(61)	(47)	(169)	(140)

Net income applicable to common shareholders, after dividends paid on unvested restricted shares	$9,978	$3,207	$10,782	$29,034

Denominator:
Weighted average number of common shares - basic	27,805,183	20,738,660	26,087,859	19,254,958
Effect of dilutive securities:
Unvested restricted shares	255,473	221,053	258,230	223,300
Common stock options	290,640	237,338	368,665	178,842

Weighted average number of common shares - diluted	28,351,296	21,197,051	26,714,754	19,657,100

Basic Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations and after dividends paid on unvested restricted shares	$0.25	$0.17	$0.24	$(0.41)
Discontinued operations	0.11	(0.01)	0.17	1.91

Net income applicable to common shareholders per weighted average common share, after dividends paid on unvested restricted shares	$0.36	$0.16	$0.41	$1.50

Diluted Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations	$0.24	$0.16	$0.24	$(0.39)
Discontinued operations	0.11	(0.01)	0.17	1.87

Net income applicable to common shareholders per weighted average common share	$0.35	$0.15	$0.41	$1.48

14.	Comprehensive Income

For the nine months ended September 30, 2004, comprehensive income was $11,509. As of September 30, 2004 and December 31, 2003 the Company’s accumulated other comprehensive income was $558 and zero, respectively. The change in accumulated other comprehensive income was entirely due to the Company’s unrealized gains on its interest rate derivative. For the three months and nine months ended September 30, 2004, respectively, the Company reclassified $149 and $433 of accumulated other comprehensive income to earnings as interest expense. Within the next twelve months the Company expects to reclassify $95 of the amount held in accumulated other comprehensive income to earnings as interest expense.

15.	Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2004	2003
Interest paid, net of capitalized interest	$10,104	$11,298

Interest capitalized	$496	$148

Distributions payable (common shares)	$2,280	$4,018

Distributions payable (preferred shares)	$3,133	$2,557

Issuance of common shares for board of trustees compensation	$37	$36

Repurchase of common shares (treasury shares)	$(10,641)	$—

Issuance of common shares from treasury	$10,641	$—

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$165,268	$139,910
Mortgage loan assumed	—	(62,845)
Other assets	822	6,813
Liabilities	(2,323)	(8,736)

Acquisition of hotel properties	$163,767	$75,142

In conjunction with the hotel disposition, the Company disposed the following assets and liabilities:
Sale of real estate	$(25,755)	$(71,562)
Mortgage loan assumed	—	58,072
Other assets	63	(624)
Liabilities	(261)	909
Gain on sale of property disposed of	(2,643)	(36,796)

Disposition of hotel properties	$(28,596)	$(50,001)

16.	Pro Forma Financial Information

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Total revenues	$85,892	$74,976	$228,155	$176,241
Net income applicable to common shareholders	$10,322	$4,690	$11,300	$31,187
Net income applicable to common shareholders per weighted average common share:
basic (after dividends paid on unvested restricted shares)	$0.37	$0.22	$0.43	$1.61
diluted	$0.36	$0.22	$0.42	$1.59
Weighted average number of common shares outstanding:
basic	27,805,183	20,783,660	26,087,859	19,254,958
diluted	28,351,296	21,197,051	26,714,754	19,657,100

17.	Subsequent Events

On October 6, 2004, the Company granted 6,465 restricted common shares of beneficial interest to the Company’s employees. The restricted shares granted vest over three years, starting January 1, 2006. These common shares were issued under the 1998 share option and incentive plan.

On October 15, 2004, the Company declared monthly cash distributions to shareholders of the Company and partners of the operating partnership, in the amount of $0.08 per common share of beneficial interest/unit for each of the months of October, November and December 2004.

On October 15, 2004, the Company paid its September 2004 monthly distribution of $0.08 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of September 30, 2004.

On October 15, 2004, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended September 30, 2004 to preferred shareholders of record at the close of business on October 1, 2004.

On October 15, 2004, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended September 30, 2004 to preferred shareholders of record at the close of business on October 1, 2004.

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

Overview

The third quarter was an improving quarter for the travel industry, the lodging business and the Company. Travel, in general, was positively affected by a number of factors including the improving economy, which resulted in higher occupancies and average daily rates at the hotels. In particular, business travel improved in the quarter. The Company’s revenues come primarily from hotel operating revenues from its hotels. Hotel operating revenues include room revenue, food and beverage revenue and other ancillary revenue such as golf revenue at our two golf resorts, telephone and parking revenue.

For the third quarter of 2004, the Company had net income of $10.0 million, or $0.35 per diluted share. Funds from Operations (“FFO”) was $17.8 million, or $0.62 per diluted share/unit and earnings before interest, taxes, depreciation and amortization (“EBITDA”) was $28.3 million. Room revenue per available room (“RevPAR”) was $120.95. Management considers RevPAR and EBITDA to be key measures of the individual hotels’ performances. RevPAR for the total portfolio increased 11.7% for the quarter and EBITDA for the total hotel portfolio increased 13.8%. The RevPAR increase is attributable to an Average Daily Rate (“ADR”) increase of 5.0% to $161.11, and an occupancy improvement of 6.3% to 75.1%. The EBITDA increase is attributable to a 8.2% increase in revenues and a 152 basis point increase in EBITDA margin.

For the nine months ending September 30, 2004, the Company had net income of $11.0 million, or $0.41 per diluted share. FFO was $38.2 million, or $1.41 per diluted share/unit and earnings before interest, taxes, depreciation and amortization (“EBITDA”) was $61.7 million. Room revenue per available room (“RevPAR”) was $107.13. RevPAR for the total portfolio increased 12.2% over last year. EBITDA for the total hotel portfolio decreased 16.7%. The RevPAR increase is attributable to an Average Daily Rate (“ADR”) increase of 4.3% to $153.08, and an occupancy improvement of 7.6% to 70.0%. The EBITDA increase is attributable to a 9.6% increase in revenues and a 163 basis point increase in EBITDA margins.

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

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (15 hotels), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $21.1 million, from $53.7 million in 2003 to $74.8 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$10.4 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$3.5 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$1.5 million increase from the Hotel George, which was purchased in September 2003; and

•	$1.1 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July 2003.

The remaining change is an increase of $4.6 million, or 8.6%, which is attributable to an 11.7% increase in RevPAR and a 26.4% increase in other non-room revenues, primarily attributable to increased occupancy, for our other properties leased to LHL. The increase in RevPAR is attributable to increases in average daily rates and higher occupancies primarily from stronger business travel.

Overall, travel levels improved in the third quarter, when the industry benefited from continued relatively strong leisure demand and significant increases in demand from business travelers. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth this quarter, with occupancies for the Company’s portfolio up an average of 6.3% in the quarter. With demand improving during the quarter, continuing to reflect the early stage of an industry recovery, room rates also improved, but to a lesser degree. Both the leisure traveler and the business traveler, group and transient, continue to be price sensitive, utilizing an aggressive negotiation posture and internet sites to shop for the lowest rates. Additionally, the business is more competitive now because transient guests tend to book their rooms closer to their time of stay than in the past, and transient rooms get priced lower than they otherwise would have. Despite these rate challenges, many of the Company’s hotels experienced ADR increases during the quarter, especially at our urban hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees increased $0.1 million from $7.0 million in 2003 to $7.1 million in 2004. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.1 million decrease from the Westin City Center Dallas, which lease was transferred to LHL in July 2003.

The remaining change is an increase of $0.2 million, or 2.9%, and is a result of a slight overall increase in average daily rate at the hotels leased to third party lessees.

Hotel operating expenses

Hotel operating expenses increased approximately $13.2 million from $37.3 million in 2003 to $50.5 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$6.9 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$1.9 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$0.9 million increase from the Hotel George, which was purchased in September 2003; and

•	$0.7 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July 2003.

The remaining change is an increase of $2.8 million, or 7.5%, a result of higher occupancies at the hotels as well as above inflation increases in payroll and related employee costs and benefits, sales and marketing, insurance and energy costs.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $2.1 million from $7.9 million in 2003 to $10.0 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.3 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$0.5 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$0.2 million increase from the Hotel George, which was purchased in September 2003.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $0.4 million from $3.7 million in 2003 to $4.1 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.4 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004; and

•	$0.1 million increase from the Hilton Alexandria Old Town which was purchased in May 2004.

The remaining real estate taxes, personal property taxes, insurance and ground rent remained approximately equivalent for the third quarter 2004 compared to the third quarter 2003.

General and administrative expenses

General and administrative expense increased approximately $0.3 million from $1.9 million in 2003 to $2.2 million in 2004 primarily as a result of increases in audit fees and payroll related expenses to executives and employees.

Interest expense

Interest expense decreased by approximately $0.3 million from $3.6 million in 2003 to $3.3 million in 2004 due to a decrease in the weighted average interest rate offset by an increase in the Company’s weighted average debt outstanding and an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $265.1 million in 2003 to $290.0 million in 2004, which includes, (i) additional borrowings under the Company’s bank facility to finance other capital improvements during 2003 and 2004 (ii) additional borrowings to purchase the Hotel George in September 2003, (iii) additional borrowings to purchase the Indianapolis Marriott Downtown in February 2004 and (iv) $59.0 million additional borrowings to purchase the Hilton Alexandria Old Town in May 2004, offset by: (v) a $26.9 million net pay down in September 2003 on the Company’s bank facility with proceeds from the September 2003 Series B Preferred Share offering, (vi) $50.0 million net pay down on the Company’s bank facility with proceeds from the November 2003 common stock offering, (vii) $61.5 million net pay down on the Company’s bank facility with proceeds from the May 2004 common stock offering, (viii) pay-off of the mortgage secured by the Lansdowne Resort in February 2004, (ix) an $18.0 million and $8.0 million paydown on the company’s bank facility and the LHL facility, respectively, with proceeds from the sale of Omaha Marriott on September 15, 2004, and (x) additional pay downs on the Company’s bank facility with operating cash flows. The Company’s weighted average interest rate related to continuing operations decreased from 5.6% in 2003 to 4.8% in 2004. Capitalized interest increased by approximately $0.1 million from $0.1 million in 2003 to approximately $0.2 million in 2004.

Income taxes

Income tax expense increased approximately $0.6 million from an immaterial benefit in 2003 to $0.6 million expense in 2004. For the three months ended September 30, 2004, the REIT incurred state and local income tax expense of approximately $0.1 million. LHL’s net income before income tax expense increased by approximately $1.5 million from a $0.3 million loss in 2003 to $1.2 million income in 2004. Accordingly, for the three months ended September 30, 2004, LHL recorded a federal income tax expense of approximately $0.4 million (using an estimated tax rate of 30.8%) and a state and local tax expense of approximately $0.1 million (using an estimated tax rate of 10.7%). Additionally, LHL recorded estimated state tax payments of less than $0.1 million. The portion of LHL’s income tax benefit/expense relating to the Omaha property, the New Orleans property and the Key West property has been reclassified to discontinued operations. The following table summarizes the income tax (benefit) expense (dollars in thousands):

	For the three months ended September 30,
	2004	2003
REIT state and local tax expense	$56	$56
LHL federal, state and local tax (benefit) expense	558	(131)

Total tax (benefit) expense	614	(75)

Less: LHL federal, state and local tax expense (benefit) related to discontinued operations	(56)	20

Total continuing operations tax (benefit) expense	$558	$(55)

As of September 30, 2004, the Company had a deferred tax asset of $11,519 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 thru 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. The deferred tax asset is classified as non-current because the reversal in the subsequent year cannot be reasonably estimated.

Minority interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. For the three months ended September 30, 2004, the weighted average aggregate partnership interest held by the limited partners in the operating partnership was approximately 1.5%.

Discontinued operations

Net income from discontinued operations is a result of the sale of the Omaha property, the Holiday Inn Beachside Resort property and the New Orleans property in September 2004, July 2003 and April 2003, respectively. Net income from discontinued operations increased by approximately $3.5 million from a loss of $0.3 million in 2003 to a net income of $3.2 million in 2004. The following table summarizes net income from discontinued operations from 2004 and 2003 (dollars in thousands):

	For the three months ended September 30,
	2004	2003
Net lease income from Omaha property	$508	$283
Net operating income from Omaha property	135	98
Net lease loss from New Orleans property	—	(8)
Net operating loss from New Orleans property	—	(78)
Net lease loss from Key West property	—	(258)
Net operating loss from Key West property	—	(67)
Gain on sale of Omaha property	2,643	—
Loss on sale of New Orleans property	—	(295)
Minority interest related to Omaha property	(51)	(7)
Minority interest related to New Orleans property	—	1
Minority interest related to Key West property	—	13
Income tax expense related to Omaha property	(56)	(40)
Income tax benefit related to New Orleans property	—	32
Income tax benefit related to Key West property	—	28

Net income (loss) from discontinued operations	$3,179	$(298)

Distributions to preferred shareholders

Distributions to preferred shareholders increased $0.5 million from $2.6 million in 2003 to $3.1 million in 2004. The Series B Preferred Shares were issued on September 30, 2003. Distributions were paid for the Series B Preferred Shares for the entire third quarter of 2004, but there were no Series B Preferred Shares distributions in the third quarter of 2003. Distributions on the Series A Preferred Shares were paid for the entire third quarter of 2004 and 2003.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (15 hotels), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $78.6 million, from $117.4 million in 2003 to $196.0 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$27.6 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$15.9 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$9.2 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July 2003;

•	$5.5 million increase from the Hotel George, which was purchased in September 2003; and

•	$5.0 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004.

The remaining change is an increase of $15.4 million, or 13.1%, which is attributable to a 12.2% increase in RevPAR and a 57.1% increase in other non-room revenues, primarily attributable to increased occupancy, for our other properties leased to LHL. While ADR was up 4.3%, the increase in RevPAR is primarily attributable to higher occupancies from stronger business travel.

Overall, travel levels improved in the first three quarters, when the industry benefited from continued relatively strong leisure demand and significant increases in demand from business travelers. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth during the first nine months, with occupancies for the Company’s portfolio up an average of 7.6% during 2004. With demand improving during 2004, continuing to reflect the early stage of an industry recovery, the Company is beginning to find it easier to achieve increased ADRs. Nevertheless, both the leisure traveler and the business traveler, group and transient, continue to be price sensitive, utilizing an aggressive negotiation posture and internet sites to shop for the lowest rates. Additionally, the business is more competitive now because transient guests tend to book their rooms closer to their time of stay than in the past, and transient rooms get priced lower than they otherwise would have. Despite these rate challenges, many of the Company’s hotels experienced ADR increases during the first three quarters, especially at our urban hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) decreased $1.9 million from $17.5 million in 2003 to $15.6 million in 2004. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. This decrease includes amounts that are not comparable year-over-year as follows:

•	$1.6 million decrease from the Westin City Center Dallas, which lease was transferred to LHL in July 2003.

The remaining change is a decrease of $0.3 million, or 1.7%, and is a result of a decrease in RevPAR at the hotels leased to third party lessees. The lower RevPAR resulted from decreased ADR from weak group and leisure demand and the difficult comparison to last year’s first quarter that included the significant benefits of the Super Bowl.

Hotel operating expenses

Hotel operating expenses increased approximately $50.3 million from $87.0 million in 2003 to $137.3 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$18.0 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$11.1 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$6.8 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July 2003;

•	$3.2 million increase from the Hotel George, which was purchased in September 2003; and

•	$2.8 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004.

The remaining change is an increase of $8.4 million, or 9.6%, and is a result of higher occupancies at the hotels as well as above inflation increases in payroll and related employee costs and benefits, sales and marketing, insurance and energy costs.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $5.2 million from $23.5 million in 2003 to $28.7 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$3.5 million from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$1.5 million from the Lansdowne Resort, which was purchased in June 2003;

•	$0.7 million from the Hilton Alexandria Old Town, which was purchased in May 2004,

•	$0.6 million from the Hotel George, which was purchased in September 2003.

The remaining change is a decrease of $1.1 million because certain furniture, fixture and equipment assets were fully depreciated during 2003 and 2004.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $1.9 million from $9.5 million in 2003 to $11.4 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.9 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$0.4 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$0.3 million increase from the Hotel Viking, San Diego Paradise Point and Holiday Inn on the Hill;

•	$0.2 million increase from the Hotel George, which was purchased in September 2003;

•	$0.1 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004.

The remaining real estate taxes, personal property taxes, insurance and ground rent remained approximately equivalent for the first three quarters of 2004 compared to the first three quarters of 2003.

General and administrative expenses

General and administrative expense increased approximately $0.8 million from $5.6 million in 2003 to $6.4 million in 2004 primarily as a result of increases in audit fees and payroll related expenses to executives and employees.

Interest expense

Interest expense increased by approximately $0.6 million from $9.3 million in 2003 to $9.9 million in 2004 due to an increase in the Company’s weighted average debt outstanding, offset by a decrease in the weighted average interest rate and an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $261.9 million in 2003 to $289.0 million in 2004, which includes (i) assumption of a $65.2 million mortgage loan (including a $2.4 million mortgage premium) in conjunction with the purchase of the Lansdowne Resort in June 2003, (ii) additional borrowings under the Company’s bank facility to finance other capital improvements during 2003 and 2004, (iii) additional borrowings to purchase the Hotel George in September 2003, (iv) additional borrowings to purchase the Indianapolis Marriott Downtown in February 2004, (v) additional borrowings to purchase the Hilton Alexandria Old Town in May 2004, offset by: (vi) a $32.0 million pay down in June 2003 on the Company’s bank facility with proceeds from the June 2003 common stock offering and (vii) a $26.9 million net pay down in September 2003 on the Company’s bank facility with proceeds from the September 2003 Series B Preferred Share offering, (viii) $50.0 million net pay down on the Company’s bank facility with proceeds from the November 2003 common stock offering, (ix) $61.5 million net pay down on the Company’s bank facility with proceeds from the May 2004 common stock offering, (x) pay-off of the mortgage secured by the Lansdowne Resort in February 2004, (xi) an $8.0 million and $18.8 million paydown on the LHL Credit facility and the company’s bank facility, respectively, with proceeds from the sale of Omaha Marriott on September 15, 2004, and (xii) additional pay downs on the Company’s bank facility with operating cash flows. The Company’s weighted average interest rate related to continuing operations decreased from 5.6% in 2003 to 4.8% in 2004. Capitalized interest increased by approximately $0.4 million from $0.1 million in 2003 to $0.5 million in 2004.

Income taxes

Income tax benefit decreased approximately $2.1 million from $2.9 million in 2003 to $0.8 million in 2004. For the nine months ended September 30, 2004, the REIT incurred state and local income tax expense of approximately $0.4 million. LHL’s net loss before income tax benefit decreased by approximately $5.3 million from $8.1 million in 2003 to $2.8 million in 2004. Accordingly, for the nine months ended September 30, 2004, LHL recorded a federal income tax benefit of approximately $0.8 million (using an estimated tax rate of 30.8%) and a state and local tax benefit of approximately $0.3 million (using an estimated tax rate of 10.7%). Additionally, LHL recorded estimated tax payments of approximately $0.1 million. The portion of LHL’s income tax benefit relating to the Omaha property, the New Orleans property and the Key West property has been reclassified to discontinued operations. The following table summarizes the income tax (benefit) expense (dollars in thousands):

	For the nine months ended September 30,
	2004	2003
REIT state and local tax expense	$383	$403
LHL federal, state and local tax benefit	(1,010)	(3,190)

Total tax benefit	(627)	(2,787)

Less: LHL federal, state and local tax expense related to discontinued operations	(180)	(70)

Total continuing operations tax benefit	$(807)	$(2,857)

As of September 30, 2004, the Company had a deferred tax asset of $11,519 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 thru 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. The deferred tax asset is classified as non-current because the reversal in the subsequent year cannot be reasonably estimated.

Minority interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At September 30, 2004, the aggregate weighted average partnership interest held by the limited partners in the operating partnership was approximately 1.59%. The following table summarizes the change in minority interest (dollars in thousands):

	For the nine months ended September 30,
	2004	2003
Net income before minority interest	$20,678	$37,651
Weighted average minority interest percentage	1.59%	2.14%

Minority interest	328	805
Less: minority interest related to discontinued operations	(72)	(806)

Total continuing operations minority interest	$256	$(1)

Discontinued operations

Net income from discontinued operations is a result of the sale of the Omaha property, the Holiday Inn Beachside Resort and the New Orleans property in September 2004, July 2003 and April 2003, respectively. Net income from discontinued operations decreased by approximately $32.4 million from $36.9 million in 2003 to $4.5 million in 2004. The following table summarizes net income from discontinued operations from 2004 and 2003 (dollars in thousands):

	For the nine months ended September 30,
	2004	2003
Net lease income from Omaha property	$1,668	$640
Net operating income from Omaha property	434	391
Net lease loss from New Orleans property	—	(122)
Net operating income from New Orleans property	—	72
Net lease income from Key West property	—	270
Net operating loss from Key West property	—	(299)
Gain on sale of Omaha property	2,643	—
Gain on sale of New Orleans property	—	36,796
Minority interest related to Omaha property	(72)	(19)
Minority interest related to New Orleans property	—	2
Minority interest related to Key West property	—	(789)
Income tax expense related to Omaha property	(180)	(166)
Income tax expense related to New Orleans property	—	(31)
Income tax benefit related to Key West property	—	127

Net income from discontinued operations	$4,493	$36,872

Distributions to preferred shareholders

Distributions to preferred shareholders increased $1.7 million from $7.7 million in 2003 to $9.4 million in 2004. The Series B Preferred Shares were issued on September 30, 2003. Distributions were paid for the Series B Preferred Shares for the entire first, second and third quarters of 2004, but there were no Series B Preferred Shares distributions in the first, second and third quarters of 2003. Distributions on the Series A Preferred Shares were paid for the entire first, second and third quarters of 2004 and 2003.

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

The following is a reconciliation between net income applicable to common shareholders and FFO for the three months and nine months ended September 30, 2004 and 2003 (dollars in thousands, except share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Funds From Operations (FFO):
Net income applicable to common shareholders	$10,039	$3,254	$10,951	$29,174
Depreciation	9,949	8,192	28,732	25,106
Equity in depreciation of joint venture	265	255	790	758
Amortization of deferred lease costs	11	11	34	38
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	158	108	256	(1)
Minority interest in discontinued operations	51	(7)	72	806
Net (gain) loss on sale of property disposed of	(2,643)	295	(2,643)	(36,796)

FFO	$17,830	$12,108	$38,192	$19,085

Weighted average number of common shares and units outstanding:
Basic	28,223,539	21,163,346	26,510,419	19,679,643
Diluted	28,769,652	21,621,737	27,137,314	20,081,786

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

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the three months and nine months ended September 30, 2004 and 2003 (dollars in thousands, except share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$10,039	$3,254	$10,951	$29,174
Interest	3,338	3,605	9,909	10,944
Equity in interest expense of joint venture	130	148	391	441
Income tax (benefit) expense:
Income tax (benefit) expense	558	(55)	(807)	(2,857)
Income tax (benefit) expense from discontinued operations	56	(20)	180	70
Depreciation and other amortization	9,977	8,222	28,813	25,193
Equity in depreciation/amortization of joint venture	286	283	879	841
Amortization of deferred financing costs	590	836	1,657	2,843
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	158	108	256	(1)
Minority interest in discontinued operations	51	(7)	72	806
Distributions to preferred shareholders	3,133	2,557	9,399	7,672

EBITDA	$28,316	$18,931	$61,700	$75,126

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

The joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest was subject to two mortgage loans for an aggregate amount of $120.0 million. The mortgage loans had two-year terms, and were due to expire in July 2004. On April 6, 2004, the joint venture that owns the Chicago Marriott Downtown refinanced its existing two mortgage loans with a new mortgage loan for an aggregate amount of $140.0 million. Upon refinancing, the Company received approximately $1.8 million in cash representing its prorated share of the additional proceeds. The new mortgage loan has a two-year term, expires in April 2006, and can be extended at the option of the joint venture for three additional one-year terms. The mortgage bears interest at the London InterBank Offered Rate plus 2.25%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 7.25%, effectively limiting the rate on the mortgage to 9.5%. As of

September 30, 2004, the interest rate on this mortgage was 4.1%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures the mortgage. The Company’s pro rata share of the loan is approximately $13.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for this mortgage.

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $18.6 million at September 30, 2004. Five of the operating/franchise agreements require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. As of September 30, 2004, $5.3 million was available in restricted cash reserves for future capital expenditures. Thirteen of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of September 30, 2004, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $13.3 million. Amounts will be recorded as incurred. As of September 30, 2004, purchase orders and letters of commitment totaling approximately $21.7 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

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

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million, which matures on December 31, 2006 and has a one-year extension option. On August 30, 2004, the Company, in accordance with bank facility terms, executed a commitment agreement expanding the commitment facility from $215.0 to $300.0 million. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the nine months ended September 30, 2004, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 3.6%. Interest expense for the nine months ended September 30, 2004 was $1.6 million. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2004. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.25% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $0.3 million for the nine months ended September 30, 2004. At September 30, 2004 and December 31, 2003, the Company had no outstanding borrowings against the senior unsecured bank facility.

On August 30, 2004, LHL amended and increased its three-year $13.0 million unsecured revolving credit facility to allow for maximum borrowings of $25.0 million. The LHL credit facility is to be used for working capital and general corporate purposes and is due to mature on December 31, 2006. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the nine months ended September 30, 2004 was 3.5%. Interest expense for the nine months ended September 30, 2004 was less than $0.2 million. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, and currently set at 0.25% of the unused portion of the LHL credit facility. LHL incurred an immaterial unused commitment fee for the nine months ended September 30, 2004. At September 30, 2004 and December 31, 2003, respectively, the Company had outstanding borrowings against the LHL credit facility of $3.4 million and zero.

The Company is the obligor with respect to a $37.1 million tax-exempt special project revenue bond and $5.4 million taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “MassPort Bonds”). The MassPort Bonds which mature on March 1, 2018, bear interest based on a weekly floating rate and have no principal reductions prior to their scheduled maturities. For the nine months ended September 30, 2004, the weighted average interest rate on the MassPort bonds was 1.1%. The MassPort Bonds may be redeemed at any time at the Company’s option without penalty. The bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007 and are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6.0 million letter of credit from the Company. If GE Capital Corporation fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay-off the bonds. Interest expense for the nine months ended September 30, 2004 was $0.4 million. At both September 30, 2004 and December 31, 2003, the Company had outstanding bonds payable of $42.5 million.

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Sheraton Bloomington Hotel Minneapolis South, located in Bloomington, Minnesota and the Westin City Center Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the nine months ended September 30, 2004 was $2.6 million. The loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the two hotels that secure the loan. The principal balance of this mortgage loan was $42.9 million and $43.5 million at September 30, 2004 and December 31, 2003, respectively.

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Le Montrose Suite Hotel located in West Hollywood, California. This loan is subject to a fixed interest rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule. Interest expense for the nine months ended September 30, 2004 was $0.9 million. The mortgage loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premium and real estate taxes on the Le Montrose Suite Hotel. The principal balance of this mortgage loan was $14.1 million and $14.2 million at September 30, 2004 and December 31, 2003, respectively.

The Company, through a wholly owned partnership, is subject to a five-year mortgage loan that is secured by the San Diego Paradise Point Resort. The mortgage loan matures on February 1, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 5.25% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the nine months ended September 30, 2004 was $2.6 million. The loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the hotel that secures the loan. The principal balance of this mortgage loan was $64.2 million and $65.0 million at September 30, 2004 and December 31, 2003, respectively.

The Company, through a wholly owned partnership, is subject to a three-year mortgage loan that is secured by the Indianapolis Marriott Downtown. The mortgage loan matures on February 9, 2007 and can be extended at the option of the Company for two additional one-year terms. The mortgage does not allow for prepayment without penalty prior to February 25, 2006. The mortgage bears interest at the London InterBank Offered Rate plus 1.0%. As of September 30, 2004, the interest rate was 2.3%. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57.0 million balance outstanding on this mortgage loan, and therefore fixes the mortgage interest rate at 3.56%. Monthly interest-only payments are due in arrears throughout the term. Interest expense for the nine months ended September 30, 2004 was $0.8 million for the mortgage secured by the Indianapolis property plus an additional $0.4 million for the interest rate swap. The principal balance of this mortgage loan was $57.0 million and zero at September 30, 2004 and December 31, 2003, respectively.

The Company, through LHO Alexandria One, L.L.C., is subject to a five-year mortgage loan that is secured by the Hilton Alexandria Old Town Hotel located in Alexandria, Virginia. The mortgage loan matures on August 31, 2009 and does not allow for prepayment without penalty prior to July 1, 2009. The mortgage bears interest at fixed rate of 4.98% and requires interest and principal payments based on a 25-year amortization. Monthly interest and principal payments are due in arrears throughout the term. Interest expense for the nine months ended September 30, 2004 was $0.2 million. The principal balance of this mortgage loan was $34.4 million and zero at September 30, 2004 and December 31, 2003, respectively.

At September 30, 2004, the Company had approximately $4.3 million of cash and cash equivalents and approximately $7.4 million of restricted cash reserves.

Net cash provided by operating activities was approximately $36.4 million for the nine months ended September 30, 2004, primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $141.0 million for the nine months ended September 30, 2004, primarily due to the purchases of the Indianapolis Marriott Downtown and the Hilton Alexandria Old Town, outflows for improvements and additions at the hotels, and the funding of restricted cash reserves, offset by proceeds from restricted cash reserves and proceeds from the sale of the Omaha Marriott.

Net cash provided by financing activities was approximately $74.1 million for the nine months ended September 30, 2004, comprised of borrowings under the senior unsecured bank facility, proceeds from mortgage loans, proceeds from the exercise of stock options and proceeds from the May 2004 common stock offering, offset by repayments of borrowings under the senior unsecured bank facility, repayments of mortgage loans, payment of distributions to the common shareholders and unit holders and payments of distributions to preferred shareholders.

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

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $18.6 million at September 30, 2004. Five of the operating/franchise agreements require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. As of September 30, 2004, $5.3 million was available in restricted cash reserves for future capital expenditures. Thirteen of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of September 30, 2004, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $13.3 million. Amounts will be recorded as incurred. As of September 30, 2004, purchase orders and letters of commitment totaling approximately $21.7 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

The joint venture operating agreement requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and, therefore, the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio owned as of September 30, 2004, for the three months and nine months ended September 30, 2004, respectively and 2003, respectively.

	For the three months ended September 30,			For the nine months ended September 30,
	2004	2003	Variance	2004	2003	Variance
Total Portfolio
Occupancy	75.1%	70.6%	6.3%	70.0%	65.0%	7.6%
ADR	161.11	153.36	5.0%	153.08	146.79	4.3%
RevPAR	120.95	108.31	11.7%	107.13	95.47	12.2%

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

In 2002, the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The Company believes, however, it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. The contingent lease termination expense was therefore net of the holdover rent the Company believes it is entitled to for both properties. In the first, second and third quarters of 2003, the Company adjusted this liability by additional holdover rent of $395, $380 and $52, respectively, that it believes it is entitled to for the Dallas property. These amounts were recorded as other income in the accompanying consolidated financial statements. The contingent lease termination expense recognized cumulatively since 2002 is comprised of (dollars in thousands):

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Quarter Ended September 30, 2004	Cumulative Expense Recognized From December 31, 2002 through September 30, 2004
Estimated arbitration award	$5,749	$—	$5,749
Legal fees related to litigation	2,610	1,350	3,960
Holdover rent	(4,844)	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	(1,495)

Net contingent lease termination expense	$2,520	$850	$3,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of approximately $2.4 million as of September 30, 2004, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents will be collectible or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations, including certain working capital notes and outstanding base rent.

Meridien also has sued the Company and one of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. The Company intends to vigorously challenge Meridien’s claims if and when this matter gets set for trial.

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

The Company is exposed to market risk from changes in interest rates. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company borrows at a combination of fixed and variable rates. As of September 30, 2004, approximately $59.7 million of aggregate indebtedness (21.9% of total indebtedness), including the Company’s $13.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel, was subject to variable interest rates.

At September 30, 2004, the Company had no outstanding borrowings under the senior unsecured bank facility. Borrowings under the senior unsecured bank facility bear interest at variable market rates. The weighted average interest rate under the facility for the nine months ended September 30, 2004, respectively was 3.6%. A 0.25% annualized change in interest rates would have changed interest expense by less than $0.1 million for the nine months ended September 30, 2004. This change is based on the weighted average borrowings under the senior unsecured bank facility for the nine months ended September 30, 2004 of $59.6 million.

At September 30, 2004, the Company had $3.4 million outstanding borrowings under the LHL credit facility. Borrowings under the LHL credit facility bear interest at variable market rates. The weighted average interest rate under the facility for the nine months ended September 30, 2004 was approximately 3.5%. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the nine months ended September 30, 2004. This change is based on the weighted average borrowings under the LHL credit facility for the nine months ended September 30, 2004 of $5.8 million.

At September 30, 2004, the Company had outstanding bonds payable of $42.5 million. The bonds bear interest based on weekly floating rates and have no principal reductions for the life of the bonds. The weighted average interest rate for the nine months ended September 30, 2004 was 1.1%. A 0.25% annualized change in interest rates would have changed interest expense by less than $0.1 million for the nine months ended September 30, 2004. This change is based on the weighted average borrowings under the bonds for the nine months ended September 30, 2004 of $42.5 million.

At September 30, 2004, the mortgage loan that is collateralized by the Sheraton Bloomington Hotel Minneapolis South and the Westin City Center Dallas had a balance of $42.9 million. At September 30, 2004, the carrying value of this mortgage loan approximated its fair value as the interest rate associated with the borrowing approximated current market rates available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule.

At September 30, 2004, the mortgage loan that is collateralized by the Le Montrose Suite Hotel located in West Hollywood, California had a balance of $14.1 million. At September 30, 2004, the carrying value of this mortgage approximated its fair value as the interest rate associated with the borrowing approximated current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule.

At September 30, 2004, the mortgage loan that is collateralized by the San Diego Paradise Point Resort had a principal balance of $64.2 million. At September 30, 2004, the carrying value of this mortgage approximated its fair value as the interest rate associated with the borrowing approximated the current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 5.25%, matures on February 1, 2009, and requires interest and principal payments based on a 25-year amortization schedule.

At September 30, 2004, the mortgage loan that is collateralized by the Indianapolis Marriott Downtown had a principal balance of $57.0 million. This mortgage loan bears interest at a floating rate that is reset monthly. However, the Company is party to a fixed interest rate swap agreement that fixes the London InterBank Offered rate at 2.56% for the $57.0 million balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore fixes the mortgage interest rate at 3.56%. At September 30, 2004, the carrying value of the mortgage loan approximated its fair value as the interest rate associated with the borrowings approximated the current market rate available for similar borrowing arrangements. This loan matures on February 9, 2007, can be extended at the option of the Company for two additional one-year terms and requires interest-only payments monthly throughout the term of the loan.

At September 30, 2004, the mortgage loan that is collateralized by the Hilton Alexandria Old Town Hotel had a principal balance of $34.4 million. At September 30, 2004, the carrying value of this mortgage approximated its fair value as the interest rate associated with the borrowing approximated the current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 4.98%, matures on August 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2004. There were no changes to the Company’s internal controls over financial reporting during the third quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings.

Neither the Company nor LaSalle Hotel Operating Partnership, L.P. is currently involved in any litigation of which the ultimate resolution, in the opinion of the Company, is expected to have a material adverse effect on the financial position, operations or liquidity of the Company and the operating partnership.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certifications Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed seven current reports on Form 8-K during the quarter ended September 30, 2004. Information regarding items reported is as follows:

Date	Items Reported On

July 1, 2004	Item 2 – Acquisition or Disposition of Assets

Item 7 – Financial Statements, Pro forma Financial Information and Exhibits

On July 1, 2004, the Company reported additional financial information regarding the acquisition of the Hilton Alexandria Old Town in Alexandria, VA, which was reported on the Form 8-K, filed May 28, 2004.

July 13, 2004	Item 9 – Regulation FD Disclosure

On July 13, 2004, the Company issued a press release announcing it would report its financial results for the second quarter of 2004 on July 21, 2004 after the close of the market and conduct its quarterly conference call on Thursday, July 22, 2004.

July 15, 2004	Item 7 – Financial Statements, Pro forma Financial Information and Exhibits

Item 9 – Regulation FD Disclosure

On July 15, 2004, the Company issued a press release announcing an increase in its monthly dividend to $0.08 per common share of beneficial interest for each of the months of July, August, and September 2004.

July 21, 2004	Item 7 – Financial Statements, Pro forma Financial Information and Exhibits

Item 12 – Results of Operations and Financial Condition

On July 21, 2004, the Company issued a press release announcing its results for the three months and six months ended June 30, 2004, and its outlook for the remainder of 2004.

August 26, 2004	Item 7.01 – Regulation FD Disclosure

Item 9.01 – Financial Statements and Exhibits

On August 26, 2004, the Company issued a press release announcing the successful execution of a $34.4 million secured loan with Wells Fargo Bank at a fixed rate of 4.98 percent.

August 30, 2004	Item 7.01 – Regulation FD Disclosure

Item 9.01 – Financial Statements and Exhibits

On August 30, 2004, the Company issued a press release announcing it had successfully increased its senior unsecured credit facility to $300.0 million from $215.0 million.

September 15, 2004	Item 7.01 – Regulation FD Disclosure

Item 9.01 – Financial Statements and Exhibits

On September 15, 2004, the Company issued a press release announcing the sale of the 299-room Omaha Marriott for $28.5 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: October 20, 2004	BY:	/s/ HANS S. WEGER
Hans S. Weger Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)