Form 10-K
period 2004-12-31
LASALLE HOTEL PROPERTIES
filed 2005-02-24
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-14045

LASALLE HOTEL PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3 Bethesda Metro Center, Suite 1200, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

301/941-1500

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest ($0.01 par value)	New York Stock Exchange
10¼% Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange

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

The aggregate market value of the 27,620,843 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $682.2 million based on the closing price on the New York Stock Exchange for such common shares of beneficial interest on of June 30, 2004.

Number of the Registrant’s common shares of beneficial interest outstanding as of February 15, 2005: 29,888,333.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on or about April 21, 2005 are incorporated by reference in Part III of this report.

LASALLE HOTEL PROPERTIES

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement, for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risk factors discussed in this Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The “Company” means LaSalle Hotel Properties, a Maryland real estate investment trust, and one or more of its subsidiaries (including LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”) and LaSalle Hotel Lessee, Inc. (“LHL”)), or, as the context may require, LaSalle Hotel Properties only or the Operating Partnership only.

PART I

Item 1.	Business

General

The Company was organized as a Maryland real estate investment trust on January 15, 1998 to buy, own and lease primarily upscale and luxury full-service hotels located in convention, resort and major urban business markets. As of December 31, 2004, the Company owned interests in 19 hotels with approximately 6,300 rooms/suites located in ten states and the District of Columbia. Independent hotel operators manage the hotels. The Company is a self-managed and self-administered real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is a legal entity that holds real estate interests, and that may reduce its federal taxable income to the extent it distributes taxable dividends to its shareholders.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of the operating partnership with an approximate 98.7% ownership interest at December 31, 2004. The remaining 1.3% is held by limited partners who hold 383,090 limited partnership units. Limited partnership units are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. The hotels are leased under participating leases that provide for rental payments equal to the greater of (i) base rent or (ii) participating rent based on fixed percentages of gross hotel revenues.

The Company’s principal offices are located at 3 Bethesda Metro Center, Suite 1200, Bethesda, MD 20814. The Company’s website is www.lasallehotels.com. The Company makes available on its website free of charge its filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports.

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

The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies including: Westin Hotels and Resorts, Sheraton Hotels and Resorts Worldwide, Inc., Crestline Hotels & Resorts, Inc., Outrigger Lodging Services, Noble House Hotels and Resorts, Hyatt Hotels Corporation, Kimpton Hotel & Restaurant Group, L.L.C., Benchmark Hospitality, White Lodging Services Corporation, Davidson Hotel Company and Sandcastle Resorts & Hotels. The Company believes that having multiple independent operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.

Hotel Acquisitions

The Company acquired ten upscale and luxury full-service hotels in connection with its initial public offering. The Company has since sold five of these hotels. In addition to continuing to hold five hotels acquired in connection with its IPO, the Company has acquired the following hotel interests:

•	100% interest in the 462-room San Diego Paradise Point Resort for a net purchase price of $73.0 million in June 1998;

•	the 270-room Harborside Hyatt Conference Center & Hotel in Boston, Massachusetts for a net purchase price of $73.5 million in June 1998;

•	the 222-room Hotel Viking in Newport, Rhode Island for a net purchase price of $28.0 million in June 1999;

•	the 1,192-room Chicago Marriott Downtown in January 2000 through a joint venture with The Carlyle Group, an institutional investor. The Company has a non-controlling 9.9% equity interest and is entitled to receive an annual preferred return and the opportunity to earn an incentive participation in net sale proceeds in the event the hotel is sold or refinanced;

•	four full-service hotels in Washington, D.C. (the “D.C. Collection”) with a total of 496 guestrooms for an aggregate net purchase price of approximately $42.5 million in March 2001. All four hotels (the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix) have been fully renovated, improved and repositioned as unique high-end, independent hotels. The aggregate cost of renovating and repositioning the four hotels was approximately $32.7 million;

•	the 343-room Holiday Inn on the Hill, a full-service hotel located on Capitol Hill in Washington, D.C., for a net purchase price of approximately $44.0 million in June 2001;

•	the 296-room Lansdowne Resort, a full-service golf resort and conference center located in Lansdowne, Virginia, for a purchase price of approximately $115.8 million, in June 2003;

•	the 139-room Hotel George, a luxury urban hotel located on Capitol Hill in Washington, D.C., for a purchase price of approximately $24.1 million, in September 2003. The Company includes the Hotel George as part of the D.C. Collection;

•	the 615-room Indianapolis Marriott Downtown, a full-service convention hotel located in downtown Indianapolis, Indiana, for a purchase price of approximately $106.0 million, in February 2004;

•	the 241-room Hilton Alexandria Old Town, an upscale full-service hotel located in historic downtown Alexandria, Virginia, for a purchase price of approximately $59.0 million, in May 2004;

•	the 153-room Chaminade, a resort and executive conference center located in Santa Cruz, California, for a purchase price of approximately $18.5 million, in November 2004.

Additionally, subsequent to December 31,2004, the Company acquired the following hotel interests:

•	the 282-room Hilton San Diego Gaslamp Quarter, a full-service upscale urban hotel located in downtown San Diego, California, for a purchase price of approximately $85.0 million, in January 2005; and

•	the 108-room Grafton on Sunset, an upscale full-service hotel located in West Hollywood, California, for a purchase price of approximately $25.5 million, in January 2005.

Recent Developments

On January 6, 2005, the Company acquired a 100% interest in the Hilton San Diego Gaslamp Quarter, a 282-room upscale full-service hotel located in the Gaslamp historic district in downtown San Diego, California, for $85.0 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Davidson Hotel Company was retained to manage the property.

On January 10, 2005, the Company acquired a 100% interest in the Grafton on Sunset, a 108-room, upscale full-service hotel located in West Hollywood, California, for $25.5 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Outrigger Lodging Services was retained to manage the property.

Hotel Dipositions

In September 2004, the Company sold the Omaha Marriott for a net sale proceeds of approximately $28.6 million because the hotel was no longer considered consistent with the Company’s long-term portfolio strategy. The Company has since redeployed these net proceeds in markets that it believes exhibit stronger fundamentals.

Hotel Renovations

The Company believes that its regular program of capital improvements at the hotels, including replacement and refurbishment of furniture, fixtures and equipment, helps maintain and enhance its competitiveness and maximizes revenue growth under the participating leases. During the year ended December 31, 2004, the Company invested approximately $37.2 million on renovations and additional capital improvements at the hotels. The Company plans to invest approximately $55.0 million on renovations and additional capital improvements at its hotel properties during 2005. As of December 31, 2004, purchase orders and letters of commitment totaling approximately $15.0 million had been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

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

Effective January 1, 2001, the Company elected to operate its wholly-owned subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), as provided for under the REIT Modernization Act as a taxable-REIT subsidiary. Accordingly, LHL is required to pay income taxes at the applicable rates.

Seasonality

The hotels’ operations historically have been seasonal. The hotels maintain higher occupancy rates during the second and third quarters. The Seaview Marriott Resort and Spa and Lansdowne Resort, which generate a portion of their revenues from golf-related business, have revenues that fluctuate according to the season and the weather. These seasonality patterns can be expected to cause fluctuations in the Company’s quarterly lease revenue under the participating leases with third-party lessees and hotel operating revenue from LHL.

Competition

The hotel industry is highly competitive. Each of the hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, average daily rate and room revenue per available room of the Company’s current hotels or at hotels acquired in the future. The Company may be competing for investment opportunities with entities that have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of a hotel operator or the geographic proximity of its investments. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.

Environmental Matters

In connection with the ownership of hotels, the Company is subject to various federal, state and local laws, ordinances and regulations relating to environmental protection. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under, or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner’s ability to borrow using such property as collateral. Furthermore, a person who arranges for the disposal or treatment of a hazardous or toxic substance at a property owned by another, or who transports such substance to or from such property, may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. The costs of remediation or removal of such substances may be substantial, and the presence of such substances may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership of hotels the Company may be potentially liable for such costs.

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

Employees

The Company had 23 employees as of February 15, 2005. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels.

Additional Information

The Company has made available copies of the charters of its board committees, its code of ethics and conduct, its corporate governance guidelines and its whistleblower policy on its website at www.lasallehotels.com. Copies of these documents are available in print to any shareholder who requests them. Requests should be sent to LaSalle Hotel Properties, 3 Bethesda Metro Center, Suite 1200, Bethesda, Maryland, 20814. Attn: Hans S. Weger, Corporate Secretary.

Risk Factors

Additional Factors that May Affect Future Results

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that it may currently deem immaterial also may impair its business operations. If any of the following risks occur, the Company’s business, financial condition, operating results and cash flows could be materially adversely affected.

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

The Company’s performance and its ability to make distributions on its capital shares are subject to risks associated with the hotel industry

Competition for Guests, Increases in Operating Costs, Dependence on Travel and Economic Conditions Could Adversely Affect the Company’s Cash Flow.    The hotels are subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels including competition from internet wholesalers and distributors;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively impact traveling;

•	terrorism alerts and warnings and military actions such as the war in Iraq, which may cause decreases in business and leisure travel; and

•	adverse effects of weak general and local economic conditions.

These factors could adversely affect the ability of the lessees to generate revenues and to make rental payments to the Company.

Unexpected Capital Expenditures Could Adversely Affect the Company’s Cash Flow.    Hotels require ongoing renovations and other capital improvements, including periodic replacement or refurbishment of furniture, fixtures and equipment. Under the terms of its leases, the Company is obligated to pay the cost of certain capital expenditures at the hotels and to pay for periodic replacement or refurbishment of furniture, fixtures and equipment. If capital expenditures exceed expectations, there can be no assurance that sufficient sources of financing will be available to fund such expenditures. In addition, the Company may acquire hotels in the future that require significant renovation. Renovation of hotels involves numerous risks, including the possibility of environmental problems, construction cost overruns and delays, the impact on current demand, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other hotels.

The Company’s obligation to comply with financial covenants in its senior unsecured bank facility and mortgages on some of its hotel properties could restrict its range of operating activities

The Company has a senior unsecured bank facility with a syndicate of banks, which provides for a maximum borrowing of up to $300.0 million. The senior unsecured bank facility matures on December 31, 2006 and has a one-year extension option. Funding for the new unsecured bank facility occurred on August 30, 2004, at which time it replaced the Company’s prior senior unsecured bank facility. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, minimum tangible net worth and total funded indebtedness.

The Company’s bank facility contains financial covenants that could restrict its ability to incur additional indebtedness or make distributions on its common shares. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness; it also contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure that the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar-year basis. Availability under the bank facility may be reduced by hotel financing that the Company obtains outside the bank facility. Pursuant to the bank facility, the amount of outside financing is limited to specified levels. If the Company is unable to borrow under the bank facility, it could adversely affect the Company’s financial condition.

The Company’s wholly-owned subsidiary, LHL, has a senior unsecured bank facility with U.S Bank National Association, which provides for a maximum borrowing of up to $25.0 million. The senior unsecured bank facility matures on December 31, 2006. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, minimum tangible net worth and total funded indebtedness.

The Sheraton Bloomington Hotel Minneapolis South, Westin City Center Dallas, Le Montrose Suite Hotel, San Diego Paradise Point Resort, Indianapolis Marriott Downtown and Hilton Alexandria Old Town are each mortgaged to secure payment of indebtedness aggregating approximately $211.8 million as of December 31, 2004. The Harborside Hyatt Conference Center & Hotel is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of approximately $42.5 million. In addition, the joint venture that owns the Chicago Marriott Downtown in which the Company holds a non-controlling 9.9% ownership interest is mortgaged to secure payment of indebtedness of $140.0 million. The Company’s prorate share of the loan is approximately $13.9 million. If the Company is unable to meet mortgage payments, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company. From time to time, the Company may mortgage additional hotels to secure payment of additional indebtedness.

The Company’s performance is subject to real estate industry conditions and the terms of our leases

Because Real Estate Investments Are Illiquid, the Company May Not Be Able to Sell Hotels When Desired.    Real estate investments generally cannot be sold quickly. The Company may not be able to vary its portfolio promptly in response to economic or other conditions. In addition, provisions of the Code limit a REIT’s ability to sell properties in some situations when it may be economically advantageous to do so.

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

Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials. These laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. In connection with ownership (direct or indirect) of its hotels, the Company may be considered an owner or operator of properties with asbestos-containing materials. Having arranged for the disposal or treatment of contaminants, the Company may be potentially liable for removal, remediation and other costs, including governmental fines and injuries to persons and property.

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

Certain Leases and Management Agreements May Constrain the Company from Acting in the Best Interests of Shareholders or Require it to Make Certain Payments.    The Harborside Hyatt Conference Center & Hotel, the San Diego Paradise Point Resort, Indianapolis Marriott Downtown and one of two golf courses, the Pines, at Seaview Marriott Resort and Spa are each subject to a ground lease with a third-party lessor. The ground leases for the Indianapolis Marriott Downtown and the Pines golf course at Seaview Marriott Resort and Spa are each for one dollar per year. In order for the Company to sell any of these hotels or to assign its leasehold interest in any of these ground leases, it must first obtain the consent of the relevant third-party lessor. The Sheraton Bloomington Hotel Minneapolis South is also subject to a ground lease with a third-party lessor; third-party lessor consent is required to assign the leasehold interest unless the assignment is in conjunction with the sale of the hotel. Accordingly, if the Company determines that the sale of any of these hotels or the assignment of its leasehold interest in any of these ground leases is in the best interest of its shareholders, the Company may be prevented from completing such a transaction if it is unable to obtain the required consent from the relevant lessor.

In some instances, the Company may be required to obtain the consent of the hotel operator or franchisor prior to selling the hotel. Typically, such consent is only required in connection with certain proposed sales, such as if the proposed purchaser is engaged in the operation of a competing hotel or does not meet certain minimum financial requirements. Hotels where operator approval of certain sales may be required include the Chicago Marriott Downtown and Harborside Hyatt Conference Center & Hotel.

The Westin City Center Dallas is a unit of a commercial condominium complex and is subject to a right of first refusal in favor of the owner of the remaining condominium units. The Hilton San Diego Gaslamp Quarter is a unit of a commercial condominium complex and is not subject to a right of first refusal by the owner of the remaining condominium units. In addition, the Company is subject to certain rights of first refusal or similar rights with respect to the following hotels: Hotel Viking, LaGuardia Airport Marriott, Seaview Marriott Resort and Spa and Indianapolis Marriott Downtown. Similarly, the operator of the D.C. Collection hotels has a right of first offer and a right of first refusal, excluding the Hotel George, if any of the hotels is sold other than through a public bidding process. Finally, the Company is subject to franchisor’s certain rights of first offer with respect to the Hilton Alexandria Old Town.

If the Company determines to terminate a lease with a third-party lessee (other than in connection with a default by such lessee), it may be required to pay a termination fee calculated based upon the value of the lease.

Increases in interest rates may increase our interest expense

As of December 31, 2004, approximately $56.4 million of aggregate indebtedness (21.0% of total indebtedness) was subject to variable interest rates. The aggregate indebtedness balance includes the Company’s $13.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel. An increase in interest rates could increase the Company’s interest expense and reduce its cash flow and its ability to make distributions to shareholders and to service its indebtedness.

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

Property ownership through partnerships and joint ventures could limit the Company’s control of those investments

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that its co-investors might become bankrupt, might at any time have different interests or goals from those of the Company, and may take action contrary to the Company’s instructions, requests, policies or objectives, including its policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include an impasse on decisions, such as a sale, because neither the Company’s co-investors nor the Company would have full control over the partnership or joint venture. There is no limitation under the Company’s organizational documents as to the amount of funds that may be invested in partnerships or joint ventures.

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

Item 2.	Properties

Hotel Properties

At December 31, 2004, the Company owned interests in the following 19 hotel properties:

Property	Number of Rooms/Suites	Location
1. Sheraton Bloomington Hotel Minneapolis South*	565	Bloomington, MN
2. Westin City Center Dallas *	407	Dallas, TX
3. Seaview Marriott Resort and Spa	297	Galloway, NJ (Atlantic City)
4. Le Montrose Suite Hotel *	133	West Hollywood, CA
5. LaGuardia Airport Marriott	438	New York, NY
6. San Diego Paradise Point Resort *	462	San Diego, CA
7. Harborside Hyatt Conference Center & Hotel *	270	Boston, MA
8. Hotel Viking	222	Newport, RI
9. Chicago Marriott Downtown *	1,192	Chicago, IL
10. Topaz Hotel	99	Washington, D.C.
11. Hotel Rouge	137	Washington, D.C.
12. Hotel Madera	82	Washington, D.C.
13. Hotel Helix	178	Washington, D.C.
14. Hotel George	139	Washington, D.C.
15. Holiday Inn on the Hill	343	Washington, D.C.
16. Lansdowne Resort	296	Lansdowne, VA
17. Indianapolis Marriott Downtown *	615	Indianapolis, IN
18. Hilton Alexandria Old Town *	241	Alexandria, VA
19. Chaminade Resort and Conference Center	153	Santa Cruz, CA

Total number of rooms/suites	6,269

*	Properties subject to a mortgage.

Sheraton Bloomington Hotel Minneapolis South.    Sheraton Bloomington Hotel Minneapolis South is an upscale full-service convention hotel located at the intersection of Interstate 494 and Highway 100, approximately 15 minutes from the Minneapolis/St. Paul International Airport, and five miles from the Mall of America. The hotel is currently leased to LHL and operated by Starwood Hotels & Resorts, Worldwide, Inc.

Westin City Center Dallas.    Westin City Center Dallas is an upscale full-service convention-oriented hotel located in downtown Dallas, approximately 25 minutes from the Dallas/Fort Worth International Airport, in the heart of the city’s arts and financial districts. The hotel is conveniently located near the Dallas Convention Center, four stops away on the Dallas light rail system, with a DART station adjacent to the hotel. The hotel is leased to LHL and operated by Starwood Hotels & Resorts Worldwide, Inc.

Seaview Marriott Resort and Spa.    Seaview Marriott Resort and Spa is a AAA Four-Diamond rated luxury golf resort and conference center located on Reeds Bay, approximately nine miles north of Atlantic City, New Jersey. The hotel is leased to LHL and operated by Marriott International, Inc.

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

Harborside Hyatt Conference Center & Hotel.    Harborside Hyatt Conference Center & Hotel is a full-service luxury conference and airport hotel located adjacent to Boston’s Logan International Airport along the Boston waterfront. The property features 19,000 square feet of meeting space and is directly across Boston Harbor from Boston’s central business district. The hotel is located next to the Ted Williams Tunnel, providing convenient access to downtown Boston and the new Boston Convention Center. The property is subject to a long-term ground lease with the Massachusetts Port Authority, Logan International Airport’s owner and operating authority, which expires September 14, 2030. The hotel is leased to LHL and operated by Hyatt Corporation pursuant to a long-term incentive-based management agreement.

Hotel Viking.    Hotel Viking is a full-service upscale resort located on Bellevue Avenue in Newport, Rhode Island. The hotel offers 29,000 square feet of meeting space, a restaurant, lounge, a rooftop bar and a full-service spa. The property also includes the Trinity Parish House and the fully restored Kay Chapel, both adjacent to the hotel. The hotel is leased to LHL and is operated by Noble House Hotels and Resorts.

Chicago Marriott Downtown.    Chicago Marriott Downtown is a full-service, upscale convention hotel located at the intersection of North Michigan Avenue and Ohio Street on downtown Chicago’s world-famous “Magnificent Mile.” The property has over 60,000 square feet of meeting space, five food and beverage outlets, a health club and sports center, a business center and a gift shop. The Chicago Marriott Downtown has superb visibility and allows guests convenient access to a variety of attractions. A world-renowned shopping destination, the “Magnificent Mile” is home to such retailers as Neiman Marcus, Saks Fifth Avenue, Nordstrom, Marshall Fields and Niketown. The Company, through the Operating Partnership, owns a non-controlling 9.9% equity interest in the Chicago Marriott Downtown. The hotel is leased to Chicago 540 Lessee, Inc., in which the Company also owns a non-controlling 9.9% equity interest. The hotel is operated by Marriott International, Inc.

D.C. Collection.    The D.C. Collection comprises five full-service hotels located in Washington, D.C., with a total of 635 guestrooms. Each hotel features large guestrooms or suites. The Company renovated and repositioned four of the hotels as full-service, upscale, unique, independent hotels: the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix. The Company leases each of these hotels to wholly-owned subsidiaries of LHL. The San Francisco, California-based Kimpton Hotel & Restaurant Group, L.L.C., operates all five of these hotels.

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

Hotel Madera.    Hotel Madera is a full-service hotel with a “cosmopolitan comfort” theme. The Hotel Madera is located on the westside of downtown Washington, D.C., and near many of the area’s attractions. The hotel features a restaurant, Firefly, a modern American bistro.

Hotel Helix.    Hotel Helix is a full-service hotel with a “pop-art” theme. The Hotel Helix is located just a few blocks from the new 2.3 million square-foot Washington Convention Center. The hotel is located four blocks from Dupont Circle in close proximity to most of the major downtown tourist attractions. The hotel features a bar/restaurant.

Hotel George.    The Hotel George, a luxury urban hotel, is situated within three blocks of the U.S. Capitol Building and is centrally located to numerous leisure and corporate demand generators such as Union Station, The White House, the Mall and the Smithsonian. The hotel is minutes away from the new 2.3 million square-foot Washington Convention Center and the revitalized Capitol Hill and Chinatown neighborhoods. The hotel features the award-winning restaurant Bistro Bis.

Holiday Inn on the Hill.    Holiday Inn on the Hill is an upscale full-service hotel located on Capitol Hill in Washington, D.C. The property is the closest hotel to the U.S. Capitol Building. The hotel offers a first class amenity package, including 10,000 square feet of newly renovated meeting space, a full-service restaurant and bar and a roof-top swimming pool. The hotel is minutes away from the 2.3 million square-foot Washington Convention Center. The hotel is leased to a wholly-owned subsidiary of LHL, and operated by Crestline Hotels & Resorts, Inc.

Lansdowne Resort.    Lansdowne Resort is a AAA Four-Diamond luxury full-service golf resort and conference center located in Lansdowne, Virginia. The 296-room resort is located on 556 acres and features an 18-hole championship golf course designed by award-winning architect Robert Trent Jones, Jr. A second 18-hole championship golf course, designed by Greg Norman, nine-hole executive course, resort pool and a clubhouse are currently under development and are scheduled for completion by mid-2005. The resort is leased to a wholly-owned subsidiary of LHL and operated by Benchmark Hospitality.

Indianapolis Marriott Downtown.    Indianapolis Marriott Downtown is a AAA Four-Diamond rated, full-service convention hotel centrally located in the heart of Indianapolis’s business and leisure district. The property is physically connected, via a temperature-controlled skywalk, to the 1.9 million square foot Indiana Convention Center/RCA Dome. The property has over 38,000 square feet of meeting space, including a 21,000 square foot ballroom, two restaurants, an upscale fitness center and an indoor swimming pool. The hotel is subject to a 100–year ground lease with the city of Indianapolis, which expires on June 23, 2099. The hotel is leased to LHL, and is operated by White Lodging Services Corporation.

Hilton Alexandria Old Town.    Hilton Alexandria Old Town is an upscale full-service hotel located in the heart of historic downtown Alexandria. The property was built in 2000 and includes approximately 8,000 square feet of meeting space, including a 3,800 square-foot ballroom, an upscale restaurant, fitness center, an indoor swimming pool and an on-site parking facility. The property is situated in the center of the City of Alexandria, on Old Town’s main street and directly adjacent to the King Street Metro Station. The hotel is leased to LHL, and is operated by Sandcastle Resorts & Hotels.

Chaminade Resort and Conference Center.    The Chaminade is a AAA Four-Diamond resort and executive conference center located on a 288-acre bluff overlooking the northern end of Monterey Bay, approximately 30 miles south of San Jose and 75 miles south of San Francisco. The property opened in 1985 and features twelve meeting rooms encompassing approximately 12,000 square feet of meeting space, state-of-the-art audio-visual and teleconferencing facilities, three upscale restaurants, a newly renovated spa, a fitness center and other resort amenities. The hotel is leased to LHL, and is operated by Benchmark Hospitality.

Participating Leases and Management Agreements

The Company is subject to participating leases with third-party lessees and, through LHL, management agreements. For hotels leased to third-party lessees, the Company earns the greater of (i) base rent or (ii) participating rent based on fixed percentages of gross hotel revenues pursuant to the respective participating lease. For hotels leased to third-party lessees, the Company is responsible for the payment of real estate taxes, ground rent, if any, certain insurance, maintaining a reserve for future capital expenditures and payment of agreed upon capital expenditures. The terms of these third-party participating leases have expirations between 2008 and 2009. For hotels leased by LHL, the Company, through LHL, earns all hotel revenues and is responsible for all hotel expenses, including base management fees and incentive management fees, if any, pursuant to the terms of the respective management agreement. The terms of the leases with LHL have expirations between 2008 and 2011.

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

On December 20, 2002, affiliates of Meridien abandoned the Company’s New Orleans hotel. The Company entered into a lease with a wholly-owned subsidiary of LHL and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel. The New Orleans property thereafter was sold on April 21, 2003 for $92.5 million.

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. With respect to the New Orleans hotel, the issue of default by the lessee, among other claims, is currently in trial. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million in connection with the New Orleans property, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute has been remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Cumulative Expense Recognized as of December 31, 2004
Estimated arbitration “award”	$5,749	$—	$5,749
Legal fees related to litigation	2,610	1,350	3,960
Holdover rent	(4,844)	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	(1,495)

Net contingent lease termination expense	$2,520	$850	$3,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of approximately $2.0 million as of December 31, 2004, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents will be collectible or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

Market Information

The common shares of the Company began trading on the New York Stock Exchange on April 24, 1998 under the symbol “LHO.” The following table sets forth for the periods indicated the high and low sale prices per common share and the cash distributions declared per share:

	Calendar Year 2004			Calendar Year 2003
	High	Low	Distribution	High	Low	Distribution
First Quarter	$23.89	$18.60	$0.210	$14.26	$10.50	$0.210
Second Quarter	$25.90	$19.84	$0.210	$15.90	$12.00	$0.210
Third Quarter	$29.39	$24.28	$0.240	$17.40	$14.75	$0.210
Fourth Quarter	$32.87	$27.36	$0.240	$19.07	$16.56	$0.210

The closing price for the Company’s common shares, as reported by the New York Stock Exchange on December 31, 2004, was $31.83 per share.

Shareholder Information

As of February 15, 2005, there were 143 record holders of the Company’s common shares of beneficial interest, including shares held in “street name” by nominees who are record holders, and approximately 7,000 beneficial holders.

In order to comply with certain requirements related to qualification of the Company as a REIT, the Company’s Amended and Restated Declaration of Trust limits the number of common shares of beneficial interest and preferred shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares of beneficial interest and preferred shares, except for T. Rowe Price Associates, Inc., which was granted a waiver and may own up to 13.0% of the Company’s outstanding common shares of beneficial interest and preferred shares.

Distribution Information

In 2004, the Company paid $0.90 per common share in distributions, of which 89.2% represented ordinary income and 10.8% represented unrecaptured Sec. 1250 gain for tax purposes. These distributions were paid monthly to the Company’s common shareholders and unitholders at a level of $0.07 and $0.08 per common share and limited partnership unit for the months of January 2004 through June 2004 and July 2004 through December 2004, respectively.

The declaration of distributions by the Company is in the sole discretion of the Company’s Board of Trustees, and depends on the actual cash flow of the Company, its financial condition, capital expenditure requirements for the Company’s hotels, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant.

Operating Partnership Units

The operating partnership issued 3,181,723 units of limited partnership interest on April 29, 1998 (inception), in conjunction with the initial public offering. The following is a summary of unit activity since inception:

Units issued at initial public offering	3,181,723
Units converted to common shares of beneficial interest:
1999	(1,622,489)
2000	(36,754)
2001	(1,095,964)
2002	(18,497)
2004	(41,596)
Units issued:
2000	16,667

Units outstanding at December 31, 2004	383,090

Holders of units of limited partnership interest receive distributions per unit in the same manner as distributions on a per common share basis to the common shareholders of beneficial interest.

Item 6.	Selected Financial Data

The following tables set forth selected historical operating and financial data for the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from the historical financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES

Selected Historical Operating and Financial Data

(Unaudited, dollars in thousands, except share data)

	For the year ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Revenues from continuing operations:
Hotel operating revenues	$261,795	$166,158	$135,099	$104,478	$—
Participating lease revenue	18,635	21,284	21,909	32,364	65,443
Interest income	361	353	344	657	1,130
Other income	187	919	19	827	56

Total revenues from continuing operations	280,978	188,714	157,371	138,326	66,629
Expenses from continuing operations:
Hotel operating expenses	186,698	123,085	97,154	72,669	—
Depreciation and other amortization	38,933	31,665	28,272	24,731	22,616
Real estate, personal property taxes and insurance	11,891	9,347	7,852	7,711	6,466
Ground rent	3,493	3,561	3,208	3,279	3,157
General and administrative	8,398	7,292	6,423	6,355	927
Interest	13,081	12,651	10,527	16,151	18,958
Amortization of deferred financing costs	2,268	2,399	2,251	1,841	1,080
Advisory fee (1)	—	—	—	—	3,840
Impairment of investment in hotel property	—	2,453	—	1,872	12,296
Lease termination, advisory transaction, subsidiary purchase and contingent lease termination expense	850	10	2,520	1,929	—
Writedown of notes receivable	—	—	—	1,172	—
Other expenses	632	251	165	976	19

Total expenses from continuing operations	266,244	192,714	158,372	138,686	69,359
Net income (loss) from continuing operations before income tax benefit, minority interest and equity in earnings of unconsolidated entities	14,734	(4,000)	(1,001)	(360)	(2,730)
Income tax benefit	3,507	5,605	2,850	1,657	—
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(289)	(40)	(52)	(43)	141
Equity in earnings of unconsolidated entities	853	304	458	616	1,152

Net income (loss) from continuing operations	18,805	1,869	2,255	1,870	(1,437)
Distributions to preferred shareholders	(12,532)	(10,805)	(8,410)	—	—

Net income (loss) from continuing operations applicable to common shareholders	6,273	(8,936)	(6,155)	1,870	(1,437)
Net income from discontinued operations	4,418	36,972	2,216	1,965	6,788

Net income (loss) applicable to common shareholders	$10,691	$28,036	$(3,939)	$3,835	$5,351

Net income (loss) from continuing operations applicable to common shareholders per common share:
basic (after dividends paid on unvested restricted shares)	$0.23	$(0.46)	$(0.34)	$0.16	$(0.08)
diluted (before dividends paid on unvested restricted shares)	$0.23	$(0.43)	$(0.33)	$0.09	$(0.08)

Net income (loss) applicable to common shareholders per common share:
basic (after dividends paid on unvested restricted shares)	$0.39	$1.39	$(0.22)	$0.21	$0.32
diluted (before dividends paid on unvested restricted shares)	$0.39	$1.37	$(0.21)	$0.21	$0.32

Weighted average number of common shares outstanding:
basic	26,740,506	20,030,723	18,413,602	18,321,730	16,920,596
diluted	27,376,934	20,487,406	18,843,530	18,452,882	16,982,962

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Investment in hotel properties, net	$739,733	$595,976	$495,488	$550,015	$486,184
Total assets	859,596	707,904	605,735	588,256	531,893
Borrowings under credit facilities	—	—	99,390	175,400	113,500
Bonds payable, net	42,500	42,500	42,500	42,500	40,314
Mortgage loans	211,810	187,157	70,175	118,562	119,964
Minority interest in LaSalle Hotel Operating Partnership, L.P	4,554	5,721	5,262	5,589	20,288
Redeemable preferred shares, liquidation preference	127,298	127,298	99,798	—	—
Total shareholders’ equity	554,074	436,853	315,107	230,393	223,528

	For the year ended December 31,
	2004	2003	2002	2001	2000
Other Data:
Funds from operations (2)	$48,448	$26,844	$30,785	$36,268	$47,984
Cash provided by operating activities	55,084	41,194	37,961	40,016	40,891
Cash used in investing activities	(172,468)	(52,709)	(41,548)	(81,231)	(31,853)
Cash provided by (used in) financing activities	114,725	39,755	7,390	42,519	(9,236)
Cash dividends declared per common share	$0.900	$0.840	$0.440	$0.795	$1.535

(1)	Represents advisory fee paid to the external advisor for acquisition, management, advisory, employee lease and administrative services provided to the Company. The external advisor received an annual base fee of up to 5.0% of the Company’s net operating income, as defined in the advisory agreement, and an annual incentive fee. The external management agreement was terminated as of January 1, 2001.
(2)	The Company considers the non-GAAP measure of funds from operations (“FFO”) to be a key supplemental measure of the Company’s performance and should be considered along with, but not as an alternative to, net income as a measure of the Company’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider supplemental measurements of performance to be helpful in evaluating a real estate company’s operations. The Company believes that excluding the effect of gains or losses from debt restructuring, extraordinary items, real estate-related depreciation and amortization, and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of limited significance in evaluating current performance, can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. However, FFO may not be helpful when comparing the Company to non-REITs.

The White Paper on FFO approved by NAREIT in April 2002 defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from debt restructuring, sales of properties and items classified by GAAP as extraordinary, plus real estate-related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently from the Company.

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

Overview

In 2004, the overall economy and the travel industry, including lodging, gained momentum from the recovery that commenced in the second half of 2003. We believe the lodging industry is now in the beginning of a new, multi-year up-cycle, assuming a normal economic growth period. With a strong balance sheet and high quality hotel portfolio, the Company was able to take advantage of this environment, significantly increasing room revenue per available room (“RevPAR”), Funds from Operations (“FFO”), and earnings before interest, taxes, depreciation and amortization (“EBITDA”) at the hotel level. The Company’s revenues come primarily from hotel operating revenues from its hotels. Hotel operating revenues include room revenue, food and beverage revenue and other ancillary revenue such as golf revenue at our two golf resorts and telephone and parking revenue.

For 2004, we had net income of $10.7 million, or $0.39 per diluted share. FFO was $48.4 million, or $1.74 per diluted share/unit and EBITDA was $76.3 million. RevPAR was $103.49. We consider RevPAR and EBITDA to be key measures of the individual hotels’ performance. RevPAR for the total portfolio increased 9.1% for 2004. The RevPAR increase is attributable to an Average Daily Rate (“ADR”) increase of 4.0% to $152.31, while occupancy improved by 4.9% to 67.9% percent. EBITDA at the corporate level declined 12.5% due to the $36.7 million net gain on disposal of assets recognized in 2003. At the hotel level, EBITDA increased $7.4 million due to higher ADR and occupancy.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has utilized the information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. Included in the accompanying consolidated financial statements is an estimated contingent lease termination expense of $0.9 million and an immaterial amount for the years ended December 31, 2004 and 2003, respectively, related to the Company’s litigation with Meridien Hotels, Inc. (see Item 3. Legal Proceedings). Additionally, included in the accompanying consolidated financial statements is an estimated liability of $2.0 million related to the Company’s litigation with Meridien Hotels, Inc. (see Item 3. Legal Proceedings), an estimated allowance for doubtful accounts of $0.3 million and an estimated deferred tax asset of $14.5 million as of December 31, 2004. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from those estimates. In addition, other companies may determine these estimates differently, which may impact comparability of the Company’s results of operations to those of companies in similar businesses.

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

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price of assets to asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment and intangible assets. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over an estimated useful life of 30 years for buildings and improvements and three to five years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

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

The Company periodically reviews the carrying value of each hotel to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel to reflect the hotel at fair value. These assessments have a direct impact on the Company’s net income, because making an impairment adjustment results in an immediate negative adjustment to net income. The Company does not believe that there are any facts or circumstances indicating impairment in its hotels.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a hotel is considered held for sale when a contract for sale is entered into or when management has committed to a plan to sell an asset, the asset is actively marketed and sale is expected to occur within one year.

Stock-Based Compensation

The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 stock incentive and option plan. Accordingly, no compensation costs have been recognized for stock options granted to the Company’s employees. The Company has not issued any options since 2002. Under Accounting Principles Board Opinion No. 25, no compensation expense is recognized upon the granting of stock options when the exercise price of such options equals the market price of the underlying stock on the date of grant. The Company recognizes compensation cost pursuant to FAS 123 for restricted shares issued based upon the fair market value of the common stock at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 148 in the notes to its consolidated financial statements.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (16 hotels as of December 31, 2004), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $95.6 million, from $166.2 million in 2003 to $261.8 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$37.7 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$15.6 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$9.4 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July 2003;

•	$8.4 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$5.7 million increase from the Hotel George, which was purchased in September 2003; and

•	$1.0 million increase from Chaminade Resort and Conference Center, which was purchased in November 2004.

The remaining increase of $17.8 million, or 10.7%, is attributable to increases in RevPAR and associated Food & Beverage and Other Revenue for our other properties leased to LHL. While ADR increased, the majority of the increase in RevPAR is attributable to higher occupancies from stronger business travel.

Overall, travel levels improved in 2004, when the industry benefited from continued relatively strong leisure demand and significant increases in demand from business travelers. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth throughout the year, with occupancies up an average of 4.9% during 2004. With demand improving during 2004, we began to find it easier to achieve increased ADRs. Nevertheless, both the leisure traveler and the business traveler, group and transient, continue to be price sensitive, utilizing an aggressive negotiation posture and internet sites to shop for the lowest rates. Additionally, the business is more competitive now because transient guests tend to book their rooms closer to their time of stay than in the past, and transient rooms get priced lower than they otherwise would have been. Despite these rate challenges, many of our hotels experienced ADR increases during 2004, especially at our urban and convention hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third-party lessees decreased $2.7 million from $21.3 million in 2003 to $18.6 million in 2004. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of gross hotel revenues pursuant to the respective participating lease. This decrease includes amounts that are not comparable year-over-year as follows:

•	$1.6 million decrease from the Westin City Center Dallas, which lease was transferred to LHL in July 2003.

The remaining decrease of $1.1 million, or 5.2%, is primarily a result of a decrease in RevPAR at San Diego Paradise Point Resort, which is leased to a third-party lessee. The lower RevPAR resulted from decreased occupancy and ADR from weak group and leisure demand and the difficult comparison to 2003’s first quarter that included the significant benefits to the San Diego Paradise Point Resort as a result of the Super Bowl held in San Diego.

Hotel operating expenses

Hotel operating expenses increased approximately $63.6 million from $123.1 million in 2003 to $186.7 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$25.2 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$11.2 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$6.8 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July 2003;

•	$4.8 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$3.3 million increase from the Hotel George, which was purchased in September 2003; and

•	$1.5 million increase from Chaminade Resort and Conference Center, which was purchased in November 2004.

The remaining increase of $10.8 million, or 8.8%, is a result of higher occupancies at the hotels as well as above inflation increases in payroll and related employee costs and benefits, sales and marketing, insurance and energy costs.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $7.2 million from $31.7 million in 2003 to $38.9 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$4.9 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$1.7 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$1.2 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$0.6 million increase from the Hotel George, which was purchased in September 2003; and

•	$0.1 million increase from Chaminade Resort and Conference Center, which was purchased in November 2004.

The remaining decrease of $1.3 million is due to certain furniture, fixture and equipment assets that were fully depreciated during 2003 and 2004.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $2.5 million from $12.9 million in 2003 to $15.4 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.3 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$0.5 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$0.2 million increase from the Hotel George, which was purchased in September 2003; and

•	$0.2 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004.

The remaining real estate taxes, personal property taxes, insurance and ground rent increased by a net approximate $0.3 million in 2004 for the remaining hotels.

General and administrative expenses

General and administrative expense increased approximately $1.1 million from $7.3 million in 2003 to $8.4 million in 2004, primarily as a result of increases in accounting fees, compliance costs and payroll-related expenses to executives and employees.

Interest expense

Interest expense increased by approximately $0.4 million from $12.7 million in 2003 to $13.1 million in 2004 due to an increase in the Company’s weighted average debt outstanding, offset by a decrease in the weighted average interest rate and an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $234.4 million in 2003 to $281.9 million in 2004, which includes increases from: (i) secured loan financing on the San Diego Paradise Point Resort in December 2003 of $65.0 million, the Indianapolis Marriott Downtown in February 2004 of $57.0 million, and the Hilton Alexandria Old Town in August 2004 of $34.4 million, (ii) additional borrowings to purchase Chaminade Resort and Conference Center in November 2004, (iii) additional borrowings under the Company’s bank facility to finance other capital improvements during 2004, and (iv) additional borrowings to purchase the Hotel George in September 2003, offset by: (v) a $29.1 million paydown in June 2003 on the Company’s bank facility with proceeds from the June 2003 common share offering, (vi) a $24.2 million net paydown in September 2003 on the Company’s bank facility with proceeds from the September 2003 Series B Preferred Share offering, (vii) a $50.0 million net paydown on the Company’s bank facility with proceeds from the November 2003 common stock offering, (viii) a $61.5 million net paydown on the Company’s bank facility with proceeds from the May 2004 common stock offering, (ix) pay-off of the mortgage secured by the Lansdowne Resort in February 2004, (x) an $8.0 million and $18.8 million paydown on the LHL Credit facility and the company’s bank facility, respectively, with proceeds from the sale of Omaha Marriott on September 15, 2004, (xi) a $54.9 million net paydown on the Company’s bank facility with proceeds from the November 2004 common stock offering and (xii) additional paydowns on the Company’s bank facility with operating cash flows. The Company’s weighted average interest rate related to continuing operations decreased from 5.3% in 2003 to 4.6% in 2004. Capitalized interest increased by approximately $0.5 million from $0.3 million in 2003 to $0.8 million in 2004, primarily due to 2004 capital expenditures related to the Lansdowne Resort development project.

Income taxes

Income tax benefit decreased approximately $2.1 million from $5.6 million in 2003 to $3.5 million in 2004. For 2004, the REIT incurred state and local income tax expense of approximately $0.4 million. LHL’s net loss before income tax benefit decreased by approximately $5.2 million from $14.9 million in 2003 to $9.7 million in 2004. Accordingly, for 2004, LHL recorded a federal income tax benefit of approximately $2.9 million (using an estimated tax rate of 30.8%) and a state and local tax benefit of approximately $1.0 million (using an estimated tax rate of 10.7%). The portion of LHL’s income tax benefit relating to the Omaha property, the New Orleans property and the Key West property has been reclassified to discontinued operations. The following table summarizes the income tax (benefit) expense (dollars in thousands):

	For the year ended December 31,
	2004	2003
REIT state and local tax expense	$442	$457
LHL federal, state and local tax benefit	(3,821)	(6,099)

Total tax benefit	(3,379)	(5,642)

Less: LHL federal, state and local tax benefit related to discontinued operations	(128)	37

Total continuing operations tax benefit	$(3,507)	$(5,605)

As of December 31, 2004, the Company had a deferred tax asset of $14,500 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 thru 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

Minority interest

Minority interest in the Operating Partnership represents the limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At December 31, 2004, the aggregate weighted average partnership interest held by the limited partners in the Operating Partnership was approximately 1.52%. The following table summarizes the change in minority interest (dollars in thousands):

	For the year ended December 31,
	2004	2003
Net income before minority interest	$23,580	$39,660
Weighted average minority interest percentage at December 31	1.516%	2.066%

Minority interest expense	357	819
Less: minority interest expense related to discontinued operations	(68)	(779)

Total continuing operations minority interest expense	$289	$40

Discontinued operations

Net income from discontinued operations is a result of the sale of the Omaha property, the Holiday Inn Beachside Resort property and the New Orleans property in September 2004, July 2003 and April 2003, respectively. Net income from discontinued operations decreased by approximately $32.6 million from $37.0 million in 2003 to $4.4 million in 2004. The following table summarizes net income from discontinued operations from 2004 and 2003 (dollars in thousands):

	For the year ended December 31,
	2004	2003
Net lease loss from New Orleans property	$—	$(123)
Net operating income from New Orleans property	—	59
Net lease income from Key West property	—	299
Net operating loss from Key West property	—	(444)
Net lease income from Omaha property	1,669	971
Net operating income from Omaha property	309	290
Gain on sale of New Orleans property	—	37,087
Loss on sale of Key West property	—	(425)
Gain on sale of Omaha property	2,636	—
Minority interest expense related to New Orleans property	—	2
Minority interest expense related to Key West property	—	(758)
Minority interest in Omaha property	(68)	(23)
Income tax expense related to New Orleans property	—	(24)
Income tax benefit related to Key West property	—	184
Income tax expense related to Omaha property	(128)	(123)

Net income from discontinued operations	$4,418	$36,972

Distributions to preferred shareholders

Distributions to preferred shareholders increased $1.7 million from $10.8 million in 2003 to $12.5 million in 2004. The Series B Preferred Shares were issued on September 30, 2003. Distributions were paid for the Series B Preferred Shares for the entire first, second and third quarters of 2004, but there were no Series B Preferred Shares distributions in the first, second and third quarters of 2003. Distributions on the Series A Preferred Shares were paid for the full year in 2004 and 2003.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (13 hotels as of December 31, 2003), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $31.1 million, from $135.1 million in 2002 to $166.2 million in 2003. This increase includes amounts that are not comparable year-over-year as follows:

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

The remaining change is a decrease of $5.0 million, or 3.7%, and is attributable to a 2.8% decrease in RevPAR for our properties leased to LHL. While occupancies were up slightly, the decrease in RevPAR is primarily attributable to lower average daily room rates from weakness in primarily corporate transient demand.

Overall, travel levels improved in the second and third quarters, when the industry benefited from relatively strong leisure demand. Compared to leisure travel, business travel continued to be weak. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth throughout the year, with occupancies up an average of 2.6% in 2003. The current marketplace is still unbalanced, however, with supply high and occupancies relatively low. While demand improved during 2003, reflecting the early stage of an industry recovery, increasing and/or maintaining room rates remains a challenge. Both the leisure traveler and the business traveler, group and transient, continue to be price sensitive, utilizing an aggressive negotiation posture and internet sites to shop for the lowest rates. Additionally, the business is more competitive now because transient guests tend to book their rooms closer to their time of stay than in the past, and transient rooms get priced lower than they otherwise would have been. Many of the Company’s hotels experienced ADR declines during 2003, especially at the convention-oriented and urban-oriented hotels. Nevertheless, the Company is seeing meaningful improvements industry-wide in the way the internet is utilized. These changes can be expected to improve rates obtained through the use of third-party and hotel or brand-specific internet sites, as well as lower distribution costs.

Participating lease revenue

Participating lease revenue from hotels leased to third-party lessees (two hotels) decreased $0.6 million from $21.9 million in 2002 to $21.3 million in 2003. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. This decrease includes amounts that are not comparable year-over-year as follows:

•	$1.3 million decrease from the Westin City Center Dallas, which lease was transferred to LHL in July, 2003, but was leased to a third party for the entire 2002 year; and

•	$0.4 million decrease from the Radisson Convention Hotel as a result of transferring the lease to LHL in January 2002.

The remaining change is an increase of $1.1 million, or 5.0%, and is a result of an increase in RevPAR at the hotels leased to third-party lessees. The higher RevPAR resulted primarily from increased occupancy from strong leisure demand.

Hotel operating expenses

Hotel operating expenses increased approximately $25.9 million from $97.2 million in 2002 to $123.1 million in 2003. This increase includes amounts that are not comparable year-over-year as follows:

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

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $3.4 million from $28.3 million in 2002 to $31.7 million in 2003. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.8 million due to the closing and repositioning of the Hotel Madera and Hotel Helix during the second and third quarters of 2002 and the second, third and fourth quarters of 2002, respectively;

•	$1.8 million from the Lansdowne Resort, which was purchased in June 2003; and

•	$0.3 million from the Hotel George, which was purchased in September 2003.

The remaining change is a decrease of $0.5 million because certain assets were fully depreciated during 2003.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $1.8 million from $11.1 million in 2002 to $12.9 million in 2003. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.5 million increase from the Lansdowne Resort, which was purchased in June 2003; and

•	$0.1 million increase from the Hotel George, which was purchased in September 2003.

The remaining increase of $1.2 million, or 10.8%, is a result of increased real estate tax rates and tax assessments and higher insurance premiums overall for the hotels and higher ground rent at the San Diego and Boston properties because of higher revenues and additional parking charges, respectively.

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

General and administrative expenses

General and administrative expense increased approximately $0.9 million from $6.4 million in 2002 to $7.3 million in 2003, primarily as a result of increases in pursuit costs, trustee’s fees, legal and audit fees, technology expenses and payroll related expenses to executives and employees.

Interest expense

Interest expense increased by approximately $2.2 million from $10.5 million in 2002 to $12.7 million in 2003, due to an increase in the Company’s weighted average interest rate, an increase in the weighted average debt outstanding and a decrease in capitalized interest. The Company’s weighted average interest rate related to continuing operations increased from 5.0% in 2002 to 5.3% in 2003. The Company’s weighted average debt outstanding related to continuing operations increased from $209.9 million in 2002 to $234.4 million in 2003, which includes (i) an $81.9 million net paydown in March 2002 on the Company’s senior unsecured bank facility with proceeds from the March 2002 preferred share offering, (ii) a $29.1 million paydown in June 2003 on the Company’s bank facility with proceeds from the June 2003 common stock offering, (iii) a $24.2 million net paydown in September 2003 on the Company’s bank facility with proceeds from the September 2003 Series B Preferred Share offering, (iv) $50.0 million net paydown on the Company’s bank facility with proceeds from the November 2003 common stock offering, and (v) additional paydowns on the Company’s bank facility with operating cash flows, offset by: (vi) assumption of a $65.2 million mortgage loan (including a $2.4 million mortgage premium) in conjunction with the purchase of the Lansdowne Resort in June 2003, (vii) additional borrowings for renovations of the Hotel Madera, Hotel Helix, Holiday Inn on the Hill and Hotel Viking early in 2003, (viii) additional borrowings under the Company’s bank facility to finance other capital improvements during 2003 and (ix) additional borrowings to purchase the Hotel George in September 2003.

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

Income taxes

Income tax benefit increased approximately $2.7 million from $2.9 million in 2002 to $5.6 million in 2003. For 2003, the REIT incurred state and local income tax expense of $0.5 million. LHL’s net loss before income tax benefit increased by approximately $7.4 million from $7.5 million in 2002 to $14.9 million in 2003. Accordingly, for 2003 LHL recorded a federal income tax benefit of approximately $4.7 million (using an estimated tax rate of 30.8%) and a state and local tax benefit of approximately $1.6 million (using an estimated tax rate of 10.7%). The portion of LHL’s income tax benefit relating to the Omaha property, the New Orleans property and the Key West property has been reclassified to discontinued operations. The following table summarizes the change in income tax benefit (dollars in thousands):

	For the year ended December 31,
	2003	2002
REIT state and local tax expense	$457	$86
LHL federal, state and local tax benefit	(6,099)	(3,103)

Total tax benefit	(5,642)	(3,017)

Less: LHL federal, state and local tax benefit related to discontinued operations	37	167

Total continuing operations tax benefit	$(5,605)	$(2,850)

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

	For the year ended December 31,
	2003	2002
Net income before minority interest	$39,660	$4,575
Weighted average minority interest percentage at December 31	2.066%	2.281%

Minority interest allocation	819	104
Less: minority interest allocation related to discontinued operations	(779)	(52)

Total allocation of minority interest to continuing operations	$40	$52

Discontinued operations

Net income from discontinued operations is a result of the sale of the Omaha property, the Holiday Inn Beachside Resort property and the New Orleans property in September 2004, July 2003 and April 2003, respectively. Net income from discontinued operations increased by approximately $34.8 million from $2.2 million in 2002 to $37.0 million in 2003. The following table summarizes net income/(loss) from discontinued operations from 2003 and 2002 (dollars in thousands):

	For the year ended December 31,
	2003	2002
Net lease income (loss) from New Orleans property	$(123)	$2,102
Net operating income (loss) from New Orleans property	59	(173)
Net lease income (loss) from Key West property	299	(269)
Net operating loss from Key West property	(444)	(600)
Net lease income from Omaha property	971	670
Net operating income from Omaha property	290	371
Gain on sale of New Orleans property	37,087	—
Loss on sale of Key West property	(425)	—
Minority interest expense related to New Orleans property	2	(46)
Minority interest expense related to Key West property	(758)	14
Minority interest in Omaha property	(23)	(20)
Income tax benefit (expense) related to New Orleans property	(24)	72
Income tax benefit related to Key West property	184	249
Income tax expense related to Omaha property	(123)	(154)

Net income from discontinued operations	$36,972	$2,216

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

The following is a reconciliation between net income (loss) applicable to common shareholders and FFO for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands, except share data):

	For the year ended December 31,
	2004	2003	2002
Funds From Operations (FFO):
Net income (loss) applicable to common shareholders	$10,691	$28,036	$(3,939)
Depreciation	38,937	33,582	33,425
Equity in depreciation of joint venture	1,053	1,019	974
Amortization of deferred lease costs	46	50	71
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P	289	40	52
Minority interest in discontinued operations	68	779	52
Net gain on sale of properties disposed of	(2,636)	(36,662)	—
Equity in extraordinary loss of joint venture	—	—	150

FFO	$48,448	$26,844	$30,785

Weighted average number of common shares and units outstanding:
Basic	27,153,145	20,455,409	18,849,792
Diluted	27,789,574	20,912,092	19,279,719

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

The following is a reconciliation between net income (loss) applicable to common shareholders and EBITDA for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

	For the year ended December 31,
	2004	2003	2002
Earnings Before Interest, Taxes,
Depreciation and Amortization (EBITDA):
Net income (loss) applicable to common shareholders	$10,691	$28,036	$(3,939)
Interest	13,081	14,331	15,333
Equity in interest expense of joint venture	573	590	579
Income tax (benefit) expense:
Income tax benefit	(3,507)	(5,605)	(2,850)
Income tax (benefit) expense from discontinued operations	128	(37)	(167)
Depreciation and other amortization	39,046	33,702	33,531
Equity in depreciation/amortization of joint venture	1,164	1,130	1,062
Amortization of deferred financing costs	2,268	3,511	2,398
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P	289	40	52
Minority interest in discontinued operations	68	779	52
Distributions to preferred shareholders	12,532	10,805	8,410

EBITDA	$76,333	$87,282	$54,461

The Hotels

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the years ended December 31, 2004 and 2003, respectively.

	Year ended December 31,
	2004	2003	Variance
Total Portfolio
Occupancy	67.9%	64.8%	4.9%
ADR	$152.31	$146.45	4.0%
RevPAR	$103.49	$94.84	9.1%

Off-Balance Sheet Arrangements

Investment in Joint Venture

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

The joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest was subject to two mortgage loans for an aggregate principal amount of $120.0 million. The mortgage loans had two-year terms, and were due to expire in July 2004. On April 6, 2004, the joint venture that owns the Chicago Marriott Downtown refinanced its existing two mortgage loans with a new mortgage loan for an aggregate principal amount of $140.0 million. Upon refinancing, the Company received approximately $1.8 million in cash representing its prorated share of the proceeds. The new mortgage loan has a two-year term, expires in April 2006, and can be extended at the option of the joint venture for three additional one-year terms. The mortgage bears interest at the London InterBank Offered Rate plus 2.25%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 7.25%, effectively limiting the rate on the mortgage to 9.5%. As of December 31, 2004, the interest rate on this mortgage was 4.7%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures the mortgage. The Company’s pro rata share of the mortgage loan is approximately $13.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for this mortgage.

On November 2, 2004, the Chicago 540 Hotel Venture, in which the Company has a non-controlling 9.9% ownership interest, obtained a three and a half year commitment for a $5.75 million FF&E credit facility to be used for partial funding of the FF&E costs related to the property. The FF&E credit facility matures on the earlier of i) April 30, 2008, or ii) three years from the date on which the final borrowing is made. The borrower has an option to borrow portions of the principal debt bearing interest with reference to the base rate or to LIBOR, and portions may be converted from one interest basis to another. Base rate will be the greater of i) the rate established by the lender as a base rate and which is designated by the lender as its U.S. prime rate, or ii) the Federal Funds Rate plus 0.50%. LIBOR rate will be set two business days before the start of an interest period. The Chicago 540 Hotel Venture purchased a cap on London InterBank Offered Rate capping the London InterBank Offered Rate at 7.5%. Consistent with our ownership interest, the Company is guaranteeing 9.9% of the credit facility. The company’s maximum exposure under the FF&E facility is $569, and the guarantee will expire at the maturity of the credit facility. In the event of default, any outstanding principal and accrued interest will be due and payable. As of December 31, 2004, there were no outstanding borrowings under the FF&E credit facility.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $20.1 million at December 31, 2004. Five of the operating agreements require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of December 31, 2004, $5.7 million was available in restricted cash reserves for future capital expenditures. Fourteen of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of December 31, 2004, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $14.4 million. Amounts will be recorded as incurred. As of December 31, 2004, purchase orders and letters of commitment totaling approximately $17.0 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of hotel operating cash flow distributed by LHL and the Operating Partnership’s cash flow from the participating leases. Available cash is generally defined as net income plus any reduction in reserves and minus interest and principal payments on debt, capital expenditures, and additions to reserves and other adjustments. The Company’s senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions (see below). There are currently no contractual or other arrangements limiting payment of distributions by the Operating Partnership. Similarly, LHL is a wholly-owned subsidiary of the Operating Partnership. Payments to the Operating Partnership are required to be paid pursuant to the terms of the lease agreements between LHL and the Operating Partnership relating to the properties owned by the Operating Partnership and leased by LHL. Except for the security deposits required under the participating leases for the two hotels not leased by LHL, the lessees’ obligations under the participating leases are unsecured and the lessees’ abilities to make rent payments to the Operating Partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, is dependent on the lessees’ abilities to generate sufficient cash flow from the operations of the hotels.

In addition, cash flow from hotel operations is subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels, including competition from internet wholesalers and distributors;

•	increases in operating costs including wages, benefits, insurance, property taxes and energy due to inflation and other factors, which may not be offset in the future by increases in room rates;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	terrorism alerts and warnings and military actions such as the war in Iraq, which may cause decreases in business and leisure travel; and

•	adverse affects of weak general and local economic conditions.

These factors could adversely affect the ability of the hotel operators to generate revenues and therefore adversely affect the lessees of the Company’s hotels and their ability to make rental payments to the Company pursuant to the participating leases and therefore impact the Company’s liquidity.

The following is a summary of the Company’s obligations and commitments as of December 31, 2004 (dollars in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Contractual Obligations
Mortgage loans—GE Capital Corporation
Sheraton Bloomington and Westin City Center Dallas	$85,429	$4,344	$13,032	$68,053	$—
Le Montrose Suite Hotel	31,869	1,344	4,034	2,690	23,801
San Diego Paradise Point Resort	94,142	4,674	14,023	75,445	—
Indianapolis Marriott Downtown	67,145	2,029	63,087	2,029	—
Hilton Alexandria Old Town	42,033	2,408	7,225	32,400	—
Ground rent
Harborside Hyatt Conference Center & Hotel	11,135	525	1,541	1,028	8,041
Sheraton Bloomington Hotel	1,111	111	333	222	445
San Diego Paradise Point Resort	88,867	1,957	5,870	3,913	77,127
Bonds payable
Massport taxable bonds	5,763	121	5,642	—	—
Massport tax-exempt bonds	39,011	637	38,374	—	—
Purchase commitments (1)
Purchase orders and letters of commitment	15,000	15,000	—	—	—

Total contractual obligations	$481,505	$33,150	$153,161	$185,780	$109,414
Commercial Commitments
Borrowings under credit facilities	—	—	—	—	—

Dividends on Preferred Shares
Dividends payable on preferred shares	34,078	12,532	19,243	2,303	—

Total contractual obligations, commercial commitments and dividends on preferred shares excluding off-balance sheet arrangements	$515,583	$45,682	$172,404	$188,083	$109,414

Off-Balance Sheet Obligation
Mortgage loans—CIGNA Chicago Hotel Venture	17,110	650	16,460	—	—

Chicago Hotel Venture—FF&E LOC Guarantee	—	—	—	—	—

Total obligations and commitments	$532,693	$46,332	$188,864	$188,083	$109,414

(1)	As of December 31, 2004, purchase orders and letters of commitment totaling approximately $15.0 million had been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire.

The Company had a senior unsecured bank facility from a syndicate of banks, which provided for a maximum borrowing of up to $215.0 million and was due to mature on December 31, 2006. On August 30, 2004, the Company, in accordance with bank facility terms, executed a commitment agreement expanding the commitment facility from $215.0 to $300.0 million. The unsecured bank facility matures on December 31, 2006 and has a one-year extension option. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the new senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the year ended December 31, 2004 and 2003, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 3.7% and 3.8%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2004. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.250% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $0.5 million and $0.5 million for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the Company had no outstanding borrowings against the senior unsecured bank facility.

LHL had a three-year commitment for a $7.5 million senior unsecured revolving bank facility to be used for working capital and general corporate purposes. On January 1, 2003, LHL amended its unsecured revolving credit facility agreement to allow for maximum borrowings of $10.0 million. This LHL credit facility matured on December 31, 2003. Effective January 1, 2004, LHL renewed its credit facility for $13.0 million for three additional years. Effective August 30, 2004, LHL again amended and increased its unsecured revolving credit facility to allow for maximum borrowings of $25.0 million. The new LHL credit facility matures December 31, 2006. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the facility for the years ended December 31, 2004 and 2003 was 3.6% and 3.5%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings-based pricing matrix, and currently set at 0.250% of the unused portion of the LHL credit facility. LHL incurred an immaterial commitment fee for each of the years ended December 31, 2004 and 2003. At December 31, 2004 and 2003, the Company had no outstanding borrowings against the LHL credit facility.

On December 12, 2003, the Company, through LHO San Diego Financing L.L.C., entered into a five-year mortgage loan totaling $65.0 million that is secured by the San Diego Paradise Point Resort. The mortgage loan matures on February 9, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 5.25% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the hotel that secures the loan. Interest expense for the years ended December 31, 2004 and 2003 was $3.4 and $0.2 million, respectively. The mortgage loan had a principal balance of $63.9 million at December 31, 2004.

On February 26, 2004, the Company, through LHO Indianapolis Hotel One, L.L.C., entered into a three-year mortgage loan that is secured by the Indianapolis Marriott Downtown. The mortgage loan matures on February 9, 2007 and can be extended at the option of the Company for two additional one-year terms. The mortgage does not allow for prepayment without penalty prior to February 25, 2006. The mortgage bears interest at the London InterBank Offered Rate plus 1.0%. As of December 31, 2004, the interest rate was 2.3%. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57.0 million balance outstanding on this mortgage loan, and therefore fixes the mortgage interest rate at 3.56%. Monthly interest-only payments are due in arrears throughout the term. Interest expense for the year ended December 31, 2004 was $1.2 million for the mortgage secured by the Indianapolis property plus an additional $0.5 million for the interest rate swap. The principal balance of this mortgage loan was $57.0 million and zero at December 31, 2004 and 2003, respectively.

On August 26, 2004, the Company, through LHO Alexandria One, L.L.C., entered into a five-year mortgage loan that is secured by the Hilton Alexandria Old Town Hotel located in Alexandria, Virginia. The mortgage loan matures on September 1, 2009 and does not allow for prepayment without penalty prior to June 1, 2009. The mortgage bears interest at a fixed rate of 4.98% and requires interest and principal payments based on a 25-year amortization schedule. Monthly interest and principal payments are due in arrears throughout the term. Interest expense for the year ended December 31, 2004 was $0.6 million. The principal balance of this mortgage loan was $34.2 million and zero at December 31, 2004 and 2003, respectively.

Effective January 1, 2001, LHL became a wholly-owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code. LHL leased 16 hotels as of December 31, 2004 and currently leases the following 18 hotels owned by the Company:

•	Seaview Marriott Resort and Spa

•	LaGuardia Airport Marriott

•	Harborside Hyatt Conference Center & Hotel

•	Hotel Viking

•	Topaz Hotel

•	Hotel Rouge

•	Hotel Madera

•	Hotel Helix

•	Holiday Inn on the Hill

•	Sheraton Bloomington Hotel Minneapolis South

•	Lansdowne Resort

•	Westin City Center Dallas

•	Hotel George

•	Indianapolis Marriott Downtown

•	Hilton Alexandria Old Town

•	Chaminade Resort and Conference Center

•	Hilton San Diego Gaslamp Quarter

•	Grafton on Sunset

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

On May 12, 2004, the Company completed an underwritten public offering of 2,700,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $55.4 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. The Company sold an additional 300,000 common shares on May 13, 2004, pursuant to an over allotment option for approximately $6.2 million after deducting underwriting discounts and commissions.

On November 16, 2004, the Company completed an underwritten public offering of 1,750,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $54.9 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund future acquisitions.

At December 31, 2004, the Company had approximately $32.1 million of cash and cash equivalents and approximately $7.4 million of restricted cash reserves.

Net cash provided by operating activities was approximately $55.1 million for the year ended December 31, 2004 primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $172.5 million for the year ended December 31, 2004 primarily due to the purchases of the Indianapolis Marriott Downtown, the Hilton Alexandria Old Town and Chaminade Resort and Conference Center, outflows for improvements and additions at the hotels, the funding of restricted cash reserves, offset by proceeds from restricted cash reserves and proceeds from the sale of the Omaha Marriott.

Net cash provided by financing activities was approximately $114.7 million for the year ended December 31, 2004, comprised of borrowings under the senior unsecured bank facility, proceeds from mortgage loans, proceeds from the exercise of stock options and proceeds form the May 2004 and November 2004 common stock offerings, offset by repayments of borrowings under the senior unsecured bank facility, payment of distributions to the common shareholders and unitholders and payments of distributions to preferred shareholders and mortgage loan repayments.

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

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $20.1 million at December 31, 2004. Four of the participating leases and one mortgage agreement require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of December 31, 2004, $5.7 million was available in restricted cash reserves for future capital expenditures. Fourteen of the participating leases require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of December 31, 2004, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $14.4 million. Amounts will be capitalized as incurred. As of December 31, 2004, purchase orders and letters of commitment totaling approximately $17.0 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and, therefore, the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Subsequent Events

On January 6, 2005, the Company acquired a 100% interest in the Hilton San Diego Gaslamp Quarter, a 282-room upscale full-service hotel located in the Gaslamp historic district in downtown San Diego, CA, for $85.0 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Davidson Hotel Company was hired to manage the property.

On January 10, 2005, the Company acquired a 100% interest in the Grafton on Sunset, a 108-room, upscale full-service hotel located in West Hollywood, CA, for $25.5 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Outrigger Lodging Services was retained to manage the property.

On January 14, 2005, the Company declared monthly cash distributions to shareholders of the Company and partners of the operating partnership, in the amount of $0.08 per common share of beneficial interest/unit for each of the months of January, February and March 2005.

On January 14, 2005, the Company paid its December 2005 monthly distribution of $0.08 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of December 31, 2004.

On January 14, 2005, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended December 31, 2004 to preferred shareholders of record at the close of business on January 1, 2005.

On January 14, 2005, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended December 31, 2005 to preferred shareholders of record at the close of business on January 1, 2005.

On January 25, 2005, the Company granted 40,917 restricted common shares of beneficial interest to the Company’s executive officers. The restricted shares granted vest over three years, starting January 1, 2007. These common shares were issued under the 1998 share option and incentive plan.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after June 15, 2005. Adoption is not expected to have a material effect on the Company.

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2004, approximately 21.0% (including the Company’s $13.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel) of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company may utilize derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.

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

Interest Rate Sensitivity

The table below provides information about our financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and an interest rate swap. For debt obligations, the table presents scheduled maturities and related weighted average interest rates by expected maturity dates. The debt securing the Indianapolis Marriott Downtown has been included in fixed rate debt because the Company has an interest rate swap in place which is not used for trading purposes and effectively fixes the interest rate on the debt.

	2005	2006	2007	2008	2009	Thereafter	Total
Fixed Rate Debt	$3,125	$3,327	$60,543	$3,756	$128,200	$12,859	$211,810
Weighted Average Interest Rate	6.2%	6.2%	3.7%	6.3%	6.0%	8.1%	5.5%
Variable Rate Debt	—	—	42,500	—	—	—	42,500
Weighted Average Interest Rate	—	—	1.3%	—	—	—	1.3%

Total	$3,125	$3,327	$103,043	$3,756	$128,200	$12,859	$254,310

Our exposure to market risk for changes in interest rates relates to the fact that some of our long-term debt consists of variable interest rate loans. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous.

The table above presents the principal amount of debt maturing each year, including annual amortization of principal, through December 31, 2009 and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2004 and does not reflect indebtedness incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, our ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The Company employs interest rate swaps to hedge against interest rate fluctuations. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London Interbank offered rate at 2.56% for $57,000 of the Company’s mortgage loan secured by the Indianapolis hotel and therefore fixes the mortgage rate at 3.56%.

The Company is exposed to market risk from changes in interest rates. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company borrows at a combination of fixed and variable rates. As of December 31, 2004, approximately $56.4 million of aggregate indebtedness (21.0% of total indebtedness), including the Company’s $13.9 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel, was subject to variable interest rates.

At December 31, 2004, the Company had no outstanding borrowings under the senior unsecured bank facility. Borrowings under the senior unsecured bank facility bear interest at variable market rates. The weighted average interest rate under the facility for the years ended December 31, 2004 and 2003 was 3.7% and 3.8%, respectively. A 0.25% annualized change in interest rates would have changed interest expense by approximately $0.1 million for the year ended December 31, 2004. This change is based on the weighted average borrowings subject to variable rates under the senior unsecured bank facility for the year ended December 31, 2004 of $44.8 million.

At December 31, 2004, the Company had no outstanding borrowings under the LHL credit facility. Borrowings under the LHL credit facility bear interest at variable market rates. The weighted average interest rate under the facility for the years ended December 31, 2004 and 2003 was approximately 3.6% and 3.5%, respectively. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the year ended December 31, 2004. This change is based on the weighted average borrowings under the LHL credit facility for the year ended December 31, 2004 of $5.9 million.

At December 31, 2004, the Company had outstanding bonds payable of $42.5 million. The bonds bear interest based on weekly floating rates and have no principal reductions for the life of the bonds. The weighted average interest rate for the years ended December 31, 2004 and 2003 was 1.31% and 1.1%, respectively. A 0.25% annualized change in interest rates would have changed interest expense by approximately $0.1 million for the year ended December 31, 2004. This change is based on the weighted average borrowings under the bonds for the year ended December 31, 2004 of $42.5 million.

At December 31, 2004, the mortgage loan that is collateralized by the Sheraton Bloomington Hotel Minneapolis South and the Westin City Center Dallas had a balance of $42.7 million. At December 31, 2004, the carrying value of this mortgage loan approximated its fair value as the interest rate associated with the borrowing approximated current market rates available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule.

At December 31, 2004, the mortgage loan that is collateralized by the Le Montrose Suite Hotel located in West Hollywood, California had a balance of $14.0 million. At December 31, 2004, the carrying value of this mortgage approximated its fair value as the interest rate associated with the borrowing approximated current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule.

At December 31, 2004, the mortgage loan that is collateralized by the San Diego Paradise Point Resort had a principal balance of $63.9 million. At December 31, 2004, the carrying value of this mortgage approximated its fair values as the interest rate associated with the borrowing approximated current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 5.25%, matures on February 1, 2009, and requires interest and principal payments based on a 25-year amortization schedule.

At December 31, 2004, the mortgage loan that is collateralized by the Indianapolis Marriott Downtown had a principal balance of $57.0 million. This mortgage loan bears interest at a floating rate that is reset monthly. However, the Company is party to a fixed interest rate swap agreement that fixes the London InterBank Offered rate at 2.56% for the $57.0 million balance outstanding on the Company’s mortgage loan secured by the

Indianapolis hotel, and therefore fixes the mortgage interest rate at 3.56%. At December 31, 2004, the carrying value of the mortgage loan approximated its fair value as the interest rate associated with the borrowings approximated the current market rate available for similar borrowing arrangements. This loan matures on February 9, 2007, can be extended at the option of the Company for two additional one-year terms and requires interest-only payments monthly throughout the term of the loan.

At December 31, 2004, the mortgage loan that is collateralized by the Hilton Alexandria Old Town Hotel had a principal balance of $34.2 million. At December 31, 2004, the carrying value of this mortgage approximated its fair value as the interest rate associated with the borrowing approximated the current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 4.98%, matures on September 1, 2009, and requires interest and principal payments based on a 25-year amortization schedule.

Item 8.	Consolidated Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The Company have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Trustees.

Based on management’s evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Company acquired Chaminade Resort and Conference Center on November 18, 2004 and has excluded from its assessment of effectiveness of internal control over financial reporting as of December 31, 2004, Chaminade’s internal control over financial reporting associated with total assets of $19.7 million and total revenues of $1.0 million as of and for the year ended December 31, 2004.

Changes in Internal Controls – There were no changes to the Company’s internal controls over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Trustees and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Election of Trustees” and “Audit Committee Report.”

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

None

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accountants—Fee Disclosure.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

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

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

2.1	Purchase and Sale Agreement, dated as of June 16, 1998, by and between Bird Island Limited Partnership and LaSalle Hotel Operating Partnership, L.P. (3)

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (4)

3.2	Bylaws of the Registrant (4)

3.3	Articles Supplementary relating to the 10 1/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (15)

4.1	Form of Common Share of Beneficial Interest (1)

4.2	Form of Common Share Purchase Right (LaSalle) (1)

4.3	Form of Common Share Purchase Right (Steinhardt/Cargill) (1)

4.4	Common Share Purchase Right dated April 29, 1998 (LaSalle Partners) (4)

4.5	Common Share Purchase Right dated April 29, 1998 (Steinhardt) (4)

4.6	Common Share Purchase Right dated April 29, 1998 (Cargill) (4)

4.7	Form of certificate evidencing 10 1/4% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, Liquidation Preference $25.00 Per Share, Par Value $.01 Per Share (15)

10.1	Form of Agreement of Limited Partnership of the Operating Partnership (1)

10.2	Form of Articles of Incorporation and Bylaws of the Advisor (1)

10.3	Form of Registration Rights Agreement relating to Rights to Purchase Common Shares (1)

10.4	Form of Registration Rights Agreement relating to Units, exchangeable for Common Shares (1)

10.5	Share Option Plan (1)*

10.6	Omnibus Contribution Agreement By and Among LaSalle Hotel Operating Partnership, L.P. and the Contributors named herein (1)

10.7	Contribution Agreement (Steinhardt) (1)

10.8	Contribution Agreement (Cargill) (1)

10.9	Contribution Agreement (OLS Visalia) (1)

10.10	Contribution Agreement (OLS Le Montrose) (1)

10.11	Contribution Agreement (Durbin) (1)

10.12	Contribution Agreement (Radisson) (1)

10.13	Form of Advisory Agreement (1)

10.14	Form of Management Agreement (1)

10.15	Form of Lease (1)

10.16	Form of Lease with Affiliated Lessees (1)

10.17	Form of Supplemental Representations, Warranties and Indemnity Agreement (1)

10.18	Form of Pledge and Security Agreement (1)

10.19	Purchase and Sale Agreement with Joint Escrow Instructions, dated as of June 1, 1998, by and between VVH Resorts, Ltd. and LHO Mission Bay Hotel, L.P. (2)

10.20	Subscription Agreement (with registration rights), dated as of May 28, 1998, by WestGroup San Diego Associates, Ltd. (2)

Exhibit Number	Description of Exhibit
10.21	Agreement of Limited Partnership, dated as of June 1,1998, of LHO Mission Bay Hotel, L.P. (2)
10.22	Lease Agreement, dated as of June 1, 1998, by and between LHO Mission Bay Hotel, L.P. and WestGroup San Diego Associates, Ltd. (2)
10.23	Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated as of April 29, 1998 (4)
10.24	Advisory Agreement, dated as of April 23, 1998, by and between the Registrant and LaSalle Hotel Advisors, Inc. (4)
10.25	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (LaSalle Partners) (4)
10.26	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Steinhardt) (4)
10.27	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Cargill) (4)
10.28	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (LaSalle Partners) (4)
10.29	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Steinhardt) (4)
10.30	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Cargill) (4)
10.31	Senior Unsecured Credit Agreement, dated as of April 23, 1998, among the Operating Partnership, Societe Generale, Southwest Agency, as Co-Arranger, Administrative Agent, and Documentation Agent, Bank of Montreal, Chicago Branch, as Co-Arranger and Syndication Agent, and the Banks (4)
10.32	Lease Agreement, dated as of June 24, 1998, by and between LHO Harborside Hotel, L.L.C. as Landlord, and LaSalle Hotel Lessee, Inc. as Tenant (4)
10.33	Loan and Trust Agreement, dated as of December 15, 1990, as amended and restated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership, and Shawmut Bank, N.A., as trustee (4)
10.34	Credit Enhancement Agreement, dated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A. (4)
10.35	Management Agreement, dated as of February 1, 1990, by and between Logan Harborside Associates II Limited Partnership and Hyatt Corporation, and the First Amendment thereto dated as of June 27, 1991 (4)
10.36	Leasehold Mortgage and Security Agreement, dated as of December 15, 1990, between Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A., and the First Amendment thereto dated as of June 27, 1991 (4)
10.37	1998 Share Option and Incentive Plan (5)
10.38	Amended and Restated Senior Unsecured Credit Agreement (5)
10.39	First Amendment to the Amended and Restated Unsecured Credit Agreement (5)
10.40	Form of First Amendment to Lease with Affiliated Lessee (7)
10.41	Form of Second Amendment to Lease with Affiliate Lessee (7)
10.42	First Amendment to the 1998 Share Option and Incentive Plan (8)*
10.43	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through September 9, 1999 (9)*

Exhibit Number	Description of Exhibit

10.44	Loan Agreement dated July 29, 1999 between LHO Financing Partnership I, L.P. and General Electric Capital Corporation (Radisson Convention Hotel) (10)

10.45	Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999 (Radisson Convention Hotel) (10)

10.46	Second Fee and Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999 (Radisson Convention Hotel) (10)

10.47	Loan Agreement dated July 29, 1999 between LHO Financing Partnership I, L.P. and General Electric Capital Corporation (LeMeridien Dallas) (10)

10.48	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated July 29, 1999 (LeMeridien Dallas) (10)

10.49	Amended and Restated Advisory Agreement and Employee Lease Agreement dated January 1, 2000 between LaSalle Hotel Properties and LaSalle Hotel Advisors, Inc. (11)

10.50	Stock Purchase Agreement dated July 28, 2000 by and among LaSalle Hotel Operating Partnership, L.P. and LaSalle Hotel Co-Investment, Inc., LPI Charities and LaSalle Hotel Properties (12)

10.51	Second Amended and Restated Senior Unsecured Credit Agreement dated November 13, 2000 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (12)

10.52	Environmental Indemnification Agreement dated November 13, 2000 by and among Societe Generale, Bank of Montreal, Deutsche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (12)

10.53	Guaranty and Contribution Agreement dated November 13, 2000 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (12)

10.54	Termination and Services Agreement dated December 28, 2000 by and among LaSalle Hotel Properties, and LaSalle Hotel Advisors, Inc. and LaSalle Investment Management, Inc. (12)

10.55	Revolving Credit Note dated January 3, 2001 between LaSalle Hotel Lessee, Inc. and Firstar Bank, National Association (12)

10.56	Guaranty dated January 3, 2001 between LaSalle Hotel Lessee, Inc. and Firstar Bank, National Association (12)

10.57	Third Amended and Restated Senior Unsecured Credit Agreement dated June 26, 2001 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (13)

10.58	Environmental Indemnification Agreement dated June 26, 2001 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (13)

10.59	Guaranty and Contribution Agreement dated June 26, 2001 by and among Societe Generale, Bank of Montreal, Deutche Banc Alex. Brown and LaSalle Hotel Operating Partnership, L.P. (13)

10.60	Second Amendment to Third Amended and Restated Senior Unsecured Credit Agreement entered into on February 11, 2002 by and among Societe Generale, Bank of Montreal, Bankers Trust Company, Credit Lyonnais, LaSalle Bank, N.A., Fleet National Bank, Firstar Bank, and LaSalle Hotel Operating Partnership, L.P. (14)

10.61	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002 (16)

10.62	Change in Control Severance Agreement between Jon E. Bortz and LaSalle Hotel Properties dated as of January 28, 2002 (17)*

Exhibit Number	Description of Exhibit

10.63	Change in Control Severance Agreement between Hans S. Weger and LaSalle Hotel Properties dated as of January 28, 2002 (17)*

10.64	Change in Control Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties dated as of January 28, 2002 (17)*

10.65	Senior Unsecured Credit Agreement entered into on November 20, 2003 by and among Bank of Montreal, Fleet National Bank, HarrisNesbitt Corp., Fleet Securities, Inc. and LaSalle Hotel Operating Partnership, L.P. (18)

10.66	Guaranty and Contribution Agreement dated November 20, 2003 by and among Bank of Montreal, Fleet National Bank, Harris Nesbitt Corp., Fleet Securities, Inc. and LaSalle Hotel Operating Partnership, L.P. (18)

10.67	Environmental Indemnification Agreement dated November 20, 2003 by and among Bank of Montreal, Fleet National Bank, Harris Nesbitt Corp., Fleet Securities, Inc. and LaSalle Hotel Operating Partnership, L.P. (18)

12.1	Calculation of the Registrant’s Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (6)

21	List of subsidiaries

23	Consent of KPMG LLP

24.1	Power of Attorney (included in Part IV of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) and incorporated to Amendment No. 1 herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on June 15, 1998 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on July 9, 1998 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 14, 1998 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on November 16, 1998 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-77371) on April 29, 1999 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on May 12, 1999 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 11, 1999 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-86911) on September 10, 1999 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on November 12, 1999 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 2, 2000 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Registrant’s Form 10-K filed with the SEC on March 27, 2001 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on September 4, 2001 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on February 13, 2002 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form 8-A (No. 001-14045) on March 5, 2002 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on March 12, 2002 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Form 10-K filed with the SEC on February 19, 2003 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on December 15, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: February 23, 2005	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President and Chief Financial Officer

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

Date	Signature

February 23, 2005	/s/ JON E. BORTZ Jon E. Bortz	Chairman, President and Chief Executive Officer (Principal Executive Officer)

February 23, 2005	/s/ DARRYL HARTLEY-LEONARD Darryl Hartley-Leonard	Trustee

February 23, 2005	/s/ KELLY L. KUHN Kelly L. Kuhn	Trustee

February 23, 2005	/s/ WILLIAM S. MCCALMONT William S. McCalmont	Trustee

February 23, 2005	/s/ DONALD S. PERKINS Donald S. Perkins	Trustee

February 23, 2005	/s/ STUART L. SCOTT Stuart L. Scott	Trustee

February 23, 2005	/s/ DONALD A. WASHBURN Donald A. Washburn	Trustee

February 23, 2005	/s/ MICHAEL D. BARNELLO Michael D. Barnello	Chief Operating Officer and Executive Vice President of Acquisitions

February 23, 2005	/s/ HANS S. WEGER Hans S. Weger	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

LASALLE HOTEL PROPERTIES

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Chicago, Illinois

February 23, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees

LaSalle Hotel Properties:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LaSalle Hotel Properties (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that LaSalle Hotel Properties maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, LaSalle Hotel Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

LaSalle Hotel Properties acquired Chaminade on November 18, 2004, and management excluded from its assessment of the effectiveness of LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2004, Chaminade’s internal control over financial reporting associated with total assets of $19,686,000 and total revenues of $1,028,000 as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of LaSalle Hotel Properties also excluded an evaluation of the internal control over financial reporting of Chaminade.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaSalle Hotel Properties as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 23, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Chicago, Illinois

February 23, 2005

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31, 2004	December 31, 2003
Assets:
Investment in hotel properties, net (Note 4)	$739,733	$595,976
Property under development (Note 3)	32,508	14,743
Investment in joint venture (Note 2)	1,341	3,488
Cash and cash equivalents	32,102	34,761
Restricted cash reserves (Note 9)	7,430	21,988
Rent receivable	1,527	2,116
Hotel receivables (net of allowance for doubtful accounts of approximately $255 and $261, respectively)	8,227	10,593
Deferred financing costs, net	4,283	4,195
Deferred tax asset	14,500	10,424
Prepaid expenses and other assets	17,945	9,585
Assets sold, net (Note 6)	—	35

Total assets	$859,596	$707,904

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 8)	$—	$—
Bonds payable (Note 8)	42,500	42,500
Mortgage loans (including unamortized premium of zero and $2,015, respectively) (Note 8)	211,810	187,157
Accounts payable and accrued expenses (Note 9)	35,338	26,842
Advance deposits	4,423	3,202
Accrued interest	1,181	705
Distributions payable	5,554	4,853
Liabilities of assets sold (Note 6)	162	61

Total liabilities	300,968	265,320
Minority interest in LaSalle Hotel Operating Partnership, L.P. (Note 2)	4,554	5,721
Minority interest in other partnerships	—	10
Commitments and contingencies (Note 9)	—	—

Shareholders' Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, 10 1/4% Series A—3,991,900 shares issued and outstanding at December 31, 2004 and 2003, respectively (Note 10)	40	40
8 3/8% Series B—1,100,000 shares issued and outstanding at December 31, 2004 and 2003, respectively (Note 10)	11	11
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized and 29,880,047 and 24,140,855 shares issued and outstanding at December 31, 2004 and 2003, respectively (Note 10)	299	241
Additional paid-in capital, including offering costs of $31,853 and $28,461 at December 31, 2004 and 2003, respectively	617,742	485,724
Deferred compensation	(2,332)	(3,394)
Accumulated other comprehensive income (Note 12)	965	—
Distributions in excess of retained earnings	(62,651)	(45,769)

Total shareholders’ equity	554,074	436,853

Total liabilities and shareholders’ equity	$859,596	$707,904

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2004	2003	2002
Revenues:
Hotel operating revenues:
Room revenue	$152,100	$92,951	$78,062
Food and beverage revenue .	86,404	56,266	43,546
Other operating department revenue	23,291	16,941	13,491

Total hotel operating revenues	261,795	166,158	135,099
Participating lease revenue	18,635	21,284	21,909
Other income (Note 9)	187	919	19

Total revenues	280,617	188,361	157,027

Expenses:
Hotel operating expenses:
Room	38,912	25,069	20,234
Food and beverage	59,951	40,256	31,605
Other direct	13,349	9,371	6,772
Other indirect (Note 14)	74,486	48,389	38,543

Total hotel operating expenses	186,698	123,085	97,154
Depreciation and other amortization	38,933	31,665	28,272
Real estate taxes, personal property taxes and insurance	11,891	9,347	7,852
Ground rent (Note 9)	3,493	3,561	3,208
General and administrative	8,398	7,292	6,423
Amortization of deferred financing costs	2,268	2,399	2,251
Impairment of investment in hotel property	—	2,453	—
Contingent lease termination expenses (Note 9)	850	10	2,520
Other expenses	632	251	165

Total operating expenses	253,163	180,063	147,845

Operating income	27,454	8,298	9,182
Interest income	361	353	344
Interest expense	(13,081)	(12,651)	(10,527)

Income (loss) before income tax benefit, minority interest, equity in earnings of unconsolidated entities and discontinued operations	14,734	(4,000)	(1,001)
Income tax benefit (Note 15)	3,507	5,605	2,850

Income before minority interest, equity in earnings of unconsolidated entities and discontinued operations	18,241	1,605	1,849
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(289)	(40)	(52)

Income before equity in earnings of unconsolidated entities and discontinued operations	17,952	1,565	1,797
Equity in earnings of unconsolidated entities (Note 2)	853	304	458

Income before discontinued operations	18,805	1,869	2,255
Discontinued operations (Note 6):
Income from operations of properties disposed of, including gain on disposal of assets	4,614	37,714	2,101
Minority interest, net of tax	(68)	(779)	(52)
Income tax benefit (expense) (Note 15)	(128)	37	167

Net income from discontinued operations	4,418	36,972	2,216

Net income	23,223	38,841	4,471
Distributions to preferred shareholders	(12,532)	(10,805)	(8,410)

Net income (loss) applicable to common shareholders	$10,691	$28,036	$(3,939)

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations—Continued

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2004	2003	2002
Earnings per Common Share—Basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.23	$(0.46)	$(0.34)
Discontinued operations	0.16	1.85	0.12

Net income (loss) applicable to common shareholders after dividends paid on unvested restricted shares	$0.39	$1.39	$(0.22)

Earnings per Common Share—Diluted:
Income (loss) applicable to common shareholders before discontinued operations	$0.23	$(0.43)	$(0.33)
Discontinued operations	0.16	1.80	0.12

Net income (loss) applicable to common shareholders	$0.39	$1.37	$(0.21)

Weighted average number common shares outstanding:
Basic	26,740,506	20,030,723	18,413,602
Diluted	27,376,934	20,487,406	18,843,530

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except per share data)

	Preferred Shares	Treasury Shares	Common Shares of Beneficial Interest	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Distributions in Excess of Retained Earnings	Total
Balance, December 31, 2001	$—	$—	$187	$278,060	$(2,601)	$(883)	$(44,370)	$230,393
Issuance of shares, net of offering costs	40	—	—	95,965	—	—	—	96,005
Options exercised	—	—	—	31	—	—	—	31
Unit conversions	—	—	—	244	—	—	—	244
Deferred compensation	—	—	—	83	(83)	—	—	—
Amortization of deferred compensation	—	—	—	—	770	—	—	770
Unrealized loss on interest rate derivatives	—	—	—	—	—	(167)	—	(167)
Distributions declared ($0.44 per common share)	—	—	—	—	—	—	(8,230)	(8,230)
Distributions ($ 2.11 per preferred share)	—	—	—	—	—	—	(8,410)	(8,410)
Net income	—	—	—	—	—	—	4,471	4,471

Balance, December 31, 2002	40	—	187	374,383	(1,914)	(1,050)	(56,539)	315,107
Issuance of shares, net of offering costs	11	—	52	108,261	—	—	—	108,324
Options exercised	—	—	1	661	—	—	—	662
Unit conversions	—	—	—	—	—	—	—	—
Deferred compensation	—	—	1	2,419	(2,420)	—	—	—
Amortization of deferred compensation	—	—	—	—	940	—	—	940
Unrealized loss on interest rate derivatives	—	—	—	—	—	1,050	—	1,050
Distributions declared ($0.84 per common share)	—	—	—	—	—	—	(17,266)	(17,266)
Distributions ($ 2.56 per Series A preferred share)	—	—	—	—	—	—	(10,229)	(10,229)
Distributions ($ 2.09 per Series B preferred share)	—	—	—	—	—	—	(576)	(576)
Net income	—	—	—	—	—	—	38,841	38,841

Balance, December 31, 2003	51	—	241	485,724	(3,394)	—	(45,769)	436,853
Issuance of shares, net of offering costs	—	7,051	44	109,757	—	—	(165)	116,687
Repurchase of common shares (treasury shares)	—	(611)	—	—	—	—	—	(611)
Options exercised	—	43	6	6,353	—	—	(6)	6,396
Stock rights exercised	—	(6,490)	8	14,563	—	—	(2,842)	5,239
Unit conversions	—	—	—	1,155	—	—	—	1,155
Deferred compensation	—	7	—	190	(197)	—	—	—
Amortization of deferred compensation	—	—	—	—	1,259	—	—	1,259
Unrealized gain on interest rate derivatives	—	—	—	—	—	965	—	965
Distributions declared ($0.90 per common share)	—	—	—	—	—	—	(24,558)	(24,558)
Distributions ($ 2.56 per Series A preferred share)	—	—	—	—	—	—	(10,229)	(10,229)
Distributions ($ 2.09 per Series B preferred share)	—	—	—	—	—	—	(2,305)	(2,305)
Net income	—	—	—	—	—	—	23,223	23,223

Balance, December 31, 2004	$51	$—	$299	$617,742	$(2,332)	$965	$(62,651)	$554,074

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$23,223	$38,841	$4,471
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	39,046	33,702	33,531
Amortization of deferred financing costs	2,268	3,511	2,398
Minority interest in LaSalle Hotel Operating Partnership, L.P.	357	819	104
Gain on sale of property disposed of	(2,636)	(37,087)	—
Loss on sale of property disposed of	—	425	—
Writedown of notes receivable	—	—	158
Impairment of investment in hotel property	—	2,453	—
Gain on extinguishment of debt	(70)	—	—
Gain on disposition of minority interest in other partnerships	(10)	—	—
Income tax benefit	(3,936)	(5,642)	(3,017)
Deferred compensation	1,259	899	770
Equity in earnings of unconsolidated entities	(853)	(304)	(458)
Changes in assets and liabilities:
Rent receivable	589	520	1,004
Hotel receivables, net	2,724	(5,410)	(1,079)
Deferred tax asset	(140)	(567)	(3,096)
Prepaid expenses and other assets	(7,286)	6,147	1,587
Mortgage loan premium	(75)	2,015	—
Accounts payable and accrued expenses	372	(834)	2,618
Advance deposits	559	2,266	63
Accrued interest	(307)	(560)	(1,093)

Net cash flow provided by operating activities	55,084	41,194	37,961

Cash flows from investing activities:
Improvements and additions to hotel properties	(37,161)	(27,024)	(31,685)
Acquisition of hotel properties	(181,020)	(74,895)	—
Distributions from joint venture	3,000	1,396	1,198
Purchase of office furniture and equipment	(441)	(203)	(23)
Repayment of notes receivable	—	1,319	600
Funding of notes receivable	—	—	(198)
Funding of restricted cash reserves	(7,444)	(22,207)	(15,164)
Proceeds from restricted cash reserves	22,002	18,956	2,896
Proceeds from sale of investment in hotel properties	28,596	49,949	828

Net cash flow used in investing activities	(172,468)	(52,709)	(41,548)

Cash flows from financing activities:
Borrowings under credit facilities	304,315	124,766	64,676
Repayments under credit facilities	(304,315)	(224,156)	(140,686)
Proceeds from mortgage loans	91,400	65,000	—
Repayments of mortgage loans	(64,732)	(1,673)	(1,520)
Mortgage loan premium	(1,870)	—	—
Payment of deferred financing costs	(1,592)	(3,022)	(567)
Proceeds from exercise of stock options	12,060	662	—
Proceeds from issuance of preferred shares	—	27,500	99,798
Proceeds from issuance of common shares	119,625	83,919	—
Payment of preferred offering costs	—	(732)	(3,868)
Payment of common offering costs	(3,392)	(2,360)	—
Distributions-preferred shares	(12,532)	(10,229)	(5,853)
Distributions-common shares	(24,242)	(19,920)	(4,590)

Net cash flow provided by financing activities	114,725	39,755	7,390

Net change in cash and cash equivalents	(2,659)	28,240	3,803
Cash and cash equivalents, beginning of year	34,761	6,521	2,718

Cash and cash equivalents, end of year	$32,102	$34,761	$6,521

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

As of December 31, 2004, the Company owned interests in 19 hotels with approximately 6,300 suites/rooms located in ten states and the District of Columbia. The Company owns 100% equity interests in 18 of the hotels and a non-controlling 9.9% equity interest in a joint venture that owns one hotel. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 16 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (LHL), or a wholly-owned subsidiary of LHL (see Note 14). Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. The hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a non-controlling 9.9% equity interest (see Note 2).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. The Company is the sole general partner of the operating partnership. The Company owns approximately 98.7% of the operating partnership at December 31, 2004. The remaining 1.3% is held by other limited partners who hold 383,090 limited partnership units. Limited partnership units are redeemable for cash, or at the option of the Company, a like number of common shares of beneficial interest of the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company, the operating partnership, LHL and its subsidiaries and partnerships in which it has a controlling interest. All significant intercompany balances and transactions have been eliminated.

Reclassification

Certain 2003 and 2002 items have been reclassified to conform with 2004 presentations.

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

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, borrowings under the Company’s senior unsecured bank facility, borrowings under LHL’s credit facility, special project revenue bonds issued by the Massachusetts Port Authority and mortgage loans on six properties. Due to their short maturities, cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at amounts that reasonably approximate fair value. As borrowings under the senior unsecured bank facility, borrowings under LHL’s credit facility and the Massachusetts Port Authority Special Project Revenue Bonds bear interest at variable market rates, carrying values approximate market value at December 31, 2004 and 2003, respectively. The carrying amount of the Company’s debt approximates fair value. The carrying amount of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price of assets to asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment and intangible assets. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over an estimated useful life of 30 years for buildings and improvements and three to five years for furniture, fixtures and equipment. Furniture fixtures and equipment under capital leases are carried at the present value of the minimum lease payments.

The Company periodically reviews the carrying value of each hotel to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel to reflect the hotel at fair value. The Company does not believe that there are any facts or circumstances indicating impairment of any of its hotels.

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

Interest and real estate taxes incurred during the renovation period are capitalized and depreciating over the lives of the renovated assets. Capitalized interest for the years ended December 31, 2004, 2003 and 2002 was $783, $289 and $1,031, respectively.

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

Investment in Joint Venture

Investment in joint venture represents the Company’s non-controlling 9.9% equity interest in each of (i) the joint venture that owns the Chicago Marriott Downtown and (ii) Chicago 540 Lessee, Inc., both of which are associated with the Chicago Marriott Downtown. The Carlyle Group owns a 90.1% controlling interest in both the Chicago 540 Hotel Venture and Chicago 540 Lessee, Inc. The Company accounts for its investment in joint venture under the equity method of accounting, and receives an annual preferred return in addition to its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. Marriott International, Inc. operates the Chicago Marriott Downtown pursuant to a long-term incentive-based operating agreement.

The joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest was subject to two mortgage loans for an aggregate amount of $120,000. The mortgage loans had two- year terms, and were due to expire in July 2004. On April 6, 2004, the joint venture that owns the Chicago Marriott Downtown refinanced its existing two mortgage loans with a new mortgage loan for an aggregate amount of $140,000. Upon refinancing, the Company received approximately $1,822 in cash representing its prorated share of the proceeds. The new mortgage loan has a two-year term, expires in April 2006, and can be extended at the option of the joint venture for three additional one-year terms. The mortgage bears interest at the London InterBank Offered Rate plus 2.25%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 7.25%, effectively limiting the rate on the mortgage to 9.5%. As of December 31, 2004, the interest rate on this mortgage was 4.69%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures the mortgage. The Company’s pro rata share of the loan is $13,860 and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for this mortgage.

On November 2, 2004, the Chicago 540 Hotel Venture, in which the Company has a non-controlling 9.9% ownership interest, obtained a three and a half year commitment for a $5,750 FF&E credit facility to be used for partial funding of the FF&E costs related to the property. The FF&E credit facility matures on the earlier of (i) April 30, 2008, or (ii) three years from the date on which the final borrowing is made. The borrower has an option to borrow portions of the principal debt bearing interest with reference to the base rate or to LIBOR, and portions may be converted from one interest basis to another. Base rate will be the greater of (i) the rate established by the lender as a base rate and which is designated by the lender as its U.S. prime rate, or (ii) the Federal Funds Rate plus 0.50%. LIBOR rate will be set two business days before the start of an interest period. The Chicago 540 Hotel Venture purchased a cap on London InterBank Offered Rate capping the London InterBank Offered Rate at 7.5%. Consistent with our ownership interest, the Company is guaranteeing 9.9% of the credit facility. The company’s maximum exposure under the FF&E facility is $569, and the guarantee will expire at the maturity of the credit facility. In the event of default, any outstanding principal and accrued interest will be due and payable. As of December 31, 2004, there were no outstanding borrowings under the FF&E credit facility.

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2004, approximately 21.0% (including the Company’s $13,860 pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown) of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company utilizes derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.

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

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized over the three-year term of the senior unsecured bank facility, over the life of the related mortgage loans collateralized by certain hotel properties and over the 17-year term of the special project revenue bonds issued by the Massachusetts Port Authority (see Note 8). Accumulated amortization at December 31, 2004 and 2003 was $7,406 and $6,036, respectively.

Distributions

Through 2002, the Company paid quarterly distributions to its common shareholders of beneficial interest as directed by the Board of Trustees. On October 3, 2002, the Company announced its plans to pay monthly distributions in lieu of quarterly distributions to its common shareholders and unitholders beginning in 2003. The first monthly distribution was paid on February 14, 2003, for the month of January 2003, and monthly distributions were paid throughout the remainder of 2003 and throughout 2004. The Company’s ability to pay distributions is dependent on the receipt of distributions from the operating partnership.

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

Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. During 2004 and 2003, respectively, 41,596 and zero units of limited partnership interest were redeemed by unitholders. At December 31, 2004, the aggregate partnership interest held by the limited partners in the operating partnership was approximately 1.3%. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year.

Outstanding operating partnership units of limited partnership interest are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest of the Company.

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 share option and incentive plan. Accordingly, no compensation costs were recognized for stock options granted to the Company’s employees, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123 prospectively for all options granted to employees and members of the Board of Trustees. No options were granted during 2004 and 2003. Options granted under the 1998 share option and incentive plan vest over three to four years, therefore the costs related to stock-based compensation for 2004 and 2003 are less than that which would have been recognized if the fair value based method had been applied to all grants since the original effective date of Statement No. 123.

The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 share option and incentive plan. Accordingly, no compensation costs have been recognized. Had compensation cost for all of the options granted under the Company’s 1998 share option and incentive plan been determined in accordance with the method required by Statement No. 123, the Company’s net income and net income per common share for 2004, 2003 and 2002 would approximate the pro forma amounts below (in thousands, except per share data).

	2004	2003	2002
	Proforma	Proforma	Proforma
Net income (loss) available to common shareholders	$10,691	$28,036	$(3,939)
Stock-based employee compensation expense	(76)	(89)	(145)

Proforma net income (loss)	$10,615	$27,947	$(4,084)

Proforma net income (loss) per common share:
basic (after dividends paid on unvested restricted shares)	$0.39	$1.38	$(0.23)

diluted (before dividends paid on unvested restricted shares)	$0.39	$1.36	$(0.22)

From time to time, the Company awards restricted stock shares under the 1998 share option and incentive plan to trustees, executive officers and employees, which vest over three years. We recognize compensation expense over the vesting period equal to the fair market value of the shares on the date of issuance, adjusted for any forfeiture. In 2004, 2003 and 2002, 9,465, 134,436 and 6,400 shares, respectively, of restricted stock were granted to certain trustees, executive officers and employees. In 2004, 3,466 shares were forfeited. Deferred compensation expense for the years ended December 31, 2004, 2003 and 2002 was $1,259, $941 and $770, respectively. The weighted average grant date fair value per share granted during each year was $26.57 in 2004, $18.10 in 2003 and $12.99 in 2002. Under these awards 260,997 shares were outstanding at December 31, 2004.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after June 15, 2005. Adoption is not expected to have a material effect on the Company.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. As a wholly-owned taxable-REIT subsidiary of the Company, LHL is required to pay income taxes at the applicable rates.

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares of beneficial interest outstanding during the year excluding the weighted average number of unvested restricted shares. Diluted earnings per share is based on the weighted average number of common shares of beneficial interest outstanding plus the effect of in-the-money stock options.

3. Acquisition of Hotel Properties

On June 17, 2003, the Company acquired a 100% interest in Lansdowne Resort, a 296-room, full-service luxury golf resort and conference center located in Lansdowne, Virginia, for $115,800 including $52,955 in cash and the assumption of a $62,845 mortgage loan (see Note 8). The source of the funding for the acquisition was the Company’s 1031-escrow and Company’s senior unsecured bank facility. The Company leases the hotel to LHL. Benchmark Hospitality manages the property under a five-year management agreement. The Company has undertaken a development program, developing a second golf course, nine–hole executive course, resort pool, clubhouse, spa, guestroom and public areas renovation, currently projected at a total of approximately $52,000, which is expected to be completed by the end of 2005. As of December 31, 2004, total property under development was $32,495, including $3,734 of future air rights for land development.

On September 18, 2003, the Company acquired a 100% interest in the Hotel George, a 139-room, luxury full-service hotel located in Washington, D.C., for $24,110 and the Hotel George became the fifth hotel in the Company’s D.C. Collection. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Kimpton Hotel and Restaurant Group, LLC manages the property.

On February 10, 2004, the Company acquired a 100% interest in the Indianapolis Marriott Downtown, a 615-room, full-service hotel located in downtown Indianapolis, Indiana, for $106,000. The source of the funding for the acquisition was the Company’s senior unsecured bank facility, a portion of which was repaid when the Company entered into a mortgage agreement secured by the Indianapolis property in February 2004. The property is leased to LHL, and White Lodging Services Corporation manages the property.

On May 28, 2004, the Company acquired a 100% interest in the Hilton Alexandria Old Town, a 241-room, upscale full-service hotel located in the heart of historic downtown Alexandria, Virginia, for $59,000. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Sandcastle Resorts & Hotels manages the property.

On November 18, 2004, the Company acquired a 100% interest in the Chaminade Resort and Conference Center, a 153-room, AAA Four-Diamond resort and executive conference center located in Santa Cruz, California, for $18,500. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Benchmark Hospitality manages the property.

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2004 and 2003 consists of the following:

	December 31, 2004	December 31, 2003
Land	$96,404	$84,373
Buildings and improvements	683,936	545,010
Furniture, fixtures and equipment	136,681	114,279

	917,021	743,662
Accumulated depreciation	(177,288)	(147,686)

	$739,733	$595,976

The December 31, 2004 balance of investment in hotel properties excludes $32,508 of property under development for Lansdowne Resort and San Diego Paradise Point in the amounts of $32,495 and $13, respectively. The December 31, 2003 balance of investment hotel properties excludes $14,743 of property under development for the Lansdowne Resort. The December 31, 2003 balance of investment in hotel properties includes $25,145 included in assets sold in the accompanying consolidated financial statements.

The hotels owned as of December 31, 2004 are located in California (three), the District of Columbia (six), Indiana, Massachusetts, Minnesota, New Jersey, New York, Rhode Island, Texas and Virginia (two).

5. Notes Receivable

The Company provided working capital to LHL and the other lessees in exchange for working capital notes receivable. As of December 31, 2003, the working capital notes receivable balance was $483. During 2004, $187 of working capital notes receivable with an affiliate of the Chicago Marriott Hotel was paid down, resulting in a working capital notes receivable balance of $296. The working capital notes receivable bear interest at either 5.6% or 9.0% per annum and have terms identical to the terms of the related participating lease. The working capital notes receivable are payable in monthly installments of interest only.

There were no outstanding balances on the furniture, fixtures and equipment notes receivable as of December 31, 2004 and 2003.

6. Discontinued Operations

Prior to 2003, the Company classified the New Orleans property as held for sale and accordingly, depreciation was suspended. Effective January 3, 2003, the Company entered into a purchase and sale agreement, which was amended February 10, 2003, to sell the New Orleans property with expected net sales proceeds of $91,500. The asset was sold on April 21, 2003 (see Note 7). Total revenues related to the asset of $6,267, comprised of primarily participating rent and hotel operating revenues, and income before income tax expense related to the asset of $62 for the year ended December 31, 2003, are included in discontinued operations. Revenues and expenses for the year ended December 31, 2002 have been reclassified to conform with the current presentation.

On July 16, 2003, the Board of Trustees approved management’s commitment to a plan to sell the Holiday Inn Beachside Resort. The asset was classified as held for sale at that time because sale was expected to occur within one year; accordingly depreciation was suspended. On July 25, 2003, the Company sold the Holiday Inn Beachside Resort (see Note 7). Total revenues related to the asset of $5,429, comprised of primarily participating rent and hotel operating revenues, and income before income tax benefit related to the asset of $903 for the year ended December 31, 2003, are included in discontinued operations. Revenues and expenses for the year ended December 31, 2002 have been reclassified to conform with the current presentation.

Effective January 16, 2004, the Company entered into an exclusive listing agreement for the sale of its Omaha property. The asset was classified as held for sale at that time because the property was being actively marketed and sale was expected to occur within one year; accordingly, depreciation was suspended. Based on initial pricing expectations, the Company expected to recognize a gain on the sale, therefore, no impairment was recognized. Effective June 30, 2004, the Company entered into a purchase and sale agreement, which was amended on July 30, 2004 and August 23, 2004, to sell its Omaha property. The asset was sold on September 15, 2004 (see note 7) with net sale proceeds of approximately $28,596. The Company believes that it can redeploy the capital into markets with better long-term fundamentals, thereby improving the return on its invested capital. Total revenues related to the asset of $9,828, comprised of primarily hotel operating revenues, and income before income tax expense related to the asset of $1,910 for the year ended December 31, 2004 are included in discontinued operations. Revenues and expenses for the years ended December 31, 2003 and 2002 have been reclassified to conform to the current presentation.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company allocated $0 and $1,678 of interest expense to discontinued operations for the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004, the Company had unsettled assets and liabilities of $0 and $162, respectively, related to the sale of the Omaha property. The Company expects all assets and liabilities to be settled in the first quarter of 2005. At December 31, 2004, the Company had no assets and liabilities for assets held for sale.

7. Disposition of Hotel Properties

On April 21, 2003, the Company sold the New Orleans Grande Hotel for $92,500 resulting in a gain of approximately $37,087. The gain is recorded in discontinued operations in the accompanying consolidated financial statements. The asset was classified as held for sale effective August 1, 2002, at which time depreciation was suspended. Based on initial pricing expectations, the Company expected a gain on the sale of the asset, and as such, no impairment of the asset was recorded. The Company redeployed the net sale proceeds of approximately $91,500 through an Internal Revenue Code Section 1031 like kind exchange.

In July 2003, management of the Company changed its intent from holding its investment in the Holiday Inn Beachside Resort, located in Key West, Florida, to selling the property due to the projected cost of renovating the property and receiving an unsolicited offer to purchase the property. As a result, the Company wrote down its investment in the Holiday Inn Beachside Resort by $2,453 during the second quarter 2003 to its estimated fair value, net of estimated costs to sell. The writedown is recorded in impairment of investment in hotel property in the accompanying consolidated financial statements. On July 16, 2003, the Board of Trustees approved management’s commitment to a plan to sell the Holiday Inn Beachside Resort. The asset was classified as held for sale at that time because sale was expected to occur within one year; accordingly, depreciation was suspended. On July 25, 2003, the Company sold the Holiday Inn Beachside Resort for $17,170. The Company recognized a loss on the sale of the asset of $425 at the time of the sale. The loss is recorded in discontinued operations in the accompanying consolidated financial statements.

On September 15, 2004, the Company sold the Omaha Marriott hotel for $28,500, resulting in a gain of approximately $2,636. The gain is recorded in discontinued operations in the accompanying consolidated financial statements. The asset was classified as held-for-sale effective January 16, 2004 at which time depreciation was suspended. Based on initial pricing expectations, the Company expected a gain on the sale of the asset, and, as such, no impairment of the asset was recorded.

8. Long-Term Debt

Credit Facility

The Company had a senior unsecured bank facility from a syndicate of banks, which provided for a maximum borrowing of up to $215.0 million and was due to mature on December 31, 2006. On August 30, 2004, the Company, in accordance with bank facility terms, executed a commitment agreement expanding the commitment facility from $215.0 million to $300.0 million. The unsecured bank facility matures on December 31, 2006 and has a one-year extension option. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the new senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the year ended December 31, 2004 and 2003, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 3.7% and 3.8%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2004. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.250% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $0.5 million and $0.5 million for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the Company had no outstanding borrowings against the senior unsecured bank facility.

LHL had a three-year commitment for a $7.5 million senior unsecured revolving bank facility to be used for working capital and general corporate purposes. On January 1, 2003, LHL amended its unsecured revolving credit facility agreement to allow for maximum borrowings of $10.0 million. This LHL credit facility matured on December 31, 2003. Effective January 1, 2004, LHL renewed its credit facility for $13.0 million for three additional years. Effective August 30, 2004, LHL again amended and increased its unsecured revolving credit facility to allow for maximum borrowings of $25.0 million. The new LHL credit facility matures December 31, 2006. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the facility for the years ended December 31, 2004 and 2003 was 3.6% and 3.5%, respectively. LHL is required to pay an unused commitment fee, which is variable, determined from a ratings-based pricing matrix, and currently set at 0.250% of the unused portion of the LHL credit facility. LHL incurred an immaterial commitment fee for each of the years ended December 31, 2004 and 2003. At December 31, 2004 and 2003, the Company had no outstanding borrowings against the LHL credit facility.

Bonds Payable

The Company is the obligor with respect to a $37.1 million tax-exempt special project revenue bond and $5.4 million taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “MassPort Bonds”). The MassPort Bonds, which mature on March 1, 2018, bear interest based on a weekly floating rate and have no principal reductions prior to their scheduled maturities. The MassPort Bonds may be redeemed at any time at the Company’s option without penalty. The bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007 and are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6.0 million letter of credit from the Company. If GE Capital Corporation fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay-off the bonds. For the years ended December 31, 2004 and 2003, the weighted average interest rate on the MassPort bonds was 1.3% and 1.1%, respectively. Interest expense for the years ended December 30, 2004 and 2003 was $552 and $458, respectively. In addition to interest payments, the Company incurs a 2.0% annual maintenance fee, which is included in amortization of deferred finance fees. At December 31, 2004, the Company had outstanding bonds payable of $42,500.

Mortgage Loans

The Company, through a wholly-owned partnership, is subject to a ten-year mortgage loan that is secured by the Sheraton Bloomington Hotel Minneapolis South, located in Bloomington, Minnesota and the Westin City Center Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the two hotels that secure the loan.

The mortgage loan that is collateralized by the Sheraton Bloomington Hotel Minneapolis South and the Westin City Center Dallas had principal balances of $42,665 and $43,515 at December 31, 2004 and 2003, respectively. Future scheduled debt principal payments at December 31, 2004 are as follows (dollars in thousands):

2005	$922
2006	999
2007	1,083
2008	1,174
2009	38,487

$42,665

The Company, through a wholly-owned partnership, is subject to a ten-year mortgage loan that is secured by the Le Montrose Suite Hotel located in West Hollywood, California. The Company, through wholly-owned partnerships, had two additional mortgage loans collateralized by the New Orleans Grande Hotel and the Holiday Inn Beachside Resort, located in Key West, Florida. These hotels were sold on April 21, 2003 and July 25, 2003, respectively, and the purchasers assumed the principal balances of $46,680 and $11,392, respectively at the time of sale. The remaining mortgage loan bears interest at a fixed rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule. The mortgage loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premium and real estate taxes on the Le Montrose Suite Hotel.

The mortgage loan that is collateralized by the Le Montrose Suite Hotel had a principal balance of $14,048 and $14,231 at December 31, 2004 and 2003, respectively. Future scheduled debt principal payments at December 31, 2004 are as follows (dollars in thousands):

2005	$201
2006	218
2007	237
2008	254
2009	279
Thereafter	12,859

$14,048

The Company assumed a five-year mortgage loan of $62,845 million secured by the Lansdowne Resort located in Lansdowne, Virginia when it acquired the property on June 17, 2003. In conjunction with the assumption of the mortgage, the Company recorded a premium of $2,380 which was being amortized over the expected remaining life of the loan. The loan bore interest at a floating rate of the London InterBank Offered Rate plus 4.5%, matured on January 28, 2007, and required interest and principal payments based on a 25-year amortization schedule. The mortgage loan had an interest rate floor of 3.0%. In conjunction with the assumption of the mortgage loan, the seller transferred to the Company a $5,000 debt service reserve escrow. The mortgage loan permitted prepayment beginning on February 11, 2004, and on February 11, 2004 the Company paid in full the $62,326 balance of the mortgage loan. Under the terms of the purchase agreement, upon prepayment the seller was entitled to the $5,019 debt service reserve, less any prepayment penalty. On February 12, 2004, the Company paid the seller $3,149 in cash representing the $5,019 debt service reserve escrow less a $1,870 prepayment penalty. The source of funding for the prepayment was the Company’s senior unsecured bank facility. At the time of acquisition, the Company recorded the mortgage at its fair value resulting in the Company recognizing a gain on the debt extinguishment of $70. Interest expense, net of premium amortization, for the years ended December 31, 2004 and 2003 was $457 and $2,218, respectively. The principal balance for the mortgage loan at December 31, 2004 and 2003, including the unamortized premium was zero and $64,411, respectively.

On December 12, 2003, the Company, through a wholly-owned partnership, entered into a five-year mortgage loan totaling $65,000 that is secured by the San Diego Paradise Point Resort. The mortgage loan matures on February 1, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 5.25% and requires interest and principal payments based on a 25-year amortization schedule. The loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the hotel that secures the loan.

The principal balance of the mortgage loan that is collateralized by the San Diego Paradise Point Resort at December 31, 2004 was $63,866. Future scheduled debt principal payments at December 31, 2004 are as follows (dollars in thousands):

2005	$1,306
2006	1,378
2007	1,453
2008	1,523
2009	58,206

$63,866

On February 26, 2004, the Company, through a wholly-owned partnership, entered into a three-year mortgage loan that is secured by the Indianapolis Marriott Downtown. The mortgage loan matures on February 9, 2007 and can be extended at the option of the Company for two additional one-year terms. The mortgage does not allow for prepayment without penalty prior to February 25, 2006. The mortgage bears interest at the London InterBank Offered Rate plus 1.0%. As of December 31, 2004, the interest rate was 3.4%. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57,000 balance outstanding on this mortgage loan, and therefore, fixes the mortgage interest rate at 3.56%. Monthly interest-only payments are due in arrears throughout the term. Interest expense for the year ended December 31, 2004 was $1,239 for the mortgage secured by the Indianapolis property, plus an additional $504 for the interest rate swap. The principal balance of this mortgage loan was $57,000 and zero at December 31, 2004 and 2003, respectively. Future scheduled debt principal payments at December 31, 2004 are as follows (dollars in thousands):

2005	$—
2006	—
2007	57,000

$57,000

On August 26, 2004, the Company, through a wholly-owned partnership, entered into a five-year mortgage loan that is secured by the Hilton Alexandria Old Town Hotel located in Alexandria, Virginia. The mortgage loan matures on September 1, 2009 and does not allow for prepayment without penalty prior to June 1, 2009. The mortgage bears interest at fixed rate of 4.98% and requires interest and principal payments based on a 25-year amortization. Monthly interest and principal payments are due in arrears throughout the term. Interest expense for the year ended December 31, 2004 was $608. The principal balance of this mortgage loan was $34,230 and zero at December 31, 2004 and 2003, respectively. Future scheduled debt principal payments at December 31, 2004 are as follows (dollars in thousands):

2005	$696
2006	732
2007	770
2008	805
2009	31,227

$34,230

9. Commitments and Contingencies

Ground Leases

Four of the hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Sheraton Bloomington Hotel Minneapolis South and Indianapolis Marriott Downtown are subject to ground leases under non-cancelable operating leases with terms ranging out to June 2099. In addition, one of the two golf courses, the Pines, at Seaview Marriott Resort and Spa is subject to a ground lease, which expires on December 31, 2012. Total ground lease expense (including ground lease expense related to discontinued operations) for the years ended December 31, 2004, 2003 and 2002 was $3,493, $3,689 and $3,624, respectively. Future minimum ground lease payments (without reflecting future applicable Consumer Price Index increases) are as follows (dollars in thousands):

2005	$2,592
2006	2,582
2007	2,582
2008	2,582
2009	2,581
Thereafter	88,194

$101,113

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the participating leases. The Company’s aggregate obligation under the reserve funds was approximately $20,094 at December 31, 2004. The reserve requirements for four hotels, the hotels operated by Marriott International, Inc. and Hyatt Corporation, are contained in certain non-cancelable operating agreements, which require the reserves for the hotels operated by Marriott International, Inc. and Hyatt Corporation to be maintained through furniture, fixtures and equipment restricted cash escrows. These four participating leases require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of December 31, 2004, $5,676 was available in restricted cash reserves for future capital expenditures. Fourteen of the participating leases require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues, but do not require the funds to be set aside in restricted cash. As of December 31, 2004, the total amount obligated for future capital expenditures, but not set aside in restricted cash reserves was $14,418. Amounts will be capitalized as incurred. As of December 31, 2004, purchase orders and letters of commitment totaling approximately $17,000 have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Restricted Cash Reserves

At December 31, 2004, the Company held $7,430 in restricted cash reserves. Included in such amounts are (i) $5,676 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $500 for future renovations and conversion costs expected to be incurred because of the Bloomington property re-branding under the Sheraton brand affiliation and (iii) $1,254 deposited in mortgage escrow accounts pursuant to mortgages to pre-fund a portion of certain hotel expenses.

Litigation

The Company has engaged Starwood Hotels & Resorts Worldwide, Inc. to manage and operate its Dallas hotel under the Westin brand affiliation. Meridien Hotels, Inc. (“Meridien”) affiliates had been operating the Dallas property as a wrongful holdover tenant, until the Westin brand conversion occurred on July 14, 2003 under court order.

On December 20, 2002, affiliates of Meridien abandoned the Company’s New Orleans hotel. The Company entered into a lease with a wholly-owned subsidiary of LHL and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel. The New Orleans property thereafter was sold on April 21, 2003 for $92.5 million.

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. With respect to the New Orleans hotel, the issue of default by the lessee, among other claims, is currently in trial. Arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million in connection with the New Orleans property, subject to adjustment

(reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute has been remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company.

In 2002 the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The Company believes, however, it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. The contingent lease termination expense was, therefore, net of the holdover rent the Company believes it is entitled to for both properties. In the first, second and third quarters of 2003, the Company adjusted this liability by additional holdover rent of $395, $380 and $52, respectively, that it believes it is entitled to for the Dallas property. These amounts were recorded as other income in the accompanying consolidated financial statements. The contingent lease termination expense recognized cumulatively since 2002 is comprised of (dollars in thousands):

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Cumulative Expense Recognized as of December 31, 2004
Estimated arbitration “award”	$5,749	$—	$5,749
Legal fees related to litigation	2,610	1,350	3,960
Holdover rent	(4,844)	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	(1,495)

Net contingent lease termination expense	$2,520	$850	$3,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of approximately $2.0 million as of December 31, 2004, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents will be collectible or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

10. Shareholders’ Equity

Common Shares of Beneficial Interest

In connection with the acquisition of the initial hotels, the Company granted 1,280,569 rights to purchase common shares of beneficial interest at the exercise price of $18.00 per share. The Company has recorded these rights in shareholders’ equity at their fair value on the date of grant. All rights had a one-year vesting period and a 10-year term. At December 31, 2004, there were 358,986 exercisable rights remaining.

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

In November 2003, the Company completed an underwritten public offering of 3,000,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $49,950. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured bank facility.

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

During the three months ended June 30, 2004, executives and employees of the Company exercised 2,500 options to purchase common shares of beneficial interest.

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

On November 16, 2004, the Company completed an underwritten public offering of 1,750,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $54,933. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund future acquisitions.

During the three months ended December 31, 2004, employees of the Company exercised 5,334 options to purchase common shares of beneficial interest. These common shares were issued under the 1998 share option and incentive plan.

During 2004, the Company issued an aggregate of 4,184 common shares of beneficial interest, including 3,376 deferred shares, to the independent members of its Board of Trustees for a portion of their 2004 compensation. The common shares of beneficial interest were issued in lieu of cash at the trustees’ election. These common shares of beneficial interest were issued under the 1998 share option and incentive plan.

As of December 31, 2004, the Company has reserved 1,900,000 common shares of beneficial interest for future issuance under the 1998 share option and incentive plan. The Company has also reserved a total of 1,280,569 common shares of beneficial interest for future issuance pursuant to rights which have been issued and 1,539,147 common shares of beneficial interest for issuance upon the conversion of the units of limited partnership interest, both of which were issued in connection with the initial public offering, the acquisition of the initial hotels and the formation of the Company.

Treasury Shares

Treasury shares are accounted for under the cost method. During the year ended December 31, 2004, the Company re-purchased 589,742 common shares of beneficial interest related to (i) executives and employees surrendering shares to pay taxes at the time restricted shares vested and (ii) holders of rights to purchase common shares of beneficial interest surrendering shares to pay the exercise price at the time of exercising their rights. The Company also acquired 3,466 common shares of beneficial interest related to the forfeiture of restricted shares by employees leaving the Company. The Company re issued 593,208 common shares of beneficial interest related to (i) executives and employees exercising stock options, (ii) holders of rights to purchase common shares of beneficial interest exercising rights, (iii) restricted shares granted to the Board of Trustees in April 2004, (iv) the common share of beneficial interest equity offering in May 2004 and (v) restricted shares granted to employees in October 2004.

As of December 31, 2004, there were no common shares of beneficial interest in treasury.

Preferred Shares

In March 2002, the Company completed an underwritten public offering of 3,991,900 shares of 10 1/4% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25.00 per share). After deducting underwriting discounts, commissions and other offering costs, the Company raised net proceeds of approximately $96,062. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured bank facility and to fund the redevelopment of the D.C. Hotel Collection.

On September 30, 2003, the Company completed an underwritten public offering of 1,000,000 shares of 8 3/8% Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25.00 per share). After deducting underwriting discounts and commissions, the Company raised net proceeds of approximately $24,409. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. On October 1, 2003, the Company issued an additional 100,000 Series B Preferred Shares pursuant to an over allotment option for approximately $2,441 after deducting underwriting discounts and commissions.

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

On August 16, 2002 and September 17, 2004, 18,497 and 41,596 units of limited partnership interest were converted to common shares, respectively.

As of December 31, 2004, the operating partnership had 383,090 units outstanding, representing a 1.3% partnership interest held by the limited partners.

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

On October 29, 2002, the Company granted 6,400 restricted shares of common stock to the Company’s employees. The restricted shares granted vest over three years, starting January 1, 2004. Compensation expense recognized for the restricted shares issued October 29, 2002, and classified as general and administrative expense in the accompanying consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 was $18, $24 and $4, respectively. These restricted shares were issued under the 1998 share option and incentive plan.

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

On April 29, 2003, the Company granted an aggregate of 3,000 restricted shares of common stock to the Company’s Board of Trustees. These restricted shares vest over three years. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. The fair market value of the common stock on the date of the grant was $14.05. Compensation expense recognized for the restricted shares issued April 29, 2003 and classified as general and administrative expense in the accompanying consolidated financial statements for the years ended December 31, 2004 and 2003 was $14 and $9. These common shares were issued under the 1998 share option and incentive plan.

On October 21, 2003 the Company granted 126,186 restricted common shares of beneficial interest to the Company’s executive officers. The restricted shares granted vest over three and four years, starting January 1, 2005. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period. Compensation expense recognized for these restricted shares and classified as general and administrative expense in the accompanying consolidated financial statements for the years ended December 31, 2004 and 2003 was $491 and $97, respectively. These restricted shares were issued under the 1998 share option and incentive plan.

On October 21, 2003, the Company granted 5,250 restricted common shares of beneficial interest to the Company’s employees. The restricted shares granted vest over three years, starting January 1, 2005. Compensation expense recognized for these restricted shares and classified as general and administrative expense in the accompanying consolidated financial statements for the years ended December 31, 2004 and 2003 was $15 and $5, respectively. These restricted shares were issued under the 1998 share option and incentive plan.

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

On April 22, 2004, the Company granted an aggregate of 3,000 restricted common shares of beneficial interest to the Company’s Board of Trustees. These restricted shares vest over three years. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. The fair market value of the common stock on the date of the grant was $21.22. Compensation expense recognized for the restricted shares issued April 22, 2004 and classified as general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2004 was $14. These common shares were issued under the 1998 share option and incentive plan.

On October 6, 2004, the Company granted 6,465 restricted common shares of beneficial interest to the Company’s employees. The restricted shares granted vest over three years, starting January 1, 2006. The Company measures compensation cost for restricted shares based upon the fair market value of its common stock at the grant date. The fair market value of the common stock on the date of the grant was $29.05. Compensation expense recognized for the restricted shares issued October 6, 2004 and classified as general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2004 was $12. These common shares were issued under the 1998 share option and incentive plan.

During 2004, the Company issued an aggregate of 4,184 common shares of beneficial interest, including 3,376 deferred shares, to the independent members of its Board of Trustees for a portion of their 2004 compensation. The common shares of beneficial interest were issued in lieu of cash at the trustees’ election. These common shares of beneficial interest were issued under the 1998 share option and incentive plan.

At December 31, 2004, there were 272,306 common shares available for future grant under the 1998 share option and incentive plan. There were no stock options granted in 2004.

A summary of the Company’s stock option activity for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004			2003			2002
	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Options outstanding at beginning of year		742,368	$11.25		792,206	$11.38		785,706	$11.33
Options granted		—	—		—	—		25,000	14.88
Options exercised		(490,503)	11.42		(49,838)	13.27		(3,500)	8.99
Options forfeited		(5,332)	8.55		—	—		(15,000)	15.54

Outstanding at end of the year		246,533	$10.97		742,368	$11.25		792,206	$11.38

Weighted average remaining life outstanding		6.3 years			5.7 years			6.6 years
Range of exercise prices	$ $	8.55 to 18.00		$ $	8.55 to 18.00		$ $	8.55 to 18.00
Exercisable at end of the year		204,866	$11.20		539,311	$11.78		379,368	$12.62
Available for future grant at year end		272,306			283,032			428,911
Weighted average per share fair value of options granted during the year		n/a			n/a			$0.26

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected life	n/a	n/a	8.27	years
Expected volatility	n/a	n/a	23.94%
Risk-free interest rate	n/a	n/a	4.70%
Dividend yield	n/a	n/a	10.40%

12. Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London Interbank offered rate at 2.56% for $57,000 of the Company’s mortgage loan secured by the Indianapolis hotel and therefore fixes the mortgage rate at 3.56%. As of December 31, 2004, there was $965 in unrealized gain included in accumulated other comprehensive income. The hedge was effective in offsetting the variable cash flows; therefore no gain or loss was realized during the year ended December 31, 2004.

The following table summarizes the notional value and fair value of the Company’s derivative financial instrument. The notional value at December 31, 2004 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At December 31, 2004:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$57,000	2.555%	2/9/07	$965

At December 31, 2004, the derivative instrument was reported at its fair value of $965 and is included within prepaid expenses and other assets in the accompanying consolidated financial statements.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income/loss or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses reported in accumulated other comprehensive income/loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. For the year ended December 31, 2004 and 2003, the Company reclassified $504 and $1,105 of accumulated other comprehensive loss to earnings as interest expense in conjunction with the interest rate swaps.

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

13. Participating Leases

The participating leases have non-cancelable terms ranging from five to 11 years (from commencement), subject to earlier termination upon the occurrence of certain contingencies, as defined. Each participating lease requires the applicable lessee to pay the greater of (i) base rent in a fixed amount or (ii) participating rent based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at the applicable hotel. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index published by the Bureau of Labor Statistics of the United

States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating lease revenues from non-LHL leased properties, including participating lease revenues from discontinued operations, for the years ended December 31, 2004, 2003 and 2002 were $18,635, $21,284, and $31,326, of which $7,376, $8,578 and $9,949, respectively, was in excess of base rent.

Future minimum rentals from non-LHL leased properties (without reflecting future applicable Consumer Price Index increases) to be received by the Company pursuant to the participating leases for each of the years in the period 2005 to 2009 are as follows. Rent from properties leased to LHL, a wholly-owned subsidiary, is eliminated in consolidation.

2005	$11,654
2006	11,654
2007	11,654
2008	6,407
2009	923

$42,292

14. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL:

	For the year ended December 31,
	2004	2003	2002
General and administrative	$24,433	$18,303	$14,604
Sales and marketing	18,534	13,143	10,058
Repairs and maintenance	11,579	8,601	6,873
Utilities and insurance	10,231	7,604	5,431
Management and incentive fees	9,279	7,175	7,281
Other expenses	3,762	1,730	1,720

Total other indirect expenses	$77,818	$56,556	$45,967

As of December 31, 2004, LHL leases the following 16 hotels owned by the Company:

•	Seaview Marriott Resort and Spa
•	LaGuardia Airport Marriott
•	Harborside Hyatt Conference Center & Hotel
•	Hotel Viking
•	Topaz Hotel
•	Hotel Rouge
•	Hotel Madera
•	Hotel Helix
•	Holiday Inn on the Hill
•	Sheraton Bloomington Hotel Minneapolis South
•	Lansdowne Resort
•	Westin City Center Dallas
•	Hotel George

•	Indianapolis Marriott Downtown
•	Hilton Alexandria Old Town
•	Chaminade Resort and Conference Center

The two remaining hotels in which the Company owns an interest, excluding the joint venture that owns the Chicago Marriott Downtown, are leased directly to affiliates of the current hotel operators of those respective hotels.

On January 25, 2002, the Company terminated its third-party operating lease on the Sheraton Bloomington Hotel Minneapolis South with Radisson Bloomington Corporation and entered into a lease with LHL on essentially the same terms. There was no income or cost relating to the lease termination. Radisson Hotels International, Inc. continued to operate and manage the hotel until March 16, 2004.

Effective March 16, 2004, LHL terminated its management agreement with Radisson Hotels and Resorts to manage the 565-room convention hotel in Bloomington, Minnesota. The hotel was re-flagged as the Sheraton Bloomington Hotel Minneapolis South. Starwood Hotels and Resorts Worldwide, Inc. was selected to manage the property as a Sheraton, Starwood’s upscale brand.

On December 20, 2002, Meridien Hotels, Inc. abandoned the New Orleans property. The Company entered into a lease with a wholly-owned subsidiary of LHL and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel. On April 29, 2003, the Company sold the New Orleans Grande Hotel and cancelled its operating lease with LHL (see Note 7).

On July 25, 2003, the Company sold the Holiday Inn Beachside Resort, located in Key West, Florida, and cancelled its operating lease with LHL (see Note 7).

Effective July 14, 2003, LHL succeeded in evicting Le Meridien as tenant of the 407-room convention hotel in Dallas, Texas. The hotel was re-flagged as the Westin City Center Dallas. Starwood Hotels and Resorts Worldwide, Inc. was selected to manage the property as a Westin, Starwood’s upscale brand.

During 2003, the Company purchased the Lansdowne Resort, located in Lansdowne, Virginia, and the Hotel George, located in Washington, D.C., and entered into lease agreements with LHL.

During 2004, the Company purchased the Indianapolis Marriott Downtown located in Indianapolis, Indiana, the Hilton Alexandria Old Town located in Alexandria, Virginia and Chaminade Resort and Conference Center located in Sanata Cruz, California, and entered into lease agreements with LHL.

15. Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. LHL is a wholly-owned taxable-REIT subsidiary of the Company and as such is required to pay income taxes at the applicable rates.

The following is a reconciliation between the GAAP net income and taxable income for the REIT for the years ended December 31, 2004 (estimated), 2003 and 2002:

	2004	2003	2002
	(estimated)
GAAP Net income available to common shareholders	$10,691	$28,036	$(3,939)
Add: LHL GAAP net loss	5,867	8,822	4,354
Add: Preferred dividends paid	12,532	10,805	8,410
Add: Book depreciation and amortization	39,046	33,702	31,230
Less: Tax depreciation and amortization	(33,169)	(28,539)	(27,137)
Book/tax difference on gains/losses from capital transactions	1,248	(38,973)	—
Other book/tax differences, net	(278)	815	2,821

Adjusted taxable income subject to 90% dividend requirement	$35,937	$14,668	$15,739

The following is a reconciliation between cash dividends paid on common shares of beneficial interest and preferred shares and the dividends paid deduction for the years ended December 31, 2004 (estimated), 2003 and 2002:

	2004	2003	2002
	(estimated)
Dividends declared and claimed as a dividends paid deduction on common shares of beneficial interest	$24,560	$19,503	$4,488
Cash dividends paid on preferred shares	12,532	10,229	5,853
Less: Dividends designated to prior year	—	(3,928)	(187)
Plus: Dividends designated from following year:
Common shares of beneficial interest	—	1,690	3,928
Preferred shares (1)	—	—	1,657
Less: Portion designated return of capital	—	—	—

Dividends paid deduction	$37,092	$27,494	$15,739

(1)	The Company made an election pursuant to Section 858 of the Internal Revenue Code to have a portion of the distribution on preferred shares that was paid on January 15, 2003 to shareholders of record on January 1, 2003 included as a 2002 distribution for purposes of the dividends paid deduction.

For federal income tax purposes, the cash distributions paid to the Company’s common shareholders of beneficial interest and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. The following characterizes distributions paid per common share of beneficial interest and preferred share for the years ended December 31, 2004 (estimated), 2003 and 2002:

	2004		2003		2002
	$	%	$	%	$	%
	(estimated)
Common shares of beneficial interest
Ordinary income	$0.8032	89.24%	$0.8400	100.00%	$0.4400	100.00%
Unrecaptured Section 1250 gain	$0.0968	10.76%	—	—	—	—

	$0.9000	100.00%	$0.8400	100.00%	$0.4400	100.00%

Preferred shares (Series A)
Ordinary income	$2.2895	89.35%	$2.5625	100.00%	$1.4663	100.00%
Unrecaptured Section 1250 gain	$0.2730	10.65%	—	—	—	—

	$2.5625	100.00%	$2.5625	100.00%	$1.4663	100.00%

Preferred shares (Series B)
Ordinary income	$1.8707	89.35%	$—	—	$—	—
Unrecaptured Section 1250 gain	$0.2230	10.65%	—	—	—	—

	$2.0937	100.00%	$—	—	$—	—

Income tax benefit of $3,379 is comprised of state and local tax expense of $442 on the operating partnership’s income and federal, state and local tax benefit of $3,821 on LHL’s loss of $9,688 before income tax benefit.

The components of the LHL income tax benefit were as follows:

	For the year ended December 31,
	2004	2003	2002
Federal:
Current	$—	$—	$—
Deferred	(2,921)	(4,682)	(2,297)
State and local:
Current	115	—	(7)
Deferred	(1,015)	(1,417)	(799)

Total income tax benefit	$(3,821)	$(6,099)	$(3,103)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2004	2003	2002
Computed “Expected” federal tax benefit (at 34.5%)	$(3,342)	$(5,147)	$(2,536)
State income taxes, net of federal income tax effect	(563)	(1,044)	(532)
Changes in valuation allowance	—	—	—
Other, net	84	92	(35)

Income tax benefit	$(3,821)	$(6,099)	$(3,103)

The components of LHL’s deferred tax assets as of December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Deferred tax assets:
Operating loss carryforward	$14,455	$10,379	$4,170
Allowance for doubtful accounts	45	45	45

Gross deferred tax assets	14,500	10,424	4,215

Deferred tax assets	$14,500	$10,424	$4,215

For the year ended December 31, 2004, LHL recorded an income tax benefit of $3,821 that is included in the accompanying consolidated financial statements. The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of December 31, 2004, the Company had a deferred tax asset of $14,500 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 thru 2023 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. Reversal of deferred tax asset in the subsequent year cannot be reasonably estimated.

16. Earnings Per Common Share

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

	For the year ended December 31,
	2004	2003	2002
Numerator:
Net income (loss) applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$6,273	$(8,936)	$(6,155)
Discontinued operations	4,418	36,972	2,216

Net income (loss) applicable to common shareholders before dividends paid on unvested restricted shares	10,691	28,036	(3,939)
Dividends paid on unvested restricted shares	(232)	(215)	(123)

Net income (loss) applicable to common shareholders, after dividends paid on unvested restricted shares	$10,459	$27,821	$(4,062)

Denominator:
Weighted average number of common shares—basic	26,740,506	20,030,723	18,413,602
Effect of dilutive securities:
Unvested restricted shares	258,820	250,171	275,582
Common stock options	377,608	206,512	154,346

Weighted average number of common shares—diluted	27,376,934	20,487,406	18,843,530

Basic Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations and after dividends paid on unvested restricted shares	$0.23	$(0.46)	$(0.34)
Discontinued operations	0.16	1.85	0.12

Net income (loss) applicable to common shareholders per weighted average common share, after dividends paid on unvested restricted shares	$0.39	$1.39	$(0.22)

Diluted Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations	$0.23	$(0.43)	$(0.33)
Discontinued operations	0.16	1.80	0.12

Net income (loss) applicable to common shareholders per weighted average common share	$0.39	$1.37	$(0.21)

17. Comprehensive Income

For the year ended December 31, 2004, comprehensive income was $10,691. As of December 31, 2004 and 2003 the Company’s accumulated other comprehensive gain was $965 and zero, respectively. The change in accumulated other comprehensive gain was entirely due to the Company’s unrealized gains on its interest rate derivative. The interest rate derivative expires on February 27, 2007. For the years ended December 31, 2004 and 2003, the Company reclassified $504 and $1,105 of accumulated other comprehensive loss to earnings as interest expense.

18. Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2004	2003	2002
Interest paid, net of capitalized interest	$13,388	$14,891	$16,279

Interest capitalized	$783	$289	$1,031

Distributions payable (common shares)	$2,421	$1,720	$4,018

Distributions payable (preferred shares)	$3,133	$3,133	$2,557

Issuance of common shares for board of trustees compensation	$43	$36	$75

In conjunction with the LHL lease transitions the Company assumed the following assets and liabilities:
Accounts receivable, net	$—	$9	$14
Other assets	—	82	929
Liabilities	—	(91)	(943)

Total net assets	$—	$—	$—

In conjunction with the hotel dispositions, the Company disposed of the following assets and liabilities:
Sale of real estate	$(25,755)	$(71,562)	$(817)
Mortgage loans assumed	—	58,072	—
Other assets	63	(652)	—
Liabilities	(268)	855	(11)
Gain/loss on sale of properties disposed of	(2,636)	(36,662)	—

Disposition of hotel properties	$(28,596)	$(49,949)	$(828)

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$183,918	$141,908	$—
Mortgage loan assumed	—	(62,845)	—
Other assets	1,010	7,189	—
Liabilities	(3,908)	(11,357)	—

Acquisition of hotel properties	$181,020	$74,895	$—

Exchange of units for common shares:
Minority interest in operating partnership	$(1,155)	$—	$(244)
Common shares	—	—	—
Additional paid-in capital	1,155	—	244

	$—	$—	$—

19. Pro Forma Financial Information (Unaudited)

The following condensed pro forma financial information is presented as if the following acquisitions as discussed in Note 3 had been consummated and leased as of January 1, 2003.

•	Lansdowne Resort
•	Hotel George
•	Indianapolis Marriott Downtown
•	Hilton Alexandria Old Town
•	Chaminade Resort and Conference Center

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and all the hotels had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the year ended December 31,
	2004	2003
Total revenues	$304,030	$276,107
Net income applicable to common shareholders of beneficial interest	$9,822	$29,813
Net income applicable to common shareholders of beneficial interest per weighted average common share:
basic (after dividends paid in unvested restricted shares)	$0.36	$1.48
diluted (before dividends paid on unvested restricted shares)	$0.36	$1.46
Weighted average number of common shares outstanding:
basic	26,740,506	20,030,723
diluted	27,376,934	20,487,406

20. Subsequent Events

On January 1, 2005, the Company re-purchased 32,867 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued these 32,867 treasury shares related to (i) compensation to the Board of Trustees and (ii) issuance of restricted common shares of beneficial interest to the Company’s executive officers.

On January 1, 2005, the Company issued an aggregate of 1,071 common shares of beneficial interest, including 865 deferred shares, to the independent members of its Board of Trustees for their fourth quarter 2004 compensation. The common shares were issued in lieu of cash at the trustee’s election. These common shares were issued under the 1998 share option and incentive plan.

On January 6, 2005, the Company acquired a 100% interest in the Hilton San Diego Gaslamp Quarter, a 282-room upscale full-service hotel located in the Gaslamp historic district in downtown San Diego, CA, for $85.0 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Davidson Hotel Company was retained to manage the property.

On January 10, 2005, the Company acquired a 100% interest in the Grafton on Sunset, a 108-room, upscale full-service hotel located in West Hollywood, CA, for $25.5 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Outrigger Lodging Services was retained to manage the property.

On January 14, 2005, the Company declared monthly cash distributions to shareholders of the Company and partners of the operating partnership, in the amount of $0.08 per common share of beneficial interest/unit for each of the months of January, February and March 2005.

On January 14, 2005, the Company paid its December 2004 monthly distribution of $0.08 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of December 31. 2004.

On January 14, 2005, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended December 31, 2004 to preferred shareholders of record at the close of business on January 1, 2005.

On January 14, 2005, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended December 31, 2004 to preferred shareholders of record at the close of business on January 1, 2005.

On January 25, 2005, the Company granted 40,917 restricted common shares of beneficial interest to the Company’s executive officers. The restricted shares granted vest over three years, starting January 1, 2007. These common shares were issued under the 1998 share option and incentive plan.

On February 15, 2005, the Company paid its January 2005 monthly distribution of $0.08 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of January 31, 2005.

21. Quarterly Operating Results (Unaudited)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2004 and 2003 (in thousands, except per share data) follows. Certain 2003 items have been reclassified to conform to the current presentation of discontinued operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$50,647	$79,206	$82,269	$69,709
Total expenses from continuing operations	54,197	69,792	72,276	66,761

Net income (loss) from continuing operations	(3,550)	9,414	9,993	2,948
Net income (loss) from discontinued operations	496	818	3,179	(75)

Net income (loss)	(3,054)	10,232	13,172	2,873
Distributions to preferred shareholders	(3,133)	(3,133)	(3,133)	(3,133)

Net income (loss) applicable to common shareholders	$(6,187)	$7,099	$10,039	$(260)

Earnings per weighted average common share outstanding—basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$(0.28)	$0.24	$0.25	$(0.01)
Discontinued operations	0.02	0.03	0.11	—

Net income (loss) applicable to common shareholders after dividends paid on unvested restricted shares	$(0.26)	$0.27	$0.36	$(0.01)

Earnings per weighted average common share outstanding—diluted:
Income (loss) applicable to common shareholders before discontinued operations	$(0.27)	$0.23	$0.24	$(0.01)
Discontinued operations	0.02	0.03	0.11	—

Net income (loss) applicable to common shareholders	$(0.25)	$0.26	$0.35	$(0.01)

Weighted average number of common shares outstanding:
Basic	24,045,610	26,395,156	27,805,183	28,684,261
Diluted	24,729,272	26,917,093	28,351,296	29,266,357

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$30,249	$44,987	$61,022	$52,760
Total expenses from continuing operations	35,124	46,222	54,913	50,890

Net income (loss) from continuing operations	(4,875)	(1,235)	6,109	1,870
Net income (loss) from discontinued operations	1,120	36,025	(298)	125

Net income (loss)	(3,755)	34,790	5,811	1,995
Distributions to preferred shareholders	(2,557)	(2,558)	(2,557)	(3,133)

Net income (loss) applicable to common shareholders	$(6,312)	$32,232	$3,254	$(1,138)

Earnings per weighted average common share outstanding—basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$(0.40)	$(0.21)	$0.17	$(0.06)
Discontinued operations	0.06	1.95	(0.01)	0.01

Net income (loss) applicable to common shareholders after dividends paid on unvested restricted shares	$(0.34)	$1.74	$0.16	$(0.05)

Earnings per weighted average common share outstanding—diluted:
Net income (loss) applicable to common shareholders before discontinued operations	$(0.39)	$(0.20)	$0.16	$(0.06)
Discontinued operations	0.05	1.90	(0.01)	0.01

Net income (loss) applicable to common shareholders	$(0.34)	$1.70	$0.15	$(0.05)

Weighted average number of common shares outstanding:
Basic	18,483,506	18,517,924	20,738,660	22,337,143
Diluted	18,838,009	18,911,328	21,197,051	22,945,864

LASALLE HOTEL PROPERTIES

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2004

(Dollars in thousands, except per share data)

		Encum- brances	Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Net Book Value	Date of Original Construction	Date of Acquisition	Life On Which Depreciation in Income Statement is Computed
			Land	Building and Improvements	Furniture, Fixtures and Equipment	Land	Building and Improvements	Furniture, Fixtures and Equipment	Land	Building and Improvements	Furniture, Fixtures and Equipment
1.	Sheraton Bloomington Hotel	$27,801	$8,172	$11,258	$13,811	$—	$4,412	$11,604	$8,172	$15,670	$25,415	$23,994	$25,263	1969	12/01/95	3-30 years
2.	Westin City Center Dallas	14,864	2,452	20,847	2,166	—	2,070	7,141	2,452	22,917	9,307	11,497	23,179	1980	04/29/98	3-30 years
3.	Marriott Seaview Resort	—	7,415	40,337	2,339	182	4,882	11,966	7,597	45,219	14,305	20,893	46,228	1912	04/29/98	3-30 years
4.	Le Montrose All Suite Hotel	14,048	5,004	19,752	2,951	—	2,572	3,923	5,004	22,324	6,874	9,262	24,940	1976	04/29/98	3-30 years
5.	LaGuardia Airport Marriott	—	8,127	32,139	3,976	—	4,304	5,989	8,127	36,443	9,965	15,205	39,330	1981	04/29/98	3-30 years
6.	San Diego Paradise Point (2)	63,866	—	69,639	3,665	—	20,864	10,515	—	90,503	14,180	30,294	74,389	1962	06/01/98	3-30 years
7.	Harborside Hyatt Conference Center & Hotel	42,500	—	66,159	5,246	—	639	4,149	—	66,798	9,395	23,180	53,013	1993	06/24/98	3-30 years
8.	Hotel Viking	—	2,421	24,375	353	77	12,789	4,828	2,498	37,164	5,181	9,779	35,064	1850	06/02/99	3-30 years
9.	Topaz Hotel	—	2,137	8,549	—	12	3,894	2,513	2,149	12,443	2,513	2,939	14,166	1963	03/08/01	3-30 years
10.	Hotel Madera	—	1,682	6,726	—	15	4,950	2,439	1,697	11,676	2,439	2,236	13,576	1963	03/08/01	3-30 years
11.	Hotel Rouge	—	2,162	8,647	—	17	4,952	3,752	2,179	13,599	3,752	3,631	15,899	1963	03/08/01	3-30 years
12.	Hotel Helix	—	2,636	10,546	—	13	8,486	4,714	2,649	19,032	4,714	3,739	22,656	1962	03/08/01	3-30 years
13.	Holiday Inn on the Hill Hotel	—	8,353	33,412	2,742	—	3,733	4,625	8,353	37,145	7,367	8,040	44,825	1968	06/01/01	3-30 years
14.	Lansdowne (1)	—	27,421	74,835	3,114	44	828	4,114	27,465	75,663	7,228	5,294	105,062	1991	06/17/03	3-30 years
15.	Hotel George	—	1,743	22,221	531	—	215	373	1,743	22,436	904	1,151	23,932	1928	09/18/03	3-30 years
16.	Indianapolis Marriott	57,000	—	96,173	9,879	—	81	262	—	96,254	10,141	4,883	101,512	2001	02/10/04	3-30 years
17.	Alexandria Hilton	34,230	11,079	45,539	2,597	—	—	105	11,079	45,539	2,702	1,188	58,132	2000	05/28/04	3-30 years
18.	Chaminade	—	5,240	13,111	299	—	—	—	5,240	13,111	299	83	18,567	1985	11/18/04	3-30 years

	Total	$254,309	$96,044	$604,265	$53,669	$360	$79,671	$83,012	$96,404	$683,936	$136,681	$177,288	$739,733

(1)	Total Investment in hotel properties does not include $32,495 of property under development for the Lansdowne Resort.
(2)	Total Investment in hotel properties does not include $13 of property under development for the San Diego Paradise Point.

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation—Continued

As of December 31, 2004

Reconciliation of real estate and accumulated depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2001	$652,218
Improvements and additions to hotel properties	33,964
Disposal of hotel	(902)

Balance at December 31, 2002	685,280
Acquisition of hotel properties	127,540
Improvements and additions to hotel properties	25,384
Disposal of hotel	(94,542)

Balance at December 31, 2003	743,662
Acquisition of hotel properties	183,917
Improvements and additions to hotel properties	24,369
Disposal of hotel	(34,927)

Balance at December 31, 2004	$917,021

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2001	$102,203
Depreciation	33,348
Disposal of hotel	(85)

Balance at December 31, 2002	135,466
Depreciation	33,501
Disposal of hotel	(21,281)

Balance at December 31, 2003	147,686
Depreciation	38,827
Disposal of hotel	(9,225)

Balance at December 31, 2004	$177,288