Form 10-Q
period 2005-03-31
LASALLE HOTEL PROPERTIES
filed 2005-04-21
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 1-14045

LASALLE HOTEL PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3 Bethesda Metro Center, Suite 1200, Bethesda, MD	20814
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 20, 2005
Common Shares of Beneficial Interest ($0.01 par value)	29,963,355

10 1/4% Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	3,991,900

8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000

Part I. Financial Information

Item 1. Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2005	December 31, 2004
Assets:
Investment in hotel properties, net (Note 2)	$845,352	$739,733
Property under development	38,858	32,508
Investment in joint venture (Note 2)	722	1,341
Cash and cash equivalents	10,734	32,102
Restricted cash reserves (Note 7)	8,480	7,430
Rent receivable	1,201	1,527
Hotel receivables (net of allowance for doubtful accounts of approximately $259 and $255, respectively)	15,491	8,227
Deferred financing costs, net	3,890	4,283
Deferred tax asset	17,224	14,500
Prepaid expenses and other assets	15,584	17,945

Total assets	$957,536	$859,596

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 6)	$104,019	$—
Bonds payable (Note 6)	42,500	42,500
Mortgage loans (Note 6)	211,025	211,810
Accounts payable and accrued expenses	38,339	35,338
Advance deposits	5,489	4,423
Accrued interest	1,431	1,181
Distributions payable	5,561	5,554
Liabilities of assets sold (Note 4)	202	162

Total liabilities	408,566	300,968

Minority interest in LaSalle Hotel Operating Partnership, L.P.	4,465	4,554

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized,
10 1/4% Series A - 3,991,900 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively (Note 8)	40	40
8 3/8% Series B - 1,100,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively (Note 8)	11	11
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized and 29,963,355 and 29,880,047 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively (Note 8)	300	299
Additional paid-in capital, including offering costs of $31,853 at March 31, 2005 and December 31, 2004	618,722	617,742
Deferred compensation	(3,268)	(2,332)
Accumulated other comprehensive income (Note 14)	1,524	965
Distributions in excess of retained earnings	(72,824)	(62,651)

Total shareholders’ equity	544,505	554,074

Total liabilities and shareholders’ equity	$957,536	$859,596

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the three months ended March 31,
	2005	2004
Revenues:
Hotel operating revenues:
Room revenue	$41,932	$27,899
Food and beverage revenue	22,160	15,574
Other operating department revenue	4,771	3,695

Total hotel operating revenues	68,863	47,168
Participating lease revenue	3,925	3,573
Other income (Note 5)	421	81

Total revenues	73,209	50,822

Expenses:
Hotel operating expenses:
Room	11,265	7,997
Food and beverage	16,467	11,743
Other direct	3,351	2,727
Other indirect (Note 11)	21,585	15,699

Total hotel operating expenses	52,668	38,166

Depreciation and other amortization	10,964	9,045
Real estate taxes, personal property taxes and insurance	3,588	2,748
Ground rent (Note 7)	798	771
General and administrative	2,766	2,143
Amortization of deferred financing costs	617	511
Other expenses	101	450

Total operating expenses	71,502	53,834

Operating income (loss)	1,707	(3,012)
Interest income	101	73
Interest expense	(4,007)	(3,287)

Loss before income tax benefit, minority interest, equity in earnings of unconsolidated entities and discontinued operations	(2,199)	(6,226)
Income tax benefit (Note 12)	2,705	2,862

Income (loss) before minority interest, equity in earnings of unconsolidated entities and discontinued operations	506	(3,364)
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(2)	62

Income (loss) before equity in earnings of unconsolidated entities and discontinued operations	504	(3,302)
Equity in loss of unconsolidated entities (Note 2)	(289)	(248)

Income (loss) before discontinued operations	215	(3,550)
Discontinued operations (Note 4):
Income (loss) from operations of properties disposed of	(45)	487
Minority interest, net of tax	—	(9)
Income tax benefit (Note 12)	19	18

Net income (loss) from discontinued operations	(26)	496

Net income (loss)	189	(3,054)
Distributions to preferred shareholders	(3,133)	(3,133)

Net loss applicable to common shareholders	$(2,944)	$(6,187)

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

	For the three months ended March 31,
	2005	2004
Earnings per Common Share - Basic:
Loss applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$(0.10)	$(0.28)
Discontinued operations	—	0.02

Net loss applicable to common shareholders after dividends paid on unvested restricted shares	$(0.10)	$(0.26)

Earnings per Common Share - Diluted:
Loss applicable to common shareholders before discontinued operations	$(0.10)	$(0.27)
Discontinued operations	—	0.02

Net loss applicable to common shareholders	$(0.10)	$(0.25)

Weighted average number common shares outstanding:
Basic	29,701,695	24,045,610
Diluted	30,202,017	24,729,272

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$189	$(3,054)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Depreciation and other amortization	10,964	9,158
Amortization of deferred financing costs	617	511
Minority interest in LaSalle Hotel Operating Partnership, L.P.	2	(53)
Gain on extinguishment of debt	—	(70)
Income tax benefit	(2,724)	(2,880)
Deferred compensation	289	333
Equity in earnings of unconsolidated entities	289	248
Changes in assets and liabilities:
Rent receivable	326	1,180
Hotel receivables, net	(7,202)	(334)
Deferred tax asset	—	(69)
Prepaid expenses and other assets	2,842	(2,755)
Mortgage loan premium	—	(75)
Accounts payable and accrued expenses	5,972	(772)
Advance deposits	972	1,104
Accrued interest	(109)	142

Net cash flow provided by operating activities	12,427	2,614

Cash flows from investing activities:
Improvements and additions to hotel properties	(14,791)	(5,366)
Acquisition of hotel properties	(110,677)	(104,670)
Distributions from joint venture	330	—
Purchase of office furniture and equipment	(10)	—
Funding of restricted cash reserves	(1,364)	(3,677)
Proceeds from restricted cash reserves	314	14,061

Net cash flow used in investing activities	(126,198)	(99,652)

Cash flows from financing activities:
Borrowings under credit facilities	118,345	164,793
Repayments under credit facilities	(14,326)	(82,293)
Proceeds from mortgage loans	—	57,000
Repayments of mortgage loans	(785)	(62,859)
Mortgage loan premium	—	(1,870)
Payment of deferred financing costs	(126)	(915)
Proceeds from exercise of stock options	745	5,953
Payment of common offering costs	—	(22)
Purchase of treasury shares	(1,046)	—
Distributions-preferred shares	(3,133)	(3,133)
Distributions-common shares	(7,271)	(5,174)

Net cash flow provided by financing activities	92,403	71,480

Net change in cash and cash equivalents	(21,368)	(25,558)
Cash and cash equivalents, beginning of period	32,102	34,761

Cash and cash equivalents, end of period	$10,734	$9,203

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

As of March 31, 2005, the Company owned interests in 21 hotels with approximately 6,700 suites/rooms located in 10 states and the District of Columbia. The Company owns 100% equity interests in 20 of the hotels and a non-controlling 9.9% equity interest in a joint venture that owns one hotel. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) base rent or (ii) participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 18 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 11). Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. The hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a non-controlling 9.9% equity interest (see Note 2).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned approximately 98.7% of the Operating Partnership at March 31, 2005. At March 31, 2005, the remaining 1.3% is held by other limited partners who hold 383,090 limited partnership units. Limited partnership units are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared by management in accordance with the financial information and accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2004 audited financial statements included in the Company’s 2004 Annual Report on Form 10-K and present interim disclosures as required by the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements, in the opinion of management, include all adjustments, (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Substantially all of the Company’s revenues and expense come from the operations of the individual hotels. The Company uses revenues and expenses that are estimated and projected by the hotel operators to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company uses actual revenue and expense amounts for the first two months of each quarter and revenue and expense estimates for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically these differences have not been material. The Company believes the aggregate estimate of quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are materially correct.

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price of assets to asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment and intangible assets. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over estimated useful lives ranging from 30 to 40 years for buildings and improvements and three to five years for furniture, fixtures and equipment. Furniture, fixtures and equipment under capital leases are carried at the present value of the minimum lease payments.

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

On November 2, 2004, the Chicago 540 Hotel Venture, in which the Company has a non-controlling 9.9% ownership interest, obtained a three and a half year commitment for a $5,750 credit facility to be used for partial funding of the costs related to upgrading the hotel’s furniture, fixtures and equipment (“FF&E”). The FF&E credit facility matures on the earlier of i) April 30, 2008, or ii) three years from the date on which the final borrowing is made. The borrower has an option to borrow amounts bearing interest with reference to the base rate or to LIBOR, and portions may be converted from one interest basis to another. Base rate will be the greater of i) the rate established by the lender as a base rate and which is designated by the lender as its U.S. prime rate, or ii) the Federal Funds Rate plus 0.50%. LIBOR rate will be set two business days before the start of an interest period. The Chicago 540 Hotel Venture purchased a cap on London InterBank Offered Rate capping the London InterBank Offered Rate at 7.5%. Interest expense for the three months end March 31, 2005 was $57. Consistent with our ownership interest, the Company is guaranteeing 9.9% of the credit facility. The company’s maximum exposure under the FF&E facility is $569, and the guarantee will expire at the maturity of the credit facility. In the event of default, any outstanding principal and accrued interest will be due and payable. As of March 31, 2005 and December 31, 2004, there was $5,749 and no outstanding borrowings under the FF&E credit facility, respectively.

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

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 share option and incentive plan. Accordingly, no compensation costs were recognized for stock options granted to the Company’s employees, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123 prospectively for all options granted to employees and members of the Board of Trustees. No options were granted during the first quarter 2005 or 2004. Options granted under the 1998 share option and incentive plan vest over three to four years, therefore the costs related to stock-based compensation for 2005 and 2004 are less than that which would have been recognized if the fair value based method had been applied to all grants since the original effective date of Statement No. 123. Had compensation cost for all of the options granted under the Company’s 1998 share option and incentive plan been determined in accordance with the method required by Statement No. 123, the Company’s net income and net income per common share for the three months ended March 31, 2005 and 2004, respectively would approximate the pro forma amounts below (in thousands, except per share data).

	For the three months ended March 31,
	2005	2004
	Proforma	Proforma
Net loss applicable to common shareholders	$(2,944)	$(6,187)
Stock-based employee compensation expense	(10)	(20)

Proforma net loss	$(2,954)	$(6,207)

Proforma net loss per common share:
Basic (after dividends paid on unvested restricted shares)	$(0.10)	$(0.26)

Diluted (before dividends paid on unvested restricted shares)	$(0.10)	$(0.25)

From time to time, the Company awards restricted shares under the 1998 share option and incentive plan to trustees, executive officers and employees, which vest over three or four years. The Company recognizes compensation expense for restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first annual reporting period beginning after June 15, 2005. Adoption is not expected to have a material effect on the Company.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. As a wholly owned taxable-REIT subsidiary of the Company, LHL is required to pay income taxes at the applicable corporate rates.

3. Acquisition of Hotel Properties

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

4. Discontinued Operations

Effective January 16, 2004, the Company entered into an exclusive listing agreement for the sale of its Omaha property. The asset was classified as held for sale at that time because the property was being actively marketed and sale was expected to occur within one year; accordingly depreciation was suspended. Based on initial pricing expectations the Company expected to recognize a gain on the sale, therefore no impairment was recognized. Effective June 30, 2004, the Company entered into a purchase and sale agreement, which was amended on July 30, 2004 and August 23, 2004, to sell its Omaha property. The asset was sold on September 15, 2004 with net sale proceeds of approximately $28,596. The Company believes that it can redeploy the capital into markets with better long-term fundamentals, thereby improving the return on its invested capital. Net loss from discontinued operations for the three months ended March 31, 2005, is a result of additional post-closing adjustments from the Omaha property sale. The loss includes an expense of $45 and is partly offset by the tax benefit of $19. For 2004, total revenues related to the asset of $3,167, comprised primarily of hotel operating revenues, were included in the net income of $496 from discontinued operations.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company allocated no interest expense to discontinued operations for the three months ended March 31, 2005 and 2004, respectively.

As of March 31, 2005, the Company had an unsettled liability of $202, related to the sale of the Omaha property. The Company expects all liabilities related to this hotel to be settled in the second quarter of 2005.

At March 31, 2005, the Company had no assets and liabilities for assets held for sale.

5. Disposition of Land

On March 15, 2005, the Company sold approximately 8 acres of land located at the Lansdowne Resort for $1,500, resulting in income of approximately $418, which is included in other income on the consolidated financial statements. At the time the Company purchased the Lansdowne Resort, the seller had entered into a contract with a third party for the sale of the 8 acres. The 8 acre contract was assigned to the Company at closing and the purchase/sale agreement related to the acquisition of the resort required the Company to pay the seller upon completion of the sale $1,080 of net sale proceeds which represented the expected sales price for the land. On March 21, 2005, the Company made the $1,080 payment to the seller resulting in the gain of $418.

6. Long-Term Debt

Credit Facilities

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million, which matures on December 31, 2006 and has a one-year extension option. On August 30, 2004, the Company, in accordance with bank facility terms, executed a commitment agreement expanding the commitment facility from $215.0 to $300.0 million. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. As of March 31, 2005, the Company is in compliance with the financial covenants. Borrowings under the senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three months ended March 31, 2005, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 4.6%. Interest expense for the three months ended March 31, 2005 was $890. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2005. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.25% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $138 for the three months ended March 31, 2005. At March 31, 2005 and December 31, 2004, the Company had $90,900 and zero, respectively, of outstanding borrowings under the senior unsecured bank facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general corporate purposes that is due to mature on December 31, 2006. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the three months ended March 31, 2005 was 4.4%. Interest expense for the three months ended March 31, 2005 was $215. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.25% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of approximately $4 for the three months ended March 31, 2005. At March 31, 2005 and December 31, 2004, the Company had $13,119 and zero, respectively, of outstanding borrowings under LHL credit facility.

Bonds Payable

The Company is the obligor with respect to $37.1 million tax-exempt special project revenue bonds and $5.4 million taxable special project revenue bonds, both issued by the Massachusetts Port Authority (collectively, the “MassPort Bonds”). The MassPort Bonds, which mature on March 1, 2018, bear interest based on a weekly floating rate and have no principal reductions prior to their scheduled maturities. The MassPort Bonds may be redeemed at any time at the Company’s option without penalty. The bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007 and are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6.0 million letter of credit from the Company. If GE Capital Corporation fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found the Company may be required to pay off the bonds. The weighted average interest rate for the three months ended March 31, 2005 was 2.0%. Interest expense for the three months ended March 31, 2005 was $209. In addition to the interest payments, the Company incurs a 2.0% annual maintenance fee, which is included in amortization of deferred financing costs. At both March 31, 2005 and December 31, 2004, the Company had outstanding bonds payable of $42,500.

Mortgage Loans

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Sheraton Bloomington Hotel Minneapolis South, located in Bloomington, Minnesota and the Westin City Center Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months ended March 31, 2005 was $861. The loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the two hotels that secure the loan. This mortgage loan had a principal balance of $42,441 and $42,666 at March 31, 2005 and December 31, 2004, respectively.

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Le Montrose Suite Hotel located in West Hollywood, California. The mortgage loan bears interest at a fixed rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule. Interest expense for the three months ended March 31, 2005 was $283. The mortgage loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premium and real estate taxes on the Le Montrose Suite Hotel. This mortgage loan had a principal balance of $13,996 and $14,048 at March 31, 2005 and December 31, 2004, respectively.

The Company, through a wholly owned partnership, is subject to a five-year mortgage that is secured by the San Diego Paradise Point Resort. The mortgage loan matures on February 1, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 5.25% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months ended March 31, 2005 was $835. The loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the hotel that secures the loan. This mortgage loan had a principal balance of $63,534 and $63,866 at March 31, 2005 and December 31, 2004, respectively.

The Company, through a wholly owned partnership is subject to a three-year mortgage loan that is secured by the Indianapolis Marriott Downtown. The mortgage loan matures on February 9, 2007 and can be extended at the option of the Company for two additional one-year terms. The mortgage loan does not allow for prepayment without penalty prior to February 25, 2006. The mortgage loan bears interest at the London InterBank Offered Rate plus 1.0%. As of March 31, 2005, the interest rate was 3.8%. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore fixes the mortgage interest rate at 3.56%. Monthly interest-only payments are due in arrears throughout the term. Interest expense for the three months ended March 31, 2005 was $512 for the mortgage secured by the Indianapolis property less $5 of income from the interest rate swap. The mortgage loan had a principal balance of $57,000 both at March 31, 2005 and December 31, 2004, respectively.

On August 26, 2004, the Company, through LHO Alexandria One, L.L.C., entered into a five-year mortgage loan totaling $34,400 that is secured by the Hilton Alexandria Old Town Hotel located in Alexandria, Virginia. The mortgage loan matures on September 1, 2009 and does not allow for prepayment without penalty prior to July 1, 2009. The mortgage loan bears interest at a fixed rate of 4.98% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months ended March 31, 2005 was $425. The mortgage loan had a principal balance of $34,054 and $34,230 at March 31, 2005 and December 31, 2004, respectively.

7. Commitments and Contingencies

Ground Leases

Four of the hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Sheraton Bloomington Hotel Minneapolis South (the parking lot only) and Indianapolis Marriott Downtown, are subject to ground leases under non-cancelable operating leases expiring from 2016 to June 2099. In addition, one of the two golf courses, the Pines, at Seaview Marriott Resort and Spa, is subject to a ground lease, which expires on December 31, 2012. Total ground lease expense for the three months ended March 31, 2005 was $798.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $15,235 at March 31, 2005. The reserve requirements for four hotels, the hotels operated by Marriott International, Inc., White Lodging Services Corporation and Hyatt Corporation, are contained in certain long-term operating agreements, which require the reserves for the hotels operated by Marriott International, Inc. and Hyatt Corporation, to be maintained through furniture, fixtures and equipment restricted cash escrows. These four participating leases require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of March 31, 2005, $6,302 was available in restricted cash reserves for future capital expenditures. Sixteen of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of March 31, 2005, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $8,933. Amounts will be recorded as incurred. As of March 31, 2005, purchase orders and letters of commitment totaling approximately $16,600 have been issued for renovations at the hotels.

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

Restricted Cash Reserves

At March 31, 2005, the Company held $8,480 in restricted cash reserves. Included in such amounts are (i) $6,302 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $500 for future renovations and conversion costs expected to be incurred related to the Bloomington, Minnesota property re-branding under the Sheraton brand affiliation and (iii) $1,678 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a decision is expected soon. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute had been remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. A decision has not yet been issued by the court.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Cumulative Expense Recognized as of March 31, 2005
Estimated arbitration “award”	$5,749	$—	$5,749
Legal fees related to litigation	2,610	1,350	3,960
Holdover rent	(4,844)	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	(1,495)

Net contingent lease termination expense	$2,520	$850	$3,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of approximately $1.6 million as of March 31, 2005, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations, including certain working capital notes and outstanding base rent.

Meridien also has sued the Company and one of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. The Company intends to vigorously challenge Meridien’s claims, which are not expected to go to trial before Spring 2006.

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

The Company initiated a lawsuit against Marriott Hotel Services, Inc. in the Supreme Court of the State of New York, County of New York, in connection with Marriott’s implementation of certain expenditures without the Company’s approval at the LaGuardia Airport Marriott. The Company is alleging breach of contract and breach of fiduciary duty, among other claims. Marriott Hotel Services, Inc. is seeking to refer the matter to arbitration, and alternatively has moved to dismiss the complaint. These preliminary matters are scheduled to go before the Court in second quarter of 2005. No trial date has been set.

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

On March 15, 2005, the Company paid its February 2005 monthly distribution of $0.08 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of February 28, 2005.

During the three months ended March 31, 2005, trustees, executives and employees of the Company exercised 76,134 options to purchase common shares of beneficial interest. These common shares were issued under the 1998 share option and incentive plan.

Treasury Shares

Treasury shares are accounted for under the cost method. During the quarter ended March 31, 2005, the Company re-purchased 32,867 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and acquired 1,082 common shares of beneficial interest related to the forfeiture of restricted shares by employees leaving the Company. The Company re-issued 33,949 treasury shares related to (i) restricted shares granted to executives in January 2005 and (ii) executives and employees exercising stock options.

At March 31, 2005, there were no common shares of beneficial interest in treasury.

Preferred Shares

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

Operating Partnership Units

As of both March 31, 2005 and December 31, 2004, the operating partnership had 383,090 units outstanding, representing a 1.3% partnership interest held by the limited partners, respectively.

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

At March 31, 2005 and December 31, 2004, there were 231,602 and 272,306 common shares, respectively, available for future grant under the 1998 share option and incentive plan.

10. Financial Instruments: Derivatives and Hedging

The Company uses interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore fixes the mortgage interest rate at 3.56%. As of March 31, 2005, there was $1,524 in unrealized gains included in accumulated other comprehensive income, a component of shareholders’ equity. The hedge is effective in offsetting the variable cash flows; therefore no gain or loss was realized in earnings during the three months ended March 31, 2005.

The following table summarizes the notional value and fair value of the Company’s derivative financial instrument. The notional value at March 31, 2005 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At March 31, 2005:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$57,000	2.555%	2/9/07	$1,524

At March 31, 2005, the derivative instrument was reported at its fair value of $1,524 and is included within prepaid expenses and other assets in the accompanying consolidated financial statements.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income/loss or in earnings depending on the type of hedging relationship and effectiveness. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses reported in accumulated other comprehensive income/loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. For the three months ended March 31, 2005, the Company reclassified $5 of accumulated other comprehensive income to earnings as an offset to interest expense in conjunction with any interest rate swaps.

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

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL:

	For the three months ended March 31,
	2005	2004
General and administrative	$6,564	$5,198
Sales and marketing	5,092	4,285
Repairs and maintenance	3,508	2,485
Utilities and insurance	3,054	2,444
Management and incentive fees	1,979	1,554
Other expenses	1,433	796

Total other indirect expenses	$21,630	$16,762

As of March 31, 2005, LHL leases the following 18 hotels owned by the Company:

• Seaview Marriott Resort and Spa	• Sheraton Bloomington Hotel Minneapolis South

• LaGuardia Airport Marriott	• Lansdowne Resort

• Harborside Hyatt Conference Center & Hotel	• Westin City Center Dallas

• Hotel Viking	• Hotel George

• Topaz Hotel	• Indianapolis Marriott Downtown

• Hotel Rouge	• Hilton Alexandria Old Town

• Hotel Madera	• Chaminade Resort and Conference Center

• Hotel Helix	• Hilton San Diego Gaslamp Quarter

• Holiday Inn on the Hill	• Grafton on Sunset

The two remaining hotels, in which the Company owns an interest, excluding the joint venture that owns the Chicago Marriott Downtown, are leased directly to affiliates of the current third-party hotel operators of those respective hotels.

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Marriott Seaview Resort due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott has the right to avoid termination by making payment of approximately $2,394 within 60 days of notification, which Marriott may recoup in the event certain future operating performance thresholds are attained.

12. Income Taxes

Income tax benefit of $2,724 is comprised of a state and local tax refund of $136, state and local tax expense of $83 on the operating partnership’s income and federal, state and local tax benefit of $2,671 on LHL’s loss of $6,572 before income tax benefit.

The components of the LHL income tax benefit were as follows:

	For the three months ended March 31,
	2005	2004
Federal:
Current	$—	$—
Deferred	(2,022)	(2,189)
State and local:
Current	53	—
Deferred	(702)	(760)

Total income tax benefit	$(2,671)	$(2,949)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the three months ended March 31,
	2005	2004
Computed “Expected” federal tax benefit (at 34.5%)	$(2,267)	$(2,485)
State income taxes, net of federal income tax effect	(407)	(504)
Other, net	3	40

Income tax benefit	$(2,671)	$(2,949)

For the three months ended March 31, 2005, LHL recorded an income tax benefit of $2,671 that is included in the accompanying consolidated financial statements. The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of March 31, 2005, the Company had a deferred tax asset of $17,224 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. Reversal of deferred tax asset in the subsequent year cannot be reasonably estimated.

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

	For the three months ended March 31,
	2005	2004
Numerator:
Net loss applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$(2,918)	$(6,683)
Discontinued operations	(26)	496

Net loss applicable to common shareholders before dividends paid on unvested restricted shares	(2,944)	(6,187)
Dividends paid on unvested restricted shares	(48)	(54)

Net loss applicable to common shareholders, after dividends paid on unvested restricted shares	$(2,992)	$(6,241)

Denominator:
Weighted average number of common shares - basic	29,701,695	24,045,610
Effect of dilutive securities:
Unvested restricted shares	199,129	263,199
Common stock options	301,193	420,463

Weighted average number of common shares - diluted	30,202,017	24,729,272

Basic Earnings Per Common Share:
Net loss applicable to common shareholders per weighted average common share before discontinued operations and after dividends paid on unvested restricted shares	$(0.10)	$(0.28)
Discontinued operations	—	0.02

Net loss applicable to common shareholders per weighted average common share, after dividends paid on unvested restricted shares	$(0.10)	$(0.26)

Diluted Earnings Per Common Share:
Net loss applicable to common shareholders per weighted average common share before discontinued operations	$(0.10)	$(0.27)
Discontinued operations	—	0.02

Net loss applicable to common shareholders per weighted average common share	$(0.10)	$(0.25)

14. Comprehensive Income

For the three months ended March 31, 2005, comprehensive income was $559. As of March 31, 2005 and December 31, 2004 the Company’s accumulated other comprehensive income was $1,524 and $965, respectively. The change in accumulated other comprehensive income was entirely due to the Company’s unrealized gains on its interest rate derivative. For the three months ended March 31, 2005, the Company reclassified $5 of accumulated other comprehensive income to earnings as an offset to interest expense. Within the next twelve months the Company expects to reclassify $646 of the amount held in accumulated other comprehensive income to earnings as an offset to interest expense.

15. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2005	2004
Interest paid, net of capitalized interest	$3,757	$3,148

Interest capitalized	$359	$138

Distributions payable (common shares)	$2,428	$1,752

Distributions payable (preferred shares)	$3,133	$3,133

Issuance of common shares for board of trustees compensation	$7	$24

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$110,660	$106,052
Other assets	230	555
Liabilities	(213)	(1,937)

Acquisition of hotel properties	$110,677	$104,670

16. Pro Forma Financial Information

The following condensed pro forma financial information is presented as if the Indianapolis Marriott Downtown, Hilton Alexandria Old Town, Chaminade Resort and Conference Center, Hilton San Diego Gaslamp Quarter and Grafton on Sunset acquisitions had been consummated and leased as of January 1, 2004.

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and the hotels had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the three months ended March 31,
	2005	2004
Total revenues	$73,336	$66,789
Net income applicable to common shareholders	$(4,032)	$(6,664)
Net income applicable to common shareholders per weighted average common share:
basic (after dividends paid on unvested restricted shares)	$(0.14)	$(0.28)
diluted	$(0.13)	$(0.27)
Weighted average number of common shares outstanding:
basic	29,701,695	24,045,610
diluted	30,202,017	24,729,272

17. Subsequent Events

On April 15, 2005, the Company declared monthly distributions to shareholders of the Company and partners of the operating partnership, in the amount of $0.08 per common shares of beneficial interest/unit for each of the months of April, May and June 2005.

On April 15, 2005, the Company paid its March 2005 monthly distribution of $0.08 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of March 31, 2005.

On April 15, 2005, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended March 31, 2005 to preferred shareholders of record at the close of business on April 1, 2005.

On April 15, 2005, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended March 31, 2005 to preferred shareholders of record at the close of business on April 1, 2005.

On April 19, 2005, the Company granted 2,785 restricted common shares of beneficial interest to the Company’s employees. The restricted shares granted vest over three years, starting January 1, 2006. These common shares of beneficial interest were issued under the 1998 share option and incentive plan.

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

Overview

The Company intends to acquire upscale, full-service hotels in convention, resort and major urban business markets where the Company perceives strong demand growth or significant barriers to entry. The Company measures hotels performance by evaluating financial metrics such as unleveraged internal rates of return, revenue per available room (“RevPAR”), funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The Company continuously evaluates the hotels in its portfolio and potential acquisitions using the measures discussed above to evaluate each hotel’s contribution toward reaching its goal of maintaining a reliable stream of income and moderate growth to shareholders. The Company invests in capital improvements throughout its portfolio to continue to positively impact the competitiveness of its hotels and positively impact their financial performance. The Company actively seeks to acquire new hotel properties that meet its investment criteria. However, because of the high level of competitive capital resources and a relatively limited number of hotels on the market, there continues to be relatively few hotels that meet our criteria priced to provide the Company the returns it requires.

The first quarter of 2005 was an improving quarter for the travel industry, the lodging business and the Company. Travel, in general, was positively affected by a number of factors including the improving economy, which resulted in higher occupancies and average daily rates at the hotels. In particular, business travel improved in the quarter. The Company’s revenues come primarily from hotel operating revenues from its hotels. Hotel operating revenues include room revenue, food and beverage revenue and other ancillary revenue such as golf revenue at our two golf resorts, telephone and parking revenue.

        For the first quarter of 2005, we had a net loss of $2.9 million, or $0.10 per diluted share. FFO was $8.3 million, or $0.27 per diluted share/unit and EBITDA was $13.5 million. RevPAR was $97.80. We consider RevPAR and EBITDA to be key measures of the individual hotels’ performance. RevPAR for the total portfolio increased 10.3% for the first quarter of 2005. The RevPAR increase is attributable to an Average Daily Rate (“ADR”) increase of 8.9% to $152.43, while occupancy improved by 1.3% to 64.2%. EBITDA at the corporate level increased 82.0% due to an increase in revenues from the purchases of several hotels in 2004 and 2005, partly offset by the sale of Omaha Marriott. At the hotel level, EBITDA increased 22% due to higher ADR and occupancy. Additionally, first quarter EBITDA margin across the Company’s portfolio was 19.2% representing a 202 basis points improvement over the same period in 2004.

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

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (18 hotels), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $21.7 million, from $47.2 million in 2004 to $68.9 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$4.8 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$4.4 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$3.5 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$3.4 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004; and

•	$1.3 million increase from the Grafton on Sunset, which was purchased in January 2005.

The remaining change is an increase of $4.3 million, or 9.1%, and is attributable to increases in RevPAR, and associated Food & Beverage and Other revenue for our other properties leased to LHL. The increase in RevPAR was primarily attributable to an increase in ADR of 8.9%.

Overall, travel levels improved in the first quarter, when the industry benefited from continued relatively strong leisure demand and significant increases in demand from business travelers. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth this quarter, with occupancies up an average of 1.3% in the quarter. With demand improving during 2005, continuing to reflect the early stage of an industry recovery, the industry is experiencing an opportunity to raise prices. However, both the leisure traveler and the business traveler, group and transient, continue to be price sensitive, utilizing an aggressive negotiation posture and internet sites to shop for the lowest rates. Additionally, the business is more competitive now because transient guests tend to book their rooms closer to their time of stay than in the past, and transient rooms get priced lower than they otherwise would have. Despite these rate challenges, many of the Company’s hotels experienced ADR increases during the first quarter, especially at its urban and convention hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) increased $0.3 million from $3.6 million in 2004 to $3.9 million in 2005. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. This increase is due to a $0.3 million increase from the San Diego Paradise Point due to a 13.8% increase in RevPar in 2005.

Hotel operating expenses

Hotel operating expenses increased approximately $14.5 million from $38.2 million in 2004 to $52.7 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$3.6 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$3.3 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$2.3 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$2.0 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004; and

•	$0.6 million increase from the Grafton on Sunset, which was purchased in January 2005.

The remaining change is an increase of $2.7 million, or 7.1%, and is a result of higher occupancies at the hotels as well as above inflation increases in payroll and related employee costs and benefits, sales and marketing, insurance and energy costs.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $1.9 million from $9.0 million in 2004 to $10.9 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.6 million from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$0.5 million from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$0.5 million from the Hilton Alexandria Old Town, which was purchased in May 2004; and

•	$0.2 million from the Grafton on Sunset, which was purchased in January 2005.

•	$0.1 million from the Chaminade Resort and Conference Center which was purchased in November 2004

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $0.9 million from $3.5 million in 2004 to $4.4 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.3 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$0.2 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$0.1 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$0.1 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004; and

•	$0.1 million increase from the Grafton on Sunset, which was also purchased in January 2005;

In addition, the real estate taxes, personal property taxes, insurance and ground rent expenses for the three months ended March 31, 2004 included a $0.1 million tax assessment reduction refund for the New Orleans Grande Hotel, which was sold in April 2003.

The remaining real estate taxes, personal property taxes, insurance and ground rent remained approximately the same for the first quarter 2005 compared to the first quarter 2004.

General and administrative expenses

General and administrative expense increased approximately $0.7 million from $2.1 million in 2004 to $2.8 million in 2005 primarily as a result of increases in payroll related expenses, audit fees, legal fees and other professional fees.

Interest expense

Interest expense increased by approximately $0.7 million from $3.3 million in 2004 to $4.0 million in 2005 due to an increase in the Company’s weighted average debt outstanding offset by a decrease in the weighted average interest rate and an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $234.4 million in 2004 to $350.2 million in 2005, which includes increases from (i) a secured loan financing on the Hilton Alexandria Old Town in August 2004 of $34.4 million, (ii) additional borrowings to purchase the Chaminade Resort and Conference Center in November 2004, (iii) additional borrowings to purchase the Hilton San Diego Gaslamp Quarter in January 2005, (iv) additional borrowings to purchase the Grafton on Sunset in January 2005, and (iv) additional borrowings under the Company’s bank facility to finance other capital improvements during 2005, offset by (i) an $8.0 million and $18.8 million paydown on the LHL Credit facility and the Company’s bank facility, respectively, with proceeds from the sale of Omaha Marriott on September 15, 2004, (ii) a $54.9 million net paydown on the Company’s bank facility with proceeds from the November 2004 common stock offering, and (iii) additional pay downs on the Company’s bank facility with operating cash flows. The Company’s weighted average interest rate related to continuing operations decreased from 4.7% in 2004 to 4.6% in 2005. Capitalized interest increased by approximately $0.3 million from $0.1 million in 2004 to $0.4 million in 2005, primarily due to 2005 capital expenditures related to the Lansdowne Resort development project.

Income taxes

Income tax benefit decreased approximately $0.2 million from $2.9 million in 2004 to $2.7 million in 2005. For the three months ended March 31, 2005, the REIT incurred state and local income tax expense of approximately $0.1 million. LHL’s net loss before income tax benefit decreased by approximately $0.6 million from $7.2 million in 2004 to $6.6 million in 2005. Accordingly, for the three months ended March 31, 2005, LHL recorded a federal income tax benefit of approximately $2.3 million (using an estimated tax rate of 34.5%) and a state and local tax benefit of approximately $0.4 million (using an estimated tax rate of 7.0%, net of the federal income tax effect). Additionally, LHL recorded estimated tax payments of approximately $0.1 million. The portion of LHL’s income tax benefit relating to the Omaha property has been reclassified to discontinued operations. The following table summarizes the income tax (benefit) expense (dollars in thousands):

	For the three months ended March 31,
	2005	2004
REIT state and local tax expense	$83	$69
LHL federal, state and local tax benefit	(2,724)	(2,949)
LHL state and local tax refund	(83)	—

Total tax benefit	(2,724)	(2,880)

Less: LHL federal, state and local tax benefit related to discontinued operations	19	18

Total continuing operations tax benefit	$(2,705)	$(2,862)

As of March 31, 2005, the Company had a deferred tax asset of $17,224 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

Minority interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At March 31, 2005, the aggregate weighted average partnership interest held by the limited partners in the operating partnership was approximately 1.27%. The following table summarizes the change in minority interest (dollars in thousands):

	For the three months ended March 31,
	2005	2004
Net income (loss) before minority interest	$191	$(3,107)
Weighted average minority interest percentage	1.27%	1.72%

Minority interest	2	(53)
Less: minority interest related to discontinued operations	—	(9)

Total continuing operations minority interest	$2	$(62)

Discontinued operations

Net loss from discontinued operations is a result of additional adjustments from the Omaha property sale, which occurred in September 2004. Net income from discontinued operations decreased by $522 from $496 to a net loss of $26. The following table summarizes net income from discontinued operations from 2005 and 2004 (dollars in thousands):

	For the three months ended March 31,
	2005	2004
Net lease income from Omaha property	—	530
Net operating loss from Omaha property	(45)	(43)
Minority interest related to Omaha property	—	(9)
Income tax benefit related to Omaha property	19	18

Net income (loss) from discontinued operations	$(26)	$496

Distributions to preferred shareholders

Distributions to preferred shareholders was $3.1 million for the three months ended March 31, 2005 and 2004. Distributions were paid on both the Series A and Series B Preferred Shares, which were outstanding for the entire first quarters of both 2005 and 2004.

Non-GAAP Financial Measures

Funds From Operations

The Company considers the non-GAAP measure of funds from operations (“FFO”) to be a key supplemental measure of the Company’s performance and should be considered along with, but not as an alternative to, net income as a measure of the Company’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider supplemental measurements of performance to be helpful in evaluating a real estate company’s operations. The Company believes that excluding the effect of gains or losses from debt restructuring, extraordinary items, real estate-related depreciation and amortization, and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of limited significance in evaluating current performance, can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. However, FFO may not be helpful when comparing the Company to non-REITs.

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

The following is a reconciliation between net loss applicable to common shareholders and FFO for the three months ended March 31, 2005 and 2004 (dollars in thousands, except share data):

	For the three months ended March 31,
	2005	2004
Funds From Operations (FFO):
Net loss applicable to common shareholders	$(2,944)	$(6,187)
Depreciation	10,947	9,132
Equity in depreciation of joint venture	265	263
Amortization of deferred lease costs	11	11
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	2	(62)
Minority interest in discontinued operations	—	9

FFO	$8,281	$3,166

Weighted average number of common shares and units outstanding:
Basic	30,084,785	24,470,296
Diluted	30,585,107	25,153,958

EBITDA

The Company considers the non-GAAP measure of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to be a key measure of the Company’s performance and should be considered along with, but not as an alternative to, net income as a measure of the Company’s operating performance. Most real estate industry investors consider EBITDA a measurement of performance that is helpful in evaluating a REIT’s operations. The Company believes that excluding the effect of non-operating expenses and non-cash charges, and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of limited significance in evaluating current performance, can help eliminate the accounting effects of depreciation and amortization, and financing decisions and facilitate comparisons of core operating profitability between periods and between REITs, even though EBITDA does not represent an amount that accrues directly to common shareholders.

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

The following is a reconciliation between net loss applicable to common shareholders and EBITDA for the three months ended March 31, 2005 and 2004 (dollars in thousands, except share data):

	For the three months ended March 31,
	2005	2004
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net loss applicable to common shareholders	$(2,944)	$(6,187)
Interest	4,007	3,290
Equity in interest expense of joint venture	146	147
Income tax benefit:
Income tax benefit	(2,705)	(2,862)
Income tax benefit from discontinued operations	(19)	(18)
Depreciation and other amortization	10,964	9,158
Equity in depreciation/amortization of joint venture	287	291
Amortization of deferred financing costs	617	511
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	2	(62)
Minority interest in discontinued operations	—	9
Distributions to preferred shareholders	3,133	3,133

EBITDA	$13,488	$7,410

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

The joint venture that owns the Chicago Marriott Downtown in which the Company holds a non-controlling 9.9% ownership interest was subject to two mortgage loans for an aggregate amount of $120.0 million. The mortgage loans had two-year terms, and were due to expire in July 2004. On April 6, 2004, the joint venture that owns the Chicago Marriott Downtown refinanced its existing two mortgage loans with a new mortgage loan for an aggregate amount of $140.0 million. Upon refinancing, the Company received approximately $1.8 million in cash representing its prorated share of the proceeds. The new mortgage loan has a two-year term, expires in April 2006, and can be extended at the option of the joint venture for three additional one-year terms. The mortgage bears interest at the London InterBank Offered Rate plus 2.25%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 7.25%, effectively limiting the rate on the mortgage to 9.5%. As of March 31, 2005, the interest rate on this mortgage was 5.1%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures the mortgage. The Company’s pro rata share of the loan is approximately $13.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for this mortgage.

On November 2, 2004, the Chicago 540 Hotel Venture, in which the Company has a non-controlling 9.9% ownership interest, obtained a three and a half year commitment for a $5.75 million credit facility to be used for partial funding of costs related to upgrading the hotel’s furniture, fixtures and equipment (“FF&E’’) . The FF&E credit facility matures on the earlier of i) April 30, 2008, or ii) three years from the date on which the final borrowing is made. The borrower has an option to borrow amounts bearing interest with reference to the base rate or to LIBOR, and portions may be converted from one interest basis to another. Base rate will be the greater of i) the rate established by the lender as a base rate and which is designated by the lender as its U.S. prime rate, or ii) the Federal Funds Rate plus 0.50%. LIBOR rate will be set two business days before the start of an interest period. The Chicago 540 Hotel Venture purchased a cap on London InterBank Offered Rate capping the London InterBank Offered Rate at 7.5%. Interest expense for the three months end March 31, 2005 was less than $0.1 million. Consistent with our ownership interest, the Company is guaranteeing 9.9% of the credit facility. The Company’s maximum exposure under the FF&E facility is $0.6 million, and the guarantee will expire at the maturity of the credit facility. In the event of default, any outstanding principal and accrued interest will be due and payable. As of March 31, 2005 and December 31, 2004, there was $5.75 million and no outstanding borrowings under the FF&E credit facility, respectively.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $15.2 million at March 31, 2005. Four of the operating agreements require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of March 31, 2005, $6.3 million was available in restricted cash reserves for future capital expenditures. Sixteen of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of March 31, 2005, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $8.9 million. Amounts will be recorded as incurred. As of March 31, 2005, purchase orders and letters of commitment totaling approximately $16.6 million have been issued for renovations at the hotels. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of hotel operating cash flow distributed by LHL and the Operating Partnership’s cash flow from the participating leases. Available cash is generally defined as net income plus any reduction in reserves and minus interest and principal payments on debt, capital expenditures, and additions to reserves and other adjustments. The Company’s senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions (see below). There are currently no other contractual or other arrangements limiting payment of distributions by the Operating Partnership. Similarly, LHL is a wholly owned subsidiary of the Operating Partnership. Payments to the Operating Partnership are required pursuant to the terms of the lease agreements between LHL and the Operating Partnership relating to the properties owned by the Operating Partnership and leased by LHL. Except for the security deposits required under the participating leases for the two hotels not leased by LHL, the lessees’ obligations under the participating leases are unsecured and the lessees’ abilities to make rent payments to the Operating Partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, are dependent on the lessees’ abilities to generate sufficient cash flow from the operations of the hotels.

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million, which matures on December 31, 2006 and has a one-year extension option.

The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three months ended March 31, 2005, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 4.6%. Interest expense for the three months ended March 31, 2005 was $0.9 million. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2005. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.25% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $0.1 million for the three months ended March 31, 2005. At March 31, 2005 and December 31, 2004, the Company had $90.9 million and zero, respectively, of borrowings against the senior unsecured bank facility.

LHL amended and increased its three-year $13.0 million unsecured revolving credit facility to allow for maximum borrowings of $25.0 million. The LHL credit facility is to be used for working capital and general corporate purposes that is due to mature on December 31, 2006. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the three months ended March 31, 2005 was 4.4%. Interest expense for the three months ended March 31, 2005 was $0.2 million. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, and currently set at 0.25% of the unused portion of the LHL credit facility. LHL incurred an immaterial unused commitment fee for the three months ended March 31, 2005. At March 31, 2005 and December 31, 2004, the Company had outstanding borrowings against the LHL credit facility of $13.1 million and zero, respectively.

The Company is the obligor with respect to a $37.1 million tax-exempt special project revenue bond and $5.4 million taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “MassPort Bonds”). The MassPort Bonds, which mature on March 1, 2018, bear interest based on a weekly floating rate and have no principal reductions prior to their scheduled maturities. For the three months ended March 31, 2005, the weighted average interest rate on the MassPort bonds was 2.0%. The MassPort Bonds may be redeemed at any time at the Company’s option without penalty. The bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007 and are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6.0 million letter of credit from the Company. If GE Capital Corporation fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay-off the bonds. Interest expense for the three months ended March 31, 2005 was $0.2 million. At both March 31, 2005 and December 31, 2004, the Company had outstanding bonds payable of $42.5 million.

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Sheraton Bloomington Hotel Minneapolis South, located in Bloomington, Minnesota and the Westin City Center Dallas, located in Dallas, Texas. The mortgage loan matures on July 31, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 8.1% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months ended March 31, 2005 was $0.9 million. The loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the two hotels that secure the loan. The principal balance of this mortgage loan was $42.4 million and $42.7 million at March 31, 2005 and December 31, 2004, respectively.

The Company, through a wholly owned partnership, is subject to a ten-year mortgage loan that is secured by the Le

Montrose Suite Hotel located in West Hollywood, California. This loan is subject to a fixed interest rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule. Interest expense for the three months ended March 31, 2005 was $0.3 million. The mortgage loan agreement requires the partnership to hold funds in escrow sufficient for the payment of 50% of the annual insurance premium and real estate taxes on the Le Montrose Suite Hotel. The principal balance of this mortgage loan was $14.0 million at both March 31, 2005 and December 31, 2004, respectively.

The Company, through a wholly owned partnership, is subject to a five-year mortgage loan that is secured by the San Diego Paradise Point Resort. The mortgage loan matures on February 1, 2009 and does not allow for prepayment prior to maturity without penalty. The mortgage loan bears interest at a fixed rate of 5.25% and requires interest and principal payments based on a 25-year amortization schedule. Interest expense for the three months ended March 31, 2005 was $0.8 million. The loan agreement requires the Company to hold funds in escrow sufficient for the payment of 50% of the annual insurance premiums and real estate taxes related to the hotel that secures the loan. The principal balance of this mortgage loan was $63.5 million and $63.9 million at March 31, 2005 and December 31, 2004, respectively.

The Company, through a wholly owned partnership, is subject to a three-year mortgage loan that is secured by the Indianapolis Marriott Downtown. The mortgage loan matures on February 9, 2007 and can be extended at the option of the Company for two additional one-year terms. The mortgage loan does not allow for prepayment without penalty prior to February 25, 2006. The mortgage loan bears interest at the London InterBank Offered Rate plus 1.0%. As of March 31, 2005, the interest rate was 3.8%. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57.0 million balance outstanding on this mortgage loan, and therefore fixes the mortgage interest rate at 3.56%. Monthly interest-only payments are due in arrears throughout the term. Interest expense for the three months ended March 31, 2005 was $0.5 million for the mortgage secured by the Indianapolis property less an immaterial income amount from the interest rate swap. The principal balance of this mortgage loan was $57.0 million both at March 31, 2005 and December 31, 2004, respectively.

The Company, through LHO Alexandria One, L.L.C., is subject to a five-year mortgage loan that is secured by the Hilton Alexandria Old Town Hotel located in Alexandria, Virginia. The mortgage loan matures on August 31, 2009 and does not allow for prepayment without penalty prior to July 1, 2009. The mortgage bears interest at fixed rate of 4.98% and requires interest and principal payments based on a 25-year amortization. Monthly interest and principal payments are due in arrears throughout the term. Interest expense for the three months ended March 31, 2005 was $0.4 million. The principal balance of this mortgage loan was $34.1 million and $34.2 million at March 31, 2005 and December 31, 2004, respectively.

At March 31, 2005, the Company had approximately $10.7 million of cash and cash equivalents and approximately $8.5 million of restricted cash reserves.

Net cash provided by operating activities was approximately $12.4 million for the three months ended March 31, 2005, primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $126.2 million for the three months ended March 31, 2005, primarily due to the purchases of the Hilton San Diego Gaslamp Quarter and the Grafton on Sunset, outflows for improvements and additions at the hotels, and the funding of restricted cash reserves.

Net cash provided by financing activities was approximately $92.4 million for the three months ended March 31, 2005, comprised of borrowings under the senior unsecured bank facility, and proceeds from the exercise of stock options, offset by repayments of borrowings under the senior unsecured bank facility, repayments of mortgage loans, payment of distributions to the common shareholders and unit holders and payments of distributions to preferred shareholders.

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

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $15.3 million at March 31, 2005. Four of the operating agreements require that the Company reserve restricted cash ranging from 4.0% to 5.5% of the individual hotel’s annual revenues. As of March 31, 2005, $6.3 million was available in restricted cash reserves for future capital expenditures. Sixteen of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of March 31, 2005, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $8.9 million. Amounts will be recorded as incurred. As of March 31, 2005, purchase orders and letters of commitment totaling approximately $16.6 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

The joint venture operating agreement requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and, therefore, the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three months ended March 31, 2005 and 2004, respectively.

	For the three months ended March 31,
	2005	2004	Variance
Total Portfolio
Occupancy	64.2%	63.3%	1.3%
ADR	$152.45	$139.96	8.9%
RevPAR	$97.80	$88.65	10.3%

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Marriott Seaview Resort due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott has the right to avoid termination by making payment of approximately $2,394 within 60 days of notification, which Marriott may recoup in the event certain future operating performance thresholds are attained.

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

Seasonality

The hotels’ operations historically have been seasonal. The hotels maintain higher occupancy rates during the second and third quarters. The Seaview Marriott Resort and Spa and Lansdowne Resort, which generate a portion of their revenues from golf-related business and, as a result, have revenues that fluctuate according to the season and the weather. These seasonality patterns can be expected to cause fluctuations in the Company’s quarterly lease revenue under the participating leases with third-party lessees and hotel operating revenue from LHL.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a decision is expected soon. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute had been remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. A decision has not yet been issued by the court.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Cumulative Expense Recognized as of March 31, 2005
Estimated arbitration “award”	$5,749	$—	$5,749
Legal fees related to litigation	2,610	1,350	3,960
Holdover rent	(4,844)	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	(1,495)

Net contingent lease termination expense	$2,520	$850	$3,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of approximately $1.6 million as of March 31, 2005, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations, including certain working capital notes and outstanding base rent.

Meridien also has sued the Company and one of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. The Company intends to vigorously challenge Meridien’s claims, which are not expected to go to trial before Spring 2006.

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

The Company initiated a lawsuit against Marriott Hotel Services, Inc. in the Supreme Court of the State of New York, County of New York, in connection with Marriott’s implementation of certain expenditures without the Company’s approval at the LaGuardia Airport Marriott. The Company is alleging breach of contract and breach of fiduciary duty, among other claims. Marriott Hotel Services, Inc. is seeking to refer the matter to arbitration, and alternatively has moved to dismiss the complaint. These preliminary matters are scheduled to go before the Court in second quarter of 2005. No trial date has been set.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of March 31, 2005, approximately $160.9 million of the Compay’s aggregate indebtedness (43.3% of total indebtedness), including the Company’s $14.4 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel, was subject to variable interest rates.

At March 31, 2005, the Company had $90.9 million outstanding borrowings under the senior unsecured bank facility. Borrowings under the senior unsecured bank facility bear interest at variable market rates. The weighted average interest rate under the facility for the three months ended March 31, 2005 was 4.6%. A 0.25% annualized change in interest rates would have changed interest expense by less than $0.1 million for the three months ended March 31, 2005. This change is based on the weighted average borrowings under the senior unsecured bank facility for the three months ended March 31, 2005 of $77.0 million.

At March 31, 2005, the Company had $13.1 million outstanding borrowings under the LHL credit facility. Borrowings under the LHL credit facility bear interest at variable market rates. The weighted average interest rate under the facility for the three months ended March 31, 2005 was approximately 4.4%. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the three months ended March 31, 2005. This change is based on the weighted average borrowings under the LHL credit facility for the three months ended March 31, 2005 of $19.4 million.

At March 31, 2005, the Company had outstanding bonds payable of $42.5 million. The bonds bear interest based on weekly floating rates and have no principal reductions for the life of the bonds. The weighted average interest rate for the three months ended March 31, 2005 was 2.0%. A 0.25% annualized change in interest rates would have changed interest expense by an immaterial amount for the three months ended March 31, 2005. This change is based on the weighted average borrowings under the bonds for the three months ended March 31, 2005 of $42.5 million.

At March 31, 2005, the mortgage loan that is collateralized by the Sheraton Bloomington Hotel Minneapolis South and the Westin City Center Dallas had a balance of $42.4 million. At March 31, 2005, the carrying value of this mortgage loan approximated its fair value as the interest rate associated with the borrowing approximated current market rates available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.1%, matures on July 31, 2009 and requires interest and principal payments based on a 25-year amortization schedule.

At March 31, 2005, the mortgage loan that is collateralized by the Le Montrose Suite Hotel located in West Hollywood, California had a balance of $14.0 million. At March 31, 2005, the carrying value of this mortgage approximated its fair value as the interest rate associated with the borrowing approximated current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 8.08%, matures on July 31, 2010, and requires interest and principal payments based on a 27-year amortization schedule.

At March 31, 2005, the mortgage loan that is collateralized by the San Diego Paradise Point Resort had a principal balance of $63.5 million. At March 31, 2005, the carrying value of this mortgage approximated its fair value as the interest rate associated with the borrowing approximated the current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 5.25%, matures on February 1, 2009, and requires interest and principal payments based on a 25-year amortization schedule.

At March 31, 2005, the mortgage loan that is collateralized by the Indianapolis Marriott Downtown had a principal balance of $57.0 million. This mortgage loan bears interest at a floating rate that is reset monthly. However, the Company is party to a fixed interest rate swap agreement that fixes the London InterBank Offered rate at 2.56% for the $57.0 million balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore fixes the mortgage interest rate at 3.56%. At March 31, 2005, the carrying value of the mortgage loan approximated its fair value as the interest rate associated with the borrowings approximated the current market rate available for similar borrowing arrangements. This loan matures on February 9, 2007, can be extended at the option of the Company for two additional one-year terms and requires interest-only payments monthly throughout the term of the loan.

At March 31, 2005, the mortgage loan that is collateralized by the Hilton Alexandria Old Town Hotel had a principal balance of $34.1 million. At March 31, 2005, the carrying value of this mortgage approximated its fair value as the interest rate associated with the borrowing approximated the current market rate available for similar types of borrowing arrangements. This loan is subject to a fixed interest rate of 4.98%, matures on August 31, 2009, and requires interest and principal payments based on a 25-year amortization schedule.

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2005. There were no changes to the Company’s internal controls over financial reporting during the first quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

Neither the Company nor LaSalle Hotel Operating Partnership, L.P. is currently involved in any litigation of which the ultimate resolution, in the opinion of the Company, is expected to have a material adverse effect on the financial position, operations or liquidity of the Company and the Operating Partnership.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: April 20, 2005	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)