Form 10-Q
period 2005-06-30
LASALLE HOTEL PROPERTIES
filed 2005-07-20
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 20, 2005
Common Shares of Beneficial Interest ($0.01 par value)	30,145,891
10 1/4% Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	3,991,900
8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000

PART I. Financial Information

Item 1. Financial Statements.

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets:
Investment in hotel properties, net	$827,889	$739,733
Property under development	42,440	32,508
Investment in joint venture (Note 2)	1,197	1,341
Cash and cash equivalents	9,148	32,102
Restricted cash reserves (Note 7)	8,697	7,430
Rent receivable	2,334	1,527
Hotel receivables (net of allowance for doubtful accounts of approximately $330 and $255, respectively)	17,925	8,227
Deferred financing costs, net	5,265	4,283
Deferred tax asset	15,539	14,500
Prepaid expenses and other assets	19,303	17,945
Assets held for sale, net (Note 4)	51,398	—

Total assets	$1,001,135	$859,596

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 6)	$82,229	$—
Bonds payable (Note 6)	42,500	42,500
Mortgage loans (Note 6)	269,863	211,810
Accounts payable and accrued expenses	39,045	35,338
Advance deposits	6,066	4,423
Accrued interest	1,171	1,181
Distributions payable	5,562	5,554
Liabilities of assets held for sale and sold (Note 4)	2,392	162

Total liabilities	448,828	300,968

Minority interest in LaSalle Hotel Operating Partnership, L.P	2,067	4,554

Shareholders’ Equity:

Preferred shares, $.01 par value, 20,000,000 shares authorized, 10 1/4% Series A - 3,991,900 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively (Note 8)	40	40
8 3/8% Series B - 1,100,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively (Note 8)	11	11
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized and 30,063,558 and 29,880,047 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively (Note 8)	301	299
Additional paid-in capital, including offering costs of $31,860 and $31,853 at June 30, 2005 and December 31, 2004, respectively	621,468	617,742
Deferred compensation	(3,000)	(2,332)
Accumulated other comprehensive income (Note 14)	1,177	965
Distributions in excess of retained earnings	(69,757)	(62,651)

Total shareholders’ equity	550,240	554,074

Total liabilities and shareholders’ equity	$1,001,135	$859,596

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenues:
Hotel operating revenues:
Room revenue	$53,962	$39,299	$94,502	$65,912
Food and beverage revenue	25,267	20,645	46,046	35,080
Other operating department revenue	5,728	4,599	10,089	7,818

Total hotel operating revenues	84,957	64,543	150,637	108,810
Participating lease revenue	5,490	4,854	9,415	8,427
Other income (Note 5)	196	11	617	92

Total revenues	90,643	69,408	160,669	117,329

Expenses:
Hotel operating expenses:
Room	12,182	9,226	22,832	16,634
Food and beverage	16,345	13,561	31,413	24,033
Other direct	3,234	2,369	5,885	4,425
Other indirect (Note 11)	22,387	17,002	42,156	31,004

Total hotel operating expenses	54,148	42,158	102,286	76,096
Depreciation and other amortization	10,032	9,035	20,352	17,315
Real estate taxes, personal property taxes and insurance	3,100	2,742	6,435	5,238
Ground rent (Note 7)	971	831	1,769	1,602
General and administrative	2,467	1,970	5,234	4,113
Lease termination expenses	1,018	—	1,018	—
Other expenses	44	133	130	583

Total operating expenses	71,780	56,869	137,224	104,947

Operating income	18,863	12,539	23,445	12,382
Interest income	105	81	205	155
Interest expense	(5,209)	(3,830)	(9,832)	(7,627)

Income before income tax benefit (expense), minority interest, equity in earnings of unconsolidated entities, and discontinued operations	13,759	8,790	13,818	4,910
Income tax (expense) benefit (Note 12)	(2,571)	(1,187)	(766)	790
Minority interest in LaSalle Hotel Operating Partnership, L.P.	(138)	(131)	(157)	(93)
Equity in income of unconsolidated entities (Note 2)	475	262	186	14

Income from continuing operations	11,525	7,734	13,081	5,621

Discontinued operations (Note 4):
Income (loss) from operations of properties held for sale	2,093	2,018	(163)	(327)
Income (loss) from properties sold	—	973	(45)	1,459
Minority interest, net of tax	(23)	(41)	(7)	(26)
Income tax (expense) benefit	(178)	(452)	740	451

Net income from discontinued operations	1,892	2,498	525	1,557

Net income	13,417	10,232	13,606	7,178
Distributions to preferred shareholders	(3,133)	(3,133)	(6,266)	(6,266)

Net income applicable to common shareholders	$10,284	$7,099	$7,340	$912

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Earnings per Common Share - Basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.28	$0.17	$0.23	$(0.03)
Discontinued operations	0.06	0.10	0.01	0.06

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.34	$0.27	$0.24	$0.03

Earnings per Common Share - Diluted:
Income (loss) applicable to common shareholders before discontinued operations	$0.28	$0.17	$0.23	$(0.02)
Discontinued operations	0.06	0.09	0.01	0.06

Net income applicable to common shareholders	$0.34	$0.26	$0.24	$0.04

Weighted average number of common shares outstanding:
Basic	29,822,566	26,395,156	29,767,699	25,220,929
Diluted	30,287,688	26,917,093	30,245,373	25,850,312

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$13,606	$7,178
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	21,269	18,836
Amortization of deferred financing costs	1,227	1,067
Minority interest in LaSalle Hotel Operating Partnership, L.P.	164	119
Gain on extinguishment of debt	—	(70)
Gain on disposition of minority interest in other partnerships	—	(10)
Income tax expense (benefit)	26	(1,241)
Deferred compensation	592	639
Equity in earnings of unconsolidated entities	(186)	(14)
Changes in assets and liabilities:
Rent receivable	(807)	(827)
Hotel receivables	(11,495)	(6,903)
Deferred tax asset	(1,065)	(376)
Prepaid expenses and other assets	(3,322)	(6,334)
Accounts payable and accrued expenses	6,801	2,498
Advance deposits	2,430	2,776
Accrued interest	(778)	(29)

Net cash flow provided by operating activities	28,462	17,309

Cash flows from investing activities:
Improvements and additions to hotel properties	(28,616)	(13,771)
Acquisition of hotel properties	(139,423)	(163,767)
Distributions from joint venture	331	1,823
Purchase of office furniture and equipment	(67)	(19)
Funding of restricted cash reserves	(2,904)	(4,921)
Proceeds from restricted cash reserves	1,637	20,851

Net cash flow used in investing activities	(169,042)	(159,804)

Cash flows from financing activities:
Borrowings under credit facilities	182,354	239,823
Repayments under credit facilities	(100,125)	(168,983)
Proceeds from mortgage loans	59,974	57,000
Repayments of mortgage loans	(1,921)	(63,413)
Mortgage loan premium	—	(1,945)
Payment of deferred financing costs	(1,762)	(983)
Proceeds from exercise of stock options	1,042	11,215
Proceeds from issuance of common shares	—	62,400
Payment of common offering costs	(75)	(949)
Purchase of treasury shares	(1,046)	—
Distributions-preferred shares	(6,266)	(6,266)
Distributions-common shares	(14,549)	(10,713)

Net cash flow provided by financing activities	117,626	117,186

Net change in cash and cash equivalents	(22,954)	(25,309)
Cash and cash equivalents, beginning of period	32,102	34,761

Cash and cash equivalents, end of period	$9,148	$9,452

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

As of June 30, 2005, the Company owned interests in 22 hotels with approximately 6,800 suites/rooms located in 10 states and the District of Columbia. The Company owns 100% equity interests in 21 of the hotels and a non-controlling 9.9% equity interest in a joint venture that owns one hotel. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) base rent or (ii) participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 19 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 11). Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. The hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a non-controlling 9.9% equity interest (see Note 2).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned approximately 99.0% of the Operating Partnership at June 30, 2005. At June 30, 2005, the remaining 1.0% is held by other limited partners who hold 303,090 limited partnership units. Limited partnership units are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments, (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, LHL and its subsidiaries and partnerships in which it has a controlling interest. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

Preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Substantially all of the Company’s revenues and expenses come from the operations of the individual hotels. The Company uses revenues and expenses that are estimated and projected by the hotel operators to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company uses actual revenue and expense amounts for the first two months of each quarter and revenue and expense estimates for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically these differences have not been material. The Company believes the aggregate estimate of quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are materially correct.

Investment in Joint Venture

Investment in joint venture represents the Company’s non-controlling 9.9% equity interest in each of (i) the joint venture that owns the Chicago Marriott Downtown and (ii) Chicago 540 Lessee, Inc., both of which are associated with the Chicago Marriott Downtown.

On November 2, 2004, the Chicago 540 Hotel Venture, in which the Company has a non-controlling 9.9% ownership interest, obtained a three and a half year commitment for a $5,750 credit facility to be used for partial funding of costs related to upgrading the hotel’s furniture, fixtures and equipment (“FF&E”). The Chicago 540 Hotel Venture purchased a cap on London InterBank Offered Rate capping the London InterBank Offered Rate at 7.5%. Interest expense for the three and six months ended June 30, 2005 was $82 and $139, respectively. Consistent with our ownership interest, the Company is guaranteeing 9.9% of the credit facility. The company’s maximum exposure under the FF&E facility is $553, and the guarantee will expire at the maturity of the credit facility. In the event of default, any outstanding principal and accrued interest will be due and payable. As of June 30, 2005 and December 31, 2004, there was $5,582 and no outstanding borrowings under the FF&E credit facility, respectively.

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 share option and incentive plan. Accordingly, no compensation costs were recognized for stock options granted to the Company’s employees, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123 prospectively for all options granted to employees and members of the Board of Trustees. No options were granted during the six months ended June 30, 2005 or 2004. Options granted under the 1998 share option and incentive plan vest over three to four years, therefore the costs related to stock-based compensation for 2005 and 2004 are less than that which would have been recognized if the fair value based method had been applied to all grants since the original effective date of Statement No. 123. Had compensation cost for all of the options granted under the Company’s 1998 share option and incentive plan been determined in accordance with the method required by Statement No. 123, the Company’s net income and net income per common share for the three and six months ended June 30, 2005 and 2004, respectively would approximate the pro forma amounts below (in thousands, except per share data).

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	Proforma	Proforma	Proforma	Proforma
Net income applicable to common shareholders	$10,284	$7,099	$7,340	$912
Stock-based employee compensation expense	(7)	(20)	(17)	(40)

Proforma net income	$10,277	$7,079	$7,323	$872

Proforma net income common share:
Basic (after dividends paid on unvested restricted shares)	$0.34	$0.27	$0.24	$0.03

Diluted	$0.34	$0.26	$0.24	$0.03

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

On January 6, 2005, the Company acquired a 100% interest in the Hilton San Diego Gaslamp Quarter, a 282-room upscale full-service hotel located in the Gaslamp historic district in downtown San Diego, CA, for $85.0 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Davidson Hotel Company was selected to manage the property.

On January 10, 2005, the Company acquired a 100% interest in the Grafton on Sunset, a 108-room, upscale full-service hotel located in West Hollywood, CA, for $25.5 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Outrigger Lodging Services was retained to manage the property.

On May 18, 2005, the Company acquired a 100% interest in the Onyx Hotel, a 112-room upscale full-service hotel located in historic downtown Boston, for $28.6 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Kimpton Hotel and Restaurant Group, LLC was retained to manage the property.

4.	Discontinued Operations

Effective May 9, 2005, the Company entered into an exclusive listing agreement for the sale of the Seaview Resort and Spa. The Company believes that it can sell this suburban property and redeploy the capital into markets with better long-term fundamentals, thereby improving the return on its invested capital. The asset was classified as held for sale at that time because the property is being actively marketed and sale is expected to occur within one year; accordingly, depreciation was suspended. Based on initial pricing expectations, the Company expects to recognize a gain on the sale; therefore, no impairment has been recognized. Total revenues related to the asset of $9,448 and $12,631, comprised of primarily hotel operating revenues, and income (loss) before income tax expense (benefit) related to the asset of $2,070 and $(170) for the three months and six months ended June 30, 2005, respectively, are included in discontinued operations. Revenues of $9,455 and $12,355 and income (loss) before income tax expense of $1,990 and $(331) for the three months and six months ended June 30, 2004, respectively, have been reclassified to conform to the current presentation.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company allocated no interest expense to discontinued operations for the three months and six months ended June 30, 2005 and 2004, respectively.

At June 30, 2005, the Company had $51,398 of assets held for sale, net, relating to the Seaview Resort and Spa comprised of:

Investment in hotel property, net	$47,469
Hotel receivables, net of allowance for doubtful accounts of $33	1,944
Prepaid expenses and other assets	1,985

Total assets held for sale, net	$51,398

At June 30, 2005, the Company had $2,392 of liabilities of assets held for sale and sold relating to the Seaview Resort and Spa and Omaha properties comprised of:

Accounts payable and accrued expenses	$1,499
Advance deposits	893

Total liabilities of assets held for sale	$2,392

Effective January 16, 2004, the Omaha property was classified as held for sale. The asset was sold on September 15, 2004. Net loss from discontinued operations related to the Omaha property for the three months and six months ended June 30, 2005 was $0 and $26, respectively, and resulted from additional post closing adjustments from the sale. The loss from the Omaha property for the six months ended June 30, 2005 includes an expense of $45 and is partly offset by the tax benefit of $19. For the three months and six months ended June 30, 2004, total revenues related to the asset of $3,807 and $6,974, respectively, comprised primarily of hotel operating revenues. For the three months and six months ended June 30, 2004, the net income before income tax expense related to the asset was $960 and $1,437, respectively.

As of June 30, 2005, the Company had an unsettled liability of $87, related to the sale of the Omaha property, which was sold in 2004. The Company expects all liabilities related to this hotel to be settled in the third quarter of 2005.

5.	Disposition of Land

On March 15, 2005, the Company sold approximately 8 acres of land located at the Lansdowne Resort for $1,500, resulting in income of approximately $418, net of closing cost, which is included in other income on the consolidated financial statements. At the time the Company purchased the Lansdowne Resort, the seller had entered into a contract with a third party for the sale of the 8 acres. The 8 acre contract was assigned to the Company at closing and the purchase/sale agreement related to the acquisition of the resort required the Company to pay the seller upon completion of the sale $1,080 of net sale proceeds which represented the expected sales price for the land. On March 21, 2005, the Company made the $1,080 payment to the seller resulting in the gain of $418.

6.	Long-Term Debt

Debt at June 30, 2005 and December 31, 2004, consists of the following (in thousands):

Debt	Interest Rate at June 30, 2005				Balance Outstanding at
				Maturity Date	June 30, 2005	December 31, 2004
Credit Facilities
Senior Unsecured Credit Facility	Floating			June 2008	$70,000	$—
LHL Unsecured Credit Facility	Floating			June 2008	12,229	—
Massport Bonds
Harborside Hyatt Conference
Center & Hotel (b)	3.11%	(a	)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (b)	2.40%	(a	)	March 2018	37,100	37,100

Total bonds payable					42,500	42,500

Mortgage debt
Sheraton Bloomington Hotel Minneapolis
South and West in City Center Dallas	8.10%			July 2009	42,214	42,665
Le Montrose Suite Hotel	8.08%			July 2010	13,948	14,049
San Diego Paradise Point Resort	6.93%			February 2009	17,506	17,686
San Diego Paradise Point Resort	4.61%			February 2009	45,711	46,180
Indianapolis Marriott Downtown	3.56%	(c	)	February 2007	57,000	57,000
Hilton Alexandria Old Town	4.98%			September 2009	33,884	34,230
Hilton San Diego Gaslamp Quarter	5.35%			June 2012	59,600	—

Total mortgage debt					269,863	211,810

Total Debt (d)					$394,592	$254,310

(a)	Variable interest rate based on a weekly floating rate. The Company also incurs a 2% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007. The GE Capital letters of credit are secured by the Harborside Hyatt and a $6.0 million letter of credit from the Company.
(c)	Variable interest rate of LIBOR plus 1%. The Company has entered into a three-year fixed interest rate swap that fixes the LIBOR rate at 2.56% and therefore fixes the mortgage interest rate at 3.56%.
(d)	Mortgage debt does not include the Company’s 9.9% share ($13,860) of the $140.0 million debt of the joint venture which is secured by the Chicago Marriott Downtown or the Company’s share ($553) of the Chicago Marriott line of credit facility, which had a balance of $5.6 million at June 30, 2005.

The Company incurred interest costs of $5,209 and $9,832 in the three and six months ending June 30, 2005, respectively, and $3,830 and $7,627 in the three and six months ending June 30, 2004, respectively. Included in interest costs are amortization of deferred financing fees of $611 and $1,227 for the three months and six months ended June 30, 2005, respectively, and $556 and $1,067 for the three months and six months ended June 30, 2004, respectively. Interest was capitalized in the amount of $410 and $769 for the three and six months ending June 30, 2005, respectively, and $171 and $309 in the three and six months ending June 30, 2004, respectively. Interest paid was $5,635 and $9,392 in the three and six months ending June 30, 2005, respectively and $3,452 and $6,600 for the three and six months ending June 30, 2004, respectively.

Credit Facilities

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million. On June 9, 2005, the Company amended the credit facility to extend the bank facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) ninety percent of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. As of June 30, 2005, the Company was in compliance with the financial covenants and was not otherwise in default under the credit facility. Borrowings under the senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three months and six months ended June 30, 2005, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 5.1% and 4.9%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2005. The Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $119 and $257 for the three months and six months ended June 30, 2005, respectively. At June 30, 2005, and December 31, 2004, the Company had $70,000 and zero, respectively, of outstanding borrowings under the senior unsecured bank facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the bank facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the three months and six months ended June 30, 2005 was 4.9% and 4.7%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of approximately $3 and $7 for the three months and six months ended June 30, 2005, respectively. At June 30, 2005 and December 31, 2004, the Company had $12,229 and zero, respectively, of outstanding borrowings under LHL credit facility.

Mortgage Loans

On June 8, 2005, the Company entered into a $59.6 million seven-year mortgage loan that is secured by the Hilton San Diego Gaslamp Quarter. The mortgage loan matures on June 1, 2012 and does not allow for prepayment without penalty prior to February 1, 2012. The mortgage loan bears interest at a fixed rate of 5.35 percent and requires interest only payments through maturity.

7. Commitments and Contingencies

Ground Leases

Four of the Company’s hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Sheraton Bloomington Hotel Minneapolis South (the parking lot only) and Indianapolis Marriott Downtown, are subject to ground leases under non-cancelable operating leases expiring from 2016 to June 2099. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa, is subject to a ground lease, which expires on December 31, 2012. Total ground lease expense for the three and six months ended June 30, 2005 was $971 and $1,769, respectively. Total ground lease expense for the three and six months ended June 30, 2004 was $831 and $1,602, respectively.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $15,232 at June 30, 2005. The reserve requirements for four hotels, the hotels operated by Marriott International, Inc., White Lodging Services Corporation and Hyatt Corporation, are contained in certain long-term operating agreements, which require the reserves for the hotels operated by Marriott International, Inc., White Lodging Services Corporation and Hyatt Corporation, to be maintained through furniture, fixtures and equipment restricted cash escrows. These four participating leases and operating agreements require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. As of June 30, 2005, $7,118 was available in restricted cash reserves for future capital expenditures. Seventeen of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues, but do not require the funds to be set aside in restricted cash. As of June 30, 2005, the total amount obligated for future capital expenditures, but not set aside in restricted cash reserves was $8,114. Amounts will be recorded as incurred. As of June 30, 2005, purchase orders and letters of commitment totaling approximately $15,346 have been issued for renovations at the hotels. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Restricted Cash Reserves

At June 30, 2005, the Company held $8,697 in restricted cash reserves. Included in such amounts are (i) $7,118 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $500 for future renovations and conversion costs expected to be incurred related to the Bloomington, Minnesota property re-branding under the Sheraton brand affiliation and (iii) $1,079 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a decision is expected soon. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a

$7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and “re-determined” fair market value to be $8.572 million, plus interest. The determination of fair market value was not properly before the trial court, and the trial court failed to address the issue of adjustments to account for Meridien’s holdover, contrary to the direction given by the appellate court. The Company intends to challenge the trial court’s judgment on appeal.

On April 22, 2005, the Company filed suit against Meridien in Delaware state court alleging certain defaults, including non-payment of rent and other breaches in connection with the transition at the New Orleans hotel. That matter has not yet been set for trial.

In 2002 the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The Company believes, however, it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. The contingent lease termination expense was, therefore, net of the holdover rent the Company believes it is entitled to for both properties. In 2003, the Company adjusted this liability by additional holdover rent of $827 that it believes it is entitled to for the Dallas property. These amounts were recorded as other income in the Company’s December 31, 2003 consolidated financial statements. The contingent lease termination expense recognized cumulatively since 2002 is comprised of (dollars in thousands):

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Quarter Ended June 30, 2005	Cumulative Expense Recognized as of June 30, 2005
Estimated arbitration “award”	$5,749	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	4,960
Holdover rent	(4,844)	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$4,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $0.9 million due to litigation timeline changes in order to conclude this matter. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1.0 million in legal fees. As a result, the net contingent lease termination liability has a balance of approximately $2.0 million as of June 30, 2005, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense.

Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations.

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

The Company initiated a lawsuit against Marriott Hotel Services, Inc. in the Supreme Court of the State of New York, County of New York, in connection with Marriott’s implementation of certain expenditures without the Company’s approval at the LaGuardia Airport Marriott. The Company alleged breach of contract and breach of fiduciary duty by Marriott Hotel Services, Inc., among other claims. The trial court recently dismissed the Company’s claims before receiving any evidence, and the Company plans to appeal the court’s decision.

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

8. Shareholders’ Equity

Common Shares of Beneficial Interest

On January 1, 2005, the Company re-purchased 32,867 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued these 32,867 treasury shares in connection with (i) compensation to the Board of Trustees and (ii) issuance of restricted common shares of beneficial interest to the Company’s executive officers.

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

On April 15, 2005, the Company declared monthly distributions to shareholders of the Company and partners of the Operating Partnership, in the amount of $0.08 per common share of beneficial interest/unit of limited partnership interest for each of the months of April, May and June 2005.

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

On May 13, 2005, the Company paid its April 2005 monthly distribution of $0.08 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of April 29, 2005.

On June 15, 2005, the Company paid its May 2005 monthly distribution of $0.08 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of May 31, 2005.

During the three months ended June 30, 2005, trustees, executives and employees of the Company exercised 19,333 options to purchase common shares of beneficial interest. These common shares were issued under the 1998 share option and incentive plan.

Treasury Shares

Treasury shares are accounted for under the cost method. During the quarter ended March 31, 2005, the Company re-purchased 32,867 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and acquired 1,082 common shares of beneficial interest related to the forfeiture of restricted shares by employees leaving the Company. The Company re-issued 33,949 treasury shares in connection with (i) restricted shares granted to executives in January 2005 and (ii) executives and employees exercising stock options.

During the quarter ended June 30, 2005, the Company received 1,915 common shares of beneficial interest related to the forfeiture of restricted shares by employees leaving the Company. The Company re-issued 1,915 treasury shares in connection with executives and employees exercising stock options.

At June 30, 2005, there were no common shares of beneficial interest in treasury.

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

Operating Partnership Units

On May 10, 2005, 80,000 units of limited partnership interest were converted to common shares.

As of June 30, 2005 and December 31, 2004, the Operating Partnership had 303,090 and 383,090 units outstanding, respectively, representing a 1.0% and 1.3% partnership interest held by the limited partners, respectively.

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

On April 21, 2005, the shareholders approved an amendment to the Company’s 1998 Share Option and Incentive Plan to increase the available shares under the plan by 900,000 shares. At June 30, 2005 and December 31, 2004, there were 1,129,880 and 272,306 common shares, respectively, available for future grant under the 1998 share option and incentive plan.

10. Financial Instruments: Derivatives and Hedging

The Company uses interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore, fixes the mortgage interest rate at 3.56%. As of June 30, 2005, there was $1,177 in unrealized gains included in accumulated other comprehensive income, a component of shareholders’ equity. The hedge is effective in offsetting the variable cash flows; therefore, no gain or loss was realized in earnings during the three and six months ended June 30, 2005.

The following table summarizes the notional value and fair value of the Company’s derivative financial instrument. The notional value at June 30, 2005 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At June 30, 2005:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value June 30, 2005
Swap-Cash Flow	$57,000	2.555%	2/9/07	$1,177

At June 30, 2005, the derivative instrument was reported at its fair value of $1,177 and is included in prepaid expenses and other assets in the accompanying consolidated financial statements.

11. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
General and administrative	$7,559	$6,463	$14,123	$11,662
Sales and marketing	5,717	4,801	10,808	9,086
Repairs and maintenance	3,585	2,889	7,093	5,373
Utilities and insurance	3,194	2,434	6,248	4,879
Management and incentive fees	4,222	2,680	7,147	4,234
Other expenses	481	1,038	969	1,838

Total other indirect expenses	24,758	20,305	46,388	37,072
Other indirect hotel operating expenses related to discontinued operations	(2,371)	(3,303)	(4,232)	(6,068)

Total other indirect expenses related to continuing operations	$22,387	$17,002	$42,156	$31,004

As of June 30, 2005, LHL leases the following 19 hotels owned by the Company:

• Seaview Resort and Spa	• Lansdowne Resort

• LaGuardia Airport Marriott	• Westin City Center Dallas

• Harborside Hyatt Conference Center & Hotel	• Hotel George

• Hotel Viking	• Indianapolis Marriott Downtown

• Topaz Hotel	• Hilton Alexandria Old Town

• Hotel Rouge	• Chaminade Resort and Conference Center

• Hotel Madera	• Hilton San Diego Gaslamp Quarter

• Hotel Helix	• Grafton on Sunset

• Holiday Inn on the Hill	• Onyx Hotel

• Sheraton Bloomington Hotel Minneapolis South

The two remaining hotels, in which the Company owns an interest, excluding the joint venture that owns the Chicago Marriott Downtown, are leased directly to affiliates of the current third-party hotel operators of those respective hotels.

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott has the right to avoid termination by making payment of approximately $2,394 within 60 days of notification, which Marriott may recoup in the event certain future operating performance thresholds are attained. On April 28, 2005, Marriott International made a payment of approximately $2,394 to avoid termination. This amount was recorded as a deferred liability and is included in accounts payable and accrued expenses on the accompanying balance sheet.

12. Income Taxes

For the six months ended June 30, 2005, income tax expense of $26 is comprised of a state and local tax expense of $1,012 on the Operating Partnership income, and federal, state and local tax benefit of $986 on LHL’s loss of $2,614 before income tax benefit.

The components of the LHL income tax expense (benefit) were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Federal
Current	$—	$—	$—	$—
Deferred	1,250	988	(772)	(1,200)

State & local
Current	1	49	54	48
Deferred	434	343	(268)	(417)

Total income tax expense(benefit)	$1,685	$1,380	$(986)	$(1,569)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Computed “Expected” federal tax expense (benefit) (at 34.5%)	$1,365	$1,095	$(902)	$(1,390)
State income taxes expense (benefit), net of federal income tax effect	278	271	(129)	(233)
Other, net	42	14	45	54

Income tax expense (benefit)	$1,685	$1,380	$(986)	$(1,569)

For the three and six months ended June 30, 2005, LHL recorded an income tax expense of $1,685 and an income tax benefit of $986, respectively, that is included in the accompanying consolidated financial statements. The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of June 30, 2005, the Company had a deferred tax asset of $15,539 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. Reversal of deferred tax asset in the subsequent year cannot be reasonably estimated.

13. Earnings Per Common Share

The computation of basic and diluted earnings per common share is presented in the table below. Outstanding common limited partnership units in the Operating Partnership held by third-party limited partners (which units are redeemable for cash or, at the Company’s election, common shares in the Company) have been excluded from the diluted earnings per share calculation. Including these units would not affect the per share amounts in the table because the limited partners’ share of net income (minority interest) has been subtracted from the net income amounts used below and would then need to be added back to net income.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss) applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$8,392	$4,601	$6,815	$(645)
Discontinued operations	1,892	2,498	525	1,557

Net income applicable to common shareholders before dividends paid on unvested restricted shares	10,284	7,099	7,340	912
Dividends paid on unvested restricted shares	(48)	(55)	(96)	(108)

Net income applicable to common shareholders, after dividends paid on unvested restricted shares	$10,236	$7,044	$7,244	$804

Denominator:
Weighted average number of common shares - basic	29,822,566	26,395,156	29,767,699	25,220,929
Effect of dilutive securities:
Unvested restricted shares	198,445	257,156	193,550	259,631
Common stock options	266,677	264,781	284,124	369,752

Weighted average number of common shares - diluted	30,287,688	26,917,093	30,245,373	25,850,312

Basic Earnings Per Common Share:
Net income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.28	$0.17	$0.23	$(0.03)
Discontinued operations	0.06	0.10	0.01	0.06

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.34	$0.27	$0.24	$0.03

Diluted Earnings Per Common Share:
Net income (loss) applicable to common shareholders before discontinued operations	$0.28	$0.17	$0.23	$(0.02)
Discontinued operations	0.06	0.09	0.01	0.06

Net income applicable to common shareholders	$0.34	$0.26	$0.24	$0.04

14. Comprehensive Income

For the six months ended June 30, 2005, the change in accumulated other comprehensive income was $212. As of June 30, 2005 and December 31, 2004, the Company’s accumulated other comprehensive income was $1,177 and $965, respectively. The change in accumulated other comprehensive income was entirely due to the Company’s unrealized gains on its interest rate derivative. For the three and six months ended June 30, 2005, the Company reclassified $72 and $76 of accumulated other comprehensive income to earnings as an offset to interest expense. Within the next twelve months the Company expects to reclassify $701 of the amount held in accumulated other comprehensive income to earnings as an offset to interest expense.

15.	Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2005	2004
Interest paid, net of capitalized interest	$9,392	$6,600

Interest capitalized	$769	309

Income taxes paid	$1,113	513

Distributions payable (common shares)	$2,429	1,991

Distributions payable (preferred shares)	$3,133	3,133

Issuance of common shares for board of trustees compensation	$7	30

Repurchase of common shares (treasury)	$(1,046)	$(10,641)

Issuance of common shares from treasury	$1,046	$10,641

Issuance of common shares upon conversion of operating partnership units	$2,480	$—

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$139,360	$165,268
Other assets	385	822
Liabilities	(322)	(2,323)

Acquisition of hotel properties	$139,423	$163,767

16.	Pro Forma Financial Information

The following condensed pro forma financial information is presented as if the Indianapolis Marriott Downtown, Hilton Alexandria Old Town, Chaminade Resort and Conference Center, Hilton San Diego Gaslamp Quarter, Grafton on Sunset and Onyx Hotel acquisitions had been consummated and leased as of January 1, 2004.

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and the hotels had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Total revenues	$91,359	$81,860	$162,691	$146,743

Net income applicable to common shareholders of beneficial interest	$10,180	$8,286	$6,914	$1,472

Net income applicable to common shareholders of beneficial interest per weighted average common share
basic (after dividends paid on unvested restricted shares)	$0.34	$0.31	$0.23	$0.06
diluted	$0.34	$0.31	$0.23	$0.06

Weighted average number of common shares outstanding
basic	29,822,566	26,395,156	29,767,699	25,220,929
diluted	30,287,688	26,917,093	30,245,373	25,850,312

17.	Subsequent Events

On July 8, 2005, 80,000 units of limited partnership interest were converted to common shares.

On July 15, 2005, the Company declared monthly distributions to shareholders of the Company and partners of the operating partnership, in the amount of $0.10 per common shares of beneficial interest/unit for each of the months of July, August and September 2005.

On July 15, 2005, the Company paid its June 2005 monthly distribution of $0.08 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of June 30, 2005.

On July 15, 2005, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended June 30, 2005 to preferred shareholders of record at the close of business on July 1, 2005.

On July 15, 2005, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended June 30, 2005 to preferred shareholders of record at the close of business on July 1, 2005.

On July 18, 2005, the Company posted an $8.6 million surety bond, which was secured by $8.6 million of restricted cash. The Company posted this bond in furtherance of its suspensive appeal from the June 9, 2005 court judgment with respect to the New Orleans hotel (see Note 8).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 of this report.

Forward-Looking Statements

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Forward-looking statements in this report include, among others, statements about the Company’s business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets, expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital), and anticipated outcomes and consequences of pending litigation. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to,

(i) the Company’s dependence on third-party managers of its hotels, including its inability to implement strategic business decisions directly, (ii) risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs, actual or threatened terrorist attacks and downturns in general and local economic conditions, (iii) the availability and terms of financing and capital and the general volatility of securities markets, (iv) risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws, (v) interest rate increases, (vi) the possible failure of the Company to qualify as a REIT and the risk of changes in laws affecting REITs, (vii) the possibility of uninsured losses, and (viii) the risk factors discussed in the Company’s Annual Report on Form 10-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

The Company intends to acquire upscale, full-service hotels in convention, resort and major urban business markets where the Company perceives strong demand growth or significant barriers to entry. The Company measures hotels performance by evaluating financial metrics such as unleveraged internal rates of return, room revenue per available room (“RevPAR”), funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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

The second quarter of 2005 was a very good quarter for the economy, the travel industry, the lodging business, and Lasalle Hotel Properties. The lodging business continues to recover from the depths of the last recession and pre- and post-war impacts. Demand from business travelers continues to be robust, driven by particular strength in business transient travel. Group business is also recovering, with the second quarter again showing healthy, yet modest growth in group business activity. In addition to the strength coming from business travelers, leisure travel has also remained healthy.

For the second quarter of 2005, we had net income of $10.3 million, or $0.34 per diluted share. FFO was $20.8 million, or $0.68 per diluted share/unit and EBITDA was $32.2 million. RevPAR was $130.77. We consider RevPAR and EBITDA to be key measures of the individual hotels’ performance. RevPAR for the total portfolio increased 11.7% for the second quarter of 2005. The RevPAR increase is attributable to an Average Daily Rate (“ADR”) increase of 8.7% to $173.40, while occupancy improved by 2.7% to 75.4%. EBITDA at the corporate level increased 24.1% due to an increase in revenues from the purchases of several hotels in 2004 and 2005. At the hotel level, EBITDA increased 16.3% due to higher ADR and occupancy. Additionally, second quarter EBITDA margin across the Company’s portfolio was 32.3% representing a 197 basis points improvement over the same period in 2004.

Please refer to “—Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income, a GAAP measurement.

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

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (19 hotels), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $20.4 million, from $64.5 million in 2004 to $84.9 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$5.3 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$4.1 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$2.9 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$1.5 million increase from the Grafton on Sunset, which was purchased in January 2005; and

•	$0.8 million increase from the Onyx Hotel, which was purchased in May 2005.

The remaining change is an increase of $5.8 million, or 9.0%, and is attributable to increases in RevPAR, and associated food & beverage and other revenue for our other properties leased to LHL. The increase in RevPAR was primarily attributable an increase in ADR of 8.7%.

Industry travel levels improved in the second quarter from continued relatively strong leisure demand and significant increases in demand from business travelers. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth this quarter, with respect to the Company’s hotels occupancies were up an average of 2.7% in the quarter. With demand improving during 2005 the industry is experiencing an opportunity to raise prices. However, both the leisure traveler and the business traveler, group and transient, continue to be price sensitive, utilizing an aggressive negotiation posture and internet sites to shop for the lowest rates. Additionally, the business is more competitive now because transient guests tend to book their rooms closer to their time of stay than in the past, and transient rooms get priced lower than they otherwise would have. Despite these rate challenges, the Company’s hotels experienced ADR increases during the second quarter, especially at its urban and convention hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) increased $0.6 million from $4.9 million in 2004 to $5.5 million in 2005. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. This increase is due to a $0.6 million increase from the San Diego Paradise Point due to a 12.6% increase in RevPar in 2005.

Hotel operating expenses

Hotel operating expenses increased approximately $12 million from $42.1 million in 2004 to $54.1 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$3.2 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$2.8 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$1.5 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$0.8 million increase from the Grafton on Sunset, which was purchased in January 2005; and

•	$0.5 million increase from the Onyx Hotel, which was purchased in May 2005.

The remaining change is an increase of $3.2 million, or 7.6%, and is a result of higher occupancies at the hotels as well as above inflation increases in payroll and related employee costs and benefits, sales and marketing, insurance and energy costs.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $1.0 million from $9.0 million in 2004 to $10.0 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.6 million from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$0.3 million from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$0.2 million from the Grafton on Sunset, which was purchased in January 2005; and

•	$0.1 million from the Chaminade Resort and Conference Center, which was purchased in November 2004.

This was offset slightly by the net of the decrease as a result of asset retirements and the increase as a result of assets being placed in service.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $0.5 million from $3.6 million in 2004 to $4.1 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.3 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$0.1 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004; and

•	$0.1 million increase from the Grafton on Sunset, which was purchased in 2005.

The remaining real estate taxes, personal property taxes, insurance and ground rent remained approximately the same for the second quarter 2005 compared to the second quarter 2004 with the decline in insurance offset by an increase in real estate taxes and ground rent expense.

General and administrative expenses

General and administrative expense increased approximately $0.5 million from $2.0 million in 2004 to $2.5 million in 2005 primarily as a result of increases in payroll related expenses, audit fees, office rent, legal fees and other professional fees.

Interest expense

Interest expense increased by approximately $1.4 million from $3.8 million in 2004 to $5.2 million in 2005 due to an increase in the Company’s weighted average debt outstanding and an increase in the weighted average interest rate partly offset by an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $300.6 million in 2004 to $382.8 million in 2005, which includes increases from (i) a secured loan financing on the Hilton Alexandria Old Town in August 2004 of $34.4 million, (ii) additional borrowings to purchase the Chaminade Resort and Conference Center in November 2004, (iii) additional borrowings to purchase the Hilton San Diego Gaslamp Quarter in January 2005, (iv) additional borrowings to purchase the Grafton on Sunset in January 2005, and (iv) additional borrowings under the Company’s bank facility to finance other capital improvements during 2005, offset by (i) an $8.0 million and $18.8 million paydown on the LHL Credit facility and the Company’s bank facility, respectively, with proceeds from the sale of Omaha Marriott on September 15, 2004, (ii) a $54.9 million net paydown on the Company’s bank facility with proceeds from the November 2004 common stock offering, and (iii) additional pay downs on the Company’s bank facility with operating cash flows. The Company’s weighted average interest rate related to continuing operations increased from 4.3% in 2004 to 4.8% in 2005. Capitalized interest increased by approximately $0.2 million from $0.2 million in 2004 to $0.4 million in 2005, primarily due to 2005 capital expenditures related to the Lansdowne Resort development project.

Income taxes

Income tax expense increased approximately $1.1 million from $1.6 million in 2004 to $2.7 million for the three months ended June 30, 2005. For the three months ended June 30, 2005, the REIT incurred state and local income tax expense of approximately $1.0 million. LHL’s net income before income tax expense increased by approximately $0.8 million from $3.2 million in 2004 to $4.0 million in 2005. Accordingly, for the three months ended June 30, 2005, LHL recorded federal income tax expense of approximately $1.4 million (using an estimated tax rate of 34.5%) and a state and local tax expense of approximately $0.3 million (using an estimated tax rate of 7.0%, net of the federal income tax effect). The portion of LHL’s income tax benefit relating to the Seaview Resort and Spa has been reclassified to discontinued operations. The following table summarizes the income tax expense (dollars in thousands):

	For the three months ended June 30,
	2005	2004
REIT state and local tax expense	$1,039	$260
LHL federal, state and local tax expense	1,710	1,379

Total tax expense	2,749	1,639

Less: LHL federal, state and local tax expense related to discontinued operations	(178)	(452)

Total tax expense from continuing operations	$2,571	$1,187

As of June 30, 2005, the Company had a deferred tax asset of $15,539 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

Minority interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At June 30, 2005, the aggregate weighted average partnership interest held by the limited partners in the Operating Partnership was approximately 1.19%. The following table summarizes the change in minority interest (dollars in thousands):

	For the three months ended June 30,
	2005	2004
Net income before minority interest	$13,578	$10,404
Weighted average minority interest percentage	1.19%	1.65%

Minority interest	161	172
Less: minority interest related to discontinued operations	(23)	(41)

Total continuing operations minority interest	$138	$131

Discontinued operations

Net income from discontinued operations is a result of the Seaview Resort and Spa being held for sale. Net income from discontinued operations decreased by $0.6 million from $2.5 million to a net income of $1.9 million. The following table summarizes net income from discontinued operations from 2005 and 2004 (dollars in thousands):

	For the three months ended June 30,
	2005	2004
Net lease income from Seaview property	$1,665	$1,270
Net operating income from Seaview property	428	748
Net lease income from Omaha property	—	630
Net operating income from Omaha property	—	343
Minority interest related to Seaview property	(23)	(28)
Minority interest related to Omaha property	—	(13)
Income tax expense related to Seaview property	(178)	(310)
Income tax expense related to Omaha property	—	(142)

Net income from discontinued operations	$1,892	$2,498

Distributions to preferred shareholders

Distributions to preferred shareholders were $3.1 million for the three months ended June 30, 2005 and 2004.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (19 hotels), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $41.8 million, from $108.8 million in 2004 to $150.6 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$9.7 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$7.5 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$6.3 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$4.7 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$2.7 million increase from the Grafton on Sunset, which was purchased in January 2005; and

•	$0.8 million increase from the Onyx Hotel, which was purchased in May 2005.

The remaining change is an increase of $10.1 million, or 9.3%, and is attributable to increases in RevPAR, and associated food & beverage and other revenue for our other properties leased to LHL. The increase in RevPAR was primarily attributable an increase in ADR of 8.9%.

Overall, travel levels improved in the first and second quarters, when the industry benefited from continued relatively strong leisure demand and significant increases in demand from business travelers. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth, with respect to the Company’s hotels occupancies were up an average of 2.1% year to date. With demand improving during 2005, continuing to reflect an industry recovery, the industry is experiencing an opportunity to raise prices. However, both the leisure traveler and the business traveler, group and transient, continue to be price sensitive, utilizing an aggressive negotiation posture and internet sites to shop for the lowest rates. Additionally, the business is more competitive now because transient guests tend to book their rooms closer to their time of stay than in the past, and transient rooms get priced lower than they otherwise would have. Despite these rate challenges the Company’s hotels experienced ADR increases during the year, especially at its urban and convention hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) increased $1.0 million from $8.4 million in 2004 to $9.4 million in 2005. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. This increase is due to a $1.0 million increase from the San Diego Paradise Point due to a 13.2% increase in RevPar in 2005.

Hotel operating expenses

Hotel operating expenses increased approximately $26.2 million from $76.1 million in 2004 to $102.3 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$6.5 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$5.0 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$3.6 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$3.5 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$1.4 million increase from the Grafton on Sunset, which was purchased in January 2005; and

•	$0.5 million increase from the Onyx Hotel, which was purchased in May 2005.

The remaining change is an increase of $5.7 million, or 7.5%, and is a result of higher occupancies at the hotels as well as inflation in payroll and related employee costs and benefits, sales and marketing, insurance and energy costs.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $3.0 million from $17.3 million in 2004 to $20.3 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.2 million from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$0.8 million from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$0.5 million from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$0.3 million from the Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$0.3 million from the Grafton on Sunset, which was purchased in January 2005; and

•	$0.1 million from the Onyx Hotel, which was purchased in May 2005.

This was offset slightly by the net of the decrease as a result of asset retirements and the increase as a result of assets being placed in service.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $1.4 million from $6.8 million in 2004 to $8.2 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.6 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$0.2 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$0.2 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$0.2 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004; and

•	$0.2 million increase from the Grafton on Sunset, which was also purchased in January 2005.

In addition, the real estate taxes, personal property taxes, insurance and ground rent expenses for the three months ended March 31, 2004 included a $0.1 million tax assessment reduction refund for the New Orleans Grande Hotel, which was sold in April 2003.

The remaining real estate taxes, personal property taxes, insurance and ground rent remained approximately the same for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 with the decline in insurance offset by an increase in real estate taxes and ground rent expense.

General and administrative expenses

General and administrative expense increased approximately $1.1 million from $4.1 million in 2004 to $5.2 million in 2005 primarily as a result of increases in payroll related expenses, audit fees, legal fees and other professional fees.

Interest expense

Interest expense increased by approximately $2.2 million from $7.6 million in 2004 to $9.8 million in 2005 due to an increase in the Company’s weighted average debt outstanding and an increase in the weighted average interest rate partly offset by an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $288.6 million in 2004 to $366.6 million in 2005, which includes increases from (i) a secured loan financing on the Hilton Alexandria Old Town in August 2004 of $34.4 million, (ii) additional borrowings to purchase the Chaminade Resort and Conference Center in November 2004, (iii) additional borrowings to purchase the Hilton San Diego Gaslamp Quarter in January 2005, (iv) additional borrowings to purchase the Grafton on Sunset in January 2005, and (iv) additional borrowings under the Company’s bank facility to finance other capital improvements during 2005, offset by (i) an $8.0 million and $18.8 million paydown on the LHL Credit facility and the Company’s bank facility, respectively, with proceeds from the sale of Omaha Marriott on September 15, 2004, (ii) a $54.9 million net paydown on the Company’s bank facility with proceeds from the November 2004 common stock offering, and (iii) additional pay downs on the Company’s bank facility with operating cash flows. The Company’s weighted average interest rate related to continuing operations increased from 4.5% in 2004 to 4.7% in 2005. Capitalized interest increased by approximately $0.5 million from $0.3 million in 2004 to $0.8 million in 2005, primarily due to 2005 capital expenditures related to the Lansdowne Resort development project.

Income taxes

Income tax benefit decreased approximately $1.2 million from $1.2 million in 2004 to zero in 2005. For the six months ended June 30, 2005, the REIT incurred state and local income tax expense of approximately $1.1 million. LHL’s net loss before income tax benefit decreased by approximately $0.6 million from $1.6 million in 2004 to $1.0 million in 2005. Accordingly, for the six months ended June 30, 2005, LHL recorded a federal income tax benefit of approximately $0.9 million (using an estimated tax rate of 34.5%) and a state and local tax benefit of approximately $0.1 million (using an estimated tax rate of 7.0%, net of the federal income tax effect). Additionally, LHL recorded estimated tax payments of approximately $0.1 million. The portion of LHL’s income tax benefit relating to the Seaview Resort and Spa has been reclassified to discontinued operations. The following table summarizes the income tax (benefit) expense (dollars in thousands):

	For the six months ended June 30,
	2005	2004
REIT state and local tax expense	$1,123	$328
LHL federal, state and local tax benefit	(1,097)	(1,569)

Total tax expense (benefit)	26	(1,241)

Less: LHL federal, state and local tax (expense) benefit related to discontinued operations	740	451

Total tax expense (benefit) from continuing operations	$766	$(790)

As of June 30, 2005, the Company had a deferred tax asset of $15,539 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

Minority interest

Minority interest in the Operating Partnership represents the limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At June 30, 2005, the aggregate weighted average partnership interest held by the limited partners in the operating partnership was approximately 1.19%. The following table summarizes the change in minority interest (dollars in thousands):

	For the six months ended June 30,
	2005	2004
Net income before minority interest	$13,770	$7,297
Weighted average minority interest percentage	1.19%	1.65%

Minority interest	164	119
Less: minority interest related to discontinued operations	(7)	(26)

Total continuing operations minority interest	$157	$93

Discontinued operations

Net income from discontinued operations is a result of the Seaview Resort and Spa being held for sale and adjustments from the Omaha property sale, which occurred in September 2004. Net income from discontinued operations decreased by $1,032 from $1,557 to a net income of $525. The following table summarizes net income from discontinued operations from 2005 and 2004 (dollars in thousands):

	For the six months ended June 30,
	2005	2004
Net lease income from Seaview property	$1,575	$1,058
Net operating loss from Seaview property	(1,738)	(1,385)
Net lease income from Omaha property	—	1,160
Net operating income (loss) from Omaha property	(45)	299
Minority interest related to Seaview property	(7)	(4)
Minority interest related to Omaha property	—	(22)
Income tax benefit related to Seaview property	721	575
Income tax benefit (expense) related to Omaha property	19	(124)

Net income from discontinued operations	$525	$1,557

Distributions to preferred shareholders

Distributions to preferred shareholders were $6.3 million for both six month periods ended June 30, 2005 and 2004.

Non-GAAP Financial Measures

Funds From Operations

The Company considers the non-GAAP measure of FFO to be a key supplemental measure of the Company’s performance and should be considered along with, but not as an alternative to, net income as a measure of the Company’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider supplemental measurements of performance to be helpful in evaluating a real estate company’s operations. The Company believes that excluding the effect of extraordinary items, real estate-related depreciation and amortization, and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of limited significance in evaluating current performance, can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. However, FFO may not be helpful when comparing the Company to non-REITs.

The White Paper on FFO approved by NAREIT in April 2002 defines FFO as net income or loss (computed in accordance with GAAP), excluding gains and losses from sales of properties and items classified by GAAP as extraordinary, plus real estate-related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.

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

The following is a reconciliation between net income applicable to common shareholders and FFO for the three months and six months ended June 30, 2005 and 2004 (dollars in thousands, except share data):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Funds From Operations (FFO):
Net income applicable to common shareholders	$10,284	$7,099	$7,340	$912
Depreciation	10,217	9,651	21,164	18,783
Equity in depreciation of joint venture	146	262	411	525
Amortization of deferred lease costs	12	12	23	23
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P	138	131	157	93
Minority interest in discontinued operations	23	41	7	26

FFO	$20,820	$17,196	$29,102	$20,362

Weighted average number of common shares and units outstanding:
Basic	30,159,942	26,819,842	30,127,805	25,645,615
Diluted	30,625,064	27,341,779	30,605,480	26,274,998

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

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the three months and six months ended June 30, 2005 and 2004 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$10,284	$7,099	$7,340	$912
Interest	5,213	3,837	9,837	7,638
Equity in interest expense of joint venture	195	114	341	261
Income tax expense (benefit)
Income tax expense (benefit)	2,571	1,187	766	(790)
Income tax expense (benefit) from discontinued operations	178	452	(740)	(451)
Depreciation and other amortization	10,305	9,678	21,269	18,836
Equity in depreciation/amortization of joint venture	169	302	456	593
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P	138	131	157	93
Minority interest in discontinued operations	23	41	7	26
Distributions to preferred shareholders	3,133	3,133	6,266	6,266

EBITDA	$32,209	$25,974	$45,699	$33,384

Off-Balance Sheet Arrangements

The Company is a party to a joint venture arrangement with The Carlyle Group (the Joint Venture), an institutional investor that controls the joint venture that owns the 1,192-room Chicago Marriott Downtown in Chicago, Illinois. The Company owns a non-controlling 9.9% equity interest in the joint venture that owns the Chicago Marriott Downtown. The Company receives an annual preferred return in addition to its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale proceeds based upon the achievement of certain overall investment returns in addition to its pro rata share of net sale or refinancing proceeds. The Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc., in which the Company also owns a non-controlling 9.9% equity interest. The Carlyle Group owns a 90.1% controlling interest in both the joint venture that owns the Chicago Marriott Downtown and Chicago 540 Lessee, Inc. Marriott International, Inc. operates the Chicago Marriott Downtown pursuant to a long-term incentive-based operating agreement. As the controlling owner, The Carlyle Group may elect to dispose of the Chicago Marriott Downtown without the Company’s consent. The Company accounts for its non-controlling 9.9% equity interest in each of the joint venture that owns the Chicago Marriott Downtown and Chicago 540 Lessee, Inc. under the equity method of accounting.

The Joint Venture was subject to two mortgage loans for an aggregate amount of $120.0 million. The mortgage loans had two-year terms, and were due to expire in July 2004. On April 6, 2004, the joint venture refinanced its existing two mortgage loans with a new mortgage loan for an aggregate amount of $140.0 million. Upon refinancing, the Company received approximately $1.8 million in cash representing its prorated share of the proceeds. The new mortgage loan has a two-year term, expires in April 2006, and can be extended at the option of the joint venture for three additional one-year terms. The mortgage bears interest at the London InterBank Offered Rate plus 2.25%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 7.25%, effectively limiting the rate on the mortgage to 9.5%. As of June 30, 2005, the interest rate on this mortgage was 5.5%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures the mortgage. The Company’s pro rata share of the loan is approximately $13.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for this mortgage.

On November 2, 2004, the Joint Venture, obtained a three and a half year commitment for a $5.75 million credit facility to be used for partial funding of costs related to upgrading the hotel’s furniture, fixtures and equipment (“FF&E”). The FF&E credit facility matures on the earlier of i) April 30, 2008, or ii) three years from the date on which the final borrowing is made. The borrower has an option to borrow amounts bearing interest with reference to the base rate or to LIBOR, and portions may be converted from one interest basis to another. Base rate will be the greater of i) the rate established by the lender as a base rate and which is designated by the lender as its U.S. prime rate, or ii) the Federal Funds Rate plus 0.50%. LIBOR rate will be set two business days before the start of an interest period. The Chicago 540 Hotel Venture purchased a cap on London InterBank Offered Rate capping the London InterBank Offered Rate at 7.5%. Interest expense for the three months and six months ended June 30, 2005 was $0.1 million and $0.1 million, respectively. Consistent with our ownership interest, the Company is guaranteeing 9.9% of the credit facility. The Company’s maximum exposure under the FF&E facility is $0.6 million, and the guarantee will expire at the maturity of the credit facility. In the event of default, any outstanding principal and accrued interest will be due and payable. As of June 30, 2005 and December 31, 2004, there was $5.58 million and no outstanding borrowings under the FF&E credit facility, respectively.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $15.2 million at June 30, 2005. Four of the operating agreements require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. As of June 30, 2005, $7.1 million was available in restricted cash reserves for future capital expenditures. Seventeen of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of June 30, 2005, the total amount obligated for future capital expenditures but not set aside in restricted cash reserves was $8.1 million. Amounts will be recorded as incurred. As of June 30, 2005, purchase orders and letters of commitment totaling approximately $15.3 million have been issued for renovations at the hotels. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of hotel operating cash flow distributed by LHL and the Operating Partnership’s cash flow from the participating leases. The Company’s senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions. There are currently no other contractual or other arrangements limiting payment of distributions by the Operating Partnership. Similarly, LHL is a wholly owned subsidiary of the Operating Partnership. Payments to the Operating Partnership are required pursuant to the terms of the lease agreements between LHL and the Operating Partnership relating to the properties owned by the Operating Partnership and leased by LHL. Except for the security deposits required under the participating leases for the two hotels not leased by LHL, the lessees’ obligations under the participating leases are unsecured and the lessees’ abilities to make rent payments to the Operating Partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, are dependent on the lessees’ abilities to generate sufficient cash flow from the operations of the hotels.

Debt at June 30, 2005 and December 31, 2004, consists of the following (in thousands):

	Interest Rate at June 30, 2005
				Balance Outstanding at
Debt			Maturity Date	June 30, 2005	December 31, 2004
Credit Facilities
Senior Unsecured Credit Facility	Floating		June 2008	$70,000	$—
LHL Unsecured Credit Facility	Floating		June 2008	12,229	—

Massport Bonds
Harborside Hyatt Conference Center & Hotel (b)	3.11	% (a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (b)	2.40	% (a)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage debt
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%		July 2009	42,214	42,665
Le Montrose Suite Hotel	8.08%		July 2010	13,948	14,049
San Diego Paradise Point Resort	6.93%		February 2009	17,506	17,686
San Diego Paradise Point Resort	4.61%		February 2009	45,711	46,180
Indianapolis Marriott Downtown	3.56	% (c)	February 2007	57,000	57,000
Hilton Alexandria Old Town	4.98%		September 2009	33,884	34,230
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	—

Total mortgage debt				269,863	211,810

Total Debt (d)				$394,592	$254,310

(a)	Variable interest rate based on a weekly floating rate. The Company also incurs a 2% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007. The GE Capital letters of credit are secured by the Harborside Hyatt and a $6.0 million letter of credit from the Company.
(c)	Variable interest rate of LIBOR plus 1%. The Company has entered into a three-year fixed interest rate swap that fixes the LIBOR rate at 2.56% and therefore, fixes the mortgage interest rate at 3.56%.
(d)	Mortgage debt does not include the Company’s 9.9% share ($13,860) of the $140.0 million debt of the joint venture which is secured by the Chicago Marriott Downtown or the Company’s share ($553) of the Chicago Marriott line of credit facility which had a balance of $5.6 million at June 30, 2005.

We incurred interest costs of $5.2 million and $9.8 million in the three and six months ending June 30, 2005, respectively, and $3.8 million and $7.6 million in the three and six months ending June 30, 2004, respectively. Included in interest costs are amortization of deferred financing fees of $0.6 million and $1.2 million for the three months and six months ended June 30, 2005, respectively, and $0.6 million and $1.1 million for the three months and six months ended June 30, 2004, respectively. Interest was capitalized in the amount of $0.4 million and $0.8 million for the three and six months ending June 30, 2005, respectively, and $0.2 million and $0.3 million in the three and six months ending June 30, 2004, respectively. Interest paid was $5.6 million and $9.4 million in the three and six months ending June 30, 2005, respectively, and $3.5 million and $6.6 million for the three and six months ending June 30, 2004, respectively.

Credit Facilities

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million. On June 9, 2005, the Company amended the credit facility to extend the bank facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) ninety percent of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2005, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three months and six months ended June 30, 2005, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 5.1% and 4.9%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2005. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $119 and $257 for the three months and six months, respectively. At June 30, 2005 and December 31, 2004, the Company had $70,000 and zero, respectively, of outstanding borrowings under the senior unsecured bank facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the bank facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the three months and six months ended June 30, 2005 was 4.9% and 4.7%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of approximately $3 and $7 for the three months and six months ended June 30, 2005, respectively. At June 30, 2005 and December 31, 2004, the Company had $12,229 and zero, respectively, of outstanding borrowings under LHL credit facility.

At June 30, 2005, the Company had approximately $9.1 million of cash and cash equivalents and approximately $8.7 million of restricted cash reserves.

Net cash provided by operating activities was approximately $28.5 million for the six months ended June 30, 2005, primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $169.0 million for the six months ended June 30, 2005, primarily due to the purchases of the Hilton San Diego Gaslamp Quarter, the Grafton on Sunset, and the Onyx, outflows for improvements and additions at the hotels and funding of restricted cash reserves.

Net cash provided by financing activities was approximately $117.6 million for the six months ended June 30, 2005, comprised primarily of net borrowings from the senior unsecured bank facility and proceeds from the Gaslamp mortgage note payable offset by common and preferred dividend payments.

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

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a detailed discussion of the Reserve Funds.

The joint venture operating agreement requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and, therefore, the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

The following is a summary of the Company’s obligations and commitments (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Contractual Obligations		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans	$333,012	$17,918	$162,668	$89,832	$62,594
Ground rent	101,222	2,625	7,875	5,250	85,472
Massport bonds	44,427	1,156	43,271	—	—
Purchase commitments (1)
Purchase orders and letters of commitment	21,213	21,213	—	—	—

Total contractual obligations	499,874	42,912	213,814	95,082	148,066

Commercial Commitments
Borrowings under credit facilities	94,760	4,177	90,583	—	—

Dividends on Preferred Shares
Dividends payable on preferred shares (2)	27,811	12,532	15,279	—	—

Total contractual obligations, commercial commitments and dividends on preferred shares excluding off-balance sheet arrangements	$622,445	$59,621	$319,676	$95,082	$148,066

Off-Balance Sheet Obligation
Mortgage loans - CIGNA
Chicago Hotel Venture	16,756	772	15,984	—	—
Chicago Hotel Venture -FF&E LOC Guarantee	537	208	329	—	—

Total obligations and commitments	$639,738	$60,601	$335,989	$95,082	$148,066

(1)	As of June 30, 2005, purchase orders and letters of commitment totaling approximately $21.2 million had been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire.
(2)	The class A and Class B preferred stock are redeemable at the option of the company for $25.00 per share after the respective optional redemption date. The future obligations include future dividends on preferred stock through the optional redemption date.

The Hotels

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott has the right to avoid termination by making payment of approximately $2,394 within 60 days of notification, which Marriott may recoup in the event certain future operating performance thresholds are attained. On April 28, 2005, Marriott International made a payment of approximately $2,934 to avoid termination. This amount was recorded as a deferred liability and is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet.

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three months and six months ended June 30, 2005 and 2004, respectively. ADR is calculated as the quotient of room revenue divided by the number of rooms sold, and RevPAR is calculated as the product of occupancy and ADR.

	For the three months ended June 30,			For the six months ended June 30,
	2005	2004	Variance	2005	2004	Variance
Total Portfolio
Occupancy	75.4%	73.4%	2.7%	69.8%	68.4%	2.1%
ADR	$173.40	$159.52	8.7%	$163.86	$150.50	8.9%
RevPAR	$130.77	$117.12	11.7%	$114.43	$102.93	11.2%

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

Seasonality

The hotels’ operations historically have been seasonal. The hotels maintain higher occupancy rates during the second and third quarters. The Seaview Resort and Spa and Lansdowne Resort generate a portion of their revenues from golf-related business and, as a result, have revenues that fluctuate according to the season and the weather. These seasonality patterns can be expected to cause fluctuations in the Company’s quarterly lease revenue under the participating leases with third-party lessees and hotel operating revenue from LHL.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a decision is expected soon. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and “re-determined” fair market value to be $8.572 million, plus interest. The determination of fair market value was not properly before the trial court, and the trial court failed to address the issue of adjustments to account for Meridien’s holdover, contrary to the direction given by the appellate court. The Company intends to challenge the trial court’s judgment on appeal.

On April 22, 2005, the Company filed suit against Meridien in Delaware state court alleging certain defaults, including non-payment of rent and other breaches in connection with the transition at the New Orleans hotel. That matter has not yet been set for trial.

In 2002 the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The Company believes, however, it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. The contingent lease termination expense was, therefore, net of the holdover rent the Company believes it is entitled to for both properties. In 2003, the Company adjusted this liability by additional holdover rent of $827 that it believes it is entitled to for the Dallas property. These amounts were recorded as other income in the Company’s December 31, 2003 consolidated financial statements. The contingent lease termination expense recognized cumulatively since 2002 is comprised of (dollars in thousands):

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Quarter Ended June 30, 2005	Cumulative Expense Recognized as of June 30, 2005
Estimated arbitration “award”	$5,749	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	4,960
Holdover rent	(4,844)	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$4,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes in order to conclude this matter. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1,000 in legal fees. As a result, the net contingent lease termination liability has a balance of approximately $2.0 million as of June 30, 2005, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations.

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

The Company initiated a lawsuit against Marriott Hotel Services, Inc. in the Supreme Court of the State of New York, County of New York, in connection with Marriott’s implementation of certain expenditures without the Company’s approval at the LaGuardia Airport Marriott. The Company alleged breach of contract and breach of fiduciary duty, among other claims. The trial court recently dismissed the Company’s claims before receiving any evidence, and the Company plans to appeal the court’s decision.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of June 30, 2005, approximately $139.1 million of the Company’s aggregate indebtedness (34.0% of total indebtedness), including the Company’s $14.4 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel, was subject to variable interest rates.

If market rates of interest on our variable long-term debt increase by .25%, the increase in interest expense on our variable long-term debt would decrease future earnings and cash flows by approximately $0.2 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decreased by .25%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $0.2 million annually. This assumes that the amount outstanding under our variable rate debt remains at $139.1 million, the balance at June 30, 2005.

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2005. There were no changes to the Company’s internal controls over financial reporting during the second quarter ended June 30, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

The Company and the Operating Partnership, are subject to claims and actions in the ordinary course and, from time to time, to other litigation, including the Meredien litigation described elsewhere in this report. Some of these matters are expected to be covered by insurance. The ultimate resolution of these matters, in the opinion of the Company, is not expected to have a material adverse effect on the financial position, operations or liquidity of the Company and the Operating Partnership.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 21, 2005, the Company held its Annual Meeting of Shareholders. The matters on which the shareholders voted, in person or by proxy were:

(i)	for the election of three Class I trustees of the Company to serve until the 2008 Annual Meeting of Shareholders and until their successors are duly elected and qualified;

(ii)	the ratification of the appointment of the Company’s independent registered public accountants for the year ending December 31, 2005;

(iii)	the approval of an amendment to the Company’s 1998 Share Option and Incentive Plan, as amended

The two nominees were elected, the ratification of the appointment of the independent registered public accountants and the amendment to the Share Option and Incentive Plan, as amended, were approved. The results of the voting were as follows:

Election of Trustees:

Trustee	Votes For	Votes Against	Votes Withheld
Jon E. Bortz	27,934,525	0	618,941
Donald A. Washburn	27,598,679	0	954,787

Ratification of Appointment of Independent Registered Public Accountants:

Votes For	Votes Against	Votes Withheld
27,492,597	1,046,115	14,753

Amendment of 1998 Share Option and Incentive Plan, as Amended:

Votes For	Votes Against	Votes Withheld	Non-Votes
24,371,232	1,993,949	50,744	2,137,541

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number	Description of Exhibit
10.1	Amended and Restated Senior Unsecured Credit Agreement entered into on June 9, 2005 among Bank of Montreal, Bank of America, N.A., the other lenders named therein and LaSalle Hotel Operating Partnership, L.P.[1]

10.2	Guaranty and Contribution Agreement made as of June 9, 2005 by Lasalle Hotel Properties and certain of its subsidiaries. [1]

10.3	Environmental Indemnification Agreement made as if June 9, 2005 by LaSalle Hotel Operating Partnership, L.P., Lasalle Hotel Properties. [1]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on June 9, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: July 20, 2005	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)