Form 10-Q
period 2005-09-30
LASALLE HOTEL PROPERTIES
filed 2005-10-19
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at October 19, 2005
Common Shares of Beneficial Interest ($0.01 par value)	32,603,844

10 1/4 % Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	3,991,900

8 3/8 % Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000

7 1/2 % Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000

PART I. Financial Information

Item 1. Financial Statements.

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets:
Investment in hotel properties, net	$1,236,565	$739,733
Property under development	5,614	32,508
Investment in joint venture (Note 2)	1,165	1,341
Cash and cash equivalents	1,420	32,102
Restricted cash reserves (Note 7)	21,334	7,430
Rent receivable	5,161	1,527
Hotel receivables (net of allowance for doubtful accounts of approximately $462 and $255, respectively)	23,449	8,227
Deferred financing costs, net	4,964	4,283
Deferred tax asset	15,822	14,500
Prepaid expenses and other assets	27,981	17,945

Total assets	$1,343,475	$859,596

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 6)	$64,241	$—
Bonds payable (Note 6)	42,500	42,500
Mortgage loans (Note 6)	478,974	211,810
Accounts payable and accrued expenses	51,099	35,338
Advance deposits	5,988	4,423
Accrued interest	941	1,181
Distributions payable	6,790	5,554
Liabilities of assets sold (Note 4)	—	162

Total liabilities	650,533	300,968

Minority interest of common units in LaSalle Hotel Operating Partnership, L.P	2,624	4,554
Minority interest of preferred units in LaSalle Hotel Operating Partnership, L.P	59,030	—

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, 10 1/4% Series A - 3,991,900 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively (Note 8)	40	40
8 3/8% Series B - 1,100,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively (Note 8)	11	11
7 1/2 % Series D - 3,170,000 and 0 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively (Note 8)	32	—
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized and 30,318,726 and 29,880,047 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively (Note 8)	303	299
Additional paid-in capital, including offering costs of $34,219 and $31,853 at September 30, 2005 and December 31, 2004, respectively	709,758	617,742
Deferred compensation	(2,688)	(2,332)
Accumulated other comprehensive income (Note 14)	1,425	965
Distributions in excess of retained earnings	(77,593)	(62,651)

Total shareholders’ equity	631,288	554,074

Total liabilities and shareholders’ equity	$1,343,475	$859,596

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Hotel operating revenues:
Room revenue	$63,683	$44,590	$163,242	$115,463
Food and beverage revenue	29,125	23,323	80,246	63,101
Other operating department revenue	9,375	6,918	21,963	17,436

Total hotel operating revenues	102,183	74,831	265,451	196,000
Participating lease revenue	8,097	7,135	17,511	15,562
Other income	191	18	807	110

Total revenues	110,471	81,984	283,769	211,672

Expenses:
Hotel operating expenses:
Room	14,538	10,750	38,770	28,755
Food and beverage	20,069	15,954	55,177	43,618
Other direct	4,872	3,762	12,781	10,193
Other indirect (Note 11)	28,582	20,003	74,925	54,765

Total hotel operating expenses	68,061	50,469	181,653	137,331

Depreciation and other amortization	12,430	9,977	33,699	28,700
Real estate taxes, personal property taxes and insurance	4,137	2,980	11,088	8,723
Ground rent (Note 7)	1,255	1,111	3,024	2,713
General and administrative	2,911	2,238	8,171	6,351
Lease termination expenses	—	850	1,000	850
Other expenses	17	7	188	590

Total operating expenses	88,811	67,632	238,823	185,258

Operating income	21,660	14,352	44,946	26,414
Interest income	224	64	429	223
Interest expense	(6,569)	(3,928)	(16,405)	(11,566)

Income before income tax benefit (expense), minority interest, equity in earnings of unconsolidated entities and discontinued operations	15,315	10,488	28,970	15,071
Income tax benefit (expense) (Note 12)	27	(558)	(18)	807

Income before minority interest, equity in earnings of unconsolidated entities and discontinued operations	15,342	9,930	28,952	15,878
Minority interest of common units in LaSalle Hotel Operating Partnership, L.P	(120)	(158)	(284)	(256)
Minority interest of preferred units in LaSalle Hotel Operating Partnership, L.P	(355)	—	(355)	—

Income before equity in earnings of unconsolidated entities and discontinued operations	14,867	9,772	28,313	15,622
Equity in earnings of unconsolidated entities (Note 2)	275	221	461	235

Income before discontinued operations	15,142	9,993	28,774	15,857
Discontinued operations (Note 4):
Income (loss) from operations of property disposed of, including gain on disposal of assets	—	3,286	(45)	4,745
Minority interest, net of tax	—	(51)	—	(72)
Income tax benefit (expense) (Note 12)	—	(56)	19	(180)

Net income (loss) from discontinued operations	—	3,179	(26)	4,493
Net income	15,142	13,172	28,748	20,350
Distributions to preferred shareholders	(3,744)	(3,133)	(10,010)	(9,399)

Net income applicable to common shareholders	$11,398	$10,039	$18,738	$10,951

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Earnings per Common Share - Basic:
Income applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.38	$0.25	$0.62	$0.24
Discontinued operations	—	0.11	—	0.17

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.38	$0.36	$0.62	$0.41

Earnings per Common Share - Diluted:
Income applicable to common shareholders before discontinued operations	$0.37	$0.24	$0.62	$0.24
Discontinued operations	—	0.11	—	0.17

Net income applicable to common shareholders	$0.37	$0.35	$0.62	$0.41

Weighted average number of common shares outstanding:
Basic	30,022,302	27,805,183	29,853,499	26,087,859
Diluted	30,492,289	28,351,296	30,329,567	26,714,754

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the nine months ended Sept 30,
	2005	2004
Cash flows from operating activities:
Net income	$28,748	$20,350
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	33,699	28,813
Amortization of deferred financing costs	1,876	1,657
Minority interest of common units in LaSalle Hotel Operating Partnership, L.P.	284	328
Gain on sale of property disposed of	—	(2,643)
Gain on extinguishment of debt	—	(70)
Gain on disposition of minority interest in other partnerships	—	(10)
Income tax expense (benefit)	(1)	(627)
Deferred compensation	899	936
Equity in earnings of unconsolidated entities	(461)	(235)
Changes in assets and liabilities:
Rent receivable	(3,634)	(1,115)
Hotel receivables	(9,938)	(4,654)
Deferred tax asset	(1,321)	(468)
Prepaid expenses and other assets	(7,438)	(10,778)
Accounts payable and accrued expenses	9,818	4,643
Advance deposits	703	553
Accrued interest	(240)	(195)

Net cash flow provided by operating activities	52,994	36,485

Cash flows from investing activities:
Improvements and additions to hotel properties	(35,759)	(22,578)
Acquisition of hotel properties	(199,439)	(163,767)
Distributions from joint venture	638	2,454
Purchase of office furniture and equipment	(68)	(84)
Funding of restricted cash reserves	(16,130)	(7,211)
Proceeds from restricted cash reserves	2,226	21,545
Proceeds from sale of investment in hotel property	—	28,596

Net cash flow used in investing activities	(248,532)	(141,045)

Cash flows from financing activities:
Borrowings under credit facilities	277,156	240,153
Repayments under credit facilities	(212,915)	(236,783)
Proceeds from mortgage loans	59,600	91,400
Repayments of mortgage loans	(2,436)	(63,977)
Mortgage loan premium	—	(1,945)
Payment of deferred financing costs	(2,557)	(1,561)
Proceeds from exercise of stock options	2,736	11,999
Proceeds from issuance of common shares	—	62,400
Proceeds from issuance of preferred shares	79,250	—
Payment of common offering costs	(167)	(978)
Payment of preferred offering costs	(2,314)	—
Purchase of treasury shares	(1,046)	—
Distributions-preferred shares	(9,399)	(9,399)
Distributions-common shares	(23,052)	(17,260)

Net cash flow provided by financing activities	164,856	74,049

Net change in cash and cash equivalents	(30,682)	(30,511)
Cash and cash equivalents, beginning of period	32,102	34,761

Cash and cash equivalents, end of period	$1,420	$4,250

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

As of September 30, 2005, the Company owned interests in 23 hotels with approximately 7,600 suites/rooms located in 10 states and the District of Columbia. The Company owns 100% equity interests in 22 of the hotels and a non-controlling 9.9% equity interest in a joint venture that owns one hotel. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) base rent or (ii) participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 20 of the hotels are leased to the Company’s taxable REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 11). Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. The hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a non-controlling 9.9% equity interest (see Note 2).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned approximately 99.5% of the common units of the Operating Partnership at September 30, 2005. At September 30, 2005, the remaining 0.5% was held by other limited partners who held 143,090 common limited partnership units. Limited partnership units are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

On November 2, 2004, the Chicago 540 Hotel Venture, in which the Company has a non-controlling 9.9% ownership interest, obtained a three and a half year commitment for a $5,750 credit facility to be used for partial funding of costs related to upgrading the hotel’s furniture, fixtures and equipment (“FF&E”). The Chicago 540 Hotel Venture purchased a cap on London InterBank Offered Rate capping the London InterBank Offered Rate at 7.5%. Interest expense for the three and nine months ended September 30, 2005 was $83 and $222, respectively. Consistent with our ownership interest, the Company is guaranteeing 9.9% of the credit facility. As of September 30, 2005, the Company’s maximum exposure under the FF&E facility is $509, and the guarantee will expire at the maturity of the credit facility. In the event of default, any outstanding principal and accrued interest will be due and payable. As of September 30, 2005 and December 31, 2004, there was $5,138 and no outstanding borrowings under the FF&E credit facility, respectively.

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 Share Option and Incentive Plan. Accordingly, no compensation costs were recognized for stock options granted to the Company’s employees, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123 prospectively. No options were granted during the nine months ended September 30, 2005 or 2004. Options granted under the 1998 Share Option and Incentive Plan vest over three to four years, therefore the costs related to stock-based compensation for 2005 and 2004 are less than that which would have been recognized if the fair value based method had been applied to all grants since the original effective date of Statement No. 123. Had compensation cost for all of the options granted under the Company’s 1998 Share Option and Incentive Plan been determined in accordance with the method required by Statement No. 123, the Company’s net income and net income per common share for the three and nine months ended September 30, 2005 and 2004, respectively would approximate the actual results.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No, 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first annual reporting period beginning after June 15, 2005. Adoption is not expected to have a material effect on the Company.

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

On January 10, 2005, the Company acquired a 100% interest in the Grafton on Sunset, a 108-room, upscale full-service hotel located in West Hollywood, CA, for $25.5 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Outrigger Lodging Services was selected to manage the property.

On May 18, 2005, the Company acquired a 100% interest in the Onyx Hotel, a 112-room upscale full-service hotel located in historic downtown Boston, MA, for $28.6 million. The source of the funding for the acquisition was the Company’s senior unsecured bank facility. The property is leased to LHL, and Kimpton Hotel and Restaurant Group, LLC was retained to manage the property.

On August 31, 2005, the Company acquired a 100% interest in the Westin Copley Place, a 803-room, urban, upscale full-service hotel located in downtown Boston, MA’s Back Bay neighborhood, for aggregate consideration of $324 million after expenses. The source of the funding for the acquisition was the assumption of a $210 million first mortgage on the property which does not allow for prepayment without penalty prior to May 31, 2015, $59 million in preferred units of the Operating Partnership and the balance with proceeds from the Company’s senior unsecured bank facility. The property is leased to LHL, and Starwood Hotels and Resorts was retained to manage the property. Pursuant to the acquisition of the Westin Copley Place, the Company entered into a Tax Reporting and Protection Agreement (the “Tax Agreement”) with SCG Copley Square LLC (“SCG”). Under the Tax Agreement, the Company is required, among other things, to indemnify SCG (and its affiliates) for certain income tax liabilities that such entities would incur if the Westin Copley Place was transferred by the Company in a taxable transaction or if the Company fails to maintain a certain level of indebtedness with respect to the Westin Copley Place or its operations. The obligations of the Company under the Tax Protection Agreement (i) do not apply in the case of a foreclosure of the Westin Copley Place, if certain specified requirements are met, (ii) are limited to $20,000,000 (although a limitation of $10,000,000 is applicable to certain specified transactions), and (iii) terminate on the earlier of the tenth anniversary of the Company’s acquisition of the Westin Copley Place or January 1, 2016. The Company believes that the likelihood that the Company will be required to pay under this Tax Agreement are remote, and therefore, a liability has not been recorded.

4. Discontinued Operations

Effective May 9, 2005, the Company entered into an exclusive listing agreement for the sale of the Seaview Resort and Spa. The asset was classified as held for sale at that time because the property was being actively marketed and the sale was expected to occur within one year; accordingly, depreciation was suspended. Based on initial pricing expectations, the Company expected to recognize a gain on the sale; therefore, no impairment had been recognized. In September 2005, the Company changed its intent to sell the Seaview Resort and Spa. Though pricing was above the book value of the asset it was below the Company’s target. The Company evaluated the carrying value of the hotel and determined no impairment exists. The Company reclassified the Seaview Resort and Spa as held and used and adjusted for depreciation expense of $1,040 that would have been recognized had the asset been continuously classified as held and used.

Effective January 16, 2004, the Omaha property was classified as held for sale. The asset was sold on September 15, 2004. Net loss from discontinued operations related to the Omaha property for the three months and nine months ended September 30, 2005 was $0 and $26, respectively and resulted from additional post closing adjustments from the sale. The loss from the Omaha property for the nine months ended September 30, 2005 includes an expense of $45 and is partly offset by the tax benefit of $19. For the three months and nine months ended September 30, 2004, total revenues related to the asset of $2,863 and $9,829, respectively, comprised primarily of hotel operating revenues. For the three months and nine months ended September 30, 2004, the net income before income tax expense related to the asset, excluding the gain on the sale, was $592 and $2,030, respectively.

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

6. Long-Term Debt

Debt at September 30, 2005 and December 31, 2004, consists of the following (in thousands):

Debt	Interest Rate at September 30, 2005		Maturity Date	Balance Outstanding at
				September 30, 2005	December 31, 2004
Credit Facilities
Senior Unsecured Credit Facility	Floating		June 2008	$52,500	$—
LHL Unsecured Credit Facility	Floating		June 2008	11,741	—

Massport Bonds
Harborside Hyatt Conference Center & Hotel (b)	Floating	(a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (b)	Floating	(a)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage debt
Indianapolis Marriott Downtown	3.56	%(c)	February 2007	57,000	57,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%		July 2009	41,981	42,665
San Diego Paradise Point Resort	6.93%		February 2009	17,385	17,686
San Diego Paradise Point Resort	4.61%		February 2009	45,395	46,180
Hilton Alexandria Old Town	4.98%		September 2009	33,713	34,230
Le Montrose Suite Hotel	8.08%		July 2010	13,900	14,049
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	—
Westin Copley Place	5.28%		August 2015	210,000	—

Total mortgage debt				478,974	211,810

Total Debt (d)				$585,715	$254,310

(a)	Variable interest rate based on a weekly floating rate. The interest rate at September 30, 2005 was 3.7% and 2.60% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 2% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007. The GE Capital letters of credit are secured by the Harborside Hyatt and a $6.0 million letter of credit from the Company.
(c)	Variable interest rate of LIBOR plus 1%. The Company has entered into a three-year fixed interest rate swap that fixes the LIBOR rate at 2.56% and therefore, fixes the mortgage interest rate at 3.56%.
(d)	Mortgage debt does not include the Company’s 9.9% share ($13,860) of the $140.0 million debt of the joint venture which is secured by the Chicago Marriott Downtown or the Company’s share ($509) of the Chicago Marriott line of credit facility which had a balance of $5.1 million at September 30, 2005.

The Company incurred interest costs of $6,569 and $16,405 in the three and nine months ending September 30, 2005, respectively and $3,928 and $11,566 in the three and nine months ending September 30, 2004, respectively. Included in interest costs are amortization of deferred financing fees of $649 and $1,876 for the three months and nine months ended September 30, 2005, respectively, and $590 and $1,657 for the three months and nine months ended September 30, 2004, respectively. Interest was capitalized in the amount of $326 and $1,096 for the three and nine months ending September 30, 2005, respectively and $187 and $496 in the three and nine months ending September 30, 2004, respectively. Interest paid was $6,477 and $15,865 in the three and nine months ending September 30, 2005, respectively and $3,503 and $10,104 for the three and nine months ending September 30, 2004, respectively.

Credit Facilities

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million. On June 9, 2005 the Company amended the credit facility to extend the bank facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) ninety percent of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. As of September 30, 2005, the Company was in compliance with the financial covenants and was not otherwise in default under the credit facility. Borrowings under the senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three months and nine months ended September 30, 2005, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 5.1% and 5.0%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2005. The Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $113 and $369 for the three months and nine months ended September 30, 2005, respectively. At September 30, 2005, and December 31, 2004, the Company had $52,500 and zero, respectively, of outstanding borrowings under the senior unsecured bank facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the bank facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the three months and nine months ended September 30, 2005 was 5.1% and 4.8%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of approximately $5 and $12 for the three months and nine months ended September 30, 2005, respectively. At September 30, 2005 and December 31, 2004, the Company had $11,741 and zero, respectively, of outstanding borrowings under LHL credit facility.

Mortgage Loans

On June 8, 2005, the Company entered into a $59.6 million seven-year mortgage loan that is secured by the Hilton San Diego Gaslamp Quarter. The mortgage loan matures on June 1, 2012 and does not allow for prepayment without penalty prior to February 1, 2012. The mortgage loan bears interest at a fixed rate of 5.35 percent and requires interest only payments through maturity.

On August 31, 2005, in connection with the acquisition of the Westin Copley Place, the Company assumed a $210.0 million ten-year mortgage secured by the Westin Copley Place. The mortgage loan matures on August 31, 2015, and does not allow for prepayment without penalty prior to May 31, 2015. The mortgage loan bears interest at 5.28% and has monthly interest only payments until maturity. The loan contains cash management and lock-box provisions that allow the lender to direct net income from the hotel to ensure that items such as real estate taxes, insurance and property maintenance are adequately funded.

7. Commitments and Contingencies

Ground and Air Rights Leases

Four of the Company’s hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Sheraton Bloomington Hotel Minneapolis South (the parking lot only) and Indianapolis Marriott Downtown, are subject to ground leases under non-cancelable operating leases expiring from 2016 to June 2099. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa, is subject to a ground lease, which expires on December 31, 2012. Total ground lease expense for the three and nine months ended September 30, 2005 was $1,255 and $3,024, respectively. Total ground lease expense for the three and nine months ended September 30, 2004 was $1,111 and $2,713, respectively.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $17,120 at September 30, 2005. The reserve requirements for four hotels, the hotels operated by Marriott International, Inc., White Lodging Services Corporation and Hyatt Corporation, are contained in certain long-term operating agreements, which require the reserves for the hotels operated by Marriott International, Inc., White Lodging Services Corporation and Hyatt Corporation, to be maintained through furniture, fixtures and equipment restricted cash escrows. These four operating agreements require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. Pursuant to the Company’s mortgage note on the Westin Copley Place, the Company is also required to reserve restricted cash of 4% of the Westin Copley Place’s gross revenues. As of September 30, 2005, $9,105 was available in restricted cash reserves for future capital expenditures for all hotels which require restricted cash escrows. Seventeen of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues, but do not require the funds to be set aside in restricted cash. As of September 30, 2005, the total amount obligated for future capital expenditures, but not set aside in restricted cash reserves was $8,015. Amounts will be recorded as incurred. As of September 30, 2005, purchase orders and letters of commitment totaling approximately $15,331 have been issued for renovations at the hotels. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

The joint venture lease requires that the joint venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the joint venture is not consolidated in the Company’s financial statements and the amount of restricted cash reserves relating to the joint venture is not recorded on the Company’s books and records.

Restricted Cash Reserves

At September 30, 2005, the Company held $21,334 in restricted cash reserves. Included in such amounts are (i) $9,105 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $8,692 as security for a surety bond in furtherance of the Company’s appeal from the June 9, 2005 Court judgment with respect to the New Orleans hotel, (iii) $500 for future renovations and conversion costs expected to be incurred related to the Bloomington, Minnesota property re-branding under the Sheraton brand affiliation and (iv) $3,037 deposited in mortgage escrow accounts pursuant to mortgage obligations to reserve for real estate taxes, insurance and debt service.

Litigation

The Company has engaged Starwood Hotels & Resorts Worldwide, Inc. to manage and operate its Dallas hotel under the Westin brand affiliation. Meridien Hotels, Inc. (“Meridien”) affiliates had been operating the Dallas property as a wrongful holdover tenant, until the Westin brand conversion occurred on July 14, 2003 under court order.

On December 20, 2002, affiliates of Meridien abandoned the Company’s New Orleans hotel. The Company entered into a lease with a wholly-owned subsidiary of LHL and an interim management agreement with Interstate Hotels & Resorts, Inc., and re-named the hotel the New Orleans Grande Hotel. The New Orleans property thereafter was sold on April 21, 2003 for $92,500.

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in July 2005 in the amount of $3,099, plus post-judgment interest. Meridien has filed a post-trial motion, challenging certain aspects of the judgment, and a decision is pending. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5,700, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7,800 surety bond, which was secured by $5,900 of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7,800 surety bond was released and the $5,900 restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and “re-determined” fair market value to be $8,572, plus interest. The Company believes that the determination of fair market value was not properly before the trial court, and the trial court failed to address the issue of adjustments to account for Meridien’s holdover, contrary to the direction given by the appellate court. The Company has noticed an appeal from the trial court’s judgment. On July 18, 2005, the Company posted a $8,633 surety bond, which was secured by $8,692 of restricted cash.

On April 22, 2005, the Company filed suit against Meridien in Delaware state court alleging certain defaults, including non-payment of rent and other breaches in connection with the transition at the New Orleans hotel. Preliminary motions are set to be heard in October 2005. That matter has not yet been set for trial.

In 2002, the Company recognized a net $2,520 contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The Company believes, however, it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. The contingent lease termination expense was, therefore, net of the holdover rent the Company believes it is entitled to for both properties. In 2003, the Company adjusted this liability by additional holdover rent of $827 that it believes it is entitled to for the Dallas property. These amounts were recorded as other income in the Company’s December 31, 2003 consolidated financial statements. The contingent lease termination expense recognized cumulatively since 2002 is comprised of (dollars in thousands):

	Expense Recognized Quarter Ended	Expense Recognized Year Ended	Expense Recognized Quarter Ended	Cumulative Expense Recognized as of
	December 31, 2002	December 31, 2004	June 30, 2005	September 30, 2005
Estimated arbitration “award”	$5,749	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	4,960
Holdover rent	(4,844)	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$4,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes in order to conclude this matter. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1,000 in legal fees. As a result, the net contingent lease termination liability has a balance of approximately $1,962 as of September 30, 2005, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3,300, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations. The judgment entered by the Dallas Court already incorporates a set-off in the amount of $989 attributable to the security deposit for the Dallas property.

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

The Company initiated a lawsuit against Marriott Hotel Services, Inc. in the Supreme Court of the State of New York, County of New York, in connection with Marriott’s implementation of certain expenditures without the Company’s approval at the LaGuardia Airport Marriott. The Company alleged breach of contract and breach of fiduciary duty by Marriott Hotel Services, Inc., among other claims. The trial court recently dismissed the Company’s claims before receiving any evidence, and the Company has appealed from the court’s decision.

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

8. Shareholders’ Equity and Minority Interest

Common Shares of Beneficial Interest

On January 1, 2005, the Company repurchased 32,867 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company reissued these 32,867 treasury shares in connection with (i) compensation to the Board of Trustees and (ii) issuance of restricted common shares of beneficial interest to the Company’s executive officers.

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

On July 15, 2005, the Company declared monthly distributions to shareholders of the Company and on common units of the Operating Partnership, in the amount of $0.10 per common shares of beneficial interest/unit for each of the months of July, August and September 2005.

On July 15, 2005, the Company paid its June 2005 monthly distribution of $0.08 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unit holders of record as of June 30, 2005.

On August 15, the Company paid its July 2005 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unit holders of record as of July 31, 2005.

On September 15, the Company paid its August 2005 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unit holders of record as of August 31, 2005.

During the three months ended September 30, 2005, trustees, executives and employees of the Company exercised 95,333 options to purchase common shares of beneficial interest. These common shares were issued under the 1998 Share Option and Incentive Plan.

Treasury Shares

Treasury shares are accounted for under the cost method. During the quarter ended March 31, 2005, the Company repurchased 32,867 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and acquired 1,082 common shares of beneficial interest related to the forfeiture of restricted shares by employees leaving the Company. The Company reissued 33,949 treasury shares in connection with (i) restricted shares granted to executives in January 2005 and (ii) executives and employees exercising stock options.

During the quarter ended June 30, 2005, the Company received 1,915 common shares of beneficial interest related to the forfeiture of restricted shares by employees leaving the Company. The Company reissued 1,915 treasury shares in connection with executives and employees exercising stock options.

At September 30, 2005, there were no common shares of beneficial interest in treasury.

Preferred Shares

The Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares, and Series D Preferred Shares (collectively, the Preferred Shares) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. There is no difference between the carrying value and the redemption amount of the Preferred Shares. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. Also, the Company may not optionally redeem the Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares or Series D Preferred Shares prior to March 6, 2007, September 30, 2008, January 1, 2021, and August 24, 2010, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT and the Company may redeem the Series C Preferred Units during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. Accordingly, the Preferred Shares will remain outstanding indefinitely unless the Company decides to redeem them.

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

On August 19, 2005, the Company completed an underwritten public offering of 3,000,000 shares of 7 1/2 % Series D Cumulative Redeemable Preferred Shares (the Series D Preferred Shares), par value $0.01 per share (liquidation preference of $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $73,016. The net proceeds were used to repay existing indebtness under the Company’s senior unsecured credit facility. On August 30, 2005, the Company issued an additional 170,000 Series D Preferred Shares pursuant to an overallotment option for approximately $4,138 after deducting underwriting discounts and commissions.

In connection with the Westin Copley Place acquisition, on August 24, 2005, the Company designated 2,450,000 shares of the authorized but unissued preferred shares as 7.25% Series C Cumulative Redeemable Preferred Shares (the Series C Preferred Shares), par value $0.01 per share (liquidation preference of $25.00 per share). As of September 30, 2005, there were no Series C Preferred Shares outstanding.

Operating Partnership Units

On May 10, 2005, 80,000 units of limited partnership interest were converted to common shares.

On both July 8, 2005 and July 29, 2005, 80,000 (for a total of 160,000 units) common units of limited partnership interests in the Operating Partnership were converted to common shares of beneficial interest.

As of September 30, 2005 and December 31, 2004, the Operating Partnership had 143,090 and 383,090 units outstanding, respectively, representing a 0.5% and 1.3% partnership interest held by the limited partners, respectively.

Preferred Operating Partnership Units

On August 31, 2005, 2,348,888 7.25% Series C Preferred Units (the Preferred Units) were issued in connection with the acquisition of the Westin Copley Place. The Preferred Units have no stated maturity date or mandatory redemption. The Preferred Units pay a cumulative, quarterly dividend at a fixed rate and are redeemable for 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25 per share), $.01 par value per share, of the Company or cash at the Company’s election. The Company is not required to set aside funds to redeem the Preferred Units and the Company may not optionally redeem the Preferred Units prior to January 1, 2021, except the Company may redeem the Series C Preferred Units during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified. At September 30, 2005, the face value of the Preferred Units was $58,722 and is recorded on the accompanying balance sheet net of original issuance costs of $47.

9. Share Option and Incentive Plan

On April 21, 2005, the Shareholders approved an amendment to the Company’s 1998 Share Option and Incentive Plan to increase the available shares under the plan by 900,000 shares. See Note 8 for information regarding the grants of restricted common shares of beneficial interest under the 1998 Share Option and Incentive Plan. At September 30, 2005 and December 31, 2004, there were 1,124,015 and 272,306 common shares, respectively, available for future grant under the 1998 Share Option and Incentive Plan.

10. Financial Instruments: Derivatives and Hedging

The Company uses interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore, fixes the mortgage interest rate at 3.56%. As of September 30, 2005, there was $1,425 in unrealized gains included in accumulated other comprehensive income, a component of shareholders’ equity. The hedge is effective in offsetting the variable cash flows; therefore, no gain or loss was realized in earnings during the three and nine months ended September 30, 2005.

The following table summarizes the notional value and fair value of the Company’s derivative financial instrument. The notional value at September 30, 2005 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At September 30, 2005:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value September 30, 2005
Swap-Cash Flow	$57,000	2.555%	2/9/07	$1,425

At September 30, 2005, the derivative instrument was reported at its fair value of $1,425 and is included in prepaid expenses and other assets in the accompanying consolidated financial statements.

11. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
General and administrative	$8,558	$6,423	$22,681	$18,084
Sales and marketing	6,281	4,624	17,090	13,710
Repairs and maintenance	3,847	3,006	10,940	8,380
Utilities and insurance	4,080	2,936	10,327	7,815
Management and incentive fees	4,267	2,844	9,328	7,078
Franchise fees	1,014	703	3,099	1,840
Other expenses	535	398	1,505	1,105

Total other indirect expenses	28,582	20,934	74,970	58,012
Other indirect hotel operating expenses related to discontinued operations	—	(931)	(45)	(3,247)

Total other indirect expenses related to continuing operations	$28,582	$20,003	$74,925	$54,765

As of September 30, 2005, LHL leases the following 20 hotels owned by the Company:

• Seaview Resort and Spa	• Lansdowne Resort

• LaGuardia Airport Marriott	• Westin City Center Dallas

• Harborside Hyatt Conference Center & Hotel	• Hotel George

• Hotel Viking	• Indianapolis Marriott Downtown

• Topaz Hotel	• Hilton Alexandria Old Town

• Hotel Rouge	• Chaminade Resort and Conference Center

• Hotel Madera	• Hilton San Diego Gaslamp Quarter

• Hotel Helix	• Grafton on Sunset

• Holiday Inn on the Hill	• Onyx Hotel

• Sheraton Bloomington Hotel Minneapolis South	• Westin Copley Place

The two remaining hotels, in which the Company owns an interest, excluding the joint venture that owns the Chicago Marriott Downtown, are leased directly to affiliates of the current third-party hotel operators of those respective hotels.

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of approximately $2,394 within 60 days of notification. On April 28, 2005, Marriott International made a payment of approximately $2,394 to avoid termination. Marriott may recoup this amount in the event certain future operating performance thresholds are attained. This amount was recorded as a deferred liability and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

12. Income Taxes

For the nine months ended September 30, 2005, income tax benefit of $1 is comprised of a state and local tax expense of $1,354 on the Operating Partnership’s income, and federal, state and local tax benefit of $1,355 on LHL’s loss of $3,187 before income tax benefit.

The components of the LHL income tax expense (benefit) were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Federal:
Current	$—	$—	$—	$—
Deferred	(235)	434	(1,100)	(910)

State and local:
Current	(48)	36	(32)	85
Deferred	25	88	(223)	(185)

Total income tax expense (benefit)	$(258)	$558	$(1,355)	$(1,010)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Computed “Expected” federal tax (benefit) expense (at 34.5%)	$(235)	$420	$(1,100)	$(969)

State income taxes (benefit) expense, net of federal income tax effect	(23)	121	(255)	(112)

Other, net	—	17	—	71

Income tax expense (benefit)	$(258)	$558	$(1,355)	$(1,010)

For the three and nine months ended September 30, 2005, LHL recorded an income tax benefit of $258 and $1,355, respectively, that is included in the accompanying consolidated financial statements. The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of September 30, 2005, the Company had a deferred tax asset of $15,822 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required. Reversal of deferred tax asset in the subsequent year cannot be reasonably estimated.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net income applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$11,398	$6,860	$18,764	$6,458
Discontinued operations	—	3,179	(26)	4,493

Net income applicable to common shareholders before dividends paid on unvested restricted shares	11,398	10,039	18,738	10,951
Dividends paid on unvested restricted shares	(59)	(61)	(155)	(169)

Net income applicable to common shareholders, after dividends paid on unvested restricted shares	$11,339	$9,978	$18,583	$10,782

Denominator:
Weighted average number of common shares - basic	30,022,302	27,805,183	29,853,499	26,087,859
Effect of dilutive securities:
Unvested restricted shares	197,943	255,473	195,031	258,230
Common stock options	272,044	290,640	281,037	368,665

Weighted average number of common shares - diluted	30,492,289	28,351,296	30,329,567	26,714,754

Basic Earnings Per Common Share:
Net income applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.38	$0.25	$0.62	$0.24
Discontinued operations	—	0.11	—	0.17

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.38	$0.36	$0.62	$0.41

Diluted Earnings Per Common Share:
Net income applicable to common shareholders before discontinued operations	$0.37	$0.24	$0.62	$0.24
Discontinued operations	—	0.11	—	0.17

Net income applicable to common shareholders	$0.37	$0.35	$0.62	$0.41

14. Comprehensive Income

For the nine months ended September 30, 2005, the change in accumulated other comprehensive income was $460. As of September 30, 2005 and December 31, 2004, the Company’s accumulated other comprehensive income was $1,425 and $965, respectively. The change in accumulated other comprehensive income was entirely due to the Company’s unrealized gains on its interest rate derivative. For the three and nine months ended September 30, 2005, the Company reclassified $141 and $218 of accumulated other comprehensive income to earnings as an offset to interest expense. Within the next twelve months the Company expects to reclassify $1,023 of the amount held in accumulated other comprehensive income to earnings as an offset to interest expense.

15. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2005	2004
Interest paid	$15,865	$10,104

Interest capitalized	1,096	496

Income taxes paid, net of refunds	964	404

Distributions payable (common shares)	3,046	2,280

Distributions payable (preferred shares)	3,744	3,133

Issuance of common shares for board of trustees compensation	7	37

Repurchase of common shares (treasury)	(1,121)	(10,641)

Issuance of common shares from treasury	1,121	10,641

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$467,811	$165,268
Assumption of mortgage	(210,000)	—
Issuance of preferred units	(58,722)	—
Other assets	7,422	822
Liabilities	(7,072)	(2,323)

Acquisition of hotel properties	$199,439	$163,767

16. Pro Forma Financial Information

The following condensed pro forma financial information is presented as if the Indianapolis Marriott Downtown, Hilton Alexandria Old Town, Chaminade Resort and Conference Center, Hilton San Diego Gaslamp Quarter, Grafton on Sunset, Onyx Hotel, and Westin Copley Place acquisitions had been consummated and leased as of January 1, 2004.

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and the hotels had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Total revenues	$123,553	$116,288	$339,334	$314,549
Net income applicable to common shareholders of beneficial interest	$9,938	$10,272	$12,089	$7,576
Net income applicable to common shareholders of beneficial interest per weighted average common share
basic (after dividends paid on unvested restricted shares)	$0.33	$0.37	$0.40	$0.29
diluted (after dividends paid on unvested restricted shares)	$0.33	$0.36	$0.40	$0.28
Weighted average number of common shares outstanding
basic	30,022,302	27,805,183	29,853,499	26,087,859
diluted	30,492,289	28,351,296	30,329,567	26,714,754

17. Subsequent Events

On October 7, 2005, the Company completed an underwritten public offering of 2,200,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $74,316. The net proceeds were used to repay existing indebtedness under the Company’s senior credit facility.

On October 14, 2005, the Company declared monthly distributions to shareholders of the Company and on common units of the Operating Partnership, in the amount of $0.10 per common shares of beneficial interest/unit for each of the months of October, November and December 2005.

On October 14, 2005, the Company paid its September 2005 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unit holders of record as of September 30, 2005.

On October 14, 2005, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended September 30, 2005 to preferred shareholders of record at the close of business on October 1, 2005.

On October 14, 2005, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended September 30, 2005 to preferred shareholders of record at the close of business on October 1, 2005.

On October 14, 2005, the Company paid its prorated preferred distribution of $0.15 per Series C Preferred Unit for the quarter ended September 30, 2005 to preferred unitholders of record at the close of business on October 1, 2005.

On October 14, 2005, the Company paid its prorated preferred distribution of $0.19 per Series D Preferred Shares for the quarter ended September 30, 2005 to preferred shareholders of record at the close of business on October 1, 2005.

On October 11, 2005, holders of rights to purchase common shares of beneficial interest exercised 105,000 of those rights. The Company issued 105,000 common shares of beneficial interest; the holders of rights to purchase common shares surrendered some shares in order to pay the exercise price at the time of exercising, and the transaction resulted in 55,457 treasury shares to the Company.

On October 18, 2005, the Company granted 35,575 restricted common shares of beneficial interest to non-executive employees. The restricted shares granted vest over three and four years, starting January 1, 2007. These common shares of beneficial interest were issued under the 1998 Share Option and Incentive Plan.

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

Overview

The Company intends to acquire upscale, full-service hotels in convention, resort and major urban business markets where the Company perceives strong demand growth or significant barriers to entry. The Company measures hotels performance by evaluating financial metrics such as unleveraged internal rates of return, room revenue per available room (“RevPAR”), funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and average cash-on-cash returns.

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

The third quarter of 2005 was a very good quarter for the economy, the travel industry, the lodging business, and LaSalle Hotel Properties. The lodging business continues to recover from the depths of the last recession and pre- and post-war impacts. Demand from business travelers continues to be robust, driven by particular strength in business transient travel. Positive trends in group business also continued in the third quarter, showing healthy, yet modest growth in group business activity. In addition to the strength coming from business travelers, leisure travel has also remained healthy.

For the third quarter of 2005, we had net income of $11.4 million, or $0.37 per diluted share. FFO was $24.1 million, or $0.79 per diluted share/unit and EBITDA was $35.0 million. RevPAR was $138.48. We consider RevPAR and EBITDA to be key measures of the individual hotels’ performance. RevPAR for the total portfolio increased 9.5% for the third quarter of 2005. The RevPAR increase is attributable to an Average Daily Rate (“ADR”) increase of 5.0% to $175.11, while occupancy improved by 4.3% to 79.1%. EBITDA at the corporate level increased 23.7% due to an increase in revenues from the purchases of several hotels in 2004 and 2005 and the performance of its other hotels. At the hotel level, EBITDA increased 11.3% due to higher ADR and occupancy. Additionally, third quarter hotel EBITDA margin across the Company’s portfolio was 31.4% representing a 91 basis point improvement over the same period in 2004.

Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income, a GAAP measurement.

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

Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (20 hotels as of September 30, 2005), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $27.4 million, from $74.8 million in 2004 to $102.2 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$7.7 million increase from the Westin Copley Place, which was purchased in August 2005;

•	$4.8 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$4.7 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$1.6 million increase from the Onyx Hotel, which was purchased in May 2005; and

•	$1.5 million increase from the Grafton on Sunset, which was purchased in January 2005.

The remaining change is an increase of $7.1 million, or 9.5%, and is attributable to increases in RevPAR, and associated food & beverage and other revenue for our other properties leased to LHL. The increase in RevPAR was primarily attributable an increase in ADR of 5.0%.

Industry travel levels improved in the third quarter from continued relatively healthy leisure demand and significant increases in demand from business travelers. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth this quarter, with respect to the Company’s hotels occupancies were up an average of 4.3% in the quarter. With demand improving during 2005, the industry is experiencing an opportunity to raise prices. The Company’s hotels experienced ADR increases during the third quarter, especially at its urban and convention hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) increased $1.0 million from $7.1 million in 2004 to $8.1 million in 2005. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. This increase is a result of a $1.0 million increase from the San Diego Paradise Point due to a 10.5% increase in RevPar in 2005.

Hotel operating expenses

Hotel operating expenses increased approximately $17.6 million from $50.5 million in 2004 to $68.1 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$4.7 million increase from Westin Copley Place, which was purchased in August 2005;

•	$3.6 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$2.6 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$1.0 million increase from the Onyx Hotel, which was purchased in May 2005; and

•	$0.8 million increase from the Grafton on Sunset, which was purchased in January 2005.

The remaining change is an increase of $4.9 million, or 9.7%, and is a result of higher occupancies at the hotels as well as above inflation increases in payroll and related employee costs and benefits, sales and marketing, insurance, energy costs, and operator incentive fees.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $2.4 million from $10.0 million in 2004 to $12.4 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.1 million increase from the Westin Copley Place, which was purchased in August 2005;

•	$0.6 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$0.2 million increase from the Grafton on Sunset, which was purchased in January 2005;

•	$0.1 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004; and

•	$0.1 million increase from the Onyx Hotel; which was purchased in May 2005.

The remaining increase of $0.3 million is a result of the commencement of depreciation on the development costs at Lansdowne and $0.4 million in additional depreciation related to Seaview being reclassified as held and used, offset by the net of the decrease as a result of asset retirements and the increase as a result of asset purchases.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $1.3 million from $4.1 million in 2004 to $5.4 million in 2005. This increase includes amounts that are not comparable year- over-year as follows:

•	$0.4 million increase from the Westin Copley Place, which was purchased in August 2005;

•	$0.3 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$0.1 million increase from the Onyx Hotel, which was purchased in May 2005;

•	$0.1 million increase from the Grafton on Sunset, which was purchased in 2005; and

•	$0.1 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004.

The remaining increase of $0.3 million is a result of increases in real estate taxes and ground rent.

General and administrative expenses

General and administrative expense increased approximately $0.7 million from $2.2 million in 2004 to $2.9 million in 2005 primarily as a result of increases in payroll related expenses, director fees, office rent, and legal fees.

Interest expense

Interest expense increased by approximately $2.7 million from $3.9 million in 2004 to $6.6 million in 2005 due to an increase in the Company’s weighted average debt and an increase in the weighted average interest rate partly offset by an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $290.0 million in 2004 to $470.1 million in 2005, which includes increases from:

•	a secured loan financing on the Hilton Alexandria Old Town in August 2004;

•	additional borrowings to purchase the Chaminade Resort and Conference Center in November 2004;

•	additional borrowings to purchase the Hilton San Diego Gaslamp Quarter in January 2005;

•	additional borrowings to purchase the Grafton on Sunset in January 2005;

•	additional borrowing to purchase the Westin Copley Place;

•	assumption of the mortgage on the Westin Copley Place; and

•	additional borrowings under the Company’s bank facility to finance other capital improvements during 2005.

The above borrowings are offset by paydowns of the line of credit from proceeds from the:

•	sale of Omaha Marriott on September 15, 2004;

•	November 2004 common stock offering;

•	August 24, 2005 Preferred Stock offering; and

•	pay downs on the Company’s bank facility with operating cash flows.

The Company’s weighted average interest rate related to continuing operations increased from 4.5% in 2004 to 4.9% in 2005. Capitalized interest increased by approximately $0.1 million from $0.2 million in 2004 to $0.3 million in 2005, primarily due to 2005 capital expenditures related to the Lansdowne Resort development project.

Income taxes

Income tax expense decreased approximately $641 from $614 in 2004 to $27 income tax benefit for the three months ended September 30, 2005. For the three months ended September 30, 2005, the REIT incurred state and local income tax expense of approximately $231. LHL’s net income before income tax expense decreased by approximately $1,940 from $1,258 in 2004 to $682 net loss in 2005. Accordingly, for the three months ended September 30, 2005, LHL recorded federal income tax benefit of approximately $235 (using an estimated tax rate of 34.5%) and a state and local tax benefit of approximately $23 (using an estimated tax rate of 7.0%, net of the federal income tax effect). The portion of LHL’s income tax expense relating to Omaha has been reclassified to discontinued operations. The following table summarizes the income tax expense (dollars in thousands):

	For the three months ended September 30,
	2005	2004
REIT state and local tax expense	$231	$56
LHL federal, state and local tax (benefit) expense	(258)	558

Total tax (benefit) expense	(27)	614

Less: LHL federal, state and local tax expense related to discontinued operations	0	(56)

Total tax (benefit) expense from continuing operations	$(27)	$558

As of September 30, 2005, the Company had a deferred tax asset of $15,822 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the operating partnership represents the limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At September 30, 2005, the aggregate weighted average partnership interest held by the limited partners in the Operating Partnership was approximately 0.57%.

Minority interest of preferred units in the Operating Partnership represents distributions to Series C Preferred Unit holders. The increase in minority interest of preferred units in the Operating Partnership from zero in 2004 to $0.4 million in 2005 was due to the units being issued in August of 2005.

Discontinued operations

The following table summarizes net income from discontinued operations from 2005 and 2004 (dollars in thousands):

	For the three months ended September 30,
	2005	2004
Net lease income from Omaha property	—	508
Net operating income from Omaha property	—	135
Gain on sale of Omaha property	—	2,643
Minority interest related to Omaha property	—	(51)
Income tax expense related to Omaha property	—	(56)

Net income from discontinued operations	$—	$3,179

Distributions to preferred shareholders

Distributions to preferred shareholders increased $0.6 million, from $3.1 million in 2004 to $3.7 million in 2005 due to distributions on the Series D Preferred Shares, which were issued on August 24, 2005.

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (20 hotels as of September 30, 2005), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $69.5 million, from $196.0 million in 2004 to $265.5 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$14.5 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$12.3 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$7.7 million increase from the Westin Copley Place, which was purchased in August 2005;

•	$6.6 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$5.0 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$4.2 million increase from the Grafton on Sunset, which was purchased in January 2005; and

•	$2.4 million increase from the Onyx Hotel, which was purchased in May 2005.

The remaining change is an increase of $16.8 million, or 8.6%, and is attributable to increases in RevPAR, and associated food & beverage and other revenue for our other properties leased to LHL. The increase in RevPAR was primarily attributable an increase in ADR of 10.5%.

Overall, travel levels improved in the first three quarters of 2005, when the industry benefited from continued relatively strong leisure demand and significant increases in demand from business travelers. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth, with occupancies up an average of 2.9% for our portfolio. With demand improving during 2005, continuing to reflect an industry recovery, the industry is experiencing an opportunity to raise prices. The Company’s hotels experienced ADR increases during the first three quarters of 2005, especially at its urban and convention hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) increased $1.9 million from $15.6 million in 2004 to $17.5 million in 2005. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. This increase is due to a $1.9 million increase from the San Diego Paradise Point due to a 12.0% increase in RevPar in 2005.

Hotel operating expenses

Hotel operating expenses increased approximately $44.4 million from $137.3 million in 2004 to $181.7 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$10.0 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$7.6 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$4.7 million increase from the Westin Copley Place, which was purchased in August 2005;

•	$3.8 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$3.8 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$2.2 million increase from the Grafton on Sunset, which was purchased in January 2005; and

•	$1.6 million increase from the Onyx Hotel, which was purchased in May 2005.

The remaining change is an increase of $10.7 million, or 8.0%, and is a result of higher occupancies at the hotels as well as inflation in payroll and related employee costs and benefits, sales and marketing, insurance, energy costs, and operator incentive management fees.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $5.0 million from $28.7 million in 2004 to $33.7 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.8 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$1.1 million increase from the Westin Copley Place, which was purchased in August 2005;

•	$0.9 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$0.5 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$0.5 million increase from the Grafton on Sunset, which was purchased in January 2005;

•	$0.4 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004; and

•	$0.2 million increase from the Onyx Hotel, which was purchased in May 2005.

This was offset slightly by the net of the decrease as a result of asset retirements and the increase as a result of assets being placed in service.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $2.7 million from $11.4 million in 2004 to $14.1 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.9 million increase from the Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$0.4 million increase from the Westin Copley Place, which was purchased in August 2005;

•	$0.3 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$0.3 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$0.3 million increase from the Grafton on Sunset, which was also purchased in January 2005;

•	$0.2 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004; and

•	$0.1 million increase from the Onyx Hotel, which was purchased in May 2005.

The remaining increase of $0.2 million is a result of increase in ground rent expense.

General and administrative expenses

General and administrative expense increased approximately $1.8 million from $6.4 million in 2004 to $8.2 million in 2005 primarily as a result of increases in payroll related expenses, director fees, and legal fees.

Interest expense

Interest expense increased by approximately $4.8 million from $11.6 million in 2004 to $16.4 million in 2005 due to an increase in the Company’s weighted average debt outstanding and an increase in the weighted average interest rate partly offset by an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $289.0 million in 2004 to $401.5 million in 2005, which includes increases from:

•	a secured loan financing on the Hilton Alexandria Old Town in August 2004;

•	additional borrowings to purchase the Chaminade Resort and Conference Center in November 2004;

•	additional borrowings to purchase the Hilton San Diego Gaslamp Quarter in January 2005;

•	additional borrowings to purchase the Grafton on Sunset in January 2005;

•	additional borrowing to purchase the Westin Copley Place;

•	assumption of the mortgage on Westin Copley Place; and

•	additional borrowings under the Company’s bank facility to finance other capital improvements during 2005.

The above borrowings are offset by paydowns of the line of credit from proceeds from the:

•	sale of Omaha Marriott on September 15, 2004;

•	November 2004 common stock offering;

•	August 24, 2005 Preferred Stock offering; and

•	pay downs on the Company’s bank facility with operating cash flows.

The Company’s weighted average interest rate related to continuing operations increased from 4.5% in 2004 to 4.8% in 2005. Capitalized interest increased by approximately $0.6 million from $0.5 million in 2004 to $1.1 million in 2005, primarily due to 2005 capital expenditures related to the Lansdowne Resort development project.

Income taxes

Income tax benefit decreased approximately $0.6 million from a $0.6 million benefit in 2004 to zero in 2005. For the nine months ended September 30, 2005, the REIT incurred state and local income tax expense of approximately $1.4 million. LHL’s net loss before income tax benefit increased by approximately $0.6 million from $2.6 million in 2004 to $3.2 million in 2005. Accordingly, for the nine months ended September 30, 2005, LHL recorded a federal income tax benefit of approximately $1.1 million (using an estimated tax rate of 34.5%) and a state and local tax benefit of approximately $0.3 million (using an estimated tax rate of 7.0%, net of the federal income tax effect). The portion of LHL’s income tax expense relating to the Omaha has been reclassified to discontinued operations. The following table summarizes the income tax (benefit) expense (dollars in thousands):

	For the nine months ended September 30,
	2005	2004
REIT state and local tax expense	$1,354	$383
LHL federal, state and local tax benefit	(1,355)	(1,010)

Total tax benefit	(1)	(627)

Less: LHL federal, state and local tax benefit (expense) related to discontinued operations	19	(180)

Total tax expense (benefit) from continuing operations	$18	$(807)

As of September 30, 2005, the Company had a deferred tax asset of $15.8 million primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2024 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the Operating Partnership represents the limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At September 30, 2005, the aggregate weighted average partnership interest held by the limited partners in the operating partnership was approximately 0.98%. The following table summarizes the change in minority interest (dollars in thousands):

	For the nine months ended September 30,
	2005	2004
Net income before minority interest	$29,032	$20,678
Weighted average minority interest percentage	0.98%	1.58%

Minority interest	284	328
Less: minority interest related to discontinued operations	—	(72)

Total continuing operations minority interest	$284	$256

Minority interest of preferred units in the Operating Partnership represents distributions to Series C Preferred Unit holders. The increase in minority interest of preferred units in the Operating Partnership from zero in 2004 to $0.4 million in 2005 was due to the units being issued in August of 2005.

Discontinued operations

Net income from discontinued operations is a result of the adjustments from the Omaha property sale, which occurred in September 2004. Net income from discontinued operations decreased by $4.5 million from $4.5 million to zero. The following table summarizes net income from discontinued operations from 2005 and 2004 (dollars in thousands):

	For the nine months ended September 30,
	2005	2004
Net lease income from Omaha property	—	1,668
Net operating income (loss) from Omaha property	(45)	434
Gain on sale of Omaha property	—	2,643
Minority interest related to Omaha property	—	(72)
Income tax benefit (expense) related to Omaha property	19	(180)

Net income from discontinued operations	$(26)	$4,493

Distributions to preferred shareholders

Distributions to preferred shareholders increased $0.6 million, from $9.4 million in 2004 to $10.0 million in 2005 due to distributions on the Series D Preferred Shares which were issued on August 24, 2005.

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

The following is a reconciliation between net income applicable to common shareholders and FFO for the three months and nine months ended September 30, 2005 and 2004 (dollars in thousands, except share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Funds From Operations (FFO):
Net income applicable to common shareholders	$11,398	$10,039	$18,738	$10,951
Depreciation	12,375	9,949	33,539	28,732
Equity in depreciation of joint venture	202	265	613	790
Amortization of deferred lease costs	13	11	36	34
Minority interest:
Minority interest of common units in LaSalle Hotel Operating Partnership, L.P.	120	158	284	256
Minority interest in discontinued operations	—	51	—	72
Net gain on sale of property disposed of	—	(2,643)	—	(2,643)

FFO	$24,108	$17,830	$53,210	$38,192

Weighted average number of common shares and common units outstanding:
Basic	30,195,827	28,223,539	30,150,728	26,510,419
Diluted	30,665,814	28,769,652	30,626,796	27,137,314

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

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the three months and nine months ended September 30, 2005 and 2004 (dollars in thousands, except share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$11,398	$10,039	$18,738	$10,951
Interest	6,569	3,928	16,405	11,566
Equity in interest expense of joint venture	215	130	556	391
Income tax benefit:
Income tax expense (benefit)	(27)	558	18	(807)
Income tax expense (benefit) from discontinued operations	—	56	(19)	180
Depreciation and other amortization	12,430	9,977	33,699	28,813
Equity in depreciation/amortization of joint venture	224	286	680	879
Minority interest:
Minority interest of common units in LaSalle Hotel Operating Partnership, L.P.	120	158	284	256
Minority interest of preferred units in LaSalle Hotel Operating Partnership, L.P.	355	—	355	—
Minority interest in discontinued operations	—	51	—	72
Distributions to preferred shareholders	3,744	3,133	10,010	9,399

EBITDA	$35,028	$28,316	$80,726	$61,700

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

The Joint Venture was subject to two mortgage loans for an aggregate amount of $120.0 million. The mortgage loans had two-year terms, and were due to expire in July 2004. On April 6, 2004, the joint venture refinanced its existing two mortgage loans with a new mortgage loan for an aggregate amount of $140.0 million. Upon refinancing, the Company received approximately $1.8 million in cash representing its prorated share of the proceeds. The new mortgage loan has a two-year term, expires in April 2006, and can be extended at the option of the joint venture for three additional one-year terms. The mortgage bears interest at the London InterBank Offered Rate plus 2.25%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 7.25%, effectively limiting the rate on the mortgage to 9.5%. As of September 30, 2005, the interest rate on this mortgage was 5.9%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures the mortgage. The Company’s pro rata share of the loan is approximately $13.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for this mortgage.

On November 2, 2004, the Joint Venture, obtained a three and a half year commitment for a $5.75 million credit facility to be used for partial funding of costs related to upgrading the hotel’s furniture, fixtures and equipment (“FF&E”). The FF&E credit facility matures on the earlier of i) April 30, 2008, or ii) three years from the date on which the final borrowing is made. The borrower has an option to borrow amounts bearing interest with reference to the base rate or to LIBOR, and portions may be converted from one interest basis to another. Base rate will be the greater of i) the rate established by the lender as a base rate and which is designated by the lender as its U.S. prime rate, or ii) the Federal Funds Rate plus 0.50%. LIBOR rate will be set two business days before the start of an interest period. The Chicago 540 Hotel Venture purchased a cap on London InterBank Offered Rate capping the London InterBank Offered Rate at 7.5%. Interest expense for the three months and nine months ended September 30, 2005 was $0.1 million and $0.2 million, respectively. Consistent with our ownership interest, the Company is guaranteeing 9.9% of the credit facility. The Company’s maximum exposure under the FF&E facility is $0.5 million, and the guarantee will expire at the maturity of the credit facility. In the event of default, any outstanding principal and accrued interest will be due and payable. As of September 30, 2005 and December 31, 2004, there was $5.14 million and no outstanding borrowings under the FF&E credit facility, respectively.

Pursuant to the acquisition of the Westin Copley Place, the Company entered into a Tax Reporting and Protection Agreement (the “Tax Agreement”) with SCG Copley Square LLC (“SCG”). Under the Tax Agreement, the Company is required, among other things, to indemnify SCG (and its affiliates) for certain income tax liabilities that such entities would incur if the Westin Copley Place was transferred by the Company in a taxable transaction or if the Company fails to maintain a certain level of indebtedness with respect to the Westin Copley Place or its operations. The obligations of the Company under the Tax Protection Agreement (i) do not apply in the case of a foreclosure of the Westin Copley Place, if certain specified requirements are met, (ii) are limited to $20.0 million (although a limitation of $10.0 million is applicable to certain specified transactions), and (iii) terminate on the earlier of the tenth anniversary of the Company’s acquisition of the Westin Copley Place or January 1, 2016. The Company believes that the likelihood that the Company will be required to pay under this Tax Agreement are remote, and therefore, a liability has not been recorded.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. The Company’s aggregate obligation under the reserve funds was approximately $17.1 million at September 30, 2005. The reserve requirement for four hotels, the hotels operated by Marriott International, Inc., White Lodging Services Corporation and Hyatt Corporation, are contained in certain long-term operation agreements, which require the reserves for the hotels operated by Mariott International, Inc., White Lodging Services Corporation and Hyatt Corporation, to be maintained through furniture, fixtures and equipment restricted cash escrows. These four operating agreements require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. Pursuant to the Company’s mortgage note on the Westin Copley Place, the Company is also required to reserve restricted cash of 4% of the Westin Copley Place’s gross revenues. As of September 30, 2005, $9.1 million was available in restricted cash reserves for future capital expenditures for all hotels which require restricted cash escrows. Seventeen of the operating agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues, but do not require the funds to be set aside in restricted cash. As of September 30, 2005, the total amount obligated for future capital expenditures, but not set aside in restricted cash reserves was $8.0 million. Amounts will be recorded as incurred. As of September 30, 2005, purchase orders and letters of commitment totaling approximately $15.3 million have been issued for renovations at the hotels. Any unexpended amounts will remain the property of the Company upon termination of the operating agreements.

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

Debt at September 30, 2005 and December 31, 2004, consists of the following (in thousands):

Debt	Interest Rate at September 30, 2005		Maturity Date	Balance Outstanding at
				September 30, 2005	December 31, 2004
Credit Facilities
Senior Unsecured Credit Facility	Floating		June 2008	$52,500	$—
LHL Unsecured Credit Facility	Floating		June 2008	11,741	—

Massport Bonds
Harborside Hyatt Conference Center & Hotel (b)	Floating	(a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (b)	Floating	(a)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage debt
Indianapolis Marriott Downtown	3.56	%(c)	February 2007	57,000	57,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%		July 2009	41,981	42,665
San Diego Paradise Point Resort	6.93%		February 2009	17,385	17,686
San Diego Paradise Point Resort	4.61%		February 2009	45,395	46,180
Hilton Alexandria Old Town	4.98%		September 2009	33,713	34,230
Le Montrose Suite Hotel	8.08%		July 2010	13,900	14,049
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	—
Westin Copley Place	5.28%		August 2015	210,000	—

Total mortgage debt				478,974	211,810

Total Debt (d)				$585,715	$254,310

(a)	Variable interest rate based on a weekly floating rate. The interest rate at September 30, 2005 was 3.7% and 2.6% for the $5,400 and 37,100 bonds, respectively. The Company also incurs a 2% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007. The GE Capital letters of credit are secured by the Harborside Hyatt and a $6.0 million letter of credit from the Company.
(c)	Variable interest rate of LIBOR plus 1%. The Company has entered into a three-year fixed interest rate swap that fixes the LIBOR rate at 2.56% and therefore, fixes the mortgage interest rate at 3.56%.
(d)	Mortgage debt does not include the Company’s 9.9% share ($13,860) of the $140.0 million debt of the joint venture which is secured by the Chicago Marriott Downtown or the Company’s share ($509) of the Chicago Marriott line of credit facility which had a balance of $5.1 million at September 30, 2005.

We incurred interest costs of $6.6 million and $16.4 million in the three and nine months ending September 30, 2005, respectively and $3.9 million and $11.6 million in the three and nine months ending September 30, 2004, respectively. Included in interest costs are amortization of deferred financing fees of $0.6 million and $1.9 million for the three months and nine months ended September 30, 2005, respectively, and $0.6 million and $1.7 million for the three months and nine months ended September 30, 2004, respectively. Interest was capitalized in the amount of $0.3 million and $1.1 million for the three and nine months ending September 30, 2005, respectively and $0.2 million and $0.5 million in the three and nine months ending September 30, 2004, respectively. Interest paid was $6.5 million and $15.9 million in the three and nine months ending September 30, 2005, respectively and $3.5 million and $10.1 million for the three and nine months ending September 30, 2004, respectively.

Credit Facilities

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million. On June 9, 2005, the Company amended the credit facility to extend the bank facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) ninety percent of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2005, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three months and nine months ended September 30, 2005, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 5.1% and 5.0%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2005. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $113 and $369 for the three months and nine months, respectively. At September 30, 2005 and December 31, 2004, the Company had $52,500 and zero, respectively, of outstanding borrowings under the senior unsecured bank facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the bank facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the three months and nine months ended September 30, 2005 was 5.1% and 4.8%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of approximately $5 and $12 for the three months and nine months ended September 30, 2005, respectively. At September 30, 2005 and December 31, 2004, the Company had $11,741 and zero, respectively, of outstanding borrowings under LHL credit facility.

At September 30, 2005, the Company had approximately $1.4 million of cash and cash equivalents and approximately $21.3 million of restricted cash reserves.

Net cash provided by operating activities was approximately $53.0 million for the nine months ended September 30, 2005, primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $248.5 million for the nine months ended September 30, 2005, primarily due to the purchases of the Hilton San Diego Gaslamp Quarter, the Grafton on Sunset, the Onyx, and the Westin Copley Place, the outflows for improvements and additions at the hotels and funding of restricted cash reserves.

Net cash provided by financing activities was approximately $164.9 million for the nine months ended September 30, 2005, comprised primarily of net borrowings from the senior unsecured bank facility and proceeds from the Gaslamp mortgage note payable, and proceeds from the issuance of the Series D Preferred Shares, offset by common and preferred dividend payments.

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

The following is a summary of the Company’s obligations and commitments: (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Contractual Obligations
Mortgage loans (3)	$648,541	$29,077	$111,991	$177,972	$329,501
Ground rent	100,566	2,625	5,250	5,250	87,441
Massport bonds (3)	44,073	1,110	42,963	—	—
Purchase commitments (1)
Purchase orders and letters of commitment	15,331	15,331	—	—	—

Total contractual obligations	808,511	48,143	160,204	183,222	416,942

Commercial Commitments
Borrowings under credit facilities (3)	73,259	3,279	69,980	—	—

Dividends on Preferred Shares/Units
Dividends payable on preferred shares/units (2)	125,625	21,149	34,530	21,554	48,392

Total contractual obligations, commercial commitments and dividends on preferred shares excluding off-balance sheet arrangements	$1,007,395	$72,571	$264,714	$204,776	$465,334

Off-Balance Sheet Obligation
Mortgage loans - CIGNA
Chicago Hotel Venture (3)	16,632	832	15,800	—	—
Chicago Hotel Venture -FF&E LOC Guarantee (3)	485	208	277	—	—

Total obligations and commitments	$1,024,512	$73,611	$280,791	$204,776	$465,334

(1)	As of September 30, 2005, purchase orders and letters of commitment totaling approximately $15.3 million had been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire.
(2)	The Class A, B, C and D preferred stock/units are redeemable at the option of the company for $25.00 per share after the respective optional redemption date. The future obligations include future dividends on preferred stock/units through the optional redemption date.
(3)	Amounts include interest. Interest expense on fixed rate debt is computed on the fixed interest rate of the debt. Interest expense on the variable interest debt is computed based upon the rate at September 30, 2005.

The Hotels

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of approximately $2,394 within 60 days of notification. On April 28, 2005, Marriott International made a payment of approximately $2,394 to avoid termination. Marriott may recoup that amount in the event certain future operating performance thresholds are attained. This amount was recorded as a deferred liability and is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet.

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three months and nine months ended September 30, 2005 and 2004, respectively. ADR is calculated as the quotient of room revenue divided by the number of rooms sold, and RevPAR is calculated as the product of occupancy and ADR.

	For the three months ended September 30,			For the nine months ended September 30,
	2005	2004	Variance	2005	2004	Variance
Total Portfolio
Occupancy	79.1%	75.8%	4.3%	73.1%	71.0%	2.9%
ADR	$175.11	$166.80	5.0%	$168.13	$156.58	7.4%
RevPAR	$138.48	$126.46	9.5%	$122.87	$111.15	10.5%

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in July 2005 in the amount of $3.1 million, plus post-judgment interest. Meridien has filed a post-trial motion, challenging certain aspects of the judgment, and a decision is pending. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and “re-determined” fair market value to be $8.6 million, plus interest. The Company believes that the determination of fair market value was not properly before the trial court, and the trial court failed to address the issue of adjustments to account for Meridien’s holdover, contrary to the direction given by the appellate court. The Company has noticed an appeal from the trial court’s judgment. On July 18, 2005, the Company posted a $8.6 million surety bond, which was secured by $8.7 million of restricted cash.

On April 22, 2005, the Company filed suit against Meridien in Delaware state court alleging certain defaults, including non-payment of rent and other breaches in connection with the transition at the New Orleans hotel. Preliminary motions are set to be heard in October 2005. That matter has not yet been set for trial.

In 2002, the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated financial statements. The Company believes, however, it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. The contingent lease termination expense was, therefore, net of the holdover rent the Company believes it is entitled to for both properties. In 2003, the Company adjusted this liability by additional holdover rent of $0.8 million that it believes it is entitled to for the Dallas property. These amounts were recorded as other income in the Company’s December 31, 2003 consolidated financial statements. The contingent lease termination expense recognized cumulatively since 2002 is comprised of (dollars in thousands):

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Quarter Ended June 30, 2005	Cumulative Expense Recognized as of September 30, 2005
Estimated arbitration “award”	$5,749	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	4,960
Holdover rent	(4,844)	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$4,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $0.9 million due to litigation timeline changes in order to conclude this matter. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1.0 million in legal fees. As a result, the net contingent lease termination liability has a balance of approximately $2.0 million as of September 30, 2005, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations. The judgment entered by the Dallas Court already incorporates a set-off in the amount of $989 attributable to the security deposit for the Dallas property.

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

The Company initiated a lawsuit against Marriott Hotel Services, Inc. in the Supreme Court of the State of New York, County of New York, in connection with Marriott’s implementation of certain expenditures without the Company’s approval at the LaGuardia Airport Marriott. The Company alleged breach of contract and breach of fiduciary duty, among other claims. The trial court recently dismissed the Company’s claims before receiving any evidence, and the Company has appealed from the court’s decision.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of September 30, 2005, approximately $121.1 million of the Company’s aggregate indebtedness (20.2% of total indebtedness), including the Company’s $14.4 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel, was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt increase by 0.25%, the increase in interest expense on our variable long-term rate debt would decrease future earnings and cash flows by approximately $0.3 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decrease by 0.25%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $0.3 million annually. This assumes that the amount outstanding under our variable rate debt remains at $121.1 million, the balance at September 30, 2005.

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2005. There were no changes to the Company’s internal controls over financial reporting during the third quarter ended September 30, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 31, 2005, the Company acquired the Westin Copley Place in Boston, Massachusetts, for approximately $324 million, including expenses. The acquisition occurred pursuant to the contribution and sale agreement entered into on August 12, 2005, among the Company, the Operating Partnership, one of its subsidiaries, LaSalle Hotel Lessee, Inc., and W. Copley Boston Corporation and SCG Copley Square LLC (“SCG”). As part of the consideration for the hotel acquisition, the Operating Partnership issued 2,348,888 partnership units at the closing to SCG. These units are a newly created series of preferred units, designated as the “7.25% Series C Cumulative Redeemable Preferred Units (liquidation preference $25 per unit).” The Series C Preferred Units are redeemable for 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25 per share), $.01 par value per share, of the Company. The issuance of the Series C Preferred Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

Exhibit Number	Description of Exhibit

1	Underwriting Agreement dated as of August 19, 2005 among Raymond James & Associates, Inc., as the representative of the several underwriters, the Company and the Operating Partnership.[1]

3.1	Articles of Amendment and Restatement of Declaration of Trust (including all amendments or articles supplementary thereto).

3.2	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership.[1]

4	Form of certificate evidencing the 7.5% Series D Cumulative Redeemable Preferred Shares.[1]

10.1	Contribution and Sale Agreement, dated August 12, 2005, by and among LaSalle Hotel Properties, LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Lessee, Inc., W. Copley Boston Corporation, and SCG Copley Square LLC.[2]

10.2	Promissory Note Secured by Leasehold Mortgage in the original principal amount of $210,000,000 made by LHO Backstreets, L.L.C. and dated as of August 30, 2005.[3]

10.3	Leasehold Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) by LHO Backstreets, L.L.C., as Mortgagor, and Mortgage Electronic Registration Systems, Inc., as Mortgagee and dated August 30, 2005.[3]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

[1]	Previously filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on August 24, 2005 and incorporated herein by reference.
[2]	Previously filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on August 16, 2005 and incorporated herein by reference.
[3]	Previously filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on September 7, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: October 19, 2005	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)