Form 10-K
period 2005-12-31
LASALLE HOTEL PROPERTIES
filed 2006-02-23
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-14045

LASALLE HOTEL PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3 Bethesda Metro Center, Suite 1200, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

301/941-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest ($0.01 par value)	New York Stock Exchange

10 1/4% Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange

8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange

7 1/2% Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange

8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐ No  ☒

The aggregate market value of the 29,744,530 common shares of beneficial interest held by non-affiliates of the Registrant was approximately $975.9 million based on the closing price on the New York Stock Exchange for such common shares of beneficial interest on of June 30, 2005.

Number of the registrant’s common shares of beneficial interest outstanding as of February 15, 2006: 39,409,606.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be held on or about April 20, 2006 are incorporated by reference in Part III of this report.

LASALLE HOTEL PROPERTIES

Forward-Looking Statements

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Forward-looking statements in this report include, among others, statements about the Company’s business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets, expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital), and anticipated outcomes and consequences of pending litigation. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	the Company’s dependence on third-party managers of its hotels, including its inability to implement strategic business decisions directly;

•	risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs, actual or threatened terrorist attacks and downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	the possible failure of the Company to qualify as a REIT and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses; and

•	the risk factors discussed under the heading “Risk Factors” on this Annual Report on Form 10-K.

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

General

The Company was organized as a Maryland real estate investment trust on January 15, 1998 to buy, own and lease primarily upscale and luxury full-service hotels located in convention, resort and major urban business markets. As of December 31, 2005, the Company owned interests in 26 hotels with approximately 8,300 rooms/suites located in eleven states and the District of Columbia. Independent hotel operators manage the hotels. The Company is a self-managed and self-administered real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is a legal entity that holds real estate interests, and that may reduce its federal taxable income to the extent it distributes taxable dividends to its shareholders.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned approximately 99.6% of the common units of the Operating Partnership at December 31, 2005. The remaining 0.4% is held by limited partners who hold 143,090 limited partnership common units at December 31, 2005. Common units of the Operating Partnership are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. In addition, another limited partner owns 2,348,888 preferred units of limited interest in the Operating Partnership having an aggregate liquidation value of approximately $58.7 million and bearing an annual cumulative distribution of 7.25% on the liquidation preference. The hotels are leased under participating leases that provide for rental payments equal to the greater of (i) base rent or (ii) participating rent based on fixed percentages of gross hotel revenues.

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

Strategies and Objectives

The Company’s primary objectives are to provide a stable stream of income to its shareholders through increases in distributable cash flow and to increase long-term total returns to shareholders through appreciation in the value of its common shares of beneficial interest. To achieve these objectives, the Company seeks to:

•	enhance the return from, and the value of, the hotels in which it owns interests and any additional hotels the Company may acquire or develop; and

•	invest in or acquire additional hotel properties on favorable terms.

The Company seeks to achieve revenue growth principally through:

•	renovations, repositioning and/or expansions at selected hotels;

•	acquisitions of full-service hotels located in convention, resort and major urban markets in the U.S. and abroad, especially upscale and luxury full-service hotels in such markets where the Company perceives strong demand growth or significant barriers to entry; and

•	selective development of hotel properties, particularly upscale and luxury full-service hotels in high barrier to entry and high demand markets where development economics are favorable.

The Company intends to acquire additional hotels in target markets, consistent with the growth strategies outlined above and which may:

•	possess unique competitive advantages in the form of location, physical facilities or other attributes;

•	be available at significant discounts to replacement cost, including when such discounts result from reduced competition for hotels with long-term management and/or franchise agreements;

•	benefit from brand or franchise conversion, new management, renovations or redevelopment or other active and aggressive asset management strategies; or

•	have expansion opportunities.

The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies, including Westin Hotels and Resorts, Sheraton Hotels and Resorts Worldwide, Inc., Crestline Hotels & Resorts, Inc., Outrigger Lodging Services, Noble House Hotels and Resorts, Hyatt Hotels Corporations, Kimpton Hotel & Restaurant Group, L.L.C., Hilton Hotels Corporation, Benchmark Hospitality, White Lodging Services Corporation, Davidson Hotel Company and Sandcastle Resorts & Hotels. The Company believes that having multiple independent operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.

Hotel Acquisitions

The Company has acquired the following hotel interests in 2005:

•	the 282-room Hilton San Diego Gaslamp Quarter, a full-service upscale urban hotel located in downtown San Diego, California, for a purchase price of approximately $85.0 million, in January 2005;

•	the 108-room The Grafton on Sunset, an upscale full-service hotel located in West Hollywood, California, for a purchase price of approximately $25.5 million, in January 2005;

•	the 112-room Onyx Hotel, an upscale full-service hotel located in historic downtown Boston, Massachusetts, for a purchase price of approximately $28.6 million, in May 2005;

•	the 803-room Westin Copley Place, an urban upscale full-service hotel located in downtown Boston, Massachusetts, for an aggregate purchase price of approximately $324.0 million, in August 2005;

•	the 158-room University Tower Hotel, an urban upscale full-service hotel located in Seattle, Washington, for a purchase price of approximately $26.4 million, in December 2005;

•	the 357-room Hilton San Diego Resort, an upscale full-service resort located in San Diego, California, for a purchase price of approximately $90.3 million, in December 2005; and

•	the 212-room Washington Grande Hotel (formerly Holiday Inn Downtown) located in downtown Washington, DC, for a purchase price of approximately $44.6 million, in December 2005.

Recent Developments

On January 6, 2006, the joint venture that owns the Chicago Marriott Downtown in which the Company holds a non-controlling 9.9% equity interest, signed a term sheet to refinance its mortgage and furniture, fixtures and equipment line of credit by obtaining a new $220.0 million mortgage with a variable interest rate of LIBOR plus 1.85%. Upon closing, the Company’s pro rata share of the mortgage loan will be approximately $21.8 million.

On January 17, 2006, the Company signed an agreement to acquire a 100% interest in the House of Blues Hotel, a 367-room, full-service hotel, and related Marina City retail and parking facilities, all located in Chicago, Illinois, for $114.5 million subject to customary closing conditions and requirements. The closing is expected to occur during the first quarter of 2006.

On January 27, 2006, the Company acquired a 100% interest in the LeParc Suite Hotel, a 154-room, upscale full-service hotel located in West Hollywood, California, for $47.0 million. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL and Outrigger Lodging Services was retained to manage the property.

On January 27, 2006, 92,893 common units of limited partnership interest in the Operating Partnership were redeemed for an equal number of common shares in the Company.

On January 30, 2006, the Company signed an agreement to acquire a 100% interest in the Westin Michigan Avenue, a 751-room, upscale full-service hotel located in Chicago, Illinois, for $215.0 million, subject to customary closing conditions and requirements. The closing is expected to occur during the first quarter of 2006. The property will continue to be managed by Starwood Hotels & Resorts.

On February 7, 2006, the Company completed an underwritten public offering of 3,250,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $119.8 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes including acquisitions. The Company granted the underwriters an option to purchase up to 487,500 additional common shares to cover over-allotments. This option may be exercised any time before March 3, 2006. As of February 22, 2006 this option has not been exercised.

On February 8, 2006, the Company completed an underwritten public offering of 3,050,000 shares of 8.0% Series E Cumulative Redeemable Preferred Shares (the Series E Preferred Shares) par value $0.01 per share (liquidation preference $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $74.3 million. The net proceeds will be used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes including acquisitions. On February 16, 2006, the Company issued an additional 450,000 Series E Preferred Shares pursuant to an over-allotment option for approximately $11.0 million after deducting underwriters discounts and commissions.

On February 15, 2006, the tax-exempt special project revenue bond and the taxable special project revenue bond, both issued by the Massachusetts Port Authority, were remarketed with the supporting letters of credit being provided by Royal Bank of Scotland, replacing GE Commercial Credit. The cost of the supporting letters of credit was reduced from 2% to 1.35%. The bonds are secured by the letters of credit and the letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.

On February 21, 2006, the Washington Grande Hotel (formerly the Holiday Inn Downtown) was closed for renovations. The Company plans to invest over $21 million in a renovation and repositioning similar to those performed on the Company’s DC Urban Collection purchased in March 2001. After completion of the renovation and repositioning in early 2007, the hotel will be operated as a luxury high-style, independent hotel.

Hotel Dispositions

Effective May 9, 2005, the Company entered into an exclusive listing agreement for the sale of the Seaview Resort and Spa. The asset was classified as held for sale at that time because the property was being actively marketed and the sale was expected to occur within one year; accordingly, depreciation was suspended. Based on initial pricing expectations, the Company expected to recognize a gain on the sale; therefore, no impairment had been recognized. In September 2005, the Company changed its intent to sell the Seaview Resort and Spa. Though pricing was above the book value of the asset, it was below the Company’s target. The Company evaluated the carrying value of the hotel and determined no impairment exists. The Company reclassified the Seaview Resort and Spa as held and used and adjusted for depreciation expense of $1.0 million in the third quarter that would have been recognized had the asset been continuously classified as held and used.

Hotel Renovations

The Company believes that its regular program of capital improvements at the hotels, including replacement and refurbishment of furniture, fixtures and equipment, helps maintain and enhance its competitiveness and maximizes revenue growth under the participating leases. As of December 31, 2005, purchase orders and letters of commitment totaling approximately $16.5 million had been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

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

Effective January 1, 2001, the Company elected to operate its wholly-owned subsidiary, LHL, as provided for under the REIT Modernization Act as a taxable-REIT subsidiary. Accordingly, LHL is required to pay corporate income taxes at the applicable rates.

Seasonality

The hotels’ operations historically have been seasonal. The hotels maintain higher occupancy rates during the second and third quarters. The Seaview Resort and Spa and Lansdowne Resort, which generate a portion of their revenues from golf-related business, and the Hotel Viking, have revenues that fluctuate according to the season and the weather. These seasonality patterns can be expected to cause fluctuations in the Company’s quarterly lease revenue under the participating leases with third-party lessees and hotel operating revenue from LHL.

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

Environmental Matters

In connection with the ownership of hotels, the Company is subject to various federal, state and local laws, ordinances and regulations relating to environmental protection. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner’s ability to borrow using such property as collateral. Furthermore, a person who arranges for the disposal or treatment of a hazardous or toxic substance at a property owned by another, or who transports such substance to or from such property, may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. The costs of remediation or removal of such substances may be substantial, and the presence of such substances may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership of hotels the Company may be potentially liable for such costs.

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

Employees

The Company had 27 employees as of February 15, 2006. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels.

Additional Information

The Company has made available copies of the charters of the committees of the board of trustees, its code of ethics and conduct, its corporate governance guidelines and its whistleblower policy on its website at www.lasallehotels.com. Copies of these documents are available in print to any shareholder who requests them. Requests should be sent to LaSalle Hotel Properties, 3 Bethesda Metro Center, Suite 1200, Bethesda, Maryland, 20814. Attn: Hans S. Weger, Corporate Secretary.

Compliance with NYSE Corporate Governance Standards

Each year, the chief executive officer of each company listed on the New York Stock Exchange must certify to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. Last year, the Company’s chief executive officer timely submitted the required certification to the NYSE. The Company’s chief executive officer subsequently provided an updated certificate disclosing that while the Company’s non-management trustees regularly met in executive session, the Company had not disclosed in its proxy statement that the non-management trustees met in such sessions or that a single trustee presided over the sessions or the procedure by which a presiding trustee was selected. The Company also subsequently issued a press release disclosing that the non-management trustees regularly met in executive session, as required by NYSE, and that the Board of Trustees had determined that the chairman of the Nominating and Corporate Governance Committee of the Board of Trustees would preside over future executive sessions.

In addition, the NYSE requires each listed company to disclose that the Company filed with the SEC, as an exhibit to the company’s most recently filed Annual Report on Form 10-K, the certification regarding the quality of the company’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002. Attached as an exhibit to this Annual Report on Form 10-K is such certificate, and this Form 10-K and the certificate have been filed with the SEC.

Item 1A.	Risk Factors

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

The Company’s return on its hotels depends upon the ability of the lessees and the hotel operators to operate and manage the hotels.

To maintain its status as a REIT, the Company is not permitted to operate any of its hotels. As a result, the Company is unable to directly implement strategic business decisions with respect to the operation and marketing of its hotels, such as decisions with respect to the setting of room rates, repositioning of a hotel, food and beverage prices and certain similar matters. Although the Company consults with the lessees and hotel operators with respect to strategic business plans, the lessees and hotel operators are under no obligation to implement any of the Company’s recommendations with respect to such matters. Thus, even if the Company believes its hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room, average daily rates or operating profits, the Company may not have sufficient rights under its hotel operating agreements to enable it to force the hotel operator to change its method of operation. The Company generally can only seek redress if a hotel operator violates the terms of the applicable operating agreement, and then only to the extent of the remedies provided for under the terms of the agreement. Some of the Company’s operating agreements have lengthy terms and may not be terminable by the Company before the agreement’s expiration. In the event that the Company is able to and does replace any of its hotel operators, the Company may experience significant disruptions at the affected hotels, which may adversely affect its ability to make distributions to its shareholders.

The Company’s performance and its ability to make distributions on its shares are subject to risks associated with the hotel industry.

Competition for guests, increases in operating costs, dependence on travel and economic conditions could adversely affect the Company’s cash flow.    The Company’s hotels are subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	labor strikes, disruptions or lockouts that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling;

•	terrorism, terrorism alerts and warnings, military actions such as the engagement in Iraq, and SARs, pandemics or other medical events which may cause decreases in business and leisure travel; and

•	adverse effects of weak general and local economic conditions.

These factors could adversely affect the ability of the lessees (including the Company’s taxable-REIT subsidiary lessees) to generate revenues and to make rental payments to the Company.

Unexpected capital expenditures could adversely affect the Company’s cash flow.    Hotels require ongoing renovations and other capital improvements, including periodic replacement or refurbishment of furniture, fixtures and equipment. Under the terms of its leases, the Company is obligated to pay the cost of certain capital expenditures at the hotels, including new brand standards, and to pay for periodic replacement or refurbishment of furniture, fixtures and equipment. If capital expenditures exceed expectations, there can be no assurance that sufficient sources of financing will be available to fund such expenditures.

In addition, the Company has acquired hotels that are undergoing or will undergo significant renovation and may acquire additional hotels in the future that require significant renovation. Renovations of hotels involve numerous risks, including the possibility of environmental problems, construction cost overruns and delays, the effect on current demand, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other hotels.

The Company’s obligation to comply with financial covenants in its senior unsecured credit facility and mortgages on some of its hotel properties could restrict its range of operating activities.

The Company has a senior unsecured credit facility with a syndicate of banks, which provides for a maximum borrowing of up to $300.0 million. The senior unsecured facility matures on June 9, 2008 and has a one-year extension option.

The Company’s credit facility contains financial covenants that could restrict its ability to incur additional indebtedness or make distributions on its shares. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness; it also contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions that, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) 90% of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure that the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar-year basis. Availability under the credit facility may be reduced by hotel financing that the Company obtains outside the credit facility. The credit facility financial covenants could adversely affect the Company’s financial condition.

LHL has a senior unsecured credit facility with U.S. Bank National Association, which provides for a maximum borrowing of up to $25.0 million. The senior unsecured credit facility matures on June 9, 2008. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, minimum tangible net worth and total funded indebtedness.

The Sheraton Bloomington Hotel Minneapolis South, Westin City Center Dallas, Le Montrose Suite Hotel, San Diego Paradise Point Resort, Indianapolis Marriott Downtown, Hilton Alexandria Old Town, Hilton San Diego Gaslamp Quarter, Westin Copley Place and the University Tower Hotel are each mortgaged to secure payment of indebtedness aggregating approximately $489.7 million as of December 31, 2005. The Harborside Hyatt Conference Center & Hotel is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of approximately $42.5 million. In addition, the joint venture that owns the Chicago Marriott Downtown in which the Company holds a non-controlling 9.9% equity interest is mortgaged to secure payment of indebtedness of $140.0 million. The Company’s pro rata share of the loan is approximately $13.9 million. If the Company is unable to meet mortgage payments, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company. From time to time, the Company may mortgage additional hotels to secure payment of additional indebtedness.

The Company’s performance is subject to real estate industry conditions and the terms of its leases.

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

Liability for environmental matters could adversely affect the Company’s financial condition.    As an owner of real property, the Company is subject to various federal, state and local laws and regulations relating to the protection of the environment that may require a current or previous owner of real estate to investigate and clean-up hazardous or toxic substances at a property. These laws often impose such liability without regard to whether the owner knew of or caused the presence of the contaminants, and liability is not limited under the enactments and could exceed the value of the property and/or the aggregate assets of the owner. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a facility, whether or not such facility is owned or operated by the person, may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. Even if more than one person were responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire amount of clean-up costs incurred.

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

The costs of compliance with the Americans with Disabilities Act and other government regulations could adversely affect the Company’s cash flow.    Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that the Company is not in compliance with the ADA could result in imposition of fines or an award of damages to private litigants. If the Company is required to make substantial modifications to its hotels, whether to comply with ADA or other government regulation such as building codes or fire safety regulations, its financial condition, results of operations and ability to make shareholder distributions could be adversely affected.

Certain leases and management agreements may constrain the Company from acting in the best interests of shareholders or require it to make certain payments.    The Harborside Hyatt Conference Center & Hotel, the San Diego Paradise Point Resort, Indianapolis Marriott Downtown, Hilton San Diego Resort and one of two golf courses, the Pines, at Seaview Resort and Spa are each subject to a ground lease with a third-party lessor. The Westin Copley Place is subject to a long term air rights lease with a third party lessor and requires no payments through maturity. The ground leases for the Indianapolis Marriott Downtown and the Pines golf course at Seaview Resort and Spa are each for one dollar per year. In order for the Company to sell any of these hotels or to assign its leasehold interest in any of these ground leases, it must first obtain the consent of the relevant third-party lessor. A parking lot at the Sheraton Bloomington Hotel Minneapolis South is also subject to a ground lease with a third-party lessor; third-party lessor consent is required to assign the leasehold interest unless the assignment is in conjunction with the sale of the hotel. Accordingly, if the Company determines that the sale of any of these hotels or the assignment of its leasehold interest in any of these ground leases is in the best interest of its shareholders, the Company may be prevented from completing such a transaction if it is unable to obtain the required consent from the relevant lessor.

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

The Westin City Center Dallas is a unit of a commercial condominium complex and is subject to a right of first refusal in favor of the owner of the remaining condominium units. The Hilton San Diego Gaslamp Quarter is a unit of a commercial condominium complex and is not subject to a right of first refusal by the owner of the remaining condominium units. In addition, the Company is subject to certain rights of first refusal or similar rights with respect to the following hotels: LaGuardia Airport Marriott and Seaview Resort and Spa. The Company is subject to a franchisor’s right of first offer with respect to the Hilton Alexandria Old Town, Hilton San Diego Gaslamp Quarter, and Hilton San Diego Resort.

If the Company determines to terminate a lease with a third-party lessee (other than in connection with a default by such lessee), it may be required to pay a termination fee calculated based upon the value of the lease.

Increases in interest rates may increase the Company’s interest expense.

As of December 31, 2005, approximately $87.5 million of aggregate indebtedness (15.2% of total indebtedness) was subject to variable interest rates. The aggregate indebtedness balance includes the Company’s

$14.3 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel. An increase in interest rates could increase the Company’s interest expense and reduce its cash flow and may affect its ability to make distributions to shareholders and to service its indebtedness.

Failure to qualify as a REIT would be costly.

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

New legislation, enacted October 22, 2004, contained several provisions applicable to REITs, including provisions that could provide relief in the event the Company violates certain provisions of the Internal Revenue Code that otherwise would result in its failure to qualify as a REIT. The Company cannot assure that these relief provisions would apply if the Company failed to comply with the REIT qualification laws. Even if the relief provisions do apply, the Company would be subject to a penalty tax of at least $50,000 for each disqualifying event in most cases.

Property ownership through partnerships and joint ventures could limit the Company’s control of those investments.

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

Tax consequences upon a sale or refinancing of properties may result in conflicts of interest, and a hotel sale or refinancing may trigger tax indemnification obligations.

Holders of units of limited partnership interest in the Operating Partnership or co-investors in properties not owned entirely by the Company may suffer different and more adverse tax consequences than the Company upon the sale or refinancing of properties. The Company may have different objectives from these co-investors and unitholders regarding the appropriate pricing and timing of any sale or refinancing of these properties. While the Company, as the sole general partner of the Operating Partnership, has the exclusive authority as to whether and on what terms to sell or refinance each property owned solely by the Operating Partnership, one of its trustees who has interests in units of limited partnership interest may seek to influence the Company not to sell or refinance the properties, even though such a sale might otherwise be financially advantageous to it, or may seek to influence the Company to refinance a property with a higher level of debt.

In addition, [in one case] the Company has agreed to indemnify the sellers of a hotel acquired by the Company against certain tax consequences if the Company sells the hotel before a specific date. The Company could agree to additional similar tax indemnification obligations in connection with future acquisitions. These obligations may make it costly for the Company to sell the affected hotel during the indemnification period.

The Company may not have enough insurance.

The Company carries comprehensive liability, fire, flood, earthquake, extended coverage and business interruption policies that insure it against losses with policy specifications and insurance limits that the Company believes are reasonable. There are certain types of losses, such as losses from environmental problems or terrorism, that management may not be able to insure against or may decide not to insure against since the cost of insuring is not economical. The Company may suffer losses that exceed its insurance coverage. Further, market conditions, changes in building codes and ordinances or other factors such as environmental laws may make it too expensive to repair or replace a property that has been damaged or destroyed, even if covered by insurance.

The Company’s organizational documents and agreements with its executives and applicable Maryland law contain provisions that may delay, defer or prevent change of control transactions and may prevent shareholders from realizing a premium for their shares.

The Company’s trustees serve staggered three-year terms, the trustees may only be removed for cause and remaining trustees may fill board vacancies.    The Company’s Board of Trustees is divided into three classes of trustees, each serving staggered three-year terms. In addition, a trustee may only be removed for cause by the affirmative vote of the holders of a majority of the Company’s outstanding common shares. The Company’s declaration of trust and bylaws also provide that a majority of the remaining trustees may fill any vacancy on the Board of Trustees and further effectively provide that only the Board of Trustees may increase or decrease the number of persons serving on the Board of Trustees. These provisions preclude shareholders from removing incumbent trustees, except for cause after a majority affirmative vote, and filling the vacancies created by such removal with their own nominees.

The Company’s Board of Trustees may approve the issuance of shares with terms that may discourage a third party from acquiring the Company.    The Board of Trustees has the power under the declaration of trust to classify any of the Company’s unissued preferred shares, and to reclassify any of the Company’s previously classified but unissued preferred shares of any series from time to time, in one or more series of preferred shares, without shareholder approval. The issuance of preferred shares could adversely affect the voting power, dividend and other rights of holders of common shares and the value of the common shares.

The Company’s declaration of trust prohibits ownership of more than 9.8% of the common shares or 9.8% of any series of preferred shares.    To qualify as a REIT under the Internal Revenue Code, no more than 50% of the value of the Company’s outstanding shares may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined to include certain entities) during the last half of each taxable year. The Company’s declaration of trust generally prohibits direct or indirect ownership by any person of (i) more than 9.8% of the number or value (whichever is more restrictive) of the outstanding common shares or (ii) more than 9.8% of the number or value (whichever is more restrictive) of the outstanding shares of any class or series of preferred shares. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Any transfer of shares that would violate the ownership limitation will result in the shares that would otherwise be held in violation of the ownership limit being designated as “shares-in-trust” and transferred automatically to a charitable trust effective on the day before the purported transfer or other event giving rise to such excess ownership. The intended transferee will acquire no rights in such shares.

The Maryland Business Combination Statute applies to the Company.    A Maryland “business combination” statute contains provisions that, subject to limitations, prohibit certain business combinations between the Company and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the Company’s shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested stockholder, and thereafter impose special shareholder voting requirements on these combinations.

The Board of Trustees may choose to subject the Company to the Maryland Control Share Act.    A Maryland law known as the “Maryland Control Share Act” provides that “control shares” of a company (defined as shares which, when aggregated with other shares controlled by the acquiring shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the company’s shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. The Company’s bylaws currently provide that the Company is not subject to these provisions. However, the Board of Trustees, without shareholder approval, may repeal this bylaw and cause the Company to become subject to the Maryland Control Share Act.

Other provisions of the Company’s organization documents may delay or prevent a change of control of the Company.    Among other provisions, the Company’s organizational documents provide that the number of trustees constituting the full Board of Trustees may be fixed only by the trustees and that a special meeting of shareholders may not be called by holders of common shares holding less than a majority of the outstanding common shares entitled to vote at such meeting.

The Company’s executive officers have agreements that provide them with benefits in the event of a change in control of the Company.    The Company entered into agreements with its executive officers that provide them with severance benefits if their employment ends under certain circumstances within one year following a “change in control” of the Company (as defined in the agreements) or if the executive officer resigns for “good reason” (as defined in the agreements). These benefits could increase the cost to a potential acquiror of the Company and thereby prevent or deter a change in control of the Company that might involve a premium price for the common shares or otherwise be in the interests of the Company’s shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hotel Properties

At December 31, 2005, the Company owned interests in the following 26 hotel properties:

Property	Number of Rooms/Suites	Location
1. Sheraton Bloomington Hotel Minneapolis South*	564	Bloomington, MN
2. Westin City Center Dallas *	407	Dallas, TX
3. Seaview Resort and Spa	297	Galloway, NJ (Atlantic City)
4. Le Montrose Suite Hotel *	133	West Hollywood, CA
5. LaGuardia Airport Marriott	438	New York, NY
6. San Diego Paradise Point Resort *	462	San Diego, CA
7. Harborside Hyatt Conference Center & Hotel *	270	Boston, MA
8. Hotel Viking	222	Newport, RI
9. Chicago Marriott Downtown *	1,192	Chicago, IL
10. Topaz Hotel	99	Washington, D.C.
11. Hotel Rouge	137	Washington, D.C.
12. Hotel Madera	82	Washington, D.C.
13. Hotel Helix	178	Washington, D.C.
14. Hotel George	139	Washington, D.C.
15. Holiday Inn on the Hill	343	Washington, D.C.
16. Lansdowne Resort	296	Lansdowne, VA
17. Indianapolis Marriott Downtown *	615	Indianapolis, IN
18. Hilton Alexandria Old Town *	241	Alexandria, VA
19. Chaminade Resort and Conference Center	153	Santa Cruz, CA
20. Hilton San Diego Gaslamp Quarter*	282	San Diego, CA
21. The Grafton on Sunset	108	West Hollywood, CA
22. Onyx Hotel	112	Boston, MA
23. Westin Copley Place*	803	Boston, MA
24. University Tower Hotel*	158	Seattle, WA
25. Hilton San Diego Resort	357	San Diego, CA
26. Washington Grande Hotel	212	Washington, D.C.

Total number of rooms/suites	8,300

*	Properties subject to a mortgage/debt.

Sheraton Bloomington Hotel Minneapolis South.    Sheraton Bloomington Hotel Minneapolis South is an upscale full-service convention hotel located at the intersection of Interstate 494 and Highway 100, approximately 15 minutes from the Minneapolis/St. Paul International Airport and five miles from the Mall of America. The hotel is currently leased to LHL and operated by Starwood Hotels & Resorts Worldwide, Inc.

Westin City Center Dallas.    Westin City Center Dallas is an upscale full-service urban hotel located in downtown Dallas, approximately 25 minutes from the Dallas/Fort Worth International Airport, in the heart of the city’s arts and financial districts. The hotel is conveniently located near the Dallas Convention Center, four stops away on the Dallas light rail system, with a DART station adjacent to the hotel. The hotel is leased to LHL and operated by Starwood Hotels & Resorts Worldwide, Inc.

Seaview Resort and Spa.    Seaview Resort and Spa, a Marriott resort, is a luxury golf resort and conference center located on Reeds Bay, approximately nine miles north of Atlantic City, New Jersey. The hotel is leased to LHL and operated by Marriott International, Inc.

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

LaGuardia Airport Marriott.    LaGuardia Airport Marriott is an upscale full-service hotel located directly across from New York’s LaGuardia Airport. The hotel is five minutes from Shea Stadium and the USTA National Tennis Center and 20 minutes from Manhattan. The hotel is leased to LHL and operated by Marriott International, Inc.

San Diego Paradise Point Resort.    San Diego Paradise Point Resort is a luxury resort that lies on 44 acres and has nearly one mile of beachfront. The hotel is located in the heart of Mission Bay on Vacation Island, a 4,600-acre aquatic park in southwest San Diego County. The resort is 15 minutes away from the San Diego International Airport and convenient to many major San Diego tourist attractions, including Sea World, Old Town, downtown San Diego, the San Diego Convention Center, Qualcomm Stadium, Petco Park and the San Diego Zoo. The hotel is subject to a 50-year ground lease with the city of San Diego, which expires in June 2049. The hotel is leased to and operated by WestGroup San Diego Associates, Ltd., an affiliate of Noble House Hotels and Resorts.

Harborside Hyatt Conference Center & Hotel.    Harborside Hyatt Conference Center & Hotel is a full-service luxury conference center and airport hotel located adjacent to Boston’s Logan International Airport along the Boston waterfront. The property features 19,000 square feet of meeting space and is directly across Boston Harbor from Boston’s central business district. The hotel is located next to the Ted Williams Tunnel, providing convenient access to downtown Boston and the new Boston Convention Center. The property is subject to a long-term ground lease with the Massachusetts Port Authority, Logan International Airport’s owner and operating authority, which expires March 1, 2026 and can be renewed through April 30, 2077. The hotel is leased to LHL and operated by Hyatt Corporation pursuant to a long-term incentive-based management agreement.

Hotel Viking.    Hotel Viking is a full-service upscale resort located on Bellevue Avenue in Newport, Rhode Island. The hotel offers 29,000 square feet of meeting space, a restaurant, lounge, a rooftop bar and a full-service spa. The property also includes the Trinity Parish House and the fully restored Kay Chapel, both adjacent to the hotel. The hotel is leased to LHL and operated by Noble House Hotels and Resorts.

Chicago Marriott Downtown.    Chicago Marriott Downtown is a full-service, upscale convention hotel located at the intersection of North Michigan Avenue and Ohio Street on downtown Chicago’s “Magnificent Mile.” The property has over 60,000 square feet of meeting space, five food and beverage outlets, a health club and sports center, a business center and a gift shop. The Chicago Marriott Downtown allows guests convenient access to a variety of attractions. The “Magnificent Mile” is home to such retailers as Neiman Marcus, Saks Fifth Avenue, Nordstrom, Marshall Fields and Niketown. The Company, through the Operating Partnership, owns a non-controlling 9.9% equity interest in the Chicago Marriott Downtown. The hotel is leased to Chicago 540 Lessee, Inc., in which the Company also owns a non-controlling 9.9% equity interest. The hotel is operated by Marriott International, Inc.

D.C. Collection.    The D.C. Collection comprises five full-service hotels located in Washington, DC, with a total of 635 guestrooms. Each hotel features large guestrooms or suites. The Company renovated and repositioned four of the hotels as full-service, upscale, high-style, independent hotels: the Topaz Hotel, the Hotel Rouge, the Hotel Madera and the Hotel Helix. The Company leases each of these hotels to wholly-owned subsidiaries of LHL. All five hotels are operated by Kimpton Hotel & Restaurant Group, LLC.

Topaz Hotel.    The Topaz Hotel is an upscale full-service hotel with an exotic “East-meets-West” theme. The hotel is conveniently located on Embassy Row in downtown Washington, DC. It is within walking distance of the central business district, minutes from the monuments and museums, and less than two blocks from Dupont Circle and the Metro. The hotel features a bar/restaurant.

Hotel Rouge.    Hotel Rouge is an upscale full-service hotel with a “playful, interactive, glamorous” theme. Located on Scott Circle in Washington, DC, the hotel is five blocks from the White House and minutes from the business district. The hotel features a bar/restaurant.

Hotel Madera.    Hotel Madera is a luxury full-service hotel with a “cosmopolitan comfort” theme. The Hotel Madera is located on the Westside of downtown Washington, DC, and near many of the area’s attractions. The hotel features Firefly, a modern American bistro.

Hotel Helix.    Hotel Helix is an upscale full-service hotel with a “pop-art” theme. The Hotel Helix is located just a few blocks from the new 2.3 million square-foot Washington Convention Center. The hotel is located four blocks from Dupont Circle in close proximity to most of the major downtown tourist attractions. The hotel features a bar/restaurant.

Hotel George.    The Hotel George, a luxury urban hotel, is within three blocks of the U.S. Capitol Building and numerous leisure and corporate demand generators such as Union Station, The White House, the Mall and the Smithsonian. The hotel is minutes away from the new 2.3 million square-foot Washington Convention Center and the revitalized Capitol Hill and Chinatown neighborhoods. The hotel features the award-winning restaurant Bistro Bis.

Holiday Inn on the Hill.    Holiday Inn on the Hill is an upscale full-service hotel located on Capitol Hill in Washington, DC. The property is the closest hotel to the U.S. Capitol Building. The hotel features 10,000 square feet of newly renovated meeting space, a full-service restaurant and bar and a roof-top swimming pool. The hotel is minutes away from the 2.3 million square-foot Washington Convention Center. The hotel is leased to a wholly-owned subsidiary of LHL and operated by Crestline Hotels & Resorts, Inc.

Lansdowne Resort.    Lansdowne Resort is a AAA Four Diamond luxury full-service golf resort and conference center located in Lansdowne, Virginia. The 296-room resort is located on 476 acres along the Potomac River. The hotel offers two championship golf courses, The Robert Trent Jones, Jr. course and the Greg Norman designed course, a new clubhouse and resort pool. A nine-hole executive course designed by Greg Norman and a new spa are currently under construction. The resort is leased to a wholly-owned subsidiary of LHL and operated by Benchmark Hospitality.

Indianapolis Marriott Downtown.    Indianapolis Marriott Downtown is a AAA Four Diamond, full-service convention hotel centrally located in the heart of Indianapolis’ business and leisure district. The property is physically connected, via a temperature-controlled skywalk, to the 1.9 million square foot Indiana Convention Center/RCA Dome. The property has over 38,000 square feet of meeting space, including a 21,000 square foot ballroom, two restaurants, an upscale fitness center and an indoor swimming pool. The hotel is subject to a ground lease with the city of Indianapolis that expires on June 23, 2099 with a 50 year extension option. The hotel is leased to LHL and operated by White Lodging Services Corporation.

Hilton Alexandria Old Town.    Hilton Alexandria Old Town is an upscale full-service hotel located in the heart of historic downtown Alexandria. The property was built in 2000 and includes approximately 8,000 square feet of meeting space, including a 3,800 square-foot ballroom, an upscale restaurant, a fitness center, an indoor swimming pool and an on-site parking facility. The property is in the center of the City of Alexandria, on Old Town’s main street and directly adjacent to the King Street Metro Station. The hotel is leased to LHL and operated by Sandcastle Resorts & Hotels.

Chaminade Resort and Conference Center.    The Chaminade Resort and Conference Center is a AAA Four Diamond resort and executive conference center located on a 288-acre bluff overlooking the northern end of Monterey Bay, approximately 30 miles south of San Jose and 75 miles south of San Francisco. The property opened in 1985 and features 12 meeting rooms encompassing approximately 12,000 square feet of meeting space, state-of-the-art audio-visual and teleconferencing facilities, three upscale restaurants, a spa, a fitness center and other resort amenities. The hotel is leased to LHL and operated by Benchmark Hospitality.

Hilton San Diego Gaslamp Quarter.    The Hilton San Diego Gaslamp Quarter is an upscale full-service hotel located in the historic Gaslamp Quarter in downtown San Diego. The hotel amenities include two award-winning restaurants, a day spa, parking facilities, an outdoor swimming pool, a whirlpool, a fitness center and a sun deck. The hotel contains 7,800 square feet of meeting and function space, housed in eight state-of the-art meeting rooms. The hotel is also part of a mixed-used complex that includes restaurants, retail shops, parking facilities and two separate outdoor meeting areas totaling 31,800 square feet. The hotel is within walking distance to PETCO Park, the new home of the San Diego Padres baseball team, San Diego Zoo, numerous museums and over 70 miles of sandy coastline. The hotel is leased to LHL and operated by Davidson Hotel Company.

The Grafton on Sunset.    The Grafton on Sunset is an upscale full-service, high-style hotel located in the heart of West Hollywood, adjacent to Beverly Hills and a short distance from Melrose Avenue, Century City, Santa Monica, Marina Del Rey and downtown Los Angeles. The hotel is near several well-known West Hollywood nightspots, including The Roxy, The Viper Room, House of Blues and Sky Bar. The hotel is leased to LHL and operated by Outrigger Lodging Services.

Onyx Hotel.    The Onyx Hotel is an urban, luxury AAA Four Diamond full-service hotel that opened in May 2004 and is located in historic downtown Boston, one block from the highly anticipated Rose Kennedy Greenway. The hotel is also one block from the Fleet Center and within a short walk of historical landmarks such as Faneuil Hall and Bunker Hill. The hotel is leased to LHL and operated by Kimpton Hotel & Restaurant Group, LLC.

Westin Copley Place.    The Westin Copley Place is a AAA Four Diamond urban full-service hotel located in downtown Boston’s Back Bay neighborhood within two blocks of the Hynes Convention Center and less than five miles from Logan International Airport. The hotel features over 47,000 square feet of meeting and function space, including two major ballrooms. The hotel is connected via skywalks to the Hynes Convention Center, Copley Place and the Prudential Center, with over 100 retail shops and restaurants. The hotel is subject to a long-term air rights lease with the Massachusetts Turnpike Authority which expires on Decmber 14, 2077. The hotel is leased to LHL and operated by Starwood Hotels and Resorts.

University Tower Hotel.    The University Tower Hotel, an upscale full-service hotel, is located in Seattle’s University District, two blocks from the University of Washington and within minutes of downtown Seattle. The hotel offers high-speed Internet access in all rooms, complimentary breakfast, a fitness center and complimentary shuttle to the University of Washington campus and the University of Washington Medical Center. The hotel features 6,700 square feet of meeting space and a full-service restaurant. The hotel is leased to LHL and operated by Noble House Hotels & Resorts.

Hilton San Diego Resort.    The Hilton San Diego Resort is a AAA Four Diamond resort located directly on the waterfront of Mission Bay Park, the largest aquatic preserve in the United States, and offers a 4,000 square foot outdoor pool area, five tennis courts, a spa and fitness center, a gift shop, a restaurant and a poolside grill. The Mediterranean-style hotel offers over 16,000 square feet of interior meeting and function space and 9,600 square feet of outdoor meeting space. The hotel is subject to a ground lease with the city of San Diego which expires on December 31, 2045. The hotel is leased to LHL and operated by Noble House Hotels & Resorts.

Washington Grande Hotel.    The Washington Grande Hotel (formerly Holiday Inn Downtown) is located in downtown Washington, D.C., within a short walk of the White House, Washington Convention Center and the Smithsonian Museums. The Company anticipates investing over $21 million in a renovation and repositioning. The hotel closed on February 21, 2006 and upon the anticipated completion of the renovation and repositioning in 2007, the hotel will be operated as a luxury high-style, independent hotel. The hotel is leased to LHL.

Taxable-REIT Subsidiary Leases and Third-Party Leases

Of the 25 hotels in which the Operating Partnership has a 100% ownership interest, 23 are leased to LHL or a subsidiary of LHL and two (Le Montrose Suite Hotel and San Diego Paradise Point Resort) are leased to third-party lessees pursuant to a participating lease.

For each of the hotels leased by LHL or a subsidiary of LHL, the Company, through LHL, is subject to a hotel management agreement, earns all hotel revenues (subject to corporate income taxes applicable to LHL), and is responsible for all hotel expenses, including base management fees and incentive management fees, if any, pursuant to the terms of the respective management agreement. The leases with LHL expire between 2008 and 2011.

For each of the two hotels leased to a third-party lessee, the Company earns the greater of (i) base rent or (ii) participating rent based on fixed percentages of gross hotel revenues pursuant to the respective participating lease. In addition, the Company is responsible for the payment of real estate taxes, ground rent, if any, certain insurance, maintaining a reserve for future capital expenditures and payment of agreed upon capital expenditures. The third-party participating leases expire between 2008 and 2009.

Item 3.	Legal Proceedings

The nature of the operations of the hotels exposes the hotels to the risk of claims and litigation in the normal course of their business. Although the outcome of these matters cannot be determined, management does not expect the ultimate resolution of these matters to have a material adverse effect on the financial position, operations or liquidity of the hotels.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3.9 million, plus post-judgment interest. Meridien has indicated that it plans to appeal. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and “re-determined” fair market value to be $8.6 million, plus interest. The Company has noticed an appeal from the trial court’s judgment. On July 18, 2005, the Company posted a $8.6 million surety bond, which was secured by $8.8 million of restricted cash.

On April 22, 2005, the Company filed suit against Meridien in Delaware state court alleging certain defaults, including non-payment of rent and other breaches in connection with the transition at the New Orleans hotel. Preliminary motions are set to be heard in February 2006. That matter has not yet been set for trial.

In 2002, the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. The Company believes, however, it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. The contingent lease termination expense was, therefore, net of the holdover rent the Company believes it is entitled to for both properties. In 2003, the Company adjusted this liability by additional holdover rent of $0.8 million that it believes it is entitled to for the Dallas property. These amounts were recorded as other income in the Company’s December 31, 2003 consolidated financial statements. The contingent lease termination expense recognized cumulatively since 2002 is comprised of (dollars in thousands):

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Cumulative Expense Recognized as of December 31, 2005
Estimated arbitration “award”	$5,749	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	4,960
Holdover rent	(4,844)	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$4,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $0.9 million due to litigation timeline changes in order to conclude this matter. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1.0 million in legal fees. As a result, the net contingent lease termination liability has a balance of approximately $1.7 million as of December 31, 2005, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations. The judgment entered by the Dallas Court already incorporates a set-off in the amount of $1.0 million attributable to the security deposit for the Dallas property.

Meridien also has sued the Company and one of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. The parties have reached an agreement to settle this matter through dismissal of all claims with prejudice, with no consideration to be paid from either party to the other, although settlement documents have not yet been fully executed.

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

The Company initiated a lawsuit against Marriott Hotel Services, Inc. in the Supreme Court of the State of New York, County of New York, in connection with Marriott’s implementation of certain expenditures without the Company’s approval at the LaGuardia Airport Marriott. The Company alleged breach of contract and breach of fiduciary duty by Marriott Hotel Services, Inc., among other claims. The trial court dismissed the Company’s claims before receiving any evidence, and the Company has appealed from the court’s decision. The appeal was argued in January 2006, and a decision has not yet been issued by the appeals court.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The common shares of the Company began trading on the New York Stock Exchange on April 24, 1998 under the symbol “LHO.” The following table sets forth for the periods indicated the high and low sale prices per common share and the cash distributions declared per share:

	Calendar Year 2005			Calendar Year 2004
	High	Low	Distribution	High	Low	Distribution
First Quarter	$32.04	$27.34	$0.240	$23.89	$18.60	$0.210
Second Quarter	$32.92	$28.21	$0.240	$25.90	$19.84	$0.210
Third Quarter	$35.31	$31.24	$0.300	$29.39	$24.28	$0.240
Fourth Quarter	$37.40	$28.28	$0.300	$32.87	$27.36	$0.240

The closing price for the Company’s common shares, as reported by the New York Stock Exchange on December 30, 2005, was $36.72 per share.

Shareholder Information

As of February 15, 2006, there were 146 record holders of the Company’s common shares of beneficial interest, including shares held in “street name” by nominees who are record holders, and approximately 25,500 beneficial holders.

Distribution Information

In 2005, the Company paid $1.08 per common share in distributions, of which 87.8% represented ordinary income, 1.9% represented capital gain distribution, and 10.3% represented a return of capital for tax purposes. These distributions were paid monthly to the Company’s common shareholders and common unitholders at a level of $0.08 and $0.10 per common share and limited partnership common unit for the months of January 2005 through June 2005 and July 2005 through December 2005, respectively.

The declaration of distributions by the Company is in the sole discretion of the Company’s Board of Trustees, and depends on the actual cash flow of the Company, its financial condition, capital expenditure requirements for the Company’s hotels, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant.

Operating Partnership Units and Recent Sales of Unregistered Securities

The Operating Partnership issued 3,181,723 common units of limited partnership interest on April 24, 1998 (inception), in conjunction with the initial public offering. The following is a summary of common unit activity since inception:

Common Units issued at initial public offering	3,181,723
Common Units redeemed to common shares of beneficial interest:
1999	(1,622,489)
2000	(36,754)
2001	(1,095,964)
2002	(18,497)
2004	(41,596)
2005	(240,000)
Common Units issued:
2000	16,667

Common Units outstanding at December 31, 2005	143,090

Holders of common units of limited partnership interest receive distributions per unit in the same manner as distributions on a per common share basis to the common shareholders of beneficial interest.

Common shares issued upon redemption of common units of limited partnership interest were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company relied on the exemption based on representations given by the limited partners that redeemed the units.

In connection with the Company’s acquisition of the Westin Copley Place in Boston, Massachusetts, and as part of the consideration for the hotel acquisition, the Operating Partnership issued 2,348,888 preferred units of limited partnership interest designated as the “7.25% Series C Cumulative Redeemable Preferred Units (liquidation preference $25 per unit).” The issuance of the Series C Preferred Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933. The Company relied on the exemption based on representations given by the seller receiving the units. A holder of Series C Preferred Units receives a preferred distribution of 7.25% of the $25 per unit liquidation value, or $1.8125 per unit.

Equity compensation information including the Company’s equity compensation plan is incorporated into Part III of this report.

Item 6.	Selected Financial Data

The following tables set forth selected historical operating and financial data for the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from the historical financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES

Selected Historical Operating and Financial Data

(Unaudited, dollars in thousands, except share data)

	For the year ended December 31,
	2005	2004	2003	2002	2001
Operating Data:
Revenues from continuing operations:
Hotel operating revenues	$372,224	$261,795	$166,158	$135,099	$104,478
Participating lease revenue	21,527	18,635	21,284	21,909	32,364
Other income.	862	187	919	19	827

Total revenues from continuing operations	394,613	280,617	188,361	157,027	137,669
Expenses from continuing operations:
Hotel operating expenses	256,668	186,698	123,085	97,154	72,669
Depreciation and other amortization	48,850	38,933	31,665	28,272	24,731
Real estate, personal property taxes and insurance	15,792	11,891	9,347	7,852	7,711
Ground rent	3,986	3,493	3,561	3,208	3,279
General and administrative	10,301	8,398	7,292	6,423	6,355
Impairment of investment in hotel property	—	—	2,453	—	1,872
Lease termination, advisory transaction, subsidiary purchase and contingent lease termination expense	1,000	850	10	2,520	1,929
Writedown of notes receivable	—	—	—	—	1,172
Other expenses	185	632	251	165	976

Total expenses from continuing operations	336,782	250,895	177,664	145,594	120,694
Operating income	57,831	29,722	10,697	11,433	16,975
Interest income	788	361	353	344	657
Interest expense	(24,354)	(15,349)	(15,050)	(12,778)	(17,992)
Income tax benefit	2,123	3,507	5,605	2,850	1,657
Minority interest of common units in LaSalle Hotel Operating Partnership, L.P.	(300)	(289)	(40)	(52)	(43)
Minority interest of preferred units in LaSalle Hotel Operating Partnership, L.P.	(1,419)	—	—	—	—
Equity in earnings of Joint Venture	753	853	304	458	616

Net income from continuing operations	35,422	18,805	1,869	2,255	1,870
Distributions to preferred shareholders	(14,629)	(12,532)	(10,805)	(8,410)	—

Net income (loss) from continuing operations applicable to common shareholders	20,793	6,273	(8,936)	(6,155)	1,870
Net income (loss) from discontinued operations	(26)	4,418	36,972	2,216	1,965

Net income (loss) applicable to common shareholders	$20,767	$10,691	$28,036	$(3,939)	$3,835

Net income (loss) from continuing operations applicable to common shareholders per common share:
basic (after dividends paid on unvested restricted shares)	$0.67	$0.23	$(0.46)	$(0.34)	$0.10

diluted (before dividends paid on unvested restricted shares)	$0.67	$0.23	$(0.43)	$(0.33)	$0.09

Net income (loss) applicable to common shareholders per common share:
basic (after dividends paid on unvested restricted shares)	$0.67	$0.39	$1.39	$(0.22)	$0.21

diluted (before dividends paid on unvested restricted shares)	$0.67	$0.39	$1.37	$(0.21)	$0.21

Weighted average number of common shares outstanding:
basic	30,637,644	26,740,506	20,030,723	18,413,602	18,321,730
diluted	31,104,290	27,376,934	20,487,406	18,843,530	18,452,882

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Investment in hotel properties, net	$1,392,344	$739,733	$595,976	$495,488	$550,015
Total assets	1,499,618	859,596	707,904	605,735	588,256
Borrowings under credit facilities	30,655	—	—	99,390	175,400
Bonds payable, net	42,500	42,500	42,500	42,500	42,500
Mortgage loans	489,660	211,810	187,157	70,175	118,562
Minority interest of common units in LaSalle Hotel Operating Partnership, L.P.	2,597	4,554	5,721	5,262	5,589
Minority interest of preferred units in LaSalle Hotel Operating Partnership, L.P.	59,739	—	—	—	—
Redeemable preferred shares, liquidation preference	206,548	127,298	127,298	99,798	—
Total shareholders’ equity	811,082	554,074	436,853	315,107	230,393

	For the year ended December 31,
	2005	2004	2003	2002	2001
Other Data:
Funds from operations (1)	$70,451	$48,448	$26,844	$30,785	$36,268
Cash provided by operating activities	86,309	55,084	41,194	37,961	40,016
Cash used in investing activities	(413,508)	(172,468)	(52,709)	(41,548)	(81,231)
Cash provided by financing activities	305,250	114,725	39,755	7,390	42,519
Cash dividends declared per common share	$1.08	$0.900	$0.840	$0.440	$0.795

(1)	The Company considers the non-GAAP measure of funds from operations (“FFO”) to be a key supplemental measure of the Company’s performance and should be considered along with, but not as an alternative to, net income as a measure of the Company’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictable over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider supplemental measurements of performance to be helpful in evaluating a real estate company’s operations. The Company believes that excluding the effect of extraordinary items, real estate-related depreciation and amortization, and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of limited significance in evaluating current performance, can facilitate comparison of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. However, FFO may not be helpful when comparing the Company to non-REITs.

The White Paper on FFO approved by NAREIT in April 2002 defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of properties and items classified by GAAP as extraordinary, plus real estate-related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO consistent with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.

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

See “Non-GAAP Financial Measures” below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of FFO to net income applicable to common shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2005, the overall economy and the travel industry, including lodging, continued to be strong. We believe the lodging industry is in the midst of the fundamentally strong portion of a typical multi-year up-cycle, assuming a normal economic growth period. With a strong balance sheet and high quality hotel portfolio, the Company was able to take advantage of this environment, significantly increasing room revenue per available room (“RevPAR”), funds from operations (“FFO”), and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s revenues come primarily from hotel operating revenues from its hotels. Hotel operating revenues include room revenue, food and beverage revenue and other ancillary revenue such as golf revenue at two golf resorts and telephone and parking revenue.

For 2005, the Company had net income of $20.8 million, or $0.67 per diluted share. FFO was $70.5 million, or $2.25 per diluted share/unit and EBITDA was $109.9 million. RevPAR was $121.49. We consider RevPAR and EBITDA to be key measures of the performance of the individual hotels. RevPAR for the total portfolio increased 11.2% for 2005. The RevPAR increase is primarily attributable to an Average Daily Rate (“ADR”) increase of 7.8% to $170.43, while occupancy throughout the portfolio improved by 3.2% to 71.3%. The Company’s EBITDA increased 43.9% due to increased lodging demand, aggressive asset management and property acquisitions. The Company’s hotel portfolio EBITDA increased $17.6 million due to higher ADR, occupancy and margin improvements.

The Company uses RevPAR, EBITDA, FFO and ADR as measures to evaluate the hotels in its portfolio and potential acquisitions to determine each portfolio hotel’s contribution or acquisition hotel’s potential contribution toward reaching the Company’s goal of maintaining a reliable stream of income and moderate growth to shareholders. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire new hotel properties that meet its investment criteria. However, due to a high level of competitive capital resources, the Company continues to face significant competition for acquisitions that meet its investment criteria.

Please refer to “Non-GAAP Financial Measures” below for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income, a GAAP measurement.

Critical Accounting Policies

The consolidated financial statements include the accounts of the Company, the Operating Partnership, LHL and the Company’s other consolidated subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has utilized the information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. For example, included in the accompanying consolidated financial statements is an estimated contingent lease termination expense of $1.0 million, $0.9 million and zero for the years ended December 31, 2005, 2004 and 2003, respectively, related to the Company’s litigation with Meridien Hotels, Inc. (see Item 3. Legal Proceedings). Additionally, included in the accompanying consolidated financial statements is an estimated liability of $1.7 million related to the Company’s litigation with Meridien Hotels, Inc. (see Item 3. Legal Proceedings), an estimated allowance for doubtful accounts of $1.0 million and an estimated deferred tax asset of $18.2 million as of December 31, 2005. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

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

Revenue Recognition

For properties leased to third-party lessees, the Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective participating leases. Base rent and participating rent are recognized based on quarterly thresholds, pursuant to the lease agreements. As of December 31, 2005, the Company leased two of its properties, Le Montrose Suite Hotel and San Diego Paradise Point Resort, to third parties. For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations. As of December 31, 2005, 23 of the 26 hotels in which the Company owned an interest were leased to LHL.

For the Lansdowne Resort, the Company defers golf membership fees and recognizes revenue over the average expected life of an active membership (currently six years) on a straight-line basis. Golf membership, health club and executive club annual dues are recognized as earned throughout the membership year.

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price of asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment, assumed debt, and intangible assets. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, 20 years for golf course land improvements, 20 years for pool assets, and three to five years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

The Company is required to make subjective assessments as to the useful lives and classification of its properties for purposes of determining the amount of depreciation expense to reflect each year with respect to those properties. These assessments have a direct impact on the Company’s net income. Should the Company change the expected useful life or classification of particular assets, it would result in a change in depreciation expense and annual net income.

The Company periodically reviews the carrying value of each hotel to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel to reflect the hotel at fair value. These assessments have a direct impact on the Company’s net income. The Company does not believe that there are any facts or circumstances indicating impairment in its hotels.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a hotel is considered held for sale when a contract for sale is entered into or when management has committed to a plan to sell an asset, the asset is actively marketed and sale is expected to occur within one year.

Share-Based Compensation

The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 share option and incentive plan. Accordingly, no compensation costs have been recognized for share options granted to the Company’s employees. The Company has not issued any options since 2002. Under Accounting Principles Board Opinion No. 25, no compensation expense is recognized upon the granting of stock options when the exercise price of such options equals the market price of the underlying shares on the date of grant. The Company recognizes compensation cost pursuant to FAS 123 for restricted shares issued based upon the fair market value of the common shares at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (23 hotels as of December 31, 2005), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $110.4 million, from $261.8 million in 2004 to $372.2 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$29.5 million increase from Westin Copley Place, which was purchased in August 2005;

•	$18.5 million increase from Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$14.5 million increase from Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$7.2 million increase from Hilton Alexandria Old Town, which was purchased in May 2004;

•	$5.5 million increase from The Grafton on Sunset, which was purchased in January 2005;

•	$5.2 million increase from Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$4.0 million increase from Onyx Hotel, which was purchased in May 2005;

•	$0.8 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$0.2 million increase from University Tower Hotel, which was purchased in December 2005; and

•	$0.1 million increase from Washington Grande Hotel, which was purchased in December 2005.

The remaining increase of $24.9 million, or 9.5% is attributable to an 11.2% increase in RevPAR for properties leased to LHL. The increase in RevPAR was primarily attributable to an increase in ADR of 7.8%.

The economy, the travel industry and the lodging business were all improved during 2005. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth throughout the year, with demand up an average 3.3% in 2005 and supply up only 0.4% for the same period. These positive lodging industry fundamentals led to very healthy increases in average daily rates. Pricing power was even stronger in 2005 than in 2004, with more major markets around the United States participating due to higher occupancy levels. It was the third year in the lodging industry’s recovery and was the second year in a row of meaningful increases in RevPAR following the down years of 2001 and 2002. Business transient travel, group and leisure all continued to be very strong in 2005. International visitation was up for the second year in a row, benefiting international gateway and resort markets in the U.S., including New York, Boston, Washington, D.C., Miami, San Francisco, Los Angeles, Seattle and Hawaii. A number of major urban markets reached record occupancy and ADR levels in 2005, including Washington, D.C., San Diego and New York City. Group business also continued to recover, with overall group volumes and food and beverage contributions up in 2005.

Participating lease revenue

Participating lease revenue from hotels leased to third-party lessees (two hotels as of December 31, 2005) increased $2.9 million from $18.6 million in 2004 to $21.5 million in 2005. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. Approximately $2.7 million of this increase is from San Diego Paradise Point Resort due to a 13.6% increase in RevPAR in 2005. The remaining increase of $0.2 million is due to a 7.8% increase in RevPAR in 2005 at LeMontrose Suite Hotel.

Hotel operating expenses

Hotel operating expenses increased approximately $70.0 million from $186.7 million in 2004 to $256.7 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$18.9 million increase from Westin Copley Place, which was purchased in August 2005;

•	$11.9 million increase from Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$9.9 million increase from Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$4.0 million increase from Hilton Alexandria Old Town, which was purchased in May 2004;

•	$3.8 million increase from Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$3.0 million increase from The Grafton on Sunset, which was purchased in January 2005;

•	$2.6 million increase from Onyx Hotel, which was purchased in May 2005;

•	$0.8 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$0.1 million increase from University Tower Hotel, which was purchased in December 2005; and

•	$0.1 million increase from Washington Grande Hotel, which was purchased in December 2005.

The remaining increase of $14.9 million, or 8.0%, is a result of higher occupancies at the hotels as well as above-inflation increases in payroll and related employee costs and benefits, sales and marketing, insurance, energy costs and operator incentive fees.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $10.0 million from $38.9 million in 2004 to $48.9 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$4.4 million increase from Westin Copley Place, which was purchased in August 2005;

•	$2.4 million increase from Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$0.9 million increase from Hilton Alexandria Old Town, which was purchased in May 2004;

•	$0.7 million increase from The Grafton on Sunset, which was purchased in January 2005;

•	$0.5 million increase from Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$0.5 million increase from Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$0.4 million increase from Onyx Hotel, which was purchased in May 2005;

•	$0.3 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$0.1 million increase from University Tower Hotel, which was purchased in December 2005; and

•	$0.1 million increase from Washington Grande Hotel, which was purchased in December 2005.

The remaining change is a decrease of $0.3 million and is due to certain assets becoming fully depreciated during 2005.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expense increased approximately $4.4 million from $15.4 million in 2004 to $19.8 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.5 million increase from Westin Copley Place, which was purchased in August 2005;

•	$1.2 million increase from Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$0.4 million increase from Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$0.4 million increase from The Grafton on Sunset, which was purchased in January 2005;

•	$0.3 million increase from Hilton Alexandria Old Town, which was purchased in May 2004; and

•	$0.2 million increase from Onyx Hotel, which was purchased in May 2005.

The remaining increase of $0.4 million, or 2.6%, is a result of an increase in ground rent for San Diego Paradise Point Resort and Harborside Hyatt Conference Center & Hotel. Real estate taxes generally increased, however these were offset by reductions in assessments due to appeals.

General and administrative expenses

General and administrative expense increased approximately $1.9 million from $8.4 million in 2004 to $10.3 million in 2005 primarily as a result of increases in payroll related expenses, executive compensation, director fees, legal fees, office rent and technology expenses.

Interest expense

Interest expense increased by approximately $9.1 million from $15.3 million in 2004 to $24.4 million in 2005 due to an increase in the Company’s weighted average debt outstanding, and an increase in the weighted average interest rate, partly offset by an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $281.9 million in 2004 to $435.0 million in 2005, which includes increases from:

•	a secured loan financing on the Hilton Alexandria Old Town in August 2004;

•	additional borrowings to purchase the Chaminade Resort and Conference Center in November 2004;

•	additional borrowings to purchase the Hilton San Diego Gaslamp Quarter in January 2005;

•	additional borrowings to purchase The Grafton on Sunset in January 2005;

•	assumption of the mortgage and additional borrowing to purchase the Westin Copley Place in August 2005;

•	assumption of the mortgage and additional borrowing to purchase the University Tower Hotel in December 2005;

•	additional borrowing to purchase the Hilton San Diego Resort in December 2005;

•	additional borrowing to purchase the Washington Grande Hotel in December 2005 ; and

•	additional borrowings under the Company’s credit facility to finance other capital improvements during 2005.

The above borrowings are offset by paydowns on the line of credit from proceeds from:

•	the sale of the Omaha Marriott on September 15, 2004;

•	a November 2004 common share offering;

•	an August 2005 preferred shares offering;

•	an October 2005 common share offering;

•	a December 2005 common share offering; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations increased from 4.6% in 2004 to 4.9% in 2005. Capitalized interest increased by approximately $0.4 million from $0.8 million in 2004 to $1.2 million in 2005, primarily due to 2005 capital expenditures related to the Lansdowne Resort development project.

Income taxes

Income tax benefit decreased approximately $1.2 million from $3.4 million in 2004 to $2.2 million in 2005. For 2005, the REIT incurred state and local income tax expense of approximately $1.5 million. LHL’s net loss before income tax benefit decreased by approximately $0.8 million from $9.7 million in 2004 to $8.9 million in 2005. Accordingly, in 2005 LHL recorded a federal income tax benefit of approximately $2.7 million (using an estimated tax rate of 30.8%) and a state and local tax benefit of approximately $0.9 million (using an estimated tax rate of 10.7%). The portion of LHL’s income tax benefit relating to the Omaha property, which the Company sold in 2004, was reclassified in 2004 to discontinued operations. The following table summarizes the change in income tax (benefit) expense (dollars in thousands):

	For the year ended December 31,
	2005	2004
REIT state and local tax expense	$1,469	$442
LHL federal, state and local tax benefit	(3,611)	(3,821)

Total tax benefit	(2,142)	(3,379)

Less: LHL federal, state and local tax benefit (expense) related to discontinued operations	19	(128)

Total tax benefit from continuing operations	$(2,123)	$(3,507)

As of December 31, 2005, the Company had a deferred tax asset of $18.2 million primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the Operating Partnership represents the common units limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to the common units minority interest based on the weighted average percentage ownership throughout the year. At December 31,

2005, the limited partners held 0.4% of the common units of the Operating Partnership. The following table summarizes the change in the common units minority interest (dollars in thousands):

	For the year ended December 31,
	2005	2004
Net income before common units minority interest	$35,696	$23,580
Weighted average common units minority interest percentage	0.84%	1.516%

Common units minority interest allocation	300	357
Less: minority interest allocation related to discontinued operations	—	(68)

Total allocation of minority interest to continuing operations	$300	$289

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by a third party. The increase from zero in 2004 to $1.4 million in 2005 is a result of the preferred units which were issued on August 31, 2005 related to the Westin Copley acquisition.

Discontinued operations

Net income from discontinued operations was the result of the sale of the Omaha property in September 2004. Net income from discontinued operations decreased by approximately $4.4 million from $4.4 million in 2004 to approximately zero in 2005. The following table summarizes net income from discontinued operations (dollars in thousands):

	For the year ended December 31,
	2005	2004
Net lease income from Omaha property	$—	$1,669
Net operating income (loss) from Omaha property	(45)	309
Gain on sale of Omaha property	—	2,636
Minority interest expense related to Omaha property	—	(68)
Income tax benefit (expense) related to Omaha property	19	(128)

Net income (loss) from discontinued operations	$(26)	$4,418

Distributions to preferred shareholders

Distributions to preferred shareholders increased $2.1 million from $12.5 million in 2004 to $14.6 million in 2005 due to distribution on the Series D Preferred Shares, which were not outstanding in 2004 and were issued in August 2005.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (16 hotels as of December 31, 2004), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $95.6 million, from $166.2 million in 2003 to $261.8 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$37.7 million increase from the Indianapolis Marriott Downtown, which was purchased in June 2003;

•	$15.6 million increase from the Lansdowne Resort, which was purchased in June 2003;

•	$9.4 million increase from the Westin City Center Dallas, which lease was transferred to LHL in July 2003;

•	$8.4 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$5.7 million increase from the Hotel George, which was purchased in September 2003; and

•	$1.0 million increase from Chaminade Resort and Conference Center, which was purchased in November 2004.

The remaining increase of $17.8 million, or 10.7%, is attributable to increases in RevPAR and associated food and beverage and other operating department revenues for other properties leased to LHL. While ADR increased, the majority of the increase in RevPAR is attributable to higher occupancies from stronger business travel.

Overall, travel levels improved in 2004, when the industry benefited from continued relatively strong leisure demand and significant increases in demand from business travels. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth throughout the year, with occupancies up an average of 4.9% during 2004. With demand improving during 2004, the Company began to find it easier to achieve increased ADRs. Nevertheless, both the leisure traveler and the business traveler, group and transient, continued to be price sensitive in 2004 and utilized an aggressive negotiation posture and internet sites to shop for the lowest rates. Additionally, the business was more competitive because transient guests tended to book their rooms closer to their time of stay than in the past, and transient rooms had prices lower than they otherwise would have. Despite these rate challenges, many of the Company’s hotels experienced ADR increases during 2004, especially the urban and convention hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third-party lessees (two hotels as of December 31, 2004) decreased $2.7 million from $21.3 million in 2003 to $18.6 million in 2004. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of gross hotel revenues pursuant to the respective participating lease. This decrease includes amounts that are not comparable year-over-year as follows:

•	$1.6 million decrease from the Westin City Center Dallas, which lease was transferred to LHL in July 2003.

The remaining decrease of $1.1 million, or 5.2%, is primarily as result of a decrease in RevPAR at San Diego Paradise Point Resort, which is leased to a third-party lessee. The lower RevPAR resulted from decreased occupancy and ADR from weak group and leisure demand and the difficult comparison to 2003’s first quarter that included the significant benefits to the San Diego Paradise Point Resort as a result of the Super Bowl held in San Diego.

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

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $7.2 million from $31.7 million in 2003 to $38.9 million in 2004. This increase includes amounts that are not comparable year-over-year as follows:

•	$4.9 million increase from the Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$1.7 million increase from the Lansdowne Resort, which was purchased in June 2003:

•	$1.2 million increase from the Hilton Alexandria Old Town, which was purchased in May 2004;

•	$0.6 million increase from the Hotel George, which was purchased in September 2003; and

•	$0.1 million increase from the Chaminade Resort and Conference Center, which was purchased in November 2004.

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

General and administrative expenses

General and administrative expenses increased approximately $1.1 million from $7.3 million in 2003 to $8.4 million in 2004, primarily as a result of increases in accounting fees, compliance costs and payroll-related expenses to executives and employees.

Interest expense

Interest expense increased by approximately $0.2 million from $15.1 million in 2003 to $15.3 million in 2004 due to an increase in the Company’s weighted average debt outstanding, offset by a decrease in the weighted average interest rate, and an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $234.4 million in 2003 to $281.9 million in 2004, which includes increases from:

•	additional borrowings to purchase San Diego Paradise Point Resort in December 2003;

•	additional borrowings to purchase Indianapolis Marriott Downtown in February 2004;

•	additional borrowings to purchase Hilton Alexandria Old Town in August 2004;

•	additional borrowings to purchase Chaminade Resort and Conference Center in November 2004;

•	additional borrowings to purchase Hotel George in September 2003; and

•	additional borrowings under the Company’s credit facility to finance other capital improvements during 2004.

The above borrowings are offset by paydowns on the line of credit from proceeds from:

•	a June 2003 common share offering;

•	a September 2003 Series B Preferred Share offering;

•	a November 2003 common share offering;

•	a May 2004 common share offering;

•	the sale of the Omaha Marriott on September 15, 2004;

•	a November 2004 common share offering; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations decreased from 5.3% in 2003 to 4.6% in 2004. Capitalized interest increased by approximately $0.5 million from $0.3 million in 2003 to $0.8 million in 2004, primarily due to 2004 capital expenditures related to the Lansdowne Resort development project.

Income taxes

Income tax benefit decreased approximately $2.2 million from $5.6 million in 2003 to $3.4 million in 2004. For 2004, the REIT incurred state and local income tax expense of approximately $0.4 million. LHL’s net loss before income tax benefit decreased by approximately $5.2 million from $14.9 million in 2003 to $9.7 million in 2004. Accordingly, for 2004, LHL recorded a federal income tax benefit of approximately $2.9 million (using an estimated tax rate of 30.8%) and a state and local tax benefit of approximately $0.9 million (using an estimated tax rate of 10.7%). The portion of LHL’s income tax benefit relating to the Omaha property, the New Orleans property and the Key West property, which the Company sold in 2003, was reclassified to discontinued operations. The following table summarizes the income tax (benefit) expense (dollars in thousands):

	For the year ended December 31,
	2004	2003
REIT state and local tax expense	$442	$457
LHL federal, state and local tax benefit	(3,821)	(6,099)

Total tax benefit	(3,379)	(5,642)

Less: LHL federal, state and local tax benefit (expense) related to discontinued operations	(128)	37

Total tax expense (benefit) from continuing operations	$(3,507)	$(5,605)

As of December 31, 2004, the Company had a deferred tax asset of $14.5 million primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2024 if not utilized by then. Management believes it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

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

Discontinued operations

Net income from discontinued operations is a result of the sale of the Omaha property, the Holiday Inn Key West property and the New Orleans property in September 2004, July 2003 and April 2003, respectively. Net income from discontinued operations decreased by approximately $32.6 million from $37.0 million in 2003 to $4.4 million in 2004. The following table summarizes net income from discontinued operations from 2004 and 2003 (dollars in thousands):

	For the year ended December 31,
	2004	2003
Net lease loss from New Orleans property	$—	$(123)
Net operating income from New Orleans property	—	59
Net lease income from Key West property	—	299
Net operating loss from Key West property	—	(444)
Net lease income from Omaha property	1,669	971
Net operating income from Omaha property	309	290
Gain on sale of New Orleans property	—	37,087
Loss on sale of Key West property	—	(425)
Gain on sale of Omaha property	2,636	—
Minority interest expense related to New Orleans property	—	2
Minority interest expense related to Key West property	—	(758)
Minority interest expense related to Omaha property	(68)	(23)
Income tax expense related to New Orleans property	—	(24)
Income tax benefit related to Key West property	—	184
Income tax expense related to Omaha property	(128)	(123)

Net income from discontinued operations	$4,418	$36,972

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

Non-GAAP Financial Measures

Funds From Operations and EBITDA

The Company considers the non-GAAP measures of FFO and earnings before interest, taxes, depreciation and amortization (“EBITDA”) to be key supplemental measures of the Company’s performance and should be considered along with, but not as alternatives to, net income as a measure of the Company’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO and EBITDA to be helpful in evaluating a real estate company’s operations.

The White Paper on FFO approved by NAREIT in April 2002 defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of properties and items classified by GAAP as extraordinary, plus real estate-related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO consistent with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.

With respect to FFO, the Company believes that excluding the effect of extraordinary items, real estate-related depreciation and amortization, and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of limited significance in evaluating current performance, can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. However, FFO may not be helpful when comparing the Company to non-REITs.

With respect to EBITDA, the Company believes that excluding the effect of non-operating expenses and non-cash charges, and the portion of these items related to unconsolidated entities, all of which are also based on historical cost accounting and may be of limited significance in evaluating current performance, can help eliminate the accounting effects of depreciation and amortization, and financing decisions and facilitate comparisons of core operating profitability between periods and between REITs, even though EBITDA also does not represent an amount that accrues directly to common shareholders.

Neither FFO nor EBITDA represents cash generated from operating activities determined by GAAP and should not be considered as alternatives to net income, cash flow from operations or any other operating performance measure prescribed by GAAP. Neither FFO nor EBITDA is a measure of the Company’s liquidity, nor is FFO or EBITDA indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Neither measurement reflects cash expenditures for long-term assets and other items that have been and will be incurred. FFO and EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company’s operating performance.

The following is a reconciliation between net income applicable to common shareholders and FFO for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	For the year ended December 31,
	2005	2004	2003
Funds From Operations (FFO):
Net income applicable to common shareholders	$20,767	$10,691	$28,036
Depreciation	48,494	38,937	33,582
Equity in depreciation of joint venture	811	1,053	1,019
Amortization of deferred lease costs	79	46	50
Minority interest:
Minority interest of common units in LaSalle Hotel Operating Partnership, L.P.	300	289	40
Minority interest in discontinued operations	—	68	779
Net gain on sale of properties disposed of	—	(2,636)	(36,662)

FFO	$70,451	$48,448	$26,844

Weighted average number of common shares and units outstanding:
Basic	30,896,022	27,153,145	20,455,409
Diluted	31,362,668	27,789,574	20,912,092

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	For the year ended December 31,
	2005	2004	2003
Earnings Before Interest, Taxes,
Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$20,767	$10,691	$28,036
Interest	24,354	13,081	14,331
Equity in interest expense of joint venture	787	573	590
Income tax (benefit) expense:
Income tax benefit	(2,123)	(3,507)	(5,605)
Income tax (benefit) expense from discontinued operations	(19)	128	(37)
Depreciation and other amortization	48,850	41,314	37,213
Equity in depreciation/amortization of joint venture	900	1,164	1,130
Minority interest:
Minority interest of common units in LaSalle Hotel Operating Partnership, L.P.	300	289	40
Minority interest of preferred units in LaSalle Hotel Operating Partnership, L.P.	1,419	—	—
Minority interest in discontinued operations	—	68	779
Distributions to preferred shareholders.	14,629	12,532	10,805

EBITDA	$109,864	$76,333	$87,282

The Hotels

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the years ended December 31, 2005 and 2004, respectively.

	Year ended December 31,
	2005	2004	Variance
Total Portfolio
Occupancy	71.3%	69.1%	3.2%
ADR	$170.43	$158.16	7.8%
RevPAR	$121.49	$109.22	11.2%

Off-Balance Sheet Arrangements

Investment in Joint Venture

The Company is a party to a joint venture (the “Joint Venture”) arrangement with The Carlyle Group, an institutional investor that owns the 1,192-room Chicago Marriott Downtown in Chicago, Illinois. The Company owns a non-controlling 9.9% equity interest in the Joint Venture. The Company receives an annual preferred return in addition to its pro rata share of annual cash flow. The Company also has the opportunity to earn an incentive participation in net sale or refinancing proceeds based upon the achievement of certain overall investment returns, in addition to its pro rata share of net sale or refinancing proceeds. The Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc., in which the Company also owns a non-controlling 9.9% equity interest. The Carlyle Group owns a 90.1% controlling interest in both the Joint Venture that owns the Chicago Marriott Downtown and Chicago 540 Lessee, Inc. Marriott International, Inc. operates the Chicago Marriott Downtown pursuant to a long-term incentive-based operating agreement. As the controlling partner, The Carlyle Group may elect to dispose of the Chicago Marriott Downtown without the Company’s consent. The Company accounts for its non-controlling 9.9% equity interest in each of the Joint Venture that owns the Chicago Marriott Downtown and Chicago 540 Lessee, Inc. under the equity method of accounting.

The Joint Venture was subject to two mortgage loans for an aggregate principal amount of $120.0 million. The mortgage loans had two-year terms, and were due to expire in July 2004. On April 6, 2004, the Joint Venture refinanced its existing two mortgage loans with a new mortgage loan for an aggregate principal amount of $140.0 million. Upon refinancing, the Company received approximately $1.8 million in cash representing its prorated share of the proceeds. The new mortgage loan has a two-year term, expires in April 2006, and can be extended at the option of the Joint Venture for three additional one-year terms. The mortgage bears interest at the London InterBank Offered Rate plus 2.25%. The Joint Venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 7.25%, effectively limiting the rate on the mortgage to 9.5%. As of December 31, 2005, the interest rate on this mortgage was 6.6%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures the mortgage. The Company’s pro rata share of the mortgage loan is approximately $13.9 million and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for this mortgage.

On November 2, 2004, the Joint Venture obtained a three and a half year commitment for a $5.75 million credit facility to be used for partial funding of furniture, fixtures and equipment (“FF&E”) costs related to the property. The FF&E credit facility matures on the earlier of i) April 30, 2008, or ii) three years from the date on which the final borrowing is made. The borrower has an option to borrow portions of the principal debt bearing interest with reference to the base rate or to LIBOR, and portions may be converted from one interest basis to another. Base rate will be the greater of i) the rate established by the lender as a base rate and which is designated by the lender as its U.S. prime rate, or ii) the Federal Funds Rate plus 0.50%. LIBOR rate will be set two business days before the start of an interest period. The Joint Venture purchased a cap on London InterBank Offered Rate capping the London InterBank Offered Rate at 7.5%. Consistent with the Company’s ownership interest, it is guaranteeing 9.9% of the credit facility. The Company’s maximum exposure under the FF&E facility is $0.6 million, and the guarantee will expire at the maturity of the credit facility. In the event of default, any outstanding principal and accrued interest will be due and payable. As of December 31, 2005, the Company’s pro rata share of the borrowings outstanding under the FF&E Facility was $0.5 million.

Tax Indemnification Agreement

Pursuant to the acquisition of the Westin Copley Place, the Company entered into a Tax Reporting and Protection Agreement (the “Tax Agreement”) with SCG Copley Square LLC (“SCG”). Under the Tax Agreement, the Company is required, among other things, to indemnify SCG (and its affiliates) for certain income tax liabilities that such entities would incur if the Westin Copley Place was transferred by the Company in a taxable transaction or if the Company fails to maintain a certain level of indebtedness with respect to the Westin Copley Place or its operations. The obligations of the Company under the Tax Protection Agreement (i) do not apply in the case of a foreclosure of the Westin Copley Place, if certain specified requirements are met, (ii) are limited to $20.0 million (although a limitation of $10.0 million is applicable to certain specified transactions), and (iii) terminates on the earlier of the 10th anniversary of the Company’s acquisition of the Westin Copley Place or January 1, 2016. The Company believes that the likelihood that the Company will be required to pay under this Tax Agreement is remote, and therefore, a liability has not been recorded.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management, franchise, and mortgage agreements. The Company’s aggregate obligation under the reserve funds was approximately $30.2 million at December 31, 2005. Three management agreements, one franchise agreement and one mortgage agreement require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. As of December 31, 2005, $8.8 million was available in restricted cash reserves for future capital expenditures. Twenty of the management agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of December 31, 2005, the total amount obligated for potential future capital expenditures but not set aside in restricted cash reserves was $21.5 million. In addition, one of the twenty hotels with a management agreement which does not require the cash to be set aside, also has a loan agreement which requires the Company to set aside an additional reserve of a minimal amount. Amounts will be recorded as incurred. As of December 31, 2005, purchase orders and letters of commitment totaling approximately $16.5 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of hotel operating cash flow distributed by LHL and the Operating Partnership’s cash flow from the participating leases. The Company’s senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions. There are currently no other contractual or other arrangements limiting payment of distributions by the Operating Partnership. Similarly, LHL is a wholly-owned subsidiary of the Operating Partnership. Payments to the Operating Partnership are required pursuant to the terms of the lease agreements between LHL and the Operating Partnership relating to the properties owned by the Operating Partnership and leased by LHL. Except for the security deposits required under the participating leases for the two hotels not leased by LHL, the lessees’ obligations under the participating leases are unsecured and the lessees’ abilities to make rent payments to the Operating Partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, are dependent on the lessees’ abilities to generate sufficient cash flow from the operations of the hotels.

In addition, cash flow from hotel operations is subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels, including competition from internet wholesalers and distributors;

•	increases in operating costs including wages, benefits, insurance, property taxes and energy due to inflation and other factors, which may not be offset in the future by increases in room rates;

•	labor strikes, disruptions or lockouts that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	terrorism, terrorism alerts and warnings and military actions such as the war in Iraq, and SARS, pandemics or other medical events which may cause decreases in business and leisure travel; and

•	adverse affects of weak general and local economic conditions.

These factors could adversely affect the ability of the hotel operators to generate revenues and therefore adversely affect the lessees of the Company’s hotels and their ability to make rental payments to the Company pursuant to the participating leases and therefore impact the Company’s liquidity.

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of December 31, 2005 (dollars in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Contractual Obligations
Mortgage loans (3)	$659,447	$30,135	$113,666	$176,921	$338,725
Ground rent (4)	158,259	4,084	8,168	8,168	137,839
Massport bonds (3)	44,338	1,575	42,763	—	—
Purchase commitments (1) Purchase orders and letters of commitment	16,500	16,500	—	—	—

Total contractual obligations	$878,544	52,294	164,597	185,089	476,564
Commercial Commitments
Borrowings under credit facilities (3)	$35,345	1,876	33,469	—	—

Preferred Shares and Units
Dividends payable and redemption preferences on preferred shares and units (2)	$386,796	22,733	159,846	100,544	103,673

Total contractual obligations, commercial commitments and dividends on preferred shares and units excluding off-balance sheet arrangements	$1,300,685	$76,903	$357,912	$285,633	$580,237

Off-Balance Sheet Obligation
Mortgage loans—CIGNA
Chicago Hotel Venture (3)	$14,113	14,113	—	—	—
Chicago Hotel Venture—FF&E LOC Guarantee (3)	506	208	298	—	—

Total obligations and commitments	$1,315,304	$91,224	$358,210	$285,633	$580,237

(1)	As of December 31, 2005, purchase orders and letters of commitment totaling approximately $16.5 million had been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire.
(2)	The Class A, B, C and D preferred shares/units are redeemable at the option of the Company for $25.00 per share after the respective optional redemption date. The future obligations include future dividends on preferred shares/units through the optional redemption date and the redemption amount is included on the optional redemption date.
(3)	Amounts include interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt. Interest expense on the variable interest computed based upon the rate at December 31, 2005.
(4)	Amounts calculated based on the annual minimum future ground lease payments that extend through the term of the lease.

Credit Facility

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million. On June 9, 2005, the Company amended the credit facility to extend the credit facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) ninety percent of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2005, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2005 and 2004, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 5.0% and 3.7%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2005. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of approximately $0.5 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the Company had $30.0 million and zero, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the credit facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2005, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate under the LHL credit facility for the years ended December 31, 2005 and 2004 was 4.9% and 3.6%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an immaterial commitment fee for each of the years ended December 31, 2005 and 2004. At December 31, 2005 and 2004, the Company had $0.7 million and zero, respectively, of outstanding borrowings under LHL credit facility.

Debt

Debt at December 31, 2005 and December 31, 2004, consists of the following (in thousands):

	Interest Rate at December 31, 2005	Maturity Date	Balance Outstanding at
Debt			December 31, 2005	December 31, 2004
Credit Facilities
Senior Unsecured Credit Facility	Floating	June 2008	$30,000	$—
LHL Unsecured Credit Facility	Floating	June 2008	655	—
Massport Bonds
Harborside Hyatt Conference Center & Hotel (b)	Floating(a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (b)	Floating(a)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage debt
Indianapolis Marriott Downtown	3.56%(c)	February 2007	57,000	57,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009	41,744	42,665
San Diego Paradise Point Resort	6.93%	February 2009	17,324	17,686
San Diego Paradise Point Resort	4.61%	February 2009	45,235	46,180
Hilton Alexandria Old Town	4.98%	September 2009	33,534	34,230
Le Montrose Suite Hotel	8.08%	July 2010	13,847	14,049
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	—
University Tower Hotel (d)	6.28%	August 2014	11,376	—
Westin Copley Place	5.28%	August 2015	210,000	—

Total mortgage debt			489,660	211,810

Total Debt (e)			$562,815	$254,310

(a)	Variable interest rate based on a weekly floating rate. The interest rate at December 31, 2005 was 4.45% and 3.6% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 2% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007. The GE Capital letters of credit are secured by the Harborside Hyatt and a $6.0 million letter of credit from the Company.
(c)	Variable interest rate of LIBOR plus 1%. The Company has entered into a three-year fixed interest rate swap that fixes the LIBOR rate at 2.56% and therefore, fixes the mortgage interest rate at 3.56%.
(d)	Mortgage loan includes unamortized premium of $615 as of December 31, 2005.
(e)	Debt does not include the Company’s 9.9% share ($13,860) of the $140,000 debt of the joint venture which is secured by the Chicago Marriott Downtown or the Company’s share ($465) of the Chicago Marriott line of credit facility which had a balance of $4,694 at December 31, 2005.

Properties Leased to LHL

Effective January 1, 2001, LHL became a wholly-owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code. LHL leased 23 hotels as of December 31, 2005 and currently leases the following 24 hotels owned by the Company:

•     Seaview Resort and Spa

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

•     Hotel George

•     Indianapolis Marriott Downtown

•     Hilton Alexandria Old Town

•     Chaminade Resort and Conference Center

•     Hilton San Diego Gaslamp Quarter

•     The Grafton on Sunset

•     Onyx Hotel

•     Westin Copley Place

•     University Tower Hotel

•     Hilton San Diego Resort

•     Washington Grande Hotel

•     LeParc Suite Hotel

Equity Issuances

In June 2003, the Company completed an underwritten public offering of 2,041,000 common shares. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $29.1 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. On July 1, 2003, the Company issued an additional 204,000 common shares pursuant to an over-allotment option for approximately $2.9 million after deducting underwriting discounts and commissions.

In September 2003, the Company completed an underwritten public offering of 1,000,000 shares of 8 3/8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share). After deducting underwriting discounts and commission, the Company raised net proceeds of approximately $24.4 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. On October 1, 2003, the Company issued an additional 100,000 Series B Preferred Shares pursuant to an over-allotment option for approximately $2.4 million after deducting underwriting discounts and commissions.

In November 2003, the Company completed an underwritten public offering of 3,000,000 common shares. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $50.0 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility.

On May 12, 2004, the Company completed an underwritten public offering of 2,700,000 common shares. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $55.4 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. The Company sold an additional 300,000 common shares on May 13, 2004, pursuant to an over-allotment option for approximately $6.2 million after deducting underwriting discounts and commissions.

On November 16, 2004, the Company completed an underwritten public offering of 1,750,000 common shares. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $54.9 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund in part, the Company’s acquisition of Chaminade Resort and Conference Center and Hilton San Diego Gaslamp Quarter.

On August 19, 2005, the Company completed an underwritten public offering of 3,000,000 shares of 7 1/2% Series D Cumulative Redeemable Preferred Shares (liquidation preference of $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $73.0 million. On August 30, 2005, the Company issued an additional 170,000 Series D Preferred Shares pursuant to an over-allotment option for approximately $4.1 million after deducting underwriting discounts and commissions. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund, in part, the Company’s acquisition of the Westin Copley Place.

On October 12, 2005, the Company completed an underwritten public offering of 2,200,000 common shares. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $74.3 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund, in part, the Company’s acquisitions of the University Tower Hotel, the Hilton San Diego Resort, and the Washington Grande Hotel (formerly the Holiday Inn Downtown).

On December 9, 2005, the Company completed an underwritten public offering of 3,450,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $113.4 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund, in part, the Company’s acquisitions of the University Tower Hotel, the Hilton San Diego Resort, and the Washington Grande Hotel (formerly the Holiday Inn Downtown).

Sources and Uses of Cash

At December 31, 2005, the Company had approximately $10.2 million of cash and cash equivalents and approximately $20.8 million of restricted cash reserves.

Net cash provided by operating activities was approximately $86.3 million for the year ended December 31, 2005 primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $413.5 million for the year ended December 31, 2005 primarily due to the purchases of the Hilton San Diego Gaslamp Quarter, The Grafton on Sunset, Onyx Hotel, Westin Copley Place, University Tower Hotel, Hilton San Diego Resort and Washington Grande Hotel, outflows for improvements and additions at the hotels, the funding of restricted cash reserves, offset by proceeds from restricted cash reserves.

Net cash provided by financing activities was approximately $305.3 million for the year ended December 31, 2005, comprised of borrowings under the senior unsecured credit facility, proceeds from mortgage loans, proceeds from the exercise of share options and proceeds from the October 12, 2005 and December 9, 2005 common share offerings and the August 19, 2005 preferred share offering, offset by repayments of borrowings under the senior unsecured credit facility, payment of distributions to the common shareholders and unitholders and payments of distributions to preferred shareholders and mortgage loan repayments.

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

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management, franchise, and mortgage agreements. The Company’s aggregate obligation under the reserve funds was approximately $30.2 million at December 31, 2005. Three management agreements, one franchise agreement and one mortgage agreement require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. As of December 31, 2005, $8.8 million was available in restricted cash reserves for future capital expenditures. Twenty of the management agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of December 31, 2005, the total amount obligated for potential future capital expenditures but not set aside in restricted cash reserves was $21.5 million. In addition, one of the twenty hotels with a management agreement which does not require the cash to be set aside, also has a loan agreement which requires the Company to set aside an additional reserve of a minimal amount. Amounts will be recorded as incurred. As of December 31, 2005, purchase orders and letters of commitment totaling approximately $16.5 million have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

The Joint Venture lease requires that the Joint Venture reserve restricted cash of 5.0% of the Chicago Marriott Downtown’s annual revenues; however, the Joint Venture is not consolidated in the Company’s financial statements and, therefore, the amount of restricted cash reserves relating to the Joint Venture is not recorded on the Company’s books and records.

Subsequent Events

On January 1, 2006, the Company repurchased 27,675 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued these 27,675 treasury shares related to (i) compensation to the Board of Trustees and (ii) issuance of restricted common shares of beneficial interest to the Company’s executive officers.

On January 6, 2006, the joint venture that owns the Chicago Marriott Downtown in which the Company holds a non-controlling 9.9% equity interest, signed a term sheet to refinance its mortgage and furniture, fixtures and equipment line of credit by obtaining a new $220.0 million mortgage with a variable interest rate of LIBOR plus 1.85%. Upon closing, the Company’s pro rata share of the mortgage loan will be approximately $21.8 million.

On January 13, 2006, the Company declared monthly cash distributions to shareholders of the Company and partners of the Operating Partnership, in the amount of $0.10 per common share of beneficial interest/unit for each of the months of January, February and March 2006.

On January 13, 2006, the Company paid its December 2005 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unit holders of record as of December 31, 2005.

On January 13, 2006, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended December 31, 2005 to Series A preferred shareholders of record at the close of business on January 1, 2006.

On January 13, 2006, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended December 31, 2005 to Series B preferred shareholders of record at the close of business on January 1, 2006.

On January 13, 2006, the Company paid its preferred distribution of $0.47 per Series D Preferred Share for the quarter ended December 31, 2005 to Series D preferred shareholders of record at the close of business on January 1, 2006.

On January 13, 2006, the Company paid its preferred distribution of $0.45 per Series C Unit for the quarter ended December 31, 2005 to Series C preferred unitholders of record at the close of business on January 1, 2006.

On January 17, 2006, the Company signed an agreement to acquire a 100% interest in the House of Blues Hotel, a 367-room, full-service hotel, and related Marina City retail and parking facilities, all located in Chicago, Illinois, for $114.5 million subject to customary closing conditions and requirements. The closing is expected to occur during the first quarter of 2006.

On January 27, 2006, the Company granted 34,697 restricted common shares of beneficial interest to the Company’s executive officers. The restricted shares granted vest over three years, starting January 1, 2008. These common shares were issued under the 1998 share option and incentive plan.

On January 27, 2006, the Company acquired a 100% interest in the LeParc Suite Hotel, a 154-room upscale full-service hotel located in West Hollywood, California, for $47.0 million. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL and Outrigger Lodging Services was retained to manage the property.

On January 27, 2006, 92,893 common units of limited partnership interest in the Operating Partnership were redeemed for an equal number of common shares in the Company.

On January 30, 2006, the Company signed an agreement to acquire a 100% interest in the Westin Michigan Avenue, a 751-room, upscale full-service hotel located in Chicago, Illinois, for $215.0 million, subject to customary closing conditions and requirements. The closing is expected to occur during the first quarter of 2006. The property will continue to be managed by Starwood Hotels & Resorts.

On February 7, 2006, the Company completed an underwritten public offering of 3,250,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $119.8 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes including acquisitions. The Company granted the underwriters an option to purchase up to 487,500 additional common shares to cover over-allotments. This option may be exercised any time before March 3, 2006. As of February 22, 2006 this option has not been exercised.

On February 8, 2006, the Company completed an underwritten public offering of 3,050,000 shares of 8.0% Series E Cumulative Redeemable Preferred Shares (the Series E Preferred Shares) par value $0.01 per share (liquidation preference $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $74.3 million. The net proceeds will be used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes including acquisitions. On February 16, 2006, the Company issued an additional 450,000 Series E Preferred Shares pursuant to an over-allotment option for approximately $11.0 million after deducting underwriters discounts and commissions.

On February 15, 2006, the Company paid its January 2006 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of January 31, 2006.

On February 15, 2006, the tax-exempt special project revenue bond and the taxable special project revenue bond, both issued by the Massachusetts Port Authority, were remarketed with the supporting letters of credit being provided by Royal Bank of Scotland, replacing GE Commercial Credit. The cost of the supporting letters of credit was reduced from 2% to 1.35%. The bonds are secured by the letters of credit and the letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.

On February 21, 2006, the Washington Grande Hotel (formerly the Holiday Inn Downtown) was closed for renovations. The Company plans to invest over $21 million in a renovation and repositioning similar to those performed on the Company’s DC Urban Collection purchased in March 2001. After completion of the renovation and repositioning in 2007, the hotel will be operated as a luxury high-style, independent hotel.

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

The Company’s expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and LHL hotel operating expenses) are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for energy costs, property and casualty insurance, liability insurance, property tax rates, employee benefits, and some wages, which are expected to increase at rates higher than inflation, and except for instances in which the properties are subject to periodic real estate tax reassessments.

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2005, approximately 15.2% (including the Company’s $14.3 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel) of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company may utilize derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.

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

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing as of each valuation date. For the majority of financial instruments including most derivatives and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds, lines of credit and an interest rate swap. For debt obligations, the table presents scheduled maturities and related weighted average interest rates by expected maturity dates. The debt securing the Indianapolis Marriott Downtown has been included in fixed rate debt because the Company has an interest rate swap in place which is not used for trading purposes and effectively fixes the interest rate on the debt.

(Dollars in million)	2006	2007	2008	2009	2010	Thereafter	Total
Fixed Rate Debt	$3,580	$60,816	$4,054	$128,495	$13,181	$279,534	$489,660
Weighted Average Interest	6.2%	3.7%	6.2%	6.0%	8.0%	5.3%	5.4%
Variable Rate Debt	—	$42,500	$30,655	—	—	—	$73,155
Weighted Average Interest	—	3.7%	6.1%	—	—	—	4.7%

Total	$3,580	$103,316	$34,709	$128,495	$13,181	$279,534	$562,815

The table above presents the principal amount of debt maturing each year, including annual amortization of principal, through December 31, 2010 and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2005 and does not reflect indebtedness incurred after that date. The Company’s ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The Company employs interest rate swaps to hedge against interest rate fluctuations. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the LIBOR at 2.56% for $57.0 million of the Company’s mortgage loan secured by the Indianapolis hotel and therefore fixes the mortgage rate at 3.56%.

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of December 31, 2005, approximately $87.5 million of the Company’s aggregate indebtedness (15.2% of total indebtedness), including the Company’s $14.3 million pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown hotel, was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt increase by 0.25%, the increase in interest expense on the variable long-term rate debt would decrease future earnings and cash flows by approximately $0.3 million annually. On the other hand, if market rates of interest on the variable rate long-term debt decrease by 0.25%, the decrease in interest expense on the variable rate long-term debt would increase future earnings and cash flows by approximately $0.3 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $87.5 million, the balance at December 31, 2005.

Item 8.	Consolidated Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Trustees.

Based on management’s evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Company acquired Onyx Hotel, Westin Copley Place, University Tower Hotel, Hilton San Diego Resort and Washington Grande Hotel, formerly the Holiday Inn Downtown, on May 18, 2005, August 31, 2005, December 8, 2005, December 15, 2005, and December 16, 2005, respectively, and has excluded from its assessment of effectiveness of internal control over financial reporting as of December 31, 2005, these hotels’ internal control over financial reporting associated with total assets of $524.5 million and total revenues of $34.8 million as of and for the year ended December 31, 2005.

Changes in Internal Controls – There was no change to the Company’s internal controls over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Trustees and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Election of Trustees” and “Audit Committee Report.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the material in the Proxy Statement under the captions “Equity Compensation Plans,” “Election of Trustees” and “Principal and Management Shareholders.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the material in the Proxy Statement under the captions “Equity Compensation Plan,” “Election of Trustees” and “Principal and Management Shareholders.”

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material in the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accountants—Fee Disclosure.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

Included herein at pages F-1 though F-39

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

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

2.1	Purchase and Sale Agreement dated as of May 6, 2004, by and between LNR Alexandria Limited Partnership, a Delaware limited partnership, and LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (16)

2.2	Purchase and Sale Agreement dated as of December 17, 2003, by and between Convention Hotel Partners, LLC, an Indiana limited liability company, and LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (17)

2.3	Purchase and Sale Agreement dated as of January 26, 2006, by and between JER/WMA, LLC, a Delaware limited liability company, and LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (13)

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles supplementary)

3.2	Amended and Restated Bylaws of the Registrant (4)

4.1	Form of Common Share of Beneficial Interest (1)

4.2	Common Share Purchase Right dated April 29, 1998 (LaSalle Partners) (3)

4.3	Common Share Purchase Right dated April 29, 1998 (Steinhardt) (3)

4.4	Common Share Purchase Right dated April 29, 1998 (Cargill) (3)

10.1	Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 29, 1998 (3)

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002 (9)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of September 30, 2003

10.4	Form of Third Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P. (12)

10.5	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 22, 2005 (11)

Exhibit Number	Description of Exhibit

10.6	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of February 6, 2006 (19)

10.7	Form of Articles of Incorporation and Bylaws of the Advisor (1)

10.8	Contribution and Sale Agreement, dated August 12, 2005, by and among LaSalle Hotel Properties, LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Lessee, Inc., W. Copley Boston Corporation, and SCG Copley Square LLC (12)

10.9	Omnibus Contribution Agreement By and Among LaSalle Hotel Operating Partnership, L.P. and the Contributors named herein (1)

10.10	Contribution Agreement (Steinhardt) (1)

10.11	Contribution Agreement (Cargill) (1)

10.12	Contribution Agreement (OLS Visalia) (1)

10.13	Contribution Agreement (OLS Le Montrose) (1)

10.14	Contribution Agreement (Durbin) (1)

10.15	Contribution Agreement (Radisson) (1)

10.16	Form of Management Agreement (1)

10.17	Form of Lease (1)

10.18	Form of Lease with Affiliated Lessees (1)

10.19	Form of Supplemental Representations, Warranties and Indemnity Agreement (1)

10.20	Form of Pledge and Security Agreement (1)

10.21	Subscription Agreement (with registration rights), dated as of May 28, 1998, by WestGroup San Diego Associates, Ltd. (2)

10.22	Lease Agreement, dated as of June 1, 1998, by and between LHO Mission Bay Hotel, L.P. and WestGroup San Diego Associates, Ltd. (2)

10.23	Promissory Note Secured by Leasehold Mortgage in the original principal amount of $210,000,000 made by LHO Backstreets, L.L.C. and dated as of August 30, 2005 (14)

10.24	Leasehold Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) by LHO Backstreets, L.L.C., as Mortgagor, and Mortgage Electronic Registration Systems, Inc., as Mortgagee and dated August 30, 2005 (14)

10.25	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (LaSalle Partners) (3)

10.26	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Steinhardt) (3)

10.27	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Cargill) (3)

10.28	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (LaSalle Partners) (3)

10.29	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Steinhardt) (3)

10.30	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Cargill) (3)

10.31	Loan and Trust Agreement, dated as of December 15, 1990, as amended and restated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership, and Shawmut Bank, N.A., as trustee (3)

Exhibit Number	Description of Exhibit

10.32	Credit Enhancement Agreement, dated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A. (3)

10.33	Form of First Amendment to Lease with Affiliated Lessee (5)

10.34	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through April 21, 2005 (6)*

10.35	Form of Second Amendment to Lease with Affiliate Lessee (5)

10.36	Amended and Restated Advisory Agreement and Employee Lease Agreement dated January 1, 2000 between LaSalle Hotel Properties and LaSalle Hotel Advisors, Inc. (7)

10.37	Stock Purchase Agreement dated July 28, 2000 by and among LaSalle Hotel Operating Partnership, L.P. and LaSalle Hotel Co-Investment, Inc., LPI Charities and LaSalle Hotel Properties (8)

10.38	Amended and Restated Senior Unsecured Credit Agreement entered into on June 9, 2005 among Bank of Montreal, Bank of America, N.A., the other lenders named therein and LaSalle Hotel Operating Partnership, L.P. (15)

10.39	Guaranty and Contribution Agreement made as of June 9, 2005 by LaSalle Hotel Properties and certain of its subsidiaries (15)

10.40	Environmental Indemnification Agreement made as of June 9, 2005 by LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties and certain of their subsidiaries (15)

10.41	Termination and Services Agreement dated December 28, 2000 by and among LaSalle Hotel Properties, and LaSalle Hotel Advisors, Inc. and LaSalle Investment Management, Inc. (8)

10.42	Change in Control Severance Agreement between Jon E. Bortz and LaSalle Hotel Properties dated as of January 28, 2002 (10)*

10.43	Change in Control Severance Agreement between Hans S. Weger and LaSalle Hotel Properties dated as of January 28, 2002 (10)*

10.44	Change in Control Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties dated as of January 28, 2002 (10)*

12.1	Calculation of the Registrant’s Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (18)

21	List of subsidiaries

23	Consent of KPMG LLP

24.1	Power of Attorney (included in Part IV of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) and incorporated to Amendment No. 1 herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Form 8-K (No. 001-14045) report filed with the SEC on June 15, 1998 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Form 10-Q (No. 001-14045) filed with the SEC on August 14, 1998 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Form S-3 (No. 333-104054) filed with the SEC on March 27, 2003 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s Form 10-Q (No. 001-14045) filed with the SEC on May 12, 1999 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-125058) filed with the SEC on May 19, 2005 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Form 10-Q (No. 001-14045) filed with the SEC on August 2, 2000 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Form 10-K (No. 001-14045) filed with the SEC on March 27, 2001 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on March 12, 2002 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Form 10-K filed with the SEC on February 19, 2003 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on August 24, 2005 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on August 16, 2005 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on January 30, 2006 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on September 7, 2005 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on June 14, 2005 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Form 8-K/A report filed with the SEC on July 1, 2004 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Form 8-K/A report filed with the SEC on March 3, 2004 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-3ASR (No. 333-131384) and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on February 8, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: February 22, 2006	BY:	/s/ HANS S. WEGER
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

Date	Signature

February 22, 2006	/s/ JON E. BORTZ Jon E. Bortz	Chairman, President and Chief Executive Officer (Principal Executive Officer)

February 22, 2006	/s/ DARRYL HARTLEY-LEONARD Darryl Hartley-Leonard	Trustee

February 22, 2006	/s/ KELLY L. KUHN Kelly L. Kuhn	Trustee

February 22, 2006	/s/ WILLIAM S. MCCALMONT William S. McCalmont	Trustee

February 22, 2006	/s/ DONALD S. PERKINS Donald S. Perkins	Trustee

February 22, 2006	/s/ STUART L. SCOTT Stuart L. Scott	Trustee

February 22, 2006	/s/ DONALD A. WASHBURN Donald A. Washburn	Trustee

February 22, 2006	/s/ MICHAEL D. BARNELLO Michael D. Barnello	Chief Operating Officer and Executive Vice President of Acquisitions

February 22, 2006	/s/ HANS S. WEGER Hans S. Weger	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

LASALLE HOTEL PROPERTIES

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

LaSalle Hotel Properties:

We have audited the consolidated financial statements of LaSalle Hotel Properties (the Company) as listed in the accompanying Index to Financial Statements. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying Index to Financial Statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Chicago, Illinois

February 22, 2006

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

LaSalle Hotel Properties:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LaSalle Hotel Properties (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that LaSalle Hotel Properties maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, LaSalle Hotel Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

LaSalle Hotel Properties acquired Onyx Hotel, Westin Copley Place, University Tower Hotel, Hilton San Diego Resort and Washington Grande Hotel on May 18, 2005, August 31, 2005, December 8, 2005, December 15, 2005 and December 16, 2005, respectively, and management excluded from its assessment of the effectiveness of LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2005, these hotels’ internal control over financial reporting associated with total assets of approximately $524,473,000 and total revenues of approximately $34,752,000 included in the consolidated financial statements of LaSalle Hotel Properties as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of LaSalle Hotel Properties also excluded an evaluation of the internal control over financial reporting of these hotels.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaSalle Hotel Properties as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 22, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Chicago, Illinois

February 22, 2006

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31, 2005	December 31, 2004
Assets:
Investment in hotel properties, net (Note 4)	$1,392,344	$739,733
Property under development (Note 4)	11,681	32,508
Investment in joint venture (Note 2)	978	1,341
Cash and cash equivalents	10,153	32,102
Restricted cash reserves (Note 9)	20,845	7,430
Rent receivable	2,238	1,527
Hotel receivables (net of allowance for doubtful accounts of approximately $987 and $255, respectively)	17,678	8,227
Deferred financing costs, net	4,504	4,283
Deferred tax asset	18,176	14,500
Prepaid expenses and other assets	21,021	17,945

Total assets	$1,499,618	$859,596

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 8)	$30,655	$—
Bonds payable (Note 8)	42,500	42,500
Mortgage loans (including unamortized premium of $615 and zero, respectively) (Note 8)	489,660	211,810
Accounts payable and accrued expenses (Note 9)	47,992	35,338
Advance deposits	4,623	4,423
Accrued interest	2,531	1,181
Distributions payable	8,239	5,554
Liabilities of assets sold (Note 6)	—	162

Total liabilities	626,200	300,968
Minority interest of common units in LaSalle Hotel Operating Partnership, L.P. (Note 2)	2,597	4,554
Minority interest of preferred units in LaSalle Hotel Operating Partnership, L.P	59,739	—
Commitments and contingencies (Note 9)	—	—

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, (Note 10) 10 1/4% Series A (liquidation preference $99,798)—3,991,900 shares issued and outstanding at December 31, 2005 and 2004, respectively	40	40
8 3/8 % Series B (liquidation preference $27,500)—1,100,000 shares issued and outstanding at December 31, 2005 and 2004, respectively	11	11
7 1/4% Series C—zero shares issued and outstanding at December 31, 2005 and 2004, respectively	—	—
7 1/2% Series D (liquidation preference $79,250)- 3,170,000 and 0 shares issued and outstanding at December 31, 2005 and 2004, respectively	32	—
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized and 36,053,809 and 29,880,047 shares issued and outstanding at December 31, 2005 and 2004, respectively (Note 10)	361	299
Additional paid-in capital, including offering costs of $36,790 and $31,853 at December 31, 2005 and 2004, respectively	898,483	617,742
Deferred compensation	(3,507)	(2,332)
Accumulated other comprehensive income (Note 12)	1,353	965
Distributions in excess of retained earnings	(85,691)	(62,651)

Total shareholders’ equity	811,082	554,074

Total liabilities and shareholders’ equity	$1,499,618	$859,596

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2005	2004	2003
Revenues:
Hotel operating revenues:
Room revenue	$225,920	$152,100	$92,951
Food and beverage revenue	115,699	86,404	56,266
Other operating department revenue	30,605	23,291	16,941

Total hotel operating revenues	372,224	261,795	166,158
Participating lease revenue	21,527	18,635	21,284
Other income	862	187	919

Total revenues	394,613	280,617	188,361

Expenses:
Hotel operating expenses:
Room	54,138	38,912	25,069
Food and beverage	78,828	59,951	40,256
Other direct	17,177	13,349	9,371
Other indirect (Note 14)	106,525	74,486	48,389

Total hotel operating expenses	256,668	186,698	123,085
Depreciation and other amortization	48,850	38,933	31,665
Real estate taxes, personal property taxes and insurance	15,792	11,891	9,347
Ground rent (Note 9)	3,986	3,493	3,561
General and administrative	10,301	8,398	7,292
Impairment of investment in hotel property	—	—	2,453
Lease termination expenses (Note 9)	1,000	850	10
Other expenses	185	632	251

Total operating expenses	336,782	250,895	177,664

Operating income	57,831	29,722	10,697
Interest income	788	361	353
Interest expense	(24,354)	(15,349)	(15,050)

Income (loss) before income tax benefit, minority interest, equity in earnings of Joint Venture and discontinued operations	34,265	14,734	(4,000)
Income tax benefit (Note 15)	2,123	3,507	5,605
Minority interest of common units in LaSalle Hotel Operating
Partnership, L.P	(300)	(289)	(40)
Minority interest of preferred units in LaSalle Hotel Operating
Partnership, L.P	(1,419)	—	—
Equity in earnings of Joint Venture (Note 2)	753	853	304

Income from continuing operations	35,422	18,805	1,869

Discontinued operations (Note 6):
Income (loss) from operations of properties disposed of, including gain on disposal of assets	(45)	4,614	37,714
Minority interest, net of tax	—	(68)	(779)
Income tax benefit (expense) (Note 15)	19	(128)	37

Net income (loss) from discontinued operations	(26)	4,418	36,972

Net income	35,396	23,223	38,841
Distributions to preferred shareholders	(14,629)	(12,532)	(10,805)

Net income applicable to common shareholders	$20,767	$10,691	$28,036

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations—Continued

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2005	2004	2003
Earnings per Common Share—Basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.67	$0.23	$(0.46)
Discontinued operations	—	0.16	1.85

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.67	$0.39	$1.39

Earnings per Common Share—Diluted:
Income (loss) applicable to common shareholders before discontinued operations	$0.67	$0.23	$(0.43)
Discontinued operations	—	0.16	1.80

Net income applicable to common shareholders	$0.67	$0.39	$1.37

Weighted average number of common shares outstanding:
Basic	30,637,644	26,740,506	20,030,723
Diluted	31,104,290	27,376,934	20,487,406

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except per share data)

	Preferred Shares	Treasury Shares	Common Shares of Beneficial Interest	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Distributions in Excess of Retained Earnings	Total
Balance, December 31, 2002	$40	$—	$187	$374,383	$(1,914)	$(1,050)	$(56,539)	$315,107
Issuance of shares, net of offering costs	11	—	52	108,261	—	—	—	108,324
Options exercised	—	—	1	661	—	—	—	662
Unit conversions	—	—	—	—	—	—	—	—
Deferred compensation	—	—	1	2,419	(2,420)	—	—	—
Amortization of deferred compensation	—	—	—	—	940	—	—	940
Unrealized loss on interest rate derivatives	—	—	—	—	—	1,050	—	1,050
Distributions declared ($0.84 per common share)	—	—	—	—	—	—	(17,266)	(17,266)
Distributions ($ 2.56 per Series A preferred share)	—	—	—	—	—	—	(10,229)	(10,229)
Distributions ($ 2.09 per Series B preferred share)	—	—	—	—	—	—	(576)	(576)
Net income	—	—	—	—	—	—	38,841	38,841

Balance, December 31, 2003	51	—	241	485,724	(3,394)	—	(45,769)	436,853

Issuance of shares, net of offering costs	—	7,051	44	109,757	—	—	(165)	116,687
Repurchase of common shares (treasury shares)	—	(611)	—	—	—	—	—	(611)
Options exercised	—	43	6	6,353	—	—	(6)	6,396
Stock rights exercised	—	(6,490)	8	14,563	—	—	(2,842)	5,239
Unit conversions	—	—	—	1,155	—	—	—	1,155
Deferred compensation	—	7	—	190	(197)	—	—	—
Amortization of deferred compensation	—	—	—	—	1,259	—	—	1,259
Unrealized gain on interest rate derivatives	—	—	—	—	—	965	—	965
Distributions declared ($0.90 per common share)	—	—	—	—	—	—	(24,558)	(24,558)
Distributions ($ 2.56 per Series A preferred share)	—	—	—	—	—	—	(10,229)	(10,229)
Distributions ($ 2.09 per Series B preferred share)	—	—	—	—	—	—	(2,305)	(2,305)
Net income	—	—	—	—	—	—	23,223	23,223

Balance, December 31, 2004	$51	$—	$299	$617,742	$(2,332)	$965	$(62,651)	$554,074

Issuance of shares, net of offering costs	32	1,896	56	266,706	—	—	(10,154)	258,536
Repurchase of common shares (treasury shares)	—	(2,936)	—	—	—	—	—	(2,936)
Options exercised	—	75	2	2,678	—	—	(21)	2,734
Stock rights exercised	—	—	1	1,889	—	—	—	1,890
Unit conversions	—	—	3	7,954	—	—	—	7,957
Deferred compensation	—	965	—	1,514	(2,437)	—	(42)	—
Amortization of deferred compensation	—	—	—	—	1,262	—	—	1,262
Unrealized gain on interest rate derivatives	—	—	—	—	—	388	—	388
Distributions declared ($1.08 per common share)	—	—	—	—	—	—	(33,590)	(33,590)
Distributions ($ 2.56 per Series A preferred share)	—	—	—	—	—	—	(10,229)	(10,229)
Distributions ($ 2.09 per Series B preferred share)	—	—	—	—	—	—	(2,303)	(2,303)
Distributions ($1.88 per Series D preferred share)	—	—	—	—	—	—	(2,097)	(2,097)
Net income	—	—	—	—	—	—	35,396	35,396

Balance, December 31, 2005	$83	$—	$361	$898,483	$(3,507)	$1,353	$(85,691)	$811,082

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$35,396	$23,223	$38,841
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	48,850	39,046	33,702
Amortization of deferred financing costs	1,638	2,268	3,511
Minority interest in LaSalle Hotel Operating Partnership, L.P.	1,719	357	819
Gain on sale of property disposed of	—	(2,636)	(37,087)
Loss on sale of property disposed of	—	—	425
Impairment of investment in hotel property	—	—	2,453
Gain on extinguishment of debt	—	(70)	—
Gain on disposition of minority interest in other partnerships	—	(10)	—
Income tax benefit	(3,611)	(3,936)	(5,642)
Deferred compensation	1,262	1,259	899
Equity in earnings of unconsolidated entities	(753)	(853)	(304)
Changes in assets and liabilities:
Rent receivable	(711)	589	520
Hotel receivables, net	(3,305)	2,724	(5,410)
Deferred tax asset	(65)	(140)	(567)
Prepaid expenses and other assets	(561)	(7,286)	6,147
Mortgage loan premium	—	(75)	2,015
Accounts payable and accrued expenses	5,840	372	(834)
Advance deposits	(740)	559	2,266
Accrued interest	1,350	(307)	(560)

Net cash flow provided by operating activities	86,309	55,084	41,194

Cash flows from investing activities:
Improvements and additions to hotel properties	(53,596)	(37,161)	(27,024)
Acquisition of hotel properties	(347,505)	(181,020)	(74,895)
Distributions from joint venture	1,116	3,000	1,396
Purchase of office furniture and equipment	(108)	(441)	(203)
Repayment of notes receivable	—	—	1,319
Funding of restricted cash reserves	(18,408)	(7,444)	(22,207)
Proceeds from restricted cash reserves	4,993	22,002	18,956
Proceeds from sale of investment in hotel properties	—	28,596	49,949

Net cash flow used in investing activities	(413,508)	(172,468)	(52,709)

Cash flows from financing activities:
Borrowings under credit facilities	547,761	304,315	124,766
Repayments under credit facilities	(517,106)	(304,315)	(224,156)
Proceeds from mortgage loans	59,600	91,400	65,000
Repayments of mortgage loans	(3,126)	(64,732)	(1,673)
Mortgage loan premium	—	(1,870)	—
Payment of deferred financing costs	(1,863)	(1,592)	(3,022)
Purchase of treasury shares	(1,046)	—	—
Proceeds from exercise of stock options	2,736	12,060	662
Proceeds from issuance of preferred shares	79,250	—	27,500
Proceeds from issuance of common shares	190,171	119,625	83,919
Payment of preferred offering costs	(2,318)	—	(732)
Payment of common offering costs	(2,664)	(3,392)	(2,360)
Distributions-preferred shares/units	(13,498)	(12,532)	(10,229)
Distributions-common shares/units	(32,647)	(24,242)	(19,920)

Net cash flow provided by financing activities	305,250	114,725	39,755

Net change in cash and cash equivalents	(21,949)	(2,659)	28,240
Cash and cash equivalents, beginning of year	32,102	34,761	6,521

Cash and cash equivalents, end of year	$10,153	$32,102	$34,761

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

(Dollars in thousands, expect per share data)

1. Organization and Initial Public Offering

LaSalle Hotel Properties (the “Company”) was organized in the state of Maryland on January 15, 1998 as a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company was formed to own hotel properties. The Company had no operations prior to April 24, 1998, at which time the Company completed its initial public offering. The Company buys, owns and leases upscale and luxury full-service hotels located in convention, resort and major urban business markets.

As of December 31, 2005, the Company owned interests in 26 hotels with approximately 8,300 suites/rooms located in eleven states and the District of Columbia. The Company owns 100% equity interests in 25 of the hotels and a non-controlling 9.9% equity interest in a joint venture that owns one hotel. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 23 of the hotels are leased to the Company’s taxable-REIT subsidiary, LaSalle Hotel Lessee, Inc. (LHL), or a wholly-owned subsidiary of LHL (see Note 14). Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. The hotel that is owned by the joint venture that owns the Chicago Marriott Downtown is leased to Chicago 540 Lessee, Inc. in which the Company has a non-controlling 9.9% equity interest (see Note 2).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned approximately 99.6% of the common units of the Operating Partnership at December 31, 2005. The remaining 0.4% is held by limited partners who hold 143,090 limited partnership common units at December 31, 2005. Common units of the Operating Partnership are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. In addition, another limited partner owns 2,348,888 preferred units of limited interest in the Operating Partnership having an aggregate liquidation value of approximately $58,722 and bearing an annual cumulative distribution of 7.25% on the liquidation preference. The hotels are leased under participating leases that provide for rental payments equal to the greater of (i) base rent or (ii) participating rent based on fixed percentages of gross hotel revenues.

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

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. Borrowings under the senior unsecured credit facility, borrowings under LHL’s credit facility and the

Massachusetts Port Authority Special Project Revenue Bonds bear interest at variable market rates, carrying values approximate market value at December 31, 2005 and 2004, respectively. The carrying amount of the Company’s other debt approximates fair value. The carrying amount of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price of assets to asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment, assumed debt and intangible assets. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, 20 years for golf course land improvements, 20 years for pool assets, and three to five years for furniture, fixtures and equipment. Furniture fixtures and equipment under capital leases are carried at the present value of the minimum lease payments.

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

In July 2003, the Company’s management changed its intent from holding its investment in the Holiday Inn Beachside Resort to selling the property due to the projected cost of renovating the property and receiving an unsolicited offer to purchase the property. As a result, the Company wrote down its investment in the Holiday Inn Beachside Resort by $2,453 to its estimated fair value, net of estimated costs to sell. The Board of Trustees approved management’s plan to sell the asset in July 2003, and the asset was sold in July 2003.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a hotel is considered held for sale when a contract for sale is entered into or when management has committed to a plan to sell an asset, the asset is actively marketed and sale is expected to occur within one year.

Interest and real estate taxes incurred during the renovation period are capitalized and depreciating over the lives of the renovated assets. Capitalized interest for the years ended December 31, 2005, 2004 and 2003 was $1,178, $783 and $289, respectively.

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

The joint venture that owns the Chicago Marriott Downtown and in which the Company holds a non-controlling 9.9% ownership interest was subject to two mortgage loans for an aggregate amount of $120,000. The mortgage loans had two-year terms, and were due to expire in July 2004. On April 6, 2004, the joint venture that owns the Chicago Marriott Downtown refinanced its existing two mortgage loans with a new mortgage loan for an aggregate amount of $140,000. Upon refinancing, the Company received approximately $1,822 in cash representing its prorated share of the proceeds. The new mortgage loan has a two-year term, expires in April 2006, and can be extended at the option of the joint venture for three additional one-year terms. The mortgage bears interest at the London InterBank Offered Rate plus 2.25%. The joint venture has purchased a cap on the London InterBank Offered Rate capping the London InterBank Offered Rate at 7.25%, effectively limiting the rate on the mortgage to 9.5%. As of December 31, 2005, the interest rate on this mortgage was 6.63%. Monthly interest-only payments are due in arrears throughout the term. The Chicago Marriott Downtown secures the mortgage. The Company’s pro rata share of the loan is $13,860 and is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility. No guarantee exists on behalf of the Company for this mortgage.

On November 2, 2004, the Chicago 540 Hotel Venture, in which the Company has a non-controlling 9.9% ownership interest, obtained a three and a half year commitment for a $5,750 FF&E credit facility to be used for partial funding of the FF&E costs related to the property. The FF&E credit facility matures on the earlier of (i) April 30, 2008, or (ii) three years from the date on which the final borrowing is made. The borrower has an option to borrow portions of the principal debt bearing interest with reference to the base rate or to LIBOR, and portions may be converted from one interest basis to another. Base rate will be the greater of (i) the rate established by the lender as a base rate and which is designated by the lender as its U.S. prime rate, or (ii) the Federal Funds Rate plus 0.50%. LIBOR rate will be set two business days before the start of an interest period. The Chicago 540 Hotel Venture purchased a cap on London InterBank Offered Rate capping the London InterBank Offered Rate at 7.5%. Consistent with ownership interest, the Company is guaranteeing 9.9% of the credit facility. The Company’s maximum exposure under the FF&E facility is $569, and the guarantee will expire at the maturity of the credit facility. In the event of default, any outstanding principal and accrued interest will be due and payable. As of December 31, 2005 and 2004 there was $4,694 and zero, respectively outstanding under the FF&E credit facility. The Company’s pro rata share of the borrowings outstanding under the FF&E facility was $465 and zero at December 31, 2005 and 2004, respectively. The Company believes that the likelihood that the Company will be required to pay under the guarantee is remote, and therefore, a liability has not been recorded. The Company’s pro rata share of the outstanding borrowings is included in the Company’s liquidity and capital resources discussion and in calculating debt coverage ratios under the Company’s credit facility.

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2005, approximately 15.2% (including the Company’s $14,325 pro rata portion of indebtedness relating to the Company’s joint venture investment in the Chicago Marriott Downtown) of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company utilizes derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.

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

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing as of each valuation date. For the majority of financial instruments including most derivatives and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Restricted Cash Reserves

At December 31, 2005, the Company held $20,845 in restricted cash reserves. Included in such amounts are (i) $8,758 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $8,778 as security for a surety bond in furtherance of the Company’s appeal from the June 9, 2005 court judgment with respect to the New Orleans hotel, (iii) $500 for future renovations and conversion costs expected to be incurred because of the Bloomington property re-branding under the Sheraton brand affiliation and (iv) $2,809 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses.

Deferred Financing Costs

Financing costs related to long-term debt are recorded at cost and are amortized as interest expense over the life of the related debt instrument. Accumulated amortization at December 31, 2005 and 2004 was $9,017 and $7,406, respectively.

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

For the Lansdowne Resort, the Company defers golf membership fees and recognizes revenue over the average expected life of an active membership (currently six years) on a straight-line basis. Golf membership, health club and executive club annual dues are recognized as earned throughout the membership year. As of December 31, 2005 and 2004 deferred membership revenue was $7,766 and $5,615, respectively. The Company recorded revenue of $1,751, $956, and $311 for the years ended December 31, 2005, 2004, and 2003, respectively.

Minority Interest

Minority interest in the Operating Partnership represents the limited partners’ proportionate share of the equity in the Operating Partnership. During 2005 and 2004, respectively, 240,000 and 41,596 common units of limited partnership interest were redeemed by unitholders. At December 31, 2005, the limited partners held 143,090 common units of limited partnership interest. At December 31, 2005, the limited partners held 2,348,888 preferred units. Income is allocated to the common unit minority interest based on the weighted average percentage ownership throughout the year and to the preferred unit minority interest based upon 7.25% on the liquidation preference.

Outstanding Operating Partnership units of limited partnership interest are redeemable for cash or, at the option of the Company, for a like number of shares of beneficial interest of the Company.

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 share option and incentive plan. Accordingly, no compensation costs were recognized for stock options granted to the Company’s employees, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123 prospectively for all options granted to employees and members of the Board of Trustees. No options were granted during 2005, 2004 and 2003. Options granted under the 1998 share option and incentive plan vest over three to four years, therefore the costs related to stock-based compensation for 2005, 2004 and 2003 are less than that which would have been recognized if the fair value based method had been applied to all grants since the original effective date of Statement No. 123.

The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 share option and incentive plan. Accordingly, no compensation costs have been recognized. Had compensation cost for all of the options granted under the Company’s 1998 share option and incentive plan been determined in accordance with the method required by Statement No. 123, the Company’s net income and net income per common share for 2005, 2004 and 2003 would approximate the pro forma amounts below (in thousands, except per share data).

	2005	2004	2003
	Proforma	Proforma	Proforma
Net income available to common shareholders	$20,767	$10,691	$28,036
Stock-based employee compensation expense	(30)	(76)	(89)

Proforma net income	$20,737	$10,615	$27,947

Proforma net income per common share:
Basic (after dividends paid on unvested restricted shares)	$0.67	$0.39	$1.38

Diluted (before dividends paid on unvested restricted shares)	$0.67	$0.39	$1.36

From time to time, the Company awards restricted stock shares under the 1998 share option and incentive plan to trustees, executive officers and employees, which vest over three or four years. The Company recognizes compensation expense over the vesting period equal to the fair market value of the shares on the date of issuance, adjusted for any forfeiture. In 2005, 2004 and 2003, 79,242, 9,465 and 134,436 shares, respectively, of restricted stock were granted to certain trustees, executive officers and employees. In 2005 and 2004, 3,162 and 3,466 shares, respectively, were forfeited. Deferred compensation expense for the years ended December 31, 2005, 2004 and 2003 was $1,262, $1,259 and $940, respectively. The weighted average grant date fair value per share granted during 2005, 2004 and 2003 was $31.70, $26.57 and $18.01, respectively. Under these awards 233,370 shares were outstanding at December 31, 2005.

Reclassification

Certain 2004 and 2003 financial statement accounts have been reclassified to conform with 2005 presentations.

Recently Issued Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and through the normal operation of the asset. This interpretation is effective no later than the end of fiscal years ending after December 31, 2005. Adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus established the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to the Company for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Company is currently evaluating the effect of this consensus on its Joint Venture.

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

3. Acquisition of Hotel Properties

On February 10, 2004, the Company acquired a 100% interest in the Indianapolis Marriott Downtown, a 615-room, AAA Four Diamond full-service hotel located in downtown Indianapolis, Indiana, for $106,000. The source of the funding for the acquisition was the Company’s senior unsecured credit facility, a portion of which was repaid when the Company entered into a mortgage agreement secured by the Indianapolis property in February 2004. The property is leased to LHL, and White Lodging Services Corporation manages the property.

On May 28, 2004, the Company acquired a 100% interest in the Hilton Alexandria Old Town, a 241-room, upscale full-service hotel located in the heart of historic downtown Alexandria, Virginia, for $59,000. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL, and Sandcastle Resorts & Hotels manages the property.

On November 18, 2004, the Company acquired a 100% interest in the Chaminade Resort and Conference Center, a 153-room, AAA Four Diamond resort and executive conference center located in Santa Cruz, California, for $18,500. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL, and Benchmark Hospitality manages the property.

On January 6, 2005, the Company acquired a 100% interest in the Hilton San Diego Gaslamp Quarter, a 282-room urban upscale full-service hotel located in the historic Gaslamp district of San Diego, California for $85,120. The source of funding for the acquisition was the Company’s senior unsecured credit facility, a portion of which was repaid when the Company entered into a mortgage agreement secured by the Gaslamp property in June 2005. The property is leased to LHL, and is managed by Davidson Hotel Company.

On January 10, 2005, the Company acquired a 100% interest in The Grafton on Sunset, an upscale full-service hotel with 108 well-appointed guestrooms and suites, located in the heart of West Hollywood, for $25,540. The source of funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL, and is managed by Outrigger Lodging Services.

On May 18, 2005, the Company acquired a 100% interest in the Onyx Hotel, an urban, luxury full-service hotel with 112 well-appointed guestrooms, located in historic downtown Boston, for approximately $28,671. The source of funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL, and is managed by Kimpton Hotel & Restaurant Group, LLC.

On August 31, 2005, the Company acquired a 100% interest in the Westin Copley Place, a 803-room, AAA Four Diamond, urban full-service hotel located in downtown Boston, Massachusetts, for aggregate consideration of $324,000 after expenses. The source of funding for the acquisition was the assumption of a $210,000 first mortgage on the property which does not allow for prepayment without penalty prior to May 31, 2015, $59,000 in preferred units of the Operating Partnership and the balance with proceeds from the Company’s senior unsecured credit facility. The property is leased to LHL, and Starwood Hotels and Resorts continues to manage the property. Pursuant to the acquisition of the Westin Copley Place, the Company entered into a Tax Reporting and Protection Agreement (the “Tax Agreement”) with SCG Copley Square LLC (“SCG”). Under the Tax Agreement, the Company is required, among other things, to indemnify SCG (and its affiliates) for certain income tax liabilities that such entities would incur if the Westin Copley Place was transferred by the Company in a taxable transaction or if the Company fails to maintain a certain level of indebtedness with respect to the Westin Copley Place or its operations. The obligations of the Company under the Tax Protection Agreement (i) do not apply in the case of a foreclosure of the Westin Copley Place, if certain specified requirements are met, (ii) are limited to $20,000 (although a limitation of $10,000 is applicable to certain specified transactions), and (iii) terminate on the earlier of the tenth anniversary of the Company’s acquisition of the Westin Copley Place or January 1, 2016. The Company believes that the likelihood that the Company will be required to pay under the Tax Agreement is remote, and therefore, a liability has not been recorded.

On December 8, 2005, the Company acquired a 100% interest in The University Tower Hotel, an urban, upscale full-service hotel with 158 stylish guestrooms located in Seattle’s University District, two blocks from the University of Washington and within minutes of downtown Seattle, Washington, for approximately $26,400. The source of funding for the acquisition was the assumption of an approximately $10,761 first mortgage on the property and the balance with the Company’s senior unsecured credit facility. The Company leases the hotel to LHL, and Noble House Hotels & Resorts was selected to manage the property.

On December 15, 2005, the Company acquired a 100% interest in the Hilton San Diego Resort, a AAA Four Diamond, full-service resort with 357 guestrooms/suites, located directly on the waterfront of Mission Bay Park, the largest aquatic preserve in the United States, for approximately $90,392. The source of funding for the acquisition was the December 9, 2005 common share equity offering and the Company’s senior unsecured credit facility. The property is leased to LHL and Noble House Hotels & Resorts was selected to manage the property.

On December 16, 2005, the Company acquired a 100% interest in the Holiday Inn Downtown and renamed it the Washington Grande Hotel, an urban, full-service hotel with 212 guestrooms, located in the heart of downtown Washington, DC, for approximately $44,600. The source of funding for the acquisition was the Company’s senior unsecured credit facility. The Company anticipates investing over $21,000 in a renovation and repositioning similar to those performed on the Company’s DC Urban Collection purchased in March 2001. Upon anticipated completion of the renovation and repositioning in 2007, the hotel will be operated as a luxury high-style, independent hotel. The Company leases the hotel to LHL.

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2005 and 2004 consists of the following:

	December 31, 2005	December 31, 2004
Land	$140,874	$96,404
Buildings and improvements	1,287,192	683,936
Furniture, fixtures and equipment	190,118	136,681

	1,618,184	917,021
Accumulated depreciation	(225,840)	(177,288)

	$1,392,344	$739,733

The December 31, 2005 balance of investment in hotel properties excludes $11,681 of property under development for Lansdowne Resort, San Diego Paradise Point Resort, Sheraton Bloomington Hotel Minneapolis South and Chaminade Resort and Conference Center in the amounts of $8,166, $239, $584, and $2,692, respectively. The December 31, 2004 balance of investment in hotel properties excludes $32,508 of property under development for Lansdowne Resort and San Diego Paradise Point in the amounts of $32,495 and $13, respectively.

The hotels owned, excluding owned through the joint venture, as of December 31, 2005 are located in California (six), the District of Columbia (seven), Indiana, Massachusetts (three), Minnesota, New Jersey, New York, Rhode Island, Texas, Virginia (two) and Washington State.

5. Notes Receivable

The Company provided working capital to LHL and the other lessees in exchange for working capital notes receivable. The working capital notes receivable to third party lessees was $295 at both December 31, 2005 and 2004. The working capital notes receivable bear interest at either 5.6% or 9.0% per annum and have terms identical to the terms of the related participating lease. The working capital notes receivable are payable in monthly installments of interest only.

6. Discontinued Operations

Effective May 9, 2005, the Company entered into an exclusive listing agreement for the sale of the Seaview Resort and Spa. The asset was classified as held for sale at that time because the property was being actively marketed and the sale was expected to occur within one year; accordingly, depreciation was suspended. Based on initial pricing expectations, the Company expected to recognize a gain on the sale; therefore, no impairment had been recognized. In September 2005, the Company changed its intent to sell the Seaview Resort and Spa. Though pricing was above the book value of the asset, it was below the Company’s target. The Company evaluated the carrying value of the hotel and determined no impairment exists. The Company reclassified the Seaview Resort and Spa as held and used and adjusted for depreciation expense of $1,040 in the third quarter that would have been recognized had the asset been continuously classified as held and used.

On August 1, 2002, the Company classified the New Orleans property as held for sale and accordingly, depreciation was suspended. On April 21, 2003, the Company sold the New Orleans Grande Hotel for $92,500 resulting in a gain of approximately $37,087. The gain is recorded in discontinued operations in the accompanying consolidated financial statements. Total revenues related to the asset of $6,267, comprised of primarily participating rent and hotel operating revenues, and income before income tax expense related to the asset of $62 for the year ended December 31, 2003, are included in discontinued operations.

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

Effective January 16, 2004, the Company entered into an exclusive listing agreement for the sale of its Omaha property. The asset was classified as held for sale at that time because the property was being actively marketed and sale was expected to occur within one year; accordingly, depreciation was suspended. On September 15, 2004, the Company sold the Omaha Marriott hotel for $28,500, resulting in a gain of approximately $2,636. The gain is recorded in discontinued operations in the accompanying consolidated financial statements. Total revenues related to the asset of $9,828, comprised of primarily hotel operating revenues, and income before income tax expense related to the asset of $1,910 for the year ended December 31, 2004 are included in discontinued operations. Revenues and expenses for the year ended December 31, 2003 have been reclassified to conform to the current presentation.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company allocated $0, $0 and $1,678 of interest expense to discontinued operations for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2004, the Company had unsettled assets and liabilities of $0 and $162, respectively, related to the sale of the Omaha property. At December 31, 2005 and 2004, the Company had no assets and liabilities for assets held for sale.

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

8. Long-Term Debt

Debt at December 31, 2005 and December 31, 2004, consists of the following (in thousands):

	Interest Rate at December 31, 2005		Maturity Date	Balance Outstanding at
				December 31,	December 31,
Debt				2005	2004
Credit Facilities
Senior Unsecured Credit Facility	Floating		June 2008	$30,000	$—
LHL Unsecured Credit Facility	Floating		June 2008	655	—
Massport Bonds
Harborside Hyatt Conference Center & Hotel (b)	Floating	(a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (b)	Floating	(a)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage debt
Indianapolis Marriott Downtown	3.56	%(c)	February 2007	57,000	57,000
Sheraton Bloomington Hotel Minneapolis
South and Westin City Center Dallas	8.10%		July 2009	41,744	42,665
San Diego Paradise Point Resort	6.93%		February 2009	17,324	17,686
San Diego Paradise Point Resort	4.61%		February 2009	45,235	46,180
Hilton Alexandria Old Town	4.98%		September 2009	33,534	34,230
Le Montrose Suite Hotel	8.08%		July 2010	13,847	14,049
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	—
University Tower Hotel (d)	6.28%		August 2014	11,376	—
Westin Copley Place	5.28%		August 2015	210,000	—

Total mortgage debt				489,660	211,810

Total Debt (e)				$562,815	$254,310

(a)	Variable interest rate based on a weekly floating rate. The interest rate at December 31, 2005 was 4.45% and 3.6% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 2% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007. The GE Capital letters of credit are secured by the Harborside Hyatt and a $6.0 million letter of credit from the Company.
(c)	Variable interest rate of LIBOR plus 1%. The Company has entered into a three-year fixed interest rate swap that fixes the LIBOR rate at 2.56% and therefore, fixes the mortgage interest rate at 3.56%.
(d)	Mortgage loan includes unamortized premium of $615 as of December 31, 2005.
(e)	Debt does not include the Company’s 9.9% share ($13,860) of the $140,000 debt of the joint venture which is secured by the Chicago Marriott Downtown or the Company’s share ($465) of the Chicago Marriott line of credit facility which had a balance of $4,694 at December 31, 2005.

Future scheduled mortgage debt principal payments at December 31, 2005 are as follows (dollars in thousands):

2006	$3,521
2007	60,749
2008	3,983
2009	128,425
2010	13,108
Thereafter	279,259

489,045
Premium on mortgage loan	615

$489,660

Credit Facility

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $300,000. On June 9, 2005, the Company amended the credit facility to extend the credit facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) ninety percent of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2005, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2005 and 2004, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 5.0% and 3.7%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2005. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of approximately $0.5 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the Company had $30,000 and zero, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the credit facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2005, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate under the LHL credit facility for the years ended December 31, 2005 and 2004 was 4.9% and 3.6%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an immaterial commitment fee for each of the years ended December 31, 2005 and 2004. At December 31, 2005 and 2004, the Company had $655 and zero, respectively, of outstanding borrowings under LHL credit facility.

Bonds Payable

The Company is the obligor with respect to a $37,100 tax-exempt special project revenue bond and $5,400 taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “MassPort Bonds”). The MassPort Bonds, which mature on March 1, 2018, bear interest based on a weekly floating rate and have no principal reductions prior to their scheduled maturities. The MassPort Bonds may be redeemed at any time at the Company’s option without penalty. The bonds are secured by letters of credit issued by GE Capital Corporation that expire in 2007 and the letters of credit are collateralized by the Harborside Hyatt Conference Center & Hotel and a $6,000 letter of credit from the Company. If GE Capital Corporation fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay-off the bonds. For the years ended December 31, 2005 and 2004, the weighted average interest rate on the MassPort bonds was 2.6% and 1.3%, respectively. Interest expense for the years ended December 31, 2005 and 2004 was $1,109 and $552, respectively. In addition to interest payments, the Company incurs a 2.0% annual maintenance fee, which is included in amortization of deferred finance fees. At December 31, 2005, the Company had outstanding bonds payable of $42,500.

Mortgage Loans

On June 8, 2005 the Company entered into a $59,600 seven-year mortgage loan that is secured by the Hilton San Diego Gaslamp Quarter. The mortgage loan matures on June 1, 2012 and does not allow for prepayment without penalty prior to February 1, 2012. The mortgage loan bears interest at a fixed rate of 5.35% and requires interest only payments through maturity.

On August 31, 2005, in connection with the acquisition of the Westin Copley Place, the Company assumed a $210,000 ten-year mortgage secured by the Westin Copley Place. The mortgage loan matures on August 31, 2015, and does not allow for prepayment without penalty prior to May 31, 2015. The mortgage loan bears interest at 5.28% and has monthly interest only payments until maturity. The loan contains cash management and lock-box provisions that allow the lender to direct net income from the hotel to ensure that items such as real estate taxes, insurance, and property maintenance are adequately funded.

On December 8, 2005, in connection with the acquisition of the University Tower Hotel, the Company assumed a $10,761 mortgage secured by the University Tower Hotel. The mortgage loan matures on August 1, 2014 and does not allow prepayment without penalty. The mortgage loan bears interest at 6.276% and has monthly interest and principal payments of $73. As the market interest rate at the date of acquisition was below the mortgage interest rate, the Company recorded a loan premium of $619 which is recorded as an increase to the carrying value of the loan. The loan premium is amortized as interest expense for the remaining life of the loan.

9. Commitments and Contingencies

Ground and Air Rights Leases

Four of the Company’s hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown and Hilton San Diego Resort and the parking lot at Sheraton Bloomington Hotel Minneapolis South are subject to ground leases under non-cancelable operating leases expiring from 2016 to June 2099. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense for the years ended December 31, 2005, 2004 and 2003 was $3,986, $3,493 and $3,689, respectively. Future minimum ground lease payments (without reflecting future applicable Consumer Price Index increases) are as follows (dollars in thousands):

2006	$4,084
2007	4,084
2008	4,084
2009	4,084
2010	4,084
Thereafter	137,839

$158,259

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management, franchise, and mortgage agreements. The Company’s aggregate obligation under the reserve funds was approximately $30,212 at December 31, 2005. Three management agreements, one franchise agreement and one mortgage agreement require that the Company reserve restricted cash ranging from 3.0% to 5.5% of the individual hotel’s annual revenues. As of December 31, 2005, $8,758 was available in restricted cash reserves for future capital expenditures. Twenty of the management agreements require that the Company reserve funds of 4.0% of the individual hotel’s annual revenues but do not require the funds to be set aside in restricted cash. As of December 31, 2005, the total amount obligated for potential future capital expenditures but not set aside in restricted cash reserves was $21,454. In addition, one of the twenty hotels with a management agreement which does not require the cash to be set aside, also has a loan agreement which requires the Company to set aside an additional reserve of $16 per month. Amounts will be recorded as incurred. As of December 31, 2005, purchase orders and letters of commitment totaling approximately $16,500 have been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire. Any unexpended amounts will remain the property of the Company upon termination of the participating leases.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3,903, plus post-judgment interest. Meridien has indicated that it plans to appeal. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5,700, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7,800 surety bond, which was secured by $5,900 of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7,800 surety bond was released and the $5,900 restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and “re-determined” fair market value to be $8,572, plus interest. The Company has noticed an appeal from the trial court’s judgment. On July 18, 2005, the Company posted a $8,633 surety bond, which was secured by $8,778 of restricted cash.

On April 22, 2005, the Company filed suit against Meridien in Delaware state court alleging certain defaults, including non-payment of rent and other breaches in connection with the transition at the New Orleans hotel. Preliminary motions are set to be heard in February 2006. That matter has not yet been set for trial.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Cumulative Expense Recognized as of December 31, 2005
Estimated arbitration “award”	$5,749	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	4,960
Holdover rent	(4,844)	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$4,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes in order to conclude this matter. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1,000 in legal fees. As a result, the net contingent lease termination liability has a balance of approximately $1,688 as of December 31, 2005, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

Meridien also has sued the Company and one of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. The parties have reached an agreement to settle this matter through dismissal of all claims with prejudice, with no consideration to be paid from either party to the other, although settlement documents have not yet been fully executed.

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

The Company initiated a lawsuit against Marriott Hotel Services, Inc. in the Supreme Court of the State of New York, County of New York, in connection with Marriott’s implementation of certain expenditures without the Company’s approval at the LaGuardia Airport Marriott. The Company alleged breach of contract and breach of fiduciary duty by Marriott Hotel Services, Inc., among other claims. The trial court dismissed the Company’s claims before receiving any evidence, and the Company has appealed from the court’s decision. The appeal was argued in January 2006, and a decision has not yet been issued by the appeals court.

The Company accrues for future legal fees related to contingent liabilities based upon management’s estimate. The Company is not presently subject to any other material litigation nor, to the Company’s knowledge, is any other litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

10. Shareholders’ Equity

Stock Purchase Rights

In connection with the acquisition of the initial hotels, the Company granted 1,280,569 rights to purchase common shares of beneficial interest at the exercise price of $18.00 per share. The Company has recorded these rights in shareholders’ equity at their fair value on the date of grant. All rights had a one-year vesting period and a 10-year term. In 2005, 2004 and 2003, 198,000, 921,583 and zero, respectively, stock purchase rights were exercised. At December 31, 2005, there were 160,986 exercisable rights remaining.

Common Shares of Beneficial Interest

On June 26, 2003, the Company completed an underwritten public offering of 2,041,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $29,105. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. The Company sold an additional 204,000 common shares on July 1, 2003, pursuant to an over-allotment option for approximately $2,909 after deducting underwriting discounts and commissions.

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

On May 12, 2004, the Company completed an underwritten public offering of 2,700,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $55,350. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. The Company sold an additional 300,000 common shares on May 13, 2004, pursuant to an over-allotment option for approximately $6,150 after deducting underwriting discounts and commissions.

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

On October 12, 2005, the Company completed an underwritten public offering of 2,200,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $74,316. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund future acquisitions.

On December 9, 2005, the Company completed an underwritten public offering of 3,450,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $113,440. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund future acquisitions.

Treasury Shares

Treasury shares are accounted for under the cost method. During the year ended December 31, 2005, the Company repurchased 90,732 common shares of beneficial interest related to (i) executives and employees surrendering shares to pay taxes at the time restricted shares vested, (ii) holders of rights to purchase common shares of beneficial interest surrendering shares to pay the exercise price at the time of exercising their rights and (iii) forfeiture of restricted shares by employees leaving the Company. The Company re-issued 90,732 common shares of beneficial interest related to (i) restricted shares granted to executives in January 2005 (ii) executives and employees exercising stock options and (iii) the common share of beneficial interest equity offering in October 2005.

As of December 31, 2005, there were no common shares of beneficial interest in treasury.

Preferred Shares

On September 30, 2003, the Company completed an underwritten public offering of 1,000,000 shares of 8 3/8% Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference

$25.00 per share). After deducting underwriting discounts and commissions, the Company raised net proceeds of approximately $24,409. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. On October 1, 2003, the Company issued an additional 100,000 Series B Preferred Shares pursuant to an over-allotment option for approximately $2,441 after deducting underwriting discounts and commissions.

On August 19, 2005, the Company completed an underwritten public offering of 3,000,000 shares of 7 1/2% Series D Cumulative Redeemable Preferred Shares (the Series D Preferred Shares), par value $0.01 per share (liquidation preference of $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $72,841. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. On August 30, 2005, the Company issued an additional 170,000 Series D Preferred Shares pursuant to the exercise of an over-allotment option for approximately $4,138 after deducting underwriting discounts and commissions.

In connection with the Westin Copley Place acquisition, on August 24, 2005, the Company designated 2,450,000 shares of the authorized but unissued preferred shares as 7.25% Series C Cumulative Redeemable Preferred Shares (the Series C Preferred Shares), par value $0.01 per share (liquidation preference of $25.00 per share). These shares were authorized in conjunction with the issuance of 2,348,888 7.25% Series C Preferred Units to facilitate the redemption of 7.25% Series C Preferred Units. As of December 31, 2005, there were no Series C Preferred Shares outstanding.

The Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares, and Series D Preferred Shares (collectively, the Preferred Shares) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. Difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company may not optionally redeem the Series A Preferred Shares, Series B Preferred Shares or Series D Preferred Shares prior to March 6, 2007, September 30, 2008 and August 24, 2010, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT. The Company may not optionally redeem the Series C Preferred Shares prior to January 1, 2021 except in limited circumstances relating to the Company’s continuing qualification as a REIT and during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. Accordingly, the Preferred Shares will remain outstanding indefinitely unless the Company decides to redeem them.

Common Operating Partnership Units

The outstanding units of limited partnership interest are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

On September 17, 2004, 41,596 units of limited partnership interest were converted to common shares. On May 10, 2005, 80,000 units of limited partnership interest were converted to common shares. On both July 8, 2005 and July 29, 2005, 80,000 (for a total of 160,000 units) common units of limited partnership interest were converted to common shares.

As of December 31, 2005, the Operating Partnership had 143,090 units outstanding, representing a 0.4% partnership interest held by the limited partners.

Preferred Operating Partnership Units

On August 31, 2005, 2,348,888 7.25% Series C Preferred Units (the Preferred Units) were issued in connection with the acquisition of the Westin Copley Place. The Preferred Units have no stated maturity date or mandatory redemption. The Preferred Units pay a cumulative, quarterly dividend at a fixed rate and are redeemable for 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25 per share), $.01 par value per share, of the Company or cash at the Company’s election. The Company is not required to set aside funds to redeem the Preferred Units and the Company may not optionally redeem the Preferred Units prior to January 1, 2021, except the Company may redeem the Series C Preferred Units during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified. At December 31, 2005, the face value of the Preferred Units and accrued but unpaid dividends was $59,739 and is recorded on the accompanying balance sheet as minority interest of preferred units in LaSalle Hotel Operating Partnership net of original issuance costs of $402.

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

On April 21, 2005, the common shareholders approved an amendment to the 1998 share option and incentive plan, increasing the number of common shares of beneficial interest authorized for issuance under the 1998 share option and incentive plan from 1,900,000 to 2,800,000. Accordingly, at December 31, 2005 and 2004, 2,800,000 and 1,900,000 shares, respectively, were authorized for issuance under the 1998 share option and incentive plan. At December 31, 2005, there were 1,081,531 common shares available for future grant under the 1998 share option and incentive plan.

From time to time, the Company awards restricted stock shares under the 1998 Share Option and Incentive Plan to members of the Board of Trustees, executives, and employees. The restricted shares generally vest over three or four years based on continued employment. The Company measures compensation cost for the restricted shares based upon the fair market value of its common stock at the date of grant. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated financial statements. The Company granted 79,242, 9,465, and 134,436 shares in 2005, 2004 and 2003, respectively, to members of the Board of Trustees, executives, and employees. In 2005, 2004, and 2003 there were 3,162, 3,466 and zero, respectively, forfeitures of restricted stock. The Company recorded $1,262, $1,259, and $940 of compensation expense related to the restricted stock grants in 2005, 2004, and 2003, respectively.

The Company issues common shares of beneficial interest to the independent members of the Board of Trustees for at least half of their compensation in lieu of cash. The Trustee’s may elect to receive the remaining half in cash or additional common shares. A portion of the shares issued may be deferred. These common shares are issued under the 1998 Share Option and Incentive Plan. The Company issued an aggregate of 10,680, 5,255, and 6,761 shares, including 4,798, 4,241, and 5,448 deferred shares, related to the Trustees’ compensation for the years 2005, 2004 and 2003, respectively.

A summary of the Company’s stock option activity for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005			2004			2003
	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Options outstanding at beginning of year		246,533	$10.97		742,368	$11.25		792,206	$11.38
Options granted		—	—		—	—		—	—
Options exercised		(97,800)	10.85		(490,503)	11.42		(49,838)	13.27
Options forfeited		—	—		(5,332)	8.55		—	—

Outstanding at end of the year		148,733	$11.05		246,533	$10.97		742,368	$11.25

Weighted average remaining life outstanding		5.6 years			6.3 years			5.7 years
Range of exercise prices	$ $	8.55 to 18.00		$ $	8.55 to 18.00		$ $	8.55 to 18.00
Exercisable at end of the year		98,732	$12.31		204,866	$11.20		539,311	$11.78
Available for future grant at year end		1,081,531			269,306			283,032
Weighted average per share fair value of options granted during the year		n/a			n/a			n/a

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected life	n/a	n/a	8.27	years
Expected volatility	n/a	n/a	23.94%
Risk-free interest rate	n/a	n/a	4.70%
Dividend yield	n/a	n/a	10.40%

12. Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London Interbank offered rate at 2.56% for $57,000 of the Company’s mortgage loan secured by the Indianapolis hotel and therefore fixes the mortgage rate at 3.56%. As of December 31, 2005 and 2004, there was $1,353 and $965, respectively, in unrealized gain included in accumulated other comprehensive income. The hedge was effective in offsetting the variable cash flows; therefore no gain or loss was realized during the year ended December 31, 2005 or 2004.

The following table summarizes the notional value and fair value of the Company’s derivative financial instrument. The notional value at December 31, 2005 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At December 31, 2005:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$57,000	2.555%	2/9/07	$1,353

At December 31, 2005, the derivative instrument was reported at its fair value of $1,353 and is included within prepaid expenses and other assets in the accompanying consolidated financial statements.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income/loss or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses reported in accumulated other comprehensive income/loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. For the year ended December 31, 2005, the Company reclassified $444 of accumulated other comprehensive income to earnings as a reduction of interest expense. For the year ended December 31, 2004, the Company reclassified $504 of accumulated other comprehensive income to earnings as interest expense.

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

13. Participating Leases

The participating leases have non-cancelable terms ranging from five to 11 years (from commencement), subject to earlier termination upon the occurrence of certain contingencies, as defined. Each participating lease requires the applicable lessee to pay the greater of (i) base rent in a fixed amount or (ii) participating rent based on certain percentages of room revenue, food and beverage revenue and telephone and other revenue at the applicable hotel. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating lease revenues from non-LHL leased properties, for the years ended December 31, 2005, 2004 and 2003 were $21,527, $18,635, and $21,284, of which $9,886, $7,376 and $8,578, respectively, was in excess of base rent. Rent from properties leased to LHL, a wholly-owned subsidiary, is eliminated in consolidation.

Future minimum rentals from non-LHL leased properties (without reflecting future applicable Consumer Price Index increases) to be received by the Company pursuant to the participating leases for each of the years in the period 2006 to 2009 are as follows.

2006	$12,060
2007	12,060
2008	6,630
2009	920

$31,670

14. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL:

	For the year ended December 31,
	2005	2004	2003
General and administrative	$32,249	$24,433	$18,303
Sales and marketing	24,176	18,534	13,143
Repairs and maintenance	15,578	11,579	8,601
Utilities and insurance	15,467	10,231	7,604
Management and incentive fees	13,440	9,279	7,175
Franchise fees	4,071	2,465	794
Other expenses	1,589	1,297	936

Total other indirect expenses	106,570	77,818	56,556
Other indirect hotel operating expenses related to discontinued operations	(45)	(3,332)	(8,167)

Total other indirect expenses related to continuing operations	$106,525	$74,486	$48,389

As of December 31, 2005, LHL leases the following 23 hotels owned by the Company:

•	Seaview Resort and Spa
•	LaGuardia Airport Marriott
•	Harborside Hyatt Conference Center & Hotel
•	Hotel Viking
•	Topaz Hotel
•	Hotel Rouge
•	Hotel Madera
•	Hotel Helix
•	Holiday Inn on the Hill
•	Sheraton Bloomington Hotel Minneapolis South
•	Lansdowne Resort
•	Westin City Center Dallas
•	Hotel George
•	Indianapolis Marriott Downtown
•	Hilton Alexandria Old Town
•	Chaminade Resort and Conference Center
•	Hilton San Diego Gaslamp Quarter
•	The Grafton on Sunset
•	Onyx Hotel
•	Westin Copley Place
•	University Tower Hotel
•	Hilton San Diego Resort
•	Washington Grande Hotel

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

The following is a reconciliation between the GAAP net income and taxable income for the REIT for the years ended December 31, 2005 (estimated), 2004 and 2003:

	2005	2004	2003
	(estimated)
GAAP Net income available to common shareholders	$20,767	$10,691	$28,036
Add: LHL GAAP net loss	5,247	5,867	8,822
Add: Preferred dividends paid	14,629	12,532	10,805
Add: Book depreciation and amortization	48,439	38,454	33,702
Less: Tax depreciation and amortization	(40,521)	(32,819)	(28,539)
Book/tax difference on gains/losses from capital transactions	469	1,347	(38,973)
Other book/tax differences, net	(1,901)	(1,098)	815

Adjusted taxable income subject to 90% dividend requirement	$47,129	$34,974	$14,668

The following is a reconciliation between cash dividends paid on common shares of beneficial interest and preferred shares and the dividends paid deduction for the years ended December 31, 2005 (estimated), 2004 and 2003:

	2005	2004	2003
	(estimated)
Cash dividends paid on common shares of beneficial interest	$33,590	$23,722	$19,503
Cash dividends paid on preferred shares	13,143	12,532	10,229
Less: Dividends designated to prior year	—	—	(3,928)
Common shares of beneficial interest	—	—	1,690

Dividends paid deduction	$46,733	$36,254	$27,494

For federal income tax purposes, the cash distributions paid to the Company’s common shareholders of beneficial interest and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. The following characterizes distributions paid per common share of beneficial interest and preferred share for the years ended December 31, 2005 (estimated), 2004 and 2003:

	2005		2004		2003
	$	%	$	%	$	%
	(estimated)
Common shares of beneficial interest
Ordinary income	$0.9482	87.79%	$0.8032	89.24%	$0.8400	100.00%
Return of capital	0.1117	10.34%	—	—	—	—
Capital gain	0.0201	1.87%	—	—	—	—
Unrecaptured Section 1250 gain	—	—	0.0968	10.76%	—	—

	$1.0800	100.00%	$0.9000	100.00%	$0.8400	100.00%

Preferred shares (Series A)
Ordinary income	$2.5093	97.92%	$2.2895	89.35%	$2.5625	100.00%
Capital Gain	0.0532	2.08%	—	—	—	—
Unrecaptured Section 1250 gain	—	—	0.2730	10.65%	—	—

	$2.5625	100.00%	$2.5625	100.00%	$2.5625	100.00%

Preferred shares (Series B)
Ordinary income	$2.0503	97.92%	$1.8707	89.35%	$—	—
Capital gain	0.0435	2.08%	0.2230	10.65%	—	—

	$2.0938	100.00%	$2.0937	100.00%	$—	—

Preferred shares (Series D)
Ordinary income	$0.1887	97.92%	$—	—	$—	—
Capital gain	0.0040	2.08%	—	—	—	—

	$0.1927	100.00%	$—	—	$—	—

Income tax benefit of $2,142 is comprised of state and local tax expense of $1,469 on the Operating Partnership’s income and federal, state and local tax benefit of $3,611 on LHL’s loss of $8,858 before income tax benefit.

The components of the LHL income tax (benefit) expense were as follows:

	For the year ended December 31,
	2005	2004	2003
Federal:
Current	$—	$—	$—
Deferred	(2,728)	(2,921)	(4,682)
State and local:
Current	65	115	—
Deferred	(948)	(1,015)	(1,417)

Total income tax benefit	$(3,611)	$(3,821)	$(6,099)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2005	2004	2003
Computed “Expected” federal tax benefit (at 34.5%)	$(3,056)	$(3,342)	$(5,147)
State income taxes benefit, net of federal income tax effect	(620)	(563)	(1,044)
Other expense, net	65	84	92

Income tax benefit	$(3,611)	$(3,821)	$(6,099)

The components of LHL’s deferred tax assets as of December 31, 2005, 2004 and 2003 were as follows:

	December 31,
	2005	2004	2003
LHL Net operating loss	$12,684	$10,648	$8,446
Accrued vacations	1,813	1,416	1,165
Bad debts	410	106	161
Golf membership	3,269	2,330	652

Total deferred tax assets	$18,176	$14,500	$10,424

For the year ended December 31, 2005, LHL recorded an income tax benefit of $3,611 that is included in the accompanying consolidated financial statements. The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of December 31, 2005, the Company had a deferred tax asset of $18,176 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 thru 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of deferred tax asset in the subsequent year cannot be reasonably estimated.

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

	For the year ended December 31,
	2005	2004	2003
Numerator:
Net income (loss) applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$20,793	$6,273	$(8,936)
Discontinued operations	(26)	4,418	36,972

Net income applicable to common shareholders before dividends paid on unvested restricted shares	20,767	10,691	28,036
Dividends paid on unvested restricted shares	(225)	(232)	(215)

Net income applicable to common shareholders, after dividends paid on unvested restricted shares	$20,542	$10,459	$27,821

Denominator:
Weighted average number of common shares—basic	30,637,644	26,740,506	20,030,723
Effect of dilutive securities:
Unvested restricted shares	203,039	258,820	250,171
Common stock options	263,607	377,608	206,512

Weighted average number of common shares—diluted	31,104,290	27,376,934	20,487,406

Basic Earnings Per Common Share:
Net income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.67	$0.23	$(0.46)
Discontinued operations	—	0.16	1.85

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.67	$0.39	$1.39

Diluted Earnings Per Common Share:
Net income (loss) applicable to common shareholders before discontinued operations	$0.67	$0.23	$(0.43)
Discontinued operations	—	0.16	1.80

Net income applicable to common shareholders per weighted average common share	$0.67	$0.39	$1.37

17. Comprehensive Income

For the year ended December 31, 2005, comprehensive income was $21,155. As of December 31, 2005 and 2004, the Company’s accumulated other comprehensive gain was $1,353 and $965, respectively. The change in accumulated other comprehensive gain was entirely due to the Company’s unrealized gains on its interest rate derivative. The interest rate derivative expires on February 9, 2007. For the year ended December 31, 2005, the Company reclassified $444 of accumulated other comprehensive income to earnings as a reduction of interest expense. For the year ended December 31, 2004, the Company reclassified $504 of accumulated other comprehensive income to earnings as interest expense.

18. Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2005	2004	2003
Interest paid	$21,642	$13,388	$14,891

Interest capitalized	$1,178	$783	$289

Income taxes paid, net of refunds	$799	$537	$586

Distributions payable (common shares)	$3,620	$2,421	$1,720

Distributions payable (preferred shares)	$4,619	$3,133	$3,133

Issuance of common shares for board of trustees compensation	$206	$43	$36

In conjunction with the LHL lease transitions the Company assumed the following assets and liabilities:
Accounts receivable, net	$—	$—	$9
Other assets	—	—	82
Liabilities	—	—	(91)

Total net assets	$—	$—	$—

In conjunction with the hotel dispositions, the Company disposed of the following assets and liabilities:
Sale of real estate	$—	$(25,755)	$(71,562)
Mortgage loans assumed	—	—	58,072
Other assets	—	63	(652)
Liabilities	—	(268)	855
Gain/loss on sale of properties disposed of	—	(2,636)	(36,662)

Disposition of hotel properties	$—	$(28,596)	$(49,949)

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$626,930	$183,918	$141,908
Mortgage loan assumed	(221,380)	—	(62,845)
Issuance of preferred units	(58,722)	—	—
Other assets	8,268	1,010	7,189
Liabilities	(7,591)	(3,908)	(11,357)

Acquisition of hotel properties	$347,505	$181,020	$74,895

Exchange of units for common shares:
Minority interest in operating partnership	$(7,957)	$(1,155)	$—
Common Shares of beneficial interest	3	0	0
Additional paid-in capital	7,954	1,155	—

	$—	$—	$—

19. Pro Forma Financial Information (Unaudited)

The following condensed pro forma financial information is presented as if the following acquisitions as discussed in Note 3 had been consummated and leased as of January 1, 2004.

•	Indianapolis Marriott Downtown
•	Hilton Alexandria Old Town
•	Chaminade Resort and Conference Center

•	Hilton San Diego Gaslamp Quarter
•	The Grafton on Sunset
•	Onyx Hotel
•	Westin Copley Place
•	University Tower Hotel
•	Hilton San Diego Resort
•	Washington Grande Hotel

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and all the hotels had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the year ended December 31,
	2005	2004
Total revenues	$493,562	$453,976
Net income applicable to common shareholders of beneficial interest	$18,111	$9,217
Net income applicable to common shareholders of beneficial interest per weighted average common share:
basic (after dividends paid on unvested restricted shares)	$0.50	$0.25
diluted (before dividends paid on unvested restricted shares)	$0.50	$0.25
Weighted average number of common shares outstanding
basic	35,850,770	35,850,770
diluted	36,327,871	36,327,871

20. Subsequent Events

On January 1, 2006, the Company repurchased 27,675 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued these 27,675 treasury shares related to (i) compensation to the Board of Trustees and (ii) issuance of restricted common shares of beneficial interest to the Company’s executive officers.

On January 6, 2006, the joint venture that owns the Chicago Marriott Downtown in which the Company holds a noncontrolling 9.9% equity interest, signed a term sheet to refinance its mortgage and furniture, fixtures and equipment line of credit by obtaining a new $220,000 mortgage with a variable interest rate of LIBOR plus 1.85%. Upon closing, the Company’s pro rata share of the mortgage loan will be approximately $21,800.

On January 13, 2006, the Company declared monthly cash distributions to shareholders of the Company and partners of the Operating Partnership, in the amount of $0.10 per common share of beneficial interest/unit for each of the months of January, February and March 2006.

On January 13, 2006, the Company paid its December 2005 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unit holders of record as of December 31, 2005.

On January 13, 2006, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended December 31, 2005 to Series A preferred shareholders of record at the close of business on January 1, 2006.

On January 13, 2006, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended December 31, 2005 to Series B preferred shareholders of record at the close of business on January 1, 2006.

On January 13, 2006, the Company paid its preferred distribution of $0.47 per Series D Preferred Share for the quarter ended December 31, 2005 to Series D preferred shareholders of record at the close of business on January 1, 2006.

On January 13, 2006, the Company paid its preferred distribution of $0.45 per Series C Unit for the quarter ended December 31, 2005 to Series C preferred unitholders of record at the close of business on January 1, 2006.

On January 17, 2006, the Company signed an agreement to acquire a 100% interest in the House of Blues Hotel, a 367-room, full-service hotel, and related Marina City retail and parking facilities, all located in Chicago, Illinois, for $114,500 subject to customary closing conditions and requirements. The closing is expected to occur during the first quarter of 2006.

On January 27, 2006, the Company granted 34,697 restricted common shares of beneficial interest to the Company’s executive officers. The restricted shares granted vest over three years, starting January 1, 2008. These common shares were issued under the 1998 share option and incentive plan.

On January 27, 2006, the Company acquired a 100% interest in the LeParc Suite Hotel, a 154-room upscale full-service hotel located in West Hollywood, California, for $47,000. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL and Outrigger Lodging Services was retained to manage the property.

On January 27, 2006, 92,893 common units of limited partnership interest in the Operating Partnership were redeemed for an equal number of common shares in the Company.

On January 30, 2006, the Company signed an agreement to acquire a 100% interest in the Westin Michigan Avenue, a 751-room, upscale full-service hotel located in Chicago, Illinois, for $215,000, subject to customary closing conditions and requirements. The closing is expected to occur during the first quarter of 2006. The property will continue to be managed by Starwood Hotels & Resorts.

On February 7, 2006, the Company completed an underwritten public offering of 3,250,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $119,758. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes including acquisitions. The Company granted the underwriters an option to purchase up to 487,500 additional common shares to cover over-allotments. This option may be exercised any time before March 3, 2006. As of February 22, 2006 this option has not been exercised.

On February 8, 2006, the Company completed an underwritten public offering of 3,050,000 shares of 8.0% Series E Cumulative Redeemable Preferred Shares (the Series E Preferred Shares) par value $0.01 per share (liquidation preference $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $74,324. The net proceeds will be used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes including acquisitions. On February 16, 2006, the Company issued an additional 450,000 Series E Preferred Shares pursuant to an over-allotment option for approximately $10,984 after deducting underwriters discounts and commissions.

On February 15, 2006, the Company paid its January 2006 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of January 31, 2006.

On February 15, 2006, the tax-exempt special project revenue bond and the taxable special project revenue bond, both issued by the Massachusetts Port Authority, were remarketed with the supporting letters of credit being provided by Royal Bank of Scotland, replacing GE Commercial Credit. The cost of the supporting letters of credit was reduced from 2% to 1.35%. The bonds are secured by the letters of credit and the letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.

On February 21, 2006, the Washington Grande Hotel (formerly the Holiday Inn Downtown) was closed for renovations. The Company plans to invest over $21,000 in a renovation and repositioning similar to those performed on the Company’s DC Urban Collection purchased in March 2001. After completion of the renovation and repositioning in 2007, the hotel will be operated as a luxury high-style, independent hotel.

21. Quarterly Operating Results (Unaudited)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2005 and 2004 (in thousands, except per share data) follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$73,021	$100,671	$110,970	$111,492
Total expenses from continuing operations	72,806	87,254	95,828	104,844

Net income from continuing operations	215	13,417	15,142	6,648
Net loss from discontinued operations	(26)	—	—	—

Net income	189	13,417	15,142	6,648
Distributions to preferred shareholders	(3,133)	(3,133)	(3,744)	(4,619)

Net income (loss) applicable to common shareholders	$(2,944)	$10,284	$11,398	$2,029

Earnings per weighted average common share outstanding—basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$(0.10)	$0.34	$0.38	$0.06
Discontinued operations	—	—	—	—

Net income (loss) applicable to common shareholders after dividends paid on unvested restricted shares	$(0.10)	$0.34	$0.38	$0.06

Earnings per weighted average common share outstanding—diluted:
Income (loss) applicable to common shareholders before discontinued operations	$(0.10)	$0.34	$0.37	$0.06
Discontinued operations	—	—	—	—

Net income (loss) applicable to common shareholders	$(0.10)	$0.34	$0.37	$0.06

Weighted average number of common shares outstanding:
Basic	29,701,695	29,822,566	30,022,302	32,964,510
Diluted	30,202,017	30,287,688	30,492,289	33,393,874

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$50,647	$79,206	$82,269	$69,709
Total expenses from continuing operations	54,197	69,792	72,276	66,761

Net income (loss) from continuing operations	(3,550)	9,414	9,993	2,948
Net income (loss) from discontinued operations	496	818	3,179	(75)

Net income (loss)	(3,054)	10,232	13,172	2,873
Distributions to preferred shareholders	(3,133)	(3,133)	(3,133)	(3,133)

Net income (loss) applicable to common shareholders	$(6,187)	$7,099	$10,039	$(260)

Earnings per weighted average common share outstanding—basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$(0.28)	$0.24	$0.25	$(0.01)
Discontinued operations	0.02	0.03	0.11	—

Net income (loss) applicable to common shareholders after dividends paid on unvested restricted shares	$(0.26)	$0.27	$0.36	$(0.01)

Earnings per weighted average common share outstanding—diluted:
Income (loss) applicable to common shareholdersbefore discontinued operations	$(0.27)	$0.23	$0.24	$(0.01)
Discontinued operations	0.02	0.03	0.11	—

Net income (loss) applicable to common shareholders	$(0.25)	$0.26	$0.35	$(0.01)

Weighted average number of common shares outstanding:
Basic	24,045,610	26,395,156	27,805,183	28,684,261
Diluted	24,729,272	26,917,093	28,351,296	29,266,357

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2005

(Dollars in thousands)

		Encum- brances	Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Net Book Value	Date of Original Construction	Date of Acquisition	Life On Which Depreciation in Income Statement is Computed
			Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment
1.	Sheraton Bloomington Hotel Minneapolis South (1)	$27,201	$8,172	$11,258	$13,811	$—	$6,329	$13,269	$8,172	$17,587	$27,080	$26,542	$26,297	1969	12/01/95	3-40 years
2.	Westin City Center Dallas	14,543	2,452	20,847	2,166	—	5,043	8,041	2,452	25,890	10,207	13,033	25,516	1980	04/29/98	3-40 years
3.	Seaview Resort and Spa	—	7,415	40,337	2,339	182	7,835	12,986	7,597	48,172	15,325	23,509	47,585	1912	04/29/98	3-40 years
4.	Le Montrose Suite Hotel	13,847	5,004	19,752	2,951	—	3,789	4,836	5,004	23,541	7,787	10,690	25,642	1976	04/29/98	3-40 years
5.	LaGuardia Airport Marriott	—	8,127	32,139	3,976	—	4,407	6,269	8,127	36,546	10,245	17,266	37,652	1981	04/29/98	3-40 years
6.	San Diego Paradise Point Resort (2)	62,559	—	69,639	3,665	—	21,279	11,891	—	90,918	15,556	34,348	72,126	1962	06/01/98	3-40 years
7.	Harborside Hyatt Conference Center & Hotel	42,500	—	66,159	5,246	—	691	5,208	—	66,850	10,454	25,934	51,370	1993	06/24/98	3-40 years
8.	Hotel Viking	—	2,421	24,375	353	78	12,963	4,881	2,499	37,338	5,234	11,658	33,412	1850	06/02/99	3-40 years
9.	Topaz Hotel	—	2,137	8,549	—	12	3,942	2,642	2,149	12,491	2,642	3,845	13,437	1963	03/08/01	3-40 years
10.	Hotel Madera	—	1,682	6,726	—	15	5,066	2,499	1,697	11,792	2,499	3,119	12,869	1963	03/08/01	3-40 years
11.	Hotel Rouge	—	2,162	8,647	—	17	5,007	3,832	2,179	13,654	3,832	4,812	14,853	1963	03/08/01	3-40 years
12.	Hotel Helix	—	2,636	10,546	—	13	8,612	4,866	2,649	19,158	4,866	5,370	21,303	1962	03/08/01	3-40 years
13.	Holiday Inn on the Hill Hotel	—	8,353	33,412	2,742	—	4,457	5,252	8,353	37,869	7,994	10,821	43,395	1968	06/01/01	3-40 years
14.	Lansdowne Resort (3)	—	27,421	74,835	3,114	14,334	31,469	10,513	41,755	106,304	13,627	10,342	151,344	1991	06/17/03	3-40 years
15.	Hotel George	—	1,743	22,221	531	—	225	915	1,743	22,446	1,446	2,131	23,504	1928	09/18/03	3-40 years
16.	Indianapolis Marriott Dowtown	57,000	—	96,173	9,879	—	139	444	—	96,312	10,323	10,285	96,350	2001	02/10/04	3-40 years
17.	Hilton Alexandria Old Town	33,534	11,079	45,539	2,597	—	336	648	11,079	45,875	3,245	3,269	56,930	2000	05/28/04	3-40 years
18.	Chaminade Resort and Conference Center (4)		5,240	13,111	299	—	838	269	5,240	13,949	568	633	19,124	1985	11/18/04	3-40 years
19.	Hilton San Diego Gaslamp Quarter	59,600	5,008	77,892	2,250	0	59	112	5,008	77,951	2,362	2,403	82,918	2000	01/06/05	3-40 years
20.	The Grafton on Sunset	—	1,882	23,226	431	11	49	225	1,893	23,275	656	690	25,134	1954	01/10/05	3-40 years
21.	Onyx Hotel	—	6,963	21,262	445	—	119	1	6,963	21,381	446	401	28,390	2004	05/18/05	3-40 years
22.	Westin Copley Place	210,000	—	295,809	28,223	—	223	55	—	296,032	28,278	4,349	319,961	1983	08/31/05	3-40 years
23.	University Tower Hotel	11,376	4,936	21,720	577	—	—	69	4,936	21,720	646	57	27,245	1931	12/08/05	3-40 years
24.	Hilton San Diego Resort	—	—	85,572	4,800	—	14	—	—	85,586	4,800	258	90,128	1962	12/15/05	3-40 years
25.	Washington Grand Hotel	—	11,379	34,555		—	—	—	11,379	34,555	—	75	45,859	1972	12/16/05	3-40 years

	Total	$532,160	$126,212	$1,164,301	$90,395	$14,662	$122,891	$99,723	$140,874	$1,287,192	$190,118	$225,840	$1,392,344

(1)	Total Investment in hotel properties does not include $584 of property under development for the Sheraton Bloomington Hotel Minneapolis South.
(2)	Total Investment in hotel properties does not include $239 of property under development for the San Diego Paradise Point Resort.
(3)	Total Investment in hotel properties does not include $8166 of property under development for the Lansdowne Resort.
(4)	Total Investment in hotel properties does not include $2692 of property under development for the Chaminade Resort and Conference Center.

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation—Continued

As of December 31, 2005

Reconciliation of real estate and accumulated depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2002	685,280
Acquisition of hotel properties	127,540
Improvements and additions to hotel properties	25,384
Disposal of hotel	(94,542)

Balance at December 31, 2003	743,662
Acquisition of hotel properties	183,917
Improvements and additions to hotel properties	24,369
Disposal of hotel	(34,927)

Balance at December 31, 2004	917,021
Acquisition of hotel properties	626,930
Improvements and additions to hotel properties	74,233

Balance at December 31, 2005	$1,618,184

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2002	135,466
Depreciation	33,501
Disposal of hotel	(21,281)

Balance at December 31, 2003	147,686
Depreciation	38,827
Disposal of hotel	(9,225)

Balance at December 31, 2004	177,288
Depreciation	48,552

Balance at December 31, 2005	$225,840

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles supplementary)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of September 30, 2003

21	List of Subsidiaries

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002