Form 10-K/A
period 2005-12-31
LASALLE HOTEL PROPERTIES
filed 2006-03-24
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒        Accelerated filer    ☐        Non-accelerated filer    ☐

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

EXPLANATORY NOTE

This Form 10-K/A constitutes Amendment No. 1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2005. The registrant is filing this Form 10-K/A solely to make technical revisions to the facing page and to the Chief Executive Officer and Chief Financial Officer certifications attached as Exhibits 31.1 and 31.2. All other information in the original filing, including the financial statements, is unchanged. This 10-K/A amends only the facing page and such exhibits and does not otherwise update the disclosures in the original filing or reflect events occurring after the original filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

2.1	Purchase and Sale Agreement dated as of May 6, 2004, by and between LNR Alexandria Limited Partnership, a Delaware limited partnership, and LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (16)

2.2	Purchase and Sale Agreement dated as of December 17, 2003, by and between Convention Hotel Partners, LLC, an Indiana limited liability company, and LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (17)

2.3	Purchase and Sale Agreement dated as of January 26, 2006, by and between JER/WMA, LLC, a Delaware limited liability company, and LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (13)

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles supplementary) (20)

3.2	Amended and Restated Bylaws of the Registrant (4)

4.1	Form of Common Share of Beneficial Interest (1)

4.2	Common Share Purchase Right dated April 29, 1998 (LaSalle Partners) (3)

4.3	Common Share Purchase Right dated April 29, 1998 (Steinhardt) (3)

4.4	Common Share Purchase Right dated April 29, 1998 (Cargill) (3)

10.1	Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 29, 1998 (3)

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002 (9)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of September 30, 2003 (20)

10.4	Form of Third Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P. (12)

10.5	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 22, 2005 (11)

1

Exhibit Number	Description of Exhibit

10.6	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of February 6, 2006 (19)

10.7	Form of Articles of Incorporation and Bylaws of the Advisor (1)

10.8	Contribution and Sale Agreement, dated August 12, 2005, by and among LaSalle Hotel Properties, LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Lessee, Inc., W. Copley Boston Corporation, and SCG Copley Square LLC (12)

10.9	Omnibus Contribution Agreement By and Among LaSalle Hotel Operating Partnership, L.P. and the Contributors named herein (1)

10.10	Contribution Agreement (Steinhardt) (1)

10.11	Contribution Agreement (Cargill) (1)

10.12	Contribution Agreement (OLS Visalia) (1)

10.13	Contribution Agreement (OLS Le Montrose) (1)

10.14	Contribution Agreement (Durbin) (1)

10.15	Contribution Agreement (Radisson) (1)

10.16	Form of Management Agreement (1)

10.17	Form of Lease (1)

10.18	Form of Lease with Affiliated Lessees (1)

10.19	Form of Supplemental Representations, Warranties and Indemnity Agreement (1)

10.20	Form of Pledge and Security Agreement (1)

10.21	Subscription Agreement (with registration rights), dated as of May 28, 1998, by WestGroup San Diego Associates, Ltd. (2)

10.22	Lease Agreement, dated as of June 1, 1998, by and between LHO Mission Bay Hotel, L.P. and WestGroup San Diego Associates, Ltd. (2)

10.23	Promissory Note Secured by Leasehold Mortgage in the original principal amount of $210,000,000 made by LHO Backstreets, L.L.C. and dated as of August 30, 2005 (14)

10.24	Leasehold Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) by LHO Backstreets, L.L.C., as Mortgagor, and Mortgage Electronic Registration Systems, Inc., as Mortgagee and dated August 30, 2005 (14)

10.25	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (LaSalle Partners) (3)

10.26	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Steinhardt) (3)

10.27	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Cargill) (3)

10.28	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (LaSalle Partners) (3)

10.29	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Steinhardt) (3)

10.30	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Cargill) (3)

10.31	Loan and Trust Agreement, dated as of December 15, 1990, as amended and restated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership, and Shawmut Bank, N.A., as trustee (3)

2

Exhibit Number	Description of Exhibit

10.32	Credit Enhancement Agreement, dated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A. (3)

10.33	Form of First Amendment to Lease with Affiliated Lessee (5)

10.34	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through April 21, 2005 (6)*

10.35	Form of Second Amendment to Lease with Affiliate Lessee (5)

10.36	Amended and Restated Advisory Agreement and Employee Lease Agreement dated January 1, 2000 between LaSalle Hotel Properties and LaSalle Hotel Advisors, Inc. (7)

10.37	Stock Purchase Agreement dated July 28, 2000 by and among LaSalle Hotel Operating Partnership, L.P. and LaSalle Hotel Co-Investment, Inc., LPI Charities and LaSalle Hotel Properties (8)

10.38	Amended and Restated Senior Unsecured Credit Agreement entered into on June 9, 2005 among Bank of Montreal, Bank of America, N.A., the other lenders named therein and LaSalle Hotel Operating Partnership, L.P. (15)

10.39	Guaranty and Contribution Agreement made as of June 9, 2005 by LaSalle Hotel Properties and certain of its subsidiaries (15)

10.40	Environmental Indemnification Agreement made as of June 9, 2005 by LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties and certain of their subsidiaries (15)

10.41	Termination and Services Agreement dated December 28, 2000 by and among LaSalle Hotel Properties, and LaSalle Hotel Advisors, Inc. and LaSalle Investment Management, Inc. (8)

10.42	Change in Control Severance Agreement between Jon E. Bortz and LaSalle Hotel Properties dated as of January 28, 2002 (10)*

10.43	Change in Control Severance Agreement between Hans S. Weger and LaSalle Hotel Properties dated as of January 28, 2002 (10)*

10.44	Change in Control Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties dated as of January 28, 2002 (10)*

12.1	Calculation of the Registrant’s Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (18)

21	List of subsidiaries (20)

23	Consent of KPMG LLP (20)

24.1	Power of Attorney (20)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (20)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 (20)

*	Represents management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) and incorporated to Amendment No. 1 herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Form 8-K (No. 001-14045) report filed with the SEC on June 15, 1998 and incorporated herein by reference.

3

(3)	Previously filed as an exhibit to the Registrant’s Form 10-Q (No. 001-14045) filed with the SEC on August 14, 1998 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Form S-3 (No. 333-104054) filed with the SEC on March 27, 2003 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s Form 10-Q (No. 001-14045) filed with the SEC on May 12, 1999 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-125058) filed with the SEC on May 19, 2005 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Form 10-Q (No. 001-14045) filed with the SEC on August 2, 2000 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Form 10-K (No. 001-14045) filed with the SEC on March 27, 2001 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on March 12, 2002 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Form 10-K filed with the SEC on February 19, 2003 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on August 24, 2005 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on August 16, 2005 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on January 30, 2006 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on September 7, 2005 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on June 14, 2005 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Form 8-K/A report filed with the SEC on July 1, 2004 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Form 8-K/A report filed with the SEC on March 3, 2004 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-3ASR (No. 333-131384) and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on February 8, 2006 and incorporated herein by reference.
(20)	Previously filed as an exhibit to, or part of, the Registrant’s Form 10-K report filed with the SEC on February 23, 2006.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: March 23, 2006	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date	Signature

March 23, 2006	* Jon E. Bortz	Chairman, President and Chief Executive Officer (Principal Executive Officer)

March 23, 2006	* Darryl Hartley-Leonard	Trustee

March 23, 2006	* Kelly L. Kuhn	Trustee

March 23, 2006	* William S. McCalmont	Trustee

March 23, 2006	* Donald S. Perkins	Trustee

March 23, 2006	* Stuart L. Scott	Trustee

March 23, 2006	* Donald A. Washburn	Trustee

March 23, 2006	* Michael D. Barnello	Chief Operating Officer and Executive Vice President of Acquisitions

March 23, 2006	/s/ HANS S. WEGER Hans S. Weger	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ HANS S. WEGER
Hans S. Weger *Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002