Form 10-Q
period 2006-03-31
LASALLE HOTEL PROPERTIES
filed 2006-04-19
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

        Large accelerated filer  ☒                 Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 19, 2006
Common Shares of Beneficial Interest ($0.01 par value)	39,950,373
10 1/4 % Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	3,991,900
8 3/8 % Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000
7 1/2 % Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8 % Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000

PART I. Financial Information

Item 1. Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets:
Investment in hotel properties, net	$1,767,522	$1,392,344
Property under development	7,868	11,681
Investment in joint venture (Note 2)	2,330	978
Cash and cash equivalents	44,399	10,153
Restricted cash reserves (Note 6)	22,373	20,845
Rent receivable	2,400	2,238
Hotel receivables (net of allowance for doubtful accounts of approximately $473 and $987, respectively)	22,228	17,678
Deferred financing costs, net	4,537	4,504
Deferred tax asset	21,574	18,176
Prepaid expenses and other assets	37,682	21,021

Total assets	$1,932,913	$1,499,618

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 5)	$51,000	$30,655
Bonds payable (Note 5)	42,500	42,500
Mortgage loans (including unamortized premium of $1,268 and $615, respectively) (Note 5)	645,023	489,660
Accounts payable and accrued expenses	56,171	47,992
Advance deposits	7,969	4,623
Accrued interest	2,804	2,531
Distributions payable	9,608	8,239

Total liabilities	815,075	626,200

Minority interest of common units in LaSalle Hotel Operating Partnership, L.P.	655	2,597
Minority interest of preferred units in LaSalle Hotel Operating Partnership, L.P	59,739	59,739

Commitments and contingencies (Note 6)	—	—

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, (Note 7) 10 1/4 % Series A (liquidation preference $99,797) - 3,991,900 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	40	40
8 3/8 % Series B (liquidation preference $27,500) - 1,100,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	11	11
7 1/2 % Series D (liquidation preference $79,250) - 3,170,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	32	32
8.0 % Series E (liquidation preference $ 87,500) - 3,500,000 and 0 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	35	—
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized and 39,942,443 and 36,053,809 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively (Note 7)	399	361
Additional paid-in capital, including offering costs of $44,204 and $36,790 at March 31, 2006 and December 31, 2005, respectively	1,120,119	894,976
Accumulated other comprehensive income (Note 13)	1,247	1,353
Distributions in excess of retained earnings	(64,439)	(85,691)

Total shareholders’ equity	1,057,444	811,082

Total liabilities and shareholders’ equity	$1,932,913	$1,499,618

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2006	2005
Revenues:
Hotel operating revenues:
Room revenue	$69,905	$41,932
Food and beverage revenue	32,459	22,160
Other operating department revenue	7,767	4,771

Total hotel operating revenues	110,131	68,863
Participating lease revenue	5,227	3,925
Other income (Note 4)	26	421

Total revenues	115,384	73,209

Expenses:
Hotel operating expenses:
Room	18,149	11,265
Food and beverage	23,988	16,467
Other direct	4,796	3,351
Other indirect (Note 10)	34,646	21,585

Total hotel operating expenses	81,579	52,668
Depreciation and other amortization	17,159	10,964
Real estate taxes, personal property taxes and insurance	5,735	3,588
Ground rent (Note 6)	1,394	798
General and administrative	3,190	2,766
Other expenses	262	101

Total operating expenses	109,319	70,885

Operating income	6,065	2,324
Interest income	690	101
Interest expense	(9,014)	(4,624)

Loss before income tax benefit, minority interest, equity in earnings of joint venture and discontinued operations	(2,259)	(2,199)
Income tax benefit (Note 11)	3,863	2,705
Minority interest of common units in LaSalle Hotel Operating Partnership, L.P.	(80)	(2)
Minority interest of preferred units in LaSalle Hotel Operating Partnership, L.P.	(1,064)	—
Equity in earnings (loss) of joint venture (Note 2)	38,411	(289)

Income from continuing operations	38,871	215

Discontinued operations:
Loss from operations of properties disposed of, including gain on disposal of assets	—	(45)
Income tax benefit	—	19

Net loss from discontinued operations	—	(26)

Net income	38,871	189
Distributions to preferred shareholders	(5,611)	(3,133)

Net income (loss) applicable to common shareholders	$33,260	$(2,944)

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2006	2005
Earnings per Common Share - Basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.87	$(0.10)
Discontinued operations	—	—

Net income (loss) applicable to common shareholders after dividends paid on unvested restricted shares	$0.87	$(0.10)

Earnings per Common Share - Diluted:
Income (loss) applicable to common shareholders before discontinued operations	$0.87	$(0.10)
Discontinued operations	—	—

Net income (loss) applicable to common shareholders	$0.87	$(0.10)

Weighted average number of common shares outstanding:
Basic	38,052,908	29,701,695
Diluted	38,431,801	30,202,017

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$38,871	$189
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	17,159	10,964
Amortization of deferred financing costs and mortgage premium	580	617
Minority interest in LaSalle Hotel Operating Partnership, L.P.	1,144	2
Income tax benefit	(3,398)	(2,724)
Deferred compensation	381	289
Equity in (earnings) loss of unconsolidated entities	(38,411)	289
Changes in assets and liabilities:
Rent receivable	(162)	326
Hotel receivables	(3,963)	(7,202)
Prepaid expenses and other assets	(15,930)	2,842
Accounts payable and accrued expenses	3,562	5,972
Advance deposits	2,612	972
Accrued interest	273	(109)

Net cash flow provided by operating activities	2,718	12,427

Cash flows from investing activities:
Improvements and additions to hotel properties	(8,397)	(14,791)
Acquisition of hotel properties	(360,216)	(110,677)
Distributions from joint venture	37,059	330
Purchase of office furniture and equipment	(7)	(10)
Funding of restricted cash reserves	(4,056)	(1,364)
Proceeds from restricted cash reserves	2,732	314

Net cash flow used in investing activities	(332,885)	(126,198)

Cash flows from financing activities:
Borrowings under credit facilities	243,922	118,345
Repayments under credit facilities	(223,577)	(14,326)
Proceeds from mortgage loans	140,000	—
Repayments of mortgage loans	(958)	(785)
Payment of deferred financing costs	(473)	(126)
Proceeds from exercise of stock options	247	745
Proceeds from issuance of preferred shares	87,500	—
Proceeds from issuance of common shares	143,100	—
Payment of preferred offering costs	(2,191)	—
Payment of common offering costs	(5,222)	—
Purchase of treasury shares	(1,016)	(1,046)
Distributions-preferred shares/units	(5,683)	(3,133)
Distributions-common shares/units	(11,236)	(7,271)

Net cash flow provided by financing activities	364,413	92,403

Net change in cash and cash equivalents	34,246	(21,368)
Cash and cash equivalents, beginning of period	10,153	32,102

Cash and cash equivalents, end of period	$44,399	$10,734

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(unaudited)

1. Organization

LaSalle Hotel Properties (the “Company”), a Maryland real estate investment trust (“REIT”), buys, owns and leases upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-administered and self-managed REIT as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders.

As of March 31, 2006, the Company owned 100% equity interests in 28 hotels with approximately 8,400 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) base rent or (ii) participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 26 of the hotels are leased to the Company’s taxable-REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 10). Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned approximately 99.9% of the common units of the Operating Partnership at March 31, 2006. At March 31, 2006, the remaining 0.1% was held by a limited partner who held 33,530 common limited partnership units. Common units of the Operating Partnership are redeemable for cash, or, at the option of the Company, for a like number of common shares of beneficial interest of the Company. In addition, another limited partner owns 2,348,888 Series C preferred units in the Operating Partnership having an aggregate liquidation value of approximately $58,722 and bearing an annual cumulative distribution of 7.25% on the liquidation preference.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Investment in Joint Venture

Investment in joint venture represents the Company’s non-controlling 9.9% equity interest in each of (i) the joint venture that owned the Chicago Marriott Downtown (“Chicago 540 Hotel Venture”) and (ii) Chicago 540 Lessee, Inc., both of which were associated with the Chicago Marriott Downtown.

On February 22, 2006, Chicago 540 Hotel Venture refinanced its existing mortgage and furniture, fixtures, and equipment credit facility into a new $220,000 mortgage loan. Proceeds from the refinancing in excess of the amounts to pay off the previous loans were distributed to the owners in accordance with the partnership agreement. On March 25, 2006, Chicago 540 Hotel Venture sold the Chicago Marriott Downtown for an aggregate purchase price of $306,000 and recognized a gain on the sale of approximately $152,983. Proceeds from the sale were used to pay off the refinanced mortgage, make a distribution to the owners, and the remaining amount was retained to settle any post closing adjustments. The remaining cash will be distributed to the owners in accordance with the partnership agreement after post-closing adjustments have been settled. Chicago 540 Hotel Venture incurred interest expense of $3,202 and $762 for the three months ended March 31, 2006 and 2005, respectively. The Company recognized a gain on sale of $38,393 for the three months ended March 31, 2006, which is included in equity in earnings of joint venture in the consolidated statements of operations. The Company received a preferential distribution of the sale proceeds above its 9.9% equity interest due to the joint venture achieving certain return thresholds.

Stock-Based Compensation

From time to time, the Company awards restricted shares under the 1998 Share Option and Incentive Plan to trustees, executive officers and employees, which vest over three or four years. The Company recognizes compensation expense for restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for estimated forfeitures. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based at their fair values. Adoption did not have a material effect on the Company.

Recently Issued Accounting Pronouncements

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus established the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. Adoption did not have a material effect on the Company.

3. Acquisition and Renovation of Hotel Properties

On January 27, 2006, the Company acquired a 100% interest in the Le Parc Suite Hotel, a 154-room, upscale, full-service hotel located in West Hollywood, California, for $47,000. The source of the funding for the acquisition was the Company’s senior unsecured credit facility and assumption of debt. The property is leased to LHL and Outrigger Lodging Services was retained to manage the property.

On February 21, 2006, the Washington Grande Hotel was closed for renovations. After completion of the renovation and repositioning in 2007, the hotel will be operated as a luxury high-style, independent hotel.

On March 1, 2006, the Company acquired a 100% interest in the Westin Michigan Avenue, a 751-room, upscale, full-service hotel located in Chicago, Illinois, for $214,700. The source of the funding for the acquisition was proceeds from the February 2006 equity offerings and the Company’s senior unsecured credit facility. The property is leased to LHL and Starwood Hotels & Resorts continues to manage the property.

On March 1, 2006, the Company acquired a 100% interest in the House of Blues Hotel, a 367-room, full-service hotel and related Marina City retail and parking facilities, located in Chicago, Illinois, for $114,500. The source of the funding for the acquisition was proceeds from the February 2006 equity offerings and the Company’s senior unsecured credit facility. The property is leased to LHL and Gemstone Resorts International, LLC was retained to manage the property.

4. Disposition of Land

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

5. Long-Term Debt

Debt at March 31, 2006 and December 31, 2005, consists of the following (in thousands):

Debt	Interest Rate at March 31, 2006		Maturity Date	Balance Outstanding at
				March 31, 2006	December 31, 2005
Credit facilities
Senior Unsecured Credit Facility	Floating		June 2008	$51,000	$30,000
LHL Unsecured Credit Facility	Floating		June 2008	—	655

Massport bonds
Harborside Hyatt Conference Center & Hotel (b)	Floating	(a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (b)	Floating	(a)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage debt
Indianapolis Marriott Downtown	3.56	%(c)	February 2007	57,000	57,000
Le Parc Suite Hotel (d)	7.78%		May 2008	16,263	—
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%		July 2009	41,501	41,744
San Diego Paradise Point Resort	6.93%		February 2009	17,228	17,324
San Diego Paradise Point Resort	4.61%		February 2009	44,979	45,235
Hilton Alexandria Old Town	4.98%		September 2009	33,349	33,534
Le Montrose Suite Hotel	8.08%		July 2010	13,790	13,847
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
University Tower Hotel (d)	6.28%		August 2014	11,313	11,376
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	140,000	—

Total mortgage debt				645,023	489,660

Total debt				$738,523	$562,815

(a)	Variable interest rate based on a weekly floating rate. The interest rate at March 31, 2006 was 4.92% and 3.25% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by The Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.
(c)	Variable interest rate of LIBOR plus 1%. The Company has entered into a three-year fixed interest rate swap that fixes the LIBOR rate at 2.56% and therefore, fixes the mortgage interest rate at 3.56%.
(d)	Mortgage debt includes unamortized premiums of $667 and $601 for Le Parc Suite Hotel and University Tower Hotel, respectively, as of March 31, 2006, and $615 for University Tower Hotel as of December 31, 2005.

The Company incurred interest expense of $9,014 and $4,624 in the three months ended March 31, 2006 and 2005, respectively. Included in interest expense are amortization of deferred financing fees of $639 and $617 for the three months ended March 31, 2006 and 2005, respectively. Interest was capitalized in the amount of $367 and $359 for the three months ended March 31, 2006 and 2005, respectively. Interest paid was $8,470 and $3,757 in the three months ended March 31, 2006 and 2005, respectively.

Credit Facilities

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $300,000. On June 9, 2005 the Company amended the credit facility to extend the bank facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) 90% of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. As of March 31, 2006, the Company was in compliance with the financial covenants and was not otherwise in default under the credit facility. Borrowings under the senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three months ended March 31, 2006, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 6.5%. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2006. The Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $125 for the three months ended March 31, 2006. At March 31, 2006, and December 31, 2005, the Company had $51,000 and $30,000, respectively, of outstanding borrowings under the senior unsecured bank facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the bank facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the three months ended March 31, 2006 was 6.2%. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of approximately $12 for the three months ended March 31, 2006. At March 31, 2006 and December 31, 2005, the Company had zero and $655, respectively, of outstanding borrowings under LHL credit facility.

Massport Bonds

On February 15, 2006, the tax-exempt special project revenue refunding bonds and the taxable special project revenue refunding bonds, issued by the Massachusetts Port Authority, were remarketed with the supporting letters of credit being provided by The Royal Bank of Scotland, replacing General Electric Capital Corporation. The annual maintenance fee on the supporting letters of credit was reduced from 2% to 1.35%. The bonds are secured by the letters of credit and the letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.

Mortgage Loans

On January 27, 2006, in connection with the acquisition of the Le Parc Suite Hotel, the Company assumed a $15,667 mortgage secured by the Le Parc Suite Hotel. The mortgage loan matures on May 1, 2008 and does not allow prepayment without penalty. The mortgage loan bears interest at 7.78% and has monthly interest and principal payments of $136. The Company recorded the mortgage loan at its fair value, and recorded a loan premium of $713 which was recorded as an increase in the carrying value of the loan. The loan premium is amortized as an adjustment to interest expense over the remaining life of the loan.

On March 3, 2006, the Company entered into a $140,000 10-year mortgage loan that is secured by the Westin Michigan Avenue. The mortgage loan matures on April 1, 2016 and does not allow for prepayment without penalty prior to January 1, 2016. The mortgage loan bears interest at a fixed rate of 5.75% and requires interest only payments for the first five years and payments on a 30-year amortization schedule for the last 5 years.

6. Commitments and Contingencies

Ground and Air Rights Leases

Four of the Company’s hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, and Hilton San Diego Resort and the parking lot at Sheraton Bloomington Hotel Minneapolis South, are subject to ground leases under non-cancelable operating leases expiring from 2016 to June 2099. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa, is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. Total ground lease expense for the three months ended March 31, 2006 and 2005 was $1,394 and $798, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of March 31, 2006, $9,171 was available in restricted cash reserves for future capital expenditures.

Restricted Cash Reserves

At March 31, 2006, the Company held $22,373 in restricted cash reserves. Included in such amounts are (i) $9,171 of reserve funds relating to the hotels with agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $8,867 as security for a surety bond in furtherance of the Company’s appeal from the June 9, 2005 Court judgment with respect to the New Orleans hotel, (iii) $500 for future renovations and conversion costs expected to be incurred related to the Bloomington, Minnesota property re-branding under the Sheraton brand affiliation and (iv) $3,835 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3,903, plus post-judgment interest. Meridien has noticed an appeal and the Company has noticed an appeal as well. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5,700, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7,800 surety bond, which was secured by $5,900 of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7,800 surety bond was released and the $5,900 restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and “re-determined” fair market value to be $8,572, plus interest. The Company has noticed an appeal from the trial court’s judgment. On July 18, 2005, the Company posted a $8,633 surety bond, which is secured by $8,867 of restricted cash.

On April 22, 2005, the Company filed suit against Meridien in Delaware state court alleging certain defaults, including non-payment of rent and other breaches in connection with the transition at the New Orleans hotel. The Delaware Court determined that the dispute should be litigated in Louisiana, and dismissed the claims on this basis.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Cumulative Expense Recognized as of March 31, 2006
Estimated arbitration “award”	$5,749	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	4,960
Holdover rent	(4,844)	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$4,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes in order to conclude this matter. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1,000 in legal fees. As a result, the net contingent lease termination liability has a balance of approximately $1,622 as of March 31, 2006, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

Meridien also has sued the Company and one of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. The parties reached an agreement to settle this matter through dismissal of all claims with prejudice, with no consideration to be paid from either party to the other. Pursuant to this agreement, the Court dismissed all of Meridien’s claims with prejudice.

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

7. Shareholders’ Equity and Minority Interest

Common Shares of Beneficial Interest

On January 1, 2006, the Company repurchased 27,675 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued these 27,675 treasury shares related to (i) compensation for the Board of Trustees and (ii) conversions of units into common shares of beneficial interest in January 2006.

On January 1, 2006, the Company issued an aggregate of 10,680 common shares of beneficial interest, including 4,798 deferred shares to the independent members of its Board of Trustees for their 2005 compensation. The common shares were issued in lieu of cash at the Trustee’s election. These common shares were issued under the 1998 Share Option and Incentive Plan.

On January 13, 2006, the Company declared monthly cash distributions to shareholders of the Company and common unit holders of the Operating Partnership, in the amount of $0.10 per common share of beneficial interest/unit for each of the months of January, February and March 2006.

On January 13, 2006, the Company paid its December 2005 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unit holders of record as of December 31, 2005.

On January 27, 2006, the Company granted 34,697 restricted common shares of beneficial interest to the Company’s executive officers. The restricted shares granted vest over four years. These common shares were issued under the 1998 Share Option and Incentive Plan.

On February 7, 2006, the Company completed an underwritten public offering of 3,250,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriters discounts and commissions and other offering costs, the Company raised net proceeds of approximately $119,758. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes including acquisitions. On February 27, 2006, the Company issued an additional 487,500 common shares pursuant to an over-allotment option for approximately $17,982 after deducting underwriters discounts and commissions.

On February 15, 2006, the Company paid its January 2006 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of January 31, 2006.

On March 8, 2006, the Company repurchased 298 common shares of beneficial interest related to the forfeiture of restricted shares by employees leaving the Company. The Company re-issued 298 treasury shares in connection with the conversion of units into common shares of beneficial interest in March 2006.

On March 15, 2006, the Company paid its February 2006 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of February 28, 2006.

During the three months ended March 31, 2006, executives of the Company exercised 28,968 options to purchase common shares of beneficial interest. These common shares were issued under the 1998 Share Option and Incentive Plan.

Treasury Shares

Treasury shares are accounted for under the cost method. During the quarter ended March 31, 2006, the Company repurchased 27,675 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and acquired 298 common shares of beneficial interest related to the forfeiture of restricted shares by employees leaving the Company. The Company re-issued 27,973 treasury shares in connection with (i) shares issued for the Board of Trustees 2005 compensation; and (ii) conversions of units into common shares of beneficial interest in January and March 2006.

At March 31, 2006, there were no common shares of beneficial interest in treasury.

Preferred Shares

The Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares, Series D Preferred Shares, and Series E Preferred Shares (collectively, the Preferred Shares) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. No Series C Preferred Shares are currently outstanding. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company may not optionally redeem the Series A Preferred Shares, Series B Preferred Shares, Series D Preferred Shares or Series E Preferred Shares prior to March 6, 2007, September 30, 2008, August 24, 2010, and February 8, 2011, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. In addition, the Series E Preferred Shares may be redeemed prior to February 8, 2011, if the Company is both: 1) not listed on the New York Stock Exchange, American Stock Exchange, or NASDAQ Stock Market; and 2) not subject to the reporting requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, as amended. The Company may not optionally redeem the Series C Preferred Shares prior to January 1, 2021 except in limited circumstances relating to the Company’s continuing qualification as a REIT and during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. Accordingly, the Preferred Shares will remain outstanding indefinitely unless the Company decides to redeem them.

On February 8, 2006, the Company completed an underwritten public offering of 3,050,000 shares of 8.0% Series E Cumulative Redeemable Preferred Shares (the Series E Preferred Shares) par value $0.01 per share (liquidation preference $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $74,325. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes including acquisitions. On February 16, 2006, the Company issued an additional 450,000 Series E Preferred Shares pursuant to an over-allotment option for approximately $10,984 after deducting underwriters discounts and commissions.

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

Operating Partnership Units

On January 27, 2006, 92,893 common units of limited partnership interest in the Operating Partnership were redeemed for an equal number of common shares of beneficial interest in the Company.

On March 29, 2006, 16,667 common units of limited partnership interest in the Operating Partnership were redeemed for an equal number of common shares of beneficial interest in the Company.

As of March 31, 2006, the Operating Partnership had 33,530 common units outstanding, representing a 0.1% partnership interest held by the limited partners.

Preferred Operating Partnership Units

On January 13, 2006, the Company paid its preferred distribution of $0.45 per Series C Unit for the quarter ended December 31, 2005 to Series C preferred unitholders of record at the close of business on January 1, 2006.

8. Share Option and Incentive Plan

In April 1998, the Board of Trustees adopted and the then current shareholders approved the 1998 share option and incentive plan that is currently administered by the Compensation Committee of the Board of Trustees. The Company’s employees and the hotel operators and their employees generally are eligible to participate in the 1998 Share Option and Incentive Plan (the Plan). At March 31, 2006, 2,800,000 shares were authorized for issuance under the Plan. At March 31, 2006, there were 1,046,858 common shares available for future grant under the Plan.

The Plan authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash trustees’ fees, (iv) grants of common shares of beneficial interest in lieu of cash compensation, and (v) the making of loans to acquire common shares of beneficial interest in lieu of compensation. The exercise price of share awards is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares of beneficial interest on the date of grant. Awards under the Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three-year period. The duration of each award is also determined by the Compensation Committee; however, the duration of each award shall not exceed 10 years from date of grant.

From time to time, the Company awards nonvested shares under the Plan to members of the Board of Trustees, executives, and employees. The nonvested shares generally vest over three or four years based on continued employment. The Company measures compensation cost for the nonvested shares based upon the fair market value of its common shares at the date of grant, adjusted for forfeitures. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated financial statements. A summary of the Company’s nonvested shares as of March 31, 2006 is as follows:

	Number of shares	Weighted- Average Grant – Date Fair Value
Nonvested at January 1, 2006	233,370	$15.03
Granted	34,697	$38.62
Vested	(85,193)	$13.98
Forfeited	(298)	$31.38

Nonvested at March 31, 2006	182,576	$24.41

As of March 31, 2006, there was $4,457 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted –average period of 1.7 years. The total fair value of shares vested during the three months ended March 31, 2006 was $3,128. The compensation cost that has been charged against income for the Plan was $381 for the three months ended March 31, 2006. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $62 for the three months ended March 31, 2006.

9. Financial Instruments: Derivatives and Hedging

The Company uses interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixes the London InterBank Offered Rate at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore, fixes the mortgage interest rate at 3.56%. As of March 31, 2006, there was $1,247 in unrealized gains included in accumulated other comprehensive income, a component of shareholders’ equity. The hedge is effective in offsetting the variable cash flows; therefore, no gain or loss was realized in earnings during the three months ended March 31, 2006.

The following table summarizes the notional value and fair value of the Company’s derivative financial instrument. The notional value at March 31, 2006 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

At March 31, 2006:

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Swap-Cash Flow	$57,000	2.555%	2/9/07	$1,247

At March 31, 2006, the derivative instrument was reported at its fair value of $1,247 and is included in prepaid expenses and other assets in the accompanying consolidated financial statements.

10. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL (in thousands):

	For the three Months Ended March 31,
	2006	2005
General and administrative	$9,695	$6,564
Sales and marketing	7,867	5,092
Repairs and maintenance	5,342	3,508
Utilities and insurance	6,115	3,055
Management and incentive fees	3,809	1,979
Franchise fees	1,431	945
Other expenses	387	487

Total other indirect expenses	34,646	21,630
Other indirect hotel operating expenses related to discontinued operations	—	(45)

Total other indirect expenses related to continuing operations	$34,646	$21,585

As of March 31, 2006, LHL leases the following 26 hotels owned by the Company:

• Seaview Resort and Spa	• Indianapolis Marriott Downtown

• LaGuardia Airport Marriott	• Hilton Alexandria Old Town

• Harborside Hyatt Conference Center & Hotel	• Chaminade Resort and Spa

• Hotel Viking	• Hilton San Diego Gaslamp Quarter

• Topaz Hotel	• Grafton on Sunset

• Hotel Rouge	• Onyx Hotel

• Hotel Madera	• Westin Copley Place

• Hotel Helix	• University Tower Hotel

• Holiday Inn on the Hill	• Hilton San Diego Resort

• Sheraton Bloomington Hotel Minneapolis South	• Washington Grande Hotel

• Lansdowne Resort	• Le Parc Suite Hotel

• Westin City Center Dallas	• House of Blues Hotel

• Hotel George	• Westin Michigan Avenue

The two remaining hotels, in which the Company owns an interest are leased directly to affiliates of the current third-party hotel operators of those respective hotels.

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2004 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of approximately $2,394 within 60 days of notification. On April 28, 2005, Marriott International made a payment of approximately $2,394 to avoid termination. Marriott may recoup this amount in the event certain future operating performance thresholds are attained. Certain hotel operating performance thresholds were attained in the third quarter of 2005 which allowed Marriott to recoup $1,540 of the 2004 cure payment. The remaining $854 may still be recouped, therefore, the Company maintains a deferred liability of $854 which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

On March 9, 2006, the Company notified Marriott that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2005 as defined in the management agreement. Pursuant to the management agreement, Marriott has the right to avoid termination by making a cure payment within 60 days of notification, which Marriott may recoup in the event certain future operating performance thresholds are attained. As of the date of this filing, Marriott had not made the cure payment.

11. Income Taxes

For the three months ended March 31, 2006, income tax benefit of $3,863 is comprised of a net state and local tax benefit of $468 on the Operating Partnership’s income, and federal, state and local tax benefit of $3,395 on LHL’s loss of $8,189 before income tax benefit.

The components of the LHL income tax expense (benefit) were as follows:

	For the three months ended March 31,
	2006	2005
Federal
Current	$—	$—
Deferred	(2,522)	(2,022)

State & local
Current	3	53
Deferred	(876)	(702)

Total income tax benefit	$(3,395)	$(2,671)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference:

	For the three months ended March 31,
	2006	2005
Computed “Expected” federal tax benefit (at 34.5%)	$(2,825)	$(2,267)
State income tax benefit, net of federal income tax effect	(570)	(407)
Other, net	—	3

Income tax benefit	$(3,395)	$(2,671)

For the three months ended March 31, 2006, LHL recorded an income tax benefit of $3,395, that is included in the accompanying consolidated financial statements. The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of March 31, 2006, the Company had a deferred tax asset of $21,574 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of deferred tax asset in the subsequent year cannot be reasonably estimated.

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

	For the three months ended March 31,
	2006	2005
Numerator:
Net income (loss) applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$33,260	$(2,918)
Discontinued operations	—	(26)

Net income (loss) applicable to common shareholders before dividends paid on unvested restricted shares	33,260	(2,944)
Dividends paid on unvested restricted shares	(55)	(48)

Net income (loss) applicable to common shareholders, after dividends paid on unvested restricted shares	$33,205	$(2,992)

Denominator:
Weighted average number of common shares - basic	38,052,908	29,701,695
Effect of dilutive securities:
Unvested restricted shares	172,771	199,129
Common stock options	206,122	301,193

Weighted average number of common shares - diluted	38,431,801	30,202,017

Basic Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations and after dividends paid on unvested restricted shares	$0.87	$(0.10)
Discontinued operations	—	—

Net income (loss) applicable to common shareholders per weighted average common share, after dividends paid on unvested restricted shares	$0.87	$(0.10)

Diluted Earnings Per Common Share:
Net income (loss) applicable to common shareholders per weighted average common share before discontinued operations	$0.87	$(0.10)
Discontinued operations	—	—

Net income (loss) applicable to common shareholders per weighted average common share	$0.87	$(0.10)

13. Comprehensive Income

For the three months ended March 31, 2006, comprehensive income was $33,154. As of March 31, 2006 and December 31, 2005, the Company’s accumulated other comprehensive income was $1,247 and $1,353, respectively. The change in accumulated other comprehensive income was entirely due to the Company’s unrealized gains on its interest rate derivative. The interest rate derivative expires on February 9, 2007. For the three months ended March 31, 2006, the Company reclassified $286 of accumulated other comprehensive income to earnings as a reduction of interest expense. For the three months ended March 31, 2005, the Company reclassified $5 of accumulated other comprehensive income to earnings as interest expense. Within the next twelve months the Company expects to reclassify $1,247 of the amount held in accumulated other comprehensive income to earnings as an offset to interest expense.

14. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2006	2005
Interest paid	$8,470	$3,757

Interest capitalized	367	359

Income taxes paid, net of refunds	(250)	—

Distributions payable (common shares)	3,997	2,428

Distributions payable (preferred shares)	5,611	3,133

Issuance of common shares for board of trustees compensation	216	7

Repurchase of common shares (treasury)	(1,016)	—

Issuance of common shares from treasury	1,016	—

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$380,042	$110,660
Assumption of mortgage at fair value	(16,380)	—
Other assets	1,905	230
Liabilities	(5,351)	(213)

Acquisition of hotel properties	$360,216	$110,677

Exchange of units for common shares:
Minority interest in operating partnership	$(2,009)	$—
Common shares of beneficial interest	1	—
Treasury shares	809	—
Additional paid-in capital	1,607	—
Retained earnings	(408)	—

	$—	$—

15. Pro Forma Financial Information

The following condensed pro forma financial information is presented as if the Hilton San Diego Gaslamp Quarter, Grafton on Sunset, Onyx Hotel, Westin Copley Place, University Tower Hotel, Hilton San Diego Resort, Washington Grande Hotel, Le Parc Suite Hotel, House of Blues Hotel, and Westin Michigan Avenue acquisitions had been consummated and leased as of January 1, 2005.

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and the hotels had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the three months ended March 31,
	2006	2005
Total revenues	$124,593	$113,847

Net income (loss) applicable to common shareholders of beneficial interest	$33,003	$(9,155)

Net income (loss) applicable to common shareholders of beneficial interest per weighted average common share:
basic (after dividends paid on unvested restricted shares)	$0.87	$(0.24)
diluted (before dividends paid on unvested restricted shares)	$0.86	$(0.24)

Weighted average number of common shares outstanding
basic	38,052,908	38,052,908
diluted	38,431,800	38,431,800

16. Subsequent Events

On April 13, 2006, the Company declared monthly distributions to shareholders of the Company and on common units of the Operating Partnership, in the amount of $0.14 per common share of beneficial interest/unit for each of the months of April, May, and June 2006.

On April 14, 2006, the Company paid its March 2006 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unit holders of record as of March 31, 2006.

On April 14, 2006, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended March 31, 2006 to preferred shareholders of record at the close of business on April 3, 2006.

On April 14, 2006, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended March 31, 2006 to preferred shareholders of record at the close of business on April 3, 2006.

On April 14, 2006, the Company paid its preferred distribution of $0.45 per Series C Preferred Unit for the quarter ended March 31, 2006 to preferred unitholders of record at the close of business on April 3, 2006.

On April 14, 2006, the Company paid its preferred distribution of $0.47 per Series D Preferred Share for the quarter ended March 31, 2006 to preferred shareholders of record at the close of business on April 3, 2006.

On April 17, 2006, the Company paid its prorated preferred distribution of $0.28 per Series E Preferred Share for the quarter ended March 31, 2006 to preferred shareholders of record at the close of business on April 3, 2006.

On April 18, 2006, the Company granted 7,930 restricted common shares of beneficial interest to the Company’s employees. The restricted shares granted vest over four years. These common shares were issued under the 1998 Share Option and Incentive Plan.

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

•	the Company’s dependence on third-party managers of its hotels, including its inability to implement strategic business decisions directly;

•	risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs, actual or threatened terrorist attacks, any type of flu or disease-related pandemic and downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	the possible failure of the Company to qualify as a REIT and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses; and

•	the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Overview

The Company intends to acquire upscale and luxury, full-service hotels in convention, resort and major urban business markets where the Company perceives strong demand growth or significant barriers to entry. The Company measures hotel performance by evaluating financial metrics such as room revenue per available room (“RevPAR”), funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

The Company evaluates the hotels in its portfolio and potential acquisitions using the measures discussed above to determine each portfolio hotel’s contribution or acquisition hotel’s potential contribution toward reaching the Company’s goal of maintaining a reliable stream of income and moderate growth to shareholders. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire new hotel properties that meet its investment criteria. However, due to a high level of competitive capital resources, the Company continues to face significant competition for acquisitions that meet its investment criteria.

The first quarter of 2006 was a very good quarter for the economy, the travel industry, the lodging business, and LaSalle Hotel Properties. Management believes the lodging business is well on its way to a full recovery from the depths of the last recession and pre- and post-war impacts. Demand from business travelers continues to be robust, driven by particular strength in business transient travel. Positive trends in group business also continued in the first quarter, showing growth in group business activity and lengthening in the advanced booking window. In addition to the strength coming from business travelers, leisure travel has also remained healthy.

For the first quarter of 2006, the Company had net income applicable to common shareholders of $33.3 million, or $0.87 per diluted share. FFO was $12.2 million, or $0.32 per diluted share/unit and EBITDA was $62.8 million. RevPAR was $116.33.

RevPAR for the total portfolio increased 13.7% for the first quarter of 2006. The RevPAR increase is primarily attributable to an Average Daily Rate (“ADR”) increase of 9.4% to $170.76, while occupancy improved by 3.9% to 68.1%. The Company’s EBITDA increased $49.4 million, of which $38.4 million of the increase was due to the income from the equity in earnings of joint venture and the remaining increase of $11.0 million, or 81.6% increase over 2005 EBITDA, was due to increased lodging demand, aggressive asset management and property acquisitions. The Company’s hotel portfolio EBITDA increased 27.8% due to higher ADR, occupancy, and margin improvements.

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

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (26 hotels as of March 31, 2006), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $41.2 million, from $68.9 million in 2005 to $110.1 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$17.5 million increase from Westin Copley Place, which was purchased in August 2005;

•	$7.3 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$4.7 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$1.8 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$1.8 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$1.2 million increase from Onyx Hotel, which was purchased in May 2005;

•	$1.0 million increase from University Tower Hotel, which was purchased in December 2005; and

•	$0.3 million increase from Washington Grande Hotel, which was purchased in December 2005.

The remaining increase of $5.6 million or 8.1% is attributable to a 12.7% increase in RevPAR for properties leased to LHL. The increase in RevPAR was primarily attributable to an increase in ADR of 9.8%.

Industry travel levels improved in the first quarter from continued relatively healthy leisure and business travel demand. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth this quarter, with respect to the Company’s hotels occupancies were up an average of 2.6% in the quarter. With improving demand and low supply, the industry is experiencing an opportunity to raise prices. The Company’s hotels experienced ADR increases during the first quarter at its resort, urban and convention hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) increased $1.3 million from $3.9 million in 2005 to $5.2 million in 2006. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. Approximately $1.0 million of this increase is from San Diego Paradise Point Resort due to a 21.6% increase in RevPar in 2006. The remaining increase of $0.3 million is due to a 27.2% increase in RevPar in 2006 at Le Montrose Suite Hotel.

Hotel operating expenses

Hotel operating expenses increased approximately $28.9 million from $52.7 million in 2005 to $81.6 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$13.0 million increase from Westin Copley Place, which was purchased in August 2005;

•	$5.2 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$3.0 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$1.1 million increase from Onyx Hotel, which was purchased in May 2005;

•	$1.1 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$0.8 million increase from Le Parc Hotel Suite, which was purchased in January 2006;

•	$0.6 million increase from University Tower Hotel, which was purchased in December 2005; and

•	$0.5 million increase from Washington Grande Hotel, which was purchased in December 2005.

The remaining increase of $3.6 million, or 6.8%, is a result of higher occupancies at the hotels as well as above-inflation increases in payroll and related employee costs and benefits, sales and marketing, franchise and management fees, general liability insurance, energy costs and operator incentive fees.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $6.2 million from $11.0 million in 2005 to $17.2 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$3.3 million increase from Westin Copley Place, which was purchased in August 2005;

•	$0.8 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$0.7 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$0.2 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$0.2 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$0.2 million increase from University Tower Hotel, which was purchased in December 2005;

•	$0.2 million increase from Onyx Hotel, which was purchased in May 2005; and

•	$0.1 million increase from Washington Grande Hotel, which was purchased in December 2005.

The remaining increase of $0.5 million is due to asset purchases.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $2.7 million from $4.4 million in 2005 to $7.1 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.1 million increase from Westin Copley Place, which was purchased in August 2005;

•	$0.8 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$0.4 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$0.2 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$0.1 million increase from Onyx Hotel, which was purchased in May 2005; and

•	$0.1 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

General and administrative expenses

General and administrative expense increased approximately $0.4 million from $2.8 million in 2005 to $3.2 million in 2006 primarily as a result of increases in payroll related expenses, executive compensation, and accounting and professional service fees.

Interest expense

Interest expense increased by approximately $4.4 million from $4.6 million in 2005 to $9.0 million in 2006 due to an increase in the Company’s weighted average debt and an increase in the weighted average interest rate. The Company’s weighted average debt outstanding related to continuing operations increased from $350.2 million in 2005 to $639.8 million in 2006, which includes increases from:

•	assumption of the mortgage and additional borrowing to purchase the Westin Copley Place in August 2005;

•	assumption of the mortgage and additional borrowing to purchase the University Tower Hotel in December 2005;

•	additional borrowing to purchase the Hilton San Diego Resort in December 2005;

•	additional borrowing to purchase the Washington Grande Hotel in December 2005;

•	assumption of the mortgage and additional borrowing to purchase the Le Parc Suite Hotel in January 2006;

•	additional borrowing to purchase the House of Blues Hotel in March 2006;

•	additional borrowing to purchase the Westin Michigan Avenue in March 2006; and

•	additional borrowings under the Company’s bank facility to finance other capital improvements during 2006.

The above borrowings are offset by paydowns of the line of credit from proceeds from:

•	an August 2005 preferred share offering;

•	an October 2005 common share offering:

•	a December 2005 common share offering;

•	a February 2006 common share offering;

•	a February 2006 preferred share offering; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations increased from 4.6% in 2005 to 5.2% in 2006.

Income taxes

Income tax benefit increased approximately $1.2 million from $2.7 million in 2005 to $3.9 million in 2006. For the three months ended March 31, 2006, the REIT incurred state and local income tax benefit of approximately $0.5 million. LHL’s net loss before income tax benefit increased by approximately $1.6 million from $6.6 million in 2005 to $8.2 million in 2006. Accordingly, for the three months ended March 31, 2006, LHL recorded federal income tax benefit of approximately $2.8 million (using an estimated tax rate of 34.5%) and a state and local tax benefit of approximately $0.6 million (using an estimated tax rate of 7.0%, net of the federal income tax effect). The following table summarizes the income tax benefit (dollars in thousands):

	For the three months ended March 31,
	2006	2005
REIT state and local tax (benefit) expense	$(468)	$83
LHL federal, state and local tax benefit	(3,395)	(2,807)

Total tax benefit	(3,863)	(2,724)
Less: LHL federal, state and local tax benefit related to discontinued operations	—	19

Total tax benefit from continuing operations	$(3,863)	$(2,705)

As of March 31, 2006, the Company had a deferred tax asset of $21.6 million primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the operating partnership represents the limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At March 31, 2006, the aggregate weighted average partnership interest held by the limited partners in the Operating Partnership was approximately 0.20%.

Minority interest of preferred units in the Operating Partnership represents distributions to Series C Preferred Unit holders. The increase in minority interest of preferred units in the Operating Partnership from zero in 2005 to $1.1 million in 2006 was due to the units being issued in August of 2005.

Distributions to preferred shareholders

Distributions to preferred shareholders increased $2.5 million, from $3.1 million in 2005 to $5.6 million in 2006 due to $1.5 million and $1.0 million in distributions on Series D Preferred Shares and Series E Preferred Shares, respectively, which were issued on August 24, 2005 and February 16, 2006, respectively.

Non-GAAP Financial Measures

Funds from Operations and EBITDA

The Company considers the non-GAAP measures of FFO and earnings EBITDA to be key supplemental measures of the Company’s performance and should be considered along with, but not as alternatives to, net income as a measure of the Company’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO and EBITDA to be helpful in evaluating a real estate company’s operations.

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

The following is a reconciliation between net income (loss) applicable to common shareholders and FFO for the three months ended March 31, 2006 and 2005(dollars in thousands, except share data):

	For the three months ended March 31,
	2006	2005
Funds From Operations (FFO):
Net income (loss) applicable to common shareholders	$33,260	$(2,944)
Depreciation	17,075	10,947
Equity in depreciation of joint venture	178	265
Amortization of deferred lease costs	36	11
Minority interest:
Minority interest in LaSalle Hotel Operating Partnership, L.P.	80	2
Less: Equity in gain on sale of property	(38,393)	—

FFO	$12,236	$8,281

Weighted average number of common shares and units outstanding:
Basic	38,129,385	30,084,785
Diluted	38,508,278	30,585,107

The following is a reconciliation between net income (loss) applicable to common shareholders and EBITDA for the three months ended March 31, 2006 and 2005 (dollars in thousands, except share data):

	For the three months ended March 31,
	2006	2005
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income (loss) applicable to common shareholders	$33,260	$(2,944)
Interest	9,014	4,624
Equity in interest expense of joint venture	317	146
Income tax benefit:
Income tax benefit	(3,863)	(2,705)
Income tax benefit from discontinued operations	—	(19)
Depreciation and other amortization	17,159	10,964
Equity in depreciation/amortization of joint venture	201	287
Minority interest:
Minority interest of common units in LaSalle Hotel Operating Partnership, L.P	80	2
Minority interest of preferred units in LaSalle Hotel Operating Partnership, L.P	1,064	—
Distributions to preferred shareholders	5,611	3,133

EBITDA	$62,843	$13,488

Off-Balance Sheet Arrangements

The Company is a party to a joint venture arrangement with The Carlyle Group (the “Joint Venture”) that owned the 1,192-room Chicago Marriott Downtown in Chicago, Illinois. The Company owns a non-controlling 9.9% equity interest in the Joint Venture. On March 25, 2006, the Joint Venture sold the Chicago Marriott Downtown. As of March 31, 2006, the Joint Venture had total unsettled assets and liabilities of approximately $7.3 million and $0.1 million, respectively. After final post-closing adjustments, the Joint Venture will distribute any remaining assets to partners and dissolve.

Tax Indemnification

Pursuant to the acquisition of the Westin Copley Place, the Company entered into a Tax Reporting and Protection Agreement (the “Tax Agreement”) with SCG Copley Square LLC (“SCG”). Under the Tax Agreement, the Company is required, among other things, to indemnify SCG (and its affiliates) for certain income tax liabilities that such entities would incur if the Westin Copley Place was transferred by the Company in a taxable transaction or if the Company fails to maintain a certain level of indebtedness with respect to the Westin Copley Place or its operations. The obligations of the Company under the Tax Protection Agreement (i) do not apply in the case of a foreclosure of the Westin Copley Place, if certain specified requirements are met, (ii) are limited to $20.0 million (although a limitation of $10.0 million is applicable to certain specified transactions), and (iii) terminates on the earlier of the tenth anniversary of the Company’s acquisition of the Westin Copley Place or January 1, 2016. The Company believes that the likelihood that the Company will be required to pay under this Tax Agreement is remote, and therefore, a liability has not been recorded.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of March 31, 2006, $9,171 was available in restricted cash reserves for future capital expenditures.

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

Debt at March 31, 2006 and December 31, 2005, consists of the following (in thousands):

Debt	Interest Rate at March 31, 2006		Maturity Date	Balance Outstanding at
				March 31, 2006	December 31, 2005
Credit Facilities
Senior Unsecured Credit Facility	Floating		June 2008	$51,000	$30,000
LHL Unsecured Credit Facility	Floating		June 2008	—	655

Massport Bonds
Harborside Hyatt Conference Center & Hotel (b)	Floating	(a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (b)	Floating	(a)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage debt
Indianapolis Marriott Downtown	3.56	%(c)	February 2007	57,000	57,000
Le Parc Suite Hotel (d)	7.78%		May 2008	16,263	—
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%		July 2009	41,501	41,744
San Diego Paradise Point Resort	6.93%		February 2009	17,228	17,324
San Diego Paradise Point Resort	4.61%		February 2009	44,979	45,235
Hilton Alexandria Old Town	4.98%		September 2009	33,349	33,534
Le Montrose Suite Hotel	8.08%		July 2010	13,790	13,847
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
University Tower Hotel (d)	6.28%		August 2014	11,313	11,376
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	140,000	—

Total mortgage debt				645,023	489,660

Total Debt				$738,523	$562,815

(a)	Variable interest rate based on a weekly floating rate. The interest rate at March 31, 2006 was 4.92% and 3.25% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by The Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.
(c)	Variable interest rate of LIBOR plus 1%. The Company has entered into a three-year fixed interest rate swap that fixes the LIBOR rate at 2.56% and therefore, fixes the mortgage interest rate at 3.56%.
(d)	Mortgage debt includes unamortized premiums of $667 and $601 for Le Parc Suite Hotel and University Tower Hotel, respectively, as of March 31, 2006, and $615 for University Tower Hotel as of December 31, 2005.

The Company incurred interest expense of $9.0 million and $4.6 million in the three months ended March 31, 2006 and 2005, respectively. Included in interest expense are amortization of deferred financing fees of $0.6 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. Interest was capitalized in the amount of $0.4 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. Interest paid was $8.5 million and $3.8 million in the three months ended March 31, 2006 and 2005, respectively.

Credit facilities

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million. On June 9, 2005, the Company amended the credit facility to extend the bank facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) 90% of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2006, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three months ended March 31, 2006, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 6.5%. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2006. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $0.1 million for the three months ended March 31, 2006. At March 31, 2006 and December 31, 2005, the Company had $51.0 million and $30.0 million, respectively, of outstanding borrowings under the senior unsecured bank facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the bank facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the three months ended March 31, 2006 was 6.2%. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of an immaterial amount for the three months ended March 31, 2006. At March 31, 2006 and December 31, 2005, the Company had zero and $0.7 million, respectively, of outstanding borrowings under LHL credit facility.

Sources and Uses Of Cash

At March 31, 2006, the Company had approximately $44.4 million of cash and cash equivalents and approximately $22.4 million of restricted cash reserves.

Net cash provided by operating activities was approximately $2.7 million for the three months ended March 31, 2006, primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $332.9 million for the three months ended March 31, 2006, primarily due to the purchases of the Le Parc Suite Hotel, the House of Blues Hotel, and Westin Michigan Avenue, the outflows for improvements and additions at the hotels, and the funding of restricted cash reserves. These uses were offset by cash distributions from the Joint Venture and proceeds from the restricted cash reserves.

Net cash provided by financing activities was approximately $364.4 million for the three months ended March 31, 2006, comprised primarily of net borrowings from the senior unsecured bank facility, proceeds from the Westin Michigan Avenue mortgage note payable, proceeds from the February 8, 2006 and February 16, 2006 issuance of the Series E Preferred Shares, proceeds from the February 7, 2006 and February 27, 2006 issuance of common shares, offset by repayments of borrowings under the senior unsecured credit facility, payment of distributions to the common shareholders and unitholders, payment of distributions to preferred shareholders and unitholders, payments of offering costs associated with common shares and preferred shares issuances, and repurchase of treasury shares.

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

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of March 31, 2006 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Contractual Obligations
Mortgage loans (1)	$891,223	$96,773	$146,746	$132,498	$515,206
Ground rent (2)	$157,238	4,084	8,168	8,168	136,818
Massport bonds (1)	$46,729	1,471	45,258	—	—
Purchase commitments (3)
Purchase orders and letters of commitment	$24,163	24,163

Total contractual obligations	1,119,353	126,491	200,172	140,666	652,024

Commercial Commitments
Borrowings under credit facilities (1)	$57,983	3,190	54,793	—	—

Dividends on Preferred Shares
Dividends payable on preferred shares and units (4)	$497,631	130,591	65,933	199,811	101,296

Total obligations and commitments	$1,674,967	$260,272	$320,898	$340,477	$753,320

(1)	Amounts include interest. Interest expense on fixed rate debt is computed on the fixed interest rate of the debt. Interest expense on the variable interest computed based upon the rate at March 31, 2006.
(2)	Amounts computed based on the annual minimum future ground lease payments that extend though the term of the lease.
(3)	As of March 31, 2006, purchase orders and letters of commitment totaling approximately $24.2 million had been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire.
(4)	The Series A, B, D and E preferred shares and the Series C preferred units are redeemable at the option of the Company for $25.00 per share/unit after the respective optional redemption date. The future obligations include future dividends on preferred shares/units through the optional redemption date and the redemption amount on the optional redemption date.

The Hotels

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of approximately $2.4 million within 60 days of notification. On April 28, 2005, Marriott International made a payment of approximately $2.4 million to avoid termination. Marriott may recoup that amount in the event certain future operating performance thresholds are attained. Certain hotel operating performance thresholds were attained in the third quarter of 2005 which allowed Marriott to recoup $1.5 million of the 2004 cure payment. The remaining $0.9 million may still be recouped, therefore, the Company maintains a deferred liability of $0.9 million which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

On March 9, 2006, the Company notified Marriott that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2005 as defined in the management agreement. Pursuant to the management agreement, Marriott has the right to avoid termination by making a cure payment within 60 days of notification, which Marriott may recoup in the event certain future operating performance thresholds are attained. As of the date of this filing, Marriott had not made the cure payment.

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three months ended March 31, 2006 and 2005, respectively. ADR is calculated as the quotient of room revenue divided by the number of rooms sold, and RevPAR is calculated as the product of occupancy and ADR.

	For the three months ended March 31,
	2006	2005	Variance
Total Portfolio
Occupancy	68.1%	65.6%	3.9%
ADR	170.76	156.02	9.4%
RevPAR	116.33	102.34	13.7%

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

The Company’s expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and LHL hotel operating expenses) are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for energy, liability insurance, property and casualty insurance, property tax rates, employee benefits, and some wages, which are expected to increase at rates higher than inflation, and except for instances in which the properties are subject to periodic real estate tax reassessments.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3.9 million, plus post-judgment interest. Meridien has noticed an appeal and the Company has noticed an appeal as well. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and “re-determined” fair market value to be $8.6 million, plus interest. The Company has noticed an appeal from the trial court’s judgment. On July 18, 2005, the Company posted a $8.6 million surety bond, which is secured by $8.9 million of restricted cash.

On April 22, 2005, the Company filed suit against Meridien in Delaware state court alleging certain defaults, including non-payment of rent and other breaches in connection with the transition at the New Orleans hotel. The Delaware Court determined that the dispute should be litigated in Louisiana, and dismissed the claims on this basis.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Cumulative Expense Recognized as of March 31, 2006
Estimated arbitration “award”	$5,749	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	4,960
Holdover rent	(4,844)	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$4,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $0.9 million due to litigation timeline changes in order to conclude this matter. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1.0 million in legal fees. As a result, the net contingent lease termination liability has a balance of approximately $1.6 million as of March 31, 2006, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

Meridien also has sued the Company and one of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. The parties reached an agreement to settle this matter through dismissal of all claims with prejudice, with no consideration to be paid from either party to the other. Pursuant to this agreement, the Court dismissed all of Meridien’s claims with prejudice.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of March 31, 2006, approximately $93.5 million of the Company’s aggregate indebtedness, 12.7% of total indebtedness was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt increase by 0.25%, the increase in interest expense on our variable long-term rate debt would decrease future earnings and cash flows by approximately $0.2 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decrease by 0.25%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $0.2 million annually. This assumes that the amount outstanding under our variable rate debt remains at $93.5 million, the balance at March 31, 2006.

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2006. There were no changes to the Company’s internal controls over financial reporting during the first quarter ended March 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The Company and the Operating Partnership, are subject to claims and actions in the ordinary course and, from time to time, to other litigation, including the Meridien litigation described elsewhere in this report and, with respect to the Meridien litigation previously reported in Part I of this report, is hereby incorporated by reference thereto in this Item 1 Part II. Some of these matters are expected to be covered by insurance. The ultimate resolution of these matters, in the opinion of the Company, is not expected to have a material adverse effect on the financial position, operations or liquidity of the Company and the Operating Partnership.

Item 1A. Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The two risk factors below were disclosed on the Form 10-K and have been updated to provide debt and hotel related statistics as of March 31, 2006.

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

The Sheraton Bloomington Hotel Minneapolis South, Westin City Center Dallas, Le Montrose Suite Hotel, San Diego Paradise Point Resort, Indianapolis Marriott Downtown, Hilton Alexandria Old Town, Hilton San Diego Gaslamp Quarter, Westin Copley Place, the University Tower Hotel, Le Parc Suite Hotel, and Westin Michigan Avenue are each mortgaged to secure payment of indebtedness aggregating approximately $645.0 million as of March 31, 2006. The Harborside Hyatt Conference Center & Hotel is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of approximately $42.5 million. If the Company is unable to meet mortgage payments, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company. From time to time, the Company may mortgage additional hotels to secure payment of additional indebtedness.

Increases in interest rates may increase the Company’s interest expense.

As of March 31, 2006, approximately $93.5 million of aggregate indebtedness (12.7% of total indebtedness) was subject to variable interest rates. An increase in interest rates could increase the Company’s interest expense and reduce its cash flow and may affect its ability to make distributions to shareholders and to service its indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit
2.1	Purchase and Sale Agreement dated as of January 26, 2006 by and between JER/WMA, LLC, a Delaware limited liability company, and LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (3)

3.1	Articles of Amendment and Restatement of Declaration of Trust (including all amendments or articles supplementary thereto) (1)

3.2	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (2)

4	Form of certificate evidencing the 8.0% Series E Cumulative Redeemable Preferred Shares (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2005, as amended, filed with the SEC on February 23, 2006 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on January 30, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: April 19, 2006	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002