Form 10-Q
period 2006-06-30
LASALLE HOTEL PROPERTIES
filed 2006-07-19
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 19, 2006
Common Shares of Beneficial Interest ($0.01 par value)	39,971,391
10 1/4 % Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	3,991,900
8 3/8 % Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000
7 1/2 % Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8 % Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000

PART I. Financial Information

Item 1. Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets:
Investment in hotel properties, net	$1,751,515	$1,392,344
Property under development	55,725	11,681
Investment in joint venture (Note 2)	320	978
Cash and cash equivalents	10,663	10,153
Restricted cash reserves (Note 6)	25,425	20,845
Rent receivable	3,311	2,238
Hotel receivables (net of allowance for doubtful accounts of approximately $620 and $987, respectively)	30,309	17,678
Deferred financing costs, net	4,193	4,504
Deferred tax asset	18,598	18,176
Prepaid expenses and other assets	48,708	21,021

Total assets	$1,948,767	$1,499,618

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 5)	$—	$30,655
Bonds payable (Note 5)	42,500	42,500
Mortgage loans (including unamortized premium of $1,176 and $615, respectively) (Note 5)	688,753	489,660
Accounts payable and accrued expenses	74,530	47,992
Advance deposits	9,235	4,623
Accrued interest	2,864	2,531
Distributions payable	11,970	8,239

Total liabilities	829,852	626,200

Minority interest of common units in LaSalle Hotel Operating Partnership, L.P.	653	2,597
Minority interest of preferred units in LaSalle Hotel Operating Partnership, L.P	59,739	59,739

Commitments and contingencies (Note 6)	—	—

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, (Note 7) 10 1/4 % Series A (liquidation preference $99,797) - 3,991,900 shares issued and outstanding at June 30, 2006 and December 31, 2005	40	40
8 3/8 % Series B (liquidation preference $27,500) - 1,100,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	11	11
7 1/2 % Series D (liquidation preference $79,250)- 3,170,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	32	32
8 % Series E (liquidation preference $87,500) - 3,500,000 and 0 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	35	—
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized and 39,971,391 and 36,053,809 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively (Note 7)	399	361
Additional paid-in capital, including offering costs of $44,056 and $36,790 at June 30, 2006 and December 31, 2005, respectively	1,120,865	894,976
Accumulated other comprehensive income (Note 13)	—	1,353
Distributions in excess of retained earnings	(62,859)	(85,691)

Total shareholders’ equity	1,058,523	811,082

Total liabilities and shareholders’ equity	$1,948,767	$1,499,618

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenues:
Hotel operating revenues:
Room revenue	$106,605	$57,627	$176,510	$99,559
Food and beverage revenue	46,442	28,961	78,901	51,121
Other operating department revenue	12,765	7,817	20,532	12,588

Total hotel operating revenues	165,812	94,405	275,943	163,268
Participating lease revenue	6,525	5,490	11,752	9,415
Other income (Note 4 and 9)	2,804	194	2,830	617

Total revenues	175,141	100,089	290,525	173,300

Expenses:
Hotel operating expenses:
Room	22,871	12,966	41,020	24,232
Food and beverage	30,828	18,641	54,816	35,108
Other direct	6,404	4,558	11,200	7,909
Other indirect (Note 10)	43,820	24,758	78,466	46,343

Total hotel operating expenses	103,923	60,923	185,502	113,592
Depreciation and other amortization	19,554	10,305	36,713	21,269
Real estate taxes, personal property taxes and insurance	7,514	3,363	13,249	6,951
Ground rent (Note 6)	1,553	971	2,947	1,769
General and administrative	2,801	2,478	5,991	5,243
Lease termination expense	—	1,018	—	1,018
Other expenses	993	71	1,255	172

Total operating expenses	136,338	79,129	245,657	150,014

Operating income	38,803	20,960	44,868	23,286
Interest income	336	105	1,026	205
Interest expense	(10,223)	(5,213)	(19,237)	(9,836)

Income before income tax (expense) benefit, minority interest, equity in earnings of joint venture and discontinued operations	28,916	15,852	26,657	13,655
Income tax (expense) benefit (Note 11)	(3,106)	(2,749)	757	(45)
Minority interest of common units in LaSalle Hotel Operating Partnership, L.P.	(12)	(161)	(92)	(164)
Minority interest of preferred units in LaSalle Hotel Operating Partnership, L.P.	(1,065)	—	(2,129)	—
Equity in earnings of joint venture (Note 2)	—	475	38,411	186

Income from continuing operations	24,733	13,417	63,604	13,632

Discontinued operations:
Loss from operations of properties disposed of	—	—	—	(45)
Income tax benefit	—	—	—	19

Net loss from discontinued operations	—	—	—	(26)

Net income	24,733	13,417	63,604	13,606
Distributions to preferred shareholders	(6,369)	(3,133)	(11,980)	(6,266)

Net income applicable to common shareholders	$18,364	$10,284	$51,624	$7,340

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Earnings per Common Share - Basic:
Income applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.46	$0.34	$1.32	$0.24
Discontinued operations	—	—	—	—

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.46	$0.34	$1.32	$0.24

Earnings per Common Share - Diluted:
Income applicable to common shareholders before discontinued operations	$0.46	$0.34	$1.31	$0.24
Discontinued operations	—	—	—	—

Net income applicable to common shareholders	$0.46	$0.34	$1.31	$0.24

Weighted average number of common shares outstanding:
Basic	39,776,207	29,822,566	38,919,318	29,767,699
Diluted	40,170,665	30,287,688	39,315,706	30,245,373

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(unaudited)

	For the six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$63,604	$13,606
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	36,713	21,269
Amortization of deferred financing costs and mortgage premium	1,284	1,227
Minority interest in LaSalle Hotel Operating Partnership, L.P.	2,221	164
Income tax benefit	(422)	(1,039)
Deferred compensation	783	592
Equity in earnings of unconsolidated entities	(38,411)	(186)
Changes in assets and liabilities:
Rent receivable	(1,073)	(807)
Hotel receivables	(11,860)	(11,495)
Prepaid expenses and other assets	(24,691)	(3,322)
Accounts payable and accrued expenses	16,607	6,801
Advance deposits	3,797	2,430
Accrued interest	333	(778)

Net cash flow provided by operating activities	48,885	28,462

Cash flows from investing activities:
Improvements and additions to hotel properties	(19,823)	(28,616)
Acquisition of hotel properties	(398,638)	(139,423)
Distributions from joint venture	39,069	331
Purchase of office furniture and equipment	(24)	(67)
Funding of restricted cash reserves	(9,629)	(2,904)
Proceeds from restricted cash reserves	5,253	1,637

Net cash flow used in investing activities	(383,792)	(169,042)

Cash flows from financing activities:
Borrowings under credit facilities	317,102	182,354
Repayments under credit facilities	(347,757)	(100,125)
Proceeds from mortgage loans	241,780	59,974
Repayments of mortgage loans	(58,915)	(1,921)
Payment of deferred financing costs	(767)	(1,762)
Proceeds from exercise of stock options	445	1,042
Proceeds from issuance of preferred shares	87,500	—
Proceeds from issuance of common shares	143,100	—
Payment of preferred offering costs	(2,145)	—
Payment of common offering costs	(5,121)	(75)
Purchase of treasury shares	(1,016)	(1,046)
Distributions-preferred shares/units	(12,359)	(6,266)
Distributions-common shares/units	(26,430)	(14,549)

Net cash flow provided by financing activities	335,417	117,626

Net change in cash and cash equivalents	510	(22,954)
Cash and cash equivalents, beginning of period	10,153	32,102

Cash and cash equivalents, end of period	$10,663	$9,148

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

As of June 30, 2006, the Company owned 100% equity interests in 29 hotels with approximately 8,500 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) base rent or (ii) participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 27 of the hotels are leased to the Company’s taxable-REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 10). Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned approximately 99.9% of the common units of the Operating Partnership at June 30, 2006. At June 30, 2006, the remaining 0.1% was held by a limited partner who held 33,530 common limited partnership units. Common units of the Operating Partnership are redeemable for cash, or, at the option of the Company, for a like number of common shares of beneficial interest of the Company. In addition, another limited partner owns 2,348,888 Series C preferred units in the Operating Partnership having an aggregate liquidation value of approximately $58,722 and bearing an annual cumulative distribution of 7.25% on the liquidation preference.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

On February 22, 2006, Chicago 540 Hotel Venture refinanced its existing mortgage and furniture, fixtures, and equipment credit facility into a new $220,000 mortgage loan. Proceeds from the refinancing in excess of the amounts to pay off the previous loans were distributed to the owners in accordance with the partnership agreement. On March 25, 2006, Chicago 540 Hotel Venture sold the Chicago Marriott Downtown for an aggregate purchase price of $306,000 and recognized a gain on the sale of approximately $152,983. Proceeds from the sale were used to pay off the refinanced mortgage, make a distribution to the owners, and the remaining amount was retained to settle any post closing adjustments. The remaining cash will be distributed to the owners in accordance with the partnership agreement after post-closing adjustments have been settled. Chicago 540 Hotel Venture incurred interest expense of zero and $1,956 for the three months ended June 30, 2006 and 2005, respectively, and $3,202 and $2,719 for the six months ended June 30, 2006 and 2005, respectively. The Company recognized a gain on sale of $38,393 in March 2006, which is included in equity in earnings of joint venture in the consolidated statements of operations. The Company received a preferential distribution of the sale proceeds above its 9.9% equity interest due to the joint venture achieving certain return thresholds.

Stock-Based Compensation

From time to time, the Company awards restricted shares under the 1998 Share Option and Incentive Plan to trustees, executive officers and employees, which vest over three or four years. The Company recognizes compensation expense for restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for estimated forfeitures. Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based at their fair values. Adoption did not have a material effect on the Company.

Recently Issued Accounting Pronouncements

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This consensus established the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. Adoption on January 1, 2006 did not have a material effect on the Company.

3. Acquisition and Renovation of Hotel Properties

On January 27, 2006, the Company acquired a 100% interest in the Le Parc Suite Hotel, a 154-room, upscale, full-service hotel located in West Hollywood, California, for $47,000. The source of the funding for the acquisition was the Company’s senior unsecured credit facility and assumption of debt. The property is leased to LHL and Outrigger Lodging Services continues to manage the property.

On February 21, 2006, the Washington Grande Hotel was closed for renovations. After completion of the renovation and repositioning in 2007, the hotel will be operated as a luxury high-style, independent hotel. The property is included in property under development on the accompanying consolidated balance sheet.

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

On March 1, 2006, the Company acquired a 100% interest in the House of Blues Hotel, a 367-room, full-service hotel and related Marina City retail and parking facilities, located in Chicago, Illinois, for $114,500. The source of the funding for the acquisition was proceeds from the February equity offerings and the Company’s senior unsecured credit facility. The property is leased to LHL and Gemstone Resorts International, LLC was retained to manage the property.

On June 15, 2006, the Company acquired a 100% interest in the Alexis Hotel, a 109-room, upscale, full-service hotel located in Seattle, Washington, for $38,005. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL and Kimpton Hotel & Restaurant Group continues to manage the property.

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

5. Long-Term Debt

Debt at June 30, 2006 and December 31, 2005, consisted of the following (in thousands):

Debt	Interest Rate at June 30, 2006	Maturity Date	Balance Outstanding at
			June 30, 2006	December 31, 2005
Credit facilities
Senior Unsecured Credit Facility	Floating	June 2008	$—	$30,000
LHL Unsecured Credit Facility	Floating	June 2008	—	655

Massport bonds
Harborside Hyatt Conference Center & Hotel (b)	Floating (a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (b)	Floating (a)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage debt
Indianapolis Marriott Downtown (c)			—	57,000
Le Parc Suite Hotel (d)	7.78%	May 2008	16,089	—
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009	41,254	41,744
San Diego Paradise Point Resort	6.93%	February 2009	17,135	17,324
San Diego Paradise Point Resort	4.61%	February 2009	44,736	45,235
Hilton Alexandria Old Town	4.98%	September 2009	33,170	33,534
Le Montrose Suite Hotel	8.08%	July 2010	13,739	13,847
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
University Tower Hotel (d)	6.28%	August 2014	11,250	11,376
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	—
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	—

Total mortgage debt			688,753	489,660

Total debt			$731,253	$562,815

(a)	Variable interest rate based on a weekly floating rate. The interest rate at June 30, 2006 was 5.43% and 3.98% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by The Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.
(c)	This note was repaid in June 2006.
(d)	Mortgage debt includes unamortized premiums of $590 and $586 for Le Parc Suite Hotel and University Tower Hotel, respectively, as of June 30, 2006, and $615 for University Tower Hotel as of December 31, 2005.

The Company incurred interest expense of $10,223 and $19,237 in the three and six months ended June 30, 2006, respectively, and $5,213 and $9,836 in the three and six months ended June 30, 2005, respectively. Included in interest expense are amortization of deferred financing fees of $797 and $1,436 in the three and six months ended June 30, 2006, respectively, and $611 and $1,227 in the three and six months ended June 30, 2005, respectively. Interest was capitalized in the amount of $724 and $1,091 in the three and six months ended June 30, 2006, respectively, and $410 and $770 in the three and six months ended June 30, 2005, respectively. Interest paid, net of capitalized interest, was $9,367 and $17,469 in the three and six months ended June 30, 2006, respectively, and $4,862 and $8,618 in the three and six months ended June 30, 2005, respectively.

Credit Facilities

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $300,000. On June 9, 2005, the Company amended the credit facility to extend the bank facility’s maturity date to June 9, 2008 with a one-year extension option and reduced the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) 90% of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. As of June 30, 2006, the Company was in compliance with the financial covenants and was not otherwise in default under the credit facility. Borrowings under the senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three and six months ended June 30, 2006, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 6.6% and 6.5%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2006. The Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $144 and $269 for the three and six months ended June 30, 2006, respectively. At June 30, 2006 and December 31, 2005, the Company had zero and $30,000, respectively, of outstanding borrowings under the senior unsecured bank facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the bank facility maturity date to June 9, 2008 with a one-year extension option and reduced the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the three and six months ended June 30, 2006 was 6.7% and 6.5%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of approximately $5 and $17 for the three and six months ended June 30, 2006. At June 30, 2006 and December 31, 2005, the Company had zero and $655, respectively, of outstanding borrowings under the LHL credit facility.

Massport Bonds

On February 15, 2006, the tax-exempt special project revenue refunding bonds and the taxable special project revenue refunding bonds, issued by the Massachusetts Port Authority, were remarketed with the supporting letters of credit being provided by the Royal Bank of Scotland, replacing General Electric Capital Corporation. The annual maintenance fee for the supporting letters of credit was reduced from 2% to 1.35%. The bonds are secured by the letters of credit and the letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.

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

On March 3, 2006, the Company entered into a $140,000 10-year mortgage loan that is secured by the Westin Michigan Avenue. The mortgage loan matures on April 1, 2016 and does not allow for prepayment without penalty prior to January 1, 2016. The mortgage loan bears interest at a fixed rate of 5.75% and requires interest only payments for the first five years and payments on a 30-year amortization schedule for the last five years.

On June 8, 2006, the Company entered into a $101,780 10-year mortgage loan that is secured by the Indianapolis Marriott Downtown. The mortgage loan matures on July 1, 2016 and does not allow prepayment without penalty prior to December 31, 2015. The mortgage loan bears interest at a fixed rate of 5.99% and requires interest only payments for the first five years and interest plus principal payments on a 30-year amortization schedule for the last five years. Proceeds from the loan were used to pay-off the previous $57,000 mortgage secured by the hotel and reduce the Company’s outstanding balance on its credit facility.

6. Commitments and Contingencies

Ground and Air Rights Leases

Four of the Company’s hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, and Hilton San Diego Resort and the parking lot at Sheraton Bloomington Hotel Minneapolis South, are subject to ground leases under non-cancelable operating leases expiring from 2016 to June 2099. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa, is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. Total ground lease expense for the three and six months ended June 30, 2006 was $1,553 and $2,947, respectively. Total ground lease expense for the three and six months ended June 30, 2005 was $971 and $1,769, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash. As of June 30, 2006, $10,669 was available in restricted cash reserves for future capital expenditures.

Restricted Cash Reserves

At June 30, 2006, the Company held $25,425 in restricted cash reserves. Included in such amounts are (i) $10,669 of reserve funds relating to the hotels with agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $8,980 as security for a surety bond in furtherance of the Company’s appeal from the June 9, 2005 Court judgment with respect to the New Orleans hotel, (iii) $500 for future renovations and conversion costs expected to be incurred related to the Bloomington, Minnesota property re-branding under the Sheraton brand affiliation and (iv) $5,276 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3,903, plus post-judgment interest. Meridien has noticed an appeal and the Company has noticed an appeal as well. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5,700, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7,800 surety bond, which was secured by $5,900 of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7,800 surety bond was released and the $5,900 restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value to be $8,572, plus interest. On July 18, 2005, the Company posted a $8,633 surety bond, which is secured by $8,980 of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4,130. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4,174 bond which is collateralized by a letter of credit.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Cumulative Expense Recognized as of June 30, 2006
Estimated arbitration “award”	$5,749	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	4,960
Holdover rent	(4,844)	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$4,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes in order to conclude this matter. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1,000 in legal fees. As a result, the net contingent lease termination liability has a balance of approximately $1,511 as of June 30, 2006, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

Meridien also sued the Company and one of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. The parties reached an agreement to settle this matter through dismissal of all claims with prejudice, with no consideration to be paid from either party to the other. Pursuant to this agreement, the Court dismissed all of Meridien’s claims with prejudice.

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

The Company initiated a lawsuit against Marriott Hotel Services, Inc. in the Supreme Court of the State of New York, County of New York, in connection with Marriott’s implementation of certain expenditures without the Company’s approval at the LaGuardia Airport Marriott. The Company alleged breach of contract and breach of fiduciary duty by Marriott Hotel Services, Inc., among other claims. The trial court dismissed the Company’s claims before receiving any evidence, and the Company appealed the court’s decision. On May 25, 2006, the appeals court affirmed the trial court’s ruling.

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

On February 7, 2006, the Company completed an underwritten public offering of 3,250,000 common shares of beneficial interest, par value $0.01 per share. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $119,758. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes including acquisitions. On February 27, 2006, the Company issued an additional 487,500 common shares pursuant to an over-allotment option for approximately $17,982 after deducting underwriters discounts and commissions.

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

On April 18, 2006, the Company granted 7,930 restricted common shares of beneficial interest to the Company’s employees. The restricted shares granted vest over three to four years, starting January 1, 2007. These common shares of beneficial interest were issued under the 1998 Share Option and Incentive Plan.

On May 15, 2006, the Company paid its April 2006 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unit holders of record as of April 28, 2006.

On June 15, 2006, the Company paid its May 2006 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unit holders of record as of May 31, 2006.

During the three months ended June 30, 2006, executives of the Company exercised 23,099 options to purchase common shares of beneficial interest. These common shares were issued under the 1998 Share Option and Incentive Plan.

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

During the quarter ended June 30, 2006, the Company received 2,081 common shares of beneficial interest related to the forfeiture of restricted shares by employees leaving the Company.

At June 30, 2006, there were 2,081 common shares of beneficial interest in treasury.

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

On April 14, 2006, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended March 31, 2006 to Series A preferred shareholders of record at the close of business on April 3, 2006.

On April 14, 2006, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended March 31, 2006 to Series B preferred shareholders of record at the close of business on April 3, 2006.

On April 14, 2006, the Company paid its preferred distribution of $0.47 per Series D Preferred Share for the quarter ended March 31, 2006 to Series D preferred shareholders of record at the close of business on April 3, 2006.

On April 17, 2006, the Company paid its prorated preferred distribution of $0.28 per Series E Preferred Share for the quarter ended March 31, 2006 to Series E preferred shareholders of record at the close of business on April 3, 2006.

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

As of June 30, 2006, the Operating Partnership had 33,530 common units outstanding, representing a 0.1% partnership interest held by the limited partners.

Preferred Operating Partnership Units

On January 13, 2006, the Company paid its preferred distribution of $0.45 per Series C Unit for the quarter ended December 31, 2005 to Series C preferred unitholders of record at the close of business on January 1, 2006.

On April 14, 2006, the Company paid its preferred distribution of $0.45 per Series C Preferred Unit for the quarter ended March 31, 2006 to Series C preferred unitholders of record at the close of business on April 3, 2006.

8. Share Option and Incentive Plan

In April 1998, the Board of Trustees adopted and the then current shareholders approved the 1998 share option and incentive plan that is currently administered by the Compensation Committee of the Board of Trustees. The Company’s employees and the hotel operators and their employees generally are eligible to participate in the 1998 Share Option and Incentive Plan (the Plan). At June 30, 2006, 2,800,000 shares were authorized for issuance under the Plan. At June 30, 2006, there were 1,040,651 common shares available for future grant under the Plan.

The Plan authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash trustees’ fees, (iv) grants of common shares of beneficial interest in lieu of cash compensation, and (v) the making of loans to acquire common shares of beneficial interest in lieu of compensation. The exercise price of share awards is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares of beneficial interest on the date of grant. Awards under the Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three-year period. The duration of each award is also determined by the Compensation Committee; however, the duration of each award shall not exceed 10 years from date of grant. As of June 30, 2006 the Company had no unvested stock options outstanding.

From time to time, the Company awards nonvested shares under the Plan to members of the Board of Trustees, executives, and employees. The nonvested shares generally vest over three or four years based on continued employment. The Company measures compensation cost for the nonvested shares based upon the fair market value of its common shares at the date of grant, adjusted for estimated forfeitures. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated financial statements. A summary of the Company’s nonvested shares as of June 30, 2006 is as follows:

	Number of shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2006	$233,370	$15.03
Granted	42,627	$39.10
Vested	(87,191)	$14.06
Forfeited	(2,379)	$32.32

Nonvested at June 30, 2006	$186,427	$23.14

As of June 30, 2006, there was $4,314 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted –average period of 1.5 years. The total fair value of shares vested during the three and six months ended June 30, 2006 was $88 and $3,216, respectively. The compensation cost that has been charged against income for the Plan was $402 and $783 for the three and six months ended June 30, 2006, respectively.

9. Financial Instruments: Derivatives and Hedging

The Company uses interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixed the London InterBank Offered Rate at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore, fixed the mortgage interest rate at 3.56%. On June 8, 2006, the Company paid off the mortgage loan which was being hedged and, concurrently, terminated the interest rate swap. The Company received $1,053 in proceeds from the termination of the swap and reclassified $1,053 into earnings which is included in other income in the accompanying consolidated statement of operations.

10. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
General and administrative	$12,082	$7,559	$21,777	$14,123
Sales and marketing	9,710	5,717	17,577	10,808
Repairs and maintenance	6,341	3,585	11,683	7,093
Utilities and insurance	5,986	3,194	12,101	6,248
Management and incentive fees	7,717	3,082	11,526	5,062
Franchise fees	1,558	1,140	2,990	2,085
Other expenses	426	481	812	969

Total other indirect expenses	43,820	24,758	78,466	46,388
Other indirect hotel operating expenses related to discontinued operations	—	—	—	(45)

Total other indirect expenses related to continuing operations	$43,820	$24,758	$78,466	$46,343

As of June 30, 2006, LHL leases the following 27 hotels owned by the Company:

•	Seaview Resort and Spa

•	LaGuardia Airport Marriott

•	Harborside Hyatt Conference Center & Hotel

•	Hotel Viking

•	Topaz Hotel

•	Hotel Rouge

•	Hotel Madera

•	Hotel Helix

•	Holiday Inn on the Hill

•	Sheraton Bloomington Hotel Minneapolis South

•	Lansdowne Resort

•	Westin City Center Dallas

•	Hotel George

•	Indianapolis Marriott Downtown

•	Hilton Alexandria Old Town

•	Chaminade Resort and Spa

•	Hilton San Diego Gaslamp Quarter

•	Grafton on Sunset

•	Onyx Hotel

•	Westin Copley Place

•	University Tower Hotel

•	Hilton San Diego Resort

•	Washington Grande Hotel

•	Le Parc Suite Hotel

•	House of Blues Hotel

•	Westin Michigan Avenue

•	Alexis Hotel

The two remaining hotels in which the Company owns an interest are leased directly to affiliates of the current third-party hotel operators of those respective hotels.

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2004 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of approximately $2,394 within 60 days of notification. On April 28, 2005, Marriott International made a payment of approximately $2,394 to avoid termination. Marriott may recoup this amount in the event certain future operating performance thresholds are attained. Certain hotel operating performance thresholds were attained in the third quarter of 2005 which allowed Marriott to recoup $1,540 of the 2004 cure payment. The remaining $854 may still be recouped; therefore, the Company maintains a deferred liability of $854 related to the 2004 payment which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

On March 9, 2006, the Company notified Marriott that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2005 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making a cure payment within 60 days of notification. On May 2, 2006, Marriott International made a payment of approximately $3,715 to avoid termination. Marriott may recoup this amount in the event certain future operating performance thresholds are attained. The Company maintains a deferred liability of $3,715 related to the 2005 payment which is included in accounts payable and accrued expenses on the accompanying balance sheet.

11. Income Taxes

For the six months ended June 30, 2006, income tax benefit of $757 is comprised of a net state and local tax benefit of $335 on the Operating Partnership’s income, and federal, state and local tax benefit of $422 on LHL’s loss of $1,016 before income tax benefit. For the three months ended June 30, 2006, income tax expense of $3,106 is comprised of a net state and local tax expense of $132 on the Operating Partnership’s income, and federal, state and local tax expense of $2,974 on LHL’s income of $7,174 before income tax expense.

The components of the LHL income tax expense (benefit) were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Federal
Current	$—	$—	$—	$—
Deferred	2,209	1,250	(313)	(772)

State & local
Current	(3)	1	—	54
Deferred	768	434	(109)	(268)

Total income tax expense (benefit)	$2,974	$1,685	$(422)	$(986)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
“Expected” federal tax expense (benefit) at 34.5%	$2,475	$1,365	$(350)	$(902)
State income tax expense (benefit), net of federal income tax effect	501	278	(71)	(129)
Other, net	(2)	42	(1)	45

Income tax expense (benefit)	$2,974	$1,685	$(422)	$(986)

The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of June 30, 2006, the Company had a deferred tax asset of $18,598 primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of deferred tax asset in the subsequent year cannot be reasonably estimated.

12. Earnings Per Common Share

The limited partners’ outstanding common limited partnership units in the Operating Partnership (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The computation of basic and diluted earnings per common share is presented below:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$18,364	$10,284	$51,624	$7,366
Discontinued operations	—	—	—	(26)

Net income applicable to common shareholders before dividends paid on unvested restricted shares	18,364	10,284	51,624	7,340
Dividends paid on unvested restricted shares	(79)	(48)	(134)	(96)

Net income applicable to common shareholders, after dividends paid on unvested restricted shares	$18,285	$10,236	$51,490	$7,244

Denominator:
Weighted average number of common shares - basic	39,776,207	29,822,566	38,919,318	29,767,699
Effect of dilutive securities:
Unvested restricted shares	186,764	198,445	179,806	193,550
Common stock options	207,694	266,677	216,582	284,124

Weighted average number of common shares - diluted	40,170,665	30,287,688	39,315,706	30,245,373

Basic Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations and after dividends paid on unvested restricted shares	$0.46	$0.34	$1.32	$0.24
Discontinued operations	—	—	—	—

Net income applicable to common shareholders per weighted average common share, after dividends paid on unvested restricted shares	$0.46	$0.34	$1.32	$0.24

Diluted Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations	$0.46	$0.34	$1.31	$0.24
Discontinued operations	—	—	—	—

Net income applicable to common shareholders per weighted average common share	$0.46	$0.34	$1.31	$0.24

13. Comprehensive Income

For the six months ended June 30, 2006, comprehensive income was $62,251. As of June 30, 2006 and December 31, 2005, the Company’s accumulated other comprehensive income was zero and $1,353, respectively. The change in accumulated other comprehensive income was entirely due to the Company’s interest rate derivative. For the six months ended June 30, 2006, the Company reclassified $1,053 of accumulated other comprehensive income to earnings upon termination of the interest rate swap, which is included in other income in the accompanying consolidated statement of operations. For the six months ended June 30, 2005, the Company reclassified $77 of accumulated other comprehensive income to earnings as interest expense.

14. Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2006	2005
Interest paid, net of capitalized interest	$17,469	$8,618

Interest capitalized	1,091	769

Income taxes paid, net of refunds	124	1,113

Distributions payable (common shares)	5,601	2,429

Distributions payable (preferred shares)	6,369	3,133

Issuance of common shares for board of trustees compensation	216	7

Repurchase of common shares (treasury)	(1,016)	(1,046)

Issuance of common shares from treasury	1,016	1,046

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$418,040	$139,360
Assumption of mortgage at fair value	(16,380)	—
Other assets	4,919	385
Liabilities	(7,941)	(322)

Acquisition of hotel properties	$398,638	$139,423

Exchange of units for common shares:
Minority interest in operating partnership	$(2,009)	$—
Common shares of beneficial interest	1	—
Treasury shares	809	—
Additional paid-in capital	1,607	—
Retained earnings	(408)	—

	$—	$—

15. Pro Forma Financial Information

The following condensed pro forma financial information is presented as if the Hilton San Diego Gaslamp Quarter, Grafton on Sunset, Onyx Hotel, Westin Copley Place, University Tower Hotel, Hilton San Diego Resort, Washington Grande Hotel, Le Parc Suite Hotel, House of Blues Hotel, Westin Michigan Avenue, and Alexis Hotel acquisitions had been consummated and leased as of January 1, 2005.

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and the hotels had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Total revenues	$177,128	$162,091	$303,394	$277,544

Net income applicable to common shareholders of beneficial interest	$18,396	$14,027	$47,938	$4,515

Net income applicable to common shareholders of beneficial interest per weighted average common share:
basic (after dividends paid on unvested restricted shares)	$0.46	$0.35	$1.23	$0.12
diluted (before dividends paid on unvested restricted shares)	$0.46	$0.35	$1.22	$0.11

Weighted average number of common shares outstanding
basic	39,776,207	39,776,207	38,919,318	38,919,318
diluted	40,170,665	40,170,665	39,315,706	39,315,706

16. Subsequent Events

On July 11, 2006, the Company posted a $4,174 bond which is collateralized by a letter of credit.

On July 14, 2006, the Company declared monthly distributions to shareholders of the Company and on common units of the Operating Partnership, in the amount of $0.14 per common share of beneficial interest/unit for each of the months of July, August, and September 2006.

On July 14, 2006, the Company paid its June 2006 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unit holders of record as of June 30, 2006.

On July 14, 2006, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended June 30, 2006 Series A to preferred shareholders of record at the close of business on July 3, 2006.

On July 14, 2006, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended June 30, 2006 to Series B preferred shareholders of record at the close of business on July 3, 2006.

On July 14, 2006, the Company paid its preferred distribution of $0.45 per Series C Preferred Unit for the quarter ended June 30, 2006 to Series C preferred unitholders of record at the close of business on July 3, 2006.

On July 14, 2006, the Company paid its preferred distribution of $0.47 per Series D Preferred Share for the quarter ended June 30, 2006 to Series D preferred shareholders of record at the close of business on July 3, 2006.

On July 14, 2006, the Company paid its preferred distribution of $0.50 per Series E Preferred Share for the quarter ended June 30, 2006 to Series E preferred shareholders of record at the close of business on July 3, 2006.

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

•	the Company’s dependence on third-party managers of its hotels, including its inability to implement strategic business decisions directly;

•	risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs, actual or threatened terrorist attacks, any type of flu or disease-related pandemic and downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	the possible failure of the Company to qualify as a REIT and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses; and

•	the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as updated elsewhere in this report.

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

The second quarter of 2006 was a very good quarter for the economy, the travel industry, the lodging business, and LaSalle Hotel Properties. Management believes the lodging business fundamental’s continue to be positive. Demand from business travelers continues to be robust, driven by particular strength in business transient travel. Positive trends in group business also continued in the second quarter, showing growth in group business activity. In addition to the strength coming from business travelers, leisure travel trends also remained positive.

For the second quarter of 2006, the Company had net income applicable to common shareholders of $18.4 million, or $0.46 per diluted share. FFO was $37.9 million, or $0.94 per diluted share/unit and EBITDA was $58.7 million. RevPAR was $155.39. RevPAR for the total portfolio increased 10.6% for the second quarter of 2006. The RevPAR increase is attributable to an Average Daily Rate (“ADR”) increase of 8.5% to $196.09, while occupancy improved by 1.9% to 79.2%. The Company’s EBITDA increase of $26.5 million, or 82.2% increase over 2005 EBITDA, was due to increased lodging demand and property acquisitions. The Company’s hotel portfolio EBITDA increased 9.6% due to higher ADR and occupancy.

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

Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (27 hotels as of June 30, 2006), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $71.4 million, from $94.4 million in 2005 to $165.8 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$26.2 million increase from Westin Copley Place, which was purchased in August 2005;

•	$18.4 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$7.5 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$6.4 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$2.6 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$1.6 million increase from University Tower Hotel, which was purchased in December 2005; and

•	$0.4 million increase from Alexis Hotel, which was purchased in June 2006.

The remaining increase of $8.3 million, or 8.8% is attributable to a 10.3% increase in RevPAR for properties leased to LHL. The increase in RevPAR was primarily attributable to an increase in ADR of 8.7%.

Industry travel levels improved in the second quarter from continued strength in business travel, driven by healthy growth in both group and business transient travel. The industry also experienced positive levels of leisure demand in the quarter; although in June, we saw indications of some weakness in leisure demand, especially on weekends. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth this quarter, with respect to the Company’s hotels, occupancies at properties leased to LHL were up an average of 1.5% in the quarter. For the second quarter in a row, the Company experienced short-term in-the-month-for-the-month group demand improvement, indicating a favorable corporate profit environment. With strong demand and historically low supply, the industry and the Company continue to have an opportunity to raise prices. ADR for the Company in the second quarter was robust, with every hotel type (urban, resort & convention) and region of the country experiencing ADR increases.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) increased $1.0 million from $5.5 million in 2005 to $6.5 million in 2006. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. Approximately $0.7 million of this increase is from San Diego Paradise Point Resort due to a 11.8% increase in RevPar in 2006. The remaining increase of $0.3 million is due to a 28.0% increase in RevPar in 2006 at Le Montrose Suite Hotel.

Hotel operating expenses

Hotel operating expenses increased approximately $43.0 million from $60.9 million in 2005 to $103.9 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$16.0 million increase from Westin Copley Place, which was purchased in August 2005;

•	$10.8 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$5.5 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$3.2 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$1.3 million increase from Le Parc Hotel Suite, which was purchased in January 2006;

•	$0.7 million increase from University Tower Hotel, which was purchased in December 2005;

•	$0.3 million increase from Alexis Hotel, which was purchased in June 2006; and

•	$0.1 million increase from Washington Grande Hotel, which was purchased in December 2005.

The remaining increase of $5.1 million, or 8.4%, is a result of higher occupancies at the hotels as well as above-inflation increases in payroll and related employee costs and benefits, sales and marketing, franchise and management fees, property maintenance expenses, energy costs and operator incentive fees.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $9.3 million from $10.3 million in 2005 to $19.6 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$3.3 million increase from Westin Copley Place, which was purchased in August 2005;

•	$2.2 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$0.8 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$0.8 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$0.3 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$0.2 million increase from University Tower Hotel, which was purchased in December 2005; and

•	$0.1 million increase from Alexis Hotel, which was purchased in June 2006.

The remaining increase of $1.6 million is due to asset purchases.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $4.8 million from $4.3 million in 2005 to $9.1 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.2 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$1.1 million increase from Westin Copley Place, which was purchased in August 2005;

•	$0.8 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$0.7 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$0.2 million increase from Le Parc Suite Hotel, which was purchased in January 2006; and

•	$0.1 million from University Tower Hotel, which was purchased in December 2005.

The remaining increase of $0.7 million is a result of increases in insurance, real estate taxes and ground rent.

General and administrative expenses

General and administrative expense increased approximately $0.3 million from $2.5 million in 2005 to $2.8 million in 2006 primarily as a result of increases in payroll related expenses, executive compensation, and accounting and professional service fees, offset by a decrease in legal fees.

Interest expense

Interest expense increased by approximately $5.0 million from $5.2 million in 2005 to $10.2 million in 2006 due to an increase in the Company’s weighted average debt and an increase in the weighted average interest rate. The Company’s weighted average debt outstanding related to continuing operations increased from $382.2 million in 2005 to $723.7 million in 2006, which includes increases from:

•	assumption of the mortgage and additional borrowing to purchase the Westin Copley Place in August 2005;

•	assumption of the mortgage and additional borrowing to purchase the University Tower Hotel in December 2005;

•	additional borrowing to purchase the Hilton San Diego Resort in December 2005;

•	additional borrowing to purchase the Washington Grande Hotel in December 2005;

•	assumption of the mortgage and additional borrowing to purchase the Le Parc Suite Hotel in January 2006;

•	additional borrowing to purchase the House of Blues Hotel in March 2006;

•	additional borrowing to purchase the Westin Michigan Avenue in March 2006;

•	refinancing of the mortgage on the Indianapolis Marriott Downtown in June 2006; and

•	additional borrowings under the Company’s bank facility to finance other capital improvements during 2006.

The above borrowings are offset by paydowns of the line of credit from proceeds from:

•	an August 2005 preferred share offering;

•	an October 2005 common share offering:

•	a December 2005 common share offering;

•	a February 2006 common share offering;

•	a February 2006 preferred share offering; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations increased from 4.8% in 2005 to 5.2% in 2006.

Income taxes

Income tax expense increased approximately $0.4 million from $2.7 million in 2005 to $3.1 million in 2006. For the three months ended June 30, 2006, the REIT incurred state and local income tax expense of approximately $0.1 million. LHL’s net income before income tax expense increased by approximately $3.2 million from $4.0 million in 2005 to $7.2 million in 2006. Accordingly, for the three months ended June 30, 2006, LHL recorded federal income tax expense of approximately $2.2 million and a state and local tax expense of approximately $0.8 million. The following table summarizes the income tax expense (dollars in thousands):

	For the three months ended June 30,
	2006	2005
REIT state and local tax expense	$132	$1,039
LHL federal, state and local tax expense	2,974	1,710

Total tax expense from continuing operations	$3,106	$2,749

As of June 30, 2006, the Company had a deferred tax asset of $18.6 million primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the operating partnership represents the limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At June 30, 2006, the aggregate weighted average partnership interest held by the limited partners in the Operating Partnership was approximately 0.1%.

Minority interest of preferred units in the Operating Partnership represents distributions to Series C Preferred Unit holders. The increase in minority interest of preferred units in the Operating Partnership from zero in 2005 to $1.1 million in 2006 was due to the units being issued in August of 2005.

Distributions to preferred shareholders

Distributions to preferred shareholders increased $3.3 million, from $3.1 million in 2005 to $6.4 million in 2006 due to $1.5 million and $1.8 million in distributions on Series D Preferred Shares and Series E Preferred Shares, respectively, which were issued on August 24, 2005 and February 16, 2006, respectively.

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (27 hotels as of June 30, 2006), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $112.6 million, from $163.3 million in 2005 to $275.9 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$43.7 million increase from Westin Copley Place, which was purchased in August 2005;

•	$23.2 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$14.8 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$8.2 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$4.4 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$2.6 million increase from University Tower Hotel, which was purchased in December 2005;

•	$0.4 million increase from Alexis Hotel, which was purchased in June 2006; and

•	$0.3 million increase from Washington Grande Hotel, which was purchased in December 2005.

The remaining increase of $15.0 million, or 9.2% is attributable to a 11.2% increase in RevPAR for properties leased to LHL. The increase in RevPAR was primarily attributable to an increase in ADR of 9.1%.

Industry travel levels improved in the second quarter from continued strength in business travel, driven by healthy growth in both group and business transient travel. The industry also experienced positive levels of leisure demand in the quarter; although in June, we saw indications of some weakness in leisure demand, especially on weekends. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth this quarter, with respect to the Company’s hotels, occupancies at properties leased to LHL were up an average of 1.9% for the six months ended June 30, 2006. For the second quarter in a row, the Company experienced short-term in-the-month-for-the-month group demand improvement, indicating a favorable corporate profit environment. With strong demand and historically low supply, the industry and the Company continue to have an opportunity to raise prices. ADR for the Company in the six months ended June 30, 2006 was robust, with every hotel type (urban, resort & convention) and region of the country experiencing ADR increases.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) increased $2.4 million from $9.4 million in 2005 to $11.8 million in 2006. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. Approximately $1.8 million of this increase is from San Diego Paradise Point Resort due to a 16.0% increase in RevPar in 2006. The remaining increase of $0.6 million is due to a 27.6% increase in RevPar in 2006 at Le Montrose Suite Hotel.

Hotel operating expenses

Hotel operating expenses increased approximately $71.9 million from $113.6 million in 2005 to $185.5 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$29.1 million increase from Westin Copley Place, which was purchased in August 2005;

•	$13.8 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$10.7 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$4.3 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$2.1 million increase from Le Parc Hotel Suite, which was purchased in January 2006;

•	$1.3 million increase from University Tower Hotel, which was purchased in December 2005;

•	$0.5 million increase from Washington Grande Hotel, which was purchased in December 2005; and

•	$0.3 million increase from Alexis Hotel, which was purchased in June 2006.

The remaining increase of $9.8 million, or 8.6%, is a result of higher occupancies at the hotels as well as above-inflation increases in payroll and related employee costs and benefits, sales and marketing, franchise and management fees, general liability insurance, property maintenance expenses, energy costs and operator incentive fees.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $15.4 million from $21.3 million in 2005 to $36.7 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$6.6 million increase from Westin Copley Place, which was purchased in August 2005;

•	$2.9 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$1.5 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$1.1 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$0.6 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$0.3 million increase from University Tower Hotel, which was purchased in December 2005;

•	$0.1 million increase from Washington Grande Hotel, which was purchased in December 2005; and

•	$0.1 million increase from Alexis Hotel, which was purchased in June 2006.

The remaining increase of $2.2 million is due to asset purchases.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $7.5 million from $8.7 million in 2005 to $16.2 million in 2006. This increase includes amounts that are not comparable year- over-year as follows:

•	$2.3 million increase from Westin Copley Place, which was purchased in August 2005;

•	$1.6 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$1.6 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$1.0 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$0.3 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$0.1 million increase from University Tower Hotel, which was purchased in December 2005; and

•	$0.1 million increase from Washington Grande Hotel, which was purchased in December 2005.

The remaining increase of $0.5 million is a result of increases in insurance, real estate taxes and ground rent.

General and administrative expenses

General and administrative expense increased approximately $0.8 million from $5.2 million in 2005 to $6.0 million in 2006 primarily as a result of increases in payroll related expenses, executive compensation, and accounting and professional service fees, offset by a decrease in legal fees.

Interest expense

Interest expense increased by approximately $9.4 million from $9.8 million in 2005 to $19.2 million in 2006 due to an increase in the Company’s weighted average debt and an increase in the weighted average interest rate. The Company’s weighted average debt outstanding related to continuing operations increased from $366.6 million in 2005 to $682.0 million in 2006, which includes increases from:

•	assumption of the mortgage and additional borrowing to purchase the Westin Copley Place in August 2005;

•	assumption of the mortgage and additional borrowing to purchase the University Tower Hotel in December 2005;

•	additional borrowing to purchase the Hilton San Diego Resort in December 2005;

•	additional borrowing to purchase the Washington Grande Hotel in December 2005;

•	assumption of the mortgage and additional borrowing to purchase the Le Parc Suite Hotel in January 2006;

•	additional borrowing to purchase the House of Blues Hotel in March 2006;

•	additional borrowing to purchase the Westin Michigan Avenue in March 2006;

•	refinancing of the mortgage on the Indianapolis Marriott Downtown in June 2006; and

•	additional borrowings under the Company’s bank facility to finance other capital improvements during 2006.

The above borrowings are offset by paydowns of the line of credit from proceeds from:

•	an August 2005 preferred share offering;

•	an October 2005 common share offering:

•	a December 2005 common share offering;

•	a February 2006 common share offering;

•	a February 2006 preferred share offering; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations increased from 4.7% in 2005 to 5.2% in 2006.

Income taxes

Income tax benefit increased approximately $0.8 million from approximately zero in 2005 to $0.8 million in 2006. For the six months ended June 30, 2006, the REIT incurred state and local income tax benefit of approximately $0.3 million. LHL’s net loss before income tax benefit was approximately $1.0 million in 2005 and 2006. Accordingly, for the six months ended June 30, 2006, LHL recorded federal income tax benefit of approximately $0.3 million and a state and local tax benefit of $0.1 million. The following table summarizes the income tax benefit (dollars in thousands):

	For the six months ended June 30,
	2006	2005
REIT state and local tax (benefit) expense	$(335)	$1,123
LHL federal, state and local tax benefit	(422)	(1,097)

Total tax (benefit) expense	(757)	26
Less: LHL federal, state and local tax benefit related to discontinued operations	—	19

Total tax (benefit) expense from continuing operations	$(757)	$45

As of June 30, 2006, the Company had a deferred tax asset of $18.6 million primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the operating partnership represents the limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At June 30, 2006, the aggregate weighted average partnership interest held by the limited partners in the Operating Partnership was approximately 0.1%.

Minority interest of preferred units in the Operating Partnership represents distributions to Series C Preferred Unit holders. The increase in minority interest of preferred units in the Operating Partnership from zero in 2005 to $2.1 million in 2006 was due to the units being issued in August of 2005.

Distributions to preferred shareholders

Distributions to preferred shareholders increased $5.7 million, from $6.3 million in 2005 to $12.0 million in 2006 due to $3.0 million and $2.7 million in distributions on Series D Preferred Shares and Series E Preferred Shares, respectively, which were issued on August 24, 2005 and February 16, 2006, respectively.

Non-GAAP Financial Measures

Funds from Operations and EBITDA

The Company considers the non-GAAP measures of FFO and EBITDA to be key supplemental measures of the Company’s performance and should be considered along with, but not as alternatives to, net income as a measure of the Company’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO and EBITDA to be helpful in evaluating a real estate company’s operations.

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

The following is a reconciliation between net income applicable to common shareholders and FFO for the three and six months ended June 30, 2006 and 2005 (dollars in thousands, except share data):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Funds From Operations (FFO):
Net income applicable to common shareholders	$18,364	$10,284	$51,624	$7,340
Depreciation	19,314	10,217	36,389	21,164
Equity in depreciation of joint venture	—	146	178	411
Amortization of deferred lease costs	196	12	232	23
Minority interest:
Minority interest of common units in LaSalle Hotel Operating Partnership, L.P	12	161	92	164
Less: Equity in gain on sale of property	—	—	(38,393)	—

FFO	$37,886	$20,820	$50,122	$29,102

Weighted average number of common shares and units outstanding:
Basic	39,809,737	30,159,942	38,974,203	30,127,805
Diluted	40,204,195	30,625,064	39,370,591	30,605,480

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the three and six months ended June 30, 2006 and 2005 (dollars in thousands, except share data):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$18,364	$10,284	$51,624	$7,340
Interest	10,223	5,213	19,237	9,837
Equity in interest expense of joint venture	—	195	317	341
Income tax benefit:
Income tax expense (benefit)	3,106	2,749	(757)	45
Income tax expense (benefit) from discontinued operations	—	—	—	(19)
Depreciation and other amortization	19,554	10,305	36,713	21,269
Equity in depreciation/amortization of joint venture	—	169	201	456
Minority interest:
Minority interest of common units in LaSalle Hotel Operating Partnership, L.P	12	161	92	164
Minority interest of preferred units in LaSalle Hotel Operating Partnership, L.P	1,065	—	2,129	—
Distributions to preferred shareholders	6,369	3,133	11,980	6,266

EBITDA	$58,693	$32,209	$121,536	$45,699

Off-Balance Sheet Arrangements

The Company is a party to a joint venture arrangement with The Carlyle Group (the “Joint Venture”), that owned the 1,192-room Chicago Marriott Downtown in Chicago, Illinois. The Company owns a non-controlling 9.9% equity interest in the Joint Venture. On March 25, 2006, the Joint Venture sold the Chicago Marriott Downtown. As of June 30, 2006, the Joint Venture had total unsettled assets and liabilities of approximately $1.1 million and $0.1 million, respectively. After final post-closing adjustments, the Joint Venture will distribute any remaining assets to partners and dissolve.

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

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of June 30, 2006, $10.7 million was available in restricted cash reserves for future capital expenditures.

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

Debt at June 30, 2006 and December 31, 2005, consisted of the following (in thousands):

Debt	Interest Rate at June 30, 2006	Maturity Date	Balance Outstanding at
			June 30, 2006	December 31, 2005
Credit facilities
Senior Unsecured Credit Facility	Floating	June 2008	$—	$30,000
LHL Unsecured Credit Facility	Floating	June 2008	—	655

Massport bonds
Harborside Hyatt Conference Center & Hotel (b)	Floating (a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (b)	Floating (a)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage debt
Indianapolis Marriott Downtown (c)			—	57,000
Le Parc Suite Hotel (d)	7.78%	May 2008	16,089	—
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009	41,254	41,744
San Diego Paradise Point Resort	6.93%	February 2009	17,135	17,324
San Diego Paradise Point Resort	4.61%	February 2009	44,736	45,235
Hilton Alexandria Old Town	4.98%	September 2009	33,170	33,534
Le Montrose Suite Hotel	8.08%	July 2010	13,739	13,847
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
University Tower Hotel (d)	6.28%	August 2014	11,250	11,376
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	—
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	—

Total mortgage debt			688,753	489,660

Total debt			$731,253	$562,815

(a)	Variable interest rate based on a weekly floating rate. The interest rate at June 30, 2006 was 5.43% and 3.98% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by The Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.
(c)	This note was repaid in June 2006.
(d)	Mortgage debt includes unamortized premiums of $590 and $586 for Le Parc Suite Hotel and University Tower Hotel, respectively, as of June 30, 2006, and $615 for University Tower Hotel as of December 31, 2005.

The Company incurred interest expense of $10.2 million and $19.2 million in the three and six months ended June 30, 2006, respectively, and $5.2 million and $9.8 million in the three and six months ended June 30, 2005, respectively. Included in interest expense are amortization of deferred financing fees of $0.8 million and $1.4 million in the three and six months ended June 30, 2006, respectively, and $0.6 million and $1.2 million in the three and six months ended June 30, 2005, respectively. Interest was capitalized in the amount of $0.7 million and $1.1 million in the three and six months ended June 30, 2006, respectively, and $0.4 million and $0.8 million in the three and six months ended June 30, 2005, respectively. Interest paid, net of capitalized interest, was $9.4 million and $17.5 million in the three and six months ended June 30, 2006, respectively, and $4.9 million and $8.6 million in the three and six months ended June 30, 2005, respectively.

Credit facilities

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $300 million. On June 9, 2005, the Company amended the credit facility to extend the bank facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) 90% of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. As of June 30, 2006, the Company was in compliance with the financial covenants and was not otherwise in default under the credit facility. Borrowings under the senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three and six months ended June 30, 2006, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 6.6% and 6.5%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2006. The Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2006, respectively. At June 30, 2006 and December 31, 2005, the Company had zero and $30 million, respectively, of outstanding borrowings under the senior unsecured bank facility.

LHL has a $25 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the bank facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. The weighted average interest rate under the LHL credit facility for the three and six months ended June 30, 2006 was 6.7% and 6.5%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of an immaterial amount for the three and six months ended June 30, 2006. At June 30, 2006 and December 31, 2005, the Company had zero and $0.7 million, respectively, of outstanding borrowings under the LHL credit facility.

Sources and Uses Of Cash

At June 30, 2006, the Company had approximately $10.7 million of cash and cash equivalents and approximately $25.4 million of restricted cash reserves.

Net cash provided by operating activities was approximately $48.9 million for the six months ended June 30, 2006, primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $383.8 million for the six months ended June 30, 2006, primarily due to the purchases of the Le Parc Suite Hotel, the House of Blues Hotel, Westin Michigan Avenue, and Alexis Hotel, the outflows for improvements and additions at the hotels, and the funding of restricted cash reserves. These uses were offset by cash distributions from the Joint Venture and proceeds from the restricted cash reserves.

Net cash provided by financing activities was approximately $335.4 million for the six months ended June 30, 2006, comprised primarily of net borrowings from the senior unsecured bank facility, proceeds from the Westin Michigan Avenue mortgage note payable, proceeds from a new mortgage on the Indianapolis Marriott Downtown, proceeds from the February 8, 2006 and February 16, 2006 issuance of the Series E Preferred Shares, proceeds from the February 7, 2006 and February 27, 2006 issuance of common shares, offset by repayments of borrowings under the senior unsecured credit facility, repayment of the existing mortgage on the Indianapolis Marriott Downtown, payment of distributions to the common shareholders and unitholders, payment of distributions to preferred shareholders and unitholders, payments of offering costs associated with common shares and preferred shares issuances, and repurchase of treasury shares.

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

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of June 30, 2006 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Contractual Obligations
Mortgage loans (1)	$985,572	$43,582	$157,554	$143,110	$641,326
Ground rent (2)	$156,217	4,084	8,168	8,168	135,797
Massport bonds (1)	$47,145	1,770	45,375	—	—
Purchase commitments (3)
Purchase orders and letters of commitment	$31,216	31,216

Total contractual obligations	1,220,150	80,652	211,097	151,278	777,123
Commercial Commitments
Borrowings under credit facilities (1)	$—	—	—	—	—

Dividends on Preferred Shares
Dividends payable on preferred shares and units (4)	$490,955	128,792	65,357	196,575	100,231

Total obligations and commitments	$1,711,105	$209,444	$276,454	$347,853	$877,354

(1)	Amounts include interest. Interest expense on fixed rate debt is computed on the fixed interest rate of the debt. Interest expense on the variable interest computed based upon the rate at June 30, 2006.
(2)	Amounts computed based on the annual minimum future ground lease payments that extend though the term of the lease.
(3)	As of June 30, 2006, purchase orders and letters of commitment totaling approximately $31.2 million had been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire.
(4)	The Series A, B, D and E preferred shares and the Series C preferred units are redeemable at the option of the Company for $25.00 per share/unit after the respective optional redemption date. The future obligations include future dividends on preferred shares/units through the optional redemption date and the redemption amount on the optional redemption date.

The Hotels

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of approximately $2.4 million within 60 days of notification. On April 28, 2005, Marriott International made a payment of approximately $2.4 million to avoid termination. Marriott may recoup that amount in the event certain future operating performance thresholds are attained. Certain hotel operating performance thresholds were attained in the third quarter of 2005 which allowed Marriott to recoup $1.5 million of the 2004 cure payment. The remaining $0.9 million may still be recouped; therefore, the Company maintains a deferred liability of $0.9 million related to the 2004 payment which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

On March 9, 2006, the Company notified Marriott that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2005 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making a cure payment within 60 days of notification. On May 2, 2006, Marriott International made a payment of approximately $3.7 million to avoid termination. Marriott may recoup this amount in the event certain future operating performance thresholds are attained. The Company maintains a deferred liability of $3.7 million related to the 2005 payment which is included in accounts payable and accrued expenses on the accompanying balance sheet.

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three and six months ended June 30, 2006 and 2005, respectively. ADR is calculated as the quotient of room revenue divided by the number of rooms sold, and RevPAR is calculated as the product of occupancy and ADR.

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005	Variance	2006	2005	Variance
Total Portfolio
Occupancy	79.2%	77.8%	1.9%	74.0%	72.0%	2.7%
ADR	$196.09	$180.67	8.5%	$185.09	$170.08	8.8%
RevPAR	$155.39	$140.50	10.6%	$136.96	$122.50	11.8%

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3.9 million, plus post-judgment interest. Meridien has noticed an appeal and the Company has noticed an appeal as well. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value to be $8.6 million, plus interest. On July 18, 2005, the Company posted a $8.6 million surety bond, which is secured by $9.0 million of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4.1 million. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4.2 million bond which is collateralized by a letter of credit.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Cumulative Expense Recognized as of June 30, 2006
Estimated arbitration “award”	$5,749	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	4,960
Holdover rent	(4,844)	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$4,370

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $0.9 million due to litigation timeline changes in order to conclude this matter. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1.0 million in legal fees. As a result, the net contingent lease termination liability has a balance of approximately $1.5 million as of June 30, 2006, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

Meridien also sued the Company and one of the Company’s officers alleging that certain actions taken in anticipation of re-branding the Dallas and New Orleans hotels under the Westin brand affiliation constituted unfair trade practices, false advertising, trademark infringement, trademark dilution and tortious interference. The parties reached an agreement to settle this matter through dismissal of all claims with prejudice, with no consideration to be paid from either party to the other. Pursuant to this agreement, the Court dismissed all of Meridien’s claims with prejudice.

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

The Company initiated a lawsuit against Marriott Hotel Services, Inc. in the Supreme Court of the State of New York, County of New York, in connection with Marriott’s implementation of certain expenditures without the Company’s approval at the LaGuardia Airport Marriott. The Company alleged breach of contract and breach of fiduciary duty by Marriott Hotel Services, Inc., among other claims. The trial court dismissed the Company’s claims before receiving any evidence, and the Company appealed the court’s decision. On May 25, 2006, the appeals court affirmed the trial court’s ruling.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of June 30, 2006, approximately $42.5 million of the Company’s aggregate indebtedness, 5.8% of total indebtedness, was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt increase by 0.25%, the increase in interest expense on our variable long-term rate debt would decrease future earnings and cash flows by approximately $0.1 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decrease by 0.25%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $0.1 million annually. This assumes that the amount outstanding under our variable rate debt remains at $42.5 million, the balance at June 30, 2006.

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2006. There were no changes to the Company’s internal controls over financial reporting during the second quarter ended June 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The Company and the Operating Partnership are subject to claims and actions in the ordinary course and, from time to time, to other litigation, including the Meridien litigation described elsewhere in this report and, with respect to the Meridien litigation previously reported in Part I of this report, is hereby incorporated by reference thereto in this Item 1 Part II. Some of these matters are expected to be covered by insurance. The ultimate resolution of these matters, in the opinion of the Company, is not expected to have a material adverse effect on the financial position, operations or liquidity of the Company and the Operating Partnership.

Item 1A. Risk Factors

Other than with respect to the two risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The two risk factors below are disclosed on the Form 10-K and have been updated to provide debt and hotel related statistics as of June 30, 2006.

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

LHL has a senior unsecured credit facility with U.S. Bank National Association, which provides for a maximum borrowing of up to $25.0 million. The senior unsecured credit facility matures on June 9, 2008 and has a one year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, minimum tangible net worth and total funded indebtedness.

The Sheraton Bloomington Hotel Minneapolis South, Westin City Center Dallas, Le Montrose Suite Hotel, San Diego Paradise Point Resort, Indianapolis Marriott Downtown, Hilton Alexandria Old Town, Hilton San Diego Gaslamp Quarter, Westin Copley Place, the University Tower Hotel, Le Parc Suite Hotel, and Westin Michigan Avenue are each mortgaged to secure payment of indebtedness aggregating approximately $688.8 million as of June 30, 2006. The Harborside Hyatt Conference Center & Hotel is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of approximately $42.5 million. If the Company is unable to meet mortgage payments, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company. From time to time, the Company may mortgage additional hotels to secure payment of additional indebtedness.

Increases in interest rates may increase the Company’s interest expense.

As of June 30, 2006, approximately $42.5 million of aggregate indebtedness (5.8% of total indebtedness) was subject to variable interest rates. An increase in interest rates could increase the Company’s interest expense and reduce its cash flow and may affect its ability to make distributions to shareholders and to service its indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On April 20, 2006, the Company held its Annual Meeting of Shareholders. The matters on which the shareholders voted, in person or by proxy were:

(i)	for the election of three Class II trustees of the Company to serve until the 2009 Annual Meeting of Shareholders and until their successors are duly elected and qualified; and

(ii)	the ratification of the appointment of the Company’s independent registered public accountants for the year ending December 31, 2006.

The three nominees were elected and the ratification of the appointment of the independent registered public accountants were approved. The results of the voting were as follows:

Election of Trustees:

Trustee	Votes For	Votes Against	Votes Withheld
Darryl Hartley-Leonard	36,451,611	0	49,175
Kelly L. Kuhn	36,450,469	0	50,317
William S. McCalmont	36,452,771	0	48,015

Ratification of Appointment of Independent Registered Public Accountants:

Votes For	Votes Against	Votes Withheld
35,162,235	1,328,151	10,400

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

LASALLE HOTEL PROPERTIES

Dated: July 19, 2006	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002