Form 10-Q
period 2006-09-30
LASALLE HOTEL PROPERTIES
filed 2006-10-18
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at October 18, 2006
Common Shares of Beneficial Interest ($0.01 par value)	39,973,724
10 1/4% Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	3,991,900
8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000
7 1/2% Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000

PART I. Financial Information

Item 1. Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets:
Investment in hotel properties, net	$1,831,167	$1,392,344
Property under development	58,861	11,681
Investment in joint venture (Note 2)	320	978
Cash and cash equivalents	3,198	10,153
Restricted cash reserves (Note 6)	18,831	20,845
Rent receivable	4,660	2,238
Hotel receivables (net of allowance for doubtful accounts of approximately $678 and $987, respectively)	29,885	17,678
Deferred financing costs, net	3,868	4,504
Deferred tax asset	17,257	18,176
Prepaid expenses and other assets	53,613	21,021

Total assets	$2,021,660	$1,499,618

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 5)	$69,861	$30,655
Bonds payable (Note 5)	42,500	42,500
Mortgage loans (including unamortized premium of $1,077 and $615, respectively) (Note 5)	687,681	489,660
Accounts payable and accrued expenses	77,705	47,992
Advance deposits	8,746	4,623
Accrued interest	3,412	2,531
Distributions payable	11,970	8,239

Total liabilities	901,875	626,200
Minority interest of common units in Operating Partnership (Note 1)	655	2,597
Minority interest of preferred units in Operating Partnership (Note 1)	59,739	59,739
Commitments and contingencies (Note 6)

Shareholders’ Equity:
Preferred shares, $.01 par value, 20,000,000 shares authorized, (Note 7)
10 1/4 % Series A (liquidation preference $99,797) - 3,991,900 shares issued and outstanding at September 30, 2006 and December 31, 2005	40	40
8 3/8% Series B (liquidation preference $27,500) - 1,100,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	11	11
7 1/2% Series D (liquidation preference $79,250) - 3,170,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	32	32
8% Series E (liquidation preference $87,500) - 3,500,000 and 0 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	35	—
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized and 39,973,724 and 36,053,809 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively (Note 7)	399	361
Additional paid-in capital, including offering costs of $44,061 and $36,790 at September 30, 2006 and December 31, 2005, respectively	1,121,352	894,976
Accumulated other comprehensive income (Note 13)	—	1,353
Distributions in excess of retained earnings	(62,478)	(85,691)

Total shareholders’ equity	1,059,391	811,082

Total liabilities and shareholders’ equity	$2,021,660	$1,499,618

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Hotel operating revenues:
Room revenue	$109,777	$63,683	$286,287	$163,242
Food and beverage revenue	43,897	29,125	122,798	80,246
Other operating department revenue	13,108	9,375	33,640	21,963

Total hotel operating revenues	166,782	102,183	442,725	265,451
Participating lease revenue	8,888	8,097	20,640	17,511
Other income (Notes 4 and 9)	1,218	191	4,048	807

Total revenues	176,888	110,471	467,413	283,769

Expenses:
Hotel operating expenses:
Room	23,469	14,538	64,489	38,770
Food and beverage	29,897	20,069	84,713	55,177
Other direct	6,522	4,872	17,722	12,781
Other indirect (Note 10)	44,865	28,582	123,331	74,925

Total hotel operating expenses	104,753	68,061	290,255	181,653
Depreciation and amortization	20,528	12,430	57,241	33,699
Real estate taxes, personal property taxes and insurance	7,665	4,137	20,914	11,088
Ground rent (Note 6)	1,978	1,255	4,925	3,024
General and administrative	3,395	2,911	9,386	8,171
Lease termination expense	800	—	800	1,000
Other expenses	671	17	1,926	188

Total operating expenses	139,790	88,811	385,447	238,823

Operating income	37,098	21,660	81,966	44,946
Interest income	282	224	1,308	429
Interest expense	(11,484)	(6,569)	(30,721)	(16,405)

Income before income tax (expense) benefit, minority interest, equity in earnings of joint venture and discontinued operations	25,896	15,315	52,553	28,970
Income tax (expense) benefit (Note 11)	(1,102)	27	(345)	(18)
Minority interest of common units in Operating Partnership	(16)	(120)	(108)	(284)
Minority interest of preferred units in Operating Partnership	(1,064)	(355)	(3,193)	(355)
Equity in earnings of joint venture (Note 2)	—	275	38,411	461

Income from continuing operations	23,714	15,142	87,318	28,774

Discontinued operations:
Loss from operations of properties disposed of	—	—	—	(45)
Income tax benefit	—	—	—	19

Net loss from discontinued operations	—	—	—	(26)

Net income	23,714	15,142	87,318	28,748
Distributions to preferred shareholders	(6,369)	(3,744)	(18,349)	(10,010)

Net income applicable to common shareholders	$17,345	$11,398	$68,969	$18,738

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Earnings per Common Share - Basic:
Income applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.43	$0.38	$1.75	$0.62
Discontinued operations	—	—	—	—
Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.43	$0.38	$1.75	$0.62

Earnings per Common Share - Diluted:
Income applicable to common shareholders before discontinued operations	$0.43	$0.37	$1.74	$0.62
Discontinued operations	—	—	—	—

Net income applicable to common shareholders	$0.43	$0.37	$1.74	$0.62

Weighted average number of common shares outstanding:
Basic	39,786,308	30,022,302	39,211,490	29,853,499
Diluted	40,175,387	30,492,289	39,605,575	30,329,567

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$87,318	$28,748
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	57,241	33,699
Amortization of deferred financing costs and mortgage premium	1,744	1,876
Minority interest in the Operating Partnership	3,301	284
Income tax expense (benefit)	919	(1,322)
Deferred compensation	1,193	899
Equity in earnings of unconsolidated entities	(38,411)	(461)
Changes in assets and liabilities:
Rent receivable	(2,422)	(3,634)
Hotel receivables	(10,778)	(9,938)
Prepaid expenses and other assets	(30,039)	(7,438)
Accounts payable and accrued expenses	19,354	9,818
Advance deposits	3,176	703
Accrued interest	881	(240)

Net cash flow provided by operating activities	93,477	52,994

Cash flows from investing activities:
Improvements and additions to hotel properties	(35,964)	(35,759)
Acquisition of hotel properties	(485,618)	(199,439)
Distributions from joint venture	39,069	638
Purchase of office furniture and equipment	(142)	(68)
Funding of restricted cash reserves	(16,374)	(16,130)
Proceeds from restricted cash reserves	18,592	2,226

Net cash flow used in investing activities	(480,437)	(248,532)

Cash flows from financing activities:
Borrowings under credit facilities	450,860	277,156
Repayments under credit facilities	(411,654)	(212,915)
Proceeds from mortgage loans	241,780	59,600
Repayments of mortgage loans	(59,888)	(2,436)
Payment of deferred financing costs	(847)	(2,557)
Proceeds from exercise of stock options	465	2,736
Proceeds from issuance of preferred shares	87,500	79,250
Proceeds from issuance of common shares	143,100	—
Payment of preferred offering costs	(2,144)	(2,314)
Payment of common offering costs	(5,126)	(167)
Purchase of treasury shares	(1,016)	(1,046)
Distributions-preferred shares/units	(19,792)	(9,399)
Distributions-common shares/units	(43,233)	(23,052)

Net cash flow provided by financing activities	380,005	164,856

Net change in cash and cash equivalents	(6,955)	(30,682)
Cash and cash equivalents, beginning of period	10,153	32,102

Cash and cash equivalents, end of period	$3,198	$1,420

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

As of September 30, 2006, the Company owned 100% equity interests in 30 hotels with approximately 8,700 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) base rent or (ii) participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 28 of the hotels are leased to the Company’s taxable-REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 10). Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned approximately 99.9% of the common units of the Operating Partnership at September 30, 2006. At September 30, 2006, the remaining 0.1% was held by a limited partner who held 33,530 common limited partnership units. Common units of the Operating Partnership are redeemable for cash, or, at the option of the Company, for a like number of common shares of beneficial interest of the Company. In addition, another limited partner owns 2,348,888 Series C preferred units in the Operating Partnership having an aggregate liquidation value of approximately $58,722 and bearing an annual cumulative distribution of 7.25% on the liquidation preference and are redeemable for 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company or cash at the Company’s election.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Substantially all of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated and projected by the hotel operators to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and revenue and expense estimates for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically these differences have not been material. The Company believes the aggregate estimate of quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are materially correct.

Investment in Joint Venture

Investment in joint venture represents the Company’s non-controlling 9.9% equity interest in each of (i) the joint venture that owned the Chicago Marriott Downtown (“Chicago 540 Hotel Venture”) and (ii) Chicago 540 Lessee, Inc., both of which were associated with the Chicago Marriott Downtown.

On February 22, 2006, Chicago 540 Hotel Venture refinanced its existing mortgage and furniture, fixtures, and equipment credit facility into a new $220,000 mortgage loan. Proceeds from the refinancing in excess of the amounts to pay off the previous loans were distributed to the owners in accordance with the partnership agreement. On March 25, 2006, Chicago 540 Hotel Venture sold the Chicago Marriott Downtown for an aggregate purchase price of $306,000 and recognized a gain on the sale of approximately $152,587. Proceeds from the sale were used to pay off the refinanced mortgage, make a distribution to the owners, and the remaining amount was retained to settle any post closing adjustments. The remaining cash will be distributed to the owners in accordance with the partnership agreement after post-closing adjustments have been settled. Chicago 540 Hotel Venture incurred interest expense of zero and $2,899 for the three months ended September 30, 2006 and 2005, respectively, and $3,202 and $5,618 for the nine months ended September 30, 2006 and 2005, respectively. The Company recognized its share of the gain on sale of $38,393 in March 2006, which is included in equity in earnings of joint venture in the consolidated statements of operations. The Company received a preferential distribution of the sale proceeds above its 9.9% equity interest due to the joint venture achieving certain return thresholds.

Stock-Based Compensation

From time to time, the Company awards restricted shares under the 1998 Share Option and Incentive Plan to trustees, executive officers and employees, which vest over three or four years. The Company recognizes compensation expense for restricted shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for estimated forfeitures. Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based at their fair values. Adoption did not have a material effect on the Company.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the impact, if any, that FIN 48 will have on the Company’s financial statements.

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

3. Acquisition and Renovation of Hotel Properties

On January 27, 2006, the Company acquired a 100% interest in the Le Parc Suite Hotel, a 154-room, upscale, full-service hotel located in West Hollywood, California, for $47,000. The source of the funding for the acquisition was the Company’s senior unsecured credit facility and assumption of debt. The property is leased to LHL and Outrigger Lodging Services continues to manage the property under a new management agreement.

On February 21, 2006, the Washington Grande Hotel was closed for renovations. After completion of the renovation and repositioning in 2007, the hotel will be operated as a luxury high-style, independent hotel. The property is included in property under development on the accompanying consolidated balance sheet.

On March 1, 2006, the Company acquired a 100% interest in the Westin Michigan Avenue, a 751-room, upscale, full-service hotel located in Chicago, Illinois, for $214,700. The source of the funding for the acquisition was proceeds from two equity offerings by the Company in February 2006 and the Company’s senior unsecured credit facility. The property is leased to LHL and Starwood Hotels & Resorts continues to manage the property.

On March 1, 2006, the Company acquired a 100% interest in the House of Blues Hotel, a 367-room, full-service hotel and related Marina City retail and parking facilities, located in Chicago, Illinois, for $114,500. The source of the funding for the acquisition was proceeds from two equity offerings by the Company in February 2006 and the Company’s senior unsecured credit facility. The property is leased to LHL and Gemstone Resorts International, LLC was retained to manage the property under a new management agreement.

On June 15, 2006, the Company acquired a 100% interest in the Alexis Hotel, a 109-room, upscale, full-service hotel located in Seattle, Washington, for $38,005. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL and Kimpton Hotel & Restaurant Group continues to manage the property under a new management agreement.

On August 1, 2006, the Company acquired a 100% interest in the Hotel Solamar, a 235-room, upscale, full-service hotel located in San Diego, California, for $87,000. The hotel is subject to a ground lease which expires on December 30, 2102. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL and Kimpton Hotel & Restaurant Group continues to manage the property.

4. Disposition of Land

On March 15, 2005, the Company sold approximately eight acres of land located at the Lansdowne Resort for $1,500 resulting in income of approximately $418, net of closing cost, which is included in other income on the consolidated financial statements. At the time the Company purchased the Lansdowne Resort, the seller had entered into a contract with a third party for the sale of the eight acres. The eight acre contract was assigned to the Company at closing and the purchase/sale agreement related to the acquisition of the resort required the Company to pay the seller upon completion of the sale $1,080 of net sale proceeds which represented the expected sales price for the land. On March 21, 2005, the Company made the $1,080 payment to the seller resulting in the gain of $418.

5. Long-Term Debt

Debt at September 30, 2006 and December 31, 2005, consisted of the following (in thousands):

	Interest Rate at September 30, 2006		Maturity Date	Balance Outstanding at
Debt				September 30, 2006	December 31, 2005
Credit facilities
Senior Unsecured Credit Facility	Floating		June 2008	$65,000	$30,000
LHL Unsecured Credit Facility	Floating		June 2008	4,861	655
Massport bonds
Harborside Hyatt Conference Center & Hotel (b)	Floating	(a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (b)	Floating	(a)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage debt
Indianapolis Marriott Downtown (c)	—		—	—	57,000
Le Parc Suite Hotel (d)	7.78%		May 2008	15,908	—
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%		July 2009	41,002	41,744
San Diego Paradise Point Resort	5.25%		February 2009	61,531	62,559
Hilton Alexandria Old Town	4.98%		September 2009	32,990	33,534
Le Montrose Suite Hotel	8.08%		July 2010	13,685	13,847
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
University Tower Hotel (d)	6.28%		August 2014	11,185	11,376
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	140,000	—
Indianapolis Marriott Downtown	5.99%		July 2016	101,780	—

Total mortgage debt				687,681	489,660

Total debt				$800,042	$562,815

(a)	Variable interest rate based on a weekly floating rate. The interest rate at September 30, 2006 was 5.39% and 3.75% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by The Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.
(c)	This note was repaid in June 2006.
(d)	Mortgage debt includes unamortized premiums of $509 and $568 for Le Parc Suite Hotel and University Tower Hotel, respectively, as of September 30, 2006, and $615 for University Tower Hotel as of December 31, 2005.

The Company incurred interest expense of $11,484 and $30,721 in the three and nine months ended September 30, 2006, respectively, and $6,569 and $16,405 in the three and nine months ended September 30, 2005, respectively. Included in interest expense are amortization of deferred financing fees of $559 and $1,995 in the three and nine months ended September 30, 2006, respectively, and $649 and $1,876 in the three and nine months ended September 30, 2005, respectively. Interest was capitalized in the amount of $735 and $1,826 in the three and nine months ended September 30, 2006, respectively, and $326 and $1,096 in the three and nine months ended September 30, 2005, respectively. Interest paid, net of capitalized interest, was $10,377 and $27,846 in the three and nine months ended September 30, 2006, respectively, and $6,477 and $15,865 in the three and nine months ended September 30, 2005, respectively.

Credit Facilities

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $300,000. On June 9, 2005 the Company amended the credit facility to extend the bank facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) 90% of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. As of September 30, 2006, the Company was in compliance with the financial covenants and was not otherwise in default under the credit facility. Borrowings under the senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three and nine months ended September 30, 2006, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 7.3% and 6.9%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2006. The Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $122 and $391 for the three and nine months ended September 30, 2006, respectively. At September 30, 2006 and December 31, 2005, the Company had $65,000 and $30,000, respectively, of outstanding borrowings under the senior unsecured bank facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the bank facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2006, the Company was in compliance with the financial covenants and was not otherwise in default under the credit facility. The weighted average interest rate under the LHL credit facility for the three and nine months ended September 30, 2006 was 7.0% and 6.7%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of approximately $9 and $25 for the three and nine months ended September 30, 2006. At September 30, 2006 and December 31, 2005, the Company had $4,861 and $655, respectively, of outstanding borrowings under the LHL credit facility.

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

6. Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, Hilton San Diego Resort, and Hotel Solamar and the parking lot at Sheraton Bloomington Hotel Minneapolis South, are subject to ground leases under non-cancelable operating leases expiring from 2016 to December 2102. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa, is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. Total ground lease expense for the three and nine months ended September 30, 2006 was $1,978 and $4,925, respectively. Total ground lease expense for the three and nine months ended September 30, 2005 was $1,255 and $3,024, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash. As of September 30, 2006, $13,467 was available in restricted cash reserves for future capital expenditures.

Restricted Cash Reserves

At September 30, 2006, the Company held $18,831 in restricted cash reserves. Included in such amounts are (i) $13,467 of reserve funds relating to the hotels with agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $500 for future renovations and conversion costs expected to be incurred related to the Bloomington, Minnesota property re-branding under the Sheraton brand affiliation and (iii) $4,864 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3,903, plus post-judgment interest. Meridien has noticed an appeal and the Company has noticed an appeal as well. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5,700, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7,800 surety bond, which was secured by $5,900 of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7,800 surety bond was released and the $5,900 restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value to be $8,572, plus interest. On July 18, 2005, the Company posted a $8,633 surety bond, which was secured by $8,980 of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4,130. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4,174 bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8,633 bond and obtained a new $12,807 letter of credit which serves as collateral for the $8,633 bond and the $4,174 bond.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Expense Recognized Period Ended September 30, 2006	Cumulative Expense Recognized as of September 30, 2006
Estimated arbitration “award”	$5,749	$—	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	800	5,760
Holdover rent	(4,844)	—	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$800	$5,170

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1,000 in legal fees due to timeline changes. In September 2006, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $800 in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of approximately $2,055 as of September 30, 2006, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

On January 13, 2006, the Company declared monthly cash distributions to shareholders of the Company and common unitholders of the Operating Partnership, in the amount of $0.10 per common share of beneficial interest/unit for each of the months of January, February and March 2006.

On January 13, 2006, the Company paid its December 2005 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unitholders of record as of December 31, 2005.

On January 27, 2006, the Company granted 34,697 restricted common shares of beneficial interest to the Company’s executive officers. The restricted shares granted vest over four years. These common shares were issued under the 1998 Share Option and Incentive Plan.

On February 7, 2006, the Company completed an underwritten public offering of 3,250,000 common shares of beneficial interest, par value $0.01 per share. After deducting the underwriters discounts and commissions and other offering costs, the Company raised net proceeds of approximately $119,758. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes including acquisitions. On February 27, 2006, the Company issued an additional 487,500 common shares pursuant to an over-allotment option for approximately $17,982 after deducting underwriters discounts and commissions.

On February 15, 2006, the Company paid its January 2006 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unitholders of record as of January 31, 2006.

On March 8, 2006, the Company repurchased 298 common shares of beneficial interest related to the forfeiture of restricted shares by employees leaving the Company. The Company re-issued 298 treasury shares in connection with the conversion of units into common shares of beneficial interest in March 2006.

On March 15, 2006, the Company paid its February 2006 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unitholders of record as of February 28, 2006.

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

On April 14, 2006, the Company paid its March 2006 monthly distribution of $0.10 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unitholders of record as of March 31, 2006.

On April 18, 2006, the Company granted 7,930 restricted common shares of beneficial interest to the Company’s employees. The restricted shares granted vest over three to four years, starting January 1, 2007. These common shares of beneficial interest were issued under the 1998 Share Option and Incentive Plan.

On May 15, 2006, the Company paid its April 2006 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unitholders of record as of April 28, 2006.

On June 15, 2006, the Company paid its May 2006 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unitholders of record as of May 31, 2006.

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

On July 14, 2006, the Company paid its June 2006 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unitholders of record as of June 30, 2006.

On August 15, 2006, the Company paid its July 2006 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unitholders of record as of July 31, 2006.

On September 15, 2006, the Company paid its August 2006 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unitholders of record as of August 31, 2006.

During the three months ended September 30, 2006, employees of the Company exercised 2,333 options to purchase common shares of beneficial interest. The common shares were issued under the 1998 Share Option and Incentive Plan.

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

During the quarter ended September 30, 2006, the Company reissued 2,081 shares in connection with options exercised by employees.

At September 30, 2006, there were no common shares of beneficial interest in treasury.

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

On July 14, 2006, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended June 30, 2006 to Series A preferred shareholders of record at the close of business on July 3, 2006.

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

Common Operating Partnership Units

On January 27, 2006, 92,893 common units of limited partnership interest in the Operating Partnership were redeemed for an equal number of common shares of beneficial interest in the Company.

On March 29, 2006, 16,667 common units of limited partnership interest in the Operating Partnership were redeemed for an equal number of common shares of beneficial interest in the Company.

As of September 30, 2006, the Operating Partnership had 33,530 common units outstanding, representing a 0.1% partnership interest held by the limited partner.

Preferred Operating Partnership Units

On January 13, 2006, the Company paid its preferred distribution of $0.45 per Series C Preferred Unit for the quarter ended December 31, 2005 to Series C preferred unitholders of record at the close of business on January 1, 2006.

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

8. Share Option and Incentive Plan

In April 1998, the Board of Trustees adopted and the then current shareholders approved the 1998 share option and incentive plan that is currently administered by the Compensation Committee of the Board of Trustees. The Company’s employees and the hotel operators and their employees generally are eligible to participate in the 1998 Share Option and Incentive Plan (the “Plan”). At September 30, 2006, 2,800,000 shares were authorized for issuance under the Plan. At September 30, 2006, there were 1,040,297 common shares available for future grant under the Plan.

The Plan authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash trustees’ fees, (iv) grants of common shares of beneficial interest in lieu of cash compensation, and (v) the making of loans to acquire common shares of beneficial interest in lieu of compensation. The exercise price of share awards is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares of beneficial interest on the date of grant. Awards under the Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three-year period. The duration of each award is also determined by the Compensation Committee; however, the duration of each award shall not exceed 10 years from date of grant. As of September 30, 2006, the Company had no unvested stock options outstanding.

From time to time, the Company awards nonvested shares under the Plan to members of the Board of Trustees, executives, and employees. The nonvested shares generally vest over three or four years based on continued employment. The Company measures compensation cost for the nonvested shares based upon the fair market value of its common shares at the date of grant, adjusted for estimated forfeitures. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated financial statements. A summary of the Company’s nonvested shares as of September 30, 2006 is as follows:

	Number of shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	233,370	$15.03
Granted	42,627	39.10
Vested	(87,191)	14.06
Forfeited	(2,379)	32.32

Nonvested at September 30, 2006	186,427	$27.42

As of September 30, 2006, there was $3,904 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted–average period of 1.3 years. The total fair value of shares vested during the three and nine months ended September 30, 2006 was zero and $3,216, respectively. The compensation cost for the Plan that has been included in general and administrative expenses in the accompanying statement of operations was $411 and $1,193 for the three and nine months ended September 30, 2006, respectively.

9. Financial Instruments: Derivatives and Hedging

The Company uses interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixed the London InterBank Offered Rate at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis hotel, and therefore, fixed the mortgage interest rate at 3.56%. On June 8, 2006, the Company paid off the mortgage loan which was being hedged and, concurrently, terminated the interest rate swap. The Company received $1,053 in proceeds from the termination of the swap and reclassified $1,053 into earnings from accumulated other comprehensive income which is included in other income in the accompanying consolidated statement of operations.

10. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
General and administrative	$12,315	$8,558	$34,092	$22,681
Sales and marketing	9,887	6,281	27,464	17,090
Repairs and maintenance	6,069	3,847	17,752	10,940
Utilities and insurance	6,780	4,080	18,881	10,327
Management and incentive fees	8,230	4,267	19,757	9,328
Franchise fees	1,038	1,014	4,027	3,099
Other expenses	546	535	1,358	1,505

Total other indirect expenses	44,865	28,582	123,331	74,970
Other indirect hotel operating expenses related to discontinued operations	—	—	—	(45)

Total other indirect expenses related to continuing operations	$44,865	$28,582	$123,331	$74,925

As of September 30, 2006, LHL leases the following 28 hotels owned by the Company:

•       Seaview Resort and Spa

•       LaGuardia Airport Marriott

•       Harborside Hyatt Conference Center & Hotel

•       Hotel Viking

•       Topaz Hotel

•       Hotel Rouge

•       Hotel Madera

•       Hotel Helix

•       Holiday Inn on the Hill

•       Sheraton Bloomington Hotel Minneapolis South

•       Lansdowne Resort

•       Westin City Center Dallas

•       Washington Grande Hotel

•       Le Parc Suite Hotel

•       House of Blues Hotel

•       Westin Michigan Avenue

•       Hotel George

•       Indianapolis Marriott Downtown

•       Hilton Alexandria Old Town

•       Chaminade Resort and Spa

•       Hilton San Diego Gaslamp Quarter

•       Grafton on Sunset

•       Onyx Hotel

•       Westin Copley Place

•       University Tower Hotel

•       Hilton San Diego Resort

•       Alexis Hotel

•       Hotel Solamar

The two remaining hotels, Le Montrose Suite Hotel and San Diego Paradise Point Resort, in which the Company owns an interest, are leased directly to affiliates of the current third-party hotel operators of those respective hotels.

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2004 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of approximately $2,394 within 60 days of notification. On April 28, 2005, Marriott International made a payment of approximately $2,394 to avoid termination. Marriott may recoup this amount in the event certain future operating performance thresholds are attained. Certain hotel operating performance thresholds were attained in the third quarter of 2005, which allowed Marriott to recoup $1,540 of the 2004 cure payment. The remaining $854 may still be recouped; therefore, the Company maintains a deferred liability of $854 related to the 2004 payment, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

On March 9, 2006, the Company notified Marriott that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2005 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making a cure payment within 60 days of notification. On May 2, 2006, Marriott International made a payment of approximately $3,715 to avoid termination. Marriott may recoup this amount in the event certain future operating performance thresholds are attained. Certain hotel operating performance thresholds were attained in the third quarter of 2006, which allowed Marriott to recoup approximately $300 of the 2005 cure payment. The remaining $3,415 may still be recouped; therefore, the Company maintains a deferred liability of $3,415 related to the 2005 payment which is included in accounts payable and accrued expenses on the accompanying balance sheet. The total deferred liability related to the 2004 and 2005 payments was $4,269 at September 30, 2006.

11. Income Taxes

For the nine months ended September 30, 2006, income tax expense of $345 is comprised of a net state and local tax benefit of $228 on the Operating Partnership, and federal, state and local tax expense of $573 on LHL’s income of $2,215 before income tax expense. For the three months ended September 30, 2006, income tax expense of $1,102 is comprised of a net state and local tax expense of $107 on the Operating Partnership, and federal, state and local tax expense of $995 on LHL’s income of $3,230 before income tax expense.

The components of the LHL income tax expense (benefit) were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Federal
Current	$—	$—	$—	$—
Deferred	995	(235)	682	(1,100)

State & local
Current	(346)	(48)	(346)	(32)
Deferred	346	25	237	(223)

Total income tax expense (benefit)	$995	$(258)	$573	$(1,355)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
“Expected” federal tax expense (benefit) at 34.5%	$1,115	$(235)	$764	$(1,100)
State income tax expense (benefit), net of federal income tax effect	226	(23)	155	(255)
Other, net	(346)	—	(346)	—

Income tax expense (benefit)	$995	$(258)	$573	$(1,355)

The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of September 30, 2006, the Company had a deferred tax asset of $17,257 primarily due to past years’ tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of deferred tax asset in the subsequent year cannot be reasonably estimated.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Net income applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$17,345	$11,398	$68,969	$18,764
Discontinued operations	—	—	—	(26)

Net income applicable to common shareholders before dividends paid on unvested restricted shares	17,345	11,398	68,969	18,738
Dividends paid on unvested restricted shares	(78)	(59)	(212)	(155)

Net income applicable to common shareholders, after dividends paid on unvested restricted shares	$17,267	$11,339	$68,757	$18,583

Denominator:
Weighted average number of common shares - basic	39,786,308	30,022,302	39,211,490	29,853,499
Effect of dilutive securities:
Unvested restricted shares	186,427	197,943	182,037	195,031
Common stock options	202,652	272,044	212,048	281,037

Weighted average number of common shares - diluted	40,175,387	30,492,289	39,605,575	30,329,567

Basic Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations and after dividends paid on unvested restricted shares	$0.43	$0.38	$1.75	$0.62
Discontinued operations	—	—	—	—

Net income applicable to common shareholders per weighted average common share, after dividends paid on unvested restricted shares	$0.43	$0.38	$1.75	$0.62

Diluted Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations	$0.43	$0.37	$1.74	$0.62
Discontinued operations	—	—	—	—

Net income applicable to common shareholders per weighted average common share	$0.43	$0.37	$1.74	$0.62

13. Comprehensive Income

For the nine months ended September 30, 2006, comprehensive income was $85,965. As of September 30, 2006 and December 31, 2005, the Company’s accumulated other comprehensive income was zero and $1,353, respectively. The change in accumulated other comprehensive income was entirely due to the Company’s interest rate derivative. For the nine months ended September 30, 2006, the Company reclassified $1,053 of accumulated other comprehensive income to earnings upon termination of the interest rate swap, which is included in other income in the accompanying consolidated statement of operations. For the nine months ended September 30, 2005, the Company reclassified $218 of accumulated other comprehensive income to earnings as interest expense.

14. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2006	2005
Interest paid, net of capitalized interest	$27,846	$15,865

Interest capitalized	1,826	1,096

Income taxes paid (received), net of refunds	(209)	964

Distributions payable (common shares)	5,601	3,046

Distributions payable (preferred shares)	6,369	3,744

Issuance of common shares for board of trustees compensation	216	7

Repurchase of common shares (treasury)	(1,093)	(1,121)

Issuance of common shares from treasury	1,026	1,121

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$504,567	$467,811
Assumption of mortgage at fair value	(16,380)	(210,000)
Issuance of preferred units	—	(58,722)
Other assets	5,802	7,422
Liabilities	(8,371)	(7,072)

Acquisition of hotel properties	$485,618	$199,439

Exchange of units for common shares:
Minority interest in operating partnership	$(2,009)	$—
Common shares of beneficial interest	1	—
Treasury shares	809	—
Additional paid-in capital	1,607	—
Retained earnings	(408)	—

	$—	$—

15. Pro Forma Financial Information

The following condensed pro forma financial information is presented as if the Hilton San Diego Gaslamp Quarter, Grafton on Sunset, Onyx Hotel, Westin Copley Place, University Tower Hotel, Hilton San Diego Resort, Washington Grande Hotel, Le Parc Suite Hotel, House of Blues Hotel, Westin Michigan Avenue, Alexis Hotel, and Hotel Solamar acquisitions had been consummated and leased as of January 1, 2005.

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and the hotels had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Total revenues	$178,986	$167,625	$492,835	$448,852

Net income applicable to common shareholders of beneficial interest	$15,540	$16,005	$66,981	$17,214

Net income applicable to common shareholders of beneficial interest per weighted average common share:
basic (after dividends paid on unvested restricted shares)	$0.39	$0.40	$1.70	$0.44
diluted (before dividends paid on unvested restricted shares)	$0.39	$0.40	$1.69	$0.43

Weighted average number of common shares outstanding
basic	39,786,308	39,786,308	39,211,490	39,211,490
diluted	40,175,387	40,175,387	39,605,575	39,605,575

16. Subsequent Events

On October 13, 2006, the Company declared monthly distributions to shareholders of the Company and on common units of the Operating Partnership, in the amount of $0.14 per common share of beneficial interest/unit for each of the months of October, November, and December 2006.

On October 13, 2006, the Company paid its September 2006 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unitholders of record as of September 29, 2006.

On October 13, 2006, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended September 30, 2006 to Series A preferred shareholders of record at the close of business on October 2, 2006.

On October 13, 2006, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended September 30, 2006 to Series B preferred shareholders of record at the close of business on October 2, 2006.

On October 13, 2006, the Company paid its preferred distribution of $0.45 per Series C Preferred Unit for the quarter ended September 30, 2006 to Series C preferred unitholders of record at the close of business on October 2, 2006.

On October 13, 2006, the Company paid its preferred distribution of $0.47 per Series D Preferred Share for the quarter ended September 30, 2006 to Series D preferred shareholders of record at the close of business on October 2, 2006.

On October 13, 2006, the Company paid its preferred distribution of $0.50 per Series E Preferred Share for the quarter ended September 30, 2006 to Series E preferred shareholders of record at the close of business on October 2, 2006.

On October 16, 2006, the Company granted 11,275 restricted common shares of beneficial interest to non-executive employees. The restricted shares granted vest over three years, starting January 1, 2008. These common shares of beneficial interest were issued under the 1998 Share Option and Incentive Plan.

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

Overview

The Company intends to acquire upscale and luxury, full-service hotels in convention, resort and major urban markets where the Company perceives strong demand growth or significant barriers to entry. The Company measures hotel performance by evaluating financial metrics such as room revenue per available room (“RevPAR”), funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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

The third quarter of 2006 was a very good quarter for the economy, the travel industry, the lodging business, and LaSalle Hotel Properties. Demand from business, group and leisure travelers continue to be strong; although overall demand has moderated from the early part of 2006, mirroring the moderation in the economy’s growth rate. Management believes the lodging business fundamentals continue to be positive with low supply growth enabling Average Daily Rate (“ADR”) growth.

For the third quarter of 2006, the Company had net income applicable to common shareholders of $17.3 million, or $0.43 per diluted share. FFO was $37.8 million, or $0.94 per diluted share/unit and EBITDA was $57.9 million. RevPAR was $157.58. RevPAR for the total portfolio increased 9.0% for the third quarter of 2006. The RevPAR increase is attributable to an Average Daily Rate increase of 10.8% to $197.90, while occupancy declined by 1.6% to 79.6%. The Company’s EBITDA increase of $22.9 million, or 65.3% increase over 2005 EBITDA, was due to property acquisitions, higher ADR and expense margins. The Company’s hotel portfolio EBITDA increased 11.3% due to higher ADR and expense management.

Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income, a GAAP measurement.

Critical Accounting Estimates

A significant portion of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated and projected by the hotel operators to produce quarterly financial statements since the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing with the SEC by the filing deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and revenue and expense estimates for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically these differences have not been material. The Company believes the aggregate estimate of quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are materially correct.

An estimated contingent lease liability related to the Company’s litigation with Meridien Hotels, Inc. is reported in accounts payable and accrued expenses in the accompanying consolidated financial statements.

The Company’s management has discussed the policy of using estimated hotel operating revenues and expenses and the contingent lease liability with its audit committee of its Board of Trustees. The audit committee has reviewed the Company’s disclosure relating to the estimates in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations section.

Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (28 hotels as of September 30, 2006), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $64.6 million, from $102.2 million in 2005 to $166.8 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$18.4 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$14.7 million increase from Westin Copley Place, which was purchased in August 2005;

•	$9.4 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$5.9 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$3.7 million increase from Hotel Solamar, which was purchased in August 2006;

•	$2.9 million increase from Alexis Hotel, which was purchased in June 2006;

•	$2.5 million increase from Le Parc Suite Hotel, which was purchased in January 2006; and

•	$1.9 million increase from University Tower Hotel, which was purchased in December 2005.

The remaining increase of $5.2 million, or 5.1% is attributable to a 5.0% increase in RevPAR for the remaining properties leased to LHL. The increase in RevPAR was primarily attributable to an increase in ADR of 7.9%.

Industry travel levels improved in the third quarter from continued strength in business travel, driven by healthy growth in both group and business transient travel. The industry also experienced positive levels of leisure demand in the quarter. On a year-over-year basis, overall industry demand for hotel rooms outpaced supply growth this quarter. With respect to the Company’s hotels, occupancies at properties leased to LHL were down an average of 1.6% in the quarter. With strong demand and historically low supply, the industry and the Company continued to have an opportunity to raise prices. ADR growth for the Company in the third quarter was robust, with every hotel type (urban, resort & convention) and region of the country experiencing significant ADR increases.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) increased $0.8 million from $8.1 million in 2005 to $8.9 million in 2006. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. Approximately $0.5 million of this increase is from San Diego Paradise Point Resort due to a 12.6% increase in RevPar in 2006. The remaining increase of $0.3 million is due to a 30.4% increase in RevPar in 2006 at Le Montrose Suite Hotel.

Hotel operating expenses

Hotel operating expenses increased approximately $36.7 million from $68.1 million in 2005 to $104.8 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$10.4 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$9.3 million increase from Westin Copley Place, which was purchased in August 2005;

•	$6.0 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$2.9 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$2.2 million increase from Hotel Solamar, which was purchased in August 2006;

•	$1.8 million increase from Alexis Hotel, which was purchased in June 2006;

•	$1.4 million increase from Le Parc Suite Hotel, which was purchased in January 2006; and

•	$0.8 million increase from University Tower Hotel, which was purchased in December 2005.

The remaining increase of $1.9 million, or 2.8%, is a result of above-inflation increases in payroll and related employee costs and benefits, sales and marketing, franchise and management fees, property maintenance expenses, energy costs and operator incentive fees at the remaining hotels.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $8.1 million from $12.4 million in 2005 to $20.5 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$2.2 million increase from Westin Copley Place, which was purchased in August 2005;

•	$2.2 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$0.9 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$0.7 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$0.6 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.3 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$0.2 million increase from University Tower Hotel, which was purchased in December 2005; and

•	$0.2 million increase from Alexis Hotel, which was purchased in June 2006.

The remaining increase of $0.8 million is due to purchases of building improvements, furniture, fixtures and equipment at the remaining hotels.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $4.2 million from $5.4 million in 2005 to $9.6 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.2 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$1.0 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$0.8 million increase from Westin Copley Place, which was purchased in August 2005;

•	$0.7 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$0.3 million increase from Hotel Solamar, which was purchased in August 2006; and

•	$0.2 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

General and administrative expenses

General and administrative expense increased approximately $0.5 million from $2.9 million in 2005 to $3.4 million in 2006 primarily as a result of increases in payroll related expenses, executive compensation, accounting and professional service fees, and legal fees.

Interest expense

Interest expense increased by approximately $4.9 million from $6.6 million in 2005 to $11.5 million in 2006 due to an increase in the Company’s weighted average debt and an increase in the weighted average interest rate, partly offset by an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $470.1 million in 2005 to $789.6 million in 2006, which includes increases from:

•	assumption of the mortgage and additional borrowing to purchase the Westin Copley Place in August 2005;

•	assumption of the mortgage and additional borrowing to purchase the University Tower Hotel in December 2005;

•	additional borrowing to purchase the Hilton San Diego Resort in December 2005;

•	additional borrowing to purchase the Washington Grande Hotel in December 2005;

•	assumption of the mortgage and additional borrowing to purchase the Le Parc Suite Hotel in January 2006;

•	additional borrowing to purchase the House of Blues Hotel in March 2006;

•	additional borrowing to purchase the Westin Michigan Avenue in March 2006;

•	refinancing of the mortgage on the Indianapolis Marriott Downtown in June 2006;

•	additional borrowing to purchase the Hotel Solamar in August 2006; and

•	additional borrowings under the Company’s bank facility to finance other capital improvements during 2006.

The above borrowings are offset by paydowns of the line of credit from proceeds from:

•	an August 2005 preferred share offering;

•	an October 2005 common share offering:

•	a December 2005 common share offering;

•	a February 2006 common share offering;

•	a February 2006 preferred share offering; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations increased from 4.9% in 2005 to 5.4% in 2006. Capitalized interest increased by approximately $0.4 million, from $0.3 million in 2005 to $0.7 million in 2006, primarily due to the closing and the on-going renovation of the Washington Grande Hotel.

Income taxes

Income tax expense increased approximately $1.1 million from approximately zero in 2005 to $1.1 million in 2006. For the three months ended September 30, 2006, the REIT incurred state and local income tax expense of approximately $0.1 million. LHL’s net income before income tax expense increased by approximately $3.9 million from a net loss of approximately $0.7 million in 2005 to a net income of $3.2 million in 2006. Accordingly, for the three months ended September 30, 2006, LHL recorded federal income tax expense of approximately $1.0 million and a state and local tax expense of approximately zero. The following table summarizes the income tax expense (dollars in thousands):

	For the three months ended September 30,
	2006	2005
REIT state and local tax expense	$107	$231
LHL federal, state and local tax expense (benefit)	995	(258)

Total tax expense (benefit) from continuing operations	$1,102	$(27)

As of September 30, 2006, the Company had a deferred tax asset of $17.3 million primarily due to past years’ tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the Operating Partnership represents the limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At September 30, 2006, the aggregate weighted average partnership interest held by the limited partners in the Operating Partnership was approximately 0.1%.

Minority interest of preferred units in the Operating Partnership represents distributions to Series C Preferred Unitholders. The increase in minority interest of preferred units in the Operating Partnership from $0.4 million in 2005 to $1.1 million in 2006 was due to the units being issued in August 2005.

Distributions to preferred shareholders

Distributions to preferred shareholders increased $2.7 million, from $3.7 million in 2005 to $6.4 million in 2006 due to $0.9 million and $1.8 million increases in distributions on Series D Preferred Shares and Series E Preferred Shares, respectively, which were issued on August 24, 2005 and February 16, 2006, respectively.

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (28 hotels as of September 30, 2006), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $177.2 million, from $265.5 million in 2005 to $442.7 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$58.5 million increase from Westin Copley Place, which was purchased in August 2005;

•	$41.6 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$24.2 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$14.2 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$7.0 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$4.6 million increase from University Tower Hotel, which was purchased in December 2005;

•	$3.7 million increase from Hotel Solamar, which was purchased in August 2006;

•	$3.4 million increase from Alexis Hotel, which was purchased in June 2006; and

•	$0.3 million increase from Washington Grande Hotel, which was purchased in December 2005.

The remaining increase of $19.7 million, or 7.4% is attributable to a 7.7% increase in RevPAR for the remaining properties leased to LHL. The increase in RevPAR was primarily attributable to an increase in ADR of 7.9%.

Industry travel levels improved in the third quarter from continued strength in business travel, driven by healthy growth in both group and business transient travel. The industry also experienced positive levels of leisure demand in the quarter. On a year-over-year basis, overall industry demand for hotel rooms outpaced supply growth this quarter. With respect to the Company’s hotels, occupancies at properties leased to LHL were up an average of 1.1% for the nine months ended September 30, 2006. With strong demand and historically low supply, the industry and the Company continued to have an opportunity to raise prices. ADR growth for the Company in the nine months ended September 30, 2006 was robust, with every hotel type (urban, resort & convention) and region of the country experiencing significant ADR increases.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) increased $3.1 million from $17.5 million in 2005 to $20.6 million in 2006. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. Approximately $2.2 million of this increase is from San Diego Paradise Point Resort due to a 14.4% increase in RevPar in 2006. The remaining increase of $0.9 million is due to a 28.6% increase in RevPar in 2006 at Le Montrose Suite Hotel.

Hotel operating expenses

Hotel operating expenses increased approximately $108.6 million from $181.7 million in 2005 to $290.3 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$38.4 million increase from Westin Copley Place, which was purchased in August 2005;

•	$24.1 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$16.6 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$7.2 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$3.5 million increase from Le Parc Hotel Suite, which was purchased in January 2006;

•	$2.2 million increase from University Tower Hotel, which was purchased in December 2005;

•	$2.2 million increase from Hotel Solamar, which was purchased in August 2006;

•	$2.0 million increase from Alexis Hotel, which was purchased in June 2006; and

•	$0.5 million increase from Washington Grande Hotel, which was purchased in December 2005.

The remaining increase of $11.9 million, or 6.5%, is a result of higher occupancies at the remaining hotels as well as above-inflation increases in payroll and related employee costs and benefits, sales and marketing, franchise and management fees, general liability insurance, property maintenance expenses, energy costs and operator incentive fees.

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $23.5 million from $33.7 million in 2005 to $57.2 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$8.8 million increase from Westin Copley Place, which was purchased in August 2005;

•	$5.1 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$2.4 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$1.8 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$0.9 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$0.6 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.5 million increase from University Tower Hotel, which was purchased in December 2005;

•	$0.3 million increase from Alexis Hotel, which was purchased in June 2006; and

•	$0.1 million increase from Washington Grande Hotel, which was purchased in December 2005.

The remaining increase of $3.0 million is due to purchases of building improvements, furniture, fixtures and equipment at the remaining hotels.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased approximately $11.7 million from $14.1 million in 2005 to $25.8 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$3.0 million increase from Westin Copley Place, which was purchased in August 2005;

•	$2.8 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$2.6 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$1.7 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$0.5 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$0.3 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.1 million increase from University Tower Hotel, which was purchased in December 2005;

•	$0.1 million increase from Alexis Hotel, which was purchased in June 2006; and

•	$0.1 million increase from Washington Grande Hotel, which was purchased in December 2005.

The remaining increase of $0.5 million is a result of increases in insurance, real estate taxes and ground rent at the remaining hotels.

General and administrative expenses

General and administrative expense increased approximately $1.2 million from $8.2 million in 2005 to $9.4 million in 2006 primarily as a result of increases in payroll related expenses, executive compensation, and accounting and professional service fees, offset by a decrease in legal fees.

Interest expense

Interest expense increased by approximately $14.3 million from $16.4 million in 2005 to $30.7 million in 2006 due to an increase in the Company’s weighted average debt and an increase in the weighted average interest rate, partly offset by an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $401.5 million in 2005 to $718.3 million in 2006, which includes increases from:

•	assumption of the mortgage and additional borrowing to purchase the Westin Copley Place in August 2005;

•	assumption of the mortgage and additional borrowing to purchase the University Tower Hotel in December 2005;

•	additional borrowing to purchase the Hilton San Diego Resort in December 2005;

•	additional borrowing to purchase the Washington Grande Hotel in December 2005;

•	assumption of the mortgage and additional borrowing to purchase the Le Parc Suite Hotel in January 2006;

•	additional borrowing to purchase the House of Blues Hotel in March 2006;

•	additional borrowing to purchase the Westin Michigan Avenue in March 2006;

•	refinancing of the mortgage on the Indianapolis Marriott Downtown in June 2006;

•	additional borrowing to purchase the Hotel Solamar in August 2006; and

•	additional borrowings under the Company’s bank facility to finance other capital improvements during 2006.

The above borrowings are offset by paydowns of the line of credit from proceeds from:

•	an August 2005 preferred share offering;

•	an October 2005 common share offering:

•	a December 2005 common share offering;

•	a February 2006 common share offering;

•	a February 2006 preferred share offering; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations increased from 4.8% in 2005 to 5.3% in 2006. Capitalized interest increased by approximately $0.7 million from $1.1 million in 2005 to $1.8 million in 2006, primarily due to the closing and the on-going renovation of the Washington Grande Hotel.

Income taxes

Income tax expense increased approximately $0.3 million from approximately zero in 2005 to an income tax expense of $0.3 million in 2006. For the nine months ended September 30, 2006, the REIT incurred state and local income tax benefit of approximately $0.2 million. LHL had a net loss before income tax benefit of approximately $3.2 million in 2005 and a net income before income tax expense of approximately $2.2 million in 2006. Accordingly, for the nine months ended September 30, 2006, LHL recorded federal income tax expense of approximately $0.7 million and a state and local tax benefit of $0.1 million. The following table summarizes the income tax expense (dollars in thousands):

	For the nine months ended September 30,
	2006	2005
REIT state and local tax (benefit) expense	$(228)	$1,354
LHL federal, state and local tax expense (benefit)	573	(1,355)

Total tax expense (benefit)	345	(1)
Less: LHL federal, state and local tax benefit related to discontinued operations	—	19

Total tax expense from continuing operations	$345	$18

As of September 30, 2006, the Company had a deferred tax asset of $17.3 million primarily due to past years’ tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the Operating Partnership represents the limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership throughout the year. At September 30, 2006, the aggregate weighted average partnership interest held by the limited partners in the Operating Partnership was approximately 0.1%.

Minority interest of preferred units in the Operating Partnership represents distributions to Series C Preferred Unitholders. The increase in minority interest of preferred units in the Operating Partnership from $0.4 million in 2005 to $3.2 million in 2006 was due to the units being issued in August 2005.

Distributions to preferred shareholders

Distributions to preferred shareholders increased $8.3 million, from $10.0 million in 2005 to $18.3 million in 2006 due to $3.8 million and $4.5 million increases in distributions on Series D Preferred Shares and Series E Preferred Shares, respectively, which were issued on August 24, 2005 and February 16, 2006, respectively.

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

The following is a reconciliation between net income applicable to common shareholders and FFO for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands, except share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Funds From Operations (FFO):
Net income applicable to common shareholders	$17,345	$11,398	$68,969	$18,738
Depreciation	20,346	12,375	56,735	33,539
Equity in depreciation of joint venture	—	202	178	613
Amortization of deferred lease costs	136	13	368	36
Minority interest:
Minority interest of common units in Operating Partnership	16	120	108	284
Less: Equity in gain on sale of property	—	—	(38,393)	—

FFO	$37,843	$24,108	$87,965	$53,210

Weighted average number of common shares and units outstanding:
Basic	39,819,838	30,195,827	39,259,179	30,150,728
Diluted	40,208,917	30,665,814	39,653,264	30,626,796

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands, except share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$17,345	$11,398	$68,969	$18,738
Interest	11,484	6,569	30,721	16,405
Equity in interest expense of joint venture	—	215	317	556
Income tax benefit:
Income tax expense (benefit)	1,102	(27)	345	18
Income tax benefit from discontinued operations	—	—	—	(19)
Depreciation and other amortization	20,528	12,430	57,241	33,699
Equity in depreciation/amortization of joint venture	—	224	201	680
Minority interest:
Minority interest of common units in Operating Partnership	16	120	108	284
Minority interest of preferred units in Operating Partnership	1,064	355	3,193	355
Distributions to preferred shareholders	6,369	3,744	18,349	10,010

EBITDA	$57,908	$35,028	$179,444	$80,726

Off-Balance Sheet Arrangements

The Company is a party to a joint venture arrangement with The Carlyle Group (the “Joint Venture”), that owned the 1,192-room Chicago Marriott Downtown in Chicago, Illinois. The Company owns a non-controlling 9.9% equity interest in the Joint Venture. On March 25, 2006, the Joint Venture sold the Chicago Marriott Downtown. As of September 30, 2006, the Joint Venture had total unsettled assets and liabilities of approximately $1.0 million and zero, respectively. After final post-closing adjustments, the Joint Venture will distribute any remaining assets to partners and dissolve.

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

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of September 30, 2006, $13.5 million was available in restricted cash reserves for future capital expenditures.

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

Debt at September 30, 2006 and December 31, 2005, consisted of the following (in thousands):

Debt	Interest Rate at September 30, 2006			Balance Outstanding at
			Maturity Date	September 30, 2006	December 31, 2005
Credit facilities
Senior Unsecured Credit Facility	Floatin	g	June 2008	$65,000	$30,000
LHL Unsecured Credit Facility	Floatin	g	June 2008	4,861	655

Massport bonds
Harborside Hyatt Conference Center & Hotel (b)	Floatin	g(a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (b)	Floatin	g(a)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage debt
Indianapolis Marriott Downtown (c)	—		—	—	57,000
Le Parc Suite Hotel (d)	7.78%		May 2008	15,908	—
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%		July 2009	41,002	41,744
San Diego Paradise Point Resort	5.25%		February 2009	61,531	62,559
Hilton Alexandria Old Town	4.98%		September 2009	32,990	33,534
Le Montrose Suite Hotel	8.08%		July 2010	13,685	13,847
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
University Tower Hotel (d)	6.28%		August 2014	11,185	11,376
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	140,000	—
Indianapolis Marriott Downtown	5.99%		July 2016	101,780	—

Total mortgage debt				687,681	489,660

Total debt				$800,042	$562,815

(a)	Variable interest rate based on a weekly floating rate. The interest rate at September 30, 2006 was 5.39% and 3.75% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by The Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.
(c)	This note was repaid in June 2006.
(d)	Mortgage debt includes unamortized premiums of $509 and $568 for Le Parc Suite Hotel and University Tower Hotel, respectively, as of September 30, 2006, and $615 for University Tower Hotel as of December 31, 2005.

The Company incurred interest expense of $11.5 million and $30.7 million in the three and nine months ended September 30, 2006, respectively, and $6.6 million and $16.4 million in the three and nine months ended September 30, 2005, respectively. Included in interest expense are amortization of deferred financing fees of $0.6 million and $2.0 million in the three and nine months ended September 30, 2006, respectively, and $0.6 million and $1.9 million in the three and nine months ended September 30, 2005, respectively. Interest was capitalized in the amount of $0.7 million and $1.8 million in the three and nine months ended September 30, 2006, respectively, and $0.3 million and $1.1 million in the three and nine months ended September 30, 2005, respectively. Interest paid, net of capitalized interest, was $10.4 million and $27.8 million in the three and nine months ended September 30, 2006, respectively, and $6.5 million and $15.9 million in the three and nine months ended September 30, 2005, respectively.

Credit facilities

The Company has a senior unsecured bank facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million. On June 9, 2005 the Company amended the credit facility to extend the bank facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured bank facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) 90% of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. As of September 30, 2006, the Company was in compliance with the financial covenants and was not otherwise in default under the credit facility. Borrowings under the senior unsecured bank facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. For the three and nine months ended September 30, 2006, the weighted average interest rate for borrowings under the senior unsecured bank facility was approximately 7.3% and 6.9%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2006. The Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured bank facility. The Company incurred an unused commitment fee of approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2006, respectively. At September 30, 2006 and December 31, 2005, the Company had $65.0 million and $30.0 million, respectively, of outstanding borrowings under the senior unsecured bank facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the bank facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2006, the Company was in compliance with the financial covenants and was not otherwise in default under the credit facility. The weighted average interest rate under the LHL credit facility for the three and nine months ended September 30, 2006 was 7.0% and 6.7%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of an immaterial amount for the three and nine months ended September 30, 2006. At September 30, 2006 and December 31, 2005, the Company had $4.9 million and $0.7 million, respectively, of outstanding borrowings under the LHL credit facility.

Sources and Uses Of Cash

At September 30, 2006, the Company had approximately $3.2 million of cash and cash equivalents and approximately $18.8 million of restricted cash reserves.

Net cash provided by operating activities was approximately $93.5 million for the nine months ended September 30, 2006, primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $480.4 million for the nine months ended September 30, 2006, primarily due to the purchases of the Le Parc Suite Hotel, the House of Blues Hotel, Westin Michigan Avenue, Alexis Hotel, and Hotel Solamar, the outflows for improvements and additions at the hotels, and the funding of restricted cash reserves. These uses were offset by cash distributions from the Joint Venture and proceeds from the restricted cash reserves.

Net cash provided by financing activities was approximately $380.0 million for the nine months ended September 30, 2006, comprised primarily of net borrowings from the senior unsecured bank facility, proceeds from the Westin Michigan Avenue mortgage note payable, proceeds from a new mortgage on the Indianapolis Marriott

Downtown, proceeds from the February 8, 2006 and February 16, 2006 issuance of the Series E Preferred Shares, proceeds from the February 7, 2006 and February 27, 2006 issuance of common shares, offset by repayments of borrowings under the senior unsecured credit facility, repayment of the existing mortgage on the Indianapolis Marriott Downtown, payment of distributions to the common shareholders and unitholders, payment of distributions to preferred shareholders and unitholders, payments of offering costs associated with common shares and preferred shares issuances, and repurchase of treasury shares.

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

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of September 30, 2006 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Contractual Obligations		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$974,999	$44,091	$223,606	$74,022	$633,280
Ground rent (2)	192,526	4,472	8,944	8,944	170,166
Massport bonds (1)	46,491	1,682	44,809	—	—
Purchase commitments (3)
Purchase orders and letters of commitment	37,963	37,963	—	—	—

Total contractual obligations	1,251,979	88,208	277,359	82,966	803,446
Commercial Commitments
Borrowings under credit facilities (1)	86,362	18,017	68,345	—	—

Dividends on Preferred Shares
Dividends payable on preferred shares and units (4)	483,522	126,235	64,781	193,339	99,167

Total obligations and commitments	$1,821,863	$232,460	$410,485	$276,305	$902,613

(1)	Amounts include interest. Interest expense on fixed rate debt is computed on the fixed interest rate of the debt. Interest expense on the variable interest computed based upon the rate at September 30, 2006.
(2)	Amounts computed based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.
(3)	As of September 30, 2006, purchase orders and letters of commitment totaling approximately $38.0 million had been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire.
(4)	The Series A, B, D and E preferred shares and the Series C preferred units are redeemable at the option of the Company for $25.00 per share/unit after the respective optional redemption date. The future obligations include future dividends on preferred shares/units through the optional redemption date and the redemption amount on the optional redemption date.

The Hotels

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2004 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of approximately $2.4 million within 60 days of notification. On April 28, 2005, Marriott International made a payment of approximately $2.4 million to avoid termination. Marriott may recoup this amount in the event certain future operating performance thresholds are attained. Certain hotel operating performance thresholds were attained in the third quarter of 2005, which allowed Marriott to recoup $1.5 million of the 2004 cure payment. The remaining $0.9 million may still be recouped; therefore, the Company maintains a deferred liability of $0.9 million related to the 2004 payment, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

On March 9, 2006, the Company notified Marriott that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2005 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making a cure payment within 60 days of notification. On May 2, 2006, Marriott International made a payment of approximately $3.7 million to avoid termination. Marriott may recoup this amount in the event certain future operating performance thresholds are attained. Certain hotel operating performance thresholds were attained in the third quarter of 2006, which allowed Marriott to recoup approximately $0.3 million of the 2005 cure payment.

The remaining $3.4 million may still be recouped; therefore the Company maintains a deferred liability of $3.4 million related to the 2005 payment, which is included in accounts payable and accrued expenses on the accompanying balance sheet. The total deferred liability related to the 2004 and 2005 payments was $4.3 million at September 30, 2006.

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three and nine months ended September 30, 2006 and 2005, respectively. ADR is calculated as the quotient of room revenue divided by the number of rooms sold, and RevPAR is calculated as the product of occupancy and ADR.

	For the three months ended September 30,			For the nine months ended September 30,
	2006	2005	Variance	2006	2005	Variance
Total Portfolio
Occupancy	79.6%	81.0%	-1.6%	76.0%	75.2%	1.1%
ADR	$197.90	$178.60	10.8%	$189.85	$173.34	9.5%
RevPAR	$157.58	$144.59	9.0%	$144.28	$130.35	10.7%

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3.9 million, plus post-judgment interest. Meridien has noticed an appeal and the Company has noticed an appeal as well. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of approximately $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value to be $8.6 million, plus interest. On July 18, 2005, the Company posted a $8.6 million surety bond, which was secured by $9.0 million of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4.1 million. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4.2 million bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8.6 million bond and obtained a new $12.8 million letter of credit which serves as collateral for the $8.6 million bond and the $4.2 million bond.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Expense Recognized Period Ended September 30, 2006	Cumulative Expense Recognized as of September 30, 2006
Estimated arbitration “award”	$5,749	$—	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	800	5,760
Holdover rent	(4,844)	—	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$800	$5,170

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $0.9 million due to litigation timeline changes. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1.0 million in legal fees due to timeline changes. In September 2006, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $0.8 million in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of approximately $2.1 million as of September 30, 2006, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of September 30, 2006, approximately $112.4 million of the Company’s aggregate indebtedness, 14.0% of total indebtedness, was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt increase by 0.25%, the increase in interest expense on our variable long-term rate debt would decrease future earnings and cash flows by approximately $0.3 million annually. On the other hand, if market rates of interest on our variable rate long-term debt decrease by 0.25%, the decrease in interest expense on our variable rate long-term debt would increase future earnings and cash flows by approximately $0.3 million annually. This assumes that the amount outstanding under our variable rate debt remains at $112.4 million, the balance at September 30, 2006.

Item 4. Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2006. There were no changes to the Company’s internal controls over financial reporting during the third quarter ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 or any subsequently filed Periodic Report on Form 10-Q. The risk factor below is disclosed on the Form 10-K and has been updated to provide debt and hotel related statistics as of September 30, 2006.

Increases in interest rates may increase the Company’s interest expense.

As of September 30, 2006, approximately $112.4 million of aggregate indebtedness (14.0% of total indebtedness) was subject to variable interest rates. An increase in interest rates could increase the Company’s interest expense and reduce its cash flow and may affect its ability to make distributions to shareholders and to service its indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit
10.1	Form of Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: October 18, 2006	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer and Chief
Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2006 and incorporated herein by reference.