Form 10-K
period 2006-12-31
LASALLE HOTEL PROPERTIES
filed 2007-02-22
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                         .

Commission file number 1-14045

LASALLE HOTEL PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3 Bethesda Metro Center, Suite 1200, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

(301) 941-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest ($0.01 par value)	New York Stock Exchange

10 1/4% Series A Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange

8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange

7 1/2% Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange

8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange

7 1/4 % Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☒                                Accelerated filer  ☐                                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the 39,697,882 common shares of beneficial interest held by non-affiliates of the registrant was approximately $1,838.0 million based on the closing price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2006.

Number of the registrant’s common shares of beneficial interest outstanding as of February 15, 2007: 40,089,127.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on or about April 19, 2007 are incorporated by reference in Part III of this report.

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

•

risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs, actual or threatened terrorist attacks, any type of flu or disease-related pandemic, downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	the possible failure of the Company to qualify as a REIT and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses; and

•	the risk factors discussed under the heading “Risk Factors” in this Annual Report on Form 10-K.

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

General

The Company was organized as a Maryland real estate investment trust on January 15, 1998 to buy, own and lease primarily upscale and luxury full-service hotels located in convention, resort and major urban business markets. As of December 31, 2006, the Company owned interests in 32 hotels with approximately 9,000 rooms/suites located in 11 states and the District of Columbia. Independent hotel operators manage the hotels. The Company is a self-managed and self-administered real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is a legal entity that holds real estate interests, and that may reduce its federal taxable income to the extent it distributes taxable dividends to its shareholders.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned approximately 99.7% of the common units of the Operating Partnership at December 31, 2006. The remaining 0.3% is held by limited partners who held 103,530 limited partnership common units at December 31, 2006. Common units of the Operating Partnership are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. A limited partner owns 2,348,888 Series C Preferred Units of limited partnership interest in the Operating Partnership having an aggregate liquidation value of approximately $58.7 million and bearing an annual cumulative distribution of 7.25% on the liquidation preference. In addition, a limited partner owns 1,098,348 Series F Preferred Units of limited partnership interest in the Operating Partnership, having an aggregate liquidation value of approximately $27.5 million and bearing an annual cumulative distribution based on a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 150 basis points on the liquidation preference. The Series C Preferred Units are redeemable for cash, or at the election of the Company, 7.25% Series C Cumulative Redeemable Preferred Shares of beneficial interest of the Company. The Series F Preferred Units are redeemable for cash or, at the election of the Company, common shares of the Company. The hotels are leased under participating leases that provide for rental payments equal to the greater of (i) base rent or (ii) participating rent based on fixed percentages of gross hotel revenues.

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

Strategies and Objectives

The Company’s primary objectives are to provide a stable stream of income to its shareholders through increases in distributable cash flow and to increase long-term total returns to shareholders through appreciation in the value of its common shares of beneficial interest. To achieve these objectives, the Company seeks to:

•	enhance the return from, and the value of, the hotels in which it owns interests and any additional hotels the Company may acquire or develop; and

•	invest in or acquire additional hotel properties on favorable terms.

The Company seeks to achieve revenue growth principally through:

•	renovations, repositionings and/or expansions at selected hotels;

•

acquisitions of full-service hotels located in convention, resort and major urban markets in the U.S. and abroad, especially upscale and luxury full-service hotels in such markets where the Company perceives strong demand growth or significant barriers to entry; and

•	selective development of hotel properties, particularly upscale and luxury full-service hotels in high barrier to entry and high demand markets where development economics are favorable.

The Company intends to acquire additional hotels in urban and resort markets, consistent with the growth strategies outlined above and which may:

•	possess unique competitive advantages in the form of location, physical facilities or other attributes;

•	be available at significant discounts to replacement cost, including when such discounts result from reduced competition for hotels with long-term management and/or franchise agreements;

•	benefit from brand or franchise conversion or removal, new management, renovations or redevelopment or other active and aggressive asset management strategies; or

•	have expansion opportunities.

The Company continues to focus on eight primary urban markets; however, it will acquire assets in other markets if the investment is consistent with the Company’s strategies and return criteria. The primary urban markets are:

•	Boston

•	Chicago

•	Los Angeles (West Hollywood)

•	New York

•	San Diego

•	San Francisco

•	Seattle

•	Washington, DC

The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies, including Westin Hotels and Resorts, Sheraton Hotels and Resorts Worldwide, Inc., Hilton Hotels Corporation, Crestline Hotels and Resorts, Inc., Outrigger Lodging Services, Noble House Hotels and Resorts, Hyatt Hotels Corporation, Benchmark Hospitality, White Lodging Services Corporation, Gemstone Hotels & Resorts, LLC, Thompson Hotels, Sandcastle Resorts & Hotels, Davidson Hotel Company, and the Kimpton Hotel & Restaurant Group, L.L.C. The Company believes that having multiple independent operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.

Hotel Acquisitions

The Company acquired the following hotels in 2006:

•

the 154-suite Le Parc Suite Hotel, an upscale, full-service all-suite hotel located in West Hollywood, California, for a purchase price of approximately $47.0 million, including the assumption of a $15.7 million mortgage on the hotel, in January 2006;

•	the 751-room Westin Michigan Avenue, an upscale, full-service hotel located in Chicago, Illinois, for a purchase price of approximately $214.7 million, in March 2006;

•

the 353-room House of Blues Hotel, an upscale, full-service hotel and related Marina City retail and parking facilities, located in Chicago, Illinois, for a purchase price of approximately $114.5 million, in March 2006;

•	the 109-room Alexis Hotel, an upscale, full-service hotel located in Seattle, Washington, for a purchase price of approximately $38.0 million, in June 2006;

•	the 235-room Hotel Solamar, an upscale, full-service hotel located in San Diego, California, for a purchase price of approximately $87.0 million, in August 2006;

•

the 138-room Holiday Inn Manhattan Wall Street District, an upscale, full-service hotel located in New York, New York, for an acquisition price of approximately $50.5 million, including the assumption of a $20.0 million mortgage on the hotel, in November 2006; and

•	the 99-room Graciela Burbank, an upscale, full-service hotel located in Burbank, California, for a purchase price of approximately $36.5 million, in December 2006.

Recent Developments

On January 17, 2007, the Company announced the redemption of all 3,991,900 outstanding 10.25% Series A Cumulative Redeemable Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, which is March 6, 2007.

On January 26, 2007, the Company sold the LaGuardia Airport Marriott hotel for $69.0 million, resulting in a gain of approximately $31.1 million. The asset was classified as held-for-sale effective January 10, 2007 at which time depreciation was suspended. The Company utilized the sale of the hotel as the disposition property in the reverse 1031 exchange established in conjunction with the Hotel Solamar acquisition in August 2006. As a result, the Company’s gain will be deferred for tax purposes.

Hotel Dispositions

On March 25, 2006, Chicago 540 Hotel Venture (the Joint Venture in which the Company owned a 9.9% interest) sold the Chicago Marriott Downtown for an aggregate purchase price of $306.0 million and recognized a gain on the sale of approximately $152.6 million. Proceeds from the sale were used to pay off the mortgage and make a distribution to the owners. The Company recognized its share of the gain on sale of $38.4 million in March 2006, which is included in equity in earnings of joint venture in the consolidated statements of operations. The Company received a preferential distribution of the sale proceeds above its 9.9% equity interest due to the joint venture achieving certain return thresholds.

Hotel Renovations

The Company believes that its regular program of capital improvements at the hotels, including replacement and refurbishment of furniture, fixtures and equipment, helps maintain and enhance its competitiveness and maximizes revenue growth under the participating leases.

On February 21, 2006, the Washington Grande Hotel was closed for renovations. The Company invested approximately $2.5 million in 2006, excluding capitalized interest, and plans to invest more than $30.0 million in a renovation and repositioning similar to those performed on the Company’s DC Urban Collection purchased in March 2001. After completion of the renovation and repositioning, the hotel will be operated as a luxury high-style, independent hotel.

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

Seasonality

The Company’s hotels’ operations historically have been seasonal. Taken together, the hotels maintain higher occupancy rates during the second and third quarters. These seasonality patterns can be expected to cause fluctuations in the Company’s quarterly lease revenue under the participating leases with third-party lessees and hotel operating revenue from LHL.

Competition

The hotel industry is highly competitive. Each of the hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, average daily rate and room revenue per available room of the Company’s current hotels or at hotels acquired in the future. The Company may be competing for investment opportunities with entities that have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the amount of leverage utilized, creditworthiness of a hotel operator or the geographic proximity of its investments. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.

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

Employees

The Company had 31 employees as of February 15, 2007. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels.

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

All reports filed with the Securities and Exchange Commission may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Compliance with NYSE Corporate Governance Standards

Each year, the chief executive officer of each company listed on the New York Stock Exchange (NYSE) must certify to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. In 2006, the Company’s chief executive officer timely submitted the required certification to the NYSE.

In addition, the NYSE requires each listed company to disclose that the company filed with the SEC, as an exhibit to the company’s most recently filed Annual Report on Form 10-K, the certification regarding the quality of the company’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002. Attached as an exhibit to this Annual Report on Form 10-K is such certificate, and this Form 10-K and the certificate has been filed with the SEC.

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

Competition for guests, increases in operating costs, dependence on travel and economic conditions could adversely affect the Company’s cash flow.    The Company’s hotels are subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	labor strikes, disruptions or lock outs that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling;

•	terrorism, terrorism alerts and warnings, military actions such as the engagement in Iraq, and SARS, pandemics, or other medical events which may cause decreases in business and leisure travel; and

•	adverse effects of weak general and local economic conditions.

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

The Company has a senior unsecured credit facility with a syndicate of banks, which provides for a maximum borrowing of up to $300.0 million. The senior unsecured credit facility matures on June 9, 2008 and has a one-year extension option.

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

The Sheraton Bloomington Hotel Minneapolis South, Westin City Center Dallas, Le Montrose Suite Hotel, San Diego Paradise Point Resort, Indianapolis Marriott Downtown, Hilton Alexandria Old Town, Hilton San Diego Gaslamp Quarter, Westin Copley Place, Hotel Deca (formerly University Tower Hotel), Le Parc Suite Hotel, Westin Michigan Avenue, Hotel Solamar, and Holiday Inn Manhattan Wall Street District, are each mortgaged to secure payment of indebtedness aggregating approximately $766.5 million as of December 31, 2006. The Harborside Hyatt Conference Center & Hotel is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of approximately $42.5 million. If the Company is unable to meet mortgage payments, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company. From time to time, the Company may mortgage additional hotels to secure payment of additional indebtedness.

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

Liability for environmental matters could adversely affect the Company’s financial condition.    As an owner of real property, the Company is subject to various federal, state and local laws and regulations relating to the protection of the environment that may require a current or previous owner of real estate to investigate and clean-up hazardous or toxic substances at a property. These laws often impose such liability without regard to whether the owner knew of or caused the presence of the contaminants, and liability is not limited under the enactments and could exceed the value of the property and/or the aggregate assets of the owner. Persons who arrange for the disposal or treatment facility, whether or not such facility is owned or operated by the person may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. Even if more than one person were responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire amount of clean-up costs incurred.

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

Certain leases and management agreements may constrain the Company from acting in the best interest of shareholders or require it to make certain payments.    The Harborside Hyatt Conference Center & Hotel, San Diego Paradise Point Resort, and Hilton San Diego Resort are each subject to a ground lease with a third-party lessor which requires the Company to obtain the consent of the relevant third party lessor in order to sell any of these hotels or to assign its leasehold interest in any of the ground leases. A parking lot at the Sheraton Bloomington Hotel Minneapolis South is also subject to a ground lease with a third-party lessor; third-party lessor consent is required to assign the leasehold interest unless the assignment is in conjunction with the sale of the hotel. Accordingly, if the Company determines that the sale of any of these hotels or the assignment of its leasehold interest in any of these ground leases is in the best interest of its shareholders, the Company may be prevented from completing such a transaction if it is unable to obtain the required consent from the relevant lessor. The Indianapolis Marriott Downtown, Westin Copley Place, Hotel Solamar, and one of two golf courses, the Pines, at Seaview Resort and Spa are each subject to a ground or air rights lease and do not require approval from the relevant third-party lessor.

In some instances, the Company may be required to obtain the consent of the hotel operator or franchisor prior to selling the hotel. Typically, such consent is only required in connection with certain proposed sales, such as if the proposed purchaser is engaged in the operation of a competing hotel or does not meet certain minimum financial requirements. The operators of Harborside Hyatt Conference Center & Hotel, Alexis Hotel and Seaview Resort and Spa require approval of certain sales. The Company is subject to a franchisor’s right of first offer with respect to the Hilton Alexandria Old Town, Hilton San Diego Gaslamp Quarter, and Hilton San Diego Resort.

The Westin City Center Dallas is a unit of a commercial condominium complex and is subject to a right of first refusal in favor of the owner of the remaining condominium units. The Hilton San Diego Gaslamp Quarter and House of Blue Hotel are each units of a commercial condominium complex and are not subject to a right of first refusal by the owner of the remaining condominium units. In addition, the Company is subject to certain rights of first refusal or similar rights with respect to the Seaview Resort and Spa.

If the Company determines to terminate a lease with a third-party lessee (other than in connection with a default by such lessee), it may be required to pay a termination fee calculated based upon the value of the lease.

Increases in interest rates may increase the Company’s interest expense.

As of December 31, 2006, approximately $62.5 million of aggregate indebtedness (7.7% of total indebtedness) was subject to variable interest rates. An increase in interest rates could increase the Company’s interest expense and reduce its cash flow and may affect its ability to make distributions to shareholders and to service its indebtedness.

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

New legislation, enacted October 22, 2004, contained several provisions applicable to REITs, including provisions that could provide relief in the event the Company violates certain provisions of the Code that otherwise would result in its failure to qualify as a REIT. The Company cannot assure that these relief provisions would apply if the Company failed to comply with the REIT qualification laws. Even if the relief provisions do apply, the Company would be subject to a penalty tax of at least $50,000 for each disqualifying event in most cases.

Property ownership through partnerships and joint ventures could limit the Company’s control of those investments.

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that its co-investors might become bankrupt, might at any time have different interests or goals from those of the Company, and may take action contrary to the Company’s instructions, requests, policies or objectives, including its policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include an impasse on decisions, such as a sale, because neither the Company’s co-investors nor the Company would have full control over the partnership or joint venture. There is no limitation under the Company’s organizational documents as to the amount of funds that may be invested in partnerships or joint ventures. The Company currently is not a party to any joint ventures.

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

In addition, in one case the Company has agreed to indemnify the sellers of a hotel acquired by the Company against certain tax consequences if the Company sells the hotel before a specific date. The Company could agree to additional similar tax indemnification obligations in connection with future acquisitions. These obligations may make it costly for the Company to sell the affected hotel during the indemnification period.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hotel Properties

At December 31, 2006, the Company owned interests in the following 32 hotel properties:

Property	Number of Rooms/Suites	Location
1. Sheraton Bloomington Hotel Minneapolis South (1) (5)	564	Bloomington, MN
2. Westin City Center Dallas (1)	407	Dallas, TX
3. Seaview Resort and Spa (6)	297	Galloway, NJ (Atlantic City)
4. Le Montrose Suite Hotel (1)	133	West Hollywood, CA
5. LaGuardia Airport Marriott (2)	438	New York, NY
6. San Diego Paradise Point Resort (1)(3)	462	San Diego, CA
7. Harborside Hyatt Conference Center & Hotel (1)(3)	270	Boston, MA
8. Hotel Viking	222	Newport, RI
9. Topaz Hotel	99	Washington, D.C.
10. Hotel Rouge	137	Washington, D.C.
11. Hotel Madera	82	Washington, D.C.
12. Hotel Helix	178	Washington, D.C.
13. Hotel George	139	Washington, D.C.
14. Holiday Inn on the Hill	343	Washington, D.C.
15. Lansdowne Resort	296	Lansdowne, VA
16. Indianapolis Marriott Downtown (1)(3)	615	Indianapolis, IN
17. Hilton Alexandria Old Town (1)	247	Alexandria, VA
18. Chaminade Resort and Conference Center	156	Santa Cruz, CA
19. Hilton San Diego Gaslamp Quarter (1)	282	San Diego, CA
20. The Grafton on Sunset	108	West Hollywood, CA
21. Onyx Hotel	112	Boston, MA
22. Westin Copley Place (1)(4)	803	Boston, MA
23. Hotel Deca (formerly University Tower Hotel) (1)	158	Seattle, WA
24. Hilton San Diego Resort (3)	357	San Diego, CA
25. Washington Grande Hotel	212	Washington, D.C.
26. Le Parc Suite Hotel (1)	154	West Hollywood, CA
27. House of Blues Hotel	353	Chicago, IL
28. Westin Michigan Avenue (1)	751	Chicago, IL
29. Alexis Hotel	109	Seattle, WA
30. Hotel Solamar (1)(3)	235	San Diego, CA
31. Holiday Inn Manhattan Wall Street District (1)	138	New York, NY
32. The Graciela Burbank	99	Burbank, CA

Total number of rooms/suites	8,956

(1)	Properties subject to a mortgage/debt.
(2)	The LaGuardia Airport Marriott was sold on January 26, 2007.
(3)	Properties subject to long-term ground leases.
(4)	Property subject to long-term air rights lease.
(5)	The parking lot of this property is subject to a long-term ground lease.
(6)	One of the golf courses at this property is subject to a ground lease.

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2004 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of approximately $2.4 million within

60 days of notification. On April 28, 2005, Marriott International made a cure payment of approximately $2.4 million to avoid termination. On March 9, 2006, the Company notified Marriott again that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2005 as defined in the management agreement. On May 2, 2006, Marriott International made a cure payment of approximately $3.7 million to avoid termination. Marriott may recoup these amounts in the event certain future operating performance thresholds are attained. Marriott has recouped $0.3 million and $1.5 million in 2006 and 2005, respectively. The remaining amount may still be recouped; therefore, the Company maintains a deferred liability of $4.3 million and $0.9 million as of December 31, 2006 and 2005, respectively, which is included in accounts payable and accrued expenses on the accompanying balance sheets.

Taxable-REIT Subsidiary Leases and Third-Party Leases

Of the 32 hotels in which the Operating Partnership has a 100% ownership interest, 30 are leased to LHL or a subsidiary of LHL and two (Le Montrose Suite Hotel and San Diego Paradise Point Resort) are leased to third-party lessees pursuant to a participating lease.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Lehman Brothers (formerly Meridien) and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Lehman Brothers defaulted and that Lehman Brothers is not entitled to the payment of fair market value. The Company’s damage claims against Lehman Brothers went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3.9 million, plus post-judgment interest. Lehman Brothers has noticed an appeal and the Company has noticed an appeal as well. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Lehman Brothers was entitled to an award of approximately $5.7 million, subject to adjustment (reduction) by the courts to account for Lehman Brothers’ holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Lehman Brothers’ request for rehearing was denied on March 31, 2004, and Lehman Brothers did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Lehman Brothers’ damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Lehman Brothers’ fraud claim, and re-determined fair market value to be $8.6 million, plus interest. On July 18, 2005, the Company posted a $8.6 million surety bond, which was secured by $9.0 million of restricted cash. On May 26, 2006, the trial court entered judgment awarding Lehman Brothers attorney’s fees of $4.1 million. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4.2 million bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8.6 million bond and obtained a new $12.8 million letter of credit which serves as collateral for the $8.6 million bond and the $4.2 million bond.

In 2002, the Company recognized a net $2.5 million contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. The Company believes, however, it is owed holdover rent per the lease terms due to Lehman Brothers’ failure to vacate the properties as required under the leases. The contingent lease termination expense was, therefore, net of the holdover rent the Company believes it is entitled to for both properties. In 2003, the Company adjusted this liability by additional holdover rent of $0.8 million that it believes it is entitled to for the Dallas property. These amounts were recorded as other income in the Company’s December 31, 2003 consolidated statement of operations. The contingent lease termination expense recognized cumulatively since 2002 is comprised of (dollars in thousands):

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Expense Recognized Year Ended December 31, 2006	Cumulative Expense Recognized as of December 31, 2006
Estimated arbitration “award”	$5,749	$—	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	800	5,760
Holdover rent	(4,844)	—	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$800	$5,170

In September 2004, after evaluating the ongoing Lehman Brothers litigation, the Company accrued additional net legal fees of $0.9 million due to litigation timeline changes. In June 2005, after further evaluation of the ongoing Lehman Brothers litigation, the Company accrued an additional $1.0 million in legal fees due to timeline changes. In September 2006, after further evaluation of the ongoing Lehman Brothers litigation, the Company accrued an additional $0.8 million in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of approximately $2.0 million as of December 31, 2006, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Lehman Brothers, the Company is and will continue to challenge Lehman Brothers’ claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Lehman Brothers, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Lehman Brothers or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Lehman Brothers’ security deposit on both disputed properties with an aggregate value of approximately $3.3 million, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Lehman Brothers’ outstanding obligations. The judgment entered by the Dallas Court already incorporates a set-off in the amount of $1.0 million attributable to the security deposit for the Dallas property.

The Company does not believe that the amount of any fees or damages it may be required to pay on any of the litigation related to Lehman Brothers will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole. The Company’s management has discussed this contingency and the related accounting treatment with the audit committee of its Board of Trustees.

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

Market Information

The common shares of the Company began trading on the New York Stock Exchange on April 24, 1998 under the symbol “LHO.” The following table sets forth, for the periods indicated, the high and low sale prices per common share and the cash distributions declared per share:

	Calendar Year 2006			Calendar Year 2005
	High	Low	Distribution	High	Low	Distribution
First Quarter	$41.90	$35.94	$0.300	$32.04	$27.34	$0.240
Second Quarter	$46.45	$40.30	$0.420	$32.92	$28.21	$0.240
Third Quarter	$48.32	$40.01	$0.420	$35.31	$31.24	$0.300
Fourth Quarter	$47.11	$40.65	$0.420	$37.40	$28.28	$0.300

The closing price for the Company’s common shares, as reported by the New York Stock Exchange on December 29, 2006, was $45.85 per share.

SHARE PERFORMANCE GRAPH

The following graph provides a comparison of the cumulative total return on the Common Shares from December 31, 2001 to the NYSE closing price per share on December 31, 2006 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (“FTSE NAREIT Equity Index”). In 2006, the National Association of Real Estate Investment Trusts replaced the Total Return Index previously used by the Company in its Share Performance Graph with the FTSE NAREIT Equity Index. Total return values were calculated assuming a $100 investment on December 31, 2001 with reinvestment of all dividends in (i) the Common Shares, (ii) the S&P 500 and (iii) the FTSE NAREIT Equity Index.

The actual returns shown on the graph above are as follows:

Name	Initial investment at December 31, 2001	Value of initial investment at December 31, 2002	Value of initial investment at December 31, 2003	Value of initial investment at December 31, 2004	Value of initial investment at December 31, 2005	Value of initial investment at December 31, 2006
LaSalle Hotel Properties	$100.00	$123.18	$172.69	$307.09	$366.24	$474.29
S&P 500 Index	$100.00	$77.90	$100.24	$111.15	$116.61	$135.02
FTSE NAREIT Equity Index	$100.00	$103.82	$142.37	$187.33	$210.12	$283.78

Shareholder Information

As of February 15, 2007, there were 123 record holders of the Company’s common shares of beneficial interest, including shares held in “street name” by nominees who are record holders, and approximately 26,200 beneficial holders.

Distribution Information

In 2006, the Company paid $1.56 per common share in distributions, of which 52.3% represented ordinary income, 20.7% represented capital gain and 27.0% represented Unrecaptured Section 1250 Gain for tax purposes. These distributions were paid monthly to the Company’s common shareholders and common unitholders at a level of $0.10 and $0.14 per common share and limited partnership common unit for the months of January 2006 through March 2006, and April 2006 through December 2006, respectively.

In 2005, the Company paid $1.08 per common share in distributions, of which 98.1% represented ordinary income and 1.9% represented capital gain distribution for tax purposes. These distributions were paid monthly to the Company’s common shareholders and common unitholders at a level of $0.08 and $0.10 per common share and limited partnership common unit for the months of January 2005 through June 2005, and July 2005 through December 2005, respectively.

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

Operating Partnership Units and Recent Sales of Unregistered Securities

The Operating Partnership issued 3,181,723 common units of limited partnership interest on April 24, 1998 (inception), in conjunction with the initial public offering. The following is a summary of common unit activity since inception:

Common Units issued at initial public offering	3,181,723
Common Units redeemed to common shares of beneficial interest:
1999	(1,622,489)
2000	(36,754)
2001	(1,095,964)
2002	(18,497)
2004	(41,596)
2005	(240,000)
2006	(109,560)
Common Units issued:
2000	16,667
2006	70,000

Common Units outstanding at December 31, 2006	103,530

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

In connection with the Company’s acquisition of the Westin Copley Place in Boston, Massachusetts, and as part of the consideration for the hotel acquisition, the Operating Partnership issued 2,348,888 Series C Preferred Units of limited partnership interest designated as the “7.25% Series C Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit).” The issuance of the Series C Preferred Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933. The Company relied on the exemption based on representations given by the seller receiving the units. A holder of Series C Preferred Units receives an annual preferred distribution of 7.25% of the $25.00 per unit liquidation value, or $1.8125 per unit.

In connection with the Company’s acquisition of the Holiday Inn Manhattan Wall Street District, and as part of the consideration for the hotel acquisition, the Operating Partnership issued 1,098,348 Series F Preferred Units of limited partnership interest designated as the “Floating Rate Series F Cumulative Redeemable Preferred Units” with a liquidation preference $25.00 per unit. The issuance of the Series F Preferred Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933. The Company relied on the exemption based on representations given by the seller receiving the units. A holder of Series F Preferred Units receives an annual preferred distribution based upon a floating rate multiplied by the liquidation value per unit.

Item 6.	Selected Financial Data

The following tables set forth selected historical operating and financial data for the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from the historical financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES

Selected Historical Operating and Financial Data

(Unaudited, dollars in thousands, except share data)

	For the year ended December 31,
	2006	2005	2004	2003	2002
Operating Data:
Revenues:
Hotel operating revenues	$595,402	$372,224	$261,795	$166,158	$135,099
Participating lease revenue	25,401	21,527	18,635	21,284	21,909
Other income	6,050	862	187	919	19

Total revenues	626,853	394,613	280,617	188,361	157,027
Expenses:
Hotel operating expenses	390,681	256,668	186,698	123,085	97,154
Depreciation and amortization	78,966	48,850	38,933	31,665	28,272
Real estate taxes, personal property taxes and insurance	29,242	15,792	11,891	9,347	7,852
Ground rent	6,433	3,986	3,493	3,561	3,208
General and administrative	12,442	10,301	8,398	7,292	6,423
Impairment of investment in hotel property	—	—	—	2,453	—
Lease termination expense	800	1,000	850	10	2,520
Other expenses	3,010	185	632	251	165

Total operating expenses	521,574	336,782	250,895	177,664	145,594
Operating income	105,279	57,831	29,722	10,697	11,433
Interest income	1,996	788	361	353	344
Interest expense	(42,409)	(24,354)	(15,349)	(15,050)	(12,778)
Income (loss) before income tax benefit, minority interest, equity in earnings of joint venture and discontinued operations	64,866	34,265	14,734	(4,000)	(1,001)
Income tax benefit	401	2,123	3,507	5,605	2,850
Minority interest of common units in Operating Partnership	(142)	(300)	(289)	(40)	(52)
Minority interest of preferred units in Operating Partnership	(4,485)	(1,419)	—	—	—
Equity in earnings of Joint Venture	38,420	753	853	304	458

Income from continuing operations	99,060	35,422	18,805	1,869	2,255
Net income (loss) from discontinued operations	—	(26)	4,418	36,972	2,216

Net income	99,060	35,396	23,223	38,841	4,471
Distributions to preferred shareholders	(25,604)	(14,629)	(12,532)	(10,805)	(8,410)

Net income (loss) applicable to common shareholders	$73,456	$20,767	$10,691	$28,036	$(3,939)

Net income (loss) from continuing operations applicable to common shareholders per common share:
basic (after dividends paid on unvested restricted shares)	$1.86	$0.67	$0.23	$(0.46)	$(0.34)

diluted (before dividends paid on unvested restricted shares)	$1.86	$0.67	$0.23	$(0.43)	$(0.33)

Net income (loss) applicable to common shareholders per common share:
basic (after dividends paid on unvested restricted shares)	$1.85	$0.67	$0.39	$1.39	$(0.22)

diluted (before dividends paid on unvested restricted shares)	$1.85	$0.67	$0.39	$1.37	$(0.21)

Weighted average number of common shares outstanding:
basic	39,356,881	30,637,644	26,740,506	20,030,723	18,413,602
diluted	39,667,917	31,104,290	27,376,934	20,487,406	18,843,530

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Investment in hotel properties, net	$1,932,141	$1,392,344	$739,733	$595,976	$495,488
Total assets	2,151,451	1,499,468	859,596	707,904	605,735
Borrowings under credit facilities	—	30,655	—	—	99,390
Bonds payable	42,500	42,500	42,500	42,500	42,500
Mortgage loans, including loan premiums	767,477	489,660	211,810	187,157	70,175
Minority interest of common units in Operating Partnership	3,686	2,597	4,554	5,721	5,262
Minority interest of preferred units in Operating Partnership	87,428	59,739	—	—	—
Preferred shares, liquidation preference	394,048	206,548	127,298	127,298	99,798
Total shareholders’ equity	1,145,066	811,082	554,074	436,853	315,107

	For the year ended December 31,
	2006	2005	2004	2003	2002
Other Data:
Funds from operations (1)	$114,151	$70,451	$48,448	$26,844	$30,785
Earnings before interest, taxes, depreciation, and amortization (1)	$225,179	$109,864	$76,333	$87,282	$54,461
Cash provided by operating activities	159,001	86,309	55,084	41,194	37,961
Cash used in investing activities	(548,983)	(413,508)	(172,468)	(52,709)	(41,548)
Cash provided by financing activities	442,855	305,250	114,725	39,755	7,390
Cash dividends declared per common share	$1.56	$1.08	$0.90	$0.84	$0.44

(1)	See “Non-GAAP Financial Measures” below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed description and reconciliation of funds from operations and earnings before interest, taxes, depreciation and amortization to net income applicable to common shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2006, the overall economy and the travel industry, including lodging, continued to be strong. We believe the lodging industry is in the midst of the fundamentally strong portion of a typical multi-year up-cycle, assuming a normal economic growth period. With a strong balance sheet and high quality hotel portfolio, the Company was able to take advantage of this environment, significantly increasing room revenue per available room (“RevPAR”), funds from operations (“FFO”), and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s revenues come primarily from hotel operating revenues from its hotels. Hotel operating revenues include room, food and beverage and other ancillary revenue such as golf at two golf resorts, spa, telephone and parking revenue.

For 2006, the Company had net income applicable to common shareholders of $73.5 million, or $1.85 per diluted share. FFO was $114.2 million, or $2.87 per diluted share/unit and EBITDA was $225.2 million. RevPAR was $140.78. We consider RevPAR and EBITDA to be key measures of the performance of the individual hotels. RevPAR for the total portfolio increased 10.1% for 2006. The RevPAR increase is primarily attributable to an Average Daily Rate (“ADR”) increase of 9.1% to $190.42, while occupancy throughout the portfolio improved by 0.9% to 73.9%. The Company’s EBITDA increased 105.0% due to the Company’s portion of the gain from selling the Chicago Marriott Downtown, increased lodging demand, aggressive asset management and property acquisitions. The Company’s hotel portfolio EBITDA increased 14.6% to $194.9 million due to higher ADR, occupancy and margin improvements.

The Company measures hotel performance by evaluating financial metrics such as RevPAR, FFO and EBITDA.

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

Please refer to “Non-GAAP Financial Measures” below for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income, a U.S. generally accepted accounting principles (GAAP) measurement.

Critical Accounting Policies

The consolidated financial statements include the accounts of the Company, the Operating Partnership, LHL and the Company’s other consolidated subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has utilized the information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. For example, included in the accompanying consolidated financial statements is an estimated lease termination expense of $0.8 million, $1.0 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to the Company’s litigation with Lehman Brothers (formerly Meridien Hotels, Inc.) (see Item 3. Legal Proceedings). Additionally, included in the accompanying consolidated financial statements is an estimated liability of $2.0 million related to the Company’s litigation with Lehman Brothers (see Item 3. Legal Proceedings), an estimated allowance for doubtful accounts of $0.7 million and an estimated deferred tax asset of $16.7 million as of December 31, 2006. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

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

Revenue Recognition

For properties leased to third-party lessees, the Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective participating leases. Base rent and participating rent are recognized based on quarterly thresholds, pursuant to the lease agreements. As of December 31, 2006, the Company leased two of its properties, Le Montrose Suite Hotel and San Diego Paradise Point Resort, to third parties. For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations. As of December 31, 2006, 30 of the 32 hotels in which the Company owned an interest were leased to LHL.

For the Lansdowne Resort, the Company defers golf membership fees and recognizes revenue over the average expected life of an active membership (currently six years) on a straight-line basis. Golf membership, social membership, health club and executive club annual dues are recognized as earned throughout the membership year.

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

The Company periodically reviews the carrying value of each hotel to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel to reflect the hotel at fair value. These assessments have a direct impact on the Company’s net income. The Company does not believe that there are any facts or circumstances indicating impairment in the carrying value of any of its hotels.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a hotel is considered held for sale when a contract for sale is entered into, a substantial, non-refundable deposit has been committed by the purchaser, and sale is expected to occur within one year.

Share-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of Employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified prospective transition method. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Under the modified prospective method, compensation cost is recognized in the financial statements based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date, and, based on the requirements of SFAS 123, for all unvested awards granted prior to the effective date of SFAS 123R. The Company has not issued any share option awards since 2002. The Company recognizes compensation cost for restricted shares issued based upon the fair market value of the common shares at the grant date, adjusted for forfeitures. Compensation cost is recognized on a straight-line basis over the vesting period.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

The economy, the travel industry and the lodging business all improved during 2006. On a year-over-year basis, overall industry demand for hotel rooms outpaced supply growth with demand up an average 1.1% in 2006 and supply up only 0.6% for the same period. These positive lodging industry fundamentals led to increases in average daily rates. Pricing power was even stronger in 2006 than in 2005, with more major markets around the United States participating due to higher occupancy levels. It was the fourth year in the lodging industry’s recovery and was the third year in a row of meaningful increases in RevPAR following the down years of 2001 and 2002. Business transient travel and group travel were particularly strong in 2006, while leisure was healthy but not as strong. Leisure weakness was likely from a slowing economy and high gas prices primarily in the 2nd and 3rd quarters. Group business continued to recover, with overall group volumes and food and beverage contributions up in 2006. International visitation was up for the third year in a row, benefiting international gateway markets in the U.S., including New York, Boston, San Francisco, Los Angeles and Seattle.

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (30 hotels as of December 31, 2006), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking, retail and other ancillary revenues) increased approximately $223.2 million, from $372.2 million in 2005 to $595.4 million in 2006. This increase includes amounts from properties acquired in 2005 and 2006 as follows:

•	$59.3 million increase from Westin Copley Place, which was purchased in August 2005;

•	$59.3 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$29.8 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$19.9 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$9.2 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$8.8 million increase from Hotel Solamar, which was purchased in August 2006;

•	$5.5 million increase from Hotel Deca (formerly University Tower Hotel), which was purchased in December 2005;

•	$5.5 million increase from Alexis Hotel, which was purchased in June 2006;

•	$3.0 million increase from Onyx Hotel, which was purchased in May 2005;

•	$1.1 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$0.2 million increase from Washington Grande Hotel, which was purchased in December 2005; and

•	$0.1 million increase from The Graciela Burbank, which was purchased in December 2006.

The remaining increase of $21.5 million is attributable to a $13.3 million increase in room revenue and $8.2 million increase in food and beverage, golf and other ancillary revenue from the remaining hotels leased to LHL. The increase in room revenue was a result of a 7.7% increase in RevPAR which was primarily attributable to an increase in ADR of 7.4% at the remaining hotels. The increase in food and beverage, golf, and other ancillary revenue at the remaining hotels was a result of increased occupancy and golf activity.

Participating lease revenue

Participating lease revenue from hotels leased to third-party lessees (two hotels as of December 31, 2006) increased $3.9 million from $21.5 million in 2005 to $25.4 million in 2006. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. Approximately $2.8 million of this increase is from San Diego Paradise Point Resort due to a 14.2% increase in RevPAR in 2006. The remaining increase of $1.1 million is due to a 24.6% increase in RevPAR in 2006 at LeMontrose Suite Hotel.

Other income

Other income increased by approximately $5.2 million from $0.9 million in 2005 to $6.1 million in 2006. This increase is due primarily to income from the retail leases at the Marina City Complex of which House of Blues Hotel is a part and Alexis Hotel and the gain on termination of the interest rate swap.

Hotel operating expenses

Hotel operating expenses increased approximately $134.0 million from $256.7 million in 2005 to $390.7 million in 2006. This increase includes amounts from properties acquired in 2005 and 2006 as follows:

•	$39.2 million increase from Westin Copley Place, which was purchased in August 2005;

•	$34.1 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$20.5 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$10.4 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$5.2 million increase from Hotel Solamar, which was purchased in August 2006;

•	$4.7 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$3.7 million increase from Alexis Hotel, which was purchased in June 2006;

•	$2.7 million increase from Hotel Deca (formerly University Tower Hotel), which was purchased in December 2005;

•	$1.9 million increase from Onyx Hotel, which was purchased in May 2005;

•	$0.6 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$0.4 million increase from Washington Grande Hotel, which was purchased in December 2005; and

•	$0.1 million increase from The Graciela Burbank, which was purchased in December 2006.

The remaining increase of $10.5 million, or 4.1%, is a result of higher occupancies, which in turn increases service costs, at the remaining hotels as well as above-inflation increases in payroll and related employee costs and benefits, sales and marketing, franchise and management fees, property maintenance expenses, and energy costs at the remaining hotels.

Depreciation and amortization

Depreciation and amortization expense increased by approximately $30.1 million from $48.9 million in 2005 to $79.0 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$8.9 million increase from Westin Copley Place, which was purchased in August 2005;

•	$7.4 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$3.1 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$2.6 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$1.5 million increase from Hotel Solamar, which was purchased in August 2006;

•	$1.3 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$0.7 million increase from Hotel Deca (formerly University Tower Hotel), which was purchased in December 2005;

•	$0.6 million increase from Alexis Hotel, which was purchased in June 2006;

•	$0.2 million increase from Onyx Hotel, which was purchased in May 2005; and

•	$0.2 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006.

The remaining change is an increase of $3.6 million related to building improvements and purchases of furniture, fixtures and equipment at the remaining hotels during 2006.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expense increased approximately $15.9 million from $19.8 million in 2005 to $35.7 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$4.2 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$3.3 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$3.1 million increase from Westin Copley Place, which was purchased in August 2005;

•	$2.4 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$0.7 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$0.6 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.2 million increase from Onyx Hotel, which was purchased in May 2005;

•	$0.2 million increase from Hotel Deca (formerly University Tower Hotel), which was purchased in December 2005;

•	$0.1 million increase from Alexis Hotel, which was purchased in June 2006;

•	$0.1 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006.

The remaining increase of $1.0 million, or 5.1%, is a result of an increase in personal property taxes, insurance premiums and ground rent. Real estate taxes generally increased; however, these were partly offset by reductions in assessments due to appeals.

General and administrative expenses

General and administrative expense increased approximately $2.1 million from $10.3 million in 2005 to $12.4 million in 2006 primarily as a result of increases in payroll related expenses, amortization of long term equity awards, director fees, audit fees, tax fees, and other professional fees.

Interest expense

Interest expense increased by approximately $18.0 million from $24.4 million in 2005 to $42.4 million in 2006 due to an increase in the Company’s weighted average debt outstanding, and an increase in the weighted average interest rate, partly offset by an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $435.0 million in 2005 to $741.0 million in 2006, which includes increases from:

•	assumption of the mortgage and additional borrowing to purchase the Westin Copley Place in August 2005;

•	assumption of the mortgage and additional borrowing to purchase the Hotel Deca (formerly University Tower Hotel) in December 2005;

•	additional borrowing to purchase the Hilton San Diego Resort in December 2005;

•	additional borrowing to purchase the Washington Grande Hotel in December 2005;

•	assumption of the mortgage and additional borrowing to purchase the Le Parc Suite Hotel in January 2006;

•	additional borrowing to purchase the House of Blues Hotel in March 2006;

•	additional borrowing to purchase the Westin Michigan Avenue in March 2006;

•	additional borrowing to purchase the Hotel Solamar in August 2006;

•	assumption of the mortgage on the Holiday Inn Manhattan Wall Street District in November 2006; and

•	additional borrowings under the Company’s credit facility to finance other capital improvements during 2006.

The above borrowings were offset by paydowns on outstanding debt from proceeds from:

•	an August 2005 preferred share offering;

•	an October 2005 common share offering;

•	a December 2005 common share offering;

•	a February 2006 common share offering;

•	a February 2006 preferred share offering;

•	a November 2006 preferred share offering; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations increased from 4.9% in 2005 to 5.3% in 2006. Capitalized interest increased by approximately $1.4 million from $1.2 million in 2005 to $2.6 million in 2006, primarily due to the closing and the on-going renovations at the Washington Grande Hotel.

Income taxes

Income tax benefit decreased approximately $1.7 million from $2.1 million in 2005 to $0.4 million in 2006. For 2006, the REIT realized state and local income tax benefit of approximately $1.5 million (including approximately $1.7 million from state and local income tax refunds and adjustments). LHL’s net income before income tax expense increased by approximately $12.3 million from a net loss of approximately $8.8 million in 2005 to a net income of approximately $3.5 million in 2006. Accordingly, in 2006 LHL recorded a deferred federal income tax expense of approximately $1.1 million (using an estimated tax rate of 30.8%) and a deferred state and local tax expense of approximately $0.4 million (using an estimated tax rate of 10.7%). The total federal, state, and local deferred tax expense is offset by LHL’s current state and local tax benefit of approximately $0.4 million. The following table summarizes the change in income tax (benefit) expense (dollars in thousands):

	For the year ended December 31,
	2006	2005
REIT state and local tax (benefit) expense	$(1,539)	$1,469
LHL federal, state and local tax expense (benefit)	1,138	(3,611)

Total tax benefit	(401)	(2,142)
Less: LHL federal, state and local tax benefit related to discontinued operations	—	19

Total tax benefit from continuing operations	$(401)	$(2,123)

As of December 31, 2006, the Company had a deferred tax asset of $16.7 million primarily due to past year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the Operating Partnership represents the common units limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to the common units minority interest based on the weighted average percentage ownership throughout the year. At December 31, 2006, the limited partners held 0.3% of the common units of the Operating Partnership. The following table summarizes the change in the common units minority interest (dollars in thousands):

	For the year ended December 31,
	2006	2005
Operating Partnership net income before common units minority interest	$105,326	$35,696
Weighted average common units minority interest percentage	0.135%	0.840%

Common units minority interest allocation	142	300
Less: minority interest allocation related to discontinued operations	—	—

Total allocation of minority interest to continuing operations	$142	$300

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The increase from $1.4 million in 2005 to $4.5 million in 2006 is a result of the Preferred C Units which were outstanding for a full year in 2006 and the Preferred F Units which were issued on November 17, 2006.

Discontinued operations

Net income from discontinued operations in 2005 was the result of adjustments to the sale of the Omaha property in September 2004. Net income from discontinued operations was not significant in 2006 or 2005.

Distributions to preferred shareholders

Distributions to preferred shareholders increased $11.0 million from $14.6 million in 2005 to $25.6 million in 2006 due to a full year of distributions on the Series D Preferred Shares and distributions on the Series E and G Preferred Shares which were issued in 2006.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (23 hotels as of December 31, 2005), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased approximately $110.4 million, from $261.8 million in 2004 to $372.2 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$29.5 million increase from Westin Copley Place, which was purchased in August 2005;

•	$18.5 million increase from Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$14.5 million increase from Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$7.2 million increase from Hilton Alexandria Old Town, which was purchased in May 2004;

•	$5.5 million increase from The Grafton on Sunset, which was purchased in January 2005;

•	$5.2 million increase from Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$4.0 million increase from Onyx Hotel, which was purchased in May 2005;

•	$0.8 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$0.2 million increase from Hotel Deca (formerly University Tower Hotel), which was purchased in December 2005; and

•	$0.1 million increase from Washington Grande Hotel, which was purchased in December 2005.

The remaining increase of $24.9 million, or 9.5% is attributable to an 11.2% increase in RevPAR for properties leased to LHL. The increase in RevPAR was primarily attributable to an increase in ADR of 7.8%.

The economy, the travel industry and the lodging business all improved during 2005. On a year-over-year basis, overall industry demand for hotel rooms significantly outpaced supply growth throughout the year, with demand up an average 3.3% in 2005 and supply up only 0.4% for the same period. These positive lodging industry fundamentals led to very healthy increases in average daily rates. Pricing power was even stronger in 2005 than in 2004, with more major markets around the United States participating due to higher occupancy levels. It was the third year in the lodging industry’s recovery and was the second year in a row of meaningful increases in RevPAR following the down years of 2001 and 2002. Business transient travel, group and leisure all continued to be very strong in 2005. International visitation was up for the second year in a row, benefiting international gateway and resort markets in the U.S., including New York, Boston, Washington, D.C., Miami, San Francisco, Los Angeles, Seattle and Hawaii. A number of major urban markets reached record occupancy and ADR levels in 2005, including Washington, D.C., San Diego and New York City. Group business also continued to recover, with overall group volumes and food and beverage contributions up in 2005.

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

Hotel operating expenses

Hotel operating expenses increased approximately $70.0 million from $186.7 million in 2004 to $256.7 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$18.9 million increase from Westin Copley Place, which was purchased in August 2005;

•	$11.9 million increase from Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$9.9 million increase from Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$4.0 million increase from Hilton Alexandria Old Town, which was purchased in May 2004;

•	$3.8 million increase from Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$3.0 million increase from The Grafton on Sunset, which was purchased in January 2005;

•	$2.6 million increase from Onyx Hotel, which was purchased in May 2005;

•	$0.8 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$0.1 million increase from Hotel Deca (formerly University Tower Hotel), which was purchased in December 2005; and

•	$0.1 million increase from Washington Grande Hotel, which was purchased in December 2005.

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

Depreciation and other amortization

Depreciation and other amortization expense increased by approximately $10.0 million from $38.9 million in 2004 to $48.9 million in 2005. This increase includes amounts that are not comparable year-over-year as follows:

•	$4.4 million increase from Westin Copley Place, which was purchased in August 2005;

•	$2.4 million increase from Hilton San Diego Gaslamp Quarter, which was purchased in January 2005;

•	$0.9 million increase from Hilton Alexandria Old Town, which was purchased in May 2004;

•	$0.7 million increase from The Grafton on Sunset, which was purchased in January 2005;

•	$0.5 million increase from Chaminade Resort and Conference Center, which was purchased in November 2004;

•	$0.5 million increase from Indianapolis Marriott Downtown, which was purchased in February 2004;

•	$0.4 million increase from Onyx Hotel, which was purchased in May 2005;

•	$0.3 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$0.1 million increase from Hotel Deca (formerly University Tower Hotel), which was purchased in December 2005; and

•	$0.1 million increase from Washington Grande Hotel, which was purchased in December 2005.

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

Interest expense

Interest expense increased by approximately $9.1 million from $15.3 million in 2004 to $24.4 million in 2005 due to an increase in the Company’s weighted average debt outstanding, and an increase in the weighted average interest rate, partly offset by an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $281.9 million in 2004 to $435.0 million in 2005, which includes increases from:

•	a secured loan financing on the Hilton Alexandria Old Town in August 2004;

•	additional borrowings to purchase the Chaminade Resort and Conference Center in November 2004;

•	additional borrowings to purchase the Hilton San Diego Gaslamp Quarter in January 2005;

•	additional borrowings to purchase The Grafton on Sunset in January 2005;

•	assumption of the mortgage and additional borrowing to purchase the Westin Copley Place in August 2005;

•	assumption of the mortgage and additional borrowing to purchase the Hotel Deca (formerly University Tower Hotel) in December 2005;

•	additional borrowing to purchase the Hilton San Diego Resort in December 2005;

•	additional borrowing to purchase the Washington Grande Hotel in December 2005; and

•	additional borrowings under the Company’s credit facility to finance other capital improvements during 2005.

The above borrowings were offset by paydowns on the line of credit from proceeds from:

•	the sale of the Omaha Marriott on September 15, 2004;

•	a November 2004 common share offering;

•	an August 2005 preferred shares offering;

•	an October 2005 common share offering;

•	a December 2005 common share offering; and

•	operating cash flows.

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

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by a third party. The increase from zero in 2004 to $1.4 million in 2005 is a result of the preferred units which were issued on August 31, 2005 related to the Westin Copley Place acquisition.

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

The following is a reconciliation between net income applicable to common shareholders and FFO for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	For the year ended December 31,
	2006	2005	2004
Funds From Operations (FFO):
Net income applicable to common shareholders	$73,456	$20,767	$10,691
Depreciation	78,280	48,494	38,937
Equity in depreciation of joint venture	178	811	1,053
Amortization of deferred lease costs	497	79	46
Minority interest:
Minority interest of common units in Operating Partnership	142	300	289
Minority interest in discontinued operations	—	—	68
Less: Equity in gain on sale of property	(38,402)	—	(2,636)

FFO	$114,151	$70,451	$48,448

Weighted average number of common shares and units outstanding:
Basic	39,409,631	30,896,022	27,153,145
Diluted	39,720,667	31,362,668	27,789,574

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	For the year ending December 31,
	2006	2005	2004
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$73,456	$20,767	$10,691
Interest	42,409	24,354	13,081
Equity in interest expense of joint venture	317	787	573
Income tax benefit:
Income tax benefit	(401)	(2,123)	(3,507)
Income tax (benefit) expense from discontinued operations	—	(19)	128
Depreciation and other amortization	78,966	48,850	41,314
Equity in depreciation/amortization of joint venture	201	900	1,164
Minority interest:
Minority interest of common units in Operating Partnership	142	300	289
Minority interest of preferred units in Operating Partnership	4,485	1,419	—
Minority interest in discontinued operations	—	—	68
Distributions to preferred shareholders	25,604	14,629	12,532

EBITDA	$225,179	$109,864	$76,333

The Hotels

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the years ended December 31, 2006 and 2005, respectively.

	Year ended December 31,
	2006	2005	Variance
Total Portfolio
Occupancy	73.9%	73.3%	0.9%
ADR	190.42	174.49	9.1%
RevPAR	140.78	127.83	10.1%

Off-Balance Sheet Arrangements

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

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of December 31, 2006, $12.8 million was available in restricted cash reserves for future capital expenditures.

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

Properties Leased to LHL

Effective January 1, 2001, LHL became a wholly-owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code. LHL leased 30 hotels as of December 31, 2006 and currently leases the following 29 hotels owned by the Company:

•     Seaview Resort and Spa

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

•     Hotel George

•     Indianapolis Marriott Downtown

•     Hilton Alexandria Old Town

•     Chaminade Resort and Conference Center

•     Hilton San Diego Gaslamp Quarter

•     The Grafton on Sunset

•     Onyx Hotel

•     Westin Copley Place

•     Hotel Deca (formerly University Tower Hotel)

•     Hilton San Diego Resort

•     Washington Grande Hotel

•     Le Parc Suite Hotel

•     House of Blues Hotel

•     Westin Michigan Avenue

•     Alexis Hotel

•     Hotel Solamar

•     Holiday Inn Manhattan Wall Street District

•     The Graciela Burbank

LaGuardia Airport Marriott was leased to LHL during 2006 and was sold on January 26, 2007.

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of December 31, 2006 (dollars in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Contractual Obligations
Mortgage loans (1)	$1,070,882	$48,697	$248,249	$81,163	$692,773
Borrowings under credit facilities (1)	—	—	—	—	—
Ground rent (2)	201,210	4,698	9,395	9,395	177,722
Massport bonds (1)	62,348	1,778	5,335	3,556	51,679
Purchase commitments (3)
Purchase orders and letters of commitment	32,347	32,347	—	—	—

Total obligations and commitments	$1,366,787	$87,520	$262,979	$94,114	$922,174

(1)	Amounts include interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt. Interest expense on the variable rate debt is computed based on the rate at December 31, 2006.

(2)	Amounts computed based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.
(3)	As of December 31, 2006, purchase orders and letters of commitment totaling approximately $32.3 million had been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire.

Credit Facility

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million. On June 9, 2005, the Company amended the credit facility to extend the credit facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) 90% of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2006, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2006 and 2005, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 7.1% and 5.0%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2006. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of approximately $0.5 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the Company had zero and $30.0 million, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the credit facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) London InterBank Offered Rate plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2006, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for the borrowings under the LHL credit facility for the years ended December 31, 2006 and 2005 was 6.7% and 4.9%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an immaterial commitment fee for each of the years ended December 31, 2006 and 2005. At December 31, 2006 and 2005, the Company had zero and $0.7 million, respectively, of outstanding borrowings under LHL credit facility.

Debt

Debt at December 31, 2006 and December 31, 2005, consisted of the following (in thousands):

	Interest Rate at December 31, 2006	Maturity Date	Balance Outstanding at December 31,
Debt			2006	2005
Credit facilities
Senior Unsecured Credit Facility	Floating	June 2008	$—	$30,000
LHL Unsecured Credit Facility	Floating	June 2008	—	655
Massport bonds
Harborside Hyatt Conference Center & Hotel (taxable) (b)	Floating(a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)(b)	Floating(a)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Indianapolis Marriott Downtown (c)			—	57,000
Le Parc Suite Hotel	7.78%	May 2008	15,295	—
Holiday Inn Manhattan Wall Street District	Floating(d)	November 2008	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009	40,744	41,744
San Diego Paradise Point Resort	5.25%	February 2009	61,182	62,559
Hilton Alexandria Old Town	4.98%	September 2009	32,802	33,534
Le Montrose Suite Hotel	8.08%	July 2010	13,629	13,847
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	—
Hotel Deca	6.28%	August 2014	10,567	10,761
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	—
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	—

Mortgage Loans			766,499	489,045
Unamortized Loan Premium (e)			978	615

Total mortgage loans			767,477	489,660

Total debt			$809,977	$562,815

(a)	Variable interest rate based on a weekly floating rate. The interest rate at December 31, 2006 was 5.38% and 4.01% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.
(c)	This note was repaid in June 2006.
(d)	Mortgage debt bears interest at London InterBank Offering Rate plus 0.75%. The interest rate at December 31, 2006 was 6.10%.
(e)	The unamortized loan premiums includes $428 and $550 for Le Parc Suite Hotel and Hotel Deca, respectively, as of December 31, 2006, and $615 for Hotel Deca as of December 31, 2005.

Equity Issuances

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

On August 19, 2005, the Company completed an underwritten public offering of 3,000,000 shares of 7.5% Series D Cumulative Redeemable Preferred Shares (liquidation preference of $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $73.0 million. On August 30, 2005, the Company issued an additional 170,000 Series D Preferred Shares pursuant to an over-allotment option for approximately $4.1 million after deducting underwriting discounts and commissions. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund, in part, the Company’s acquisition of the Westin Copley Place.

On October 12, 2005, the Company completed an underwritten public offering of 2,200,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $74.3 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund, in part, the Company’s acquisitions of the Hotel Deca (formerly University Tower Hotel), the Hilton San Diego Resort, and the Washington Grande Hotel.

On December 9, 2005, the Company completed an underwritten public offering of 3,450,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $113.4 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund, in part, the Company’s acquisitions of the Hotel Deca (formerly University Tower Hotel), the Hilton San Diego Resort, and the Washington Grande Hotel.

On February 7, 2006, the Company completed an underwritten public offering of 3,250,000 common shares of beneficial interest, par value $0.01 per share. After deducting the underwriters discounts and commissions and other offering costs, the Company raised net proceeds of approximately $119.8 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes, including acquisitions. On February 27, 2006, the Company issued an additional 487,500 common shares pursuant to an over-allotment option for approximately $18.0 million after deducting underwriting discounts and commissions.

On February 8, 2006, the Company completed an underwritten public offering of 3,050,000 shares of 8.0% Series E Cumulative Redeemable Preferred Shares par value $0.01 per share (liquidation preference $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $74.4 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes, including acquisitions. On February 16, 2006, the Company issued an additional 450,000 Series E Preferred Shares pursuant to an over-allotment option for approximately $11.0 million after deducting underwriting discounts and commissions.

On November 17, 2006, the Company completed an underwritten public offering of 4,000,000 shares of 7.25% Series G Cumulative Redeemable Preferred Shares par value $0.01 per share (liquidation preference of $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $97.5 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes, including redeeming the Company’s Series A Preferred Shares. The Company has given notice of its intent to redeem the Series A Preferred Shares on March 6, 2007.

Sources and Uses of Cash

At December 31, 2006, the Company had approximately $63.0 million of cash and cash equivalents and approximately $18.4 million of restricted cash reserves.

Net cash provided by operating activities was approximately $159.0 million for the year ended December 31, 2006 primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was approximately $549.0 million for the year ended December 31, 2006 primarily due to the purchases of Le Parc Suite Hotel, House of Blues Hotel, Westin Michigan Avenue, Alexis Hotel, Hotel Solamar and The Graciela Burbank, outflows for improvements and additions at the hotels, the funding of restricted cash reserves, offset by proceeds from restricted cash reserves.

Net cash provided by financing activities was approximately $442.9 million for the year ended December 31, 2006, comprised of borrowings under the senior unsecured credit facility, proceeds from mortgage loans, proceeds from the exercise of share options and proceeds from the February 7, 2006 common share offering and the February 8, 2006 and November 17, 2006 preferred share offerings, offset by repayments of borrowings under the senior unsecured credit facility, payment of distributions to the common shareholders and unitholders and payments of distributions to preferred shareholders and mortgage loan repayments.

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

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.

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

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2006, approximately 7.7% of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company may utilize derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.

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

Interest Rate Sensitivity

The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, the table presents scheduled maturities and related weighted average interest rates by expected maturity dates.

	2007	2008	2009	2010	2011	Thereafter	Total
Fixed Rate Debt	4,185	18,833	128,434	13,108	1,826	580,113	746,499
Weighted Average Interest	6.4%	7.5%	6.0%	8.0%	5.9%	5.6%	5.7%
Variable Rate Debt	—	20,000	—	—	—	42,500	62,500
Weighted Average Interest	—	6.1%	—	—	—	4.2%	4.8%

Total	4,185	38,833	128,434	13,108	1,826	622,613	808,999

The table above presents the principal amount of debt maturing each year, including annual amortization of principal, through December 31, 2011 and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2006 and does not reflect indebtedness incurred after that date. The Company’s ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of December 31, 2006, approximately $62.5 million of the Company’s aggregate indebtedness (7.7% of total indebtedness) was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt increase by 0.25%, the increase in interest expense on the variable long-term rate debt would decrease future earnings and cash flows by approximately $0.2 million annually. On the other hand, if market rates of interest on the variable rate long-term debt decrease by 0.25%, the decrease in interest expense on the variable rate long-term debt would increase future earnings and cash flows by approximately $0.2 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $62.5 million, the balance at December 31, 2006.

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

Based on management’s evaluation as of December 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Company acquired the House of Blues Hotel, Alexis Hotel, Hotel Solamar, Holiday Inn Manhattan Wall Street District, and The Graciela Burbank on March 1, 2006, June 15, 2006, August 1, 2006, November 17, 2006 and December 19, 2006, respectively, and has excluded from its assessment of effectiveness of internal control over financial reporting as of December 31, 2006, these hotels’ internal controls over financial reporting associated with total assets of $340.5 million and total revenues of $35.5 million as of and for the year ended December 31, 2006.

Changes in Internal Controls – There was no change to the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the material in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the material in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

Included herein at pages F-1 though F-38

2. Financial Statement Schedules

The following financial statement schedule is included herein at pages F-39 and F-40.

Schedule III – Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

2.3	Purchase and Sale Agreement dated as of January 26, 2006, by and between JER/WMA, LLC, a Delaware limited liability company, and LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (13)

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles supplementary)

3.2	Amended and Restated Bylaws of the Registrant (4)

4.1	Form of Common Share of Beneficial Interest (1)

4.2	Common Share Purchase Right dated April 29, 1998 (LaSalle Partners) (3)

4.3	Common Share Purchase Right dated April 29, 1998 (Steinhardt) (3)

4.4	Common Share Purchase Right dated April 29, 1998 (Cargill) (3)

10.1	Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 29, 1998 (3)

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002 (9)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of September 30, 2003 (20)

10.4	Form of Third Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P. (12)

10.5	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 22, 2005 (11)

10.6	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of February 6, 2006 (17)

10.7	Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operation Partnership, L.P., dated as of November 17, 2006 (18)

Exhibit Number	Description of Exhibit

10.8	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of November 17, 2006 (19)

10.9	Contribution and Sale Agreement, dated August 12, 2005, by and among LaSalle Hotel Properties, LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Lessee, Inc., W. Copley Boston Corporation, and SCG Copley Square LLC (12)

10.10	Omnibus Contribution Agreement By and Among LaSalle Hotel Operating Partnership, L.P. and the Contributors named herein (1)

10.11	Contribution Agreement (Steinhardt) (1)

10.12	Contribution Agreement (Cargill) (1)

10.13	Contribution Agreement (OLS Visalia) (1)

10.14	Contribution Agreement (OLS Le Montrose) (1)

10.15	Contribution Agreement (Durbin) (1)

10.16	Contribution Agreement (Radisson) (1)

10.17	Form of Management Agreement (1)

10.18	Form of Lease (1)

10.19	Form of Lease with Affiliated Lessees (1)

10.20	Form of Supplemental Representations, Warranties and Indemnity Agreement (1)

10.21	Form of Pledge and Security Agreement (1)

10.22	Subscription Agreement (with registration rights), dated as of May 28, 1998, by WestGroup San Diego Associates, Ltd. (2)

10.23	Lease Agreement, dated as of June 1, 1998, by and between LHO Mission Bay Hotel, L.P. and WestGroup San Diego Associates, Ltd. (2)

10.24	Promissory Note Secured by Leasehold Mortgage in the original principal amount of $210,000,000 made by LHO Backstreets, L.L.C. and dated as of August 30, 2005 (14)

10.25	Leasehold Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) by LHO Backstreets, L.L.C., as Mortgagor, and Mortgage Electronic Registration Systems, Inc., as Mortgagee and dated August 30, 2005 (14)

10.26	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (LaSalle Partners) (3)

10.27	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Steinhardt) (3)

10.28	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Cargill) (3)

10.29	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (LaSalle Partners) (3)

10.30	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Steinhardt) (3)

10.31	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Cargill) (3)

10.32	Loan and Trust Agreement, dated as of December 15, 1990, as amended and restated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership, and Shawmut Bank, N.A., as trustee (3)

Exhibit Number	Description of Exhibit

10.33	Credit Enhancement Agreement, dated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A. (3)

10.34	Form of First Amendment to Lease with Affiliated Lessee (5)

10.35	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through April 21, 2005 (6)*

10.36	Form of Second Amendment to Lease with Affiliate Lessee (5)

10.37	Amended and Restated Advisory Agreement and Employee Lease Agreement dated January 1, 2000 between LaSalle Hotel Properties and LaSalle Hotel Advisors, Inc. (7)

10.38	Stock Purchase Agreement dated July 28, 2000 by and among LaSalle Hotel Operating Partnership, L.P. and LaSalle Hotel Co-Investment, Inc., LPI Charities and LaSalle Hotel Properties (8)

10.39	Amended and Restated Senior Unsecured Credit Agreement entered into on June 9, 2005 among Bank of Montreal, Bank of America, N.A., the other lenders named therein and LaSalle Hotel Operating Partnership, L.P. (15)

10.40	Guaranty and Contribution Agreement made as of June 9, 2005 by LaSalle Hotel Properties and certain of its subsidiaries (15)

10.41	Environmental Indemnification Agreement made as of June 9, 2005 by LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties and certain of their subsidiaries (15)

10.42	Termination and Services Agreement dated December 28, 2000 by and among LaSalle Hotel Properties, and LaSalle Hotel Advisors, Inc. and LaSalle Investment Management, Inc. (8)

10.43	Change in Control Severance Agreement between Jon E. Bortz and LaSalle Hotel Properties dated as of January 28, 2002 (10)*

10.44	Change in Control Severance Agreement between Hans S. Weger and LaSalle Hotel Properties dated as of January 28, 2002 (10)*

10.45	Change in Control Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties dated as of January 28, 2002 (10)*

12.1	Calculation of the Registrant’s Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (16)

21	List of subsidiaries

23	Consent of KPMG LLP

24.1	Power of Attorney (included in Part IV of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) and incorporated to Amendment No. 1 herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Form 8-K (No. 001-14045) report filed with the SEC on June 15, 1998 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Form 10-Q (No. 001-14045) filed with the SEC on August 14, 1998 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Form S-3 (No. 333-104054) filed with the SEC on March 27, 2003 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s Form 10-Q (No. 001-14045) filed with the SEC on May 12, 1999 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-125058) filed with the SEC on May 19, 2005 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Registrant’s Form 10-Q (No. 001-14045) filed with the SEC on August 2, 2000 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Registrant’s Form 10-K (No. 001-14045) filed with the SEC on March 27, 2001 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Registrant’s Form 8-K report filed with the SEC on March 12, 2002 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Form 10-K filed with the SEC on February 19, 2003 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on August 24, 2005 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on August 16, 2005 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on January 30, 2006 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on September 7, 2005 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on June 14, 2005 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-3ASR (No. 333-131384) and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on February 8, 2006 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on September 28, 2006 and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Form 8-K report filed with the SEC on November 17, 2006 and incorporated herein by reference.
(20)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K filed with the SEC on February 22, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: February 22, 2007	BY:	/s/ HANS S. WEGER
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

Date	Signature

February 22, 2007	/s/ JON E. BORTZ Jon E. Bortz	Chairman, President and Chief Executive Officer (Principal Executive Officer)

February 22, 2007	/s/ DARRYL HARTLEY-LEONARD Darryl Hartley-Leonard	Trustee

February 22, 2007	/s/ KELLY L. KUHN Kelly L. Kuhn	Trustee

February 22, 2007	/s/ WILLIAM S. MCCALMONT William S. McCalmont	Trustee

February 22, 2007	/s/ DONALD S. PERKINS Donald S. Perkins	Trustee

February 22, 2007	/s/ STUART L. SCOTT Stuart L. Scott	Trustee

February 22, 2007	/s/ DONALD A. WASHBURN Donald A. Washburn	Trustee

February 22, 2007	/s/ MICHAEL D. BARNELLO Michael D. Barnello	Chief Operating Officer and Executive Vice President of Acquisitions

February 22, 2007	/s/ HANS S. WEGER Hans S. Weger	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

LASALLE HOTEL PROPERTIES

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

LaSalle Hotel Properties:

We have audited the accompanying consolidated financial statements of LaSalle Hotel Properties (the Company) as listed in the accompanying Index to Financial Statements. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying Index to Financial Statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Chicago, Illinois

February 22, 2007

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

LaSalle Hotel Properties:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that LaSalle Hotel Properties (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaSalle Hotel Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that LaSalle Hotel Properties maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, LaSalle Hotel Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

LaSalle Hotel Properties acquired the House of Blues Hotel, Alexis Hotel, Hotel Solamar, Holiday Inn Manhattan Wall Street District and The Graciela Burbank during 2006, and management excluded from its assessment of the effectiveness of LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2006, these hotel’s internal control over financial reporting associated with total assets of $340.5 million and total revenues of $35.5 million included in the consolidated financial statements of LaSalle Hotel Properties as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of LaSalle Hotel Properties also excluded an evaluation of the internal control over financial reporting of these hotels.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaSalle Hotel Properties as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 22, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

February 22, 2007

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31, 2006	December 31, 2005
Assets:
Investment in hotel properties, net (Note 4)	$1,932,141	$1,392,344
Property under development (Note 4)	60,549	11,681
Investment in joint venture (Note 2)	—	978
Cash and cash equivalents	63,026	10,153
Restricted cash reserves (Notes 2 and 9)	18,389	20,845
Rent receivable	2,884	2,238
Hotel receivables (net of allowance for doubtful accounts of approximately $713 and $987, respectively)	24,030	17,678
Deferred financing costs, net	3,733	4,504
Deferred tax asset (Note 15)	16,700	18,176
Prepaid expenses and other assets	29,999	21,021

Total assets	$2,151,451	$1,499,618

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 8)	$—	$30,655
Bonds payable (Note 8)	42,500	42,500
Mortgage loans (including unamortized premium of $978 and $615, respectively) (Note 8)	767,477	489,660
Accounts payable and accrued expenses	81,488	47,992
Advance deposits	6,986	4,623
Accrued interest	3,935	2,531
Distributions payable	12,885	8,239

Total liabilities	915,271	626,200
Minority interest of common units in Operating Partnership (Notes 2 and 10)	3,686	2,597
Minority interest of preferred units in Operating Partnership (Notes 2 and 10)	87,428	59,739
Commitments and contingencies (Note 9)	—	—
Shareholders’ Equity:
Preferred shares, $.01 par value, (liquidation preference $394,048 and $206,548 at December 31, 2006 and December 31, 2005, respectively), 20,000,000 shares authorized, 15,761,900 and 8,261,900 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively (Note 10)	158	83
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized and 40,108,169 and 36,053,809 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively (Note 10)	401	361
Additional paid-in capital, net of offering costs of $46,546 and $36,790 at December 31, 2006 and December 31, 2005, respectively	1,219,351	894,976
Accumulated other comprehensive income (Note 12)	—	1,353
Distributions in excess of retained earnings	(74,844)	(85,691)

Total shareholders’ equity	1,145,066	811,082

Total liabilities and shareholders’ equity	$2,151,451	$1,499,618

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2006	2005	2004
Revenues:
Hotel operating revenues:
Room revenue	$381,497	$225,920	$152,100
Food and beverage revenue	168,314	115,699	86,404
Other operating department revenue	45,591	30,605	23,291

Total hotel operating revenues	595,402	372,224	261,795
Participating lease revenue	25,401	21,527	18,635
Other income	6,050	862	187

Total revenues	626,853	394,613	280,617

Expenses:
Hotel operating expenses:
Room	86,591	54,138	38,912
Food and beverage	114,539	78,828	59,951
Other direct	23,067	17,177	13,349
Other indirect (Note 14)	166,484	106,525	74,486

Total hotel operating expenses	390,681	256,668	186,698
Depreciation and amortization	78,966	48,850	38,933
Real estate taxes, personal property taxes and insurance	29,242	15,792	11,891
Ground rent (Note 9)	6,433	3,986	3,493
General and administrative	12,442	10,301	8,398
Lease termination expense (Note 9)	800	1,000	850
Other expenses	3,010	185	632

Total operating expenses	521,574	336,782	250,895

Operating income	105,279	57,831	29,722
Interest income	1,996	788	361
Interest expense	(42,409)	(24,354)	(15,349)

Income before income tax benefit, minority interest, equity in earnings of joint venture and discontinued operations	64,866	34,265	14,734
Income tax benefit (Note 15)	401	2,123	3,507
Minority interest of common units in Operating Partnership	(142)	(300)	(289)
Minority interest of preferred units in Operating Partnership	(4,485)	(1,419)	—
Equity in earnings of joint venture (Note 2)	38,420	753	853

Income from continuing operations	99,060	35,422	18,805

Discontinued operations:
Income (loss) from operations of properties disposed of, including gain on disposal of assets	—	(45)	4,614
Minority interest, net of tax	—	—	(68)
Income tax benefit (expense)	—	19	(128)

Net (loss) income from discontinued operations	—	(26)	4,418

Net income	99,060	35,396	23,223
Distributions to preferred shareholders	(25,604)	(14,629)	(12,532)

Net income applicable to common shareholders	$73,456	$20,767	$10,691

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations—Continued

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2006	2005	2004
Earnings per Common Share—Basic:
Income applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$1.86	$0.67	$0.23
Discontinued operations	—	—	0.16

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$1.86	$0.67	$0.39

Earnings per Common Share—Diluted:
Income applicable to common shareholders before discontinued operations	$1.85	$0.67	$0.23
Discontinued operations	—	—	0.16

Net income applicable to common shareholders	$1.85	$0.67	$0.39

Weighted average number of common shares outstanding:
Basic	39,356,881	30,637,644	26,740,506
Diluted	39,667,917	31,104,290	27,376,934

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except per share data)

	Preferred Shares	Treasury Shares	Common Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Retained Earnings	Total
Balance, December 31, 2003	51	—	241	482,330	—	(45,769)	436,853
Issuance of shares, net of offering costs	—	7,051	44	109,757	—	(165)	116,687
Repurchase of common shares (treasury shares)	—	(611)	—	—	—	—	(611)
Options exercised	—	43	6	6,353	—	(6)	6,396
Stock rights exercised	—	(6,490)	8	14,563	—	(2,842)	5,239
Unit conversions	—	—	—	1,155	—	—	1,155
Deferred compensation	—	7	—	(20)	—	—	(13)
Amortization of deferred compensation	—	—	—	1,272	—	—	1,272
Unrealized gain on interest rate derivatives	—	—	—	—	965	—	965
Distributions on common stock ($0.90 per share)	—	—	—	—	—	(24,558)	(24,558)
Distributions on preferred stock	—	—	—	—	—	(12,534)	(12,534)
Net income	—	—	—	—	—	23,223	23,223

Balance, December 31, 2004	$51	$—	$299	$615,410	$965	$(62,651)	$554,074

Issuance of shares, net of offering costs	32	1,896	56	266,706	—	(10,154)	258,536
Repurchase of common shares (treasury shares)	—	(1,046)	—	—	—	—	(1,046)
Options exercised	—	75	2	2,678	—	(21)	2,734
Stock rights exercised	—	(1,890)	1	1,889	—	—	—
Unit conversions	—	—	3	7,954	—	—	7,957
Deferred compensation	—	965	—	(929)	—	(42)	(6)
Amortization of deferred compensation	—	—	—	1,268	—	—	1,268
Unrealized gain on interest rate derivatives	—	—	—	—	388	—	388
Distributions on common stock ($1.08 per share)	—	—	—	—	—	(33,590)	(33,590)
Distributions on preferred stock	—	—	—	—	—	(14,629)	(14,629)
Net income	—	—	—	—	—	35,396	35,396

Balance, December 31, 2005	$83	$—	$361	$894,976	$1,353	$(85,691)	$811,082

Issuance of shares, net of offering costs	75	216	37	320,516	—	(26)	320,818
Repurchase of common shares (treasury shares)	—	(1,016)	—	—	—	—	(1,016)
Options exercised	—	67	—	467	—	(50)	484
Unit conversions	—	810	1	1,607	—	(408)	2,010
Deferred compensation	—	(77)	2	66	—	—	(9)
Amortization of deferred compensation	—	—	—	1,719	—	—	1,719
Unrealized loss on interest rate derivatives	—	—	—	—	(300)	—	(300)
Reclassification of unrealized gain	—	—	—	—	(1,053)	—	(1,053)
Distributions on common stock ($1.56 per share)	—	—	—	—	—	(62,125)	(62,125)
Distributions on preferred stock	—	—	—	—	—	(25,604)	(25,604)
Net income	—	—	—	—	—	99,060	99,060

Balance, December 31, 2006	$158	$—	$401	$1,219,351	$—	$(74,844)	$1,145,066

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$99,060	$35,396	$23,223
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	78,966	48,850	39,046
Amortization of deferred financing costs and mortgage premiums	2,209	1,638	2,268
Minority interest in LaSalle Hotel Operating Partnership, L.P.	4,627	1,719	357
Gain on sale of property disposed of	—	—	(2,636)
Gain on extinguishment of debt	—	—	(70)
Gain on disposition of minority interest in other partnerships	—	—	(10)
Income tax expense (benefit)	1,476	(3,676)	(4,076)
Deferred compensation	1,710	1,262	1,259
Allowance for Doubtful accounts	(274)	732	6
Equity in earnings of unconsolidated entities	(38,420)	(753)	(853)
Changes in assets and liabilities:
Rent receivable	(646)	(711)	589
Hotel receivables	(4,394)	(4,037)	2,718
Prepaid expenses and other assets	(7,628)	(561)	(7,286)
Accounts payable and accrued expenses	19,550	5,840	372
Advance deposits	1,361	(740)	559
Accrued interest	1,404	1,350	(307)

Net cash flow provided by operating activities	159,001	86,309	55,159

Cash flows from investing activities:
Improvements and additions to hotel properties	(65,821)	(53,596)	(37,161)
Acquisition of hotel properties	(525,054)	(347,505)	(181,020)
Distributions from joint venture	39,398	1,116	3,000
Purchase of office furniture and equipment	(166)	(108)	(441)
Funding of restricted cash reserves	(23,724)	(18,408)	(7,444)
Proceeds from restricted cash reserves	26,384	4,993	22,002
Proceeds from sale of investment in hotel properties	—	—	28,596

Net cash flow used in investing activities	(548,983)	(413,508)	(172,468)

Cash flows from financing activities:
Borrowings under credit facilities	491,721	547,761	304,315
Repayments under credit facilities	(522,376)	(517,106)	(304,315)
Proceeds from mortgage loans	302,680	59,600	91,400
Repayments of mortgage loans	(60,893)	(3,126)	(64,732)
Mortgage loan premium	—	—	(1,945)
Payment of deferred financing costs	(1,086)	(1,863)	(1,592)
Purchase of treasury shares	(1,016)	(1,046)	—
Proceeds from exercise of stock options	484	2,736	12,060
Proceeds from issuance of preferred shares	187,500	79,250	—
Proceeds from issuance of common shares	142,884	190,171	119,625
Payment of preferred offering costs	(4,642)	(2,318)	—
Payment of common offering costs	(5,126)	(2,664)	(3,392)
Distributions-preferred shares/ units	(27,225)	(13,498)	(12,532)
Distributions-common shares/ units	(60,050)	(32,647)	(24,242)

Net cash flow provided by financing activities	442,855	305,250	114,650

Net change in cash and cash equivalents	52,873	(21,949)	(2,659)
Cash and cash equivalents, beginning of year	10,153	32,102	34,761

Cash and cash equivalents, end of year	$63,026	$10,153	$32,102

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

As of December 31, 2006, the Company owned interests in 32 hotels with approximately 9,000 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 30 of the hotels are leased to the Company’s taxable-REIT subsidiary, LaSalle Hotel Lessee, Inc. (LHL), or a wholly-owned subsidiary of LHL. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned approximately 99.7% of the common units of the Operating Partnership at December 31, 2006. The remaining 0.3% is held by limited partners who hold 103,530 limited partnership common units at December 31, 2006. Common units of the Operating Partnership are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. A limited partner owns 2,348,888 Series C Preferred Units of limited interest in the Operating Partnership having an aggregate liquidation value of approximately $58,722 and bearing an annual cumulative distribution of 7.25% on the liquidation preference. In addition, a limited partner owns 1,098,348 Series F Preferred Units of limited interest in the Operating Partnership, having an aggregate liquidation value of approximately $27,459 and bearing an annual cumulative distribution based on a floating rate equal to the London Interbank Offered Rate (LIBOR) plus 150 basis points on the liquidation preference. The Series C Preferred Units are redeemable for cash, or at the election of the Company, 7.25% Series C Cumulative Redeemable Preferred Shares of beneficial interest of the Company. The Series F Preferred Units are redeemable for cash or, at the election of the Company, common shares of the Company. The hotels are leased under participating leases that provide for rental payments equal to the greater of (i) base rent or (ii) participating rent based on fixed percentages of gross hotel revenues.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, LHL and their subsidiaries in which they have a controlling interest. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. Borrowings under the senior unsecured credit facility, borrowings under LHL’s credit facility and the Massachusetts Port Authority Special Project Revenue Bonds bear interest at variable market rates, the carrying values of which approximate market value at December 31, 2006 and 2005, respectively. The carrying amount of the Company’s other debt approximates fair value. The carrying amount of the Company’s other financial instruments approximates fair value because of the relatively short maturities of these instruments.

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

The Company periodically reviews the carrying value of each hotel to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel to reflect the hotel at fair value. The Company does not believe that there are any facts or circumstances indicating impairment in the carrying value of any of its hotels.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a hotel is considered held for sale when a contract for sale is entered into, a substantial, non refundable deposit has been committed by the purchaser, and sale is expected to occur within one year.

Interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the years ended December 31, 2006, 2005 and 2004 was $2,589, $1,178 and $783, respectively.

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

Investment in Joint Venture

Investment in joint venture represents the Company’s non-controlling 9.9% equity interest in each of (i) the joint venture that owned the Chicago Marriott Downtown (“Chicago 540 Hotel Venture”) and (ii) Chicago 540 Lessee, Inc., both of which were associated with the Chicago Marriott Downtown. The Company accounted for its investment in joint venture under the equity method of accounting, and received an annual preferred return in addition to its pro rata share of annual cash flow.

Chicago 540 Hotel Venture was subject to a $140,000 mortgage loan secured by the Chicago Marriott Downtown. The mortgage was due to expire in April of 2006. Chicago 540 Hotel Ventures was also subject to a $5,750 Furniture, Fixture and Equipment (“FF&E”) credit facility to be used for partial funding of the FF&E costs related to the property. On February 22, 2006, Chicago 540 Hotel Venture refinanced its existing mortgage and FF&E credit facility into a new $220,000 mortgage loan. Proceeds from the refinancing in excess of the amounts to pay off the previous loans were distributed to the owners in accordance with the partnership agreement. On March 25, 2006, Chicago 540 Hotel Venture sold the Chicago Marriott Downtown for an aggregate purchase price of $306,000 and recognized a gain on the sale of approximately $152,590. Proceeds from the sale were used to pay off the refinanced mortgage, make a distribution to the owners, and the remaining amount was retained to settle any post closing adjustments. The remaining cash was distributed to the owners in accordance with the partnership agreement after post-closing adjustments were settled. Chicago 540 Hotel Venture incurred interest expense of $3,439 and $8,851 for the years ended December 31, 2006 and 2005, respectively. The Company recognized its share of the gain on sale of $38,402 in March 2006, which is included in equity in earnings of joint venture in the consolidated statements of operations. The Company received a preferential distribution of the sale proceeds above its 9.9% equity interest due to the joint venture achieving certain return thresholds.

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2006, approximately 7.7% of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company utilizes derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.

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

Restricted Cash Reserves

At December 31, 2006, the Company held $18,389 in restricted cash reserves. Included in such amounts are (i) $12,767 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, and (ii) $5,622 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses.

Deferred Financing Costs

Financing costs related to long-term debt are recorded at cost and are amortized as interest expense over the life of the related debt instrument. Accumulated amortization at December 31, 2006 and 2005 was $3,539 and $9,017, respectively.

Revenue Recognition

For properties not leased by LHL, the Company recognizes lease revenue on an accrual basis pursuant to the terms of each participating lease. Base and participating rent are each recognized based on quarterly thresholds pursuant to each participating lease (see Note 13). For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations. For retail operations, revenue is recognized on a straight line basis over the life of the retail leases. Revenue from retail operations is included in other income in the accompanying consolidated statement of operations.

For the Lansdowne Resort, the Company defers golf membership fees and recognizes revenue over the average expected life of an active membership (currently six years) on a straight-line basis. Golf membership, social membership, health club and executive club annual dues are recognized as earned throughout the membership year. As of December 31, 2006 and 2005, deferred membership revenue was $8,832 and $7,878, respectively. The Company recorded revenue of $2,231, $1,751 and $956 for the years ended December 31, 2006, 2005 and 2004, respectively.

Minority Interest

Minority interest in the Operating Partnership represents the limited partners’ proportionate share of the equity in the Operating Partnership. At December 31, 2006, the limited partners held 103,530 common units of limited partnership interest. At December 31, 2006, the limited partners held 2,348,888 Series C Preferred Units and 1,098,348 Series F Preferred Units. Income is allocated to the common unit minority interest based on the weighted average percentage ownership throughout the year and to the preferred unit minority interest based upon their respective percentage of the liquidation preference.

Outstanding Operating Partnership units of limited partnership interest are redeemable for cash or, at the option of the Company, for a like number of shares of beneficial interest of the Company.

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 share option and incentive plan. Accordingly, no compensation costs were recognized for stock options granted to the Company’s employees, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123 prospectively for all options granted to employees and members of the Board of Trustees. No options were granted during 2006, 2005 and 2004. Options granted under the 1998 share option and incentive plan vest over three to four years, therefore the costs related to stock-based compensation for 2006, 2005 and 2004 are less than that which would have been recognized if the fair value based method had been applied to all grants since the original effective date of Statement No. 123.

The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 share option and incentive plan. Accordingly, no compensation costs have been recognized. Had compensation cost for all of the options granted under the Company’s 1998 share option and incentive plan been determined in accordance with the method required by Statement No. 123, the Company’s net income and net income per common share for 2005 and 2004 would approximate the pro forma amounts below (in thousands, except per share data).

	2005	2004
	Pro Forma	Pro Forma
Net income available to common shareholders	$20,767	$10,691
Stock-based employee compensation expense	(30)	(76)

Proforma net income	$20,737	$10,615

Proforma net income per common share:
Basic (after dividends paid on unvested restricted shares)	$0.67	$0.39

Diluted (before dividends paid on unvested restricted shares)	$0.67	$0.39

Reclassification

Certain 2005 and 2004 financial statement accounts have been reclassified to conform with 2006 presentations.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (“FIN 48”), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company beginning January 1, 2007. The Company does not believe adoption will have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Market Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. The Company does not believe adoption will have a material impact on the Company’s results of operations or financial position.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. Adoption did not have a material impact on the Company’s results of operations or financial position.

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

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares of beneficial interest outstanding during the year excluding the weighted average number of unvested restricted shares. Diluted earnings per share is based on the weighted average number of common shares of beneficial interest outstanding plus the effect of in-the-money stock options and unvested restricted shares.

3. Acquisition of Hotel Properties

On January 6, 2005, the Company acquired a 100% interest in the Hilton San Diego Gaslamp Quarter, a 282-room urban upscale full-service hotel located in the historic Gaslamp district of San Diego, California for $85,120. The source of funding for the acquisition was the Company’s senior unsecured credit facility, a portion of which was repaid when the Company entered into a mortgage agreement secured by the Gaslamp property in June 2005. The property is leased to LHL and is managed by Davidson Hotel Company.

On January 10, 2005, the Company acquired a 100% interest in The Grafton on Sunset, an upscale full-service hotel with 108 well-appointed guestrooms and suites, located in the heart of West Hollywood, for $25,540. The source of funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL and is managed by Outrigger Lodging Services.

On May 18, 2005, the Company acquired a 100% interest in the Onyx Hotel, an urban, luxury full-service hotel with 112 well-appointed guestrooms, located in historic downtown Boston, for approximately $28,671. The source of funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL and is managed by Kimpton Hotel & Restaurant Group, LLC.

On August 31, 2005, the Company acquired a 100% interest in the Westin Copley Place, a 803-room, AAA Four Diamond, urban full-service hotel located in downtown Boston, Massachusetts, for aggregate consideration of $324,000 after expenses. The source of funding for the acquisition was the assumption of a $210,000 first mortgage on the property which does not allow for prepayment without penalty prior to May 31, 2015, $58,722 in preferred units of the Operating Partnership and the balance with proceeds from the Company’s senior unsecured credit facility. The property is leased to LHL, and Starwood Hotels and Resorts continues to manage the property. Pursuant to the acquisition of the Westin Copley Place, the Company entered into a Tax Reporting and Protection Agreement (the “Tax Agreement”) with SCG Copley Square LLC (“SCG”). Under the Tax Agreement, the Company is required, among other things, to indemnify SCG (and its affiliates) for certain income tax liabilities that such entities would incur if the Westin Copley Place was transferred by the Company in a taxable transaction or if the Company fails to maintain a certain level of indebtedness with respect to the Westin Copley Place or its operations. The obligations of the Company under the Tax Protection Agreement (i) do not apply in the case of a foreclosure of the Westin Copley Place, if certain specified requirements are met, (ii) are limited to $20,000 (although a limitation of $10,000 is applicable to certain specified transactions), and (iii) terminate on the earlier of the tenth anniversary of the Company’s acquisition of the Westin Copley Place or January 1, 2016. The Company believes that the likelihood that the Company will be required to pay under the Tax Agreement is remote, and therefore, a liability has not been recorded.

On December 8, 2005, the Company acquired a 100% interest in the Hotel Deca (formerly University Tower Hotel), an urban, upscale full-service hotel with 158 stylish guestrooms located in Seattle’s University District, two blocks from the University of Washington and within minutes of downtown Seattle, Washington, for approximately $26,400. The source of funding for the acquisition was the assumption of an approximately $10,761 first mortgage on the property and the balance with the Company’s senior unsecured credit facility. The Company leases the hotel to LHL, and Noble House Hotels and Resorts was selected to manage the property.

On December 15, 2005, the Company acquired a 100% interest in the Hilton San Diego Resort, a AAA Four Diamond, full-service resort with 357 guestrooms/suites, located directly on the waterfront of Mission Bay Park, the largest aquatic preserve in the United States, for approximately $90,392. The source of funding for the acquisition was the December 9, 2005 common share equity offering and the Company’s senior unsecured credit facility. The property is leased to LHL, and Noble House Hotels and Resorts was selected to manage the property.

On December 16, 2005, the Company acquired a 100% interest in the Holiday Inn Downtown and renamed it the Washington Grande Hotel, an urban, full-service hotel with 212 guestrooms, located in the heart of downtown Washington, DC, for approximately $44,600. The source of funding for the acquisition was the Company’s senior unsecured credit facility. On February 21, 2006, the Washington Grande Hotel was closed for renovations. After completion of the renovation and repositioning, the hotel will be operated as a luxury high-style, independent hotel. The property was reclassified from investment in hotel properties to property under development on the accompanying consolidated balance sheet.

On January 27, 2006, the Company acquired a 100% interest in the Le Parc Suite Hotel, a 154-room, upscale, full-service hotel located in West Hollywood, California, for $47,000. The source of the funding for the acquisition was the Company’s senior unsecured credit facility and assumption of debt. The property is leased to LHL, and Outrigger Lodging Services was retained to manage the property.

On March 1, 2006, the Company acquired a 100% interest in the House of Blues Hotel, a 353-room, full-service hotel and related Marina City retail and parking facilities, located in Chicago, Illinois, for $114,500. The source of the funding for the acquisition was proceeds from the February 2006 equity offerings and the Company’s senior unsecured credit facility. The property is leased to LHL, and Gemstone Hotels & Resorts, LLC was retained to manage the property.

On March 1, 2006, the Company acquired a 100% interest in the Westin Michigan Avenue, a 751-room, upscale, full-service hotel located in Chicago, Illinois, for $214,700. The source of the funding for the acquisition was proceeds from the February 2006 equity offerings and the Company’s senior unsecured credit facility. The property is leased to LHL, and Starwood Hotels & Resorts continues to manage the property.

On June 15, 2006, the Company acquired a 100% interest in the Alexis Hotel, a 109-room, upscale, full-service hotel located in Seattle, Washington, for $38,005. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL, and Kimpton Hotel & Restaurant Group LLC continues to manage the property.

On August 1, 2006, the Company acquired a 100% interest in the Hotel Solamar, a 235-room, upscale, full-service hotel located in San Diego, California, for $87,000. The hotel is subject to a ground lease which expires on December 30, 2102. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL, and Kimpton Hotel & Restaurant Group LLC continues to manage the property.

On November 17, 2006, the Company acquired a 100% interest in the Holiday Inn Manhattan Wall Street District, a 138-room, urban, full-service hotel located in New York, New York for approximately $50,500. The source of the funding for the acquisition consisted of the Company’s assumption of an approximately $20,000 first mortgage on the property and the Company’s issuance of 70,000 common partnership units and 1,098,348 Series F Preferred Units. The property is leased to LHL, and Thompson Hotels was selected to manage the property.

On December 19, 2006, the Company acquired a 100% interest in The Graciela Burbank, a 99-room, luxury full-service hotel located in Burbank, California for approximately $36,500. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL, and Outrigger Lodging Services was selected to manage the property.

The following condensed pro forma financial information is presented as if the acquisitions as discussed above had been consummated and leased as of January 1, 2005.

	For the year ended December 31,
	2006	2005
Total revenues	$667,933	$612,011
Net income applicable to common shareholders of beneficial interest	$70,321	$18,654
Net income applicable to common shareholders of beneficial interest per weighted average common share:
basic (after dividends paid on unvested restricted shares)	$1.75	$0.46
diluted (before dividends paid on unvested restricted shares)	$1.75	$0.46
Weighted average number of common shares outstanding
basic	39,917,499	39,917,499
diluted	40,228,895	40,228,895

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2006 and 2005 consists of the following:

	December 31, 2006	December 31, 2005
Land	$210,358	$140,874
Buildings and improvements	1,754,034	1,287,192
Furniture, fixtures and equipment	264,395	190,118

	2,228,787	1,618,184
Accumulated depreciation	(296,646)	(225,840)

	$1,932,141	$1,392,344

The December 31, 2006 balance of investment in hotel properties excludes $60,549 of property under development primarily for LaGuardia Airport Marriott, San Diego Paradise Point Resort, Lansdowne Resort, Hilton Alexandria Old Town, Chaminade Resort and Conference Center, Hilton San Diego Resort, Washington Grande Hotel and Alexis Hotel. The December 31, 2005 balance of investment in hotel properties excludes $11,681 of property under development for Lansdowne Resort, San Diego Paradise Point Resort, Sheraton Bloomington Hotel Minneapolis South and Chaminade Resort and Conference Center.

The hotels owned as of December 31, 2006 are located in California (nine), the District of Columbia (seven), Indiana, Illinois (two), Massachusetts (three), Minnesota, New Jersey, New York (two), Rhode Island, Texas, Virginia (two) and Washington State (two).

5. Notes Receivable

The Company provided working capital to LHL and the other lessees in exchange for working capital notes receivable. As of December 31, 2006 and 2005, the working capital notes receivable from third party lessees was $217 and $295, respectively. The working capital notes receivable bear interest at 5.6% per annum and have terms identical to the terms of the related participating lease. The working capital notes receivable are payable in monthly installments of interest only.

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

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company did not allocate any interest to discontinued operations for the years ended December 31, 2006, 2005, or 2004.

7. Disposition of Land

On March 15, 2005, the Company sold approximately eight acres of land located at the Lansdowne Resort for $1,500, resulting in income of approximately $418, net of closing cost, which is included in other income on the consolidated financial statements. At the time the Company purchased the Lansdowne Resort, the seller had entered into a contract with a third party for the sale of the eight acres. The eight acre contract was assigned to the Company at closing and the purchase/sale agreement related to the acquisition of the resort required the Company to pay the seller upon completion of the sale $1,080 of net sale proceeds which represented the expected sales price for the land. On March 21, 2005, the Company made the $1,080 payment to the seller resulting in the gain of $418.

8. Long-Term Debt

Debt at December 31, 2006 and December 31, 2005, consisted of the following (in thousands):

	Interest Rate at December 31, 2006	Maturity Date	Balance Outstanding at December 31,
Debt			2006	2005
Credit facilities
Senior Unsecured Credit Facility	Floating	June 2008	$—	$30,000
LHL Unsecured Credit Facility	Floating	June 2008	—	655
Massport bonds
Harborside Hyatt Conference Center & Hotel (taxable) (b)	Floating (a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt) (b)	Floating (a)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Indianapolis Marriott Downtown (c)			—	57,000
Le Parc Suite Hotel	7.78%	May 2008	15,295	—
Holiday Inn Manhattan Wall Street District	Floating (d)	November 2008	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009	40,744	41,744
San Diego Paradise Point Resort	5.25%	February 2009	61,182	62,559
Hilton Alexandria Old Town	4.98%	September 2009	32,802	33,534
Le Montrose Suite Hotel	8.08%	July 2010	13,629	13,847
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	—
Hotel Deca	6.28%	August 2014	10,567	10,761
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	—
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	—

Mortgage Loans			766,499	489,045
Unamortized Loan Premium (e)			978	615

Total mortgage loans			767,477	489,660

Total debt			$809,977	$562,815

(a)	Variable interest rate based on a weekly floating rate. The interest rate at December 31, 2006 was 5.38% and 4.01% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.
(c)	This note was repaid in June 2006.
(d)	Mortgage debt bears interest at London InterBank Offering Rate plus 0.75%. The interest rate at December 31, 2006 was 6.10%.
(e)	The unamortized loan premiums includes $428 and $550 for Le Parc Suite Hotel and Hotel Deca, respectively, as of December 31, 2006, and $615 for Hotel Deca as of December 31, 2005.

Future scheduled debt principal payments at December 31, 2006 are as follows (dollars in thousands):

2007	$4,185
2008	38,833
2009	128,434
2010	13,108
2011	1,826
Thereafter	622,613

808,999
Premium on mortgage loan	978

$809,977

Credit Facility

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $300,000. On June 9, 2005, the Company amended the credit facility to extend the credit facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) 90% of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2006, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2006 and 2005, the weighted average interest rate for borrowings under the senior unsecured credit facility was approximately 7.1% and 5.0%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2006. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of approximately $520 and $513 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the Company had zero and $30,000, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the credit facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2006, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for the borrowings under the LHL credit facility for the years ended December 31, 2006 and 2005 was 6.7% and 4.9%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an immaterial commitment fee for each of the years ended December 31, 2006 and 2005. At December 31, 2006 and 2005, the Company had zero and $655, respectively, of outstanding borrowings under LHL credit facility.

Bonds Payable

The Company is the obligor with respect to a $37,100 tax-exempt special project revenue bond and $5,400 taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “MassPort Bonds”). The MassPort Bonds, which mature on March 1, 2018, bear interest based on a weekly floating rate and have no principal reductions prior to their scheduled maturities. The MassPort Bonds may be redeemed at any time at the Company’s option without penalty. On February 15, 2006, the tax-exempt special project revenue refunding bonds and the taxable special project revenue refunding bonds, issued by the Massachusetts Port Authority, were remarketed with the supporting letters of credit being provided by the Royal Bank of Scotland, replacing General Electric Capital Corporation. The letters of credit expire on February 14, 2009 unless extended per the agreements. The annual maintenance fee for the supporting letters of credit was reduced from 2% to 1.35%. The bonds are secured by the letters of credit and the letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. If the Royal Bank of Scotland fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay-off the bonds. For the years ended December 31, 2006 and 2005, the weighted average interest rate on the MassPort bonds was 3.7% and 2.6%, respectively. Interest expense for the years ended December 31, 2006 and 2005 was $1,564 and $1,109, respectively. In addition to interest payments, the Company incurs a 1.35% annual maintenance fee, which is included in amortization of deferred finance fees. At December 31, 2006, the Company had outstanding bonds payable of $42,500.

Mortgage Loans

The Company’s mortgage loans are secured by the respective property. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.

On January 27, 2006, in connection with the acquisition of the Le Parc Suite Hotel, the Company assumed a $15,667 mortgage secured by the Le Parc Suite Hotel. The mortgage loan matures on May 1, 2008 and does not allow prepayment without penalty. The mortgage loan bears interest at 7.78% and has monthly interest and principal payments of $136. The Company recorded the mortgage loan at its fair value, and recorded a loan premium of $713 which was recorded as an increase in the carrying value of the loan. The loan premium is amortized as an adjustment to interest expenses over the remaining life of the loan.

On March 3, 2006, the Company entered into a $140,000 10-year mortgage loan that is secured by the Westin Michigan Avenue. The mortgage loan matures on April 1, 2016 and does not allow for prepayment without penalty prior to January 1, 2016. The mortgage loan bears interest at a fixed rate of 5.75% and requires interest only payments for the first five years and interest plus principal payments on a 30-year amortization schedule for the last five years.

On June 8, 2006, the Company entered into a $101,780 10-year mortgage loan that is secured by the Indianapolis Marriott Downtown. The mortgage loan matures on July 1, 2016 and does not allow prepayment without penalty prior to December 31, 2015. The mortgage loan bears interest at a fixed rate of 5.99% and requires interest only payments for the first five years and interest plus principal payments on a 30-year amortization schedule for the last five years. Proceeds from the loan were used to pay-off the previous $57,000 mortgage secured by the hotel and reduce the Company’s outstanding balance on its credit facility. In conjunction with the loan refinancing, the related interest rate swap was terminated.

On November 15, 2006, the Company entered into a $60,900 seven-year mortgage that is secured by the Hotel Solamar. The mortgage loan matures on December 1, 2013 and does not allow for prepayment prior to June 1, 2013. The mortgage loan bears interest at a fixed rate of 5.49% and requires interest only payments for the first five years and interest plus principal payments on a 30-year amortization schedule for the last two years. Proceeds from the loan were used to pay down the Company’s outstanding balance on its credit facility.

In conjunction with the Holiday Inn Manhattan Wall Street District, the Company assumed a $20,000 two-year mortgage loan that is secured by the Holiday Inn Manhattan Wall Street District. The mortgage loan matures on November 16, 2008 and allows for prepayments without penalty. The Company recorded the mortgage loan at its fair value. The mortgage loan bears interest at a variable rate of LIBOR plus 0.75% and requires interest only payments through maturity.

9. Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, Hilton San Diego Resort and Hotel Solamar and the parking lot at Sheraton Bloomington Hotel Minneapolis South are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense for the years ended December 31, 2006, 2005 and 2004 was $6,433, $3,986 and $3,493, respectively. Future minimum ground lease payments (without reflecting future applicable Consumer Price Index increases) are as follows (dollars in thousands):

2007	$4,698
2008	4,698
2009	4,698
2010	4,698
2011	4,698
Thereafter	177,720

$201,210

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of December 31, 2006, $12,767 was available in restricted cash reserves for future capital expenditures.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Lehman Brothers (formerly Meridien) and related affiliates. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Lehman Brothers defaulted and that Lehman Brothers is not entitled to the payment of fair market value. The Company’s damage claims against Lehman Brothers went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3,903, plus post-judgment interest. Lehman Brothers has noticed an appeal and the Company has noticed an appeal as well. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Lehman Brothers was entitled to an award of approximately $5,700, subject to adjustment (reduction) by the courts to account for Lehman Brothers’ holdover. In order to dispute the arbitration decision, the Company was required to post a $7,800 surety bond, which was secured by $5,900 of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Lehman Brothers’ request for rehearing was denied on March 31, 2004, and Lehman Brothers did not petition to the Louisiana Supreme Court. In June 2004, the $7,800 surety bond was released and the $5,900 restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Lehman Brothers’ damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Lehman Brothers’ fraud claim, and re-determined fair market value to be $8,572, plus interest. On July 18, 2005, the Company posted a $8,633 surety bond, which was secured by $8,980 of restricted cash. On May 26, 2006, the trial court entered judgment awarding Lehman Brothers attorney’s fees of $4,130. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4,174 bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8,633 bond and obtained a new $12,807 letter of credit which serves as collateral for the $8,633 bond and the $4,174 bond.

In 2002, the Company recognized a net $2,520 contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. The Company believes, however, it is owed holdover rent per the lease terms due to Lehman Brothers’ failure to vacate the properties as required under the leases. The contingent lease termination expense was, therefore, net of the holdover rent the Company believes it is entitled to for both properties. In 2003, the Company adjusted this liability by additional holdover rent of $827 that it believes it is entitled to for the Dallas property. These amounts were recorded as other income in the Company’s December 31, 2003 consolidated statement of operations. The contingent lease termination expense recognized cumulatively since 2002 is comprised of (dollars in thousands):

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Expense Recognized Year Ended December 31, 2006	Cumulative Expense Recognized as of December 31, 2006
Estimated arbitration “award”	$5,749	$—	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	800	5,760
Holdover rent	(4,844)	—	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$800	$5,170

In September 2004, after evaluating the ongoing Lehman Brothers litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes. In June 2005, after further evaluation of the ongoing Lehman Brothers litigation, the Company accrued an additional $1,000 in legal fees due to timeline changes. In September 2006, after further evaluation of the ongoing Lehman Brothers litigation, the Company accrued an additional $800 in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of approximately $1,958 as of December 31, 2006, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Lehman Brothers, the Company is and will continue to challenge Lehman Brothers’ claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Lehman Brothers, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Lehman Brothers or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Lehman Brothers’ security deposit on both disputed properties with an aggregate value of approximately $3,300, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Lehman Brothers’ outstanding obligations. The judgment entered by the Dallas Court already incorporates a set-off in the amount of $989 attributable to the security deposit for the Dallas property.

The Company does not believe that the amount of any fees or damages it may be required to pay on any of the litigation related to Lehman Brothers will have a material adverse effect on the Company’s financial condition or results of operations, taken as a whole. The Company’s management has discussed this contingency and the related accounting treatment with the audit committee of its Board of Trustees.

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

Tax Indemnification Agreement

Pursuant to the acquisition of the Westin Copley Place, the Company entered into a Tax Reporting and Protection Agreement (the “Tax Agreement”) with SCG Copley Square LLC (“SCG”). Under the Tax Agreement, the Company is required, among other things, to indemnify SCG (and its affiliates) for certain income tax liabilities that such entities would incur if the Westin Copley Place was transferred by the Company in a taxable transaction or if the Company fails to maintain a certain level of indebtedness with respect to the Westin Copley Place or its operations. The obligations of the Company under the Tax Protection Agreement (i) do not apply in the case of a foreclosure of the Westin Copley Place, if certain specified requirements are met, (ii) are limited to $20,000 (although a limitation of $10,000 is applicable to certain specified transactions), and (iii) terminates on the earlier of the tenth anniversary of the Company’s acquisition of the Westin Copley Place or January 1, 2016. The Company believes that the likelihood that the Company will be required to pay under this Tax Agreement is remote, and therefore, a liability has not been recorded.

10. Shareholders’ Equity

Stock Purchase Rights

In connection with the acquisition of the initial hotels, the Company granted 1,280,569 rights to purchase common shares of beneficial interest at the exercise price of $18.00 per share. The Company has recorded these rights in shareholders’ equity at their fair value on the date of grant. All rights had a one-year vesting period and a 10-year term. In 2006, 2005 and 2004, zero, 198,000 and 921,583, respectively, stock purchase rights were exercised. At December 31, 2006, there were 160,986 exercisable rights remaining.

Common Shares of Beneficial Interest

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

On February 7, 2006, the Company completed an underwritten public offering of 3,250,000 common shares of beneficial interest, par value $0.01 per share. After deducting the underwriters discounts and commissions and other offering costs, the Company raised net proceeds of approximately $119,776. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes, including acquisitions. On February 27, 2006, the Company issued an additional 487,500 common shares pursuant to an over-allotment option for approximately $17,982 after deducting underwriting discounts and commissions.

Treasury Shares

Treasury shares are accounted for under the cost method. During the year ended December 31, 2006, the Company repurchased 30,054 common shares of beneficial interest related to (i) executives and employees surrendering shares to pay taxes at the time restricted shares vested, and (ii) forfeiture of restricted shares by employees leaving the Company. The Company re-issued 30,054 common shares of beneficial interest related to (i) shares issued for the Board of Trustees 2005 compensation; (ii) conversions of units into common shares of beneficial interest in January and March 2006, and (iii) executives and employees exercising stock options.

As of December 31, 2006, there were no common shares of beneficial interest in treasury.

Preferred Shares

On August 19, 2005, the Company completed an underwritten public offering of 3,000,000 shares of 7.50% Series D Cumulative Redeemable Preferred Shares (the Series D Preferred Shares), par value $0.01 per share (liquidation preference of $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $72,841. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. On August 30, 2005, the Company issued an additional 170,000 Series D Preferred Shares pursuant to the exercise of an over-allotment option for approximately $4,138 after deducting underwriting discounts and commissions.

In connection with the Westin Copley Place acquisition, on August 24, 2005, the Company designated 2,450,000 shares of the authorized but unissued preferred shares as 7.25% Series C Cumulative Redeemable Preferred Shares (the Series C Preferred Shares), par value $0.01 per share (liquidation preference of $25.00 per share). These shares were authorized in conjunction with the issuance of 2,348,888 7.25% Series C Preferred Units to facilitate the redemption of 7.25% Series C Preferred Units. As of December 31, 2006, there were no Series C Preferred Shares outstanding.

On February 8, 2006, the Company completed an underwritten public offering of 3,050,000 shares of 8.0% Series E Cumulative Redeemable Preferred Shares (the Series E Preferred Shares) par value $0.01 per share (liquidation preference $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $74,371. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes, including acquisitions. On February 16, 2006, the Company issued an additional 450,000 Series E Preferred Shares pursuant to an over-allotment option for approximately $10,984 after deducting underwriting discounts and commissions.

On November 17, 2006, the Company completed an underwritten public offering of 4,000,000 shares of 7.25% Series G Cumulative Redeemable Preferred Shares (the Series G Preferred Shares) par value $0.01 per share (liquidation preference of $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $97,515. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes, including redeeming the Company’s Series A Preferred Shares. The Company has given notice of its intent to redeem the Series A Preferred Shares on March 6, 2007.

The Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares (if and when issued), Series D Preferred Shares, Series E Preferred Shares and Series G Preferred Shares (collectively, the Preferred Shares) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company may not optionally redeem the Series A Preferred Shares, Series B Preferred Shares, Series D Preferred Shares, Series E Preferred Shares or Series G Preferred Shares, prior to March 6, 2007, September 30, 2008, August 24, 2010, February 8, 2011 and November 17, 2011, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT. The Company has given notice of its intent to redeem the Series A Preferred Shares. The redemption date is March 6, 2007. The Company is under no obligation to redeem. The Company may not optionally redeem the Series C Preferred Shares prior to January 1, 2021 except in limited circumstances relating to the Company’s continuing qualification as a REIT and during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. Accordingly, the Preferred Shares will remain outstanding indefinitely unless the Company decides to redeem them.

Common Operating Partnership Units

The outstanding units of limited partnership interest are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

On September 17, 2004, 41,596 units of limited partnership interest were converted to common shares. On May 10, 2005, 80,000 units of limited partnership interest were converted to common shares. On both July 8, 2005 and July 29, 2005, 80,000 (for a total of 160,000 units) common units of limited partnership interest were converted to common shares. On January 27, 2006 and March 29, 2006, 92,893 and 16,667, respectively, units of limited partnership interest were converted to common shares. On November 17, 2006, 70,000 common units of limited partnership interest were issued in connection with the acquisition of the Holiday Inn Manhattan Wall Street District.

As of December 31, 2006, the Operating Partnership had 103,530 units outstanding, representing a 0.3% partnership interest held by the limited partners.

Preferred Operating Partnership Units

On August 31, 2005, 2,348,888 7.25% Series C Preferred Units (the Preferred C Units) were issued in connection with the acquisition of the Westin Copley Place. The Preferred C Units have no stated maturity date or mandatory redemption. The Preferred C Units pay a cumulative, quarterly dividend at a fixed rate and are redeemable for 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $.01 par value per share, of the Company or cash at the Company’s election. The Company is not required to set aside funds to redeem the Preferred C Units and the Company may not optionally redeem the Preferred C Units prior to January 1, 2021, except the Company may redeem the Series C Preferred Units during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified. At December 31, 2006, the face value of the Preferred C Units and accrued but unpaid dividends was $59,739 and is recorded on the accompanying balance sheet as minority interest of preferred units in Operating Partnership net of original issuance costs of $47.

On November 17, 2006, 1,098,348 Series F Preferred Units (the Preferred F Units) were issued in connection with the acquisition of the Holiday Inn Manhattan Wall Street District. The Preferred F Units have no stated maturity date or mandatory redemption. The Preferred F Units pay a cumulative, quarterly dividend at a variable rate of LIBOR plus 150 basis points. The Company is not required to set aside funds to redeem the Preferred F Units and the Company may not optionally redeem the Preferred F Units prior to November 17, 2016. On or after November 17, 2016, the Partnership may redeem the Series F Preferred Units for cash at a redemption price of $25.00 per share. After the first anniversary of their issuance, the Preferred F Unit holder may require the Company to redeem the Preferred F Units. The Company may, at its election, satisfy the unit holders redemption right by paying cash or common shares of the Company. At December 31, 2006, the face value of the Preferred F Units and accrued but unpaid dividends was $27,689 and is recorded on the accompanying balance sheet as minority interest of preferred units in Operating Partnership net of original issuance costs.

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

The 1998 share option and incentive plan authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash for trustees’ fees, (iv) grants of common shares of beneficial interest in lieu of cash compensation, and (v) the making of loans to acquire common shares of beneficial interest in lieu of compensation. The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares of beneficial interest on the date of grant. Options under the plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three-year period. The duration of each option is also determined by the Compensation Committee; however, the duration of each option shall not exceed 10 years from date of grant.

On April 21, 2005, the common shareholders approved an amendment to the 1998 share option and incentive plan, increasing the number of common shares of beneficial interest authorized for issuance under the

1998 share option and incentive plan from 1,900,000 to 2,800,000. Accordingly, at December 31, 2006 and 2005, 2,800,000 were authorized for issuance under the 1998 share option and incentive plan. At December 31, 2006, there were 900,556 common shares available for future grant under the 1998 share option and incentive plan.

Service Condition Nonvested Share Awards

From time to time, the Company awards nonvested shares under the 1998 Share Option and Incentive Plan to members of the Board of Trustees, executives, and employees. The nonvested shares generally vest over three or four years based on continued employment. The Company measures compensation cost for the nonvested shares based upon the fair market value of its common stock at the date of grant. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations.

A summary of the Company’s nonvested shares as of December 31, 2006 is as follows:

	Number of shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2006	233,370	$15.03
Granted	174,739	43.74
Vested	(87,191)	14.06
Forfeited	(2,379)	32.32

Nonvested at December 31, 2006	318,539	$34.81

As of December 31, 2006, there was $9,373 of total unrecognized compensation costs related to nonvested share awards granted under the Plan. That cost is expected to be recognized over a weighted–average period of 2.1 years. The total fair value of shares vested during the year ended December 31, 2006 was $3,216. The compensation cost (net of forfeitures) for the Plan that has been included in general and administrative expenses in the accompanying statement of operations was $1,700, $1,262 and $1,259 for the years ended December 31, 2006, 2005 and 2005, respectively.

Long-term performance based share awards

On December 20, 2006, the Company’s Board of Trustees granted 31,490 performance-based awards of nonvested shares to executives. The actual amount of the award will be determined on January 1, 2010 and will depend on the “total return” of the Company’s common shares over a three-year period beginning with the closing price of the Company’s common stock on December 31, 2006, and ending with the closing price of the Company’s common stock on December 31, 2009. Forty percent of the award will be based on the Company’s “total return” (as defined below) compared to the total return of the companies in the NAREIT Equity Index. Forty percent of the award will be based on the Company’s total return compared to the total return of 10 companies in a designated peer group of the Company. The final twenty percent of the award will be based on the amount of the Company’s total return compared to a Board-established total return goal. The actual amount of the award will range from 0% to 200% of the target amount, depending on the performance analysis described immediately above. After the actual amount of the award is determined (or earned) on January 1, 2010, the earned shares will be issued and outstanding but a portion will be subject to further vesting. One-third of the earned amount will vest immediately on January 1, 2010, and the remaining two-thirds will vest in equal amounts on January 1, 2011, and January 1, 2012. Dividends will be deemed to have accrued on all of the earned shares, including those shares subject to further vesting, from December 31, 2006, until the determination date, January 1, 2010. Such accrued dividends will be paid to the awardee on or about January 1, 2010. Thereafter, the awardee is entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting. The fair value was determined by a third party valuation expert using a Monte Carlo valuation method. Assumptions used in the valuation consisted of the following:

Capital Market Assumptions

•

Factors associated with the underlying performance of the Company’s stock price and shareholder returns over the term of the performance awards including total stock return volatility and risk-free interest.

•

Factors associated with the relative performance of the Company’s stock price and shareholder returns when compared to those companies which compose the index including beta as a means to breakdown total volatility into market-related and company specific volatilities.

•	The valuation has been performed in a risk-neutral framework, so no assumption has been made with respect to an equity risk premium.

Employee Behavioral Assumptions

•	As termination of employment results in forfeiture of the award, demographic assumptions have not been used.

The assumptions used were as follows for each performance measure:

	Target Amounts	NAREIT Index	Peer Companies
Volatility	24.4%	24.4%	24.4%
Interest Rates	4.74%	4.74%	4.74%
Dividend Yield	1.32%	1.32%	1.32%
Stock Beta	N/A	.947	.967
Fair Value of Components of Award	$43.29	$51.47	$50.72
Weighting of total award	20%	40%	40%

A summary of the Company’s long-term performance based share awards as of December 31, 2006 is as follows:

	Number of shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	31,490	49.53
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2006	31,490	$49.53

As of December 31, 2006, there was $1,550 of total unrecognized compensation costs related to long-term performance based share awards granted under the Plan. That cost is expected to be recognized over a weighted–average period of 4.0 years. No long-term performance based share awards were vested as of December 31, 2006. The compensation cost related to long-term performance based share awards that has been included in general and administrative expenses in the accompanying statement of operations was $10 for the year ended December 31, 2006.

The Company issues common shares of beneficial interest to the independent members of the Board of Trustees for at least half of their compensation in lieu of cash. The Trustee’s may elect to receive the remaining half in cash or additional common shares. A portion of the shares issued may be deferred. These common shares are issued under the 1998 Share Option and Incentive Plan. The Company issued an aggregate of 7,274, 10,680 and 5,255 shares, including 3,667, 4,798 and 4,241 deferred shares, related to the Trustees’ compensation for the years 2006, 2005 and 2004, respectively.

A summary of the Company’s stock option activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006			2005			2004
	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Options outstanding at beginning of year		148,733	$11.05		246,533	$10.97		742,368	$11.25
Options granted		—	—		—	—		—	—
Options exercised		(56,733)	8.55		(97,800)	10.85		(490,503)	11.42
Options forfeited		—	—		—	—		(5,332)	8.55

Outstanding at end of the year		92,000	$12.59		148,733	$11.05		246,533	$10.97

Weighted average remaining life outstanding		4.5 years			5.6 years			6.3 years
Range of exercise prices	$ $	8.55 to 18.00		$ $	8.55 to 18.00		$ $	8.55 to 18.00
Exercisable at end of the year		92,000	$12.59		98,732	$12.31		204,866	$11.20
Available for future grant at year end		900,556			1,081,531			269,306
Weighted average per share fair value of options granted during the year		n/a			n/a			n/a

12. Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixed the LIBOR at 2.56% for the $57,000 of the Company’s mortgage loan secured by the Indianapolis Marriott Downtown, and therefore, fixed the mortgage rate at 3.56%. As of December 31, 2005, there was $1,353 in unrealized gain included in accumulated other comprehensive income. The hedge was effective in offsetting the variable cash flows; therefore, no gain or loss was realized during the year ended December 31, 2005. On June 8, 2006, the Company paid off the mortgage loan which was being hedged and, concurrently, terminated the interest rate swap. The Company received $1,053 in proceeds from the termination of the swap and reclassified $1,053 into earnings.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income/loss or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income/loss. Over time, the unrealized gains and losses reported in accumulated other comprehensive income/loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. For the years ended December 31, 2006 and 2005, the Company reclassified $550 and $444, respectively, of accumulated other comprehensive income to earnings as a reduction of interest expense. For the year ended December 31, 2004, the Company reclassified $504 of accumulated other comprehensive income to earnings as interest expense.

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

13. Participating Leases

The participating leases have non-cancelable terms ranging from five to 11 years (from commencement), subject to earlier termination upon the occurrence of certain contingencies, as defined. Each participating lease requires the applicable lessee to pay the greater of (i) base rent in a fixed amount or (ii) participating rent based on certain percentages of room revenue, food and beverage revenue, telephone revenue and other revenue at the applicable hotel. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating lease revenues from non-LHL leased properties, for the years ended December 31, 2006, 2005 and 2004 were $25,401, $21,527 and $18,635, of which $13,352, $9,886 and $7,376, respectively, was in excess of base rent. Rent from properties leased to LHL, a wholly-owned subsidiary, is eliminated in consolidation.

Future minimum rentals from non-LHL leased properties (without reflecting future applicable Consumer Price Index increases) to be received by the Company pursuant to the participating leases for each of the years in the period 2007 to 2009 are as follows.

2007	$12,355
2008	6,807
2009	943

$20,105

14. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL:

	For the year ended December 31,
	2006	2005	2004
General and administrative	$45,817	$32,249	$24,433
Sales and marketing	37,328	24,176	18,534
Repairs and maintenance	23,713	15,578	11,579
Utilities and insurance	25,069	15,467	10,231
Management and incentive fees	27,306	13,440	9,279
Franchise fees	5,249	4,071	2,465
Other expenses	2,002	1,589	1,297

Total other indirect expenses	166,484	106,570	77,818
Other indirect hotel operating expenses related to discontinued operations	—	(45)	(3,332)

Total other indirect expenses related to continuing operations	$166,484	$106,525	$74,486

As of December 31, 2006, LHL leases the following 30 hotels owned by the Company:

•	Seaview Resort and Spa
•	LaGuardia Airport Marriott *
•	Harborside Hyatt Conference Center & Hotel
•	Hotel Viking
•	Topaz Hotel
•	Hotel Rouge
•	Hotel Madera
•	Hotel Helix
•	Holiday Inn on the Hill
•	Sheraton Bloomington Hotel Minneapolis South
•	Lansdowne Resort
•	Westin City Center Dallas
•	Hotel George
•	Indianapolis Marriott Downtown
•	Hilton Alexandria Old Town
•	Chaminade Resort and Conference Center
•	Hilton San Diego Gaslamp Quarter
•	The Grafton on Sunset
•	Onyx Hotel
•	Westin Copley Place
•	Hotel Deca (formerly University Tower Hotel)
•	Hilton San Diego Resort
•	Washington Grande Hotel
•	Le Parc Suite Hotel
•	Westin Michigan Avenue
•	House of Blues Hotel
•	Alexis Hotel
•	Hotel Solamar
•	Holiday Inn Manhattan Wall Street District
•	The Graciela Burbank

*	LaGuardia Airport Marriott was sold on January 26, 2007.

The two remaining hotels in which the Company owns an interest are leased directly to affiliates of the current hotel operators of those respective hotels.

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2004 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of approximately $2,400 within 60 days of notification. On April 28, 2005, Marriott International made a cure payment of approximately $2,400 to avoid termination. On March 9, 2006, the Company notified Marriott again that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2005 as defined in the management agreement. On May 2, 2006, Marriott International made a cure payment of approximately $3,700 to avoid termination. Marriott may recoup these amounts in the event certain future operating performance thresholds are attained. Marriott has recouped $300 and $1,500 in 2006 and 2005, respectively. The remaining amount may still be recouped; therefore, the Company maintains a deferred liability of $4,300 and $900 as of December 31, 2006 and 2005, respectively, which is included in accounts payable and accrued expenses on the accompanying balance sheets.

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

For federal income tax purposes, the cash distributions paid to the Company’s common shareholders of beneficial interest and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. The following characterizes distributions paid per common share of beneficial interest and preferred share for the years ended December 31, 2006 (estimated), 2005 and 2004:

	2006		2005		2004
	$	%	$	%	$	%
	(estimated)
Common shares of beneficial interest
Ordinary income	$0.8159	52.30%	$0.9482	87.79%	$0.8032	89.24%
Return of capital	—	0.00%	0.1117	10.34%	—	—
Capital gain	0.3233	20.73%	0.0201	1.87%	—	—
Unrecaptured Section 1250 Gain	0.4208	26.97%	—	—	0.0968	10.76%

	$1.5600	100.00%	$1.0800	100.00%	$0.9000	100.00%

Preferred shares (Series A)
Ordinary income	$1.3435	52.43%	$2.5093	97.92%	$2.2895	89.35%
Capital Gain	0.5297	20.67%	0.0532	2.08%	—	—
Unrecaptured Section 1250 gain	0.6893	26.90%	—	—	0.2730	10.65%

	$2.5625	100.00%	$2.5625	100.00%	$2.5625	100.00%

Preferred shares (Series B)
Ordinary income	$1.0978	52.43%	$2.0503	97.92%	$1.8707	89.35%
Capital gain	0.4328	20.67%	0.0435	2.08%	0.2230	10.65%
Unrecaptured Section 1250 gain	0.5632	26.90%	—	0.00%	—	—

	$2.0938	100.00%	$2.0938	100.00%	$2.0937	100.00%

Preferred shares (Series D)
Ordinary income	$0.9831	52.43%	$0.1887	97.92%	$—	—
Capital gain	0.3875	20.67%	0.0040	2.08%	—	—
Unrecaptured Section 1250 gain	0.5044	26.90%	—	—	—	—

	$1.8750	100.00%	$0.1927	100.00%	$0.0000	0.00%

Preferred shares (Series E)
Ordinary income	$0.6729	52.43%	$—	—	$—	—
Capital gain	0.2605	20.30%	—	—	—	—
Unrecaptured Section 1250 gain	0.35	27.27%	—	—	—	—

	$1.2834	100.00%	$0.0000	0.00%	$0.0000	0.00%

Income tax benefit of $401 is comprised of state and local tax benefit of $1,539 (which includes a benefit of $1,687 for state and local income tax refunds and adjustments) on the Operating Partnership’s income and federal, state and local tax expense of $1,138 on LHL’s income of $3,555 before income tax expense.

The components of the LHL income tax (benefit) expense were as follows:

	For the year ended December 31,
	2006	2005	2004
Federal
Current	$—	$—	$—
Deferred	1,095	(2,728)	(2,921)
State & local
Current	(337)	65	115
Deferred	380	(948)	(1,015)

Total income tax expense (benefit)	$1,138	$(3,611)	$(3,821)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2006	2005	2004
“Expected” federal tax expense (benefit) at 34.5%	$1,227	$(3,056)	$(3,342)
State income tax expense (benefit), net of federal income tax effect	248	(620)	(563)
Other, net	(337)	65	84

Income tax expense (benefit)	$1,138	$(3,611)	$(3,821)

The components of LHL’s deferred tax assets as of December 31, 2006, 2005 and 2004 were as follows:

	December 31,
	2006	2005	2004
LHL Net operating loss	$10,764	$13,082	$10,648
Accrued vacation	1,788	1,349	1,416
Bad debts	201	316	106
Golf membership	3,687	3,289	2,330
AMT Credit Carryforward	111	—	—
Other	149	140	—

Total deferred tax assets	$16,700	$18,176	$14,500

For the year ended December 31, 2006, LHL recorded an income tax expense of $1,138 that is included in the accompanying consolidated financial statements. The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of December 31, 2006, the Company had a deferred tax asset of $16,700 primarily due to past year’s tax net operating losses. These loss carryforwards will expire in 2021 thru 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of deferred tax asset in the subsequent year cannot be reasonably estimated.

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

	For the year ended December 31,
	2006	2005	2004
Numerator:
Net income applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$73,456	$20,793	$6,273
Discontinued operations	—	(26)	4,418

Net income applicable to common shareholders before dividends paid on unvested restricted shares	73,456	20,767	10,691
Dividends paid on unvested restricted shares	(312)	(225)	(232)

Net income applicable to common shareholders, after dividends paid on unvested restricted shares	$73,144	$20,542	$10,459

Denominator:
Weighted average number of common shares—basic	39,356,881	30,637,644	26,740,506
Effect of dilutive securities:
Unvested restricted shares	104,935	203,039	258,820
Common stock options	206,101	263,607	377,608

Weighted average number of common shares—diluted	39,667,917	31,104,290	27,376,934

Basic Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations and after dividends paid on unvested restricted shares	$1.86	$0.67	$0.23
Discontinued operations	—	—	0.16

Net income applicable to common shareholders per weighted average common share, after dividends paid on unvested restricted shares	$1.86	$0.67	$0.39

Diluted Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations	$1.85	$0.67	$0.23
Discontinued operations	—	—	0.16

Net income applicable to common shareholders per weighted average common share	$1.85	$0.67	$0.39

17. Comprehensive Income

For the year ended December 31, 2006, comprehensive income was $97,707. As of December 31, 2006 and 2005, the Company’s accumulated other comprehensive income was zero and $1,353, respectively. The change in accumulated other comprehensive income was entirely due to the Company’s unrealized gains on its interest rate derivative. For the years ended December 31, 2006 and 2005, the Company reclassified $1,353 and $444, respectively, of accumulated other comprehensive income to earnings as a reduction of interest expense.

18. Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2006	2005	2004
Interest paid, net of capitalized interest	$38,446	$21,642	$13,388

Interest capitalized	2,589	1,178	783

Income taxes paid, net of refunds	(209)	799	537

Distributions payable (common shares)	5,630	3,620	2,421

Distributions payable (preferred shares)	7,255	4,619	3,133

Redemption of Operating Partnership Units for common shares	2,010	7,957	1,155

Issuance of restricted shares to employee and executives, net	9,126	2,437	197

Issuance of common shares for board of trustees compensation	216	206	43

Repurchase of common shares (treasury)	(1,093)	(1,121)	(611)

In conjunction with the hotel dispositions, the Company disposed of the following assets and liabilities:
Sale of real estate	$—	$—	$(25,755)
Other assets	—	—	63
Liabilities	—	—	(268)
Gain on sale of properties disposed of	—	—	(2,636)

Disposition of hotel properties	$—	$—	$(28,596)

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$593,826	$626,930	$183,918
Mortgage loan assumed	(36,380)	(221,380)	—
Issuance of common and preferred units	(30,505)	(58,722)	—
Other assets	6,391	8,268	1,010
Liabilities	(8,278)	(7,591)	(3,908)

Acquisition of hotel properties	$525,054	$347,505	$181,020

19. Subsequent Events

On January 1, 2007, the Company repurchased 22,649 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued 3,607 of these treasury shares related to compensation to the Board of Trustees.

On January 12, 2007, the Company declared monthly cash distributions to shareholders of the Company and partners of the Operating Partnership, in the amount of $0.14 per common share of beneficial interest/unit for each of the months of January, February and March 2007.

On January 12, 2007, the Company paid its December 2006 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unit holders of record as of December 29, 2006.

On January 12, 2007, the Company paid its preferred distribution of $0.64 per Series A Preferred Share for the quarter ended December 31, 2006 to Series A preferred shareholders of record at the close of business on January 2, 2007.

On January 12, 2007, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended December 31, 2006 to Series B preferred shareholders of record at the close of business on January 2, 2007.

On January 12, 2007, the Company paid its preferred distribution of $0.47 per Series D Preferred Share for the quarter ended December 31, 2006 to Series D preferred shareholders of record at the close of business on January 2, 2007.

On January 12, 2007, the Company paid its preferred distribution of $0.50 per Series E Preferred Share for the quarter ended December 31, 2006 to Series E preferred shareholders of record at the close of business on January 2, 2007.

On January 12, 2007, the Company paid its preferred distribution of $0.22 per Series G Preferred Share for the quarter ended December 31, 2006 to Series G preferred shareholders of record at the close of business on January 2, 2007.

On January 12, 2007, the Company paid its preferred distribution of $0.45 per Series C Unit for the quarter ended December 31, 2006 to Series C preferred unitholders of record at the close of business on January 2, 2007.

On January 12, 2007, the Company paid its prorated preferred distribution of $0.21 per Series F Unit for the quarter ended December 31, 2006 to Series F preferred unitholders of record at the close of business on January 2, 2007.

On January 17, 2007, the Company announced the redemption of all 3,991,900 outstanding 10.25% Series A Cumulative Redeemable Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date, which is March 6, 2007. The Company is under no obligation to redeem the Series A shares.

On January 26, 2007, the Company sold the LaGuardia Airport Marriott hotel for $69,000, resulting in a gain of approximately $31,100. The asset was classified as held-for-sale effective January 10, 2007 at which time depreciation was suspended. Based on initial pricing expectations, the Company expected a gain on the sale of the asset, and, as such, no impairment of the asset was recorded. The Company utilized the sale of the hotel as the disposition property in the reverse 1031 exchange established in conjunction with the Hotel Solamar acquisition in August 2006. As a result, the Company’s gain will be deferred for tax purposes.

On February 15, 2007, the Company paid its January 2007 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unit holders of record as of January 31, 2007.

20. Quarterly Operating Results (Unaudited)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2006 and 2005 (in thousands, except per share data) follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$154,485	$175,477	$177,170	$160,137
Total expenses	115,614	150,744	153,456	148,395

Net income	38,871	24,733	23,714	11,742
Distributions to preferred shareholders	(5,611)	(6,369)	(6,369)	(7,255)

Net income applicable to common shareholders	$33,260	$18,364	$17,345	$4,487

Earnings per weighted average common share outstanding—basic:
Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.87	$0.46	$0.43	$0.11

Earnings per weighted average common share outstanding—diluted:
Net income applicable to common shareholders	$0.87	$0.46	$0.43	$0.11

Weighted average number of common shares outstanding:
Basic	38,052,908	39,776,207	39,786,308	39,788,311
Diluted	38,327,411	40,071,050	40,086,024	40,094,149

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$73,021	$100,671	$110,970	$111,492
Total expenses from continuing operations	72,806	87,254	95,828	104,844

Net income from continuing operations	215	13,417	15,142	6,648
Net loss from discontinued operations	(26)	—	—	—

Net income	189	13,417	15,142	6,648
Distributions to preferred shareholders	(3,133)	(3,133)	(3,744)	(4,619)

Net income (loss) applicable to common shareholders	$(2,944)	$10,284	$11,398	$2,029

Earnings per weighted average common share outstanding—basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$(0.10)	$0.34	$0.38	$0.06
Discontinued operations	—	—	—	—

Net income (loss) applicable to common shareholders after dividends paid on unvested restricted shares	$(0.10)	$0.34	$0.38	$0.06

Earnings per weighted average common share outstanding—diluted:
Income (loss) applicable to common shareholders before discontinued operations	$(0.10)	$0.34	$0.37	$0.06
Discontinued operations	—	—	—	—

Net income (loss) applicable to common shareholders	$(0.10)	$0.34	$0.37	$0.06

Weighted average number of common shares outstanding:
Basic	29,701,695	29,822,566	30,022,302	32,964,510
Diluted	30,202,017	30,287,688	30,492,289	33,393,874

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2006

(Dollars in thousands)

		Encum- brances	Initial Cost			Cost Capitalized Subsequent to Acquisition			Gross Amounts at Which Carried at Close of Period			Accumulated Depreciation	Net Book Value	Date of Original Construction	Date of Acquisition	Life On Which Depreciation in Income Statement is Computed
			Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment
1.	Sheraton Bloomington Hotel Minneapolis South	$26,549	$8,172	$11,258	$13,811	$—	$6,908	$8,506	$8,172	$18,166	$23,072	$21,570	$27,840	1969	12/01/95	3-40 years
2.	Westin City Center Dallas	14,195	2,452	20,847	2,166	—	5,626	8,597	2,452	26,473	11,614	14,877	25,662	1980	04/29/98	3-40 years
3.	Seaview Resort and Spa	—	7,415	40,337	2,339	182	9,083	13,163	7,597	49,420	15,502	26,059	46,460	1912	04/29/98	3-40 years
4.	Le Montrose Suite Hotel	13,629	5,004	19,752	2,951	—	3,849	5,163	5,004	23,601	8,150	12,219	24,536	1976	04/29/98	3-40 years
5.	LaGuardia Airport Marriott (2)	—	8,127	32,139	3,976	—	4,715	6,474	8,127	36,854	10,450	19,213	36,218	1981	04/29/98	3-40 years
6.	San Diego Paradise Point Resort (2)	61,182	—	69,639	3,665	—	26,170	14,071	—	95,809	17,975	38,581	75,203	1962	06/01/98	3-40 years
7.	Harborside Hyatt Conference Center & Hotel	42,500	—	66,159	5,246	—	1,950	7,742	—	68,109	13,613	28,757	52,965	1993	06/24/98	3-40 years
8.	Hotel Viking	—	2,421	24,375	353	78	13,517	6,087	2,499	37,892	6,840	13,362	33,869	1850	06/02/99	3-40 years
9.	Topaz Hotel	—	2,137	8,549	—	12	3,942	2,817	2,149	12,491	2,969	4,714	12,895	1963	03/08/01	3-40 years
10.	Hotel Madera	—	1,682	6,726	—	15	5,071	2,714	1,697	11,797	2,696	4,011	12,179	1963	03/08/01	3-40 years
11.	Hotel Rouge	—	2,162	8,647	—	17	5,006	4,007	2,179	13,653	4,021	5,988	13,865	1963	03/08/01	3-40 years
12.	Hotel Helix	—	2,636	10,546	—	13	8,657	4,991	2,649	19,203	5,019	6,953	19,918	1962	03/08/01	3-40 years
13.	Holiday Inn on the Hill Hotel	—	8,353	33,412	2,742	—	4,535	5,578	8,353	37,947	8,478	13,376	41,402	1968	06/01/01	3-40 years
14.	Lansdowne Resort (2)	—	27,421	74,835	3,114	14,334	38,097	12,558	41,755	112,932	16,234	17,760	153,161	1991	06/17/03	3-40 years
15.	Hotel George	—	1,743	22,221	531	—	207	1,731	1,743	22,428	2,350	3,292	23,229	1928	09/18/03	3-40 years
16.	Indianapolis Marriott Dowtown	101,780	—	96,173	9,879	—	147	826	—	96,320	11,262	15,758	91,824	2001	02/10/04	3-40 years
17.	Hilton Alexandria Old Town (2)	32,802	11,079	45,539	2,597	—	1,444	2,972	11,079	46,983	5,812	5,638	58,236	2000	05/28/04	3-40 years
18.	Chaminade Resort and Conference Center (2)	—	5,240	13,111	299	—	4,156	3,549	5,240	17,267	3,902	1,894	24,515	1985	11/18/04	3-40 years
19.	Hilton San Diego Gaslamp Quarter	59,600	5,008	77,892	2,250	—	136	1,713	5,008	78,028	4,337	4,917	82,456	2000	01/06/05	3-40 years
20.	The Grafton on Sunset	—	1,882	23,226	431	11	211	635	1,893	23,437	1,228	1,440	25,118	1954	01/10/05	3-40 years
21.	Onyx Hotel	—	6,963	21,262	445	—	146	41	6,963	21,408	512	1,050	27,833	2004	05/18/05	3-40 years
22.	Westin Copley Place	210,000	—	295,809	28,223	—	1,366	1,683	—	297,175	30,551	17,519	310,207	1983	08/31/05	3-40 years
23.	Hotel Deca	10,567	4,938	21,720	577	—	50	1,434	4,938	21,770	2,106	801	28,013	1931	12/08/05	3-40 years
24.	Hilton San Diego Resort (2)	—	—	85,572	4,800	—	359	4,174	—	85,931	10,993	3,604	93,320	1962	12/15/05	3-40 years
25.	Washington Grande Hotel (1)(2)	—	11,384	34,573	—	-11,384	-34,573	—	—	—	—	—	—	1972	12/16/05	3-40 years
26.	LeParc Suite Hotel	15,295	13,971	31,742	2,741	3	308	229	13,974	32,050	3,190	1,270	47,944	1970	01/27/06	3-40 years
27.	Westin Michigan Avenue	140,000	38,158	154,181	24,112	17	110	1,909	38,175	154,291	26,498	7,298	211,666	1972/1963	03/01/06	3-40 years
28.	House of Blues Hotel	—	9,403	104,148	889	—	3,726	1,509	9,403	107,874	3,863	2,397	118,743	1998	03/01/06	3-40 years
29.	Alexis Hotel (2)	—	6,581	31,062	578	14	202	261	6,595	31,264	969	536	38,292	1982/1901	06/15/06	3-40 years
30.	Hotel Solamar	60,900	—	79,111	7,890	—	40	—	—	79,151	7,890	1,482	85,559	2005	08/01/06	3-40 years
31.	Holiday Inn Manhattan Wall Street District	20,000	6,732	45,016	984	—	2	—	6,732	45,018	1,046	221	52,575	1999	11/17/06	3-40 years
32.	The Graciela Burbank	—	5,982	29,292	1,253	—	—	—	5,982	29,292	1,253	89	36,438	2002	12/19/06	3-40 years

	Total	$808,999	$207,046	$1,638,871	$128,842	$3,312	$115,163	$125,134	$210,358	$1,754,034	$264,395	$296,646	$1,932,141

(1)	On February 21, 2006, the Washington Grande Hotel was closed for renovation and all assets were reclassified to property under development.
(2)	Total Investment in hotel properties does not include property under development of $60,549 as follows:

LaGuardia Airport Marriott ($13), San Diego Paradise Point ($3,526), Lansdowne Resort ($5,627), Hilton Alexandria Old Town ($2), Chaminade Resort and Conference Center ($396), Hilton San Diego Resort ($270), Washington Grande Hotel ($50,676) and Alexis Hotel ($39)

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation—Continued

As of December 31, 2006

Reconciliation of real estate and accumulated depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2003	$743,662
Acquisition of hotel properties	183,917
Improvements and additions to hotel properties	24,369
Disposal of hotel	(34,927)

Balance at December 31, 2004	$917,021
Acquisition of hotel properties	626,930
Improvements and additions to hotel properties	74,233

Balance at December 31, 2005	$1,618,184
Acquisition of hotel properties	593,826
Improvements and additions to hotel properties	70,102
Reclassification to Property Under Development	(45,851)
Disposal of assets	(7,474)

Balance at December 31, 2006	$2,228,787

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2003	$147,686
Depreciation	38,827
Disposal of hotel	(9,225)

Balance at December 31, 2004	$177,288
Depreciation	48,552

Balance at December 31, 2005	$225,840
Depreciation	78,280
Disposal of assets	(7,474)

Balance at December 31, 2006	$296,646