Form 10-Q
period 2007-03-31
LASALLE HOTEL PROPERTIES
filed 2007-04-18
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 18, 2007
Common Shares of Beneficial Interest ($0.01 par value)	40,104,127
8 3/8 % Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000
7 1/2 % Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8 % Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4 % Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	4,000,000

PART I. Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets:
Investment in hotel properties, net	$1,892,548	$1,932,141
Property under development	67,946	60,549
Cash and cash equivalents	9,855	63,026
Restricted cash reserves (Note 5)	13,558	18,389
Rent receivable	2,629	2,884
Hotel receivables (net of allowance for doubtful accounts of approximately $663 and $713, respectively)	26,553	24,030
Deferred financing costs, net	3,327	3,733
Deferred tax asset	20,498	16,700
Prepaid expenses and other assets	43,841	29,999
Assets sold, net	44	—

Total assets	$2,080,799	$2,151,451

Liabilities and Shareholders' Equity:
Borrowings under credit facilities (Note 4)	$26,790	$—
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $888 and $978, respectively) (Note 4)	766,339	767,477
Accounts payable and accrued expenses	80,575	81,488
Advance deposits	9,773	6,986
Accrued interest	4,011	3,935
Distributions payable	11,253	12,885

Total liabilities	941,241	915,271

Minority interest of common units in Operating Partnership (Notes 1 and 6)	3,718	3,686
Minority interest of preferred units in Operating Partnership (Notes 1 and 6)	87,662	87,428

Commitments and contingencies (Note 5)	—	—

Shareholders' Equity:
Preferred shares, $.01 par value, (liquidation preference $294,250 and $394,048 at March 31, 2007 and December 31, 2006, respectively), 20,000,000 shares authorized, 11,770,000 and 15,761,900 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively (Note 6)	118	158
Common shares of beneficial interest, $.01 par value, 100,000,000 shares authorized, 40,108,169 shares issued at March 31, 2007 and December 31, 2006 and 40,104,127 and 40,108,169 outstanding at March 31, 2007 and December 31, 2006, respectively (Note 6)	401	401
Additional paid-in capital, net of offering costs of $42,678 and $46,546 at March 31, 2007 and December 31, 2006, respectively	1,123,224	1,219,351
Distributions in excess of retained earnings	(75,565)	(74,844)

Total shareholders' equity	1,048,178	1,145,066

Total liabilities and shareholders' equity	$2,080,799	$2,151,451

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2007	2006
Revenues:
Hotel operating revenues:
Room revenue	$80,715	$65,463
Food and beverage revenue	35,154	30,618
Other operating department revenue	9,338	7,395

Total hotel operating revenues	125,207	103,476
Participating lease revenue	5,517	5,227
Other income	1,198	26

Total revenues	131,922	108,729

Expenses:
Hotel operating expenses:
Room	20,841	16,767
Food and beverage	26,149	22,405
Other direct	4,827	4,482
Other indirect	38,461	32,331

Total hotel operating expenses	90,278	75,985
Depreciation and amortization	22,140	16,660
Real estate taxes, personal property taxes and insurance	8,146	5,219
Ground rent (Note 5)	1,441	1,394
General and administrative	3,910	3,174
Other expenses	575	262

Total operating expenses	126,490	102,694

Operating income	5,432	6,035
Interest income	824	677
Interest expense	(11,443)	(9,014)

Loss before income tax benefit, minority interest, equity in earnings of joint venture and discontinued operations	(5,187)	(2,302)
Income tax benefit (Note 10)	3,381	3,660
Minority interest of common units in Operating Partnership	(74)	(80)
Minority interest of preferred units in Operating Partnership	(1,526)	(1,064)
Equity in earnings of joint venture (Note 2)	—	38,411

(Loss) income from continuing operations	(3,406)	38,625

Discontinued operations:
Income from operations of properties disposed of, including gain on disposal of assets of $30,262	30,325	43
Minority interest, net of tax	(1)	—
Income tax benefit	73	203

Net income from discontinued operations	30,397	246

Net income	26,991	38,871
Distributions to preferred shareholders	(7,471)	(5,611)
Issuance costs of redeemed preferred shares	(3,868)	—

Net income applicable to common shareholders	$15,652	$33,260

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2007	2006
Earnings per Common Share - Basic:
(Loss) income applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$(0.37)	$0.86
Discontinued operations	0.76	0.01

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.39	$0.87

Earnings per Common Share - Diluted:
(Loss) income applicable to common shareholders before discontinued operations	$(0.37)	$0.86
Discontinued operations	0.76	0.01

Net income applicable to common shareholders	$0.39	$0.87

Weighted average number of common shares outstanding:
Basic	39,843,954	38,052,908
Diluted	40,112,872	38,431,801

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$26,991	$38,871
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	22,191	17,159
Amortization of deferred financing costs and mortgage premium	477	580
Minority interest in Operating Partnership	1,600	1,144
Gain on sale of property disposed of	(30,262)	—
Income tax benefit	(3,798)	(3,398)
Deferred compensation	885	381
Allowance for doubtful accounts	(50)	(513)
Equity in earnings of unconsolidated entities	—	(38,411)
Changes in assets and liabilities:
Rent receivable	255	(162)
Hotel receivables	(3,247)	(3,450)
Prepaid expenses and other assets	(14,193)	(15,930)
Accounts payable and accrued expenses	1,335	3,562
Advance deposits	2,906	2,612
Accrued interest	76	273

Net cash flow provided by operating activities	5,166	2,718

Cash flows from investing activities:
Improvements and additions to hotel properties	(28,996)	(8,397)
Acquisition of hotel properties	—	(360,216)
Distributions from joint venture	—	37,059
Purchase of office furniture and equipment	(7)	(7)
Funding of restricted cash reserves	(6,464)	(4,056)
Proceeds from restricted cash reserves	7,795	2,732
Proceeds from sale of investments in hotel properties	71,465	—

Net cash flow provided by (used in) investing activities	43,793	(332,885)

Cash flows from financing activities:
Borrowings under credit facilities	45,468	243,922
Repayments under credit facilities	(18,678)	(223,577)
Proceeds from mortgage loans	—	140,000
Repayments of mortgage loans	(1,048)	(958)
Payment of deferred financing costs	(6)	(473)
Proceeds from exercise of stock options	247	247
Proceeds from issuance of preferred shares	—	87,500
Proceeds from issuance of common shares	—	143,100
Payment of preferred offering costs	—	(2,191)
Payment of common offering costs	—	(5,222)
Redemption of preferred shares	(99,797)	—
Purchase of treasury shares	(1,038)	(1,016)
Distributions-preferred shares/units	(10,395)	(5,683)
Distributions-common shares/units	(16,883)	(11,236)

Net cash flow (used in) provided by financing activities	(102,130)	364,413

Net change in cash and cash equivalents	(53,171)	34,246
Cash and cash equivalents, beginning of period	63,026	10,153

Cash and cash equivalents, end of period	$9,855	$44,399

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

As of March 31, 2007, the Company owned interests in 31 hotels with approximately 8,500 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 29 of the hotels are leased to the Company’s taxable-REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 9). Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned 99.7% of the common units of the Operating Partnership at March 31, 2007. At March 31, 2007, the remaining 0.3% was held by limited partners who held 103,530 limited partnership common units. Common units of the Operating Partnership are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. A limited partner owns 2,348,888 Series C Preferred Units of limited partnership interest in the Operating Partnership having an aggregate liquidation value of $58,722 and bearing an annual cumulative distribution of 7.25% on the liquidation preference. The Series C Preferred Units are redeemable for cash or, at the election of the Company, 7.25% Series C Cumulative Redeemable Preferred Shares of beneficial interest of the Company. In addition, a limited partner owns 1,098,348 Series F Preferred Units of limited interest in the Operating Partnership, having an aggregate liquidation value of $27,459 and bearing an annual cumulative distribution based on a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 150 basis points on the liquidation preference. The Series F Preferred Units are redeemable for cash or, at the election of the Company, common shares of beneficial interest of the Company in accordance with the terms of the partnership agreement.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

On February 22, 2006, Chicago 540 Hotel Venture refinanced its existing mortgage and furniture, fixtures, and equipment credit facility into a new $220,000 mortgage loan. Proceeds from the refinancing in excess of the amounts to pay off the previous loans were distributed to the owners in accordance with the partnership agreement. On March 25, 2006, Chicago 540 Hotel Venture sold the Chicago Marriott Downtown for an aggregate purchase price of $306,000 and recognized a gain on the sale of $152,590. Proceeds from the sale were used to pay off the refinanced mortgage, make a distribution to the owners, and the remaining amount was retained to settle any post closing adjustments. The remaining cash was distributed to the owners in accordance with the partnership agreement after post-closing adjustments were settled. Chicago 540 Hotel Venture incurred interest expense of zero and $3,439 for the three months ended March 31, 2007 and 2006, respectively. The Company recognized its share of the gain on sale of $38,402 in 2006, which is included in equity in earnings of joint venture in the consolidated statements of operations. The Company received a preferential distribution of the sale proceeds above its 9.9% equity interest due to the joint venture achieving certain return thresholds.

Stock-Based Compensation

From time to time, the Company awards nonvested shares under the 1998 Share Option and Incentive Plan to trustees, executive officers and employees, which vest over three to five years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for estimated forfeitures. Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based at their fair values. Adoption did not have a material effect on the Company.

Recently Issued Accounting Pronouncements

In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 (“EITF 06-03”), “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. Adoption on January 1, 2007 did not have an effect on the Company’s policy related to sales taxes and therefore, did not have an effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe adoption will have a material effect on the Company.

3. Investment in Hotel Properties

The following condensed pro forma financial information is presented as if the following acquisitions had been consummated and leased as of January 1, 2006:

Property	Acquisition Date
Le Parc Suite Hotel	January 27, 2006
House of Blues Hotel	March 1, 2006
Westin Michigan Avenue	March 1, 2006
Alexis Hotel	June 15, 2006
Hotel Solamar	August 1, 2006
Holiday Inn Manhattan Wall Street District	November 17, 2006
The Graciela Burbank	December 19, 2006

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and the hotels had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods.

	For the three months ended March 31,
	2007	2006
Total revenues	$131,922	$128,536

Net income applicable to common shareholders of beneficial interest	$15,652	$29,850

Net income applicable to common shareholders of beneficial interest per common share:	$0.39	$0.75
basic (after dividends paid on unvested restricted shares)
diluted (before dividends paid on unvested restricted shares)	$0.39	$0.74

Common shares outstanding
basic	39,853,954	39,853,954
diluted	40,122,872	40,122,872

Discontinued Operations

Effective January 10, 2007, the Company entered into a contract to sell the LaGuardia Airport Marriott. The asset was classified as held for sale at that time, and, accordingly, depreciation was suspended. Based on initial pricing expectations, the Company expected to recognize a gain on the sale; therefore, no impairment was recognized. The LaGuardia Airport Marriott was sold on January 26, 2007 for $69,000, resulting in a gain of $30,262. The gain is recorded in discontinued operations in the accompanying consolidated statement of operations. The Company utilized the sale of the hotel as the disposition property in the reverse 1031 exchange established in conjunction with the Hotel Solamar acquisition in August 2006. As a result, the Company’s gain will be deferred for tax purposes. Total revenues related to the asset of $1,988 and $6,668 for March 31, 2007 and 2006, respectively, comprised primarily of hotel operating revenues, and income before income tax benefit related to the asset of $63 and $43 for the three months ended March 31, 2007 and 2006, respectively, are included in discontinued operations. Revenues and expenses for the period ended March 31, 2006 have been reclassified to conform to the current presentation.

As of March 31, 2007, the Company had unsettled assets and liabilities of $44 and zero, respectively, related to the sale of the LaGuardia Airport Marriott property. The Company expects all assets and liabilities to be settled before the end of 2007. At March 31, 2007, the Company had no assets or liabilities for assets held for sale.

4. Long-Term Debt

Debt at March 31, 2007 and December 31, 2006, consisted of the following (dollars in thousands):

	Interest Rate at March 31, 2007			Maturity Date	Balance Outstanding at
Debt					March 31, 2007	December 31, 2006
Credit facilities
Senior Unsecured Credit Facility	Floating			June 2008	$12,000	$—
LHL Unsecured Credit Facility	Floating			June 2008	14,790	—

Massport bonds
Harborside Hyatt Conference
Center & Hotel (taxable) (b)	Floating	(a	)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)(b)	Floating	(a	)	March 2018	37,100	37,100

Total bonds payable					42,500	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%			May 2008	15,185	15,295
Holiday Inn Manhattan Wall Street District	Floating	(c	)	November 2008	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%			July 2009	40,482	40,744
San Diego Paradise Point Resort	5.25%			February 2009	60,815	61,182
Hilton Alexandria Old Town	4.98%			September 2009	32,608	32,802
Le Montrose Suite Hotel	8.08%			July 2010	13,567	13,629
Hilton San Diego Gaslamp Quarter	5.35%			June 2012	59,600	59,600
Hotel Solamar	5.49%			December 2013	60,900	60,900
Hotel Deca	6.28%			August 2014	10,514	10,567
Westin Copley Place	5.28%			August 2015	210,000	210,000
Westin Michigan Avenue	5.75%			April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%			July 2016	101,780	101,780

Mortgage Loans					765,451	766,499
Unamortized Loan Premium (d)					888	978

Total mortgage loans					766,339	767,477

Total debt					$835,629	$809,977

(a)	Variable interest rate based on a weekly floating rate. The interest rate at March 31, 2007 was 5.35% and 3.69% for the $5,400 and $37,100 bonds, respectively. The interest rate at December 31, 2006 was 5.38% and 4.01% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.
(c)	Mortgage debt bears interest at London InterBank Offered Rate plus 0.75%. The interest rates at March 31, 2007 and December 31, 2006 were 6.07% and 6.10%, respectively.
(d)	Mortgage debt includes unamortized loan premiums of $352 and $536 for Le Parc Suite Hotel and Hotel Deca, respectively, as of March 31, 2007, and $428 and $550, respectively, as of December 31, 2006.

The Company incurred interest expense of $11,443 and $9,014 for the three months ended March 31, 2007 and 2006, respectively. Included in interest expense are amortization of deferred financing fees of $566 and $639 for the three months ended March 31, 2007 and 2006, respectively. Interest was capitalized in the amount of $789 and $367 for the three months ended March 31, 2007 and 2006, respectively.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $300,000. On June 9, 2005, the Company amended the credit facility to extend the credit facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) 90% of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2007, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three months ended March 31, 2007, the weighted average interest rate for borrowings under the senior unsecured credit facility was 6.8%. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2007. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of $142 for the three months ended March 31, 2007. At March 31, 2007 and December 31, 2006, the Company had $12,000 and zero, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the credit facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2007, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for the borrowings under the LHL credit facility for the three months ended March 31, 2007 was 6.8%. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of $10 for the three months ended March 31, 2007. At March 31, 2007 and December 31, 2006, the Company had $14,790 and zero, respectively, of outstanding borrowings under the LHL credit facility.

5. Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, Hilton San Diego Resort, and Hotel Solamar and the parking lot at Sheraton Bloomington Hotel Minneapolis South, are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense for the three months ended March 31, 2007 and 2006 was $1,441 and $1,394, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash. As of March 31, 2007 and December 31, 2006, $7,767 and $12,767, respectively, were available in restricted cash reserves for future capital expenditures.

Restricted Cash Reserves

At March 31, 2007, the Company held $13,558 in restricted cash reserves. Included in such amounts are (i) $7,767 of reserve funds relating to the hotels with agreements requiring the Company to maintain restricted cash to fund future capital expenditures, and (ii) $5,791 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company understands that Lehman Brothers is now the real party in interest after having acquired a controlling stake in the Meridien entities that are parties to the Dallas and New Orleans lawsuits. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3,903, plus post-judgment interest. Meridien has noticed an appeal and the Company has noticed an appeal as well. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of $5,700, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7,800 surety bond, which was secured by $5,900 of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7,800 surety bond was released and the $5,900 restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value to be $8,572, plus interest. On July 18, 2005, the Company posted a $8,633 surety bond, which was secured by $8,980 of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4,130. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4,174 bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8,633 bond and obtained a new $12,807 letter of credit which serves as collateral for the $8,633 bond and the $4,174 bond. The Louisiana court of appeals heard argument on the Company’s appeal from the trial court’s judgment on April 3, 2007, and a decision is pending.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Expense Recognized Period Ended December 31, 2006	Cumulative Expense Recognized as of March 31, 2007
Estimated arbitration “award”	$5,749	$—	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	800	5,760
Holdover rent	(4,844)	—	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$800	$5,170

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1,000 in legal fees due to timeline changes. In September 2006, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $800 in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of $1,823 as of March 31, 2007, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of $3,300, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations. The judgment entered by the Dallas Court already incorporates a set-off in the amount of $989 attributable to the security deposit for the Dallas property.

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

6. Shareholders’ Equity and Minority Interest

Common Shares of Beneficial Interest

On January 1, 2007, the Company repurchased 22,649 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued 18,607 treasury shares related to (i) compensation for the Board of Trustees and (ii) options exercised by a member of the Board to purchase common shares of beneficial interest in March 2007.

On January 1, 2007, the Company issued an aggregate of 7,274 common shares of beneficial interest, including 3,667 deferred shares to the independent members of its Board of Trustees for their 2006 compensation. These common shares were issued under the 1998 Share Option and Incentive Plan.

On January 12, 2007, the Company declared monthly cash distributions to shareholders of the Company and common unitholders of the Operating Partnership, in the amount of $0.14 per common share of beneficial interest/unit for each of the months of January, February and March 2007.

On January 12, 2007, the Company paid its December 2006 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unitholders of record as of December 29, 2006.

On February 15, 2007, the Company paid its January 2007 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unitholders of record as of January 31, 2007.

On March 15, 2007, the Company paid its February 2007 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and units of limited partnership interest to shareholders and unitholders of record as of February 28, 2007.

During the three months ended March 31, 2007, a member of the Board of the Company exercised 15,000 options to purchase common shares of beneficial interest. These common shares were issued under the 1998 Share Option and Incentive Plan.

Treasury Shares

Treasury shares are accounted for under the cost method. During the quarter ended March 31, 2007, the Company repurchased 22,649 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued 18,607 treasury shares in connection with (i) shares issued for the Board of Trustees 2006 compensation; and (ii) options exercised by a member of the Board to purchase common shares of beneficial interest in March 2007.

At March 31, 2007, there were 4,042 common shares of beneficial interest in treasury.

Preferred Shares

The Series B Preferred Shares, Series C Preferred Shares (if and when issued), Series D Preferred Shares, Series E Preferred Shares, and Series G Preferred Shares (collectively, the Preferred Shares) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company may not optionally redeem the Series B Preferred Shares, Series D Preferred Shares, Series E Preferred Shares or Series G Preferred Shares, prior to September 30, 2008, August 24, 2010, February 8, 2011 and November 17, 2011, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. The Company may not optionally redeem the Series C Preferred Shares, if and when issued, prior to January 1, 2021 except in limited circumstances relating to the Company’s continuing qualification as a REIT and during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. Accordingly, the Preferred Shares will remain outstanding indefinitely unless the Company decides to redeem them.

On March 6, 2007, the Company redeemed all 3,991,900 outstanding Series A Preferred shares for $99,798 ($25.00 per share) plus accrued distributions through March 6, 2007 of $1,847. The fair value of the Series A Preferred shares exceeded the carrying value of the Series A Preferred Shares by $3,868 which is included in the determination of net income available to common shareholders. The $3,868 represents the offering costs related to the Series A Preferred Shares.

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

On January 12, 2007, the Company paid its prorated preferred distribution of $0.22 per Series G Preferred Share for the quarter ended December 31, 2006 to Series G preferred shareholders of record at the close of business on January 2, 2007.

Common Operating Partnership Units

As of March 31, 2007, the Operating Partnership had 103,530 common units outstanding, representing a 0.3% partnership interest held by the limited partners.

Preferred Operating Partnership Units

On January 12, 2007, the Company paid its preferred distribution of $0.45 per Series C Preferred Unit for the quarter ended December 31, 2006 to Series C preferred unitholders of record at the close of business on January 2, 2007.

On January 12, 2007, the Company paid its prorated preferred distribution of $0.21 per Series F Preferred Unit for the quarter ended December 31, 2006 to Series F preferred unitholders of record at the close of business on January 2, 2007.

7. Share Option and Incentive Plan

In April 1998, the Board of Trustees adopted and the then current shareholders approved the 1998 Share Option and Incentive Plan (“Plan”) that is currently administered by the Compensation Committee of the Board of Trustees. The Company’s employees and the hotel operators and their employees generally are eligible to participate in the Plan. At March 31, 2007, 2,800,000 shares were authorized for issuance under the Plan. At March 31, 2007, there were 900,185 common shares available for future grant under the Plan.

The Plan authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash trustees’ fees, (iv) grants of common shares of beneficial interest in lieu of cash compensation, and (v) the making of loans to acquire common shares of beneficial interest in lieu of compensation. The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares of beneficial interest on the date of grant. Options under the Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three-year period. The duration of each option is also determined by the Compensation Committee; however, the duration of each option shall not exceed 10 years from date of grant. As of March 31, 2007, the Company had no unvested stock options outstanding.

From time to time, the Company awards nonvested shares under the Plan to members of the Board of Trustees, executives, and employees. The nonvested shares generally vest over three to five years. The Company measures compensation cost for the nonvested shares based upon the fair market value of its common shares at the date of grant, adjusted for estimated forfeitures. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statement of operations.

A summary of the Company’s nonvested service condition share awards as of March 31, 2007 is as follows (dollars in thousands):

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	318,539	$34.81
Granted	—	—
Vested	(68,366)	23.17
Forfeited	—	—

Nonvested at March 31, 2007	250,173	$38.90

As of March 31, 2007, there was $8,549 of total unrecognized compensation costs related to nonvested service condition share awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the three months ended March 31, 2007 was $3,135. The compensation cost, net of estimated forfeitures, for the nonvested service condition share awards under the Plan that has been included in general and administrative expenses in the accompanying statement of operations was $807 and $381 for the three months ended March 31, 2007 and 2006, respectively.

A summary of the Company’s long-term performance based share awards as of March 31, 2007 is as follows (dollars in thousands):

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	31,490	$49.53
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	31,490	$49.53

As of March 31, 2007, there was $1,472 of total unrecognized compensation costs related to long-term performance based share awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.8 years. No long-term performance based share awards were vested as of March 31, 2007. The compensation cost related to long-term performance based share awards that has been included in general and administrative expenses in the accompanying statement of operations was $77 and zero for the three months ended March 31, 2007 and 2006, respectively.

8. Financial Instruments: Derivatives and Hedging

The Company uses interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixed the LIBOR at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis Marriott Downtown, and therefore, fixed the mortgage interest rate at 3.56%. On June 8, 2006, the Company paid off the mortgage loan which was being hedged and, concurrently, terminated the interest rate swap. The Company received $1,053 in proceeds from the termination of the swap and reclassified $1,053 into earnings from accumulated other comprehensive income in June 2006. As of March 31, 2007, the Company does not have any outstanding interest rate swaps.

9. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL (dollars in thousands):

	For the three Months Ended March 31,
	2007	2006
General and administrative	$11,483	$9,695
Sales and marketing	9,242	7,867
Repairs and maintenance	6,034	5,342
Utilities and insurance	6,697	6,115
Management and incentive fees	4,069	3,809
Franchise fees	1,348	1,431
Other expenses	249	387

Total other indirect expenses	39,122	34,646
Other indirect hotel operating expenses related to discontinued operations	(661)	(2,315)

Total other indirect expenses related to continuing operations	$38,461	$32,331

As of March 31, 2007, LHL leases the following 29 hotels owned by the Company:

• Seaview Resort and Spa	• Hilton San Diego Gaslamp Quarter
• Harborside Hyatt Conference Center & Hotel	• Grafton on Sunset
• Hotel Viking	• Onyx Hotel
• Topaz Hotel	• Westin Copley Place
• Hotel Rouge	• Hotel Deca (formerly University Tower Hotel)
• Hotel Madera	• Hilton San Diego Resort
• Hotel Helix	• Washington Grande Hotel
• Holiday Inn on the Hill	• Le Parc Suite Hotel
• Sheraton Bloomington Hotel Minneapolis South	• House of Blues Hotel
• Lansdowne Resort	• Westin Michigan Avenue
• Westin City Center Dallas	• Alexis Hotel
• Hotel George	• Hotel Solamar
• Indianapolis Marriott Downtown	• Holiday Inn Manhattan Wall Street District
• Hilton Alexandria Old Town	• The Graciela Burbank
• Chaminade Resort and Conference Center

The two remaining hotels, Le Montrose Suite Hotel and San Diego Paradise Point Resort, in which the Company owns an interest, are leased directly to affiliates of the third-party hotel operators of those respective hotels.

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2004 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of $2,394 within 60 days of notification. On April 28, 2005, Marriott International made a cure payment of $2,394 to avoid termination. On March 9, 2006, the Company notified Marriott again that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2005 as defined in the management agreement. On May 2, 2006, Marriott International made an additional cure payment of $3,715 to avoid termination. Marriott may recoup these amounts in the event certain future operating performance thresholds are attained. Marriott has recouped $280 and $1,540 in 2006 and 2005, respectively. The remaining amount may still be recouped; therefore, the Company maintains a deferred liability of $4,289 as of March 31, 2007 and December 31, 2006, which is included in accounts payable and accrued expenses on the accompanying balance sheets.

On February 22, 2007, the Company notified Marriott that it was again terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2006 as defined in the management agreement. Pursuant to the management agreement, Marriott has the right to avoid termination by making payment of $3,083 within 60 days of notification. On April 5, 2007, Marriott made the cure payment to avoid termination and the Company recognized a deferred liability for this amount at that time. Marriott may recoup this amount in the event certain future operating performance thresholds are attained.

10. Income Taxes

For the three months ended March 31, 2007, income tax benefit of $3,454 is comprised of a net state and local tax expense of $81 on the Operating Partnership, and federal, state and local tax benefit of $3,535 on LHL’s loss of $9,151 before income tax benefit.

The components of the LHL income tax expense (benefit) were as follows (dollars in thousands):

	For the three months ended March 31,
	2007	2006
Federal
Current	$160	$—
Deferred	(2,819)	(2,522)

State & local
Current	103	3
Deferred	(979)	(876)

Total income tax benefit	$(3,535)	$(3,395)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference (dollars in thousands):

	For the three months ended March 31,
	2007	2006
"Expected" federal tax benefit at 34.5%	$(3,157)	$(2,825)
State income tax benefit, net of federal income tax effect	(641)	(570)
Other, net	263	—

Income tax benefit	$(3,535)	$(3,395)

The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of March 31, 2007, the Company had a deferred tax asset of $20,498 primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent year cannot be reasonably estimated.

11. Earnings Per Common Share

The limited partners’ outstanding common limited partnership units in the Operating Partnership (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The computation of basic and diluted earnings per common share is presented below (dollars in thousands except per share data):

	For the three months ended March 31,
	2007	2006
Numerator:
Net (loss) income applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$(14,745)	$33,014
Discontinued operations	30,397	246

Net income applicable to common shareholders before dividends paid on unvested restricted shares	15,652	33,260
Dividends paid on unvested restricted shares	(105)	(55)

Net income applicable to common shareholders, after dividends paid on unvested restricted shares	$15,547	$33,205

Denominator:
Weighted average number of common shares – basic	39,843,954	38,052,908
Effect of dilutive securities:
Unvested restricted shares	65,705	172,771
Common stock options	203,213	206,122

Weighted average number of common shares – diluted	40,112,872	38,431,801

Basic Earnings Per Common Share:
Net (loss) income applicable to common shareholders per weighted average common share before discontinued operations and after dividends paid on unvested restricted shares	$(0.37)	$0.86
Discontinued operations	0.76	0.01

Net income applicable to common shareholders per weighted average common share, after dividends paid on unvested restricted shares	$0.39	$0.87

Diluted Earnings Per Common Share:
Net (loss) income applicable to common shareholders per weighted average common share before discontinued operations	$(0.37)	$0.86
Discontinued operations	0.76	0.01

Net income applicable to common shareholders per weighted average common share	$0.39	$0.87

12. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2007	2006
Interest paid, net of capitalized interest	$10,741	$8,470

Interest capitalized	789	367

Income taxes paid, net of refunds	64	(250)

Distributions payable (common shares)	5,629	3,997

Distributions payable (preferred shares)	5,624	5,611

Redemption of Operating Partnership Units for common shares	—	2,010

Issuance of restricted shares to employee and executives, net	—	1,340

Issuance of common shares for board of trustees compensation	165	216

Repurchase of common shares (treasury)	(1,038)	(1,016)

In conjunction with the hotel dispositions, the Company disposed of the following assets and liabilities:
Proceeds on sale, net of closing costs	$(67,053)	$—
Other assets	(5,614)	—
Liabilities	1,202	—

Total proceeds from sale of investments in hotel properties	($71,465)	$—

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$—	$380,042
Assumption of mortgage at fair value	—	(16,380)
Other assets	—	1,905
Liabilities	—	(5,351)

Acquisition of hotel properties	$—	$360,216

13. Subsequent Events

On April 13, 2007, the Company amended the senior unsecured credit facility with a syndicate of banks. The amended credit facility reduced the applicable margin pricing by a range of 80 to 100 basis points and extended the maturity date to April 13, 2011 with a one-year extension option. In addition, certain loan covenants were amended and the unused commitment fee was reduced to 0.125%. The majority of the terms and the participating banks remained the same.

On April 13, 2007, LHL amended the unsecured revolving credit facility. The amended credit facility reduced the applicable margin pricing by a range of 0.8% to 1.0% and extended the maturity date to April 13, 2011 with a one-year extension option. In addition, certain loan covenants were amended and the unused commitment fee was reduced to 0.125%. The majority of the terms remained the same.

On April 13, 2007, the Company declared monthly distributions to shareholders of the Company and on common units of the Operating Partnership, in the amount of $0.17 per common share of beneficial interest/unit for each of the months of April, May, and June 2007.

On April 13, 2007, the Company paid its March 2007 monthly distribution of $0.14 per share/unit on its common shares of beneficial interest and common units of limited partnership interest to shareholders and unitholders of record as of March 30, 2007.

On April 13, 2007, the Company paid its preferred distribution of $0.52 per Series B Preferred Share for the quarter ended March 31, 2007 to Series B preferred shareholders of record at the close of business on April 2, 2007.

On April 13, 2007, the Company paid its preferred distribution of $0.45 per Series C Preferred Unit for the quarter ended March 31, 2007 to Series C preferred unitholders of record at the close of business on April 2, 2007.

On April 13, 2007, the Company paid its preferred distribution of $0.47 per Series D Preferred Share for the quarter ended March 31, 2007 to Series D preferred shareholders of record at the close of business on April 2, 2007.

On April 13, 2007, the Company paid its preferred distribution of $0.50 per Series E Preferred Share for the quarter ended March 31, 2007 to Series E preferred shareholders of record at the close of business on April 2, 2007.

On April 13, 2007, the Company paid its preferred distribution of $0.42 per Series F Preferred Unit for the quarter ended March 31, 2007 to Series F preferred unitholders of record at the close of business on April 2, 2007.

On April 13, 2007, the Company paid its preferred distribution of $0.45 per Series G Preferred Share for the quarter ended March 31, 2007 to Series G preferred shareholders of record at the close of business on April 2, 2007.

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	the possible failure of the Company to qualify as a REIT and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses; and

•	the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as updated elsewhere in this report.

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

The first quarter of 2007 was another good quarter for the economy, the travel industry and the lodging business. For the lodging industry, the first quarter was not as robust as prior quarters, due primarily to difficult post-Katrina comparisons, disruptive weather in mid-quarter, and below trend economic growth typical of a mid-cycle pause. For LaSalle Hotel Properties, it was a perfect quarter to undertake the large volume of major repositionings and renovations in our portfolio that resulted from our successful acquisition program over the last two years. As expected, our overall results were significantly impacted by our extensive renovations, repositionings and refurbishments. Although a few of these renovations and the associated disruptions will continue into the second quarter, the negative impact is forecasted to be significantly reduced from the first three months.

For the first quarter of 2007, the Company had net income applicable to common shareholders of $15.7 million or $0.39 per diluted share. FFO was $7.6 million, or $0.19 per diluted share and EBITDA was $58.8 million. RevPAR for our hotel portfolio was $119.30, which is an increase of 1.8% compared to the prior year period. Average Daily Rate increased 5.4% to $180.94, while occupancy declined by 3.4% to 65.9%. The Company’s EBITDA decreased by $4.1 million, or 6.5% decrease over 2006 EBITDA during the same period, which is solely attributable to a $38.4 million gain recognized in the first three months of 2006 for the sale of investments in joint venture. The Company’s hotel portfolio EBITDA declined 0.8% and hotel portfolio EBITDA margins declined 43 basis points. FFO, EBITDA, RevPAR and hotel EBITDA were all negatively impacted by disruptive major renovations at a substantial portion of the Company’s hotels.

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

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Industry travel levels improved in the first quarter from continued strength in business travel, driven by growth in both group and business transient travel. However, on a year-over-year basis, overall industry supply growth outpaced demand for rooms in the quarter, primarily due to difficult post-Katrina comparisons, disruptive weather in mid-quarter, and below trend economic growth typical of a mid-cycle pause. Occupancies at the Company’s hotel properties leased to LHL were negatively impacted by the disruptive weather, below trend economic growth and the significant renovations, repositionings and refurbishments at 13 of the 29 hotels. Comparable occupancies declined an average 3.6% from the prior year, while comparable ADR increased 5.1% over the prior year.

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (29 hotels as of March 31, 2007), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased $21.7 million, from $103.5 million in 2006 to $125.2 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$7.0 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$5.2 million increase from Hotel Solamar, which was purchased in August 2006;

•	$2.2 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$1.9 million increase from The Graciela Burbank, which was purchased in December 2006;

•	$1.8 million increase from Alexis Hotel, which was purchased in June 2006;

•	$0.9 million increase from House of Blues Hotel, which was purchased in March 2006; and

•	$0.8 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

The remaining increase of $1.9 million is attributable to a $1.2 million increase in room revenue and $0.7 million increase in food and beverage, golf and other ancillary revenue from the remaining hotels leased to LHL. The increase in room revenue was a result of 1.4% increase in RevPAR which was primarily attributable to an increase in ADR of 5.1% at the remaining hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels as of March 31, 2007) increased $0.3 million from $5.2 million in 2006 to $5.5 million in 2007. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. The increase of $0.3 million is a result of a $0.2 million increase from Le Montrose Suite Hotel due to a 12.5% increase in RevPar in 2007. The remaining increase of $0.1 million is due to a 3.8% increase in RevPar in 2007 at San Diego Paradise Point Resort.

Other income

Other income increased $1.2 million from approximately zero in 2006 to $1.2 million in 2007. This increase is primarily due to income from the retail leases at the Alexis Hotel and the Marina City Complex of which House of Blues Hotel is a part.

Hotel operating expenses

Hotel operating expenses increased $14.3 million from $76.0 million in 2006 to $90.3 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$4.9 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$3.1 million increase from Hotel Solamar, which was purchased in August 2006;

•	$1.6 million increase from Alexis Hotel, which was purchased in June 2006;

•	$1.4 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$1.3 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$1.1 million increase from The Graciela Burbank, which was purchased in December 2006; and

•	$0.4 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

The remaining increase of $0.5 million is due to above-inflation increases in payroll and related employee costs and benefits, sales and marketing and property maintenance expenses at the remaining hotels.

Depreciation and amortization

Depreciation and amortization expense increased $5.4 million from $16.7 million in 2006 to $22.1 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.6 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$0.9 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.8 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$0.3 million increase from Alexis Hotel, which was purchased in June 2006;

•	$0.3 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$0.3 million increase from The Graciela Burbank, which was purchased in December 2006; and

•	$0.1 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

The remaining change is an increase of $1.1 million related to building improvements and purchases of furniture, fixtures and equipment at the remaining hotels during 2007.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased $3.0 million from $6.6 million in 2006 to $9.6 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.9 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$0.5 million increase from House of Blues Hotel, which was purchased in March 2006;

•	$0.4 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.2 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$0.1 million increase from Alexis Hotel, which was purchased in June 2006; and

•	$0.1 million increase from The Graciela Burbank, which was purchased in December 2006.

The remaining increase of $0.8 million is a result of an increase in real estate taxes, insurance premiums and personal property taxes at the remaining hotels.

General and administrative expenses

General and administrative expense increased $0.7 million from $3.2 million in 2006 to $3.9 million in 2007 primarily as a result of increases in compensation costs, audit fees and other consulting costs.

Interest expense

Interest expense increased $2.4 million from $9.0 million in 2006 to $11.4 million in 2007 due to an increase in the Company’s weighted average debt and an increase in the weighted average interest rate, partly offset by an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $639.8 million in 2006 to $826.2 million in 2007, which includes increases from:

•	assumption of the mortgage and additional borrowing to purchase the Le Parc Suite Hotel in January 2006;

•	additional borrowing to purchase the House of Blues Hotel in March 2006;

•	additional borrowing to purchase the Westin Michigan Avenue in March 2006;

•	additional borrowing to purchase the Hotel Solamar in August 2006; and

•	assumption of the mortgage on the Holiday Inn Manhattan Wall Street District in November 2006.

The above borrowings are offset by paydowns of the line of credit from proceeds from:

•	a February 2006 common share offering;

•	a February 2006 preferred share offering;

•	a November 2006 preferred share offering; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations increased from 5.2% in 2006 to 5.3% in 2007. Capitalized interest increased $0.4 million, from $0.4 million in 2006 to $0.8 million in 2007, primarily due to the closing and the on-going renovation of the Washington Grande Hotel.

Income taxes

Income tax benefit decreased $0.3 million from $3.7 million in 2006 to $3.4 million in 2007. For the three months ended March 31, 2007, the REIT incurred state and local income tax expense of $0.1 million. LHL’s net loss before income tax benefit increased $1.0 million from a net loss of $8.2 million in 2006 to $9.2 million in 2007. Accordingly, for the three months ended March 31, 2007, LHL recorded a federal income tax benefit of $2.7 million and a state and local tax benefit of $0.9 million. The following table summarizes the income tax benefit (dollars in thousands):

	For the three months ended March 31,
	2007	2006
REIT state and local tax expense (benefit)	$81	$(468)
LHL federal, state and local tax benefit	(3,535)	(3,395)

Total tax benefit	(3,454)	(3,863)
Less: LHL federal, state and local tax benefit related to discontinued operations	73	203

Total tax benefit from continuing operations	$(3,381)	$(3,660)

As of March 31, 2007, the Company had a deferred tax asset of $20.5 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the Operating Partnership represents the common unit limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to common units minority interest based on the weighted average percentage ownership throughout the year. At March 31, 2007, the limited partners held 0.3% of the common units of the Operating Partnership.

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The increase in minority interest of preferred units in the Operating Partnership from $1.1 million in 2006 to $1.5 million in 2007 is a result of the Preferred F Units which were issued on November 17, 2006.

Discontinued Operations

Net income from discontinued operations increased $30.2 million from $0.2 million in 2006 to $30.4 million in 2007. Net income from discontinued operations is a result of the sale of the LaGuardia Airport Marriott in January 2007. The following table summarizes net income from discontinued operations for 2007 and 2006 (dollars in thousands):

	For the three months ended March 31,
	2007	2006
Net lease income from LaGuardia Airport Marriott	$240	$533
Net operating loss from LaGuardia Airport Marriott	(177)	(490)
Gain on sale of LaGuardia Airport Marriott	30,262	—
Minority interest expense related to LaGuardia Airport Marriott	(1)	—
Income tax benefit related to LaGuardia Airport Marriott	73	203

Net income from discontinued operations	$30,397	$246

Distributions to preferred shareholders

Distributions to preferred shareholders increased $1.9 million, from $5.6 million in 2006 to $7.5 million in 2007 due to $0.8 million and $1.8 million increases in distributions on Series E Preferred Shares and Series G Preferred Shares, respectively, which were issued on February 8, 2006 and November 17, 2006, respectively, and were outstanding for a full quarter in 2007, offset by a $0.7 million decrease due to the redemption of the Series A Preferred Shares on March 6, 2007.

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

The following is a reconciliation between net income applicable to common shareholders and FFO for the three months ended March 31, 2007 and 2006 (dollars in thousands, except share data):

	For the three months ended March 31,
	2007	2006
Funds From Operations (FFO):
Net income applicable to common shareholders	$15,652	$33,260
Depreciation	22,016	17,075
Equity in depreciation of joint venture	—	178
Amortization of deferred lease costs	124	36
Minority interest:
Minority interest of common units in Operating Partnership	74	80
Minority interest in discontinued operations	1	—
Less: Equity in gain on sale of property	—	(38,393)
Net gain on sale of property disposed of	(30,262)	—

FFO	$7,605	$12,236

Weighted average number of common shares and units outstanding:
Basic	39,947,484	38,129,385
Diluted	40,216,403	38,508,278

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	For the three months ended March 31,
	2007	2006
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$15,652	$33,260
Interest	11,443	9,014
Equity in interest expense of joint venture	—	317
Income tax benefit:
Income tax benefit	(3,381)	(3,660)
Income tax benefit from discontinued operations	(73)	(203)
Depreciation and amortization	22,191	17,159
Equity in depreciation/amortization of joint venture	—	201
Minority interest:
Minority interest of common units in Operating Partnership	74	80
Minority interest of preferred units in Operating Partnership	1,526	1,064
Minority interest in discontinued operations	1	—
Distributions to preferred shareholders including issuance costs of redeemed preferred shares	11,339	5,611

EBITDA	$58,772	$62,843

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

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of March 31, 2007, $7.8 million was available in restricted cash reserves for future capital expenditures.

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

Debt at March 31, 2007 and December 31, 2006, consisted of the following (dollars in thousands):

	Interest Rate at March 31, 2007			Maturity Date	Balance Outstanding at
Debt					March 31, 2007	December 31, 2006
Credit facilities
Senior Unsecured Credit Facility	Floating			June 2008	$12,000	$—
LHL Unsecured Credit Facility	Floating			June 2008	14,790	—

Massport bonds
Harborside Hyatt Conference
Center & Hotel (taxable) (b)	Floating	(a	)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)(b)	Floating	(a	)	March 2018	37,100	37,100

Total bonds payable					42,500	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%			May 2008	15,185	15,295
Holiday Inn Manhattan Wall Street District	Floating	(c	)	November 2008	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%			July 2009	40,482	40,744
San Diego Paradise Point Resort	5.25%			February 2009	60,815	61,182
Hilton Alexandria Old Town	4.98%			September 2009	32,608	32,802
Le Montrose Suite Hotel	8.08%			July 2010	13,567	13,629
Hilton San Diego Gaslamp Quarter	5.35%			June 2012	59,600	59,600
Hotel Solamar	5.49%			December 2013	60,900	60,900
Hotel Deca	6.28%			August 2014	10,514	10,567
Westin Copley Place	5.28%			August 2015	210,000	210,000
Westin Michigan Avenue	5.75%			April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%			July 2016	101,780	101,780

Mortgage Loans					765,451	766,499
Unamortized Loan Premium (d)					888	978

Total mortgage loans					766,339	767,477

Total debt					$835,629	$809,977

(a)	Variable interest rate based on a weekly floating rate. The interest rate at March 31, 2007 was 5.35% and 3.69% for the $5,400 and $37,100 bonds, respectively. The interest rate at December 31, 2006 was 5.38% and 4.01% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.
(c)	Mortgage debt bears interest at London InterBank Offered Rate plus 0.75%. The interest rates at March 31, 2007 and December 31, 2006 were 6.07% and 6.10%, respectively.
(d)	Mortgage debt includes unamortized loan premiums of $352 and $536 for Le Parc Suite Hotel and Hotel Deca, respectively, as of March 31, 2007, and $428 and $550, respectively, as of December 31, 2006.

The Company incurred interest expense of $11.4 million and $9.0 million for the three months ended March 31, 2007 and 2006, respectively. Included in interest expense are amortization of deferred financing fees of $0.6 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. Interest was capitalized in the amount of $0.8 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million. On June 9, 2005, the Company amended the credit facility to extend the credit facility’s maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions which, when combined with the distributions to shareholders in the three immediately preceding fiscal quarters, do not exceed the greater of (i) 90% of the funds from operations from the preceding four-quarter rolling period or (ii) the greater of (a) the amount of distributions required for the Company to maintain its status as a REIT or (b) the amount required to ensure the Company will avoid imposition of an excise tax for failure to make certain minimum distributions on a calendar year basis. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2007, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three months ended March 31, 2007, the weighted average interest rate for borrowings under the senior unsecured credit facility was 6.8%. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2007. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of $0.1 million for the three months ended March 31, 2007. At March 31, 2007 and December 31, 2006, the Company had $12.0 million and zero, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On June 9, 2005, LHL amended the credit facility to extend the credit facility maturity date to June 9, 2008 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.25% to 0.5%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2007, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for the borrowings under the LHL credit facility for the three months ended March 31, 2007 was 6.8%. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.2% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of an immaterial amount for the three months ended March 31, 2007. At March 31, 2007 and December 31, 2006, the Company had $14.8 million and zero, respectively, of outstanding borrowings under the LHL credit facility.

Sources and Uses Of Cash

At March 31, 2007, the Company had $9.9 million of cash and cash equivalents, $13.6 million of restricted cash reserves and $274.8 million available under the senior unsecured credit facility.

Net cash provided by operating activities was $5.2 million for the three months ended March 31, 2007, primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash provided by investing activities was $43.8 million for the three months ended March 31, 2007, due to proceeds from the sale of the LaGuardia Airport Marriott and proceeds from restricted cash reserves offset by the outflows for improvements and additions at the hotels and the funding of restricted cash reserves.

Net cash used in financing activities was $102.1 million for the three months ended March 31, 2007, due to the redemption of the Series A Preferred Shares on March 6, 2007, payment of distributions to the common shareholders and unitholders, payment of distributions to preferred shareholders and unitholders, repurchase of treasury shares and mortgage loan repayments. These uses were offset by net borrowings from the senior unsecured credit facility and proceeds from the exercise of share options.

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

Contractual Obligations

The following is a summary of the Company's obligations and commitments as of March 31, 2007 (dollars in thousands):

Contractual Obligations	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$1,058,819	$48,786	$244,593	$81,810	$683,630
Borrowings under credit facilities (1)	28,999	1,858	27,141	—	—
Ground rent (2)	200,035	4,698	9,395	9,395	176,547
Massport bonds (1)	60,597	1,658	3,316	3,316	52,307
Purchase commitments (3)
Purchase orders and letters of commitment	47,239	47,239	—	—	—

Total obligations and commitments	$1,395,689	$104,239	$284,445	$94,521	$912,484

(1)	Amounts include interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt. Interest expense on the variable rate debt is computed based on the rate at March 31, 2007.
(2)	Amounts computed based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.
(3)	As of March 31, 2007, purchase orders and letters of commitment totaling approximately $47.2 million had been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire.

The Hotels

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2004 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of $2.4 million within 60 days of notification. On April 28, 2005, Marriott made a cure payment of $2.4 million to avoid termination. On March 9, 2006, the Company notified Marriott again that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2005 as defined in the management agreement. On May 2, 2006, Marriott made an additional cure payment of $3.7 million to avoid termination. Marriott may recoup these amounts in the event certain future operating performance thresholds are attained. Marriott has recouped $0.3 million and $1.5 million in 2006 and 2005, respectively. The remaining amount may still be recouped; therefore, the Company maintains a deferred liability of $4.3 million as of March 31, 2007 and December 31, 2006, which is included in accounts payable and accrued expenses on the accompanying balance sheets.

On February 22, 2007, the Company notified Marriott that it was again terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2006 as defined in the management agreement. Pursuant to the management agreement, Marriott has the right to avoid termination by making payment of $3.1 million within 60 days of notification. On April 5, 2007, Marriott made the cure payment to avoid termination and the Company recognized a deferred liability for this amount at that time. Marriott may recoup this amount in the event certain future operating performance thresholds are attained.

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three months ended March 31, 2007 and 2006, respectively. ADR is calculated as the quotient of room revenue divided by the number of rooms sold, and RevPAR is calculated as the product of occupancy and ADR.

	For the three months ended March 31,
	2007	2006	Variance
Total Portfolio
Occupancy	65.9%	68.3%	-3.4%
ADR	180.94	171.65	5.4%
RevPAR	119.30	117.18	1.8%

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company understands that Lehman Brothers is now the real party in interest after having acquired a controlling stake in the Meridien entities that are parties to the Dallas and New Orleans lawsuits. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3.9 million, plus post-judgment interest. Meridien has noticed an appeal and the Company has noticed an appeal as well. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value to be $8.6 million, plus interest. On July 18, 2005, the Company posted a $8.6 million surety bond, which was secured by $9.0 million of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4.1 million. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4.2 million bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8.6 million bond and obtained a new $12.8 million letter of credit which serves as collateral for the $8.6 million bond and the $4.2 million bond. The Louisiana court of appeals heard argument on the Company’s appeal from the trial court’s judgment on April 3, 2007, and a decision is pending.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Expense Recognized Period Ended December 31, 2006	Cumulative Expense Recognized as of March 31, 2007
Estimated arbitration “award”	$5,749	$—	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	800	5,760
Holdover rent	(4,844)	—	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$800	$5,170

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $0.9 million due to litigation timeline changes. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1.0 million in legal fees due to timeline changes. In September 2006, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $0.8 million in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of $1.8 million as of March 31, 2007, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

The Company maintained a lien on Meridien’s security deposit on both disputed properties with an aggregate value of $3.3 million, in accordance with the lease agreements. The security deposits were liquidated in May 2003 with the proceeds used to partially satisfy Meridien’s outstanding obligations. The judgment entered by the Dallas Court already incorporates a set-off in the amount of $1.0 million attributable to the security deposit for the Dallas property.

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

The Company is exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of March 31, 2007, $89.3 million of the Company’s aggregate indebtedness (10.7% of total indebtedness) was subject to variable interest rates. In addition, the preferred distribution on the Series F Preferred Units with a liquidation value of $27.5 million is subject to variable interest rates.

If market rates of interest on our variable rate long-term debt and variable rate preferred units increase by 0.25%, the increase in interest expense on our variable long-term rate debt and minority interest on our variable rate preferred units would decrease future earnings and cash flows by $0.3 million annually. On the other hand, if market rates of interest on the variable rate long-term debt and variable rate preferred units decrease by 0.25%, the decrease in interest expense on the variable rate long-term debt and minority interest on our variable rate preferred units would increase future earnings and cash flows by $0.3 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $89.3 million, the balance at March 31, 2007.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2007. There were no changes to the Company’s internal controls over financial reporting during the first quarter ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The risk factor below is disclosed on the Form 10-K and has been updated to provide debt information as of March 31, 2007.

Increases in interest rates may increase the Company’s interest expense.

As of March 31, 2007, $89.3 million of aggregate indebtedness (10.7% of total indebtedness) was subject to variable interest rates. An increase in interest rates could increase the Company’s interest expense and reduce its cash flow and may affect its ability to make distributions to shareholders and to service its indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of LaSalle Hotel Properties, Inc. (including all amendments thereto)

10.1	Form of time-based restricted stock award agreement

10.2	Form of performance-based restricted stock award agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: April 18, 2007	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of LaSalle Hotel Properties, Inc. (including all amendments thereto)

10.1	Form of time-based restricted stock award agreement

10.2	Form of performance-based restricted stock award agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002