Form 10-Q
period 2007-06-30
LASALLE HOTEL PROPERTIES
filed 2007-07-18
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-14045

LASALLE HOTEL PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3 Bethesda Metro Center, Suite 1200 Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 18,2007
Common Shares of Beneficial Interest ($0.01 par value)	40,093,178
8 3/8 % Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000
7 1/2 % Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8 % Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4 % Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	4,000,000

PART I. Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets:
Investment in hotel properties, net	$1,909,293	$1,932,141
Property under development	61,632	60,549
Cash and cash equivalents	4,476	63,026
Restricted cash reserves (Note 5)	11,469	18,389
Rent receivable	5,018	2,884
Hotel receivables (net of allowance for doubtful accounts of approximately $849 and $713, respectively)	34,039	24,030
Deferred financing costs, net	4,029	3,733
Deferred tax asset	17,183	16,700
Prepaid expenses and other assets	43,695	29,999
Assets sold	44	—

Total assets	$2,090,878	$2,151,451

Liabilities and Shareholders' Equity:
Borrowings under credit facilities (Note 4)	$27,000	$—
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $793 and $978, respectively) (Note 4)	765,222	767,477
Accounts payable and accrued expenses	88,108	81,488
Advance deposits	12,456	6,986
Accrued interest	3,789	3,935
Distributions payable	12,459	12,885

Total liabilities	951,534	915,271
Minority interest of common units in Operating Partnership (Note 1)	747	3,686
Minority interest of preferred units in Operating Partnership (Note 1)	87,667	87,428
Commitments and contingencies (Note 5)	—	—

Shareholders' Equity:
Preferred shares, $.01 par value, (liquidation preference $294,250 and $394,048 at June 30, 2007 and December 31, 2006, respectively), 40,000,000 shares authorized, 11,770,000 and 15,761,900 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively (Note 6)	118	158
Common shares of beneficial interest, $.01 par value, 200,000,000 shares authorized, 40,108,169 shares issued at June 30, 2007 and December 31, 2006 and 40,104,127 and 40,108,169 outstanding at June 30, 2007 and December 31, 2006, respectively (Note 6)	401	401
Treasury shares, at cost	(185)	—
Additional paid-in capital, net of offering costs of $42,679 and $46,546 at June 30, 2007 and December 31, 2006, respectively	1,127,276	1,219,351
Distributions in excess of retained earnings	(76,680)	(74,844)

Total shareholders' equity	1,050,930	1,145,066

Total liabilities and shareholders' equity	$2,090,878	$2,151,451

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenues:
Hotel operating revenues:
Room revenue	$114,944	$100,918	$195,659	$166,381
Food and beverage revenue	48,372	44,060	83,526	74,678
Other operating department revenue	13,017	12,235	22,355	19,630

Total hotel operating revenues	176,333	157,213	301,540	260,689
Participating lease revenue	7,143	6,525	12,660	11,752
Other income	1,240	2,804	2,438	2,830

Total revenues	184,716	166,542	316,638	275,271

Expenses:
Hotel operating expenses:
Room	24,054	21,413	44,895	38,181
Food and beverage	31,050	29,032	57,199	51,438
Other direct	6,316	6,102	11,143	10,584
Other indirect	44,336	40,892	82,797	73,223

Total hotel operating expenses	105,756	97,439	196,034	173,426
Depreciation and amortization	22,945	19,064	45,085	35,723
Real estate taxes, personal property taxes and insurance	8,299	6,993	16,445	12,212
Ground rent (Note 5)	1,728	1,553	3,169	2,947
General and administrative	3,488	2,794	7,398	5,968
Other expenses	658	993	1,233	1,255

Total operating expenses	142,874	128,836	269,364	231,531

Operating income	41,842	37,706	47,274	43,740
Interest income	199	310	1,023	987
Interest expense	(11,868)	(10,223)	(23,311)	(19,236)

Income before income tax (expenses) benefit, minority interest, equity in earnings of joint venture and discontinued operations	30,173	27,793	24,986	25,491
Income tax (expense) benefit (Note 10)	(3,632)	(2,979)	(251)	681
Minority interest of common units in Operating Partnership	(69)	(8)	(143)	(90)
Minority interest of preferred units in Operating Partnership	(1,531)	(1,065)	(3,057)	(2,129)
Equity in earnings of joint venture (Note 2)	27	—	27	38,411

Income from continuing operations	24,968	23,741	21,562	62,364

Discontinued operations:
Income from operations of properties disposed of, including gain on disposal of assets	16	1,123	30,341	1,166
Minority interest, net of tax	—	(4)	(1)	(2)
Income tax (expense) benefit	—	(127)	73	76

Net income from discontinued operations	16	992	30,413	1,240

Net income	24,984	24,733	51,975	63,604
Distributions to preferred shareholders	(5,624)	(6,369)	(13,095)	(11,980)
Issuance costs of redeemed preferred shares	—	—	(3,868)	—

Net income applicable to common shareholders	$19,360	$18,364	$35,012	$51,624

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations – Continued

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Earnings per Common Share—Basic:
Net income applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.48	$0.43	$0.11	$1.29
Discontinued operations	—	0.03	0.76	0.03

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.48	$0.46	$0.87	$1.32

Earnings per Common Share—Diluted:
Net income applicable to common shareholders before discontinued operations	$0.48	$0.43	$0.11	$1.28
Discontinued operations	—	0.03	0.76	0.03

Net income applicable to common shareholders	$0.48	$0.46	$0.87	$1.31

Weighted average number of common shares outstanding:
Basic	39,854,720	39,776,207	39,849,367	38,919,318
Diluted	40,133,572	40,170,665	40,132,087	39,315,706

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(unaudited)

	For the six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$51,975	$63,604
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	45,136	36,713
Amortization of deferred financing costs and mortgage premium	590	1,284
Minority interest in Operating Partnership	3,201	2,221
Gain on sale of property disposed of	(30,278)	—
Income tax benefit	(483)	(422)
Deferred compensation	1,766	783
Allowance for doubtful accounts	136	(367)
Equity in earnings of unconsolidated entities	—	(38,411)
Changes in assets and liabilities:
Restricted cash reserves, net	(1,037)	(2,669)
Rent receivable	(2,134)	(1,073)
Hotel receivables	(10,919)	(11,493)
Prepaid expenses and other assets	(13,866)	(24,691)
Accounts payable and accrued expenses	6,655	16,607
Advance deposits	5,589	3,797
Accrued interest	(146)	333

Net cash flow provided by operating activities	56,185	46,216

Cash flows from investing activities:
Improvements and additions to hotel properties	(60,061)	(19,823)
Acquisition of hotel properties	—	(398,638)
Distributions from joint venture	—	39,069
Purchase of office furniture and equipment	(11)	(24)
Payment of deferred lease fees	(129)	—
Restricted cash reserves, net	4,457	(1,707)
Proceeds from sale of investments in hotel properties	71,465	—

Net cash flow provided by (used in) investing activities	15,721	(381,123)

Cash flows from financing activities:
Borrowings under credit facilities	101,959	317,102
Repayments under credit facilities	(74,959)	(347,757)
Proceeds from mortgage loans	—	241,780
Repayments of mortgage loans	(2,070)	(58,915)
Payment of deferred financing costs	(1,071)	(767)
Proceeds from exercise of stock options	247	445
Proceeds from issuance of preferred shares	—	87,500
Proceeds from issuance of common shares	—	143,100
Payment of preferred offering costs	—	(2,145)
Payment of common offering costs	—	(5,121)
Redemption of preferred shares	(99,797)	—
Purchase of treasury shares	(1,038)	(1,016)
Distributions-preferred shares/units	(17,544)	(12,359)
Distributions-common shares/units	(36,183)	(26,430)

Net cash flow (used in) provided by financing activities	(130,456)	335,417

Net change in cash and cash equivalents	(58,550)	510
Cash and cash equivalents, beginning of period	63,026	10,153

Cash and cash equivalents, end of period	$4,476	$10,663

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

As of June 30, 2007, the Company owned interests in 31 hotels with approximately 8,500 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 29 of the hotels are leased to the Company’s taxable-REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 9). Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned 99.7% of the common units of the Operating Partnership at June 30, 2007. At June 30, 2007, the remaining 0.3% was held by limited partners who held 103,530 limited partnership common units. Common units of the Operating Partnership are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. A limited partner owns 2,348,888 Series C Preferred Units of limited partnership interest in the Operating Partnership having an aggregate liquidation value of $58,722 and bearing an annual cumulative distribution of 7.25% on the liquidation preference. The Series C Preferred Units are redeemable for cash or, at the election of the Company, 7.25% Series C Cumulative Redeemable Preferred Shares of beneficial interest of the Company. In addition, a limited partner owns 1,098,348 Series F Preferred Units of limited interest in the Operating Partnership, having an aggregate liquidation value of $27,459 and bearing an annual cumulative distribution based on a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 150 basis points on the liquidation preference. The Series F Preferred Units are redeemable for cash or, at the election of the Company, common shares of beneficial interest of the Company in accordance with the terms of the Operating Partnership agreement.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

On February 22, 2006, Chicago 540 Hotel Venture refinanced its existing mortgage and furniture, fixtures, and equipment credit facility into a new $220,000 mortgage loan. Proceeds from the refinancing in excess of the amounts to pay off the previous loans were distributed to the owners in accordance with the partnership agreement. On March 25, 2006, Chicago 540 Hotel Venture sold the Chicago Marriott Downtown for an aggregate purchase price of $306,000 and recognized a gain on the sale of $152,590. Proceeds from the sale were used to pay off the refinanced mortgage, make a distribution to the owners, and the remaining amount was retained to settle any post closing adjustments. Chicago 540 Hotel Venture incurred interest expense of zero for the three months ended June 30, 2007 and 2006, and zero and $3,439 for the six months ended June 30, 2007 and 2006, respectively. The Company recognized its share of the gain on sale of $38,402 in 2006, which is included in equity in earnings of joint venture in the consolidated statements of operations. In 2007, the Company recognized an additional $27 related to final settlements of joint venture activity, which is included in equity in earnings of joint venture in the consolidated statements of operations. The Company received a preferential distribution of the sale proceeds above its 9.9% equity interest due to the joint venture achieving certain return thresholds.

Stock-Based Compensation

From time to time, the Company awards nonvested shares under the 1998 Share Option and Incentive Plan to trustees, executive officers and employees, which vest over three to five years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for estimated forfeitures. Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Adoption did not have a material effect on the Company.

Recently Issued Accounting Pronouncements

In March 2006, FASB Emerging Issues Task Force issued Issue 06-03 ("EITF 06-03"), "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. Adoption on January 1, 2007 did not have an effect on the Company’s policy related to sales taxes and therefore, did not have an effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption on January 1, 2007 did not have a material effect on the Company. Open tax years include 2003 through 2006 for federal income tax purposes and all states in which the Company owns hotels.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe adoption will have a material effect on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact FAS 159 will have on the Company’s consolidated financial statements.

3.	Investment in Hotel Properties

The following condensed pro forma financial information is presented as if the following acquisitions had been consummated and leased as of January 1, 2006:

Property	Acquisition Date
Le Parc Suite Hotel	January 27, 2006
Hotel Sax Chicago (formerly House of Blues Hotel)	March 1, 2006
Westin Michigan Avenue	March 1, 2006
Alexis Hotel	June 15, 2006
Hotel Solamar	August 1, 2006
Holiday Inn Manhattan Wall Street District	November 17, 2006
The Graciela Burbank	December 19, 2006

The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated and the hotels had been leased at the beginning of the respective periods presented, nor does it purport to represent the results of operations for future periods. The condensed pro forma financial information has not been adjusted for property sales.

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Total revenues	$184,716	$178,529	$316,638	$307,065

Net income applicable to common shareholders	$19,360	$18,551	$35,012	$48,505

Net income applicable to common shareholders per weighted average common share:
basic (after dividends paid on unvested restricted shares)	$0.48	$0.46	$0.87	$1.21
diluted (before dividends paid on unvested restricted shares)	$0.48	$0.46	$0.87	$1.21

Common shares outstanding
basic	39,854,720	39,854,720	39,854,339	39,854,339
diluted	40,133,572	40,133,572	40,137,059	40,137,059

Discontinued Operations

Effective January 10, 2007, the Company entered into a contract to sell the LaGuardia Airport Marriott. The asset was classified as held for sale at that time, and, accordingly, depreciation was suspended. Based on initial pricing expectations, the Company expected to recognize a gain on the sale; therefore, no impairment was recognized. The LaGuardia Airport Marriott was sold on January 26, 2007 for $69,000, resulting in a gain of $30,278. The gain is recorded in discontinued operations in the accompanying consolidated statement of operations. The Company utilized the sale of the hotel as the disposition property in the reverse 1031 exchange established in conjunction with the Hotel Solamar acquisition in August 2006. As a result, the Company’s gain will be deferred for tax purposes. Total revenues related to the asset of zero and $1,988 for the three and six months ended June 30, 2007, respectively, and $8,629 and $15,301 for the three and six months ended June 30, 2006, respectively, were comprised primarily of hotel operating revenues, and income before income tax benefit/(expense) related to the asset of zero and $63 for the three and six months ended June 30, 2007, respectively, and $1,123 and $1,166 for the three and six months ended June 30, 2006, respectively, are included in discontinued operations. Revenues and expenses for the three and six months ended June 30, 2006 have been reclassified to conform to the current presentation.

As of June 30, 2007, the Company had unsettled assets and liabilities of $44 and zero, respectively, related to the sale of the LaGuardia Airport Marriott property. The Company expects all assets and liabilities to be settled before the end of 2007. At June 30, 2007, the Company had no assets or liabilities for assets held for sale.

4.	Long-Term Debt

Debt at June 30, 2007 and December 31, 2006, consisted of the following (in thousands):

	Interest Rate at			Balance Outstanding at
Debt	June 30, 2007		Maturity Date	June 30, 2007	December 31, 2006
Credit facilities
Senior Unsecured Credit Facility	Floating		June 2011	$27,000	$—
LHL Unsecured Credit Facility	Floating		June 2011	—	—
Massport bonds
Harborside Hyatt Conference Center & Hotel (taxable) (b)	Floating	(a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)(b)	Floating	(a)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%		May 2008	15,079	15,295
Holiday Inn Manhattan Wall Street District	Floating	(c)	November 2008	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%		July 2009	40,214	40,744
San Diego Paradise Point Resort	5.25%		February 2009	60,461	61,182
Hilton Alexandria Old Town	4.98%		September 2009	32,420	32,802
Le Montrose Suite Hotel	8.08%		July 2010	13,511	13,629
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
Hotel Solamar	5.49%		December 2013	60,900	60,900
Hotel Deca	6.28%		August 2014	10,464	10,567
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%		July 2016	101,780	101,780

Mortgage loans				764,429	766,499
Unamortized loan premium (d)				793	978

Total mortgage loans				765,222	767,477

Total debt				$834,722	$809,977

(a)	Variable interest rate based on a weekly floating rate. The interest rate at June 30, 2007 was 5.35% and 3.76% for the $5,400 and $37,100 bonds, respectively. The interest rate at December 31, 2006 was 5.38% and 4.01% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.
(c)	Mortgage debt bears interest at London InterBank Offering Rate plus 0.75%. The interest rates at June 30, 2007 and December 31, 2006 were 6.07% and 6.10%, respectively.
(d)	Mortgage debt includes unamortized loan premiums of $273 and $520 for Le Parc Suite Hotel and Hotel Deca, respectively, as of June 30, 2007, and $428 and $550, respectively, as of December 31, 2006.

The Company incurred interest expense of $11,868 and $23,311 for the three and six months ended June 30, 2007, respectively, and $10,223 and $19,237 for the three and six months ended June 30, 2006, respectively. Included in interest expense are amortization of deferred financing fees of $208 and $775 for the three and six months ended June 30, 2007, respectively, and $797 and $1,436 for the three and six months ended June 30, 2006, respectively. Interest was capitalized in the amount of $832 and $1,621 for the three and six months ended June 30, 2007, respectively, and $724 and $1,091 for the three and six months ended June 30, 2006, respectively.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $300,000. On April 13, 2007, the Company amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2007, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three and six months ended June 30, 2007, the weighted average interest rate for the borrowings under the senior unsecured credit facility was 6.1% and 6.2%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2007. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of $89 and $231 for the three and six months ended June 30, 2007, respectively, and $144 and $269 for the three and six months ended June 30, 2006, respectively. At June 30, 2007 and December 31, 2006, the Company had $27,000 and zero, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On April 13, 2007, LHL amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2007, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three and six months ended June 30, 2007, the weighted average interest rate for the borrowings under the LHL credit facility was 6.2% and 6.3%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of $4 and $14 for the three and six months ended June 30, 2007, respectively, and $5 and $17 for the three and six months ended June 30, 2006, respectively. At June 30, 2007 and December 31, 2006, LHL had no outstanding borrowings under the LHL credit facility.

5.	Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, Hilton San Diego Resort, and Hotel Solamar and the parking lot at Sheraton Bloomington Hotel Minneapolis South, are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense for the three and six months ended June 30, 2007 was $1,728 and $3,169, respectively. Total ground lease expense for the three and six months ended June 30, 2006 was $1,553 and $2,947, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash to fund future capital expenditures. As of June 30, 2007 and December 31, 2006, $4,810 and $12,767, respectively, was available in restricted cash reserves for future capital expenditures.

Restricted Cash Reserves

At June 30, 2007, the Company held $11,469 in restricted cash reserves. Included in such amounts are (i) $4,810 of reserve funds relating to the hotels with agreements requiring the Company to maintain restricted cash to fund future capital expenditures, and (ii) $6,659 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company understands that Lehman Brothers is now the real party in interest after having acquired a controlling stake in the Meridien entities that are parties to the Dallas and New Orleans lawsuits. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3,903, plus post-judgment interest. Meridien has noticed an appeal and the Company has noticed an appeal as well. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of $5,700, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7,800 surety bond, which was secured by $5,900 of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7,800 surety bond was released and the $5,900 restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value to be $8,572, plus interest. On July 18, 2005, the Company posted a $8,633 surety bond, which was secured by $8,980 of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4,130. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4,174 bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8,633 bond and obtained a new $12,807 letter of credit which serves as collateral for the $8,633 bond and the $4,174 bond. The Louisiana court of appeals heard argument on the Company's appeal from the trial court's judgment on April 3, 2007, and a decision is pending.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Expense Recognized Period Ended December 31, 2006	Cumulative Expense Recognized as of June 30, 2007
Estimated arbitration “award”	$5,749	$—	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	800	5,760
Holdover rent	(4,844)	—	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$800	$5,170

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1,000 in legal fees due to timeline changes. In September 2006, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $800 in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of $1,753 as of June 30, 2007, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

The Company paid the following dividends on common shares/units during 2007:

Dividend per Share/Unit	For the Month	Declared	Record Date	Payable Date
$0.14	31-Dec-2006	13-Oct-2006	29-Dec-2006	12-Jan-2007
$0.14	31-Jan-2007	12-Jan-2007	31-Jan-2007	15-Feb-2007
$0.14	28-Feb-2007	12-Jan-2007	28-Feb-2007	15-Mar-2007
$0.14	31-Mar-2007	12-Jan-2007	30-Mar-2007	13-Apr-2007
$0.17	30-Apr-2007	13-Apr-2007	30-Apr-2007	15-May-2007
$0.17	31-May-2007	13-Apr-2007	31-May-2007	15-Jun-2007

Treasury Shares

Treasury shares are accounted for under the cost method. In January 2007, the Company repurchased 22,649 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued 18,607 treasury shares in connection with (i) shares issued for the Board of Trustees 2006 compensation; and (ii) options exercised by a member of the Board to purchase common shares of beneficial interest in March 2007.

At June 30, 2007, there were 4,042 common shares of beneficial interest in treasury.

Preferred Shares and Operating Partnership Units

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

The Company paid the following dividends on preferred shares/units during 2007:

Share/ Unit	Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Share	Series A	$0.64	31-Dec-2006	2-Jan-2007	12-Jan-2007
Share	Series B	$0.52	31-Dec-2006	2-Jan-2007	12-Jan-2007
Share	Series D	$0.47	31-Dec-2006	2-Jan-2007	12-Jan-2007
Share	Series E	$0.50	31-Dec-2006	2-Jan-2007	12-Jan-2007
Share	Series G	$0.22	31-Dec-2006	2-Jan-2007	12-Jan-2007
Unit	Series C	$0.45	31-Dec-2006	2-Jan-2007	12-Jan-2007
Unit	Series F	$0.21	31-Dec-2006	2-Jan-2007	12-Jan-2007
Share	Series B	$0.52	31-Mar-2007	2-Apr-2007	13-Apr-2007
Share	Series D	$0.47	31-Mar-2007	2-Apr-2007	13-Apr-2007
Share	Series E	$0.50	31-Mar-2007	2-Apr-2007	13-Apr-2007
Share	Series G	$0.45	31-Mar-2007	2-Apr-2007	13-Apr-2007
Unit	Series C	$0.45	31-Mar-2007	2-Apr-2007	13-Apr-2007
Unit	Series F	$0.42	31-Mar-2007	2-Apr-2007	13-Apr-2007

Common Operating Partnership Units

As of June 30, 2007, the Operating Partnership had 103,530 common units outstanding, representing a 0.3% partnership interest held by the limited partners.

7.	Share Option and Incentive Plan

In April 1998, the Board of Trustees adopted and the then current shareholders approved the 1998 Share Option and Incentive Plan (“Plan”) that is currently administered by the Compensation Committee of the Board of Trustees. The Company’s employees and the hotel operators and their employees generally are eligible to participate in the Plan. As of June 30, 2007, 2,800,000 shares were authorized for issuance under the Plan. At June 30, 2007, there were 899,722 common shares available for future grant under the Plan.

The Plan authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash trustees’ fees, (iv) grants of common shares of beneficial interest in lieu of cash compensation, and (v) the making of loans to acquire common shares of beneficial interest in lieu of compensation. The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares of beneficial interest on the date of grant. Options under the Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three-year period. The duration of each option is also determined by the Compensation Committee; however, the duration of each option shall not exceed 10 years from date of grant. As of June 30, 2007, the Company had no unvested stock options outstanding.

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

A summary of the Company’s nonvested service condition share awards as of June 30, 2007 is as follows (dollars in thousands, except weighted average grant date fair values):

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	318,539	$34.81
Granted	—	—
Vested	(69,362)	23.14
Forfeited	—	—

Nonvested at June 30, 2007	249,177	$38.97

As of June 30, 2007, there was $7,728 of total unrecognized compensation costs related to nonvested service condition share awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the three and six months ended June 30, 2007 was $47 and $3,182, respectively. The compensation cost, net of estimated forfeitures, for the nonvested service condition share awards under the Plan that has been included in general and administrative expenses in the accompanying statement of operations was $804 and $1,611 for the three and six months ended June 30, 2007, respectively, and $402 and $783 for the three and six months ended June 30, 2006, respectively.

A summary of the Company’s long-term performance based share awards as of June 30, 2007 is as follows (dollars in thousands, except weighted average grant date fair values):

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	31,490	$49.53
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2007	31,490	$49.53

As of June 30, 2007, there was $1,395 of total unrecognized compensation costs related to long-term performance based share awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.5 years. No long-term performance based share awards were vested as of June 30, 2007. The compensation cost related to long-term performance based share awards that has been included in general and administrative expenses in the accompanying statement of operations was $77 and $155 for the three and six months ended June 30, 2007, respectively, and zero for the three and six months ended June 30, 2006, respectively.

8.	Financial Instruments: Derivatives and Hedging

The Company uses interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixed the LIBOR at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis Marriott Downtown, and therefore, fixed the mortgage interest rate at 3.56%. On June 8, 2006, the Company paid off the mortgage loan which was being hedged and, concurrently, terminated the interest rate swap. The Company received $1,053 in proceeds from the termination of the swap and reclassified $1,053 into earnings from accumulated other comprehensive income in June 2006. As of June 30, 2007, the Company does not have any outstanding interest rate swaps.

9.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
General and administrative	$12,203	$12,082	$23,685	$21,777
Sales and marketing	10,189	9,710	19,431	17,577
Repairs and maintenance	6,235	6,341	12,269	11,683
Utilities and insurance	6,095	5,986	12,793	12,101
Management and incentive fees	7,376	7,717	11,445	11,526
Franchise fees	1,717	1,558	3,065	2,990
Other expenses	521	426	769	812

Total other indirect expenses	44,336	43,820	83,457	78,466
Other indirect hotel operating expenses related to discontinued operations	—	(2,928)	(660)	(5,243)

Total other indirect expenses related to continuing operations	$44,336	$40,892	$82,797	$73,223

As of June 30, 2007, LHL leases the following 29 hotels owned by the Company:

• Seaview Resort and Spa	• Hilton San Diego Gaslamp Quarter
• Harborside Hyatt Conference Center & Hotel	• Grafton on Sunset
• Hotel Viking	• Onyx Hotel
• Topaz Hotel	• Westin Copley Place
• Hotel Rouge	• Hotel Deca (formerly University Tower Hotel)
• Hotel Madera	• Hilton San Diego Resort
• Hotel Helix	• Washington Grande Hotel
• Holiday Inn on the Hill	• Le Parc Suite Hotel
• Sheraton Bloomington Hotel Minneapolis South	• Hotel Sax Chicago (formerly House of Blues Hotel)
• Lansdowne Resort	• Westin Michigan Avenue
• Westin City Center Dallas	• Alexis Hotel
• Hotel George	• Hotel Solamar
• Indianapolis Marriott Downtown	• Holiday Inn Manhattan Wall Street District
• Hilton Alexandria Old Town	• The Graciela Burbank
• Chaminade Resort

The two remaining hotels, Le Montrose Suite Hotel and San Diego Paradise Point Resort, in which the Company owns an interest, are leased directly to affiliates of the third-party hotel operators of those respective hotels.

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2004 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of $2,394 within 60 days of notification. On April 28, 2005, Marriott made a cure payment of $2,394 to avoid termination. On March 9, 2006, the Company notified Marriott again that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2005 as defined in the management agreement. On May 2, 2006, Marriott made an additional cure payment of $3,715 to avoid termination. On February 22, 2007, the Company notified Marriott that it was again terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2006 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of $3,083 within 60 days of notification. On April 5, 2007, Marriott made the cure payment to avoid termination. Marriott may recoup these amounts in the event certain future operating performance thresholds are attained. Marriott recouped $280 and $1,540 in 2006 and 2005, respectively. The remaining amount may still be recouped; therefore, the Company maintains a deferred liability of $7,372 and $4,289 as of June 30, 2007 and December 31, 2006, respectively, which is included in accounts payable and accrued expenses on the accompanying balance sheets.

10.	Income Taxes

For the six months ended June 30, 2007, income tax expense of $178 is comprised of a net state and local tax expense of $337 on the Operating Partnership’s income, and federal, state and local tax benefit of $159 on LHL’s loss of $778 before income tax expense. For the three months ended June 30, 2007, income tax expense of $3,632 is comprised of a net state and local tax expense of $257 on the Operating Partnership’s income, and federal, state and local tax expense of $3,375 on LHL’s income of $8,372 before income tax expense.

The components of the LHL income tax expense (benefit) were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Federal
Current	$(160)	$—	$—	$—
Deferred	2,578	2,209	(240)	(313)

State & local
Current	61	(3)	163	—
Deferred	896	768	(82)	(109)

Total income tax expense (benefit)	$3,375	$2,974	$(159)	$(422)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
"Expected" federal tax expense (benefit) at 34.5%	$2,888	$2,475	$(268)	$(350)
State income tax expense (benefit), net of federal income tax effect	586	501	(54)	(71)
Other, net	(99)	(2)	163	(1)

Income tax expense (benefit)	$3,375	$2,974	$(159)	$(422)

The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of June 30, 2007, the Company had a deferred tax asset of $17,183 primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent year cannot be reasonably estimated.

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

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$19,344	$17,372	$4,599	$50,384
Discontinued operations	16	992	30,413	1,240

Net income applicable to common shareholders before dividends paid on unvested restricted shares	19,360	18,364	35,012	51,624
Dividends paid on unvested restricted shares	(127)	(79)	(232)	(134)

Net income applicable to common shareholders, after dividends paid on unvested restricted shares	$19,233	$18,285	$34,780	$51,490

Denominator:
Weighted average number of common shares – basic	39,854,720	39,776,207	39,849,367	38,919,318
Effect of dilutive securities:
Unvested restricted shares	82,006	186,764	82,710	179,806
Common stock options	196,846	207,694	200,010	216,582

Weighted average number of common shares – diluted	40,133,572	40,170,665	40,132,087	39,315,706

Basic Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations and after dividends paid on unvested restricted shares	$0.48	$0.43	$0.11	$1.29
Discontinued operations	—	0.03	0.76	0.03

Net income applicable to common shareholders per weighted average common share, after dividends paid on unvested restricted shares	$0.48	$0.46	$0.87	$1.32

Diluted Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations	$0.48	$0.43	$0.11	$1.28
Discontinued operations	—	0.03	0.76	0.03

Net income applicable to common shareholders per weighted average common share	$0.48	$0.46	$0.87	$1.31

12.	Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2007	2006
Interest paid, net of capitalized interest	$22,682	$17,469

Interest capitalized	1,621	1,091

Income taxes paid, net of refunds	828	124

Distributions payable (common shares)	6,835	5,601

Distributions payable (preferred shares)	5,624	6,369

Redemption of Operating Partnership Units for common shares	—	2,010

Issuance of restricted shares to employee and executives, net	—	1,590

Issuance of common shares for board of trustees compensation	165	216

Repurchase of common shares (treasury)	(1,038)	(1,016)

In conjunction with the hotel dispositions, the Company disposed of the following assets and liabilities:
Proceeds on sale, net of closing costs	$(67,069)	$—
Other assets	(5,598)	—
Liabilities	1,202	—

Disposition of hotel properties	($71,465)	$—

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$—	$418,040
Assumption of mortgage at fair value	—	(16,380)
Other assets	—	4,919
Liabilities	—	(7,941)

Acquisition of hotel properties	$—	$398,638

13.	Subsequent Events

The Company paid the following common and preferred dividends subsequent to June 30, 2007:

Security Type	Share/ Unit	Dividend per Share/Unit	For the Month/Quarter Ended	Declared	Record Date	Payable Date
Common	Share/Unit	$0.17	30-Jun-2007	13-Apr-2007	29-Jun-2007	13-Jul-2007
Preferred Series B	Share	$0.52	30-Jun-2007	n/a	2-Jul-2007	13-Jul-2007
Preferred Series C	Unit	$0.45	30-Jun-2007	n/a	2-Jul-2007	13-Jul-2007
Preferred Series D	Share	$0.47	30-Jun-2007	n/a	2-Jul-2007	13-Jul-2007
Preferred Series E	Share	$0.50	30-Jun-2007	n/a	2-Jul-2007	13-Jul-2007
Preferred Series F	Unit	$0.43	30-Jun-2007	n/a	2-Jul-2007	13-Jul-2007
Preferred Series G	Share	$0.45	30-Jun-2007	n/a	2-Jul-2007	13-Jul-2007

On July 13, 2007, the Company declared monthly distributions to shareholders of the Company and on common units of the Operating Partnership, in the amount of $0.17 per common share of beneficial interest/unit for each of the months of July, August, and September 2007.

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

•

risks associated with the hotel industry, including competition, increases in wages, potential unionization, energy costs and other operating costs, actual or threatened terrorist attacks, any type of flu or disease-related pandemic, downturns in general and local economic conditions;

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

Overview

The Company intends to acquire upscale and luxury full-service hotels in convention, resort and major urban markets where the Company perceives strong demand growth or significant barriers to entry. The Company measures hotel performance by evaluating financial metrics such as room revenue per available room (“RevPAR”), funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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

In the second quarter of 2007, the economy recovered from the weakness of the prior quarter. For the lodging industry, both business and leisure travel picked up as the quarter progressed, continuing to allow for healthy increases in average daily rates. The second quarter was also helped by easier post-Katrina comparisons. For LaSalle Hotel Properties, we saw similar patterns for strengthening demand growth and continuing pricing power. By the end of the second quarter, most of the renovations were completed, but as expected, overall results were significantly impacted by the extensive renovations, repositionings and refurbishments. At four properties, unexpected delays in renovation completions resulted in greater displacement and lost business than forecasted and negatively impacted RevPAR, FFO and EBITDA.

For the second quarter of 2007, the Company had net income applicable to common shareholders of $19.4 million or $0.48 per diluted share. FFO was $42.3 million, or $1.05 per diluted share and EBITDA was $65.0 million. RevPAR for the hotel portfolio was $165.13, which is an increase of 5.3% compared to the prior year period. Average Daily Rate increased 4.8% to $208.57, while occupancy increased by 0.5% to 79.2%. The Company’s hotel portfolio EBITDA increased 9.3% and hotel portfolio EBITDA margins increased 144 basis points due to higher ADR, occupancy and tight controls on operating expenses.

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

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion of critical accounting estimates.

The Company’s management has discussed the policy of using estimated hotel operating revenues and expenses and the contingent lease liability with its audit committee of its Board of Trustees. The audit committee has reviewed the Company’s disclosure relating to the estimates in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations section.

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

Industry travel levels improved in the second quarter due to demand growth from business and leisure travel. On a year-over-year basis, overall industry demand growth kept pace with supply growth in the quarter. Occupancies at the Company’s hotel properties leased to LHL were negatively impacted by the significant renovations, repositionings and refurbishments in the quarter, but still increased occupancy over the prior year. Occupancies at properties leased to LHL increased an average 0.6% from the prior year, while ADR increased 4.5% over the prior year.

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (29 hotels as of June 30, 2007), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased $19.1 million, from $157.2 million in 2006 to $176.3 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$6.4 million increase from Hotel Solamar, which was purchased in August 2006;

•	$3.0 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$2.0 million increase from The Graciela Burbank, which was purchased in December 2006; and

•	$0.8 million increase from Alexis Hotel, which was purchased in June 2006.

The remaining increase of $6.9 million is attributable to a $4.8 million increase in room revenue, $1.6 million increase in food and beverage and $0.5 million increase in golf and other ancillary revenue from the remaining hotels leased to LHL. The increase in room revenue was a result of 5.1% increase in RevPAR which was primarily attributable to an increase in ADR of 4.5% at the remaining hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels as of June 30, 2007) increased $0.6 million from $6.5 million in 2006 to $7.1 million in 2007. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. The increase of $0.6 million is a result of a $0.4 million increase from San Diego Paradise Point Resort due to a 6.2% increase in RevPar in 2007. The remaining increase of $0.2 million is due to a 11.3% increase in RevPar in 2007 at Le Montrose Suite Hotel.

Other Income

Other income decreased $1.6 million from $2.8 million in 2006 to $1.2 million in 2007. This decrease is primarily due to the gain on termination of the interest rate swap in 2006 related to the Indianapolis Marriott Downtown.

Hotel operating expenses

Hotel operating expenses increased $8.4 million from $97.4 million in 2006 to $105.8 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$3.7 million increase from Hotel Solamar, which was purchased in August 2006;

•	$1.5 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$1.2 million increase from The Graciela Burbank, which was purchased in December 2006; and

•	$1.1 million increase from Alexis Hotel, which was purchased in June 2006.

The remaining increase of $0.9 million is due to increases in payroll and related employee costs and benefits, sales and marketing, franchise and management fees, and property maintenance expenses at the remaining hotels.

Depreciation and amortization

Depreciation and amortization expense increased $3.8 million from $19.1 million in 2006 to $22.9 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.9 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.3 million increase from Alexis Hotel, which was purchased in June 2006;

•	$0.3 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006; and

•	$0.3 million increase from The Graciela Burbank, which was purchased in December 2006.

The remaining change is an increase of $2.0 million related to building improvements and purchases of furniture, fixtures and equipment at the remaining hotels during 2007.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased $1.5 million from $8.5 million in 2006 to $10.0 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.4 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.2 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$0.1 million increase from Alexis Hotel, which was purchased in June 2006; and

•	$0.1 million increase from The Graciela Burbank, which was purchased in December 2006.

The remaining increase of $0.7 million is a result of an increase in real estate taxes offset by a decrease in insurance premiums and personal property taxes at the remaining hotels.

General and administrative expenses

General and administrative expense increased $0.7 million from $2.8 million in 2006 to $3.5 million in 2007 primarily as a result of increases in compensation costs, and other consulting costs.

Interest expense

Interest expense increased by $1.7 million from $10.2 million in 2006 to $11.9 million in 2007 due to an increase in the Company’s weighted average debt and an increase in the weighted average interest rate, partly offset by an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $723.7 million in 2006 to $858.7 million in 2007, which includes increases from:

•	additional borrowing to purchase the Hotel Solamar in August 2006;

•	assumption of the mortgage and additional borrowing to purchase the Holiday Inn Manhattan Wall Street District in November 2006; and

•	additional borrowings under the Company’s bank facility to finance other capital improvements during 2007.

The above borrowings are offset by paydowns of the line of credit from proceeds from:

•	a November 2006 preferred share offering; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations increased from 5.2% in 2006 to 5.3% in 2007. Capitalized interest increased $0.1 million, from $0.7 million in 2006 to $0.8 million in 2007, primarily due to the closing and the ongoing renovation of the Washington Grande Hotel.

Income taxes

Income tax expense increased $0.6 million from $3.0 million in 2006 to $3.6 million in 2007. For the three months ended June 30, 2007, the REIT incurred state and local income tax expense of $0.3 million. LHL’s net income before income tax expense increased $1.2 million from $7.2 million in 2006 to $8.4 million in 2007. Accordingly, for the three months ended June 30, 2007, LHL recorded a federal income tax expense of $2.5 million and a state and local tax expense of $0.9 million. The following table summarizes the income tax expense (dollars in thousands):

	For the three months ended June 30,
	2007	2006
REIT state and local tax expense	$257	$132
LHL federal, state and local tax expense	3,375	2,974

Total tax expense	3,632	3,106
Less: LHL federal, state and local tax (benefit) related to discontinued operations	—	(127)

Total tax expense from continuing operations	$3,632	$2,979

As of June 30, 2007, the Company had a deferred tax asset of $17.2 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the Operating Partnership represents the common unit limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to common units minority interest based on the weighted average percentage ownership throughout the year. At June 30, 2007, the limited partners held 0.3% of the common units of the Operating Partnership.

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The increase in minority interest of preferred units in the Operating Partnership from $1.1 million in 2006 to $1.5 million in 2007 is a result of the Preferred F Units which were issued on November 17, 2006 in conjunction with the acquisition of the Holiday Inn Manhattan Wall Street District Hotel.

Discontinued Operations

Net income from discontinued operations decreased $1.0 million from $1.0 million in 2006 to zero in 2007. Net income from discontinued operations is a result of the sale of the LaGuardia Airport Marriott in January 2007. The following table summarizes net income for discontinued operations from 2007 and 2006 (dollars in thousands):

	For the three months ended June 30,
	2007	2006
Net lease income from LaGuardia Airport Marriott	$—	$817
Net operating income from LaGuardia Airport Marriott	—	306
Gain on sale of LaGuardia Airport Marriott	16	—
Minority interest expense related to LaGuardia Airport Marriott	—	(4)
Income tax expense related to LaGuardia Airport Marriott	—	(127)

Net income from discontinued operations	$16	$992

Distributions to preferred shareholders

Distributions to preferred shareholders decreased $0.8 million, from $6.4 million in 2006 to $5.6 million in 2007 due to a $1.8 million increase in distributions on Series G Preferred Shares, which were issued on November 17, 2006, and were outstanding for a full quarter in 2007, offset by a $2.6 million decrease due to the redemption of the Series A Preferred Shares on March 6, 2007.

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Industry travel levels improved in the second quarter due to demand growth from business and leisure travel. On a year-over-year basis, overall industry demand for hotel rooms kept pace with supply growth this quarter. With respect to the Company’s hotels, occupancies at properties leased to LHL were down an average of 1.3% for the six months ended June 30, 2007, and ADR was up an average of 4.9%. ADR for the Company in the six months ended June 30, 2007 was strong, with every hotel type (urban, resort and convention) experiencing ADR increases.

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (29 hotels as of June 30, 2007), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking and other ancillary revenues) increased $40.8 million, from $260.7 million in 2006 to $301.5 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$11.6 million increase from Hotel Solamar, which was purchased in August 2006;

•	$8.3 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$5.1 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$3.8 million increase from The Graciela Burbank, which was purchased in December 2006;

•	$2.7 million increase from Alexis Hotel, which was purchased in June 2006; and

•	$0.9 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

The remaining increase of $8.4 million, or 3.2% is attributable to a 3.5% increase in RevPAR for properties leased to LHL. The increase in RevPAR was primarily attributable to an increase in ADR of 4.9%.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) increased $0.9 million from $11.8 million in 2006 to $12.7 million in 2007. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. Approximately $0.5 million of this increase is from San Diego Paradise Point Resort due to a 5.1% increase in RevPAR in 2007. The remaining increase of $0.4 million is due to a 11.9% increase in RevPar in 2007 at Le Montrose Suite Hotel.

Other Income

Other income decreased $0.4 million from $2.8 million in 2006 to $2.4 million in 2007. This is due to a $0.8 million increase in retail leases at the Alexis Hotel and the Hotel Sax Chicago (formerly House of Blues Hotel) offset by the gain on termination of the interest rate swap recorded in 2006 related to the Indianapolis Marriott Downtown.

Hotel operating expenses

Hotel operating expenses increased $22.6 million from $173.4 million in 2006 to $196.0 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$6.8 million increase from Hotel Solamar, which was purchased in August 2006;

•	$5.0 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$2.8 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$2.6 million increase from Alexis Hotel, which was purchased in June 2006;

•	$2.2 million increase from The Graciela Burbank, which was purchased in December 2006;

•	$1.2 million increase from Hotel Sax Chicago (formerly House of Blues Hotel), which was purchased in March 2006; and

•	$0.3 million increase from Le Parc Hotel Suite, which was purchased in January 2006.

The remaining increase of $1.7 million, or 1.0%, is a result of higher occupancies at the hotels as well as increases in payroll and related employee costs and benefits, sales and marketing, and property maintenance expenses.

Depreciation and amortization

Depreciation and amortization expense increased by $9.4 million from $35.7 million in 2006 to $45.1 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.8 million increase from Hotel Solamar, which was purchased in August 2006;

•	$1.8 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$1.2 million increase from Hotel Sax Chicago (formerly House of Blues Hotel), which was purchased in March 2006;

•	$0.7 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$0.6 million increase from Alexis Hotel, which was purchased in June 2006;

•	$0.5 million increase from The Graciela Burbank, which was purchased in December 2006; and

•	$0.2 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

The remaining increase of $2.6 million is related to building improvements and purchases of furniture, fixtures, and equipment at the remaining hotels.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased $4.4 million from $15.2 million in 2006 to $19.6 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.0 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$0.8 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.5 million increase from Hotel Sax Chicago (formerly House of Blues Hotel), which was purchased in March 2006;

•	$0.3 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$0.2 million increase from Alexis Hotel, which was purchased in June 2006;

•	$0.2 million increase from The Graciela Burbank, which was purchased in December 2006; and

•	$0.1 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

The remaining increase of $1.3 million is a result of increases in real estate taxes and ground rent offset by a decrease in personal property taxes at the remaining hotels.

General and administrative expenses

General and administrative expense increased $1.4 million from $6.0 million in 2006 to $7.4 million in 2007 primarily as a result of increases in compensation costs, other consulting fees, and legal fees.

Interest expense

Interest expense increased by $4.1 million from $19.2 million in 2006 to $23.3 million in 2007 due to an increase in the Company’s weighted average debt and an increase in the weighted average interest rate, partly offset by an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $682.0 million in 2006 to $858.3 million in 2007, which includes increases from:

•	assumption of the mortgage and additional borrowing to purchase the Le Parc Suite Hotel in January 2006;

•	additional borrowing to purchase the Hotel Sax Chicago (formerly House of Blues Hotel) in March 2006;

•	additional borrowing to purchase the Westin Michigan Avenue in March 2006;

•	additional borrowing to purchase the Hotel Solamar in August 2006; and

•	assumption of the mortgage and additional borrowings to purchase the Holiday Inn Manhattan Wall Street District in November 2006.

The above borrowings are offset by paydowns of the line of credit from proceeds from:

•	a February 2006 common share offering;

•	a February 2006 preferred share offering;

•	a November 2006 preferred share offering; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations increased from 5.2% in 2006 to 5.3% in 2007. Capitalized interest increased $0.5 million, from $1.1 million in 2006 to $1.6 million in 2007, primarily due to the on-going renovation of the Washington Grande Hotel.

Income taxes

Income tax expense increased $1.0 million from an income tax benefit of $0.7 million in 2006 to an income tax expense of $0.3 million in 2007. For the six months ended June 30, 2007, the REIT incurred state and local income tax expense of $0.3 million. LHL’s net loss before income tax benefit decreased from $1.0 million in 2006 to $0.8 million in 2007. Accordingly, for the six months ended June 30, 2007, LHL recorded federal income tax benefit of $0.2 million and a state and local tax expense of $0.1 million. The following table summarizes the income tax benefit (dollars in thousands):

	For the six months ended June 30,
	2007	2006
REIT state and local tax expense (benefit)	$337	$(335)
LHL federal, state and local tax benefit	(159)	(422)

Total tax expense (benefit)	178	(757)
Less: LHL federal, state and local tax expense related to discontinued operations	73	76

Total tax expense (benefit) from continuing operations	$251	$(681)

As of June 30, 2007, the Company had a deferred tax asset of $17.2 million primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the Operating Partnership represents the common unit limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to common unit minority interest based on the weighted average percentage ownership throughout the year. At June 30, 2007, the limited partners held 0.3% of the common units of the Operating Partnership.

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The increase in minority interest of preferred units in the Operating Partnership from $2.1 million in 2006 to $3.1 million in 2007 is a result of the Preferred F Units which were issued on November 17, 2006.

Discontinued Operations

Net income from discontinued operations increased $29.2 million from $1.2 million in 2006 to $30.4 million in 2007. Net income from discontinued operations is a result of the sale of the LaGuardia Airport Marriott in January 2007. The following table summarizes net income for discontinued operations from 2007 and 2006 (dollars in thousands):

	For the six months ended June 30,
	2007	2006
Net lease income from LaGuardia Airport Marriott	$240	$1,349
Net operating loss from LaGuardia Airport Marriott	(177)	(183)
Gain on sale of LaGuardia Airport Marriott	30,278	—
Minority interest expense related to LaGuardia Airport Marriott	(1)	(2)
Income tax benefit related to LaGuardia Airport Marriott	73	76

Net income from discontinued operations	$30,413	$1,240

Distributions to preferred shareholders

Distributions to preferred shareholders increased $1.1 million, from $12.0 million in 2006 to $13.1 million in 2007 due to an increase of $0.8 million and $3.6 million in distributions on Series E Preferred Shares and Series G Preferred Shares, respectively, which were issued on February 8, 2006 and November 17, 2006, respectively, offset by a $3.3 million decrease due to the redemption of the Series A Preferred Shares on March 6, 2007.

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

The following is a reconciliation between net income applicable to common shareholders and FFO for the three and six months ended June 30, 2007 and 2006 (dollars in thousands, except share data):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Funds From Operations (FFO):
Net income applicable to common shareholders	$19,360	$18,364	$35,012	$51,624
Depreciation	22,722	19,314	44,738	36,389
Equity in depreciation of joint venture	—	—	—	178
Amortization of deferred lease costs	122	196	246	232
Minority interest:
Minority interest of common units in Operating Partnership	69	8	143	90
Minority Interest in discontinued operations	—	4	1	2
Less: Equity in gain on sale of property	—	—	—	(38,393)
Net gain on sale of property disposed of	(16)	—	(30,278)	—

FFO	$42,257	$37,886	$49,862	$50,122

Weighted average number of common shares and units outstanding:
Basic	39,958,250	39,809,737	39,952,897	38,974,203
Diluted	40,237,102	40,204,195	40,235,617	39,370,591

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$19,360	$18,364	$35,012	$51,624
Interest	11,868	10,223	23,311	19,237
Equity in interest expense of joint venture	—	—	—	317
Income tax benefit:
Income tax expense (benefit)	3,632	2,979	251	(681)
Income tax expense (benefit) from discontinued operations	—	127	(73)	(76)
Depreciation and amortization	22,945	19,554	45,136	36,713
Equity in depreciation/amortization of joint venture	—	—	—	201
Minority interest:
Minority interest of common units in Operating Partnership	69	8	143	90
Minority interest of preferred units in Operating Partnership	1,531	1,065	3,057	2,129
Minority interest in discontinued operations	—	4	1	2
Distributions to preferred shareholders	5,624	6,369	16,963	11,980

EBITDA	$65,029	$58,693	$123,801	$121,536

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

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of June 30, 2007, $4.8 million was available in restricted cash reserves for future capital expenditures.

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

Debt at June 30, 2007 and December 31, 2006, consisted of the following (in thousands):

Debt	Interest Rate at June 30, 2007		Maturity Date	Balance Outstanding at
				June 30, 2007	December 31, 2006
Credit facilities
Senior Unsecured Credit Facility	Floating		June 2011	$27,000	$—
LHL Unsecured Credit Facility	Floating		June 2011	—	—
Massport bonds
Harborside Hyatt Conference Center & Hotel (taxable) (b)	Floating	(a)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)(b)	Floating	(a)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%		May 2008	15,079	15,295
Holiday Inn Manhattan Wall Street District	Floating	(c)	November 2008	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%		July 2009	40,214	40,744
San Diego Paradise Point Resort	5.25%		February 2009	60,461	61,182
Hilton Alexandria Old Town	4.98%		September 2009	32,420	32,802
Le Montrose Suite Hotel	8.08%		July 2010	13,511	13,629
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
Hotel Solamar	5.49%		December 2013	60,900	60,900
Hotel Deca	6.28%		August 2014	10,464	10,567
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%		July 2016	101,780	101,780

Mortgage loans				764,429	766,499
Unamortized loan premium (d)				793	978

Total mortgage loans				765,222	767,477

Total debt				$834,722	$809,977

(a)	Variable interest rate based on a weekly floating rate. The interest rate at June 30, 2007 was 5.35% and 3.76% for the $5,400 and $37,100 bonds, respectively. The interest rate at December 31, 2006 was 5.38% and 4.01% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.
(c)	Mortgage debt bears interest at London InterBank Offering Rate plus 0.75%. The interest rates at June 30, 2007 and December 31, 2006 were 6.07% and 6.10%, respectively.
(d)	Mortgage debt includes unamortized loan premiums of $273 and $520 for Le Parc Suite Hotel and Hotel Deca, respectively, as of June 30, 2007, and $428 and $550, respectively, as of December 31, 2006.

The Company incurred interest expense of $11.9 million and $23.3 million for the three and six months ended June 30, 2007, respectively, and $10.2 million and $19.2 million for the three and six months ended June 30, 2006, respectively. Included in interest expense are amortization of deferred financing fees of $0.2 million and $0.8 million for the three and six months ended June 30, 2007, respectively, and $0.8 million and $1.4 million for the three and six months ended June 30, 2006, respectively. Interest was capitalized in the amount of $0.8 million and $1.6 million for the three and six months ended June 30, 2007, respectively, and $0.7 million and $1.1 million for the three and six months ended June 30, 2006, respectively.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million. On April 13, 2007, the Company amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2007, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three and six months ended June 30, 2007, the weighted average interest rate for the borrowings under the senior unsecured credit facility was 6.1% and 6.2%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2007. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred an unused commitment fee of $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2006, respectively. At June 30, 2007 and December 31, 2006, the Company had $27.0 million and zero, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On April 13, 2007, LHL amended the credit facility to extend the credit facility maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2007, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three and six months ended June 30, 2007, the weighted average interest rate for the borrowings under the LHL credit facility was 6.2% and 6.3%, respectively. LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred an unused commitment fee of an immaterial amount for the three and six months ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, LHL had no outstanding borrowings under the LHL credit facility.

Sources and Uses Of Cash

At June 30, 2007, the Company had $4.5 million of cash and cash equivalents, $11.5 million of restricted cash reserves and $259.8 million available under the senior unsecured credit facility.

Net cash provided by operating activities was $56.2 million for the six months ended June 30, 2007, primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash provided by investing activities was $15.7 million for the six months ended June 30, 2007, due to proceeds from the sale of the LaGuardia Airport Marriott and proceeds from restricted cash reserves offset by the outflows for improvements and additions at the hotels and payment of deferred lease fees.

Net cash used in financing activities was $130.5 million for the six months ended June 30, 2007, due to the redemption of the Series A Preferred Shares on March 6, 2007, payment of distributions to the common shareholders and unitholders, payment of distributions to preferred shareholders and unitholders, repurchase of treasury shares, payment of deferred financing costs and mortgage loan repayments. These uses were offset by net borrowings from the senior unsecured credit facility and proceeds from the exercise of share options.

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

Contractual Obligations

The following is a summary of the Company's obligations and commitments as of June 30, 2007 (in thousands):

Contractual Obligations	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$1,046,578	$63,317	$226,493	$141,920	$614,848
Borrowings under credit facilities (1)	31,591	1,652	1,648	28,291	—
Ground rent (2)	198,861	4,698	9,395	9,395	175,373
Massport bonds (1)	60,563	1,694	3,387	3,387	52,095
Purchase commitments (3)
Purchase orders and letters of commitment	28,205	28,205	—	—	—

Total obligations and commitments	$1,365,798	$99,566	$240,923	$182,993	$842,316

(1)	Amounts include interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt. Interest expense on the variable rate debt is computed based on the rate at June 30, 2007.
(2)	Amounts computed based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.
(3)	As of June 30, 2007, purchase orders and letters of commitment totaling approximately $28.2 million had been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire.

The Hotels

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2004 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of $2.4 million within 60 days of notification. On April 28, 2005, Marriott made a cure payment of $2.4 million to avoid termination. On March 9, 2006, the Company notified Marriott again that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2005 as defined in the management agreement. On May 2, 2006, Marriott made an additional cure payment of $3.7 million to avoid termination. On February 22, 2007, the Company notified Marriott that it was again terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2006 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of $3.1 million within 60 days of notification. On April 5, 2007, Marriott made the cure payment to avoid termination. Marriott may recoup these amounts in the event certain future operating performance thresholds are attained. Marriott recouped $0.3 million and $1.5 million in 2006 and 2005, respectively. The remaining amount may still be recouped; therefore, the Company maintains a deferred liability of $7.4 million and $4.3 million as of June 30, 2007 and December 31, 2006, respectively, which is included in accounts payable and accrued expenses on the accompanying balance sheets.

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three and six months ended June 30, 2007 and 2006, respectively. ADR is calculated as the quotient of room revenue divided by the number of rooms sold, and RevPAR is calculated as the product of occupancy and ADR.

	For the three months ended June 30,			For the six months ended June 30,
	2007	2006	Variance	2007	2006	Variance
Total Portfolio
Occupancy	79.2%	78.8%	0.5%	72.6%	73.6%	-1.3%
ADR	$208.57	$199.06	4.8%	$196.09	$186.42	5.2%
RevPAR	$165.13	$156.88	5.3%	$142.34	$137.14	3.8%

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company understands that Lehman Brothers is now the real party in interest after having acquired a controlling stake in the Meridien entities that are parties to the Dallas and New Orleans lawsuits. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3.9 million, plus post-judgment interest. Meridien has noticed an appeal and the Company has noticed an appeal as well. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value to be $8.6 million, plus interest. On July 18, 2005, the Company posted a $8.6 million surety bond, which was secured by $9.0 million of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4.1 million. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4.2 million bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8.6 million bond and obtained a new $12.8 million letter of credit which serves as collateral for the $8.6 million bond and the $4.2 million bond. The Louisiana court of appeals heard argument on the Company's appeal from the trial court's judgment on April 3, 2007, and a decision is pending.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Expense Recognized Period Ended December 31, 2006	Cumulative Expense Recognized as of June 30, 2007
Estimated arbitration “award”	$5,749	$—	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	800	5,760
Holdover rent	(4,844)	—	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$800	$5,170

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $0.9 million due to litigation timeline changes. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1.0 million in legal fees due to timeline changes. In September 2006, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $0.8 million in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of $1.8 million as of June 30, 2007, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

The Company is exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of June 30, 2007, $89.5 million of the Company’s aggregate indebtedness (10.7% of total indebtedness) was subject to variable interest rates. In addition, the preferred distribution on the Series F Preferred Units with a liquidation value of $27.5 million is subject to variable interest rates.

If market rates of interest on our variable rate long-term debt and variable rate preferred units increase by 0.25%, the increase in interest expense on our variable long-term rate debt and minority interest on our variable rate preferred units would decrease future earnings and cash flows by $0.3 million annually. On the other hand, if market rates of interest on the variable rate long-term debt and variable rate preferred units decrease by 0.25%, the decrease in interest expense on the variable rate long-term debt and minority interest on our variable rate preferred units would increase future earnings and cash flows by $0.3 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $89.5 million, the balance at June 30, 2007.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2007. There were no changes to the Company’s internal controls over financial reporting during the second quarter ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 or any subsequently filed Periodic Report on Form 10-Q. The risk factor below is disclosed on the Form 10-K and has been updated to provide debt information as of June 30, 2007.

Increases in interest rates may increase the Company’s interest expense.

As of June 30, 2007, $89.5 million of aggregate indebtedness (10.7% of total indebtedness) was subject to variable interest rates. An increase in interest rates could increase the Company’s interest expense and reduce its cash flow and may affect its ability to make distributions to shareholders and to service its indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 19, 2007, the Company held its Annual Meeting of Shareholders. The matters on which the shareholders voted, in person or by proxy were:

(i)	for the election of two Class III trustees of the Company to serve until the 2010 Annual Meeting of Shareholders and until their successors are duly elected and qualified;

(ii)	the ratification of the appointment of the Company’s independent registered public accountants for the year ending December 31, 2007; and

(iii)	the amendment to the Company’s Amended and Restated Declaration of Trust that would increase the number of authorized common and preferred shares of beneficial interest to 200 million and 40 million, respectively.

The two nominees were elected, the ratification of the appointment of the independent registered public accountants was approved, and the amendment to the Company’s Amended and Restated Declaration of Trust was approved. The results of the voting were as follows:

Election of Trustees:

Trustee	Votes For	Votes Against	Votes Withheld
Donald S. Perkins	36,991,910	0	530,296
Stuart L. Scott	36,996,470	0	521,176

Ratification of Appointment of Independent Registered Public Accountants:

Votes For	Votes Against	Abstentions	Not Voted
36,426,020	1,077,177	13,877	2,572,052

Approval of amendment to the Company’s Amended and Restated Declaration of Trust to increase the number of authorized shares:

Votes For	Votes Against	Abstentions	Not Voted
24,225,393	10,465,080	93,503	5,305,149

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of Declaration of Trust (including all articles of amendment and articles supplementary)

10.1	Second Amended and Restated Senior Unsecured Credit Agreement (1)

10.2	Amended and Restated Severance Agreement (Jon E. Bortz) (2)

10.3	Amended and Restated Severance Agreement (Michael D. Barnello) (2)

10.4	Amended and Restated Severance Agreement (Hans S. Weger) (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: July 18, 2007	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Declaration of Trust (including all articles of amendment and articles supplementary)

10.1	Second Amended and Restated Senior Unsecured Credit Agreement (1)

10.2	Amended and Restated Severance Agreement (Jon E. Bortz) (2)

10.3	Amended and Restated Severance Agreement (Michael D. Barnello) (2)

10.4	Amended and Restated Severance Agreement (Hans S. Weger) (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on April 13, 1007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on June 14, 1007 and incorporated herein by reference.