Form 10-Q
period 2007-09-30
LASALLE HOTEL PROPERTIES
filed 2007-10-17
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at October 17, 2007
Common Shares of Beneficial Interest ($0.01 par value)	40,088,864
8 3/8 % Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000
7 1/2 % Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8 % Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4 % Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	4,000,000

PART I. Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets:
Investment in hotel properties, net	$1,902,495	$1,932,141
Property under development	74,438	60,549
Cash and cash equivalents	307	63,026
Restricted cash reserves (Note 5)	12,443	18,389
Rent receivable	5,213	2,884
Hotel receivables (net of allowance for doubtful accounts of approximately $668 and $713, respectively)	34,421	24,030
Deferred financing costs, net	3,743	3,733
Deferred tax asset	15,119	16,700
Prepaid expenses and other assets	55,159	29,999

Total assets	$2,103,338	$2,151,451

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 4)	$38,789	$—
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $691 and $978, respectively) (Note 4)	764,082	767,477
Accounts payable and accrued expenses	91,699	81,488
Advance deposits	10,072	6,986
Accrued interest	3,797	3,935
Distributions payable	12,457	12,885

Total liabilities	963,396	915,271
Minority interest of common units in Operating Partnership (Note 1)	764	3,686
Minority interest of preferred units in Operating Partnership (Note 1)	87,683	87,428
Commitments and contingencies (Note 5)	—	—

Shareholders’ Equity:
Preferred shares, $.01 par value, (liquidation preference $294,250 and $394,048, respectively), 40,000,000 and 20,000,000 shares authorized, respectively; 11,770,000 and 15,761,900 shares issued and outstanding, respectively (Note 6)	118	158
Common shares of beneficial interest, $.01 par value, 200,000,000 and 100,000,000 shares authorized, respectively; 40,088,864 and 40,108,169 shares issued and outstanding, respectively (Note 6)	401	401
Treasury shares, at cost	(786)	—
Additional paid-in capital, net of offering costs of $42,679 and $46,546, respectively	1,128,666	1,219,351
Distributions in excess of retained earnings	(76,904)	(74,844)

Total shareholders’ equity	1,051,495	1,145,066

Total liabilities and shareholders’ equity	$2,103,338	$2,151,451

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Hotel operating revenues:
Room revenue	$115,116	$103,357	$310,775	$269,738
Food and beverage revenue	42,427	41,917	125,953	116,595
Other operating department revenue	14,147	12,667	36,502	32,297

Total hotel operating revenues	171,690	157,941	473,230	418,630
Participating lease revenue	9,569	8,888	22,229	20,640
Other income	1,485	1,218	3,923	4,048

Total revenues	182,744	168,047	499,382	443,318

Expenses:
Hotel operating expenses:
Room	23,877	21,970	68,772	60,151
Food and beverage	28,750	28,250	85,949	79,688
Other direct	6,213	6,193	17,356	16,777
Other indirect	45,327	41,883	128,124	115,106

Total hotel operating expenses	104,167	98,296	300,201	271,722
Depreciation and amortization	23,550	20,050	68,635	55,773
Real estate taxes, personal property taxes and insurance	7,862	7,158	24,307	19,370
Ground rent (Note 5)	2,200	1,978	5,369	4,925
General and administrative	2,706	3,388	10,104	9,356
Lease termination expense	—	800	—	800
Other expenses	546	671	1,779	1,926

Total operating expenses	141,031	132,341	410,395	363,872

Operating income	41,713	35,706	88,987	79,446
Interest income	174	250	1,197	1,237
Interest expense	(11,874)	(11,484)	(35,185)	(30,720)

Income before income tax expense, minority interest, equity in earnings of joint venture and discontinued operations	30,013	24,472	54,999	49,963
Income tax expense (Note 10)	(2,574)	(1,086)	(2,825)	(405)
Minority interest of common units in Operating Partnership	(69)	(15)	(212)	(105)
Minority interest of preferred units in Operating Partnership	(1,547)	(1,064)	(4,604)	(3,193)
Equity in earnings of joint venture (Note 2)	—	—	27	38,411

Income from continuing operations	25,823	22,307	47,385	84,671

Discontinued operations:
Income from operations of properties disposed of, including gain on disposal of assets	44	1,424	30,385	2,590
Minority interest, net of tax	—	(1)	(1)	(3)
Income tax (expense) benefit	—	(16)	73	60

Net income from discontinued operations	44	1,407	30,457	2,647

Net income	25,867	23,714	77,842	87,318
Distributions to preferred shareholders	(5,625)	(6,369)	(18,720)	(18,349)
Issuance costs of redeemed preferred shares	—	—	(3,868)	—

Net income applicable to common shareholders	$20,242	$17,345	$55,254	$68,969

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations—Continued

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Earnings per Common Share—Basic:
Net income applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.50	$0.40	$0.62	$1.68
Discontinued operations	—	0.03	0.76	0.07

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.50	$0.43	$1.38	$1.75

Earnings per Common Share—Diluted:
Net income applicable to common shareholders before discontinued operations	$0.50	$0.40	$0.62	$1.67
Discontinued operations	—	0.03	0.76	0.07

Net income applicable to common shareholders	$0.50	$0.43	$1.38	$1.74

Weighted average number of common shares outstanding:
Basic	39,854,950	39,786,308	39,851,249	39,211,490
Diluted	40,117,918	40,175,387	40,115,746	39,605,575

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(unaudited)

	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$77,842	$87,318
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	68,686	57,241
Amortization of deferred financing costs and mortgage premium	790	1,744
Minority interest in Operating Partnership	4,817	3,301
Gain on sale of property disposed of	(30,322)	—
Income tax expense	1,581	919
Deferred compensation	2,555	1,193
Allowance for doubtful accounts	(45)	(309)
Equity in earnings of unconsolidated entities	—	(38,411)
Changes in assets and liabilities:
Restricted cash reserves, net	(2,159)	6,724
Rent receivable	(2,329)	(2,422)
Hotel receivables	(11,120)	(10,469)
Prepaid expenses and other assets	(26,121)	(30,039)
Accounts payable and accrued expenses	9,092	19,354
Advance deposits	3,205	3,176
Accrued interest	(138)	881

Net cash flow provided by operating activities	96,334	100,201

Cash flows from investing activities:
Improvements and additions to hotel properties	(87,262)	(35,964)
Acquisition of hotel properties	—	(485,618)
Distributions from joint venture	—	39,069
Purchase of office furniture and equipment	(443)	(142)
Payment of deferred lease fees	(129)	—
Restricted cash reserves, net	4,605	(4,506)
Proceeds from sale of investments in hotel properties	71,553	—

Net cash flow used in investing activities	(11,676)	(487,161)

Cash flows from financing activities:
Borrowings under credit facilities	160,496	450,860
Repayments under credit facilities	(121,707)	(411,654)
Proceeds from mortgage loans	—	241,780
Repayments of mortgage loans	(3,108)	(59,888)
Payment of deferred financing costs	(1,087)	(847)
Proceeds from exercise of stock options	247	465
Proceeds from issuance of preferred shares	—	87,500
Proceeds from issuance of common shares	—	143,100
Payment of preferred offering costs	—	(2,144)
Payment of common offering costs	—	(5,126)
Redemption of preferred shares	(99,797)	—
Purchase of treasury shares	(1,038)	(1,016)
Distributions-preferred shares/units	(24,699)	(19,792)
Distributions-common shares/units	(56,684)	(43,233)

Net cash flow (used in) provided by financing activities	(147,377)	380,005

Net change in cash and cash equivalents	(62,719)	(6,955)
Cash and cash equivalents, beginning of period	63,026	10,153

Cash and cash equivalents, end of period	$307	$3,198

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

(unaudited)

1.	Organization

LaSalle Hotel Properties (the “Company”), a Maryland real estate investment trust (“REIT”), buys, owns, redevelops and leases upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-administered and self-managed REIT as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders.

As of September 30, 2007, the Company owned interests in 31 hotels with approximately 8,500 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 29 of the hotels are leased to the Company’s taxable-REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly owned subsidiary of LHL (see Note 9). Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned 99.7% of the common units of the Operating Partnership at September 30, 2007. At September 30, 2007, the remaining 0.3% was held by limited partners who held 103,530 limited partnership common units. Common units of the Operating Partnership are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. A limited partner owns 2,348,888 Series C Preferred Units of limited partnership interest in the Operating Partnership having an aggregate liquidation value of $58,722 and bearing an annual cumulative distribution of 7.25% on the liquidation preference. The Series C Preferred Units are redeemable for cash or, at the election of the Company, 7.25% Series C Cumulative Redeemable Preferred Shares of beneficial interest of the Company. In addition, a limited partner owns 1,098,348 Series F Preferred Units of limited interest in the Operating Partnership, having an aggregate liquidation value of $27,459 and bearing an annual cumulative distribution based on a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 150 basis points on the liquidation preference. The Series F Preferred Units are redeemable for cash or, at the election of the Company, common shares of beneficial interest of the Company in accordance with the terms of the Operating Partnership agreement.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

On February 22, 2006, Chicago 540 Hotel Venture refinanced its existing mortgage and furniture, fixtures, and equipment credit facility into a new $220,000 mortgage loan. Proceeds from the refinancing in excess of the amounts to pay off the previous loans were distributed to the owners in accordance with the partnership agreement. On March 25, 2006, Chicago 540 Hotel Venture sold the Chicago Marriott Downtown for an aggregate purchase price of $306,000 and recognized a gain on the sale of $152,590. Proceeds from the sale were used to pay off the refinanced mortgage, make a distribution to the owners, and the remaining amount was retained to settle any post closing adjustments. Chicago 540 Hotel Venture incurred interest expense of zero for the three months ended September 30, 2007 and 2006, and zero and $3,439 for the nine months ended September 30, 2007 and 2006, respectively. The Company recognized its share of the gain on sale of $38,402 in 2006, which is included in equity in earnings of joint venture in the consolidated statements of operations. In 2007, the Company recognized an additional $27 related to final settlements of joint venture activity, which is included in equity in earnings of joint venture in the consolidated statements of operations. The Company received a preferential distribution of the sale proceeds above its 9.9% equity interest due to the joint venture achieving certain return thresholds.

Stock-Based Compensation

From time to time, the Company awards nonvested shares under the 1998 Share Option and Incentive Plan to trustees, executive officers and employees, which vest over three to five years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for estimated forfeitures. Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values. Adoption did not have a material effect on the Company.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Total revenues	$182,744	$174,220	$499,382	$481,284

Net income applicable to common shareholders of beneficial interest	$20,242	$17,401	$55,254	$65,655

Net income applicable to common shareholders of beneficial interest per weighted average common share:
basic (after dividends paid on unvested restricted shares)	$0.50	$0.43	$1.38	$1.64
diluted (before dividends paid on unvested restricted shares)	$0.50	$0.43	$1.38	$1.64

Common shares outstanding
basic	39,852,143	39,852,143	39,843,480	39,843,480
diluted	40,115,111	40,115,111	40,107,977	40,107,977

Discontinued operations

Effective January 10, 2007, the Company entered into a contract to sell the LaGuardia Airport Marriott (“LaGuardia”). The asset was classified as held for sale at that time, and accordingly, depreciation was suspended. Based on initial pricing expectations, the Company expected to recognize a gain on the sale; therefore, no impairment was recognized. On January 26, 2007, LaGuardia was sold for $69,000, resulting in a gain of $30,322. The gain is recorded in discontinued operations in the accompanying consolidated statements of operations. The Company utilized the sale of the hotel as the disposition property in the reverse 1031 exchange established in conjunction with the Hotel Solamar acquisition in August 2006. As a result, the Company’s gain will be deferred for tax purposes. LaGuardia’s total revenues comprised primarily of hotel operating revenues. For the three and nine months ended September 30, 2007, LaGuardia had total revenues of approximately zero and $1,988, respectively. For the three and nine months ended September 30, 2006, LaGuardia had total revenues of $8,878 and $24,179, respectively. LaGuardia’s operating income before income tax benefit/(expense) is included in discontinued operations of the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2007, LaGuardia had operating income before income tax benefit of approximately zero and $63, respectively. For the three and nine months ended September 30, 2006, LaGuardia had operating income before income tax benefit/(expense) of $1,424 and $2,590, respectively. Revenues and expenses for the three and nine months ended September 30, 2006 have been reclassified to conform to the current presentation.

At September 30, 2007, the Company had no assets or liabilities related to the sale of LaGuardia.

4.	Long-Term Debt

Debt at September 30, 2007 and December 31, 2006, consisted of the following (in thousands):

Debt	Interest Rate at September 30, 2007	Maturity Date	Balance Outstanding at
			September 30, 2007	December 31, 2006
Credit facilities
Senior Unsecured Credit Facility	Floating	April 2011	$28,000	$—
LHL Unsecured Credit Facility	Floating	April 2011	10,789	—

Total borrowings under credit facilities			38,789	—

Massport bonds
Harborside Hyatt Conference
Center & Hotel (taxable) (b)	Floating (a)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt) (b)	Floating (a)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%	May 2008	14,972	15,295
Holiday Inn Manhattan Wall Street District	Floating (c)	November 2008	20,000	20,000
Sheraton Bloomington Hotel Minneapolis
South and Westin City Center Dallas	8.10%	July 2009	39,940	40,744
San Diego Paradise Point Resort	5.25%	February 2009	60,102	61,182
Hilton Alexandria Old Town	4.98%	September 2009	32,230	32,802
Le Montrose Suite Hotel	8.08%	July 2010	13,453	13,629
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	6.28%	August 2014	10,414	10,567
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans			763,391	766,499
Unamortized loan premium (d)			691	978

Total mortgage loans			764,082	767,477

Total debt			$845,371	$809,977

(a)	Variable interest rate based on a weekly floating rate. The interest rates at September 30, 2007 were 5.25% and 3.93% for the $5,400 and $37,100 bonds, respectively. The interest rates at December 31, 2006 were 5.38% and 4.01% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.
(c)	Mortgage debt bears interest at the London Interbank Offered Rate plus 0.75%. The interest rates at September 30, 2007 and December 31, 2006 were 5.90% and 6.10%, respectively.
(d)	Mortgage debt includes unamortized loan premiums of $190 and $501 for Le Parc Suite Hotel and Hotel Deca, respectively, as of September 30, 2007, and $428 and $550, respectively, as of December 31, 2006.

The Company incurred interest expense of $11,874 and $35,185 for the three and nine months ended September 30, 2007, respectively, and $11,484 and $30,721 for the three and nine months ended September 30, 2006, respectively. Included in interest expense are amortization of deferred financing fees of $301 and $1,076 for the three and nine months ended September 30, 2007, respectively, and $559 and $1,995 for the three and nine months ended September 30, 2006, respectively. Interest was capitalized in the amounts of $884 and $2,504 for the three and nine months ended September 30, 2007, respectively, and $735 and $1,826 for the three and nine months ended September 30, 2006, respectively.

Credit facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $300,000. On April 13, 2007, the Company amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2007, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three and nine months ended September 30, 2007, the weighted average interest rate for the borrowings under the senior unsecured credit facility remained the same at 6.2%. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2007. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $82 and $313 for the three and nine months ended September 30, 2007, respectively, and $122 and $391 for the three and nine months ended September 30, 2006, respectively. At September 30, 2007 and December 31, 2006, the Company had $28,000 and zero, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On April 13, 2007, LHL amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2007, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three and nine months ended September 30, 2007, the weighted average interest rate for the borrowings under the LHL credit facility was 6.2% and 6.3%, respectively. LHL did not have any Adjusted Base Rate borrowings at September 30, 2007. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of $4 and $18 for the three and nine months ended September 30, 2007, respectively, and $9 and $25 for the three and nine months ended September 30, 2006, respectively. At September 30, 2007 and December 31, 2006, LHL had $10,789 and zero, respectively, of outstanding borrowings under the LHL credit facility.

5.	Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, Hilton San Diego Resort, and Hotel Solamar and the parking lot at Sheraton Bloomington Hotel Minneapolis South, are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense for the three and nine months ended September 30, 2007 was $2,200 and $5,369, respectively. Total ground lease expense for the three and nine months ended September 30, 2006 was $1,978 and $4,925, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide or reserve funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment; and (c) reserve cash to fund future capital expenditures. As of September 30, 2007 and December 31, 2006, $4,662 and $12,767, respectively, were available in restricted cash reserves for future capital expenditures.

Restricted Cash Reserves

At September 30, 2007, the Company held $12,443 in restricted cash reserves. Included in such amounts are (i) $4,662 of reserve funds relating to the hotels with agreements requiring the Company to maintain restricted cash to fund future capital expenditures, and (ii) $7,781 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company understands that Lehman Brothers is now the real party in interest after having acquired a controlling stake in the Meridien entities that are parties to the Dallas and New Orleans lawsuits. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3,903, plus post-judgment interest. Meridien has noticed an appeal and the Company has noticed an appeal as well. The Dallas appeal is set for hearing on November 28, 2007. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of $5,700, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7,800 surety bond, which was secured by $5,900 of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7,800 surety bond was released and the $5,900 restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value of the lease to be $8,572, plus interest. On July 18, 2005, the Company posted a $8,633 surety bond, which was secured by $8,980 of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4,130. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4,174 bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8,633 bond and obtained a new $12,807 letter of credit which serves as collateral for the $8,633 bond and the $4,174 bond. The Louisiana court of appeals heard argument on the Company’s appeal from the trial court’s judgment on April 3, 2007, and a decision is pending.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Expense Recognized Year Ended December 31, 2006	Cumulative Expense Recognized as of September 30, 2007
Estimated arbitration “award”	$5,749	$—	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	800	5,760
Holdover rent	(4,844)	—	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$800	$5,170

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 due to litigation timeline changes. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1,000 in legal fees due to timeline changes. In September 2006, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $800 in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of $1,584 as of September 30, 2007, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized common shares of beneficial interest from 100 million to 200 million. Accordingly, at September 30, 2007 and December 31, 2006, there were 200 million and 100 million authorized common shares, respectively.

During the three months ended September 30, 2007, the Company received 15,263 common shares of beneficial interest related to the forfeiture of restricted shares by employees leaving the Company.

The Company paid the following dividends on common shares/units through September 30, 2007:

Dividend per Share/Unit	For the Month	Declared	Record Date	Payable Date
$0.14	31-Dec-2006	13-Oct-2006	29-Dec-2006	12-Jan-2007
$0.14	31-Jan-2007	12-Jan-2007	31-Jan-2007	15-Feb-2007
$0.14	28-Feb-2007	12-Jan-2007	28-Feb-2007	15-Mar-2007
$0.14	31-Mar-2007	12-Jan-2007	30-Mar-2007	13-Apr-2007
$0.17	30-Apr-2007	13-Apr-2007	30-Apr-2007	15-May-2007
$0.17	31-May-2007	13-Apr-2007	31-May-2007	15-Jun-2007
$0.17	30-Jun-2007	13-Apr-2007	29-Jun-2007	13-Jul-2007
$0.17	31-Jul-2007	13-Jul-2007	31-Jul-2007	15-Aug-2007
$0.17	31-Aug-2007	13-Jul-2007	31-Aug-2007	14-Sep-2007

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

During the three months ended September 30, 2007, the Company received 15,263 common shares of beneficial interest related to the forfeiture of restricted shares by employees leaving the Company.

At September 30, 2007, there were 19,305 common shares of beneficial interest in treasury.

Preferred Shares and Operating Partnership Units

The Series B Preferred Shares, Series C Preferred Shares (if and when issued), Series D Preferred Shares, Series E Preferred Shares, and Series G Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company may not optionally redeem the Series B Preferred Shares, Series D Preferred Shares, Series E Preferred Shares or Series G Preferred Shares, prior to September 30, 2008, August 24, 2010, February 8, 2011 and November 17, 2011, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. The Company may not optionally redeem the Series C Preferred Shares, if and when issued, prior to January 1, 2021 except in limited circumstances relating to the Company’s continuing qualification as a REIT and during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. Accordingly, the Preferred Shares will remain outstanding indefinitely unless the Company decides to redeem them.

The Series F Preferred Units issued by the Operating Partnership are not redeemable by the Operating Partnership prior to November 17, 2016. On or after this date, the Operating Partnership, at its option, may redeem the Series F Preferred Units, in whole or in part from time to time, for cash, at a redemption price $25.00 per unit, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. After the first anniversary of their issuance, any Series F Preferred Unitholder may require the Operating Partnership to redeem the Series F Preferred Units held by that unitholder. The Company, as the sole general partner of the Operating Partnership, may, at its election, satisfy the unitholders’ redemption right by paying cash or common shares of the Company.

On March 6, 2007, the Company redeemed all 3,991,900 outstanding Series A Preferred Shares for $99,797 ($25.00 per share) plus accrued distributions through March 6, 2007 of $1,847. The fair value of the Series A Preferred Shares exceeded the carrying value of the Series A Preferred Shares by $3,868 which is included in the determination of net income available to common shareholders. The $3,868 represents the offering costs related to the Series A Preferred Shares.

On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized preferred shares of beneficial interest from 20 million to 40 million. Accordingly, at September 30, 2007 and December 31, 2006, there were 40 million and 20 million authorized preferred shares, respectively.

The Company paid the following dividends on preferred shares/units through September 30, 2007:

Share/ Unit	Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Share	Series A	$0.64	31-Dec-2006	2-Jan-2007	12-Jan-2007
Share	Series B	$0.52	31-Dec-2006	2-Jan-2007	12-Jan-2007
Share	Series B	$0.52	31-Mar-2007	2-Apr-2007	13-Apr-2007
Share	Series B	$0.52	30-Jun-2007	2-Jul-2007	13-Jul-2007
Unit	Series C	$0.45	31-Dec-2006	2-Jan-2007	12-Jan-2007
Unit	Series C	$0.45	31-Mar-2007	2-Apr-2007	13-Apr-2007
Unit	Series C	$0.45	30-Jun-2007	2-Jul-2007	13-Jul-2007
Share	Series D	$0.47	31-Dec-2006	2-Jan-2007	12-Jan-2007
Share	Series D	$0.47	31-Mar-2007	2-Apr-2007	13-Apr-2007
Share	Series D	$0.47	30-Jun-2007	2-Jul-2007	13-Jul-2007
Share	Series E	$0.50	31-Dec-2006	2-Jan-2007	12-Jan-2007
Share	Series E	$0.50	31-Mar-2007	2-Apr-2007	13-Apr-2007
Share	Series E	$0.50	30-Jun-2007	2-Jul-2007	13-Jul-2007
Unit	Series F	$0.21	31-Dec-2006	2-Jan-2007	12-Jan-2007
Unit	Series F	$0.42	31-Mar-2007	2-Apr-2007	13-Apr-2007
Unit	Series F	$0.43	30-Jun-2007	2-Jul-2007	13-Jul-2007
Share	Series G	$0.22	31-Dec-2006	2-Jan-2007	12-Jan-2007
Share	Series G	$0.45	31-Mar-2007	2-Apr-2007	13-Apr-2007
Share	Series G	$0.45	30-Jun-2007	2-Jul-2007	13-Jul-2007

Common Operating Partnership Units

As of September 30, 2007, the Operating Partnership had 103,530 common units outstanding, representing a 0.3% partnership interest held by the limited partners. As of September 28, 2007, approximately $4,357 of cash or Company shares, at our option, would be paid to the limited partners of the Operating Partnership if the partnership was terminated. The approximate value of $4,357 is equivalent to the units outstanding valued at the Company’s September 28, 2007 closing share price of $42.08, which we assume would be equal to the value provided to the limited partners upon liquidation of the Operating Partnership.

7.	Share Option and Incentive Plan

In April 1998, the Board of Trustees adopted and the then current shareholders approved the 1998 Share Option and Incentive Plan (“Plan”) that is currently administered by the Compensation Committee of the Board of Trustees. The Company’s employees and the hotel operators and their employees generally are eligible to participate in the Plan. As of September 30, 2007, 2,800,000 shares were authorized for issuance under the Plan. As of September 30, 2007, there were 914,473 common shares available for future grant under the Plan.

The Plan authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash trustees’ fees, (iv) grants of common shares of beneficial interest in lieu of cash compensation, and (v) the making of loans to acquire common shares of beneficial interest in lieu of compensation. The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares of beneficial interest on the date of grant. Options under the Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three-year period. The duration of each option is also determined by the Compensation Committee; however, the duration of each option shall not exceed 10 years from date of grant. As of September 30, 2007, the Company had no unvested stock options outstanding.

From time to time, the Company awards nonvested shares under the Plan to members of the Board of Trustees, executives, and employees. The nonvested shares generally vest over three to five years. The Company measures compensation cost for the nonvested shares based upon the fair market value of its common shares at the date of grant, adjusted for estimated forfeitures. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations.

A summary of the Company’s nonvested service condition share awards as of September 30, 2007 is as follows (dollars in thousands, except weighted average grant date fair values):

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	318,539	$34.81
Granted	—	—
Vested	(69,362)	23.14
Forfeited	(15,263)	39.35

Nonvested at September 30, 2007	233,914	$38.95

As of September 30, 2007, there was $6,450 of total unrecognized compensation costs related to nonvested service condition share awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the three and nine months ended September 30, 2007 was zero and $3,182, respectively. The compensation cost, net of forfeitures, for the nonvested service condition share awards under the Plan was $677 and $2,322 for the three and nine months ended September 30, 2007, respectively, and $411 and $1,193 for the three and nine months ended September 30, 2006, respectively, and has been included in general and administrative expense in the accompanying statements of operations.

A summary of the Company’s long-term performance based share awards as of September 30, 2007 is as follows (dollars in thousands, except weighted average grant date fair values):

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	31,490	$49.53
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2007	31,490	$49.53

As of September 30, 2007, there was $1,317 of total unrecognized compensation costs related to long-term performance based share awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.3 years. No long-term performance based share awards were vested as of September 30, 2007. The compensation cost related to long-term performance based share awards that has been included in general and administrative expense in the accompanying statements of operations was $77 and $232 for the three and nine months ended September 30, 2007, respectively, and zero for the three and nine months ended September 30, 2006, respectively.

8.	Financial Instruments: Derivatives and Hedging

The Company uses interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged items are matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixed the LIBOR at 2.56% for the $57,000 balance outstanding on the Company’s mortgage loan secured by the Indianapolis Marriott Downtown, and therefore, fixed the mortgage interest rate at 3.56%. On June 8, 2006, the Company paid off the mortgage loan which was being hedged and, concurrently, terminated the interest rate swap. The Company received $1,053 in proceeds from the termination of the swap and reclassified $1,053 into earnings from accumulated other comprehensive income in June 2006. As of September 30, 2007, the Company does not have any outstanding interest rate swaps.

9.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL. Included in other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, are the following expenses incurred by the hotels leased by LHL (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
General and administrative	$12,832	$12,315	$36,517	$34,092
Sales and marketing	10,287	9,887	29,718	27,464
Repairs and maintenance	6,057	6,069	18,326	17,752
Utilities and insurance	6,637	6,780	19,430	18,881
Management and incentive fees	7,544	8,230	18,989	19,757
Franchise fees	1,622	1,038	4,687	4,027
Other expenses	348	546	1,117	1,358

Total other indirect expenses	45,327	44,865	128,784	123,331
Other indirect hotel operating expenses related to discontinued operations	—	(2,982)	(660)	(8,225)

Total other indirect expenses related to continuing operations	$45,327	$41,883	$128,124	$115,106

As of September 30, 2007, LHL leases the following 29 hotels owned by the Company:

•   Seaview Resort and Spa

•   Harborside Hyatt Conference Center & Hotel

•   Hotel Viking

•   Topaz Hotel

•   Hotel Rouge

•   Hotel Madera

•   Hotel Helix

•   Holiday Inn on the Hill

•   Sheraton Bloomington Hotel Minneapolis South

•   Lansdowne Resort

•   Westin City Center Dallas

•   Hotel George

•   Indianapolis Marriott Downtown

•   Hilton Alexandria Old Town

•   Chaminade Resort

•   Hilton San Diego Gaslamp Quarter

•   Grafton on Sunset

•   Onyx Hotel

•   Westin Copley Place

•   Hotel Deca

•   Hilton San Diego Resort

•   Donovan House (formerly Washington Grande Hotel)

•   Le Parc Suite Hotel

•   Hotel Sax Chicago (formerly House of Blues Hotel)

•   Westin Michigan Avenue

•   Alexis Hotel

•   Hotel Solamar

•   Holiday Inn Manhattan Wall Street District

•   The Graciela Burbank

The two remaining hotels, Le Montrose Suite Hotel and San Diego Paradise Point Resort, in which the Company owns an interest, are leased directly to affiliates of the third-party hotel operators of those respective hotels.

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2004 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of $2,394 within 60 days of notification. On April 28, 2005, Marriott made a cure payment of $2,394 to avoid termination. On March 9, 2006, the Company notified Marriott again that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2005 as defined in the management agreement. On May 2, 2006, Marriott made an additional cure payment of $3,715 to avoid termination. On February 22, 2007, the

Company notified Marriott that it was again terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2006 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of $3,083 within 60 days of notification. On April 5, 2007, Marriott made the cure payment to avoid termination. Marriott may recoup these amounts in the event certain future operating performance thresholds are attained. Marriott recouped $921, $280 and $1,540 in 2007, 2006 and 2005, respectively. The remaining amount may still be recouped; therefore, the Company maintains a deferred liability of $6,451 and $4,289 as of September 30, 2007 and December 31, 2006, respectively, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

10.	Income Taxes

For the nine months ended September 30, 2007, income tax expense of $2,752 is comprised of a net state and local tax expense of $750 on the Operating Partnership’s income, and federal, state and local tax expense of $2,002 on LHL’s income of $4,195 before income tax expense. For the three months ended September 30, 2007, income tax expense of $2,574 is comprised of a net state and local tax expense of $413 on the Operating Partnership’s income, and federal, state and local tax expense of $2,161 on LHL’s income of $4,974 before income tax expense.

The components of the LHL income tax expense were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Federal
Current	$—	$—	$—	$—
Deferred	1,531	995	1,292	682
State & local
Current	98	(346)	261	(346)
Deferred	532	346	449	237

Total income tax expense	$2,161	$995	$2,002	$573

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following difference (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
“Expected” federal tax expense at 34.5%	$1,715	$1,115	$1,448	$764
State income tax expense, net of federal income tax effect	348	226	293	155
Other, net	98	(346)	261	(346)

Income tax expense	$2,161	$995	$2,002	$573

The Company has estimated its income tax benefit using a combined federal and state rate of 41.5%. As of September 30, 2007, the Company had a deferred tax asset of $15,119 primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent years cannot be reasonably estimated.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$20,198	$15,938	$24,797	$66,322
Discontinued operations	44	1,407	30,457	2,647

Net income applicable to common shareholders before dividends paid on unvested restricted shares	20,242	17,345	55,254	68,969
Dividends paid on unvested restricted shares	(119)	(78)	(351)	(212)

Net income applicable to common shareholders, after dividends paid on unvested restricted shares	$20,123	$17,267	$54,903	$68,757

Denominator:
Weighted average number of common shares - basic	39,854,950	39,786,308	39,851,249	39,211,490
Effect of dilutive securities:
Unvested restricted shares	72,995	186,427	67,660	182,037
Common stock options	189,973	202,652	196,837	212,048

Weighted average number of common shares - diluted	40,117,918	40,175,387	40,115,746	39,605,575

Basic Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations and after dividends paid on unvested restricted shares	$0.50	$0.40	$0.62	$1.68
Discontinued operations	—	0.03	0.76	0.07

Net income applicable to common shareholders per weighted average common share, after dividends paid on unvested restricted shares	$0.50	$0.43	$1.38	$1.75

Diluted Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations	$0.50	$0.40	$0.62	$1.67
Discontinued operations	—	0.03	0.76	0.07

Net income applicable to common shareholders per weighted average common share	$0.50	$0.43	$1.38	$1.74

12.	Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2007	2006
Interest paid, net of capitalized interest	$34,247	$27,846

Interest capitalized	2,504	1,826

Income taxes paid (received), net of refunds	946	(209)

Distributions payable (common shares)	6,833	5,601

Distributions payable (preferred shares)	5,624	6,369

Redemption of Operating Partnership Units for common shares	—	2,010

Issuance (forfeitures) of restricted shares to employees and executives, net	(601)	1,590

Issuance of common shares for board of trustees compensation	165	216

Repurchase of common shares (treasury)	(1,038)	(1,016)

In conjunction with the hotel dispositions, the Company disposed of the following assets and liabilities:
Proceeds on sale, net of closing costs	$(67,113)	$—
Other assets	(5,642)	—
Liabilities	1,202	—

Disposition of hotel properties	($71,553)	$—

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$—	$504,567
Assumption of mortgage at fair value	—	(16,380)
Other assets	—	5,802
Liabilities	—	(8,371)

Acquisition of hotel properties	$—	$485,618

13.	Subsequent Events

The Company paid the following common and preferred dividends subsequent to September 30, 2007:

Security Type	Share/ Unit	Dividend per Share/Unit	For the Month/Quarter Ended	Declared	Record Date	Payable Date
Common	Share/Unit	$0.17	30-Sep-2007	13-Jul-2007	28-Sep-2007	15-Oct-2007
Preferred Series B	Share	$0.52	30-Sep-2007	n/a	1-Oct-2007	15-Oct-2007
Preferred Series C	Unit	$0.45	30-Sep-2007	n/a	1-Oct-2007	15-Oct-2007
Preferred Series D	Share	$0.47	30-Sep-2007	n/a	1-Oct-2007	15-Oct-2007
Preferred Series E	Share	$0.50	30-Sep-2007	n/a	1-Oct-2007	15-Oct-2007
Preferred Series F	Unit	$0.44	30-Sep-2007	n/a	1-Oct-2007	15-Oct-2007
Preferred Series G	Share	$0.45	30-Sep-2007	n/a	1-Oct-2007	15-Oct-2007

On October 15, 2007, the Company declared monthly distributions to shareholders of the Company and on common units of the Operating Partnership, in the amount of $0.17 per common share of beneficial interest/unit for each of the months of October, November, and December 2007.

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

Overview

In the third quarter of 2007, the economy struggled under the weight of the housing recession and the credit market turmoil. However, for the lodging industry, both business and leisure travel picked up as the quarter progressed. For LaSalle Hotel Properties, our performance came in below the industry and below our forecasts, due to several property and market-specific factors. In general, group business fell short of expectations and was replaced with lower rated transient business. As a result of the group business shortfall, food and beverage revenues suffered from fewer banquets and functions compared to last year.

For the third quarter of 2007, the Company had net income applicable to common shareholders of $20.2 million or $0.50 per diluted share. FFO was $43.7 million, or $1.09 per diluted share and EBITDA was $65.5 million. RevPAR for the hotel portfolio was $168.09, which is an increase of 6.0% compared to the prior year period. Average Daily Rate increased 3.0% to $206.07, while occupancy increased by 3.0% to 81.6%. The Company’s hotel portfolio EBITDA increased 7.9% and hotel portfolio EBITDA margins increased 121 basis points due to higher ADR, occupancy and tighter controls on operating expenses.

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

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

Industry travel levels improved in the third quarter due to demand growth from business and leisure travel. On a year-over-year basis, overall industry demand growth exceeded supply growth in the quarter. For the Company, July’s results were negatively impacted by the particularly weak convention calendar and subsequently a slower group business pace at our convention hotels. September was negatively impacted by weaker than expected demand around Labor Day and the two Jewish holidays, whereas only one was in September of 2006. Occupancies at properties leased to LHL increased an average 3.1% from the prior year, while ADR increased 3.0% over the prior year resulting in a RevPAR increase of 6.2% over the prior year.

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (29 hotels as of September 30, 2007), including room revenue, food and beverage revenue, and other operating department revenue (which includes golf, telephone, parking and other ancillary revenues) increased $13.8 million, from $157.9 million in 2006 to $171.7 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$2.8 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$2.6 million increase from Hotel Solamar, which was purchased in August 2006; and

•	$2.0 million increase from The Graciela Burbank, which was purchased in December 2006.

The remaining increase of $6.4 million is attributable to a $5.8 million increase in room revenue, $1.3 million increase in golf and other ancillary revenue offset by $0.7 million decrease in food and beverage revenue from the remaining hotels leased to LHL. The increase in room revenue was a result of 6.2% increase in RevPAR which was primarily attributable to an increase in ADR of 3.0% at the remaining hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels as of September 30, 2007) increased $0.7 million from $8.9 million in 2006 to $9.6 million in 2007. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating leases. The increase of $0.7 million is a result of a $0.4 million increase from San Diego Paradise Point Resort due to a 1.7% increase in RevPar in 2007. The remaining increase of $0.3 million is due to a 20.1% increase in RevPar in 2007 at Le Montrose Suite Hotel.

Other income

Other income increased $0.3 million from $1.2 million in 2006 to $1.5 million in 2007. This increase is primarily due to the income from the retail leases at the Marina City Complex of which Hotel Sax Chicago is a part (formerly House of Blues Hotel).

Hotel operating expenses

Hotel operating expenses increased $5.9 million from $98.3 million in 2006 to $104.2 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.5 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$1.4 million increase from Hotel Solamar, which was purchased in August 2006; and

•	$1.1 million increase from The Graciela Burbank, which was purchased in December 2006.

The remaining increase of $1.9 million is due to increases in golf expenses, payroll and related employee costs and benefits, sales and marketing, franchise fees, and property maintenance expenses at the remaining hotels.

Depreciation and amortization

Depreciation and amortization expense increased $3.5 million from $20.1 million in 2006 to $23.6 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.3 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.3 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006; and

•	$0.3 million increase from The Graciela Burbank, which was purchased in December 2006.

The remaining change is an increase of $2.6 million related to building improvements and purchases of furniture, fixtures and equipment at the remaining hotels during 2007.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased $1.0 million from $9.1 million in 2006 to $10.1 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$0.2 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.2 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006; and

•	$0.1 million increase from The Graciela Burbank, which was purchased in December 2006.

The remaining increase of $0.5 million is a result of an increase in real estate taxes and ground rent offset by a decrease in insurance premiums and personal property taxes at the remaining hotels.

General and administrative expenses

General and administrative expense decreased $0.7 million from $3.4 million in 2006 to $2.7 million in 2007 primarily as a result of a decrease in compensation costs.

Interest expense

Interest expense increased by $0.4 million from $11.5 million in 2006 to $11.9 million in 2007 due to an increase in the Company’s weighted average debt, partly offset by a decrease in the weighted average interest rate and an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $789.6 million in 2006 to $848.1 million in 2007, which includes increases from:

•	additional borrowing to purchase the Hotel Solamar in August 2006;

•	assumption of the mortgage and additional borrowing to purchase the Holiday Inn Manhattan Wall Street District in November 2006;

•	redemption of the Series A Preferred Shares in March 2007; and

•	additional borrowings under the Company’s bank facility to finance other capital improvements during 2007.

The above borrowings are offset by paydowns of the line of credit from proceeds from:

•	a November 2006 preferred share offering associated with the purchase of the Holiday Inn Manhattan Wall Street District; and

•	operating cash flows.

The Company’s weighted average interest rate decreased from 5.4% in 2006 to 5.3% in 2007. Capitalized interest increased $0.2 million, from $0.7 million in 2006 to $0.9 million in 2007, primarily due to the closing and the on-going renovation of the Donovan House (formerly Washington Grande Hotel).

Income taxes

Income tax expense increased $1.5 million from $1.1 million in 2006 to $2.6 million in 2007. For the three months ended September 30, 2007, the REIT incurred state and local income tax expense of $0.4 million. LHL’s net income before income tax expense increased $1.8 million from $3.2 million in 2006 to $5.0 million in 2007. Accordingly, for the three months ended September 30, 2007, LHL recorded a federal income tax expense of $1.6 million and a state and local tax expense of $0.6 million. The following table summarizes the income tax expense (dollars in thousands):

	For the three months ended September 30,
	2007	2006
REIT state and local tax expense	$413	$107
LHL federal, state and local tax expense	2,161	995

Total tax expense	2,574	1,102
Less: LHL federal, state and local tax expense related to discontinued operations	—	(16)

Total tax expense from continuing operations	$2,574	$1,086

As of September 30, 2007, the Company had a deferred tax asset of $15.1 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the Operating Partnership represents the common unit limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to common units minority interest based on the weighted average percentage ownership throughout the year. At September 30, 2007, the limited partners held 0.3% of the common units of the Operating Partnership.

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The increase in minority interest of preferred units in the Operating Partnership from $1.1 million in 2006 to $1.5 million in 2007 is a result of the Preferred F Units which were issued on November 17, 2006 in connection with the acquisition of the Holiday Inn Manhattan Wall Street District.

Discontinued operations

Net income from discontinued operations decreased $1.4 million from $1.4 million in 2006 to approximately zero in 2007. Net income from discontinued operations is a result of the sale of the LaGuardia Airport Marriott in January 2007. The following table summarizes net income from discontinued operations for 2007 and 2006 (dollars in thousands):

	For the three months ended September 30,
	2007	2006
Net lease income from LaGuardia Airport Marriott	$—	$1,385
Net operating income from LaGuardia Airport Marriott	—	39
Gain on sale of LaGuardia Airport Marriott	44	—
Minority interest expense related to LaGuardia Airport Marriott	—	(1)
Income tax expense related to LaGuardia Airport Marriott	—	(16)

Net income from discontinued operations	$44	$1,407

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

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

Industry travel levels improved in the first nine months of 2007 due to demand growth from business and leisure travel. With respect to the Company’s hotels, occupancies at several properties were materially impacted due to extensive renovations and repositioning programs primarily during the first six months of 2007. Partly offsetting the occupancy impact of renovations was strong demand in our Washington, DC and West Los Angeles markets. Occupancies for properties leased to LHL were up a slight 0.2% for the nine months ended September 30, 2007 and ADR was up an average of 4.3% compared to the same period last year. RevPAR for the nine months ended September 30, 2007 was negatively impacted due to displacement from renovations and repositioning programs. Group room nights for the nine months ended September 30, 2007 were down significantly compared to last year, resulting in lower than anticipated room, food and beverage, and other revenues.

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (29 hotels as of September 30, 2007), including room revenue, food and beverage revenue, and other operating department revenue (which includes golf, telephone, parking and other ancillary revenues) increased $54.6 million, from $418.6 million in 2006 to $473.2 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$14.2 million increase from Hotel Solamar, which was purchased in August 2006;

•	$8.2 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$7.9 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$5.8 million increase from The Graciela Burbank, which was purchased in December 2006;

•	$2.0 million increase from Alexis Hotel, which was purchased in June 2006; and

•	$1.4 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

The remaining increase of $15.1 million is attributable to a 4.5% increase in RevPAR for properties leased to LHL. The increase in RevPAR was primarily attributable to an increase in ADR of 4.3%.

Participating lease revenue

Participating lease revenue from hotels leased to third party lessees (two hotels) increased $1.6 million from $20.6 million in 2006 to $22.2 million in 2007. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating leases. The increase of $1.6 million is a result of a $1.0 million increase from San Diego Paradise Point Resort due to a 3.6% increase in RevPAR in 2007. The remaining increase of $0.6 million is due to a 14.6% increase in RevPar in 2007 at Le Montrose Suite Hotel.

Other income

Other income decreased $0.1 million from $4.0 million in 2006 to $3.9 million in 2007. This is primarily due to a $0.8 million increase in retail leases at the Alexis Hotel and the Hotel Sax Chicago (formerly House of Blues Hotel) offset by the gain on termination of the interest rate swap recorded in 2006 related to the Indianapolis Marriott Downtown.

Hotel operating expenses

Hotel operating expenses increased $28.5 million from $271.7 million in 2006 to $300.2 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$8.2 million increase from Hotel Solamar, which was purchased in August 2006;

•	$4.8 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$4.3 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$3.4 million increase from The Graciela Burbank, which was purchased in December 2006;

•	$2.4 million increase from Alexis Hotel, which was purchased in June 2006;

•	$1.7 million increase from Hotel Sax Chicago (formerly House of Blues Hotel), which was purchased in March 2006; and

•	$0.3 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

The remaining increase of $3.4 million is a result of higher occupancies at the hotels as well as increases in payroll and related employee costs and benefits, sales and marketing, and property maintenance expenses.

Depreciation and amortization

Depreciation and amortization expense increased by $12.8 million from $55.8 million in 2006 to $68.6 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$2.1 million increase from Hotel Solamar, which was purchased in August 2006;

•	$2.0 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$1.7 million increase from Hotel Sax Chicago (formerly House of Blues Hotel), which was purchased in March 2006;

•	$1.0 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$0.8 million increase from Alexis Hotel, which was purchased in June 2006;

•	$0.8 million increase from The Graciela Burbank, which was purchased in December 2006; and

•	$0.2 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

The remaining increase of $4.2 million is related to building improvements and purchases of furniture, fixtures, and equipment at the remaining hotels during 2007.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expenses increased $5.4 million from $24.3 million in 2006 to $29.7 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.6 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$1.0 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.5 million increase from Holiday Inn Manhattan Wall Street District, which was purchased in November 2006;

•	$0.4 million increase from The Graciela Burbank, which was purchased in December 2006;

•	$0.2 million increase from Alexis Hotel, which was purchased in June 2006; and

•	$0.1 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

The remaining increase of $1.6 million is a result of increases in real estate taxes and ground rent offset by a decrease in insurance premiums and personal property taxes at the remaining hotels.

General and administrative expenses

General and administrative expense increased $0.7 million from $9.4 million in 2006 to $10.1 million in 2007 primarily as a result of increases in compensation costs and other consulting fees.

Interest expense

Interest expense increased by $4.5 million from $30.7 million in 2006 to $35.2 million in 2007 due to an increase in the Company’s weighted average debt, while the weighted average interest rate remained the same, partly offset by an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $718.3 million in 2006 to $865.4 million in 2007, which includes increases from:

•	assumption of the mortgage and additional borrowing to purchase the Le Parc Suite Hotel in January 2006;

•	additional borrowing to purchase the Hotel Sax Chicago (formerly House of Blues Hotel) in March 2006;

•	additional borrowing to purchase the Westin Michigan Avenue in March 2006;

•	additional borrowing to purchase the Hotel Solamar in August 2006;

•	assumption of the mortgage and additional borrowings to purchase the Holiday Inn Manhattan Wall Street District in November 2006;

•	redemption of the Series A Preferred Shares in March 2007; and

•	additional borrowings under the Company’s bank facility to finance other capital improvements during 2007.

The above borrowings are offset by paydowns of the line of credit from proceeds from:

•	a February 2006 common share offering;

•	a February 2006 preferred share offering;

•	a November 2006 preferred share offering; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations remained the same at 5.3% in 2006 and in 2007. Capitalized interest increased $0.7 million, from $1.8 million in 2006 to $2.5 million in 2007, primarily due to the on-going renovation of the Donovan House (formerly Washington Grande Hotel).

Income taxes

Income tax expense increased $2.4 million from $0.4 million in 2006 to $2.8 million in 2007. For the nine months ended September 30, 2007, the REIT incurred state and local income tax expense of $0.8 million. LHL’s net income before income tax expense increased from $2.2 million in 2006 to $4.2 million in 2007. Accordingly, for the nine months ended September 30, 2007, LHL recorded federal income tax expense of $1.3 million and a state and local tax expense of $0.7 million. The following table summarizes the income tax expense (dollars in thousands):

	For the nine months ended September 30,
	2007	2006
REIT state and local tax expense (benefit)	$750	$(228)
LHL federal, state and local tax expense	2,002	573

Total tax expense	2,752	345
Plus: LHL federal, state and local tax benefit related to discontinued operations	73	60

Total tax expense from continuing operations	$2,825	$405

As of September 30, 2007, the Company had a deferred tax asset of $15.1 million primarily due to past and current year’s tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the Operating Partnership represents the common unit limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to common unit minority interest based on the weighted average percentage ownership throughout the year. At September 30, 2007, the limited partners held 0.3% of the common units of the Operating Partnership.

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The increase in minority interest of preferred units in the Operating Partnership from $3.2 million in 2006 to $4.6 million in 2007 is a result of the Preferred F Units which were issued on November 17, 2006 in connection with the acquisition of the Holiday Inn Manhattan Wall Street District.

Discontinued operations

Net income from discontinued operations increased $27.9 million from $2.6 million in 2006 to $30.5 million in 2007. Net income from discontinued operations is a result of the sale of the LaGuardia Airport Marriott in January 2007. The following table summarizes net income from discontinued operations for 2007 and 2006 (dollars in thousands):

	For the nine months ended September 30,
	2007	2006
Net lease income from LaGuardia Airport Marriott	$240	$2,734
Net operating loss from LaGuardia Airport Marriott	(177)	(144)
Gain on sale of LaGuardia Airport Marriott	30,322	—
Minority interest expense related to LaGuardia Airport Marriott	(1)	(3)
Income tax benefit related to LaGuardia Airport Marriott	73	60

Net income from discontinued operations	$30,457	$2,647

Distributions to preferred shareholders

Distributions to preferred shareholders increased $0.4 million, from $18.3 million in 2006 to $18.7 million in 2007 due to an increase of $0.8 million and $5.4 million in distributions on Series E Preferred Shares and Series G Preferred Shares, respectively, which were issued on February 8, 2006 and November 17, 2006, respectively, offset by a $5.8 million decrease due to the redemption of the Series A Preferred Shares on March 6, 2007.

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

The following is a reconciliation between net income applicable to common shareholders and FFO for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands, except share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Funds From Operations (FFO):
Net income applicable to common shareholders	$20,242	$17,345	$55,254	$68,969
Depreciation	23,345	20,346	68,083	56,735
Equity in depreciation of joint venture	—	—	—	178
Amortization of deferred lease costs	123	136	369	368
Minority interest:
Minority interest of common units in Operating Partnership	69	15	212	105
Minority interest in discontinued operations	—	1	1	3
Less: Equity in gain on sale of property	—	—	—	(38,393)
Net gain on sale of property disposed of	(44)	—	(30,322)	—

FFO	$43,735	$37,843	$93,597	$87,965

Weighted average number of common shares and units outstanding:
Basic	39,958,480	39,819,838	39,954,778	39,259,179
Diluted	40,221,448	40,208,917	40,219,276	39,653,264

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Earnings Before Interest, Taxes,
Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$20,242	$17,345	$55,254	$68,969
Interest	11,874	11,484	35,185	30,721
Equity in interest expense of joint venture	—	—	—	317
Income tax expense:
Income tax expense	2,574	1,086	2,825	405
Income tax expense (benefit) from discontinued operations	—	16	(73)	(60)
Depreciation and amortization	23,550	20,528	68,686	57,241
Equity in depreciation/amortization of joint venture	—	—	—	201
Minority interest:
Minority interest of common units in Operating Partnership	69	15	212	105
Minority interest of preferred units in Operating Partnership	1,547	1,064	4,604	3,193
Minority interest in discontinued operations	—	1	1	3
Distributions to preferred shareholders	5,625	6,369	22,588	18,349

EBITDA	$65,481	$57,908	$189,282	$179,444

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

Reserve funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of September 30, 2007, $4.7 million was available in restricted cash reserves for future capital expenditures.

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

Debt at September 30, 2007 and December 31, 2006, consisted of the following (in thousands):

	Interest Rate at		Balance Outstanding at
Debt	September 30, 2007	Maturity Date	September 30, 2007	December 31, 2006
Credit facilities
Senior Unsecured Credit Facility	Floating	April 2011	$28,000	$—
LHL Unsecured Credit Facility	Floating	April 2011	10,789	—

Total borrowings under credit facilities			38,789	—

Massport bonds
Harborside Hyatt Conference
Center & Hotel (taxable) (b)	Floating (a)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt) (b)	Floating (a)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%	May 2008	14,972	15,295
Holiday Inn Manhattan Wall Street District	Floating (c)	November 2008	20,000	20,000
Sheraton Bloomington Hotel Minneapolis
South and Westin City Center Dallas	8.10%	July 2009	39,940	40,744
San Diego Paradise Point Resort	5.25%	February 2009	60,102	61,182
Hilton Alexandria Old Town	4.98%	September 2009	32,230	32,802
Le Montrose Suite Hotel	8.08%	July 2010	13,453	13,629
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	6.28%	August 2014	10,414	10,567
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans			763,391	766,499
Unamortized loan premium (d)			691	978

Total mortgage loans			764,082	767,477

Total debt			$845,371	$809,977

(a)	Variable interest rate based on a weekly floating rate. The interest rates at September 30, 2007 were 5.25% and 3.93% for the $5,400 and $37,100 bonds, respectively. The interest rates at December 31, 2006 were 5.38% and 4.01% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual maintenance fee.
(b)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel.
(c)	Mortgage debt bears interest at the London Interbank Offered Rate plus 0.75%. The interest rates at September 30, 2007 and December 31, 2006 were 5.90% and 6.10%, respectively.
(d)	Mortgage debt includes unamortized loan premiums of $190 and $501 for Le Parc Suite Hotel and Hotel Deca, respectively, as of September 30, 2007, and $428 and $550, respectively, as of December 31, 2006.

The Company incurred interest expense of $11.9 million and $35.2 million for the three and nine months ended September 30, 2007, respectively, and $11.5 million and $30.7 million for the three and nine months ended September 30, 2006, respectively. Included in interest expense are amortization of deferred financing fees of $0.3 million and $1.1 million for the three and nine months ended September 30, 2007, respectively, and $0.6 million and $2.0 million for the three and nine months ended September 30, 2006, respectively. Interest was capitalized in the amount of $0.9 million and $2.5 million for the three and nine months ended September 30, 2007, respectively, and $0.7 million and $1.8 million for the three and nine months ended September 30, 2006, respectively.

Credit facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million. On April 13, 2007, the Company amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2007, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three and nine months ended September 30, 2007, the weighted average interest rate for the borrowings under the senior unsecured credit facility remained the same at 6.2%. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2007. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2006, respectively. At September 30, 2007 and December 31, 2006, the Company had $28.0 million and zero, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On April 13, 2007, LHL amended the credit facility to extend the credit facility maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2007, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three and nine months ended September 30, 2007, the weighted average interest rate for the borrowings under the LHL credit facility was 6.2% and 6.3%, respectively. LHL did not have any Adjusted Base Rate Borrowings at September 30, 2007. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of an immaterial amount for the three and nine months ended September 30, 2007 and 2006. At September 30, 2007 and December 31, 2006, LHL had $10.8 million and zero, respectively, of outstanding borrowings under the LHL credit facility.

Sources and Uses Of Cash

At September 30, 2007, the Company had $0.3 million of cash and cash equivalents, $12.4 million of restricted cash reserves and $258.6 million available under the senior unsecured credit facility.

Net cash provided by operating activities was $96.3 million for the nine months ended September 30, 2007, primarily due to the distribution of available hotel operating cash by LHL and participating lease revenues, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $11.7 million for the nine months ended September 30, 2007, due to proceeds from the sale of the LaGuardia Airport Marriott and proceeds from restricted cash reserves offset by the outflows for improvements and additions at the hotels, purchase of office furniture and equipment, and payment of deferred lease fees.

Net cash used in financing activities was $147.4 million for the nine months ended September 30, 2007, due to the redemption of the Series A Preferred Shares on March 6, 2007, payment of distributions to the common shareholders and unitholders, payment of distributions to preferred shareholders and unitholders, mortgage loan repayments, repurchase of treasury shares and payment of deferred financing costs. These uses were offset by net borrowings from the senior unsecured credit facility and proceeds from the exercise of share options.

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

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Commitment and Contingencies” for a discussion of the Reserve Funds.

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of September 30, 2007 (in thousands):

	Total	Amount of Commitment Expiration Per Period
Contractual Obligations	Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$1,034,337	$62,910	$235,790	$129,157	$606,480
Borrowings under credit facilities (1)	47,717	2,533	5,052	40,132	—
Ground rent (2)	197,687	4,698	9,395	9,395	174,199
Massport bonds (1)	60,636	1,742	3,483	3,483	51,928
Purchase commitments (3)
Purchase orders and letters of commitment	53,166	53,166	—	—	—

Total obligations and commitments	$1,393,543	$125,049	$253,720	$182,167	$832,607

(1)

Amounts include interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt. Interest expense on the variable rate debt is computed based on the rate at September 30, 2007.

(2)

Amounts computed based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(3)	As of September 30, 2007, purchase orders and letters of commitment totaling approximately $53.2 million had been issued for renovations at the hotels.

The Hotels

On March 11, 2005, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2004 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of $2.4 million within 60 days of notification. On April 28, 2005, Marriott made a cure payment of $2.4 million to avoid termination. On March 9, 2006, the Company notified Marriott again that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2005 as defined in the management agreement. On May 2, 2006, Marriott made an additional cure payment of $3.7 million to avoid termination. On February 22, 2007, the Company notified Marriott that it was again terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds in 2006 as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making payment of $3.1 million within 60 days of notification. On April 5, 2007, Marriott made the cure payment to avoid termination. Marriott may recoup these amounts in the event certain future operating performance thresholds are attained. Marriott recouped $0.9 million, $0.3 million and $1.5 million in 2007, 2006 and 2005, respectively. The remaining amount may still be recouped; therefore, the Company maintains a deferred liability of $6.5 million and $4.3 million as of September 30, 2007 and December 31, 2006, respectively, which is included in accounts payable and accrued expenses on the accompanying balance sheets.

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three and nine months ended September 30, 2007 and 2006, respectively. ADR is calculated as the quotient of room revenue divided by the number of rooms sold, and RevPAR is calculated as the product of occupancy and ADR.

	For the three months ended September 30,			For the nine months ended September 30,
	2007	2006	Variance	2007	2006	Variance
Total Portfolio
Occupancy	81.6%	79.2%	3.0%	75.6%	75.5%	0.2%
ADR	$206.07	$200.07	3.0%	$199.72	$191.25	4.4%
RevPAR	$168.09	$158.51	6.0%	$151.02	$144.34	4.6%

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company understands that Lehman Brothers is now the real party in interest after having acquired a controlling stake in the Meridien entities that are parties to the Dallas and New Orleans lawsuits. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3.9 million, plus post-judgment interest. Meridien has noticed an appeal and the Company has noticed an appeal as well. The Dallas appeal is set for hearing on November 28, 2007. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value of the lease to be $8.6 million, plus interest. On July 18, 2005, the Company posted a $8.6 million surety bond, which was secured by $9.0 million of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4.1 million. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4.2 million bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8.6 million bond and obtained a new $12.8 million letter of credit which serves as collateral for the $8.6 million bond and the $4.2 million bond. The Louisiana court of appeals heard argument on the Company’s appeal from the trial court’s judgment on April 3, 2007, and a decision is pending.

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

	Expense Recognized Quarter Ended December 31, 2002	Expense Recognized Year Ended December 31, 2004	Expense Recognized Year Ended December 31, 2005	Expense Recognized Year Ended December 31, 2006	Cumulative Expense Recognized as of September 30, 2007
Estimated arbitration “award”	$5,749	$—	$—	$—	$5,749
Legal fees related to litigation	2,610	1,350	1,000	800	5,760
Holdover rent	(4,844)	—	—	—	(4,844)
Expected reimbursement of legal fees	(995)	(500)	—	—	(1,495)

Net contingent lease termination expense	$2,520	$850	$1,000	$800	$5,170

In September 2004, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $0.9 million due to litigation timeline changes. In June 2005, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $1.0 million in legal fees due to timeline changes. In September 2006, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $0.8 million in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of $1.6 million as of September 30, 2007, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

The Company is exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of September 30, 2007, $101.3 million of the Company’s aggregate indebtedness (12.0% of total indebtedness) was subject to variable interest rates. In addition, the preferred distribution on the Series F Preferred Units with a liquidation value of $27.5 million is subject to variable interest rates.

If market rates of interest on our variable rate long-term debt and variable rate preferred units increase by 0.25%, the increase in interest expense on our variable long-term rate debt and minority interest on our variable rate preferred units would decrease future earnings and cash flows by $0.3 million annually. On the other hand, if market rates of interest on the variable rate long-term debt and variable rate preferred units decrease by 0.25%, the decrease in interest expense on the variable rate long-term debt and minority interest on our variable rate preferred units would increase future earnings and cash flows by $0.3 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $101.3 million, the balance at September 30, 2007.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2007. There were no changes to the Company’s internal controls over financial reporting during the third quarter ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 or any subsequently filed Periodic Report on Form 10-Q. The risk factor below is disclosed on the Form 10-K and has been updated to provide debt information as of September 30, 2007.

Increases in interest rates may increase the Company’s interest expense.

As of September 30, 2007, $101.3 million of aggregate indebtedness (12.0% of total indebtedness) was subject to variable interest rates. An increase in interest rates could increase the Company’s interest expense and reduce its cash flow and may affect its ability to make distributions to shareholders and to service its indebtedness.

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

LASALLE HOTEL PROPERTIES

Dated: October 17, 2007	BY:	/s/ HANS S. WEGER
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