Form 10-K
period 2007-12-31
LASALLE HOTEL PROPERTIES
filed 2008-02-21
CIK 1053532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-14045

LASALLE HOTEL PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3 Bethesda Metro Center, Suite 1200, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

(301) 941-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest ($0.01 par value)	New York Stock Exchange
8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
7 1/2% Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
7 1/4% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the 39,780,612 common shares of beneficial interest held by non-affiliates of the registrant was approximately $1,727.3 million based on the closing price on the New York Stock Exchange for such common shares of beneficial interest as of June 29, 2007.

Number of the registrant’s common shares of beneficial interest outstanding as of February 15, 2008: 40,113,800.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on or about April 24, 2008 are incorporated by reference in Part III of this report.

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

General

The Company was organized as a Maryland real estate investment trust on January 15, 1998 to buy, own, redevelop and lease upscale and luxury full-service hotels located in convention, resort and major urban business markets. As of December 31, 2007, the Company owned interests in 31 hotels with approximately 8,500 rooms/suites located in 11 states and the District of Columbia. Independent hotel operators manage the hotels. The Company is a self-managed and self-administered real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is a legal entity that holds real estate interests, and that may reduce its federal taxable income to the extent it distributes taxable dividends to its shareholders.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned 99.7% of the common units of the Operating Partnership at December 31, 2007. The remaining 0.3% is held by limited partners who held 103,530 limited partnership common units at December 31, 2007. Common units of the Operating Partnership are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. A limited partner owns 2,348,888 Series C Preferred Units of limited partnership interest in the Operating Partnership having an aggregate liquidation value of approximately $58.7 million and bearing an annual cumulative distribution of 7.25% on the liquidation preference. The Series C Preferred Units are redeemable for cash, or at the election of the Company, 7.25% Series C Cumulative Redeemable Preferred Shares of beneficial interest of the Company. In addition, a limited partner owns 1,098,348 Series F Preferred Units of limited partnership interest in the Operating Partnership, having an aggregate liquidation value of approximately $27.5 million and bearing an annual cumulative distribution based on a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 150 basis points on the liquidation preference. The Series F Preferred Units are redeemable for cash or, at the election of the Company, common shares of the Company. The hotels are leased under participating leases that provide for rental payments equal to the greater of (i) base rent or (ii) participating rent based on fixed percentages of gross hotel revenues.

The Company’s principal offices are located at 3 Bethesda Metro Center, Suite 1200, Bethesda, Maryland 20814. The Company’s website is www.lasallehotels.com. The Company makes available on its website free of charge its filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports.

Strategies and Objectives

The Company’s primary objectives are to provide a reliable stream of income to its shareholders through increases in distributable cash flow and to increase long-term total returns to shareholders through appreciation in the value of its common shares of beneficial interest. To achieve these objectives, the Company seeks to:

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

The Company continues to focus on eight primary urban markets; however, it will acquire assets in other markets if the investment is consistent with the Company’s strategies and return criteria. The primary urban markets are:

• Boston	• San Diego
• Chicago	• San Francisco
• Los Angeles (West Hollywood)	• Seattle
• New York	• Washington, DC

The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies, including Westin Hotels and Resorts, Sheraton Hotels and Resorts Worldwide, Inc., Hilton Hotels Corporation, Crestline Hotels and Resorts, Inc., Outrigger Lodging Services, Noble House Hotels and Resorts, Hyatt Hotels Corporation, Benchmark Hospitality, White Lodging Services Corporation, Gemstone Hotels & Resorts, LLC, Thompson Hotels, Sandcastle Resorts & Hotels, Davidson Hotel Company, Denihan Hospitality Group and the Kimpton Hotel & Restaurant Group, L.L.C. The Company believes that having multiple operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.

Recent Developments

On January 14, 2008, the Company amended its senior unsecured credit facility by executing a commitment agreement increasing the credit facility from $300.0 million to $450.0 million. The additional commitments came from six banks that had previous commitments and one new bank. Terms and conditions of the senior unsecured credit facility were not modified.

Hotel Dispositions

On January 26, 2007, the Company sold the LaGuardia Airport Marriott hotel for $69.0 million, resulting in a gain of approximately $30.4 million. The asset was classified as held-for-sale effective January 10, 2007 at which time depreciation was suspended. The Company utilized the sale of the hotel as the disposition property in the reverse 1031 exchange established in conjunction with the Hotel Solamar acquisition in August 2006. As a result, the Company’s gain will be deferred for tax purposes.

Hotel Renovations

The Company believes that its regular program of capital improvements at the hotels, including replacement and refurbishment of furniture, fixtures and equipment, helps maintain and enhance its competitiveness and maximizes revenue growth under the participating leases.

On February 21, 2006, the Donovan House (formerly Washington Grande Hotel) was closed for renovations. The Company invested $25.8 million and $2.5 million in 2007 and 2006, respectively, excluding capitalized interest, and plans to invest an additional $9.8 million in 2008 to complete the renovation and repositioning similar to those performed on the Company’s DC Urban Collection purchased in March 2001. After completion of the renovation and repositioning, the hotel will be operated as a luxury high-style, independent hotel.

The Chaminade Resort and Conference Center (excluding the spa and fitness center) was closed on November 18, 2007 and re-opened as scheduled on January 31, 2008 for renovations relating to an ongoing repositioning project. The Company invested $1.5 million, $3.7 million and $2.7 million in 2007, 2006 and 2005, respectively, excluding capitalized interest, and expects to invest an additional $5.2 million in 2008 to complete the project.

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

Environmental Matters

In connection with the ownership of hotels, the Company is subject to various federal, state and local laws, ordinances and regulations relating to environmental protection. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on, under or in such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the owner’s ability to borrow using such property as collateral. Furthermore, a person who arranges for the disposal or treatment of a hazardous or toxic substance at a property owned by another, or who transports such substance to or from such property, may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. The costs of remediation or removal of such substances may be substantial, and the presence of such substances may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership of hotels, the Company may be potentially liable for such costs.

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

Employees

The Company had 31 employees as of February 15, 2008. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels.

Additional Information

The Company has made available copies of the charters of the committees of the board of trustees, its code of ethics and conduct, its corporate governance guidelines and its whistleblower policy on its website at www.lasallehotels.com. Copies of these documents are available in print to any shareholder who requests them. Requests should be sent to LaSalle Hotel Properties, 3 Bethesda Metro Center, Suite 1200, Bethesda, Maryland 20814. Attn: Hans S. Weger, Corporate Secretary.

All reports filed with the Securities and Exchange Commission (“SEC”) may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov or through our website at www.lasallehotels.com.

Compliance with NYSE Corporate Governance Standards

Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. In 2007, the Company’s chief executive officer timely submitted the required certification to the NYSE.

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

Competition for guests, increases in operating costs, dependence on travel and economic conditions could adversely affect the Company’s cash flow. The Company’s hotels are subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	labor strikes, disruptions or lock outs that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling;

•	terrorism, terrorism alerts and warnings, military actions such as the engagement in Iraq, pandemics, or other medical events which may cause decreases in business and leisure travel; and

•	adverse effects of weak national, regional and local economic conditions.

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

The Company’s obligation to comply with financial covenants in its unsecured credit facilities and mortgages on some of its hotel properties could restrict its range of operating activities.

The Company has a senior unsecured credit facility with a syndicate of banks, which provides for a maximum borrowing of up to $450.0 million. The senior unsecured credit facility matures on April 13, 2011 and has a one-year extension option.

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

LHL has an unsecured revolving credit facility with U.S. Bank National Association, which provides for a maximum borrowing of up to $25.0 million. The unsecured credit facility matures on April 13, 2011 and has a one-year extension option. The unsecured credit facility contains certain financial covenants relating to debt service coverage, minimum tangible net worth and total funded indebtedness.

The Sheraton Bloomington Hotel Minneapolis South, Westin City Center Dallas, Le Montrose Suite Hotel, San Diego Paradise Point Resort, Indianapolis Marriott Downtown, Hilton Alexandria Old Town, Hilton San Diego Gaslamp Quarter, Westin Copley Place, Hotel Deca, Le Parc Suite Hotel, Westin Michigan Avenue, Hotel Solamar, and Gild Hall (formerly Holiday Inn Manhattan Wall Street District), are each mortgaged to secure payment of indebtedness aggregating $762.3 million as of December 31, 2007. The Harborside Hyatt Conference Center & Hotel is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of $42.5 million. If the Company is unable to meet mortgage payments, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company. From time to time, the Company may mortgage additional hotels to secure payment of additional indebtedness.

As of December 31, 2007, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities or mortgages.

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

In some instances, the Company may be required to obtain the consent of the hotel operator or franchisor prior to selling the hotel. Typically, such consent is only required in connection with certain proposed sales, such as if the proposed purchaser is engaged in the operation of a competing hotel or does not meet certain minimum financial requirements. The operators of Harborside Hyatt Conference Center & Hotel, Alexis Hotel and Seaview Resort and Spa require approval of certain sales. The Company is subject to a franchisor’s right of first offer with respect to the Hilton Alexandria Old Town, Hilton San Diego Gaslamp Quarter and Hilton San Diego Resort.

The Westin City Center Dallas is a unit of a commercial condominium complex and is subject to a right of first refusal in favor of the owner of the remaining condominium units. The Hilton San Diego Gaslamp Quarter and Hotel Sax Chicago (formerly House of Blues Hotel) are each units of a commercial condominium complex and are not subject to a right of first refusal by the owner of the remaining condominium units. In addition, the Company is subject to certain rights of first refusal or similar rights with respect to the Seaview Resort and Spa.

If the Company determines to terminate a lease with a third-party lessee (other than in connection with a default by such lessee), it may be required to pay a termination fee calculated based upon the value of the lease.

Increases in interest rates may increase the Company’s interest expense.

As of December 31, 2007, $132.9 million of aggregate indebtedness (15.2% of total indebtedness) was subject to variable interest rates. An increase in interest rates could increase the Company’s interest expense and reduce its cash flow and may affect its ability to make distributions to shareholders and to service its indebtedness.

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

Current laws include provisions that could provide relief in the event the Company violates certain provisions of the Code that otherwise would result in its failure to qualify as a REIT. The Company cannot assure that these relief provisions would apply if the Company failed to comply with the REIT qualification laws. Even if the relief provisions do apply, the Company would be subject to a penalty tax of at least $50,000 for each disqualifying event in most cases.

Property ownership through partnerships and joint ventures could limit the Company’s control of those investments.

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that its co-investors might become bankrupt, might at any time have different interests or goals from those of the Company, and may take action contrary to the Company’s instructions, requests, policies or objectives, including its policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include an impasse on decisions, such as a sale, because neither the Company’s co-investors nor the Company would have full control over the partnership or joint venture. There is no limitation under the Company’s organizational documents as to the amount of funds that may be invested in partnerships or joint ventures. As of December 31, 2007, the Company was not a party to any joint ventures.

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

The Company’s executive officers have agreements that provide them with benefits in the event of a change in control of the Company. The Company entered into agreements with its executive officers that provide them with severance benefits if their employment ends under certain circumstances within one year following a “change in control” of the Company (as defined in the agreements) or if the executive officer resigns for “good reason” (as defined in the agreements). These benefits could increase the cost to a potential acquirer of the Company and thereby prevent or deter a change in control of the Company that might involve a premium price for the common shares or otherwise be in the interests of the Company’s shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Hotel Properties

At December 31, 2007, the Company owned interests in the following 31 hotel properties:

Property	Number of Rooms/Suites	Location
1. Sheraton Bloomington Hotel Minneapolis South (1)(4)	564	Bloomington, MN
2. Westin City Center Dallas (1)	407	Dallas, TX
3. Seaview Resort and Spa (5)	297	Galloway, NJ (Atlantic City)
4. Le Montrose Suite Hotel (1)	133	West Hollywood, CA
5. San Diego Paradise Point Resort (1)(2)	462	San Diego, CA
6. Harborside Hyatt Conference Center & Hotel (1)(2)	270	Boston, MA
7. Hotel Viking	209	Newport, RI
8. Topaz Hotel	99	Washington, D.C.
9. Hotel Rouge	137	Washington, D.C.
10. Hotel Madera	82	Washington, D.C.
11. Hotel Helix	178	Washington, D.C.
12. Hotel George	139	Washington, D.C.
13. The Liaison Capitol Hill (formerly Holiday Inn on the Hill)	343	Washington, D.C.
14. Lansdowne Resort	296	Lansdowne, VA
15. Indianapolis Marriott Downtown (1)(2)	615	Indianapolis, IN
16. Hilton Alexandria Old Town (1)	246	Alexandria, VA
17. Chaminade Resort and Conference Center	156	Santa Cruz, CA
18. Hilton San Diego Gaslamp Quarter (1)	283	San Diego, CA
19. The Grafton on Sunset	108	West Hollywood, CA
20. Onyx Hotel	112	Boston, MA
21. Westin Copley Place (1)(3)	803	Boston, MA
22. Hotel Deca (1)	158	Seattle, WA
23. Hilton San Diego Resort (2)	357	San Diego, CA
24. Donovan House (formerly Washington Grande Hotel)	212	Washington, D.C.
25. Le Parc Suite Hotel (1)	154	West Hollywood, CA
26. Hotel Sax Chicago (formerly House of Blues Hotel)	353	Chicago, IL
27. Westin Michigan Avenue (1)	751	Chicago, IL
28. Alexis Hotel	121	Seattle, WA
29. Hotel Solamar (1)(2)	235	San Diego, CA
30. Gild Hall (formerly Holiday Inn Manhattan Wall Street District) (1)	126	New York, NY
31. Hotel Amarano Burbank (formerly The Graciela Burbank)	99	Burbank, CA

Total number of rooms/suites	8,505

(1)	Properties subject to a mortgage/debt.
(2)	Properties subject to long-term ground leases.
(3)	Property subject to long-term air rights lease.
(4)	The parking lot of this property is subject to a long-term ground lease.
(5)	One of the golf courses at this property is subject to a ground lease.

For each of calendar years 2006, 2005 and 2004, the Company notified Marriot International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Marriott made cure payments totaling $9.2 million for the calendar years 2006, 2005 and 2004 to avoid termination. Marriott may recoup these amounts in the event certain future operating performance thresholds are attained. Marriott has recouped a total of $2.8 million for the calendar years 2006, 2005 and 2004. The remaining amount may still be recouped; therefore, the Company recorded a deferred liability of $6.4 million as of December 31, 2007. The following is a reconciliation of the cure payments and deferred liability as of and for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

		Cure Payment
Year Ended December 31,	Notification Date	Performance Year	Date	Amount	Recoup Amount	Deferred Liability Balance
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$854
2006	March 9, 2006	2005	May 2, 2006	$3,715	$(280)	$4,289
2007	February 22, 2007	2006	April 5, 2007	$3,083	$(1,001)	$6,371

				$9,192	$(2,821)

Taxable-REIT Subsidiary Leases and Third-Party Leases

Of the 31 hotels in which the Operating Partnership has a 100% ownership interest, 29 are leased to LHL or a subsidiary of LHL and two (Le Montrose Suite Hotel and San Diego Paradise Point Resort) are leased to third-party lessees pursuant to a participating lease.

For each of the hotels leased by LHL or a subsidiary of LHL, the Company, through LHL, is subject to a hotel management agreement, earns all hotel revenues (subject to corporate income taxes applicable to LHL), and is responsible for all hotel expenses, including base management fees and incentive management fees, if any, pursuant to the terms of the respective management agreement. The leases with LHL expire between 2009 and 2013.

For each of the two hotels leased to a third-party lessee, the Company earns the greater of (i) base rent or (ii) participating rent based on fixed percentages of gross hotel revenues pursuant to the respective participating lease. In addition, the Company is responsible for the payment of real estate taxes, ground rent, if any, certain insurance, maintaining a reserve for future capital expenditures and payment of agreed upon capital expenditures. The third-party participating leases expire in 2008 and 2009. The Company intends to either renew the third-party leases or lease to LHL upon expiration.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company understands that Lehman Brothers is now the real party in interest after having acquired a controlling stake in the Meridien entities that are parties to the Dallas and New Orleans lawsuits. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3.9 million, plus post-judgment interest. Meridien has noticed an appeal and the Company has noticed an appeal as well. The Dallas appeal was heard on November 28, 2007, and the matter is under submission to the Court. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value of the lease to be $8.6 million, plus interest. On July 18, 2005, the Company posted a $8.6 million surety bond, which was secured by $9.0 million of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4.1 million. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4.2 million bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8.6 million bond and obtained a new $12.8 million letter of credit which serves as collateral for the $8.6 million bond and the $4.2 million bond. The Louisiana court of appeals heard argument on the Company’s appeal from the trial court’s judgment on April 3, 2007, and a decision is pending.

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

Expense Recognized For the Year Ended	Estimated Arbitration “Award”	Legal Fees Related to Litigation	Holdover Rent	Expected Reimbursement of Legal fees	Net Contingent Lease Termination
December 31, 2002(1)	$5,749	$2,610	$(4,844)	$(995)	$2,520
December 31, 2003	—	—	—	—	—
December 31, 2004	—	1,350	—	(500)	850
December 31, 2005	—	1,000	—	—	1,000
December 31, 2006	—	800	—	—	800
December 31, 2007	—	—	—	—	—

Cumulative Expense Recognized as of December 31, 2007	$5,749	$5,760	$(4,844)	$(1,495)	$5,170

(1)	Recognized in quarter ended December 31, 2002.

In September 2004 and June 2005, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $0.9 million and $1.0 million, respectively, due to litigation timeline changes. In September 2006, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $0.8 million in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of $1.6 million as of December 31, 2007, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

Market Information

The common shares of the Company began trading on the NYSE on April 24, 1998 under the symbol “LHO.” The following table sets forth, for the periods indicated, the high and low sale prices per common share and the cash distributions declared per share:

	Calendar Year 2007			Calendar Year 2006
	High	Low	Distribution	High	Low	Distribution
First Quarter	$48.99	$41.31	$0.42	$41.90	$35.94	$0.30
Second Quarter	$49.28	$42.53	$0.51	$46.45	$40.30	$0.42
Third Quarter	$49.75	$38.12	$0.51	$48.32	$40.01	$0.42
Fourth Quarter	$47.43	$31.04	$0.51	$47.11	$40.65	$0.42

The closing price for the Company’s common shares, as reported by the NYSE on December 31, 2007, was $31.90 per share.

SHARE PERFORMANCE GRAPH

The following graph provides a comparison of the cumulative total return on the Common Shares from December 31, 2002 to the NYSE closing price per share on December 31, 2007 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (“FTSE NAREIT Equity Index”). Total return values were calculated assuming a $100 investment on December 31, 2002 with reinvestment of all dividends in (i) the Common Shares, (ii) the S&P 500 and (iii) the FTSE NAREIT Equity Index.

The actual returns shown on the graph above are as follows:

Name	Initial investment at December 31, 2002	Value of initial investment at December 31, 2003	Value of initial investment at December 31, 2004	Value of initial investment at December 31, 2005	Value of initial investment at December 31, 2006	Value of initial investment at December 31, 2007
LaSalle Hotel Properties	$100.00	$140.19	$249.30	$297.31	$385.03	$279.21
S&P 500 Index	$100.00	$128.68	$142.68	$149.69	$173.33	$184.13
FTSE NAREIT Equity Index	$100.00	$137.13	$180.44	$202.38	$273.34	$230.45

Shareholder Information

As of February 15, 2008, there were 112 record holders of the Company’s common shares of beneficial interest, including shares held in “street name” by nominees who are record holders, and approximately 23,900 beneficial holders.

Distribution Information

For 2007, the Company paid $1.95 per common share in distributions of which $1.78 was recognized as 2007 distributions for tax purposes. Of the $1.78, 93.2% represented ordinary income, and 6.8% represented return of capital, for tax purposes. These distributions were paid monthly to the Company’s common shareholders and common unitholders at a level of $0.14 and $0.17 per common share and limited partnership common unit for the months of January 2007 through March 2007, and April 2007 through December 2007, respectively.

For 2006, the Company paid $1.56 per common share in distributions, of which 52.3% represented ordinary income, 20.7% represented capital gain and 27.0% represented Unrecaptured Section 1250 Gain for tax purposes. These distributions were paid monthly to the Company’s common shareholders and common unitholders at a level of $0.10 and $0.14 per common share and limited partnership common unit for the months of January 2006 through March 2006, and April 2006 through December 2006, respectively.

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

Operating Partnership Units and Recent Sales of Unregistered Securities

The Operating Partnership issued 3,181,723 common units of limited partnership interest on April 24, 1998 (inception), in conjunction with the initial public offering. The following is a summary of common unit activity since inception:

Common units issued at initial public offering	3,181,723
Common units redeemed to common shares of beneficial interest:
1999-2004	(2,815,300)
2005	(240,000)
2006	(109,560)
2007	—
Common units issued:
2000	16,667
2006	70,000

Common units outstanding at December 31, 2007	103,530

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

On August 31, 2005, in connection with the Company’s acquisition of the Westin Copley Place in Boston, Massachusetts, and as part of the consideration for the hotel acquisition, the Operating Partnership issued 2,348,888 Series C Preferred Units of limited partnership interest designated as the “7.25% Series C Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit).” The issuance of the Series C Preferred Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933. The Company relied on the exemption based on representations given by the seller receiving the units. A holder of Series C Preferred Units receives an annual preferred distribution of 7.25% of the $25.00 per unit liquidation value, or $1.8125 per unit.

On November 17, 2006, in connection with the Company’s acquisition of the Gild Hall (formerly Holiday Inn Manhattan Wall Street District), and as part of the consideration for the hotel acquisition, the Operating Partnership issued 1,098,348 Series F Preferred Units of limited partnership interest designated as the “Floating Rate Series F Cumulative Redeemable Preferred Units” with a liquidation preference $25.00 per unit. The issuance of the Series F Preferred Units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933. The Company relied on the exemption based on representations given by the seller receiving the units. A holder of Series F Preferred Units receives an annual preferred distribution based upon a floating rate multiplied by the liquidation value per unit.

Item 6.	Selected Financial Data

The following tables set forth selected historical operating and financial data for the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from the historical financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual report on Form 10-K.

LASALLE HOTEL PROPERTIES

Selected Historical Operating and Financial Data

(Unaudited, dollars in thousands, except share data)

	For the year ended December 31,
	2007	2006	2005	2004	2003
Operating Data:
Revenues:
Hotel operating revenues	$629,603	$563,002	$341,474	$235,236	$142,191
Participating lease revenue	27,193	25,401	21,527	18,635	21,284
Other income	5,637	6,050	862	187	915

Total revenues	662,433	594,453	363,863	254,058	164,390
Expenses:
Hotel operating expenses	400,487	365,747	232,938	165,815	104,185
Depreciation and amortization	92,338	77,019	46,790	36,775	29,292
Real estate taxes, personal property taxes and insurance	32,562	27,212	13,828	10,029	7,464
Ground rent	6,964	6,433	3,986	3,493	3,561
General and administrative	13,574	12,403	10,216	8,342	7,276
Impairment of investment in hotel property	—	—	—	—	2,453
Lease termination expense	—	800	1,000	850	10
Other expenses	2,966	3,010	185	632	251

Total operating expenses	548,891	492,624	308,943	225,936	154,492
Operating income	113,542	101,829	54,920	28,122	9,898
Interest income	1,386	1,875	748	368	365
Interest expense	(46,289)	(42,408)	(24,351)	(15,345)	(15,049)

Income (loss) before income tax benefit, minority interest, equity in earnings of joint venture and discontinued operations	68,639	61,296	31,317	13,145	(4,786)
Income tax (expense) benefit	(3,075)	277	1,979	3,499	5,410
Minority interest of common units in Operating Partnership	(248)	(137)	(274)	(265)	(20)
Minority interest of preferred units in Operating Partnership	(6,120)	(4,485)	(1,419)	—	—
Equity in earnings of joint venture	27	38,420	753	853	304

Income from continuing operations	59,223	95,371	32,356	17,232	908
Net income from discontinued operations	30,532	3,689	3,040	5,991	37,933

Net income	89,755	99,060	35,396	23,223	38,841
Distributions to preferred shareholders	(24,344)	(25,604)	(14,629)	(12,532)	(10,805)
Issuance costs of redeemed preferred shares	(3,868)	—	—	—	—

Net income applicable to common shareholders	$61,543	$73,456	$20,767	$10,691	$28,036

Net income (loss) from continuing operations applicable to common shareholders per common share:
basic (after dividends paid on unvested restricted shares)	$0.77	$1.77	$0.57	$0.17	$(0.50)

diluted (before dividends paid on unvested restricted shares)	$0.77	$1.76	$0.57	$0.17	$(0.48)

Net income applicable to common shareholders per common share:
basic (after dividends paid on unvested restricted shares)	$1.53	$1.86	$0.67	$0.39	$1.39

diluted (before dividends paid on unvested restricted shares)	$1.53	$1.85	$0.67	$0.39	$1.37

Weighted average number of common shares outstanding:
basic	39,852,182	39,356,881	30,637,644	26,740,506	20,030,723
diluted	40,113,388	39,667,917	31,104,290	27,376,934	20,487,406

	For the year ended December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Investment in hotel properties, net	$1,885,423	$1,932,141	$1,392,344	$739,733	$595,976
Total assets	2,111,320	2,151,451	1,499,468	859,596	707,904
Borrowings under credit facilities	70,416	—	30,655	—	—
Bonds payable	42,500	42,500	42,500	42,500	42,500
Mortgage loans, including loan premiums	762,904	767,477	489,660	211,810	187,157
Minority interest of common units in Operating Partnership	747	3,686	2,597	4,554	5,721
Minority interest of preferred units in Operating Partnership	87,652	87,428	59,739	—	—
Preferred shares, liquidation preference	294,250	394,048	206,548	127,298	127,298
Total shareholders’ equity	1,038,136	1,145,066	811,082	554,074	436,853

	For the year ended December 31,
	2007	2006	2005	2004	2003
Other Data:
Funds from operations (1)	$123,442	$114,151	$70,451	$48,448	$26,844
Earnings before interest, taxes, depreciation, and amortization (1)	$237,808	$225,179	$109,864	$76,333	$87,282
Cash provided by operating activities	168,228	156,842	84,754	55,084	41,194
Cash used in investing activities	(60,709)	(546,824)	(411,953)	(172,468)	(52,709)
Cash (used in) provided by financing activities	(144,495)	442,855	305,250	114,725	39,755
Cash dividends declared per common share	$1.95	$1.56	$1.08	$0.90	$0.84

(1)	See “Non-GAAP Financial Measures” below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed description and reconciliation of funds from operations and earnings before interest, taxes, depreciation and amortization to net income applicable to common shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

2007 was an excellent year for the Company. We achieved record funds from operations (“FFO”) per diluted share and earnings before interest, taxes, depreciation and amortization (“EBITDA”) per diluted share, increased our common dividend and implemented and managed the largest redevelopment and repositioning program in our Company’s history. However, in the latter months of the year, the U.S economy weakened from a falling housing market and resulting credit crunch. Since the lodging business typically lags the overall economy, the industry did not experience a material impact in 2007. In fact, lodging trends were healthy for the year with supply and demand roughly in balance and strong pricing power across the industry.

For 2007, the Company had net income applicable to common shareholders of $61.5 million, or $1.53 per diluted share. FFO was $123.4 million, or $3.07 per diluted share/unit and EBITDA was $237.8 million. RevPAR was $148.58. We consider RevPAR and EBITDA to be key measures of the performance of the individual hotels. RevPAR for the total portfolio increased 5.4% for 2007. The RevPAR increase is primarily attributable to an Average Daily Rate (“ADR”) increase of 4.7% to $200.78, while occupancy throughout the portfolio improved by 0.7% to 74.0%. The Company’s EBITDA increased 5.6% due to strong pricing power, increased demand and aggressive asset management. The Company’s hotel portfolio EBITDA increased 8.3% to $217.6 million due to higher ADR, improved occupancy, cost containment and energy saving initiatives. However, RevPAR, FFO and EBITDA were negatively impacted in 2007 due to construction and rooms out of service from our extensive redevelopment and repositioning program.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has utilized the information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. For example, included in the accompanying consolidated financial statements is an estimated lease termination expense of zero, $0.8 million, and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to the Company’s litigation with Meridien (see Item 3. Legal Proceedings). Additionally, included in the accompanying consolidated financial statements is an estimated liability of $1.6 million related to the Company’s litigation with Meridien (see Item 3. Legal Proceedings), an estimated allowance for doubtful accounts of $0.7 million and an estimated deferred tax asset of $15.1 million as of December 31, 2007. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

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

Revenue Recognition

For properties leased to third-party lessees, the Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective participating leases. Base rent and participating rent are recognized based on quarterly thresholds, pursuant to the lease agreements. As of December 31, 2007, the Company leased two of its properties, Le Montrose Suite Hotel and San Diego Paradise Point Resort, to third parties. For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations. As of December 31, 2007, 29 of the 31 hotels in which the Company owned an interest were leased to LHL.

For the Lansdowne Resort, the Company defers golf membership initiation fees and social membership initiation fees and recognizes revenue over the average expected life of an active membership (currently six years)

on a straight-line basis. Golf membership, social membership, health club and executive club annual dues are recognized as earned throughout the membership year.

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price of asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment, assumed debt, and intangible assets. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, 7 years for land improvements, 20 years for golf course land improvements, 20 years for pool assets, and 3 to 5 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

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

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

The travel industry and the lodging business improved during 2007. On a year-over-year basis, overall industry demand was up 1.2% in 2007 and supply growth was up 1.4% for the same period, with average daily rate (“ADR”) increasing an impressive 5.9%. Pricing power was strong in 2007, with almost every major market and price segment in the United States showing ADR and room revenue per available room (“RevPAR”) increases. Urban market RevPAR increased 8.6% primarily from increased business transient travel and group travel in 2007, while leisure was healthy but not as strong. Leisure softness was likely from weakness in the housing market, a slowing economy and high gas prices. Hotel occupancy, ADR, operating revenues and operating expenses for our portfolio were significantly impacted in 2007 due to business displacement from renovations and repositionings at approximately half of the portfolio. However, these renovations and repositionings should benefit the performance of the Company for the next 3 to 4 years.

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (29 hotels as of December 31, 2007), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking, and other ancillary revenues) increased $66.6 million from $563.0 million in 2006 to $629.6 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$13.4 million increase from Hotel Solamar, which was purchased in August 2006;

•	$9.3 million increase from Gild Hall (formerly Holiday Inn Manhattan Wall Street District), which was purchased in November 2006;

•	$7.6 million increase from Hotel Amarano Burbank (formerly The Graciela Burbank), which was purchased in December 2006;

•	$7.3 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$2.1 million increase from Alexis Hotel, which was purchased in June 2006;

•	$2.0 million increase from Le Parc Suite Hotel, which was purchased in January 2006; and

•	No increase from Hotel Sax Chicago (formerly House of Blues Hotel), which was purchased in March 2006, primarily due to an extensive renovation that took place at the hotel during 2007.

The remaining increase of $24.9 million is attributable to a $19.7 million increase in room revenue, $3.2 million increase in food and beverage revenue, $2.0 million increase in golf and other ancillary revenue from the remaining hotels leased to LHL. The increase in room revenue was a result of an increase in RevPAR which was primarily attributable to an increase in ADR at the remaining hotels.

Participating lease revenue

Participating lease revenue from hotels leased to third-party lessees (two hotels as of December 31, 2007) increased $1.8 million from $25.4 million in 2006 to $27.2 million in 2007. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. An increase of $0.9 million is from San Diego Paradise Point Resort primarily due to a 3.1% increase in RevPAR in 2007. The remaining increase of $0.9 million is due to a 16.7% increase in RevPAR in 2007 at LeMontrose Suite Hotel.

Other income

Other income decreased $0.5 million from $6.1 million in 2006 to $5.6 million in 2007. This is primarily due to the $1.1 million gain on termination of the interest rate swap recorded in 2006 related to the Indianapolis Marriott Downtown, partially offset by a $0.6 million increase in income from retail leases at the Alexis Hotel and the Hotel Sax Chicago (formerly House of Blues Hotel) in 2007.

Hotel operating expenses

Hotel operating expenses increased approximately $34.8 million from $365.7 million in 2006 to $400.5 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$8.1 million increase from Hotel Solamar, which was purchased in August 2006;

•	$5.1 million increase from Gild Hall (formerly Holiday Inn Manhattan Wall Street District), which was purchased in November 2006;

•	$4.4 million increase from Hotel Amarano Burbank (formerly The Graciela Burbank), which was purchased in December 2006;

•	$3.7 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$2.5 million increase from Alexis Hotel, which was purchased in June 2006;

•	$2.1 million increase from Hotel Sax Chicago (formerly House of Blues Hotel), which was purchased in March 2006; and

•	$0.5 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

The remaining increase of $8.4 million is due to increases in payroll and related employee costs and benefits, sales and marketing, franchise and management fees, and property maintenance expenses at the remaining hotels.

Depreciation and amortization

Depreciation and amortization expense increased $15.3 million from $77.0 million in 2006 to $92.3 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$2.3 million increase from Hotel Sax Chicago (formerly House of Blues Hotel), which was purchased in March 2006;

•	$2.2 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$2.1 million increase from Hotel Solamar, which was purchased in August 2006;

•	$1.3 million increase from Gild Hall (formerly Holiday Inn Manhattan Wall Street District), which was purchased in November 2006;

•	$1.0 million increase from Alexis Hotel, which was purchased in June 2006;

•	$1.0 million increase from Hotel Amarano Burbank (formerly The Graciela Burbank), which was purchased in December 2006; and

•	$0.3 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

The remaining change is an increase of $5.1 million related to building improvements and purchases of furniture, fixtures and equipment at the remaining hotels during 2007 and 2006.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expense increased $5.9 million from $33.6 million in 2006 to $39.5 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.1 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$1.0 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.6 million increase from Gild Hall (formerly Holiday Inn Manhattan Wall Street District), which was purchased in November 2006;

•	$0.4 million increase from Hotel Amarano Burbank (formerly The Graciela Burbank), which was purchased in December 2006;

•	$0.2 million increase from Alexis Hotel, which was purchased in June 2006;

•	$0.1 million increase from Le Parc Suite Hotel, which was purchased in January 2006; and

•

No increase from Hotel Sax Chicago (formerly House of Blues Hotel), which was purchased in March 2006, due to a reduction to real estate tax expense in 2007 as a result of actual 2006 real estate taxes being less than estimated.

The remaining increase of $2.5 million is a result of an increase in real estate taxes offset by decrease in insurance premiums and personal property taxes at the remaining hotels.

General and administrative expenses

General and administrative expense increased $1.2 million from $12.4 million in 2006 to $13.6 million in 2007 primarily as a result of increases in compensation costs and other consulting fees.

Interest expense

Interest expense increased $3.9 million from $42.4 million in 2006 to $46.3 million in 2007 due to an increase in the Company’s weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate and an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $741.0 million in 2006 to $842.0 million in 2007, which includes increases from:

•	assumption of the mortgage and additional borrowing to purchase the Le Parc Suite Hotel in January 2006;

•	additional borrowing to purchase the Hotel Sax Chicago (formerly House of Blues Hotel) in March 2006;

•	additional borrowing to purchase the Westin Michigan Avenue in March 2006;

•	additional borrowing to purchase the Hotel Solamar in August 2006;

•	assumption of the mortgage and additional borrowings to purchase the Gild Hall (formerly Holiday Inn Manhattan Wall Street District) in November 2006;

•	redemption of the Series A Preferred Shares in March 2007; and

•	additional borrowings under the Company’s credit facility to finance other capital improvements during 2007.

The above borrowings were offset by paydowns on outstanding debt from proceeds from:

•	a February 2006 common share offering;

•	a February 2006 preferred share offering;

•	a November 2006 preferred share offering;

•	the sale of LaGuardia in January 2007; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations decreased from 5.3% in 2006 to 5.2% in 2007. Capitalized interest increased by $1.6 million from $2.6 million in 2006 to $4.2 million in 2007, primarily due to the closing and the ongoing renovations at the Donovan House (formerly Washington Grande Hotel).

Income taxes

Income tax expense increased $3.4 million from an income tax benefit of $0.4 million in 2006 to an income tax expense of $3.0 million in 2007. For 2007, the REIT incurred state and local income tax expense of $0.9 million. LHL’s income before income tax expense increased $1.0 million from income of $3.5 million in 2006 to income of $4.5 million in 2007. Accordingly, in 2007, LHL recorded a current federal income tax expense of $0.1 million and a deferred federal income tax expense of $1.6 million (using an estimated tax rate of 30.8%). Also, in 2007, LHL recorded a current state and local tax expense of $0.3 million and a deferred state and local tax expense of $0.1 million (using an estimated tax rate of 8.2%). The following table summarizes the change in income tax expense (benefit) (dollars in thousands):

	For the year ended December 31,
	2007	2006
REIT state and local tax expense (benefit)	$913	$(1,539)
LHL federal, state and local tax expense	2,093	1,138

Total tax expense (benefit)	3,006	(401)
Less: LHL federal, state and local tax benefit related to discontinued operations	69	124

Total tax expense (benefit) from continuing operations	$3,075	$(277)

As of December 31, 2007, the Company had a deferred tax asset of $15.1 million primarily due to past years’ tax net operating losses. These loss carryforwards will expire in 2022 through 2027 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

Minority interest

Minority interest of common units in the Operating Partnership represents the common units limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to the common units minority interest based on the weighted average percentage ownership throughout the year. At December 31, 2007, the limited partners held 0.3% of the common units of the Operating Partnership. The following table summarizes the change in the common units minority interest (dollars in thousands):

	For the year ended December 31,
	2007	2006
Operating Partnership net income before common units minority interest	$96,594	$105,326
Weighted average common units minority interest percentage	0.258%	0.135%

Common units minority interest allocation	249	142
Less: minority interest allocation related to discontinued operations	(1)	(5)

Total allocation of minority interest to continuing operations	$248	$137

Distributions on preferred units increased from $4.5 million in 2006 to $6.1 million in 2007 as a result of the Preferred F Units issued in 2006 being outstanding for a full year in 2007.

Discontinued operations

Net income from discontinued operations increased $26.8 million from $3.7 million in 2006 to $30.5 million in 2007. Net income from discontinued operations is a result of the sale of the LaGuardia Airport Marriott (“LaGuardia”) in January 2007. The following table summarizes net income from discontinued operations for 2007 and 2006 (dollars in thousands):

	For the year ended December 31,
	2007	2006
Net lease income from LaGuardia	$240	$3,868
Net operating loss from LaGuardia	(177)	(298)
Gain on sale of LaGuardia	30,401	—
Minority interest expense related to LaGuardia	(1)	(5)
Income tax benefit related to LaGuardia	69	124

Net income from discontinued operations	$30,532	$3,689

Distributions to preferred shareholders

Distributions to preferred shareholders decreased $1.3 million from $25.6 million in 2006 to $24.3 million in 2007. The decrease was due to an $8.4 million decrease related to a partial year of distributions on the Series A Preferred Shares all of which were redeemed in March 2007, offset by an increase of $7.1 million due to a full year of distributions of the Series E and G Preferred Shares which were issued in 2006.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

The economy, the travel industry and the lodging business all improved during 2006. On a year-over-year basis, overall industry demand for hotel rooms outpaced supply growth with demand up 1.1% in 2006 and supply up only 0.6% for the same period. These positive lodging industry fundamentals led to increases in average daily rates. Pricing power was even stronger in 2006 than in 2005, with more major markets around the

United States participating due to higher occupancy levels. It was the fourth year in the lodging industry’s recovery and was the third year in a row of meaningful increases in RevPAR following the down years of 2001 and 2002. Business transient travel and group travel were particularly strong in 2006, while leisure was healthy but not as strong. Leisure weakness was likely from a slowing economy and high gas prices primarily in the second and third quarters. Group business continued to recover, with overall group volumes and food and beverage contributions up in 2006. International visitation was up for the third year in a row, benefiting international gateway markets in the U.S., including New York, Boston, San Francisco, Los Angeles and Seattle.

Hotel operating revenues

Hotel operating revenues from the hotels leased to LHL (29 hotels as of December 31, 2006 excluding LaGuardia), including room revenue, food and beverage revenue, and other operating department revenue (which includes golf, telephone, parking, retail and other ancillary revenues) increased $221.5 million, from $341.5 million in 2005 to $563.0 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$59.3 million increase from Westin Copley Place, which was purchased in August 2005;

•	$59.3 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$29.8 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$19.9 million increase from Hotel Sax Chicago (formerly House of Blues Hotel), which was purchased in March 2006;

•	$9.2 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$8.8 million increase from Hotel Solamar, which was purchased in August 2006;

•	$5.5 million increase from Hotel Deca, which was purchased in December 2005;

•	$5.5 million increase from Alexis Hotel, which was purchased in June 2006;

•	$3.0 million increase from Onyx Hotel, which was purchased in May 2005;

•	$1.1 million increase from Gild Hall (formerly Holiday Inn Manhattan Wall Street District), which was purchased in November 2006;

•	$0.2 million increase from Donovan House (formerly Washington Grande Hotel), which was purchased in December 2005; and

•	$0.1 million increase from Hotel Amarano Burbank (formerly The Graciela Burbank), which was purchased in December 2006.

The remaining increase of $19.8 million is attributable to a $12.3 million increase in room revenue and $7.5 million increase in food and beverage, golf and other ancillary revenue from the remaining hotels leased to LHL. The increase in room revenue was a result of an increase in RevPAR which was primarily attributable to an increase in ADR at the remaining hotels. The increase in food and beverage, golf, and other ancillary revenue at the remaining hotels was a result of increased occupancy and golf activity.

Participating lease revenue

Participating lease revenue from hotels leased to third-party lessees (two hotels during 2006 and 2005) increased $3.9 million from $21.5 million in 2005 to $25.4 million in 2006. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. An increase of $2.8 million is from San Diego Paradise Point Resort primarily due to a 14.2% increase in RevPAR in 2006. The remaining increase of $1.1 million is due to a 24.6% increase in RevPAR in 2006 at LeMontrose Suite Hotel.

Other income

Other income increased $5.2 million from $0.9 million in 2005 to $6.1 million in 2006. This increase is primarily due to income from the retail leases at Hotel Sax Chicago (formerly House of Blues Hotel) and Alexis Hotel, and the gain on termination of the interest rate swap.

Hotel operating expenses

Hotel operating expenses increased $132.8 million from $232.9 million in 2005 to $365.7 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$39.2 million increase from Westin Copley Place, which was purchased in August 2005;

•	$34.1 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$20.5 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$10.4 million increase from Hotel Sax Chicago (formerly House of Blues Hotel), which was purchased in March 2006;

•	$5.2 million increase from Hotel Solamar, which was purchased in August 2006;

•	$4.7 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$3.7 million increase from Alexis Hotel, which was purchased in June 2006;

•	$2.7 million increase from Hotel Deca, which was purchased in December 2005;

•	$1.9 million increase from Onyx Hotel, which was purchased in May 2005;

•	$0.6 million increase from Gild Hall (formerly Holiday Inn Manhattan Wall Street District), which was purchased in November 2006;

•	$0.4 million increase from Donovan House (formerly Washington Grande Hotel), which was purchased in December 2005; and

•	$0.1 million increase from Hotel Amarano Burbank (formerly The Graciela Burbank), which was purchased in December 2006.

The remaining increase of $9.3 million, is a result of higher occupancies which in turn increase service costs at the remaining hotels as well as above-inflation increases in payroll and related employee costs and benefits, sales and marketing, franchise and management fees, property maintenance expenses, and energy costs at the remaining hotels.

Depreciation and amortization

Depreciation and amortization expense increased $30.2 million from $46.8 million in 2005 to $77.0 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$8.9 million increase from Westin Copley Place, which was purchased in August 2005;

•	$7.4 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$3.1 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$2.6 million increase from Hotel Sax Chicago (formerly House of Blues Hotel), which was purchased in March 2006;

•	$1.5 million increase from Hotel Solamar, which was purchased in August 2006;

•	$1.3 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$0.7 million increase from Hotel Deca, which was purchased in December 2005;

•	$0.6 million increase from Alexis Hotel, which was purchased in June 2006;

•	$0.2 million increase from Onyx Hotel, which was purchased in May 2005; and

•	$0.2 million increase from Gild Hall (formerly Holiday Inn Manhattan Wall Street District), which was purchased in November 2006.

The remaining change is an increase of $3.7 million related to building improvements and purchases of furniture, fixtures and equipment at the remaining hotels during 2006 and 2005.

Real estate taxes, personal property taxes, insurance and ground rent

Real estate taxes, personal property taxes, insurance and ground rent expense increased $15.8 million from $17.8 million in 2005 to $33.6 million in 2006. This increase includes amounts that are not comparable year-over-year as follows:

•	$4.2 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$3.3 million increase from Hilton San Diego Resort, which was purchased in December 2005;

•	$3.1 million increase from Westin Copley Place, which was purchased in August 2005;

•	$2.4 million increase from Hotel Sax Chicago (formerly House of Blues Hotel), which was purchased in March 2006;

•	$0.7 million increase from Le Parc Suite Hotel, which was purchased in January 2006;

•	$0.6 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.2 million increase from Onyx Hotel, which was purchased in May 2005;

•	$0.2 million increase from Hotel Deca, which was purchased in December 2005;

•	$0.1 million increase from Alexis Hotel, which was purchased in June 2006; and

•	$0.1 million increase from Gild Hall (formerly Holiday Inn Manhattan Wall Street District), which was purchased in November 2006.

The remaining increase of $0.9 million, is a result of an increase in personal property taxes, insurance premiums and ground rent at the remaining hotels. Real estate taxes generally increased; however, these were partly offset by reductions in assessments due to appeals.

General and administrative expenses

General and administrative expense increased $2.2 million from $10.2 million in 2005 to $12.4 million in 2006 primarily as a result of increases in payroll related expenses, amortization of long-term equity awards, director fees, audit fees, tax fees, and other professional fees.

Interest expense

Interest expense increased $18.0 million from $24.4 million in 2005 to $42.4 million in 2006 due to an increase in the Company’s weighted average debt outstanding, and an increase in the weighted average interest rate, partly offset by an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $435.0 million in 2005 to $741.0 million in 2006, which includes increases from:

•	assumption of the mortgage and additional borrowing to purchase the Westin Copley Place in August 2005;

•	assumption of the mortgage and additional borrowing to purchase the Hotel Deca in December 2005;

•	additional borrowing to purchase the Hilton San Diego Resort in December 2005;

•	additional borrowing to purchase the Donovan House (formerly Washington Grande Hotel) in December 2005;

•	assumption of the mortgage and additional borrowing to purchase the Le Parc Suite Hotel in January 2006;

•	additional borrowing to purchase the Hotel Sax Chicago (formerly House of Blues Hotel) in March 2006;

•	additional borrowing to purchase the Westin Michigan Avenue in March 2006;

•	additional borrowing to purchase the Hotel Solamar in August 2006;

•	assumption of the mortgage and additional borrowings to purchase the Gild Hall (formerly Holiday Inn Manhattan Wall Street District) in November 2006; and

•	additional borrowings under the Company’s credit facility to finance other capital improvements during 2006.

The above borrowings were offset by paydowns on outstanding debt from proceeds from:

•	an August 2005 preferred share offering;

•	an October 2005 common share offering;

•	a December 2005 common share offering;

•	a February 2006 common share offering;

•	a February 2006 preferred share offering;

•	a November 2006 preferred share offering; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations increased from 4.9% in 2005 to 5.3% in 2006. Capitalized interest increased by $1.4 million from $1.2 million in 2005 to $2.6 million in 2006, primarily due to the closing and the ongoing renovations at the Donovan House (formerly Washington Grande Hotel).

Income taxes

Income tax benefit decreased $1.7 million from $2.1 million in 2005 to $0.4 million in 2006. For 2006, the REIT realized state and local income tax benefit of $1.5 million (including $1.7 million from state and local income tax refunds and adjustments). LHL’s net income before income tax expense increased $12.3 million from a net loss of $8.8 million in 2005 to a net income of $3.5 million in 2006. Accordingly, in 2006, LHL recorded a deferred federal income tax expense of $1.1 million (using an estimated tax rate of 30.8%) and a deferred state and local tax expense of $0.4 million (using an estimated tax rate of 10.7%). The total federal, state, and local deferred tax expenses is offset by LHL’s current state and local tax benefit of $0.4 million. The following table summarizes the change in income tax (benefit) expense (dollars in thousands):

	For the year ended December 31,
	2006	2005
REIT state and local tax (benefit) expense	$(1,539)	$1,469
LHL federal, state and local tax expense (benefit)	1,138	(3,611)

Total tax benefit	(401)	(2,142)
Less: LHL federal, state and local tax benefit related to discontinued operations	124	163

Total tax benefit from continuing operations	$(277)	$(1,979)

As of December 31, 2006, the Company had a deferred tax asset of $16.7 million primarily due to past years’ tax net operating losses. These loss carryforwards will expire in 2021 through 2025 if not utilized by then. Management believes that it is more likely than not that this deferred tax asset will be realized and has determined that no valuation allowance is required.

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

	For the year ended December 31,
	2006	2005
Operating Partnership net income before common units minority interest	$105,326	$35,696
Weighted average common units minority interest percentage	0.135%	0.840%

Common units minority interest allocation	142	300
Less: minority interest allocation related to discontinued operations	(5)	(26)

Total allocation of minority interest to continuing operations	$137	$274

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The increase in preferred distributions from $1.4 million in 2005 to $4.5 million in 2006 is a result of the Preferred C Units which were outstanding for a full year in 2006 and the Preferred F Units which were issued on November 17, 2006.

Discontinued operations

Net income from discontinued operations increased $0.7 million from $3.0 million in 2005 to $3.7 million in 2006. Net income from discontinued operations is primarily a result of the sale of LaGuardia in January 2007. Also included in 2005 are residual costs related to Omaha Marriott (“Omaha”) which was sold in September 2004. The following table summarizes net income from discontinued operations for 2006 and 2005 (dollars in thousands):

	For the year ended December 31,
	2006	2005
Net lease income from LaGuardia	$3,868	$3,296
Net operating loss from LaGuardia and Omaha	(298)	(393)
Minority interest expense related to LaGuardia	(5)	(26)
Income tax benefit related to LaGuardia and Omaha	124	163

Net income from discontinued operation	$3,689	$3,040

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

The following is a reconciliation between net income applicable to common shareholders and FFO for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	For the year ended December 31,
	2007	2006	2005
Funds From Operations (FFO):
Net income applicable to common shareholders	$61,543	$73,456	$20,767
Depreciation	91,560	78,280	48,494
Equity in depreciation of joint venture	—	178	811
Amortization of deferred lease costs	491	497	79
Minority interest:
Minority interest of common units in Operating Partnership	248	137	274
Minority interest in discontinued operations	1	5	26
Less: Equity in gain on sale of property	(30,401)	(38,402)	—

FFO	$123,442	$114,151	$70,451

Weighted average number of common shares and units outstanding:
Basic	39,955,712	39,409,631	30,896,022
Diluted	40,216,918	39,720,667	31,362,668

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	For the year ending December 31,
	2007	2006	2005
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$61,543	$73,456	$20,767
Interest	46,289	42,409	24,354
Equity in interest expense of joint venture	—	317	787
Income tax expense (benefit):
Income tax expense (benefit)	3,075	(277)	(1,979)
Income tax (benefit) from discontinued operations	(69)	(124)	(163)
Depreciation and other amortization	92,389	78,966	48,850
Equity in depreciation/amortization of joint venture	—	201	900
Minority interest:
Minority interest of common units in Operating Partnership	248	137	274
Minority interest of preferred units in Operating Partnership	6,120	4,485	1,419
Minority interest in discontinued operations	1	5	26
Distributions to preferred shareholders	28,212	25,604	14,629

EBITDA	$237,808	$225,179	$109,864

The Hotels

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the years ended December 31, 2007 and 2006, respectively.

	Year ended December 31,
	2007	2006	Variance
Total Portfolio
Occupancy	74.0%	73.5%	0.7%
ADR	$200.78	$191.74	4.7%
RevPAR	$148.58	$140.91	5.4%

Off-Balance Sheet Arrangements

Tax Indemnification Agreement

Pursuant to the acquisition of the Westin Copley Place, the Company entered into a Tax Reporting and Protection Agreement (the “Tax Agreement”) with Transwest Copley Square LLC (formerly SCG Copley Square LLC). Under the Tax Agreement, the Company is required, among other things, to indemnify Transwest Copley Square LLC (and its affiliates) for certain income tax liabilities that such entities would incur if the Westin Copley Place was transferred by the Company in a taxable transaction or if the Company fails to maintain a certain level of indebtedness with respect to the Westin Copley Place or its operations. The obligations of the Company under the Tax Protection Agreement (i) do not apply in the case of a foreclosure of the Westin Copley Place, if certain specified requirements are met, (ii) are limited to $20.0 million (although a limitation of $10.0 million is applicable to certain specified transactions), and (iii) terminates on the earlier of the tenth anniversary of the Company’s acquisition of the Westin Copley Place or January 1, 2016. The Company believes that the likelihood that the Company will be required to pay under this Tax Agreement is remote, and therefore, a liability has not been recorded.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of December 31, 2007, $3.6 million was available in restricted cash reserves for future capital expenditures.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of operating cash flow from hotels leased by LHL and the Operating Partnership’s cash flow from the participating leases with third parties. The Company’s senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions. There are currently no other contractual or other arrangements limiting payment of distributions by the Operating Partnership. Similarly, LHL is a wholly-owned subsidiary of the Operating Partnership. Payments to the Operating Partnership are required pursuant to the terms of the lease agreements between LHL and the Operating Partnership relating to the properties owned by the Operating Partnership and leased by LHL. Except for the security deposits required under the participating leases for the two hotels not leased by LHL, the lessees’ obligations under the participating leases are unsecured and the lessees’ abilities to make rent payments to the Operating Partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, are dependent on the lessees’ abilities to generate sufficient cash flow from the operations of the hotels.

In addition, cash flow from hotel operations is subject to all operating risks common to the hotel industry. These risks include:

•	competition for guests and meetings from other hotels, including competition from internet wholesalers and distributors;

•	increases in operating costs including wages, benefits, insurance, property taxes and energy due to inflation and other factors, which may not be offset in the future by increases in room rates;

•	labor strikes, disruptions or lockouts that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares, and other expenses related to travel, which may deter traveling;

•	terrorism, terrorism alerts and warnings and military actions such as the war in Iraq, pandemics or other medical events which may cause decreases in business and leisure travel; and

•	adverse affects of weak national, regional and local economic conditions.

These factors could adversely affect the ability of the hotel operators to generate revenues which could adversely affect the lessees of the Company’s hotels and their ability to make rental payments to the Company pursuant to the participating leases and ultimately impact the Company’s liquidity.

Properties Leased to LHL

Effective January 1, 2001, LHL became a wholly-owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code. LHL currently leases the following 29 hotels owned by the Company:

•     Seaview Resort and Spa

•     Harborside Hyatt Conference Center & Hotel

•     Hotel Viking

•     Topaz Hotel

•     Hotel Rouge

•     Hotel Madera

•     Hotel Helix

•     The Liaison Capitol Hill (formerly Holiday Inn on the Hill)

•     Sheraton Bloomington Hotel Minneapolis South

•     Lansdowne Resort

•     Westin City Center Dallas

•     Hotel George

•     Indianapolis Marriott Downtown

•     Hilton Alexandria Old Town

•     Chaminade Resort and Conference Center

•     Hilton San Diego Gaslamp Quarter

•     The Grafton on Sunset

•     Onyx Hotel

•     Westin Copley Place

•     Hotel Deca

•     Hilton San Diego Resort

•     Donovan House (formerly Washington Grande Hotel)

• Le Parc Suite Hotel • Hotel Sax Chicago (formerly House of Blues Hotel) • Westin Michigan Avenue • Alexis Hotel	• Hotel Solamar • Gild Hall (formerly Holiday Inn Manhattan Wall Street District) • Hotel Amarano Burbank (formerly The Graciela Burbank)

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of December 31, 2007 (dollars in thousands):

		Amount of Commitment Expiration Per Period
Contractual Obligations	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$1,022,102	$82,319	$212,394	$129,246	$598,143
Borrowings under credit facilities (2)	84,349	4,257	8,490	71,602	—
Ground rent (3)	196,781	4,717	9,455	9,483	173,126
Massport bonds (1)	58,373	1,562	3,124	3,124	50,563
Purchase commitments (4)
Purchase orders and letters of commitment	31,099	31,099	—	—	—

Total obligations and commitments	$1,392,704	$123,954	$233,463	$213,455	$821,832

(1)

Amounts include principal and interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt. Interest expense on the variable rate debt is calculated based on the rate at December 31, 2007.

(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rates at December 31, 2007. It is assumed that the outstanding debt at December 31, 2007 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)

As of December 31, 2007, purchase orders and letters of commitment totaling approximately $31.1 million had been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $300.0 million. On January 14, 2008, the Company amended the credit facility to increase the maximum borrowing to $450.0 million. On April 13, 2007, the Company amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions. Borrowings under the facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2007, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2007 and 2006, the weighted average interest rate for borrowings under the senior unsecured credit facility was 6.0% and 7.1%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2007. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $0.4 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company had $56.0 million and zero, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On April 13, 2007, LHL amended the credit facility to extend the credit facility maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2007, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2007 and 2006, the weighted average interest rate for the borrowings under the LHL credit facility was 6.1% and 6.7%, respectively. LHL did not have any Adjusted Base Rate Borrowings outstanding at December 31, 2007. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of an immaterial amount for the years ended December 31, 2007 and 2006. At December 31, 2007 and 2006, LHL had $14.4 million and zero, respectively, of outstanding borrowings under LHL credit facility.

Debt

Debt at December 31, 2007 and December 31, 2006, consisted of the following (in thousands):

	Interest Rate at December 31, 2007	Maturity Date	Balance Outstanding at
Debt			December 31, 2007	December 31, 2006
Credit facilities
Senior Unsecured Credit Facility	Floating (a)	April 2011 (a)	$56,000	$—
LHL Unsecured Credit Facility	Floating (b)	April 2011 (b)	14,416	—

Total borrowings under credit facilities			70,416	—

Massport bonds
Harborside Hyatt Conference Center & Hotel (taxable) (c)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt) (c)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%	May 2008 (d)	14,860	15,295
Gild Hall (Formerly Holiday Inn Manhattan Wall Street District)	Floating (e)	November 2008 (e)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009	39,661	40,744
San Diego Paradise Point Resort	5.25%	February 2009	59,729	61,182
Hilton Alexandria Old Town	4.98%	September 2009	32,032	32,802
Le Montrose Suite Hotel	8.08%	July 2010	13,392	13,629
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	6.28%	August 2014	10,360	10,567
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans			762,314	766,499
Unamortized loan premium (f)			590	978

Total mortgage loans			762,904	767,477

Total debt			$875,820	$809,977

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate plus an applicable margin. At December 31, 2007, the rates applicable to the Company’s outstanding LIBOR borrowings of $29,000 and $27,000 were 6.00% and 5.91%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.
(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. At December 31, 2007, the rate applicable to LHL’s outstanding LIBOR borrowing was 5.90%. LHL has the option to extend the credit facility’s maturity date to April 2012.
(c)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates at December 31, 2007 were 4.95% and 3.49% for the $5,400 and $37,100 bonds, respectively. The interest rates at December 31, 2006 were 5.38% and 4.01% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual letter of credit fee, which has been reduced to 1.10% beginning in February 2008.
(d)	The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.
(e)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates at December 31, 2007 and December 31, 2006 were 5.65% and 6.10%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13 month period.
(f)	Mortgage debt includes unamortized loan premiums for Le Parc Suite Hotel and Hotel Deca of $107 and $483, respectively, as of December 31, 2007, and $428 and $550, respectively, as of December 31, 2006.

Equity Issuances and Redemptions

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

On October 12, 2005, the Company completed an underwritten public offering of 2,200,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $74.3 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund, in part, the Company’s acquisitions of the Hotel Deca, the Hilton San Diego Resort, and the Donovan House (formerly Washington Grande Hotel).

On December 9, 2005, the Company completed an underwritten public offering of 3,450,000 common shares of beneficial interest, par value $0.01 per share. After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $113.4 million. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and to fund, in part, the Company’s acquisitions of the Hotel Deca, the Hilton San Diego Resort, and the Donovan House (formerly Washington Grande Hotel).

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

On March 6, 2007, the Company redeemed all 3,991,900 outstanding Series A Preferred Shares for $99.8 million ($25.00 per share) plus accrued distributions through March 6, 2007 of $1.8 million. The fair value of the

Series A Preferred Shares exceeded the carrying value of the Series A Preferred Shares by $3.9 million which represents the offering costs related to the Series A Preferred Shares. This $3.9 million was deducted from net income to determine net income applicable to common shareholders.

Sources and Uses of Cash

At December 31, 2007, the Company had $26.1 million of cash and cash equivalents and $11.9 million of restricted cash reserves. Additionally, the Company had $230.6 million available under the senior unsecured credit facility and $10.6 million available under the LHL credit facility.

Net cash provided by operating activities was $168.2 million for the year ended December 31, 2007 primarily due to the operations of hotels leased by LHL and participating lease revenues from hotels leased to third parties, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $60.7 million for the year ended December 31, 2007 due to the outflows for improvements and additions at the hotels, purchase of office furniture and equipment and payment of deferred lease fees offset by the proceeds from the sale of LaGuardia Airport Marriott and net proceeds from restricted cash reserves.

Net cash used in financing activities was $144.5 million for the year ended December 31, 2007, comprised of the redemption of the Series A Preferred Shares on March 6, 2007, payment of distributions to the common shareholders and unitholders, payment of distributions to preferred shareholders and unitholders, repayments under credit facilities, mortgage loan repayments, repurchase of treasury shares and payment of deferred financing costs. These uses were offset by borrowings under credit facilities and proceeds from the exercise of share options.

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

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to leases and operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.

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

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2007, approximately 15.2% of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company may utilize derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. The Company did not utilize any derivative financial instruments during 2007.

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

	2008	2009	2010	2011	2012	Thereafter	Total
Fixed Rate Debt	$18,833	$128,434	$13,108	$1,826	$63,554	$516,559	$742,314
Weighted Average Interest	7.5%	6.0%	8.0%	5.9%	5.4%	5.6%	5.7%
Variable Rate Debt	$20,000	$—	$—	$70,416	$—	$42,500	$132,916
Weighted Average Interest	5.6%	—%	—%	5.9%	—%	3.7%	5.2%

Total	$38,833	$128,434	$13,108	$72,242	$63,554	$559,059	$875,230

The table above presents the principal amount of debt maturing each year, including annual amortization of principal, through December 31, 2012 and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2007 and does not reflect indebtedness, if any, incurred after that date. The Company’s ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates.

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of December 31, 2007, approximately $132.9 million of the Company’s aggregate indebtedness (15.2% of total indebtedness) was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.3 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $132.9 million, the balance at December 31, 2007.

Item 8.	Consolidated Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures—The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Trustees.

Based on management’s evaluation as of December 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. KPMG, LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which report is included herein.

Changes in Internal Controls—There was no change to the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”).

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

Included herein at pages F-1 through F-38.

2. Financial Statement Schedules

The following financial statement schedule is included herein at pages F-39 through F-41.

Schedule III—Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

The following exhibits are filed as part of this Annual report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles of amendment and articles supplementary)(1)

3.2	Second Amended and Restated Bylaws of the Registrant

4.1	Form of Common Share of Beneficial Interest(2)

4.2	Common Share Purchase Right dated April 29, 1998 (LaSalle Partners)(3)

4.3	Common Share Purchase Right dated April 29, 1998 (Steinhardt)(3)

4.4	Common Share Purchase Right dated April 29, 1998 (Cargill)(3)

10.1	Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 29, 1998(3)

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002(4)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of September 30, 2003(5)

10.4	Form of Third Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P.(6)

10.5	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 22, 2005(7)

10.6	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of February 8, 2006(8)

10.7	Form of Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operation Partnership, L.P. (9)

10.8	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of November 17, 2006(10)

10.9	Contribution and Sale Agreement, dated August 12, 2005, by and among LaSalle Hotel Properties, LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Lessee, Inc., W. Copley Boston Corporation, and SCG Copley Square LLC(6)

10.10	Omnibus Contribution Agreement By and Among LaSalle Hotel Operating Partnership, L.P. and the Contributors named herein(2)

10.11	Contribution Agreement (Steinhardt)(2)

10.12	Contribution Agreement (Cargill)(2)

10.13	Contribution Agreement (OLS Visalia)(2)

10.14	Contribution Agreement (OLS Le Montrose)(2)

10.15	Contribution Agreement (Durbin)(2)

10.16	Contribution Agreement (Radisson)(2)

10.17	Form of Management Agreement(2)

10.18	Form of Lease(2)

10.19	Form of Lease with Affiliated Lessees(2)

10.20	Form of Supplemental Representations, Warranties and Indemnity Agreement(2)

10.21	Form of Pledge and Security Agreement(2)

10.22	Subscription Agreement (with registration rights), dated as of May 28, 1998, by WestGroup San Diego Associates, Ltd.(11)

10.23	Lease Agreement, dated as of June 1, 1998, by and between LHO Mission Bay Hotel, L.P. and WestGroup San Diego Associates, Ltd.(11)

10.24	Promissory Note Secured by Leasehold Mortgage in the original principal amount of $210,000,000 made by LHO Backstreets, L.L.C. and dated as of August 30, 2005(12)

10.25	Leasehold Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) by LHO Backstreets, LLC, as Mortgagor, and Mortgage Electronic Registration Systems, Inc., as Mortgagee and dated as of August 30, 2005(12)

10.26	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (LaSalle Partners)(3)

10.27	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Steinhardt)(3)

10.28	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Shares which may be Issued upon Exchange of Operating Partnership Units (Cargill)(3)

10.29	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (LaSalle Partners)(3)

10.30	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Steinhardt)(3)

10.31	Registration Rights Agreement, dated as of April 29, 1998, with respect to Common Share Purchase Rights (Cargill)(3)

10.32	Loan and Trust Agreement, dated as of December 15, 1990, as amended and restated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership, and Shawmut Bank, N.A., as trustee(3)

10.33	Credit Enhancement Agreement, dated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A.(3)

10.34	Form of First Amendment to Lease with Affiliated Lessee(13)

10.35	Form of Second Amendment to Lease with Affiliate Lessee(13)

10.36	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through April 21, 2005(14)*

10.37	Form of Time-Based Restricted Stock Award Agreement(15)*

10.38	Form of Performance-Based Restricted Stock Award Agreement (15)*

10.39	Amended and Restated Severance Agreement between Jon E. Bortz and LaSalle Hotel Properties dated as of June 11, 2007(16)*

10.40	Amended and Restated Severance Agreement between Hans S. Weger and LaSalle Hotel Properties dated as of June 11, 2007(16)*

10.41	Amended and Restated Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties dated as of June 11, 2007(16)*

10.42	Amended and Restated Advisory Agreement and Employee Lease Agreement dated January 1, 2000 between LaSalle Hotel Properties and LaSalle Hotel Advisors, Inc.(17)

10.43	Stock Purchase Agreement dated July 28, 2000 by and among LaSalle Hotel Operating Partnership, L.P. and LaSalle Hotel Co-Investment, Inc., LPI Charities and LaSalle Hotel Properties(18)

10.44	Amended and Restated Senior Unsecured Credit Agreement entered into on June 9, 2005 among Bank of Montreal, Bank of America, N.A., the other lenders named therein and LaSalle Hotel Operating Partnership, L.P.(19)

10.45	Guaranty and Contribution Agreement made as of June 9, 2005 by LaSalle Hotel Properties and certain of its subsidiaries(19)

10.46	Environmental Indemnification Agreement made as of June 9, 2005 by LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties and certain of their subsidiaries(19)

10.47	Second Amendment to Amended and Restated Senior Unsecured Credit Agreement(20)

10.48	Termination and Services Agreement dated December 28, 2000 by and among LaSalle Hotel Properties, and LaSalle Hotel Advisors, Inc. and LaSalle Investment Management, Inc.(18)

12.1	Computation of the Registrant’s Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends(21)

21	List of subsidiaries

23	Consent of KPMG LLP

24.1	Power of Attorney (included in Part IV of this Annual report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensatory plan or agreement.
(1)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2007 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) filed with the SEC on April 2, 1998 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on August 14, 1998 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2002 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Annual report on Form 10-K filed with the SEC on February 23, 2006 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2005 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2005 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2006 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (No. 001-14045) filed with the SEC on June 15, 1998 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2005 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on May 12, 1999 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-125058) filed with the SEC on May 19, 2005 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 18, 2007 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2007 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on August 2, 2000 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Registrant’s Annual report on Form 10-K (No. 001-14045) filed with the SEC on March 27, 2001 and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2005 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2007 and incorporated herein by reference.
(21)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-3ASR (No. 333-131384) initially filed with the SEC on January 30, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: February 21, 2008	BY:	/S/ HANS S. WEGER
Hans S. Weger Executive Vice President, Treasurer and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and trustees of LaSalle Hotel Properties, hereby severally constitute Jon E. Bortz, Michael D. Barnello and Hans S. Weger, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable LaSalle Hotel Properties to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date	Signature

February 21, 2008	/S/ JON E. BORTZ Jon E. Bortz	Chairman, President and Chief Executive Officer (Principal Executive Officer)

February 21, 2008	/S/ DARRYL HARTLEY-LEONARD Darryl Hartley-Leonard	Trustee

February 21, 2008	/S/ KELLY L. KUHN Kelly L. Kuhn	Trustee

February 21, 2008	/S/ WILLIAM S. MCCALMONT William S. McCalmont	Trustee

February 21, 2008	/S/ DONALD S. PERKINS Donald S. Perkins	Trustee

February 21, 2008	/S/ STUART L. SCOTT Stuart L. Scott	Trustee

February 21, 2008	/S/ DONALD A. WASHBURN Donald A. Washburn	Trustee

February 21, 2008	/S/ MICHAEL D. BARNELLO Michael D. Barnello	Chief Operating Officer and Executive Vice President of Acquisitions

February 21, 2008	/S/ HANS S. WEGER Hans S. Weger	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

LASALLE HOTEL PROPERTIES

NEED UPDATE FROM KPMG

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

February 21, 2008

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

LaSalle Hotel Properties:

We have audited LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaSalle Hotel Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, LaSalle Hotel Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaSalle Hotel Properties as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 21, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

February 21, 2008

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31, 2007	December 31, 2006
Assets:
Investment in hotel properties, net (Note 4)	$1,885,423	$1,932,141
Property under development (Note 4)	111,236	60,549
Cash and cash equivalents	26,050	63,026
Restricted cash reserves (Notes 2 and 9)	11,929	18,389
Rent receivable	3,075	2,884
Hotel receivables (net of allowance for doubtful accounts of $722 and $713, respectively)	26,151	24,030
Deferred financing costs, net	3,441	3,733
Deferred tax asset (Note 15)	15,117	16,700
Prepaid expenses and other assets	28,898	29,999

Total assets	$2,111,320	$2,151,451

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 8)	$70,416	$—
Bonds payable (Note 8)	42,500	42,500
Mortgage loans (including unamortized premium of $590 and $978, respectively) (Note 8)	762,904	767,477
Accounts payable and accrued expenses	85,308	81,488
Advance deposits	7,265	6,986
Accrued interest	3,926	3,935
Distributions payable	12,466	12,885

Total liabilities	984,785	915,271
Minority interest of common units in Operating Partnership (redemption value of $3,303 and $4,747, respectively) (Notes 2 and 10)	747	3,686
Minority interest of preferred units in Operating Partnership (redemption value of $86,181) (Notes 2 and 10)	87,652	87,428
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Preferred shares, $.01 par value, (liquidation preference of $294,250 and $394,048, respectively), 40,000,000 and 20,000,000 shares authorized, respectively; 11,770,000 and 15,761,900 shares issued and outstanding, respectively (Note 10)	118	158
Common shares of beneficial interest, $.01 par value, 200,000,000 and 100,000,000 shares authorized, respectively; 40,140,230 and 40,108,169 shares issued and outstanding, respectively (Note 10)	401	401
Additional paid-in capital, net of offering costs of $42,679 and $46,546, respectively	1,128,708	1,219,351
Distributions in excess of retained earnings	(91,091)	(74,844)

Total shareholders’ equity	1,038,136	1,145,066

Total liabilities and shareholders’ equity	$2,111,320	$2,151,451

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2007	2006	2005
Revenues:
Hotel operating revenues:
Room revenue	$410,151	$359,003	$204,495
Food and beverage revenue	171,419	160,083	108,047
Other operating department revenue	48,033	43,916	28,932

Total hotel operating revenues	629,603	563,002	341,474
Participating lease revenue	27,193	25,401	21,527
Other income	5,637	6,050	862

Total revenues	662,433	594,453	363,863

Expenses:
Hotel operating expenses:
Room	90,816	80,656	48,469
Food and beverage	114,888	107,729	72,655
Other direct	21,953	21,800	15,948
Other indirect (Note 14)	172,830	155,562	95,866

Total hotel operating expenses	400,487	365,747	232,938
Depreciation and amortization	92,338	77,019	46,790
Real estate taxes, personal property taxes and insurance	32,562	27,212	13,828
Ground rent (Note 9)	6,964	6,433	3,986
General and administrative	13,574	12,403	10,216
Lease termination expense (Note 9)	—	800	1,000
Other expenses	2,966	3,010	185

Total operating expenses	548,891	492,624	308,943

Operating income	113,542	101,829	54,920
Interest income	1,386	1,875	748
Interest expense	(46,289)	(42,408)	(24,351)

Income before income tax (expense) benefit, minority interest, equity in earnings of joint venture and discontinued operations	68,639	61,296	31,317
Income tax (expense) benefit (Note 15)	(3,075)	277	1,979
Minority interest of common units in Operating Partnership	(248)	(137)	(274)
Minority interest of preferred units in Operating Partnership	(6,120)	(4,485)	(1,419)
Equity in earnings of joint venture (Note 2)	27	38,420	753

Income from continuing operations	59,223	95,371	32,356

Discontinued operations:
Income from operations of properties disposed of, including gain on disposal of assets	30,464	3,570	2,903
Minority interest, net of tax	(1)	(5)	(26)
Income tax benefit	69	124	163

Net income from discontinued operations	30,532	3,689	3,040

Net income	89,755	99,060	35,396
Distributions to preferred shareholders	(24,344)	(25,604)	(14,629)
Issuance costs of redeemed preferred shares	(3,868)	—	—

Net income applicable to common shareholders	$61,543	$73,456	$20,767

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations—Continued

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2007	2006	2005
Earnings per Common Share—Basic:
Income applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.77	$1.77	$0.57
Discontinued operations	0.76	0.09	0.10

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$1.53	$1.86	$0.67

Earnings per Common Share—Diluted:
Income applicable to common shareholders before discontinued operations	$0.77	$1.76	$0.57
Discontinued operations	0.76	0.09	0.10

Net income applicable to common shareholders	$1.53	$1.85	$0.67

Weighted average number of common shares outstanding:
Basic	39,852,182	39,356,881	30,637,644
Diluted	40,113,388	39,667,917	31,104,290

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except per share data)

	Preferred Shares	Treasury Shares	Common Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Compre- hensive Income	Distributions in Excess of Retained Earnings	Total
Balance, December 31, 2004	$51	$—	$299	$615,410	$965	$(62,651)	$554,074
Issuance of shares, net of offering costs	32	1,896	56	266,706	—	(10,154)	258,536
Repurchase of common shares (treasury shares)	—	(1,046)	—	—	—	—	(1,046)
Options exercised	—	75	2	2,678	—	(21)	2,734
Stock rights exercised	—	(1,890)	1	1,889	—	—	—
Unit conversions	—	—	3	7,954	—	—	7,957
Deferred compensation, net	—	965	—	339	—	(42)	1,262
Unrealized gain on interest rate derivatives	—	—	—	—	388	—	388
Distributions on common stock ($1.08 per share)	—	—	—	—	—	(33,590)	(33,590)
Distributions on preferred stock	—	—	—	—	—	(14,629)	(14,629)
Net income	—	—	—	—	—	35,396	35,396

Balance, December 31, 2005	$83	$—	$361	$894,976	$1,353	$(85,691)	$811,082

Issuance of shares, net of offering costs	75	216	37	320,516	—	(26)	320,818
Repurchase of common shares (treasury shares)	—	(1,016)	—	—	—	—	(1,016)
Options exercised	—	67	—	467	—	(50)	484
Unit conversions	—	810	1	1,607	—	(408)	2,010
Deferred compensation, net	—	(77)	2	1,785	—	—	1,710
Unrealized loss on interest rate derivatives	—	—	—	—	(300)	—	(300)
Reclassification of unrealized gain	—	—	—	—	(1,053)	—	(1,053)
Distributions on common stock ($1.56 per share)	—	—	—	—	—	(62,125)	(62,125)
Distributions on preferred stock	—	—	—	—	—	(25,604)	(25,604)
Net income	—	—	—	—	—	99,060	99,060

Balance, December 31, 2006	$158	$—	$401	$1,219,351	$—	$(74,844)	$1,145,066

Issuance of shares, net of offering costs	—	164	—	(13)	—	—	151
Redemption of preferred shares	(40)	—	—	(95,889)	—	(3,868)	(99,797)
Repurchase of common shares (treasury shares)	—	(1,038)	—	—	—	—	(1,038)
Options exercised	—	688	—	(441)	—	—	247
Deferred compensation, net	—	186	—	3,198	—	—	3,384
Reclassification of minority interest	—	—	—	2,986	—	—	2,986
Reclassification of retained earnings	—	—	—	(484)	—	484	—
Distributions on common stock ($1.95 per share)	—	—	—	—	—	(78,274)	(78,274)
Distributions on preferred stock	—	—	—	—	—	(24,344)	(24,344)
Net income	—	—	—	—	—	89,755	89,755

Balance, December 31, 2007	$118	$—	$401	$1,128,708	$—	$(91,091)	$1,038,136

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$89,755	$99,060	$35,396
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and other amortization	92,389	78,966	48,850
Amortization of deferred financing costs and mortgage premiums	990	2,209	1,638
Minority interest in LaSalle Hotel Operating Partnership, L.P.	6,369	4,627	1,719
Gain on sale of property disposed of	(30,401)	—	—
Deferred compensation	3,384	1,710	1,262
Allowance for doubtful accounts	9	(274)	732
Equity in earnings of unconsolidated entities	—	(38,420)	(753)
Changes in assets and liabilities:
Restricted cash reserves, net	187	(2,159)	(1,555)
Rent receivable	(191)	(646)	(711)
Hotel receivables	(2,904)	(4,394)	(4,037)
Deferred tax asset	1,583	1,476	(3,676)
Prepaid expenses and other assets	859	(7,628)	(561)
Accounts payable and accrued expenses	5,810	19,550	5,840
Advance deposits	398	1,361	(740)
Accrued interest	(9)	1,404	1,350

Net cash flow provided by operating activities	168,228	156,842	84,754

Cash flows from investing activities:
Improvements and additions to hotel properties	(134,483)	(65,821)	(53,596)
Acquisition of hotel properties	—	(525,054)	(347,505)
Distributions from joint venture	—	39,398	1,116
Purchase of office furniture and equipment	(631)	(166)	(108)
Restricted cash reserves, net	2,773	4,819	(11,860)
Proceeds from sale of investment in hotel properties	71,632	—	—

Net cash flow used in investing activities	(60,709)	(546,824)	(411,953)

Cash flows from financing activities:
Borrowings under credit facilities, net	261,370	491,721	547,761
Repayments under credit facilities	(190,954)	(522,376)	(517,106)
Proceeds from mortgage loans	—	302,680	59,600
Repayments of mortgage loans	(4,185)	(60,893)	(3,126)
Payment of deferred financing costs	(1,086)	(1,086)	(1,863)
Purchase of treasury shares	(1,038)	(1,016)	(1,046)
Proceeds from exercise of stock options	247	484	2,736
Proceeds from issuance of preferred shares	—	187,500	79,250
Proceeds from issuance of common shares	—	142,884	190,171
Redemption of preferred shares	(99,797)	—	—
Payment of preferred offering costs	—	(4,642)	(2,318)
Payment of common offering costs	—	(5,126)	(2,664)
Distributions-preferred shares/units	(31,870)	(27,225)	(13,498)
Distributions-common shares/units	(77,182)	(60,050)	(32,647)

Net cash flow (used in) provided by financing activities	(144,495)	442,855	305,250

Net change in cash and cash equivalents	(36,976)	52,873	(21,949)
Cash and cash equivalents, beginning of year	63,026	10,153	32,102

Cash and cash equivalents, end of year	$26,050	$63,026	$10,153

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

As of December 31, 2007, the Company owned interests in 31 hotels with approximately 8,500 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 29 of the hotels are leased to the Company’s taxable-REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly-owned subsidiary of LHL. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned 99.7% of the common units of the Operating Partnership at December 31, 2007. The remaining 0.3% is held by limited partners who hold 103,530 limited partnership common units at December 31, 2007. A limited partner owns 2,348,888 Series C Preferred Units of limited interest in the Operating Partnership. In addition, a limited partner owns 1,098,348 Series F Preferred Units of limited interest in the Operating Partnership. See Note 10 for additional disclosures on common and preferred operating partnership units. The hotels are leased under participating leases that provide for rental payments equal to the greater of (i) base rent or (ii) participating rent based on fixed percentages of gross hotel revenues.

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

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. Borrowings under the senior unsecured credit facility, borrowings under LHL’s credit facility, the mortgage loan on Gild Hall (formerly Holiday Inn Manhattan Wall Street District) and the Massachusetts Port Authority Special Project Revenue Bonds bear interest at variable market rates, the carrying values of which approximate market value at December 31, 2007 and 2006. The carrying amounts of the Company’s other debt approximate fair value. Through ongoing analysis, management has determined that the carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price of assets to asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment, assumed debt and intangible assets. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, 7 years for land improvements, 20 years for golf course land improvements, 20 years for pool assets, and 3 to 5 years for furniture, fixtures and equipment. Furniture, fixtures and equipment under capital leases are carried at the present value of the minimum lease payments.

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

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a hotel is considered held for sale when a contract for sale is entered into, a substantial non refundable deposit has been committed by the purchaser, and sale is expected to occur within one year.

Interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the years ended December 31, 2007, 2006 and 2005 was $4,171, $2,589 and $1,178, respectively.

Intangible Assets

The Company has an intangible asset for rights to build in the future at the Lansdowne Resort, which has an indefinite useful life. The Company does not amortize intangible assets with indefinite useful lives. The non-amortizable intangible asset is reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset. The intangible asset for rights to build in the future is included in investment in hotel properties in the accompanying consolidated balance sheets.

Investment in Joint Venture

Investment in joint venture represented the Company’s non-controlling 9.9% equity interest in each of (i) the joint venture that owned the Chicago Marriott Downtown (“Chicago 540 Hotel Venture”) and (ii) Chicago 540 Lessee, Inc., both of which were associated with the Chicago Marriott Downtown. The Company accounted for its investment in joint venture under the equity method of accounting, and received an annual preferred return in addition to its pro rata share of annual cash flow.

Chicago 540 Hotel Venture was subject to a $140,000 mortgage loan secured by the Chicago Marriott Downtown. The mortgage was due to expire in April of 2006. Chicago 540 Hotel Ventures was also subject to a $5,750 Furniture, Fixture and Equipment (“FF&E”) credit facility to be used for partial funding of the FF&E costs related to the property. On February 22, 2006, Chicago 540 Hotel Venture refinanced its existing mortgage and

FF&E credit facility into a new $220,000 mortgage loan. Proceeds from the refinancing in excess of the amounts to pay off the previous loans were distributed to the owners in accordance with the partnership agreement. On March 25, 2006, Chicago 540 Hotel Venture sold the Chicago Marriott Downtown for an aggregate purchase price of $306,000 and recognized a gain on the sale of approximately $152,590. Proceeds from the sale were used to pay off the refinanced mortgage, make a distribution to the owners, and the remaining amount was retained to settle any post closing adjustments. Chicago 540 Hotel Venture incurred interest expense of $3,439 and $8,851 for the years ended December 31, 2006 and 2005, respectively. The Company recognized its share of the gain on sale of $38,402 in March 2006, which is included in equity in earnings of joint venture in the consolidated statements of operations. In June 2007, the Company recognized an additional $27 related to final settlements of joint venture activity, which is included in equity in earnings of joint venture in the consolidated statement of operations. The Company received a preferential distribution of the sale proceeds above its 9.9% equity interest due to the joint venture achieving certain return thresholds.

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2007, approximately 15.2% of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company utilizes derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. The Company did not utilize any derivative financial instruments during 2007.

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

Restricted Cash Reserves

At December 31, 2007, the Company held $11,929 in restricted cash reserves. Included in such amounts are (i) $3,645 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $5,434 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and (iii) $2,850 held in escrow.

Deferred Financing Costs

Financing costs related to long-term debt are recorded at cost and are amortized as interest expense over the life of the related debt instrument. Accumulated amortization at December 31, 2007 and 2006 was $2,926 and $3,539, respectively.

Revenue Recognition

For properties not leased by LHL, the Company recognizes lease revenue on an accrual basis pursuant to the terms of each participating lease. Base and participating rent are each recognized based on quarterly thresholds pursuant to each participating lease (see Note 13). For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations. For retail operations, revenue is recognized on a straight line basis over the life of the retail leases. Revenue from retail operations is included in other income in the accompanying consolidated statements of operations.

For the Lansdowne Resort, the Company defers golf membership initiation fees and social membership initiation fees and recognizes revenue over the average expected life of an active membership (currently six years) on a straight-line basis. Golf membership, social membership, health club and executive club annual dues are recognized as earned throughout the membership year. As of December 31, 2007 and 2006, deferred membership revenue was $9,130 and $8,832, respectively. The Company recorded revenue of $2,884, $2,231 and $1,751 for the years ended December 31, 2007, 2006 and 2005, respectively.

Minority Interest

Minority interest in the Operating Partnership represents the limited partners’ proportionate share of the equity in the Operating Partnership. At December 31, 2007, the limited partners held 103,530 common units of limited partnership interest. At December 31, 2007, the limited partners held 2,348,888 Series C Preferred Units and 1,098,348 Series F Preferred Units. Income is allocated to the common unit minority interest based on the weighted average percentage ownership throughout the year and to the preferred unit minority interest based upon their respective percentage of the liquidation preference.

Outstanding Operating Partnership units of limited partnership interest are redeemable for cash or, at the option of the Company, for a like number of shares of beneficial interest of the Company.

Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 Share Option and Incentive Plan (“1998 Plan”). Accordingly, no compensation costs were recognized for stock options granted to the Company’s employees, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement No. 123 prospectively for all options granted to employees and members of the Board of Trustees. No options have been granted since 2002. Options granted under the 1998 Plan vest over three to four years. Therefore the costs recognized related to stock-based compensation for 2005 are less than that which would have been recognized if the fair value based method had been applied to all grants since the original effective date of Statement No. 123. There were no such costs for 2007 and 2006 since the options were fully vested by then.

The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1998 Plan. Accordingly, no compensation costs have been recognized. Had compensation cost for all of the options granted under the Company’s 1998 Plan been determined in accordance with the method required by Statement No. 123, the Company’s net income and net income per common share for the year ended December 31, 2005 would approximate the pro forma amounts below:

2005
Pro Forma
Net income available to common shareholders	$20,767
Stock-based employee compensation expense	(30)

Pro forma net income	$20,737

Pro forma net income per common share:
Basic (after dividends paid on unvested restricted shares)	$0.67

Diluted (before dividends paid on unvested restricted shares)	$0.67

Reclassification

Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform with 2007 presentation.

Recently Issued Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force issued Issue 06-03 (“EITF 06-03”), “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. Adoption on January 1, 2007 did not have an effect on the Company’s policy related to sales taxes and therefore, did not have an effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption on January 1, 2007 did not have a material effect on the Company. Open tax years include 2003 through 2007 for federal income tax purposes and all states in which the Company owns hotels.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe adoption will have a material effect on the Company.

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

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations” (“FAS 141(R)”). FAS141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer;

recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The objective of the guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact FAS 141(R) will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management is currently evaluating the impact FAS 160 will have on the Company’s consolidated financial statements.

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

On March 1, 2006, the Company acquired a 100% interest in the Hotel Sax Chicago (formerly House of Blues Hotel), a 353-room, full-service hotel and related Marina City retail and parking facilities, located in Chicago, Illinois, for $114,500. The source of the funding for the acquisition was proceeds from the February 2006 equity offerings and the Company’s senior unsecured credit facility. The property is leased to LHL, and Gemstone Hotels & Resorts, LLC was retained to manage the property.

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

On November 17, 2006, the Company acquired a 100% interest in the Gild Hall (formerly Holiday Inn Manhattan Wall Street District), a 138-room, urban, full-service hotel located in New York, New York for approximately $50,500. The source of the funding for the acquisition consisted of the Company’s assumption of an approximately $20,000 first mortgage on the property and the Company’s issuance of 70,000 common partnership units and 1,098,348 Series F Preferred Units. The property is leased to LHL, and Thompson Hotels was selected to manage the property.

On December 19, 2006, the Company acquired a 100% interest in Hotel Amarano Burbank (formerly The Graciela Burbank), a 99-room, luxury full-service hotel located in Burbank, California for approximately $36,500. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL, and Outrigger Lodging Services was selected to manage the property.

The following condensed pro forma financial information is presented as if the acquisitions as discussed above had been consummated and leased as of January 1, 2006:

	For the year ended December 31,
	2007	2006
	(Actual)	(Pro Forma)
Total revenues	$662,433	$635,533
Net income applicable to common shareholders of beneficial interest	$61,543	$65,560
Net income applicable to common shareholders of beneficial interest per weighted average common share:
basic (after dividends paid on unvested restricted shares)	$1.53	$1.64
diluted (before dividends paid on unvested restricted shares)	$1.53	$1.63
Common shares outstanding
basic	39,852,182	39,852,182
diluted	40,113,388	40,113,388

4. Investment in Hotel Properties

Investment in hotel properties as of December 31, 2007 and 2006 consists of the following:

	December 31, 2007	December 31, 2006
Land	$198,893	$210,358
Buildings and improvements	1,755,544	1,754,034
Furniture, fixtures and equipment	288,904	264,395

	2,243,341	2,228,787
Accumulated depreciation	(357,918)	(296,646)

	$1,885,423	$1,932,141

The December 31, 2007 balance of investment in hotel properties excludes $111,236 of property under development primarily for Gild Hall (formerly Holiday Inn Manhattan Wall Street District), Hotel Amarano Burbank (formerly The Graciela Burbank), Chaminade Resort and Conference Center, Donovan House (formerly Washington Grande Hotel) and Westin Michigan Avenue. The December 31, 2006 balance of investment in hotel properties excludes $60,549 of property under development primarily for San Diego Paradise Point Resort, Lansdowne Resort, Chaminade Resort and Conference Center, Hilton San Diego Resort and Donovan House (formerly Washington Grande Hotel).

The hotels owned as of December 31, 2007 are located in California (nine), the District of Columbia (seven), Indiana, Illinois (two), Massachusetts (three), Minnesota, New Jersey, New York, Rhode Island, Texas, Virginia (two) and Washington State (two).

5. Notes Receivable

The Company provided working capital to LHL and the other lessees in exchange for working capital notes receivable. As of December 31, 2007 and 2006, the working capital notes receivable from third party lessees was $217. The working capital notes receivable bear interest at 5.6% per annum and have terms identical to the terms of the related participating lease. The working capital notes receivable are payable in monthly installments of interest only.

6. Discontinued Operations

Effective January 10, 2007 the Company entered into a contract to sell the LaGuardia Airport Marriott (“LaGuardia”). The asset was classified as held for sale at that time, and accordingly, depreciation was suspended. The Company sold LaGuardia on January 26, 2007 and recognized a gain of $30,401. The gain is recorded in discontinued operations in the accompanying consolidated statement of operations. The Company utilized the sale of the hotel as the disposition property in the reverse 1031 exchange established in conjunction with the Hotel Solamar acquisition in August 2006. As a result, the Company’s gain will be deferred for tax purposes. LaGuardia’s total revenues of $1,988, $32,521 and $30,790 are included in discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively. LaGuardia’s operating income before income tax benefit is included in discontinued operations of the accompanying consolidated statements of operations. For the years ended December 31, 2007, 2006 and 2005, LaGuardia had operating income before income tax benefit of $63, $3,570 and $2,948, respectively. Revenues and expenses of LaGuardia for years ended December 31, 2006 and 2005 have been reclassified to conform to the current presentation. Also included in discontinued operations for the year ended December 31, 2005 is operating loss before income tax benefit of $45 related to Omaha Marriott (“Omaha”) which was sold in September 2004. At December 31, 2007, the Company had no assets or liabilities related to the sales of LaGuardia or Omaha.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company did not allocate any interest to discontinued operations for the years ended December 31, 2007, 2006, or 2005.

7. Disposition of Land

On March 15, 2005, the Company sold approximately eight acres of land located at the Lansdowne Resort for $1,500, resulting in income of approximately $418, net of closing cost, which is included in other income on the consolidated statement of operations. At the time the Company purchased the Lansdowne Resort, the seller had entered into a contract with a third party for the sale of the eight acres. The eight acre contract was assigned to the Company at closing and the purchase/sale agreement related to the acquisition of the resort required the Company to pay the seller upon completion of the sale $1,080 of net sale proceeds which represented the expected sales price for the land. On March 21, 2005, the Company made the $1,080 payment to the seller resulting in the gain of $418.

8. Long-Term Debt

Debt at December 31, 2007 and December 31, 2006 consisted of the following:

Debt	Interest Rate at December 31, 2007		Maturity Date	Balance Outstanding at
				December 31, 2007	December 31, 2006
Credit facilities
Senior Unsecured Credit Facility	Floating	(a)	April 2011(a)	$56,000	$—
LHL Unsecured Credit Facility	Floating	(b)	April 2011(b)	14,416	—

Total borrowings under credit facilities				70,416	—

Massport bonds
Harborside Hyatt Conference Center & Hotel (taxable)(c)	Floating	(c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)(c)	Floating	(c)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%		May 2008(d)	14,860	15,295
Gild Hall (Formerly Holiday Inn Manhattan Wall Street District)	Floating	(e)	November 2008(e)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%		July 2009	39,661	40,744
San Diego Paradise Point Resort	5.25%		February 2009	59,729	61,182
Hilton Alexandria Old Town	4.98%		September 2009	32,032	32,802
Le Montrose Suite Hotel	8.08%		July 2010	13,392	13,629
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
Hotel Solamar	5.49%		December 2013	60,900	60,900
Hotel Deca	6.28%		August 2014	10,360	10,567
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%		July 2016	101,780	101,780

Mortgage loans				762,314	766,499
Unamortized loan premium(f)				590	978

Total mortgage loans				762,904	767,477

Total debt				$875,820	$809,977

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate plus an applicable margin. At December 31, 2007, the rates applicable to the Company’s outstanding LIBOR borrowings of $29,000 and $27,000 were 6.00% and 5.91%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. At December 31, 2007, the rate applicable to LHL’s outstanding LIBOR borrowing was 5.90%. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates at December 31, 2007 were 4.95% and 3.49% for the $5,400 and $37,100 bonds, respectively. The interest rates at December 31, 2006 were 5.38% and 4.01% for the $5,400 and $37,100 bonds, respectively. The Company also incurs a 1.35% annual letter of credit fee, which has been reduced to 1.10% beginning in February 2008.

(d)	The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(e)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates at December 31, 2007 and December 31, 2006 were 5.65% and 6.10%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period.

(f)	Mortgage debt includes unamortized loan premiums for Le Parc Suite Hotel and Hotel Deca of $107 and $483, respectively, as of December 31, 2007, and $428 and $550, respectively, as of December 31, 2006.

Future scheduled debt principal payments at December 31, 2007 are as follows:

2008	$38,833
2009	128,434
2010	13,108
2011	72,242
2012	63,554
Thereafter	559,059

875,230
Premium on mortgage loan	590

Total	$875,820

Credit Facility

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $300,000. On January 14, 2008, the Company amended the credit facility to increase the maximum borrowing to $450,000. On April 13, 2007, the Company amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions. Borrowings under the facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2007, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2007 and 2006, the weighted average interest rate for borrowings under the senior unsecured credit facility was 6.0% and 7.1%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at December 31, 2007. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fee of $392 and $520 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company had $56,000 and zero, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On April 13, 2007, LHL amended the credit facility to extend the credit facility maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2007, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2007 and 2006, the weighted average interest rate for the borrowings under the LHL credit facility was 6.1% and 6.7%, respectively. LHL did not have any Adjusted Base Borrowings outstanding as of December 31, 2007. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of an immaterial amount for the years ended December 31, 2007 and 2006. At December 31, 2007 and 2006, LHL had $14,416 and zero, respectively, of outstanding borrowings under LHL credit facility.

Bonds Payable

The Company is the obligor with respect to a $37,100 tax-exempt special project revenue bond and $5,400 taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at the Company’s option, without penalty. On February 15, 2006, the tax-exempt special project revenue refunding bonds and the taxable special project revenue refunding bonds, issued by the Massachusetts Port Authority, were remarketed with the supporting letters of credit being provided by the Royal Bank of Scotland, replacing General Electric Capital Corporation. The letters of credit expire on February 14, 2009 unless extended per the agreements. The annual letter of credit fee which is included in interest expense was reduced from 2% to 1.35%. Effective February 2008, the annual letter of credit fee has been reduced to 1.10%. The bonds are secured by the letters of credit and the letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. If the Royal Bank of Scotland fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay-off the bonds. For the years ended December 31, 2007 and 2006, the weighted average interest rate on the Massport Bonds was 3.9% and 3.7%, respectively. Interest expense for the years ended December 31, 2007 and 2006 was $1,645 and $1,564, respectively. At December 31, 2007, the Company had outstanding bonds payable of $42,500.

Mortgage Loans

The Company’s mortgage loans are secured by the respective property. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.

On January 27, 2006, in connection with the acquisition of the Le Parc Suite Hotel, the Company assumed a $15,667 mortgage secured by the hotel. The mortgage loan matures on May 1, 2008 and does not allow prepayment without penalty. The mortgage loan bears interest at 7.78% and has monthly interest and principal payments of $136. The Company recorded the mortgage loan at its fair value, and recorded a loan premium of $713 which was recorded as an increase in the carrying value of the loan. The loan premium is amortized as an adjustment to interest expense over the remaining life of the loan.

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

On June 8, 2006, the Company entered into a $101,780 10-year mortgage loan that is secured by the Indianapolis Marriott Downtown. The mortgage loan matures on July 1, 2016 and does not allow prepayment without penalty prior to December 31, 2015. The mortgage loan bears interest at a fixed rate of 5.99% and requires interest only payments for the first five years and interest plus principal payments on a 30-year amortization schedule for the last five years. Proceeds from the loan were used to pay-off the previous $57,000 mortgage secured by the hotel and reduce the Company’s outstanding balance on its credit facility. In conjunction with the loan refinancing, the related interest rate swap was terminated (Note 12).

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

On November 17, 2006, in connection with the acquisition of the Gild Hall (formerly Holiday Inn Manhattan Wall Street District), the Company assumed a $20,000 two-year mortgage loan that is secured by the hotel. The mortgage loan matures on November 16, 2008 and allows for prepayments without penalty. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The Company recorded the mortgage loan at its fair value. The mortgage loan bears interest at a variable rate of LIBOR plus 0.75% and requires interest only payments through maturity.

9. Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, Hilton San Diego Resort and Hotel Solamar and the parking lot at Sheraton Bloomington Hotel Minneapolis South are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The lease on the parking lot at Sheraton Bloomington Hotel Minneapolis South expires in 2014 but the Company has an option to extend for 7 years to 2021. None of the remaining leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense for the years ended December 31, 2007, 2006 and 2005 was $6,964, $6,433 and $3,986, respectively. Certain ground lease payments are based on the hotel’s performance. Actual payments of ground rent may exceed the minimum required ground lease due to meeting specified thresholds. Future minimum ground lease payments (without reflecting future applicable Consumer Price Index increases) are as follows:

2008	$4,717
2009	4,724
2010	4,731
2011	4,738
2012	4,745
Thereafter	173,126

$196,781

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of December 31, 2007, $3,645 was available in restricted cash reserves for future capital expenditures.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company understands that Lehman Brothers is now the real party in interest after having acquired a controlling stake in the Meridien entities that are parties to the Dallas and New Orleans lawsuits. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases, if any. With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3,903, plus post-judgment interest. Meridien has noticed an appeal and the Company has noticed an appeal as well. The Dallas appeal was heard on November 28, 2007, and the matter is under submission to the Court. With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of $5,700, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7,800 surety bond, which was secured by $5,900 of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7,800 surety bond was released and the $5,900 restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value of the lease to be $8,572, plus interest. On July 18, 2005, the Company posted a $8,633 surety bond, which was secured by $8,980 of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4,130. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4,174 bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8,633 bond and obtained a new $12,807 letter of credit which serves as collateral for the $8,633 bond and the $4,174 bond. The Louisiana court of appeals heard argument on the Company’s appeal from the trial court’s judgment on April 3, 2007, and a decision is pending.

In 2002, the Company recognized a net $2,520 contingent lease termination expense and reversed previously deferred assets and liabilities related to the termination of both the New Orleans property and Dallas property leases and recorded a corresponding contingent liability included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The Company believes, however, it is owed holdover rent per the lease terms due to Meridien’s failure to vacate the properties as required under the leases. The contingent lease termination expense was, therefore, net of the holdover rent the Company believes it is entitled to for both properties. In 2003, the Company adjusted this liability by additional holdover rent of $827 that it believes it is entitled to for the Dallas property. These amounts were recorded as other income in the Company’s December 31, 2003 consolidated statement of operations. The contingent lease termination expense recognized cumulatively since 2002 is comprised of:

Expense Recognized For the Year Ended	Estimated Arbitration "Award"	Legal Fees Related to Litigation	Holdover Rent	Expected Reimbursement of Legal fees	Net Contingent Lease Termination Expense
December 31, 2002 (1)	$5,749	$2,610	$(4,844)	$(995)	$2,520
December 31, 2003	—	—	—	—	—
December 31, 2004	—	1,350	—	(500)	850
December 31, 2005	—	1,000	—	—	1,000
December 31, 2006	—	800	—	—	800
December 31, 2007	—	—	—	—	—

Cumulative Expense Recognized as of December 31, 2007	$5,749	$5,760	$(4,844)	$(1,495)	$5,170

(1)	Recognized in quarter ended December 31, 2002.

In September 2004 and June 2005, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 and $1,000, respectively, due to litigation timeline changes. In September 2006, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $800 in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of $1,581 as of December 31, 2007, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

Tax Indemnification Agreement

Pursuant to the acquisition of the Westin Copley Place, the Company entered into a Tax Reporting and Protection Agreement (the “Tax Agreement”) with Transwest Copley Square LLC (formerly SCG Copley Square LLC). Under the Tax Agreement, the Company is required, among other things, to indemnify Transwest Copley Square LLC (and its affiliates) for certain income tax liabilities that such entities would incur if the Westin Copley Place was transferred by the Company in a taxable transaction or if the Company fails to maintain a certain level of indebtedness with respect to the Westin Copley Place or its operations. The obligations of the Company under the Tax Protection Agreement (i) do not apply in the case of a foreclosure of the Westin Copley Place, if certain specified requirements are met, (ii) are limited to $20,000 (although a limitation of $10,000 is applicable to certain specified transactions), and (iii) terminates on the earlier of the tenth anniversary of the Company’s acquisition of the Westin Copley Place or January 1, 2016. The Company believes that the likelihood that the Company will be required to pay under this Tax Agreement is remote, and therefore, a liability has not been recorded.

10. Shareholders’ Equity

Stock Purchase Rights

In connection with the acquisition of the initial hotels, the Company granted 1,280,569 rights to purchase common shares of beneficial interest at the exercise price of $18.00 per share. The Company has recorded these rights in shareholders’ equity at their fair value on the date of grant. All rights had a one-year vesting period and a 10-year term. In 2007, 2006 and 2005, zero, zero and 198,000, respectively, stock purchase rights were exercised. At December 31, 2007, there were 160,986 exercisable rights remaining.

Common Shares of Beneficial Interest

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

On January 1, 2007, the Company issued an aggregate of 7,274 common shares of beneficial interest, including 3,667 deferred shares to independent members of its Board of Trustees for their 2006 compensation. These common shares were issued under the 1998 Plan.

On March 2, 2007, a member of the Board of the Company exercised 15,000 options to purchase common shares of beneficial interest. These common shares were issued under the 1998 Plan.

On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized common shares of beneficial interest from 100 million to 200 million. Accordingly, at December 31, 2007 and 2006, there were 200 million and 100 million authorized common shares, respectively.

Treasury Shares

Treasury shares are accounted for under the cost method. During the year ended December 31, 2007, the Company repurchased 41,936 common shares of beneficial interest related to (i) executives and employees surrendering shares to pay taxes at the time restricted shares vested, and (ii) forfeiture of restricted shares by employees leaving the Company. The Company re-issued 41,936 common shares of beneficial interest related to (i) shares issued for the Board of Trustees’ 2006 compensation; (ii) options exercised by a member of the Board to purchase common shares of beneficial interest in March 2007 and (iii) issuance of restricted common shares of beneficial interest to the Company’s employees and executives in December 2007. Of the 41,936 shares repurchased by the Company, 19,287 common shares of beneficial interest were related to the forfeiture of restricted shares by employees leaving the Company.

As of December 31, 2007, there were no common shares of beneficial interest in treasury.

Preferred Shares

On August 19, 2005, the Company completed an underwritten public offering of 3,000,000 shares of 7.50% Series D Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”), par value $0.01 per share (liquidation preference of $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $72,841. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility. On August 30, 2005, the Company issued an additional 170,000 Series D Preferred Shares pursuant to the exercise of an over-allotment option for approximately $4,138 after deducting underwriting discounts and commissions.

In connection with the Westin Copley Place acquisition, on August 24, 2005, the Company designated 2,450,000 shares of the authorized but unissued preferred shares as 7.25% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”), par value $0.01 per share (liquidation preference of $25.00 per share). These shares were authorized in conjunction with the issuance of 2,348,888 7.25% Series C Preferred Units to facilitate the redemption of 7.25% Series C Preferred Units. As of December 31, 2007, there were no Series C Preferred Shares outstanding.

On February 8, 2006, the Company completed an underwritten public offering of 3,050,000 shares of 8.0% Series E Cumulative Redeemable Preferred Shares (the “Series E Preferred Shares”) par value $0.01 per share (liquidation preference $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $74,371. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes, including acquisitions. On February 16, 2006, the Company issued an additional 450,000 Series E Preferred Shares pursuant to an over-allotment option for approximately $10,984 after deducting underwriting discounts and commissions.

On November 17, 2006, the Company completed an underwritten public offering of 4,000,000 shares of 7.25% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”) par value $0.01 per share (liquidation preference of $25.00 per share). After deducting underwriting discounts and commissions and other offering costs, the Company raised net proceeds of approximately $97,515. The net proceeds were used to repay existing indebtedness under the Company’s senior unsecured credit facility and for general corporate purposes, including the redemption of the Company’s Series A Preferred Shares.

On March 6, 2007, the Company redeemed all 3,991,900 outstanding 10.25% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) for $99,797 ($25.00 per share) plus accrued distributions through March 6, 2007 of $1,847. The fair value of the Series A Preferred Shares exceeded the carrying value of the Series A Preferred Shares by $3,868 which is included in the determination of net income available to common shareholders. The $3,868 represents the offering costs related to the Series A Preferred Shares.

On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized preferred shares of beneficial interest from 20 million to 40 million. Accordingly, at December 31, 2007 and 2006, there were 40 million and 20 million authorized preferred shares, respectively.

The Series B Preferred Shares, Series C Preferred Shares (if and when issued), Series D Preferred Shares, Series E Preferred Shares and Series G Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company may not optionally redeem the Series B Preferred Shares, Series D Preferred Shares, Series E Preferred Shares or Series G Preferred Shares, prior to September 30, 2008, August 24, 2010, February 8, 2011 and November 17, 2011, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT. The Company may not optionally redeem the Series C Preferred Shares prior to January 1, 2021 except in limited circumstances relating to the Company’s continuing qualification as a REIT and during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. Accordingly, the Preferred Shares will remain outstanding indefinitely unless the Company decides to redeem them.

The following preferred shares were outstanding as of December 31, 2007:

Security Type	Number of Shares
Preferred Series B	1,100,000
Preferred Series D	3,170,000
Preferred Series E	3,500,000
Preferred Series G	4,000,000

Common Operating Partnership Units

The outstanding units of limited partnership interest are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

On May 10, 2005, 80,000 units of limited partnership interest were converted to common shares. On both July 8, 2005 and July 29, 2005, 80,000 (for a total of 160,000 units) common units of limited partnership interest were converted to common shares. On January 27, 2006 and March 29, 2006, 92,893 and 16,667, respectively, units of limited partnership interest were converted to common shares. On November 17, 2006, 70,000 common units of limited partnership interest were issued in connection with the acquisition of the Gild Hall (formerly Holiday Inn Manhattan Wall Street District).

As of December 31, 2007, the Operating Partnership had 103,530 units outstanding, representing a 0.3% partnership interest held by the limited partners. As of December 31, 2007, approximately $3,303 of cash or the equivalent value in common shares, at our option, would be paid to the limited partners of the Operating Partnership if the partnership was terminated. The approximate value of $3,303 is equivalent to the units outstanding valued at the Company’s December 31, 2007 closing common share price of $31.90, which we assume would be equal to the value provided to the limited partners upon liquidation of the Operating Partnership.

Preferred Operating Partnership Units

On August 31, 2005, 2,348,888 7.25% Series C Preferred Units (the “Preferred C Units”) were issued in connection with the acquisition of the Westin Copley Place. The Preferred C Units have no stated maturity date or mandatory redemption. The Preferred C Units pay a cumulative, quarterly dividend at a fixed rate and are redeemable for 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $.01 par value per share, of the Company or cash at the Company’s election. As of December 31, 2007, the redemption value of the Preferred C Units was $58,722 based on the redemption price of $25.00 per unit. The Company is not required to set aside funds to redeem the Preferred C Units and the Company may not optionally redeem the Preferred C Units prior to January 1, 2021, except the Company may redeem the Series C Preferred Units during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified. At December 31, 2007, the face value of the Preferred C Units and accrued but unpaid dividends was $59,739 and is recorded on the accompanying consolidated balance sheet as minority interest of preferred units in Operating Partnership net of original issuance costs of $47.

On November 17, 2006, 1,098,348 Series F Preferred Units (the “Preferred F Units”) were issued in connection with the acquisition of the Gild Hall (formerly Holiday Inn Manhattan Wall Street District). The Preferred F Units have no stated maturity date or mandatory redemption. The Preferred F Units pay a cumulative, quarterly dividend at a variable rate of LIBOR plus 150 basis points. The Company is not required to set aside funds to redeem the Preferred F Units and the Company may not optionally redeem the Preferred F Units prior to November 17, 2016. On or after November 17, 2016, the Partnership may redeem the Series F Preferred Units for cash at a redemption price of $25.00 per unit. As of December 31, 2007, the redemption value of the Preferred F Units was $27,459 based on the redemption price of $25.00 per unit. After the first anniversary of their issuance, the Preferred F Unit holder may require the Company to redeem the Preferred F Units. The Company may, at its election, satisfy the unit holders redemption right by paying cash or common shares of the Company. At December 31, 2007, the face value of the Preferred F Units and accrued but unpaid dividends was $27,913 and is recorded on the accompanying consolidated balance sheet as minority interest of preferred units in Operating Partnership net of original issuance costs.

The following preferred units were outstanding as of December 31, 2007:

Unit Type	Number of Units
7.25% Series C Preferred Units	2,348,888
Variable Series F Preferred Units	1,098,348

11. Share Option and Incentive Plan

In April 1998, the Board of Trustees adopted and the shareholders approved the 1998 Plan that is currently administered by the Compensation Committee of the Board of Trustees. The Company’s employees and the hotel operators and their employees generally are eligible to participate in the 1998 Plan.

The 1998 Plan authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash for trustees’ fees, (iv) grants of common shares of beneficial interest in lieu of cash compensation, and (v) the making of loans to acquire common shares of beneficial interest in lieu of compensation. The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares of beneficial interest on the date of grant. Options under the 1998 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three to five year period. The duration of each option is also determined by the Compensation Committee; however, the duration of each option shall not exceed 10 years from date of grant.

On April 21, 2005, the common shareholders approved an amendment to the 1998 Plan, increasing the number of common shares of beneficial interest authorized for issuance under the 1998 Plan from 1,900,000 to 2,800,000. Accordingly, at December 31, 2007 and 2006, 2,800,000 common shares were authorized for issuance under the 1998 Plan. At December 31, 2007, there were 853,699 common shares available for future grant under the 1998 Plan.

Service Condition Nonvested Share Awards

From time to time, the Company awards nonvested shares under the 1998 Plan to members of the Board of Trustees, executives, and employees. The nonvested shares generally vest over three to five years based on continued employment. The Company measures compensation cost for the nonvested shares based upon the fair market value of its common stock at the date of grant. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expense in the accompanying consolidated statements of operations.

A summary of the Company’s nonvested shares as of December 31, 2007 is as follows:

	Number of shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2007	318,539	$34.81
Granted	55,390	33.07
Vested	(69,362)	23.14
Forfeited	(19,287)	39.04

Nonvested at December 31, 2007	285,280	$37.82

As of December 31, 2007 and 2006, there was $7,391 and $9,373, respectively, of total unrecognized compensation costs related to nonvested share awards granted under the 1998 Plan. As of December 31, 2007 and 2006, these costs were expected to be recognized over a weighted–average period of 1.7 and 2.1 years, respectively. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $3,182 and $3,216, respectively. The compensation cost (net of forfeitures) for the 1998 Plan that has been included in general and administrative expenses in the accompanying consolidated statements of operations was $3,062, $1,700 and $1,262 for the years ended December 31, 2007, 2006 and 2005, respectively.

Long-Term Performance-Based Share Awards

On December 17, 2007 and December 20, 2006, the Company’s Board of Trustees granted 45,376 and 31,490 performance-based awards of nonvested shares to executives, respectively. The actual amounts of the awards will be determined on January 1, 2011 and January 1, 2010, respectively, and will depend on the “total return” of the Company’s common shares over a three-year period beginning with the closing price of the Company’s common stock on December 31, 2007 and December 31, 2006, respectively, and ending with the closing price of the Company’s common stock on December 31, 2010 and December 31, 2009, respectively. Forty percent of the awards will be based on the Company’s “total return” (as defined below) compared to the total return of the companies in the NAREIT Equity Index. Forty percent of the awards will be based on the Company’s total return compared to the total return of 6 companies in a designated peer group of the Company. The final 20% of the awards will be based on the amount of the Company’s total return compared to a Board-established total return goal. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis described immediately above. After the actual amounts of the awards are determined (or earned) on January 1, 2011 and January 1, 2010, the earned shares will be issued and outstanding with a portion subject to further vesting. For the December 17, 2007 grant, one-third of the earned amounts will vest immediately on January 1, 2011 and the remaining two-thirds will vest in equal amounts on January 1, 2012 and January 1, 2013.

For the December 20, 2006 grant, one-third of the earned amounts will vest immediately on January 1, 2010 and the remaining two-thirds will vest in equal amounts on January 1, 2011 and January 1, 2012. Dividends will be deemed to have accrued on all of the earned shares, including those shares subject to further vesting, from December 31, 2007 and December 31, 2006, until the determination dates, January 1, 2011 and January 1, 2010. Such accrued dividends will be paid to the awardees on or about January 1, 2011 and January 1, 2010. Thereafter, the awardees are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting. The fair values were determined by a third party valuation expert using a Monte Carlo valuation method. Assumptions used in the valuations consisted of the following:

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

•	The valuation has been performed in a risk-neutral framework, so no assumption has been made with respect to an equity risk premium.

Employee Behavioral Assumptions

•	As termination of employment results in forfeiture of the award, demographic assumptions have not been used.

The assumptions used were as follows for each performance measure:

		2007			2006
	Target Amounts	NAREIT Index	Peer Companies	Target Amounts	NAREIT Index	Peer Companies
Volatility	25.8%	25.8%	25.8%	24.4%	24.4%	24.4%
Interest Rates	3.07%	3.07%	3.07%	4.74%	4.74%	4.74%
Dividend Yield	N/A	N/A	N/A	1.32%	1.32%	1.32%
Stock Beta	N/A	1.123	1.004	N/A	.947	.967
Fair Value of Components of Award	$28.69	$35.22	$35.39	$43.29	$51.47	$50.72
Weighting of total award	20%	40%	40%	20%	40%	40%

A summary of the Company’s long-term performance-based share awards as of December 31, 2007 is as follows:

	Number of shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2007	31,490	$49.53
Granted	45,376	33.98
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2007	76,866	$40.35

As of December 31, 2007 and 2006, there was $2,769 and $1,550, respectively, of total unrecognized compensation costs related to long-term performance-based share awards granted under the 1998 Plan. As of December 31, 2007 and 2006, these costs were expected to be recognized over a weighted–average period of 3.7 and 4.0 years, respectively. No long-term performance-based share awards were vested as of December 31, 2007 and 2006. The compensation cost related to long-term performance-based share awards that has been included in general and administrative expenses in the accompanying consolidated statements of operations was $322 and $10 for the years ended December 31, 2007 and 2006, respectively.

The Company issues common shares of beneficial interest to the independent members of the Board of Trustees for at least half of their compensation in lieu of cash. The Trustees may elect to receive the remaining half in cash or additional common shares. A portion of the shares issued may be deferred. These common shares are issued under the 1998 Plan. The Company issued an aggregate of 8,817, 7,274 and 10,680 shares, including 5,302, 3,667 and 4,798 deferred shares, related to the Trustees’ compensation for the years 2007, 2006 and 2005, respectively.

A summary of the Company’s stock option activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007		2006		2005
		Weighted average exercise price		Weighted average exercise price		Weighted average exercise price
	Shares		Shares		Shares
Options outstanding at beginning of year	92,000	$12.59	148,733	$11.05	246,533	$10.97
Options granted	—	—	—	—	—	—
Options exercised	(15,000)	16.46	(56,733)	8.55	(97,800)	10.85
Options forfeited	—	—	—	—	—	—

Options outstanding at end of year	77,000	$11.83	92,000	$12.59	148,733	$11.05

Weighted average remaining life	3.1 years		4.5 years		5.6 years
Range of exercise prices	$8.55 to $16.51		$8.55 to $18.00		$8.55 to $18.00
Options exercisable at end of year	77,000	$11.83	92,000	$12.59	98,732	$12.31
Available for future grant at year end	853,699		900,556		1,081,531
Weighted average per share fair value of options granted during the year	N/A		N/A		N/A

12. Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixed the LIBOR at 2.56% for the $57,000 of the Company’s mortgage loan secured by the Indianapolis Marriott Downtown, and therefore, fixed the mortgage rate at 3.56%. The hedge was effective in offsetting the variable cash flows; therefore, no gain or loss was realized during the years ended December 31, 2006 and 2005. On June 8, 2006, the Company paid off the mortgage loan which was being hedged and, concurrently, terminated the interest rate swap. The Company received $1,053 in proceeds from the termination of the swap and reclassified $1,053 into earnings during 2006.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income/loss or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income/loss (Note 17). Over time, the unrealized gains and losses reported in accumulated other comprehensive income/loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. For the years ended December 31, 2006 and 2005, the Company recorded cash received related to interest rate hedge of $550 and $444, respectively, as a reduction of interest expense.

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

13. Participating Leases

The participating leases have non-cancelable terms ranging from five to 11 years (from commencement), subject to earlier termination upon the occurrence of certain contingencies, as defined. Each participating lease requires the applicable lessee to pay the greater of (i) base rent in a fixed amount or (ii) participating rent based on certain percentages of room revenue, food and beverage revenue, telephone revenue and other revenue at the applicable hotel. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating lease revenues from non-LHL leased properties, for the years ended December 31, 2007, 2006 and 2005 were $27,193, $25,401 and $21,527, of which $14,888, $13,352 and $9,886, respectively, was in excess of base rent. The two non-LHL participating leases expire in 2008 and 2009. The Company intends to either renew the leases or lease to LHL upon expiration. Rent from properties leased to LHL, a wholly-owned subsidiary, is eliminated in consolidation.

Future minimum rentals from non-LHL leased properties (without reflecting future applicable Consumer Price Index increases) to be received by the Company pursuant to the participating leases for each of the years ended December 31, 2008 and 2009 are as follows:

2008	$7,103
2009	984

$8,087

14. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, consist of the following expenses incurred by the hotels leased by LHL:

	For the year ended December 31,
	2007	2006	2005
General and administrative	$49,870	$45,817	$32,249
Sales and marketing	39,506	37,328	24,176
Repairs and maintenance	24,058	23,713	15,578
Utilities and insurance	25,188	25,069	15,467
Management and incentive fees	27,081	27,306	13,440
Franchise fees	6,042	5,249	4,071
Other expenses	1,745	2,002	1,589

Total other indirect expenses	173,490	166,484	106,570
Other indirect hotel operating expenses related to discontinued operations	(660)	(10,922)	(10,704)

Total other indirect expenses related to continuing operations	$172,830	$155,562	$95,866

As of December 31, 2007, LHL leased the following 29 hotels owned by the Company:

• Seaview Resort and Spa • Harborside Hyatt Conference Center & Hotel	• Hotel Viking • Topaz Hotel

•     Hotel Rouge

•     Hotel Madera

•     Hotel Helix

•     The Liaison Capitol Hill (formerly Holiday Inn on the Hill)

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

•     Westin Copley Place

•     Hotel Deca

•     Hilton San Diego Resort

•     Donovan House (formerly Washington Grande Hotel)

•     Le Parc Suite Hotel

•     Westin Michigan Avenue

•     Hotel Sax Chicago (formerly House of Blues Hotel)

•     Alexis Hotel

•     Hotel Solamar

•     Gild Hall (formerly Holiday Inn Manhattan Wall Street District)

•     Hotel Amarano Burbank (formerly The Graciela Burbank)

The two remaining hotels in which the Company owns an interest are leased directly to affiliates of the current hotel operators of those respective hotels.

For each of calendar years 2006, 2005 and 2004, the Company notified Marriot International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Marriott made cure payments totaling $9,192 for the calendar years 2006, 2005 and 2004 to avoid termination. Marriott may recoup these amounts in the event certain future operating performance thresholds are attained. Marriott has recouped a total of $2,821 for the calendar years 2006, 2005 and 2004. The remaining amount may still be recouped; therefore, the Company recorded a deferred liability of $6,371 as of December 31, 2007, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. The following is a reconciliation of the cure payments and deferred liability as of and for the years ended December 31, 2007, 2006 and 2005:

		Cure Payment				Deferred Liability Balance
Year Ended December 31,	Notification Date	Performance Year	Date	Amount	Recoup Amount
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$854
2006	March 9, 2006	2005	May 2, 2006	$3,715	$(280)	$4,289
2007	February 22, 2007	2006	April 5, 2007	$3,083	$(1,001)	$6,371

				$9,192	$(2,821)

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

For federal income tax purposes, the cash distributions paid to the Company’s common shareholders of beneficial interest and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Tax law permits certain characterization of distributions which could result in differences between cash basis and tax basis distribution amounts. The following characterizes distributions paid per common share of beneficial interest and preferred share on a tax basis for the years ended December 31, 2007 (estimated), 2006 and 2005:

	2007		2006		2005
	$	%	$	%	$	%
	(estimated)
Common shares of beneficial interest
Ordinary income	$1.6584	93.17%	$0.8159	52.30%	$0.9482	87.79%
Return of capital	0.1216	6.83%	—	0.00%	0.1117	10.34%
Capital gain	—	0.00%	0.3233	20.73%	0.0201	1.87%
Unrecaptured Section 1250 gain	—	0.00%	0.4208	26.97%	—	—

	$1.7800	100.00%	$1.5600	100.00%	$1.0800	100.00%

Preferred shares (Series A)
Ordinary income	$1.1033	100.00%	$1.3435	52.43%	$2.5093	97.92%
Capital gain	—	0.00%	0.5297	20.67%	0.0532	2.08%
Unrecaptured Section 1250 gain	—	0.00%	0.6893	26.90%	—	—

	$1.1033	100.00%	$2.5625	100.00%	$2.5625	100.00%

Preferred shares (Series B)
Ordinary income	$2.0938	100.00%	$1.0978	52.43%	$2.0503	97.92%
Capital gain	—	0.00%	0.4328	20.67%	0.0435	2.08%
Unrecaptured Section 1250 gain	—	0.00%	0.5632	26.90%	—	0.00%

	$2.0938	100.00%	$2.0938	100.00%	$2.0938	100.00%

Preferred shares (Series D)
Ordinary income	$1.8750	100.00%	$0.9831	52.43%	$0.1887	97.92%
Capital gain	—	0.00%	0.3875	20.67%	0.0040	2.08%
Unrecaptured Section 1250 gain	—	0.00%	0.5044	26.90%	—	—

	$1.8750	100.00%	$1.8750	100.00%	$0.1927	100.00%

Preferred shares (Series E)
Ordinary income	$2.0000	100.00%	$0.6729	52.43%	$—	—
Capital gain	—	0.00%	0.2605	20.30%	—	—
Unrecaptured Section 1250 gain	—	0.00%	0.35	27.27%	—	—

	$2.0000	100.00%	$1.2834	100.00%	$0.0000	0.00%

Preferred shares (Series G)
Ordinary income	$1.5809	100.00%	$—	—	$—	—
Capital gain	—	0.00%	—	—	—	—
Unrecaptured Section 1250 gain	—	0.00%	—	—	—	—

	$1.5809	100.00%	$0.0000	0.00%	$0.0000	0.00%

Income tax expense of $3,006 is comprised of state and local tax expense of $913 on the Operating Partnership’s income and federal, state and local tax expense of $2,093 on LHL’s income of $4,546 before income tax expense.

The components of the LHL income tax expense (benefit) were as follows:

	For the year ended December 31,
	2007	2006	2005
Federal
Current	$61	$—	$—
Deferred	1,565	1,095	(2,728)
State & local
Current	330	(337)	65
Deferred	137	380	(948)

Total income tax expense (benefit)	$2,093	$1,138	$(3,611)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2007	2006	2005
“Expected” federal tax expense (benefit) at 34.5%	$1,568	$1,227	$(3,056)
State income tax expense (benefit), net of federal income tax effect	243	248	(620)
Other, net	282	(337)	65

Income tax expense (benefit)	$2,093	$1,138	$(3,611)

The components of LHL’s deferred tax assets as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
LHL Net operating loss	$12,389	$10,764
Accrued vacation	1,291	1,788
Bad debts	253	201
Golf membership	629	3,687
AMT Credit Carryforward	175	111
Other	380	149

Total deferred tax assets	$15,117	$16,700

For the year ended December 31, 2007, LHL recorded an income tax expense of $2,093 that is included in the accompanying consolidated statement of operations. The Company has estimated its income tax expense using a combined federal and state rate of 38.96%. As of December 31, 2007, the Company had a deferred tax asset of $15,117 primarily due to past years’ tax net operating losses. These loss carryforwards will expire in 2022 through 2027 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of deferred tax asset in the subsequent year cannot be reasonably estimated.

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

	For the year ended December 31,
	2007	2006	2005
Numerator:
Net income applicable to common shareholders before discontinued operations and dividends paid on unvested restricted shares	$31,011	$69,767	$17,727
Discontinued operations	30,532	3,689	3,040

Net income applicable to common shareholders before dividends paid on unvested restricted shares	61,543	73,456	20,767
Dividends paid on unvested restricted shares	(479)	(312)	(225)

Net income applicable to common shareholders, after dividends paid on unvested restricted shares	$61,064	$73,144	$20,542

Denominator:
Weighted average number of common shares—basic	39,852,182	39,356,881	30,637,644
Effect of dilutive securities:
Unvested restricted shares	67,879	104,935	203,039
Common stock options	193,327	206,101	263,607

Weighted average number of common shares—diluted	40,113,388	39,667,917	31,104,290

Basic Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations and after dividends paid on unvested restricted shares	$0.77	$1.77	$0.57
Discontinued operations	0.76	0.09	0.10

Net income applicable to common shareholders per weighted average common share, after dividends paid on unvested restricted shares	$1.53	$1.86	$0.67

Diluted Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations	$0.77	$1.76	$0.57
Discontinued operations	0.76	0.09	0.10

Net income applicable to common shareholders per weighted average common share	$1.53	$1.85	$0.67

17. Comprehensive Income

For the years ended December 31, 2007, 2006 and 2005, comprehensive income was $89,755, $97,707 and $35,784, respectively. As of December 31, 2007 and 2006, the Company’s accumulated other comprehensive income was zero. The changes in accumulated other comprehensive income were entirely due to the Company’s gains and losses on its interest rate derivative (Note 12). For the year ended December 31, 2006, the Company had an unrealized loss of $300 and a realized gain of $1,053 on its interest rate derivative. For the year ended December 31, 2005, the Company had an unrealized gain of $388 on its interest rate derivative.

18. Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2007	2006	2005
Interest paid, net of capitalized interest	$46,298	$38,446	$21,642

Interest capitalized	4,171	2,589	1,178

Income taxes paid (received), net of refunds	1,163	(209)	799

Distributions payable (common shares)	6,842	5,630	3,620

Distributions payable (preferred shares)	5,624	7,255	4,619

Redemption of Operating Partnership Units for common shares	—	2,010	7,957

Issuance of restricted shares to employee and executives, net	2,621	9,126	2,437

Issuance of common shares for board of trustees compensation	165	216	206

Repurchase of common shares (treasury)	(1,038)	(1,016)	(1,046)

In conjunction with the hotel dispositions, the Company disposed of the following assets and liabilities:
Proceeds on sale, net of closing costs	$(67,192)	$—	$—
Other assets	(5,642)	—	—
Liabilities	1,202	—	—

Disposition of hotel properties	$(71,632)	$—	$—

In conjunction with the hotel acquisitions, the Company assumed the following assets and liabilities:
Purchase of real estate	$—	$593,826	$626,930
Assumptions of mortgage at fair value	—	(36,380)	(221,380)
Issuance of common and preferred units	—	(30,505)	(58,722)
Other assets	—	6,391	8,268
Liabilities	—	(8,278)	(7,591)

Acquisition of hotel properties	$—	$525,054	$347,505

19. Subsequent Events

On January 1, 2008, the Company issued an aggregate of 8,817 common shares of beneficial interest, including 5,302 deferred shares to the independent members of its Board of Trustees for their 2007 compensation. These common shares were issued under the 1998 Plan.

On January 1, 2008, the Company repurchased 29,945 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued 3,515 of these treasury shares related to the 2007 compensation for the Board of Trustees.

On January 14, 2008, the Company amended its senior unsecured credit facility by executing a commitment agreement increasing the credit facility from $300,000 to $450,000. The additional commitments came from six banks that had previous commitments and one new bank. Terms and conditions of the senior unsecured credit facility were not modified.

On January 15, 2008, the Company declared monthly cash distributions to shareholders of the Company and partners of the Operating Partnership, in the amount of $0.17 per common share of beneficial interest/unit for each of the months of January, February and March 2008.

The Company paid the following common and preferred dividends subsequent to December 31, 2007:

Security Type	Share/Unit	Dividend per Share/Unit	For the Month/Quarter Ended		Declared	Record Date	Payable Date
Common	Share/Unit	$0.17	Month	31-Dec-2007	15-Oct-2007	31-Dec-2007	15-Jan-2008
Common	Share/Unit	$0.17	Month	31-Jan-2008	15-Jan-2008	31-Jan-2008	15-Feb-2008
Preferred Series B	Share	$0.52	Quarter	31-Dec-2007	n/a	1-Jan-2008	15-Jan-2008
Preferred Series C	Unit	$0.45	Quarter	31-Dec-2007	n/a	1-Jan-2008	15-Jan-2008
Preferred Series D	Share	$0.47	Quarter	31-Dec-2007	n/a	1-Jan-2008	15-Jan-2008
Preferred Series E	Share	$0.50	Quarter	31-Dec-2007	n/a	1-Jan-2008	15-Jan-2008
Preferred Series F	Unit	$0.41	Quarter	31-Dec-2007	n/a	1-Jan-2008	15-Jan-2008
Preferred Series G	Share	$0.45	Quarter	31-Dec-2007	n/a	1-Jan-2008	15-Jan-2008

20.   Quarterly Operating Results (Unaudited)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2007 and 2006 (in thousands, except per share data) follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$132,746	$184,942	$182,918	$163,240
Total expenses from continuing operations	136,152	159,974	157,095	151,402

Net income (loss) from continuing operations	(3,406)	24,968	25,823	11,838
Net income from discontinued operations	30,397	16	44	75

Net income	26,991	24,984	25,867	11,913
Distributions to preferred shareholders	(7,471)	(5,624)	(5,625)	(5,624)
Issuance costs of redeemed preferred shares	(3,868)	—	—	—

Net income applicable to common shareholders	$15,652	$19,360	$20,242	$6,289

Earnings per weighted average common share outstanding—basic:
Income (loss) applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$(0.37)	$0.48	$0.50	$0.16
Discontinued operations	0.76	—	—	—

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.39	$0.48	$0.50	$0.16

Earnings per weighted average common share outstanding—diluted:
Income (loss) applicable to common shareholders before discontinued operations	$(0.37)	$0.48	$0.50	$0.16
Discontinued operations	0.76	—	—	—

Net income applicable to common shareholders	$0.39	$0.48	$0.50	$0.16

Weighted average number of common shares outstanding:
Basic	39,843,954	39,854,720	39,854,950	39,854,950
Diluted	40,112,872	40,133,572	40,117,918	40,109,124

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$147,817	$166,852	$168,297	$151,782
Total expenses from continuing operations	109,192	143,111	145,990	141,084

Net income from continuing operations	38,625	23,741	22,307	10,698
Net income from discontinued operations	246	992	1,407	1,044

Net income	38,871	24,733	23,714	11,742
Distributions to preferred shareholders	(5,611)	(6,369)	(6,369)	(7,255)

Net income applicable to common shareholders	$33,260	$18,364	$17,345	$4,487

Earnings per weighted average common share outstanding—basic:
Income applicable to common shareholders before discontinued operations and after dividends paid on unvested restricted shares	$0.86	$0.43	$0.40	$0.09
Discontinued operations	0.01	0.03	0.03	0.02

Net income applicable to common shareholders after dividends paid on unvested restricted shares	$0.87	$0.46	$0.43	$0.11

Earnings per weighted average common share outstanding—diluted:
Income applicable to common shareholders before discontinued operations	$0.86	$0.43	$0.40	$0.09
Discontinued operations	0.01	0.03	0.03	0.02

Net income applicable to common shareholders	$0.87	$0.46	$0.43	$0.11

Weighted average number of common shares outstanding:
Basic	38,052,908	39,776,207	39,786,308	39,788,311
Diluted	38,431,801	40,170,665	40,175,387	40,094,149

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2007

(Dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition(7)			Gross Amounts at Which Carried at Close of Period
		Encum- brances	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Accumu- lated Depre- ciation	Net Book Value	Date of Original Construc- tion	Date of Acqui- sition	Life on Which Depreciation in Income Statement is Computed
1.	Sheraton Bloomington Hotel Minneapolis South	$25,844	$8,172	$11,258	$13,811	$—	$7,073	$8,944	$8,172	$18,331	$22,755	$23,271	$25,987	1969	12/01/95	3 - 40 years
2.	Westin City Center Dallas	13,817	2,452	20,847	2,166	—	5,671	9,853	2,452	26,518	12,019	16,815	24,174	1980	04/29/98	3 - 40 years
3.	Seaview Resort and Spa	—	7,415	40,337	2,339	182	10,272	13,930	7,597	50,609	16,269	28,453	46,022	1912	04/29/98	3 - 40 years
4.	Le Montrose Suite Hotel	13,392	5,004	19,752	2,951	—	4,050	5,418	5,004	23,802	8,369	13,803	23,372	1976	04/29/98	3 - 40 years
5.	San Diego Paradise Point Resort	59,729	—	69,639	3,665	—	29,094	15,588	—	98,733	19,253	43,180	74,806	1962	06/01/98	3 - 40 years
6.	Harborside Hyatt Conference Center & Hotel	42,500	—	66,159	5,246	—	3,123	3,311	—	69,282	8,557	26,258	51,581	1993	06/24/98	3 - 40 years
7.	Hotel Viking	—	2,421	24,375	353	78	16,953	8,060	2,499	41,328	8,413	15,558	36,682	1850	06/02/99	3 - 40 years
8.	Topaz Hotel	—	2,137	8,549	—	12	3,942	3,242	2,149	12,491	3,242	5,274	12,608	1963	03/08/01	3 - 40 years
9.	Hotel Madera	—	1,682	6,726	—	15	5,071	3,008	1,697	11,797	3,008	4,818	11,684	1963	03/08/01	3 - 40 years
10.	Hotel Rouge	—	2,162	8,647	—	17	5,017	3,800	2,179	13,664	3,800	6,150	13,493	1963	03/08/01	3 - 40 years
11.	Hotel Helix	—	2,636	10,546	—	13	8,799	5,437	2,649	19,345	5,437	8,451	18,980	1962	03/08/01	3 - 40 years
12.	The Liason Capitol Hill (formerly Holiday Inn on the Hill)	—	8,353	33,412	2,742	—	7,601	7,185	8,353	41,013	9,927	15,600	43,693	1968	06/01/01	3 - 40 years
13.	Lansdowne Resort	—	27,421	74,835	3,114	16,972	42,310	13,780	44,393	117,145	16,894	25,138	153,294	1991	06/17/03	3 - 40 years
14.	Hotel George	—	1,743	22,221	531	—	207	1,999	1,743	22,428	2,530	4,520	22,181	1928	09/18/03	3 - 40 years
15.	Indianapolis Marriott Downtown	101,780	—	96,173	9,879	—	721	6,912	—	96,894	16,791	21,374	92,311	2001	02/10/04	3 - 40 years
16.	Hilton Alexandria Old Town	32,032	11,079	45,539	2,597	—	1,739	4,332	11,079	47,278	6,929	8,575	56,711	2000	05/28/04	3 - 40 years
17.	Chaminade Resort and Conference Center (2)	—	5,240	13,111	299	(5,042)	(12,455)	(121)	198	656	178	122	910	1985	11/18/04	3 - 40 years
18.	Hilton San Diego Gaslamp Quarter	59,600	5,008	77,892	2,250	—	769	2,554	5,008	78,661	4,804	7,807	80,666	2000	01/06/05	3 - 40 years
19.	The Grafton on Sunset	—	1,882	23,226	431	11	464	1,077	1,893	23,690	1,508	2,315	24,776	1954	01/10/05	3 - 40 years
20.	Onyx Hotel	—	6,963	21,262	445	—	138	165	6,963	21,400	610	1,720	27,253	2004	05/18/05	3 - 40 years
21.	Westin Copley Place	210,000	—	295,809	28,223	—	6,321	5,326	—	302,130	33,549	31,530	304,149	1983	08/31/05	3 - 40 years
22.	Hotel Deca (6)	10,360	4,938	21,720	577	—	416	2,292	4,938	22,136	2,869	1,884	28,059	1931	12/08/05	3 - 40 years
23.	Hilton San Diego Resort	—	—	85,572	4,800	—	9,185	9,518	—	94,757	14,318	8,521	100,554	1962	12/15/05	3 - 40 years
24.	Donovan House (formerly Washington Grande Hotel) (1)	—	11,384	34,573	—	(11,384)	(34,573)	—	—	—	—	—	—	1972	12/16/05	3 - 40 years
25.	LeParc Suite Hotel (6)	14,860	13,971	31,742	2,741	3	732	1,450	13,974	32,474	4,191	2,809	47,830	1970	01/27/06	3 - 40 years
26.	Westin Michigan Avenue (5)	140,000	38,158	154,181	24,112	17	3 ,614	6,173	38,175	157,795	30,285	16,814	209,441	1963/1972	03/01/06	3 - 40 years
27.	Hotel Sax Chicago (formerly House of Blues Hotel)	—	9,403	104,148	889	155	17,598	11,977	9,558	121,746	12,866	7,134	137,036	1998	03/01/06	3 - 40 years
28.	Alexis Hotel	—	6,581	31,062	578	13	4,757	3,999	6,594	35,819	4,577	2,067	44,923	1901/1982	06/15/06	3 - 40 years
29.	Hotel Solamar	60,900	—	79,111	7,890	—	63	56	—	79,174	7,946	5,043	82,077	2005	08/01/06	3 - 40 years
30.	Gild Hall (formerly Holiday Inn Manhattan Wall Street District) (4)	20,000	6,732	45,016	984	2	75	4,289	6 ,734	45,091	5,273	1,738	55,360	1999	11/17/06	3 - 40 years
31.	Amarano Burbank (formerly The Graciela Burbank) (3)	—	5,982	29,292	1,253	(1,090)	65	484	4,892	29,357	1,737	1,176	34,810	2002	12/19/06	3 - 40 years

	Total	$804,814	$198,919	$1,606,732	$124,866	$(26)	$148,812	$164,038	$198,893	$1,755,544	$288,904	$357,918	$1,885,423

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation—Continued

As of December 31, 2007

(Dollars in thousands)

(1)	On February 21, 2006, the Donovan House was closed for renovation and all assets were reclassified to property under development, the total balance of which was $80,193 at December 31, 2007.
(2)	On November 18, 2007, the Chaminade Resort was closed except for the spa and fitness facility and all assets being renovated were reclassified to property under development, the total balance of which was $26,643 at December 31, 2007.
(3)	During 2007, the cost of an undeveloped parcel of land at Amarano Burbank was reclassified to property under development, the total balance of which was $1,265 at December 31, 2007.
(4)	During 2007, the Gild Hall began a major renovation. Related costs were reclassified to property under development, the total balance of which was $1,348 at December 31, 2007.
(5)	During 2007, the West in Michigan Avenue incurred costs related to a room renovation project. Costs associated with unfinished rooms were reclassified as property under development which had a balance of $1,566 at December 31, 2007.
(6)	Encumbrances on the Hotel Deca and the Le Parc Suite Hotel are represented at face value which excludes loan premiums of $483 and $107, respectively, at December 31, 2007.
(7)	Costs of disposals and reclassifications to property under development are reflected as a reduction to cost capitalized subsequent to acquisition.

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation—Continued

As of December 31, 2007

Reconciliation of Real Estate and Accumulated Depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2004	$917,021
Acquisition of hotel properties	626,930
Improvements and additions to hotel properties	74,233

Balance at December 31, 2005	$1,618,184
Acquisition of hotel properties	593,826
Improvements and additions to hotel properties	70,102
Reclassification to property under development	(45,851)
Disposal of assets	(7,474)

Balance at December 31, 2006	$2,228,787
Improvements and additions to hotel properties	105,967
Reclassification to property under development	(27,349)
Disposal of hotel	(56,040)
Disposal of assets	(8,024)

Balance at December 31, 2007	$2,243,341

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2004	$177,288
Depreciation	48,552

Balance at December 31, 2005	$225,840
Depreciation	78,280
Disposal of assets	(7,474)

Balance at December 31, 2006	$296,646
Depreciation	91,673
Reclassification to property under development	(7,992)
Disposal of hotel	(19,264)
Disposal of assets	(3,145)

Balance at December 31, 2007	$357,918