Form 10-Q
period 2008-03-31
LASALLE HOTEL PROPERTIES
filed 2008-04-23
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 22, 2008
Common Shares of Beneficial Interest ($0.01 par value)	40,113,288
8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000
7 1/2% Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	4,000,000

PART I. Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets:
Investment in hotel properties, net	$1,995,326	$1,885,423
Property under development	62,498	111,236
Cash and cash equivalents	14,394	26,050
Restricted cash reserves (Note 5)	9,023	11,929
Rent receivable	2,456	3,075
Hotel receivables (net of allowance for doubtful accounts of approximately $806 and $722, respectively)	26,299	26,151
Deferred financing costs, net	3,635	3,441
Deferred tax asset	19,717	15,117
Prepaid expenses and other assets	43,180	28,898

Total assets	$2,176,528	$2,111,320

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 4)	$163,424	$70,416
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $492 and $590, respectively) (Note 4)	761,712	762,904
Accounts payable and accrued expenses	86,199	85,308
Advance deposits	12,578	7,265
Accrued interest	3,850	3,926
Distributions payable	12,461	12,466

Total liabilities	1,082,724	984,785
Minority interest in consolidated entities (Note 3)	2,572	—
Minority interest of common units in Operating Partnership (redemption value of $2,974 and $3,303, respectively) (Notes 1 and 6)	675	747
Minority interest of preferred units in Operating Partnership (redemption value of $86,181) (Notes 1 and 6)	87,549	87,652
Commitments and contingencies (Note 5)
Shareholders’ Equity:
Preferred shares, $.01 par value, (liquidation preference $294,250), 40,000,000 shares authorized and 11,770,000 shares issued and outstanding (Note 6)	118	118
Common shares of beneficial interest, $.01 par value, 200,000,000 shares authorized; 40,140,230 shares issued and 40,113,800 outstanding, and 40,140,230 shares issued and outstanding, respectively (Note 6)	401	401
Treasury shares, at cost	(843)	—
Additional paid-in capital, net of offering costs of $42,679	1,129,735	1,128,708
Distributions in excess of retained earnings	(126,403)	(91,091)

Total shareholders’ equity	1,003,008	1,038,136

Total liabilities and shareholders’ equity	$2,176,528	$2,111,320

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2008	2007
Revenues:
Hotel operating revenues:
Room revenue	$80,498	$80,715
Food and beverage revenue	32,540	35,154
Other operating department revenue	9,571	9,338

Total hotel operating revenues	122,609	125,207
Participating lease revenue	5,507	5,517
Other income	1,544	1,198

Total revenues	129,660	131,922

Expenses:
Hotel operating expenses:
Room	21,487	20,841
Food and beverage	24,686	26,149
Other direct	4,688	4,827
Other indirect	39,511	38,461

Total hotel operating expenses	90,372	90,278
Depreciation and amortization	24,741	22,140
Real estate taxes, personal property taxes and insurance	8,801	8,146
Ground rent (Note 5)	1,548	1,441
General and administrative	3,658	3,910
Other expenses	822	575

Total operating expenses	129,942	126,490

Operating (loss) income	(282)	5,432
Interest income	83	824
Interest expense	(11,469)	(11,443)

Loss before income tax benefit, minority interest and discontinued operations	(11,668)	(5,187)
Income tax benefit (Note 9)	3,855	3,381
Minority interest in loss of consolidated entities (Note 3)	1	—
Minority interest of common units in Operating Partnership (Notes 1 and 6)	19	(74)
Minority interest of preferred units in Operating Partnership (Notes 1 and 6)	(1,413)	(1,526)

Loss from continuing operations	(9,206)	(3,406)

Discontinued operations:
Income from operations of property disposed of, including gain on sale (Note 3)	—	30,325
Minority interest, net of tax	—	(1)
Income tax benefit	—	73

Net income from discontinued operations	—	30,397

Net (loss) income	(9,206)	26,991
Distributions to preferred shareholders	(5,624)	(7,471)
Issuance costs of redeemed preferred shares (Note 6)	—	(3,868)

Net (loss) income applicable to common shareholders	$(14,830)	$15,652

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2008	2007
Earnings per Common Share - Basic:
Net loss applicable to common shareholders before discontinued operations and after dividends on unvested restricted shares	$(0.37)	$(0.37)
Discontinued operations	—	0.76

Net (loss) income applicable to common shareholders after dividends on unvested restricted shares	$(0.37)	$0.39

Earnings per Common Share - Diluted:
Net loss applicable to common shareholders before discontinued operations	$(0.37)	$(0.37)
Discontinued operations	—	0.76

Net (loss) income applicable to common shareholders	$(0.37)	$0.39

Weighted average number of common shares outstanding:
Basic	39,919,144	39,843,954
Diluted	40,029,128	40,112,872

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(9,206)	$26,991
Adjustments to reconcile net (loss) income to net cash flow provided by operating activities:
Depreciation and amortization	24,741	22,191
Amortization of deferred financing costs and mortgage premiums	245	477
Minority interest in Operating Partnership	1,394	1,600
Minority interest in consolidated entities	(1)	—
Gain on sale of hotel property	—	(30,262)
Deferred compensation	986	885
Allowance for doubtful accounts	84	(50)
Changes in assets and liabilities:
Restricted cash reserves, net	172	(170)
Rent receivable	619	255
Hotel receivables	(232)	(3,247)
Deferred tax asset	(4,600)	(3,798)
Prepaid expenses and other assets	(14,244)	(14,193)
Accounts payable and accrued expenses	(4,074)	1,335
Advance deposits	5,313	2,906
Accrued interest	(76)	76

Net cash flow provided by operating activities	1,121	4,996

Cash flows from investing activities:
Improvements and additions to properties	(29,363)	(28,996)
Acquisition of property	(51,469)	—
Purchase of office furniture and equipment	(17)	(7)
Restricted cash reserves, net	2,734	1,501
Proceeds from sale of hotel property	—	71,465

Net cash flow (used in) provided by investing activities	(78,115)	43,963

Cash flows from financing activities:
Borrowings under credit facilities	156,554	45,468
Repayments under credit facilities	(63,546)	(18,678)
Repayments of mortgage loans	(1,094)	(1,048)
Payment of deferred financing costs	(538)	(6)
Contributions from minority investor	2,572	—
Purchase of treasury shares	(955)	(1,038)
Proceeds from exercise of stock options	—	247
Redemption of preferred shares	—	(99,797)
Distributions-preferred shares/units	(7,139)	(10,395)
Distributions-common shares/units	(20,516)	(16,883)

Net cash flow provided by (used in) financing activities	65,338	(102,130)

Net change in cash and cash equivalents	(11,656)	(53,171)
Cash and cash equivalents, beginning of period	26,050	63,026

Cash and cash equivalents, end of period	$14,394	$9,855

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

As of March 31, 2008, the Company owned interests in 31 hotels with approximately 8,500 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. Two of the hotels are leased to unaffiliated lessees (affiliates of whom also operate these hotels) and 29 of the hotels are leased to the Company’s taxable-REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly-owned subsidiary of LHL (see Note 8). Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. Additionally, the Company owned a 95% joint venture interest in a property under development (see Note 3).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned 99.7% of the common units of the Operating Partnership at March 31, 2008. The remaining 0.3% was held by limited partners who held 103,530 limited partnership common units at March 31, 2008. A limited partner owns 2,348,888 Series C Preferred Units of limited interest in the Operating Partnership. In addition, a limited partner owns 1,098,348 Series F Preferred Units of limited interest in the Operating Partnership. See Note 6 for additional disclosures on common and preferred operating partnership units.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, the Operating Partnership, LHL and their subsidiaries in which they have a controlling interest, including joint ventures. All significant intercompany balances and transactions have been eliminated.

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

Substantially all of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated by the hotel operators to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and revenue and expense estimates for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically these differences have not been material. The Company believes the aggregate estimate of quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are fairly stated.

Stock-Based Compensation

From time to time, the Company awards nonvested shares under the 1998 Share Option and Incentive Plan (“1998 Plan”) as compensation to trustees, executive officers and employees. The shares vest over three to five years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for estimated forfeitures. Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values. No options have been granted since 2002. Accordingly, there were no option-related costs for 2008 and 2007 since the options were fully vested by then.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company. The Company has deferred the application of FAS 157 related to non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company since the Company did not elect to measure any financial assets or liabilities at fair value.

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The objective of the guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption on January 1, 2009 will impact the Company’s accounting for future acquisitions and related transaction costs.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact FAS 161 will have on the Company’s consolidated financial statements.

3.	Properties

Joint Venture

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95% controlling interest, acquired floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46,000. The joint venture has developed plans to convert the existing vacant floors to a super luxury hotel. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs are included in property under development in the accompanying consolidated balance sheet. The 5% interest of the outside partner is included in minority interest in consolidated entities in the accompanying consolidated balance sheet.

Discontinued Operations

Effective January 10, 2007, the Company entered into a contract to sell the LaGuardia Airport Marriott (“LaGuardia”). The asset was classified as held for sale at that time, and accordingly, depreciation was suspended. The Company sold LaGuardia on January 26, 2007 and recognized a gain of $30,401, of which $30,262 was recognized in the three months ended March 31, 2007. LaGuardia’s activity, including the gain on sale, is recorded in discontinued operations in the accompanying consolidated statements of operations. The Company utilized the sale of the hotel as the disposition property in the reverse 1031 exchange established in conjunction with the Hotel Solamar acquisition in August 2006. As a result, the Company’s gain was deferred for tax purposes. For the three months ended March 31, 2008 and 2007, LaGuardia had total revenues of zero and $1,988, respectively. For the three months ended March 31, 2008 and 2007, LaGuardia had operating income before income tax benefit and minority interest of zero and $63, respectively. At March 31, 2008, the Company had no assets or liabilities related to the sale of LaGuardia.

4.	Long-Term Debt

Debt at March 31, 2008 and December 31, 2007 consisted of the following:

			Balance Outstanding at
Debt	Interest Rate	Maturity Date	March 31, 2008	December 31, 2007
Credit facilities
Senior Unsecured Credit Facility	Floating (a)	April 2011 (a)	$152,000	$56,000
LHL Unsecured Credit Facility	Floating (b)	April 2011 (b)	11,424	14,416

Total borrowings under credit facilities			163,424	70,416

Massport bonds
Harborside Hyatt Conference Center & Hotel (taxable) (c)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt) (c)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%	May 2008 (d)	14,744	14,860
Gild Hall	Floating (e)	November 2008 (e)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009	39,377	39,661
San Diego Paradise Point Resort	5.25%	February 2009	59,352	59,729
Hilton Alexandria Old Town	4.98%	September 2009	31,833	32,032
Le Montrose Suite Hotel	8.08%	July 2010	13,328	13,392
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	6.28%	August 2014	10,306	10,360
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans			761,220	762,314
Unamortized loan premium (f)			492	590

Total mortgage loans			761,712	762,904

Total debt			$967,636	$875,820

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. At March 31, 2008, the rates applicable to the Company’s outstanding LIBOR borrowings of $75,000, $39,000 and $38,000 were 3.51%, 3.62% and 3.67%, respectively. At December 31, 2007, the rates applicable to the Company’s outstanding LIBOR borrowings of $29,000 and $27,000 were 6.00% and 5.91%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. At March 31, 2008 and December 31, 2007, the rates applicable to LHL’s outstanding LIBOR borrowings were 3.59% and 5.90%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates at March 31, 2008 were 3.50% and 2.25% for the $5,400 and $37,100 bonds, respectively. The interest rates at December 31, 2007 were 4.95% and 3.49% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which was reduced from 1.35% to 1.10% in February 2008.

(d)	The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(e)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates at March 31, 2008 and December 31, 2007 were 3.35% and 5.65%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The Company intends to exercise its first extension option upon initial maturity.

(f)	Mortgage debt includes unamortized loan premiums on the mortgage loans on Le Parc Suite Hotel and Hotel Deca of $26 and $466, respectively, as of March 31, 2008, and $107 and $483, respectively, as of December 31, 2007.

        The Company incurred interest expense of $11,469 and $11,443 for the three months ended March 31, 2008 and 2007, respectively. Included in interest expense is amortization of deferred financing fees of $343 and $566 for the three months ended March 31, 2008 and 2007, respectively. Interest was capitalized in the amounts of $1,390 and $789 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the Company was current on all loan payments and in compliance with all debt covenants under the credit facilities and mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450,000. On January 14, 2008, the Company amended the credit facility to increase the maximum borrowing from $300,000 to $450,000. On April 13, 2007, the Company amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2008, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three months ended March 31, 2008 and 2007, the weighted average interest rate for borrowings under the senior unsecured credit facility was 4.3% and 6.8%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2008. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $105 and $142 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, the Company had $152,000 and $56,000, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On April 13, 2007, LHL amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2008, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three months ended March 31, 2008 and 2007, the weighted average interest rate for borrowings under the LHL credit facility was 4.4% and 6.8%, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding at March 31, 2008. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of $4 and $10 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, LHL had $11,424 and $14,416, respectively, of outstanding borrowings under the LHL credit facility.

5.	Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, Hilton San Diego Resort and Hotel Solamar, and the parking lot at Sheraton Bloomington Hotel Minneapolis South, are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The lease on the parking lot at the Sheraton Bloomington Hotel Minneapolis South expires in 2014, but the Company has an option to extend for 7 years to 2021. None of the remaining leases expire prior to 2020. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense for the three months ended March 31, 2008 and 2007 was $1,548 and $1,441, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash. As of March 31, 2008, $3,761 was available in restricted cash reserves for future capital expenditures.

Restricted Cash Reserves

At March 31, 2008, the Company held $9,023 in restricted cash reserves. Included in such amounts are (i) $3,761 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $5,245 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments, and (iii) $17 of tenant security deposits held in cash accounts per leases.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company understands that Lehman Brothers is now the real party in interest after having acquired a controlling stake in the Meridien entities that are parties to the Dallas and New Orleans lawsuits. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases at the date of termination, if any.

With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3,903, plus post-judgment interest. Both parties cross-appealed, and on February 11, 2008 the Texas Court of Appeals affirmed the lower court’s ruling that Meridien defaulted and is not entitled to payment of fair market value. The appellate court also affirmed that award of damages in the amount of holdover rent, but reduced the amount of the final judgment entered for the Company by approximately $1,390. The Company has asked the Court of Appeals to reconsider its rulings in two respects: (i) whether Meridien Hotels, Inc. should be jointly and severally liable for the payment of the judgment; and (ii) whether the Company is entitled to pre-judgment interest on the amount of holdover rent that was not timely paid by Meridien during its wrongful holdover. That application is pending.

With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of $5,700, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7,800 surety bond, which was secured by $5,900 of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7,800 surety bond was released and the $5,900 restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value of the lease to be $8,572, plus interest. On July 18, 2005, the Company posted a $8,633 surety bond, which was secured by $8,980 of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4,130. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4,174 bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8,633 bond and obtained a new $12,807 letter of credit which serves as collateral for the $8,633 bond and the $4,174 bond. The Louisiana court of appeals heard argument on the Company’s appeal from the trial court’s judgment on April 3, 2007, and issued its decision on April 16, 2008. The Appeals Court vacated the trial court’s determination and award of fair market value, affirmed the trial court’s judgment that Meridien was not in default of the lease, reduced Meridien’s attorney’s fee award to $2,753, and ordered that the matter be sent back to arbitration for a recalculation of fair market value. The Company is evaluating the decision and is considering its options.

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

Expense Recognized For the Year Ended	Estimated Arbitration “Award”	Legal Fees Related to Litigation	Holdover Rent	Expected Reimbursement of Legal fees	Net Contingent Lease Termination Expense
December 31, 2002 (1)	$5,749	$2,610	$(4,844)	$(995)	$2,520
December 31, 2003	—	—	—	—	—
December 31, 2004	—	1,350	—	(500)	850
December 31, 2005	—	1,000	—	—	1,000
December 31, 2006	—	800	—	—	800
December 31, 2007	—	—	—	—	—
March 31, 2008 (2)	—	—	—	—	—

Cumulative Expense Recognized as of March 31, 2008	$5,749	$5,760	$(4,844)	$(1,495)	$5,170

(1)	Recognized in quarter ended December 31, 2002.

(2)	Recognized in quarter ended March 31, 2008.

In September 2004 and June 2005, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 and $1,000, respectively, due to litigation timeline changes. In September 2006, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $800 in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of $1,581 as of March 31, 2008, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

6.	Shareholders’ Equity and Minority Interest

Common Shares of Beneficial Interest

On January 1, 2008, executives and employees of the Company surrendered 29,945 common shares of beneficial interest to the Company to pay taxes at the time restricted shares vested. The Company re-issued 3,515 treasury shares as compensation to the Board of Trustees.

On January 1, 2008, the Company issued an aggregate of 8,817 common shares of beneficial interest, including 5,302 deferred shares to the independent members of its Board of Trustees for their 2007 compensation. These common shares were issued under the 1998 Plan.

Common Operating Partnership Units

As of March 31, 2008, the Operating Partnership had 103,530 common units outstanding, representing a 0.3% partnership interest held by the limited partners. As of March 31, 2008, approximately $2,974 of cash or the equivalent value in common shares, at our option, would be paid to the limited partners of the Operating Partnership if the partnership was terminated. The approximate value of $2,974 is equivalent to the units outstanding valued at the Company’s March 31, 2008 closing share price of $28.73, which we assume would be equal to the value provided to the limited partners upon liquidation of the Operating Partnership.

Common Dividends

The Company paid the following dividends on common shares/units during the three months ended March 31, 2008:

Dividend per Share/Unit	For the Month	Declared	Record Date	Payable Date
$0.17	31-Dec-2007	15-Oct-2007	31-Dec-2007	15-Jan-2008
$0.17	31-Jan-2008	15-Jan-2008	31-Jan-2008	15-Feb-2008
$0.17	29-Feb-2008	15-Jan-2008	29-Feb-2008	14-Mar-2008

Treasury Shares

Treasury shares are accounted for under the cost method. In January 2008, the Company repurchased 29,945 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued 3,515 treasury shares as compensation to the Board of Trustees for 2007. At March 31, 2008, there were 26,430 common shares of beneficial interest in treasury.

Preferred Shares

On March 6, 2007, the Company redeemed all 3,991,900 outstanding 10 1/4% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) for $99,797 ($25.00 per share) plus accrued distributions through March 6, 2007 of $1,847. The fair value of the Series A Preferred Shares exceeded the carrying value of the Series A Preferred Shares by $3,868, the amount of offering costs related to the Series A Preferred Shares, which is included in the determination of net income applicable to common shareholders for the three months ended March 31, 2007.

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

The following Preferred Shares were outstanding as of March 31, 2008:

Security Type	Number of Shares
8 3/8% Series B Preferred Shares	1,100,000
7 1/2% Series D Preferred Shares	3,170,000
8% Series E Preferred Shares	3,500,000
7 1/4% Series G Preferred Shares	4,000,000

Preferred Operating Partnership Units

The Series C Preferred Units have no stated maturity date or mandatory redemption. The Series C Preferred Units are redeemable for Series C Preferred Shares (liquidation preference $25.00 per share), $.01 par value per share, of the Company or cash at the Company’s election. As of March 31, 2008, the redemption value of the Series C Preferred Units was $58,722 based on the redemption price of $25.00 per unit. The Company is not required to set aside funds to redeem the Series C Preferred Units and the Company may not optionally redeem the Series C Preferred Units prior to January 1, 2021, except the Company may redeem the Series C Preferred Units during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified.

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

The following Preferred Units were outstanding as of March 31, 2008:

Unit Type	Number of Units
7 1/4% Series C Preferred Units	2,348,888
Variable Series F Preferred Units	1,098,348

Preferred Dividends

The Company paid the following dividends on preferred shares/units during the three months ended March 31, 2008:

Share/ Unit	Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Share	8 3/8% Series B	$0.52	31-Dec-2007	1-Jan-2008	15-Jan-2008
Unit	7 1/4% Series C	$0.45	31-Dec-2007	1-Jan-2008	15-Jan-2008
Share	7 1/2% Series D	$0.47	31-Dec-2007	1-Jan-2008	15-Jan-2008
Share	8% Series E	$0.50	31-Dec-2007	1-Jan-2008	15-Jan-2008
Unit	Variable Series F	$0.41	31-Dec-2007	1-Jan-2008	15-Jan-2008
Share	7 1/4% Series G	$0.45	31-Dec-2007	1-Jan-2008	15-Jan-2008

7.	Share Option and Incentive Plan

In April 1998, the Board of Trustees adopted and the shareholders approved the 1998 Plan that is currently administered by the Compensation Committee of the Board of Trustees. The Company’s employees and the hotel operators and their employees generally are eligible to participate in the 1998 Plan.

The 1998 Plan authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash for trustees’ fees, (iv) grants of common shares of beneficial interest in lieu of cash compensation, and (v) the making of loans to acquire common shares of beneficial interest in lieu of compensation. The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares of beneficial interest on the date of grant. Options under the 1998 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three to four year period. The duration of each option is also determined by the Compensation Committee; however, the duration of each option shall not exceed 10 years from date of grant. There were no unvested stock options outstanding as of March 31, 2008. There are 2,800,000 common shares of beneficial interest authorized for issuance under the 1998 Plan. At March 31, 2008, there were 852,855 common shares available for future grant under the 1998 Plan.

Service Condition Nonvested Share Awards

From time to time, the Company awards nonvested shares under the 1998 Plan to members of the Board of Trustees, executives, and employees. The nonvested shares generally vest over three to five years based on continued employment. The Company measures compensation costs for the nonvested shares based upon the fair market value of its common stock at the date of grant. Compensation costs are recognized on a straight-line basis over the vesting period and are included in general and administrative expense in the accompanying consolidated statements of operations.

A summary of the Company’s nonvested shares as of March 31, 2008 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2008	285,280	$37.82
Granted	—	—
Vested	(90,624)	34.75
Forfeited	—	—

Nonvested at March 31, 2008	194,656	$39.25

As of March 31, 2008 and December 31, 2007, there were $6,511 and $7,391, respectively, of total unrecognized compensation costs related to nonvested share awards granted under the 1998 Plan. As of March 31, 2008 and December 31, 2007, these costs were expected to be recognized over a weighted–average period of 1.5 and 1.7 years, respectively. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $2,891 and $3,135, respectively. The compensation costs (net of estimated forfeitures) for the 1998 Plan that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $832 and $807 for the three months ended March 31, 2008 and 2007, respectively.

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

•	The valuation has been performed in a risk-neutral framework, so no assumption has been made with respect to an equity risk premium.

Employee Behavioral Assumptions

•	As termination of employment results in forfeiture of the award, demographic assumptions have not been used.

The assumptions used were as follows for each performance measure:

	2007 Grant			2006 Grant
	Target Amounts	NAREIT Index	Peer Companies	Target Amounts	NAREIT Index	Peer Companies
Volatility	25.8%	25.8%	25.8%	24.4%	24.4%	24.4%
Interest rates	3.07%	3.07%	3.07%	4.74%	4.74%	4.74%
Dividend yield	N/A	N/A	N/A	1.32%	1.32%	1.32%
Stock beta	N/A	1.123	1.004	N/A	.947	.967
Fair value of components of award	$28.69	$35.22	$35.39	$43.29	$51.47	$50.72
Weighting of total award	20%	40%	40%	20%	40%	40%

A summary of the Company’s long-term performance-based share awards as of March 31, 2008 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	76,866	$40.35
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2008	76,866	$40.35

As of March 31, 2008 and December 31, 2007, there were $2,615 and $2,769, respectively, of total unrecognized compensation costs related to long-term performance-based share awards granted under the 1998 Plan. As of March 31, 2008 and December 31, 2007, these costs were expected to be recognized over a weighted–average period of 3.5 and 3.7 years, respectively. No long-term performance-based share awards were vested as of March 31, 2008 and December 31, 2007. The compensation costs related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $154 and $77 for the three months ended March 31, 2008 and 2007, respectively.

8.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, consist of the following expenses incurred by the hotels leased by LHL:

	For the three months ended March 31,
	2008	2007
General and administrative	$12,806	$11,483
Sales and marketing	9,879	9,242
Repairs and maintenance	5,798	6,034
Utilities and insurance	5,923	6,697
Management and incentive fees	3,585	4,069
Franchise fees	1,181	1,348
Other expenses	339	249

Total other indirect expenses	39,511	39,122
Other indirect hotel operating expenses related to discontinued operations	—	(661)

Total other indirect expenses related to continuing operations	$39,511	$38,461

As of March 31, 2008, LHL leases the following 29 hotels owned by the Company:

•	Seaview Resort and Spa

•	Harborside Hyatt Conference Center & Hotel

•	Hotel Viking

•	Topaz Hotel

•	Hotel Rouge

•	Hotel Madera

•	Hotel Helix

•	The Liaison Capitol Hill

•	Sheraton Bloomington Hotel Minneapolis South

•	Lansdowne Resort

•	Westin City Center Dallas

•	Hotel George

•	Indianapolis Marriott Downtown

•	Hilton Alexandria Old Town

•	Chaminade Resort and Conference Center

•	Hilton San Diego Gaslamp Quarter

•	The Grafton on Sunset

•	Onyx Hotel

•	Westin Copley Place

•	Hotel Deca

•	Hilton San Diego Resort

•	Donovan House

•	Le Parc Suite Hotel

•	Westin Michigan Avenue

•	Hotel Sax Chicago

•	Alexis Hotel

•	Hotel Solamar

•	Gild Hall

•	Hotel Amarano Burbank

The two remaining hotels in which the Company owns an interest, Le Montrose Suite Hotel and San Diego Paradise Point Resort, are leased directly to affiliates of the current hotel operators of those respective hotels.

For each of calendar years 2007, 2006, 2005 and 2004, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through March 31, 2008, Marriott made cure payments totaling $9,192 for the calendar years 2006, 2005 and 2004 to avoid termination. Marriott may recoup these amounts in the event certain future operating thresholds are attained. Through March 31, 2008, Marriott has recouped a total of $2,821 for the calendar years 2006, 2005 and 2004. The remaining amount may still be recouped; therefore, the Company recorded a deferred liability of $6,371 as of March 31, 2008 and December 31, 2007, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. On April 10, 2008, Marriott made a cure payment of $3,123 for the calendar year 2007 to avoid termination. The following is a reconciliation of the cure payments and deferred liability as of and for the quarter ended March 31, 2008 and the years ended December 31, 2007, 2006 and 2005:

		Cure Payment				Deferred
Year Ended December 31,	Notification Date	Performance Year	Date	Amount	Recoup Amount	Liability Balance
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	$6,371

			As of March 31, 2008	$9,192	$(2,821)
Payment received subsequent to March 31, 2008:
	February 26, 2008	2007	April 10, 2008	3,123	—	$9,494

			As of April 10, 2008	$12,315	$(2,821)

9.	Income Taxes

For the three months ended March 31, 2008, income tax benefit of $3,855 was comprised of a net state and local tax expense of $378 on the Operating Partnership’s income, and federal, state and local tax benefit of $4,233 on LHL’s loss of $11,358 before income tax benefit.

The components of the LHL income tax benefit were as follows:

	For the three months ended March 31,
	2008	2007
Federal
Current	$—	$160
Deferred	(3,600)	(2,819)
State and local
Current	293	103
Deferred	(926)	(979)

Total income tax benefit	$(4,233)	$(3,535)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

	For the three months ended March 31,
	2008	2007
“Expected” federal tax benefit at 34.5%	$(3,919)	$(3,157)
State income tax benefit, net of federal income tax effect	(607)	(641)
Other, net	293	263

Income tax benefit	$(4,233)	$(3,535)

The Company has estimated its income tax benefit using a combined federal and state rate of 39.9%. As of March 31, 2008, the Company had a deferred tax asset of $19,717 primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2022 through 2027 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent years cannot be reasonably estimated.

10.	Earnings Per Common Share

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

	For the three months ended March 31,
	2008	2007
Numerator:
Net loss applicable to common shareholders before discontinued operations and dividends on unvested restricted shares	$(14,830)	$(14,745)
Discontinued operations	—	30,397

Net (loss) income applicable to common shareholders before dividends on unvested restricted shares	(14,830)	15,652
Dividends on unvested restricted shares	(99)	(105)

Net (loss) income applicable to common shareholders, after dividends on unvested restricted shares	$(14,929)	$15,547

Denominator:
Weighted average number of common shares - basic	39,919,144	39,843,954
Effect of dilutive securities:
Unvested restricted shares	(45,018)	65,705
Stock options and compensation-related shares	155,002	203,213

Weighted average number of common shares - diluted	40,029,128	40,112,872

Basic Earnings Per Common Share:
Net loss applicable to common shareholders per weighted average common share before discontinued operations and after dividends on unvested restricted shares	$(0.37)	$(0.37)
Discontinued operations	—	0.76

Net (loss) income applicable to common shareholders per weighted average common share, after dividends on unvested restricted shares	$(0.37)	$0.39

Diluted Earnings Per Common Share:
Net loss applicable to common shareholders per weighted average common share before discontinued operations	$(0.37)	$(0.37)
Discontinued operations	—	0.76

Net (loss) income applicable to common shareholders per weighted average common share	$(0.37)	$0.39

11.	Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2008	2007
Interest paid, net of capitalized interest	$11,545	$10,741

Interest capitalized	$1,390	$789

Income taxes paid, net of refunds	$602	$64

Distributions payable (common shares)	$6,837	$5,629

Distributions payable (preferred shares)	$5,624	$5,624

Accrued capital expenditures	$9,646	$5,587

Issuance of common shares for board of trustees compensation	$153	$165

Repurchase of common shares (treasury)	$(955)	$(1,038)

In conjunction with the sale of hotel property, the Company disposed of the following assets and liabilities:
Proceeds on sale, net of closing costs	$—	$(67,053)
Other assets	—	(5,614)
Liabilities	—	1,202

Sale of hotel property	$—	$(71,465)

In conjunction with the property acquisition, the Company assumed the following assets and liabilities:
Property under development	$52,910	$—
Liabilities	(1,441)	—

Acquisition of property	$51,469	$—

12.	Subsequent Events

On April 10, 2008, the Company received a cure payment from Marriott of $3,123 for the calendar year 2007. Marriott made the payment to avoid termination of the management agreement at Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement (See Note 8).

On April 15, 2008, the Company declared monthly distributions on common shares of the Company and on common units of the Operating Partnership in the amount of $0.17 per common share of beneficial interest/unit for each of the months of April, May and June 2008.

The Company paid the following common and preferred dividends subsequent to March 31, 2008:

Security Type	Share/ Unit	Dividend per Share/Unit	For the Month/Quarter Ended		Declared	Record Date	Payable Date
Common	Share/Unit	$0.17	Month	31-Mar-2008	15-Jan-2008	31-Mar-2008	15-Apr-2008
8 3/8% Series B Preferred	Share	$0.52	Quarter	31-Mar-2008	n/a	1-Apr-2008	15-Apr-2008
7 1/4% Series C Preferred	Unit	$0.45	Quarter	31-Mar-2008	n/a	1-Apr-2008	15-Apr-2008
7 1/2% Series D Preferred	Share	$0.47	Quarter	31-Mar-2008	n/a	1-Apr-2008	15-Apr-2008
8% Series E Preferred	Share	$0.50	Quarter	31-Mar-2008	n/a	1-Apr-2008	15-Apr-2008
Variable Series F Preferred	Unit	$0.32	Quarter	31-Mar-2008	n/a	1-Apr-2008	15-Apr-2008
7 1/4% Series G Preferred	Share	$0.45	Quarter	31-Mar-2008	n/a	1-Apr-2008	15-Apr-2008

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250.0 million of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700.0 million. The Company, through the Operating Partnership, will own a 15.0% equity interest in the joint venture and have the opportunity to earn a promote, or incentive fee, based upon achieving specific return thresholds based on each partner’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75.0 million, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175.0 million, and (iii) any asset with an acquisition price between $75.0 million and $175.0 million will be offered on a rotational basis with the first acquisition allocated to the joint venture.

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

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	the possible failure of the Company to qualify as a REIT and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses; and

•	the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as updated elsewhere in this report.

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

The Company evaluates the hotels in its portfolio and potential acquisitions using the measures discussed above to determine each portfolio hotel’s contribution or acquisition hotel’s potential contribution toward reaching the Company’s goal of maintaining a reliable stream of income and moderate growth to shareholders. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire new hotel properties that meet its investment criteria. Currently, due to the dislocation between buyers and sellers, it is difficult to acquire hotels that fit our stringent investment criteria at prices that are generally acceptable to sellers.

In the first quarter of 2008, the economy continued to struggle under the weight of the housing recession, credit market turmoil and high energy prices. The lodging industry began to show signs of slowing growth with leisure customers leading the downward trend. In general, urban markets fared better during the quarter due to the larger amount of utilization by business travelers, the benefit from a weak dollar that improved international travel to the U.S., and the long term nature of convention business which is generally located in urban markets. The Company’s performance came in below the industry due to several property and market-specific factors, especially properties impacted by major renovations. In general, leisure travel was weak and group business was below last year’s first quarter and was replaced with lower rated transient business. As a result of meeting space renovations at two of our three largest hotels, group business and subsequently food and beverage revenues suffered from fewer banquets and functions compared to last year.

For the first quarter of 2008, the Company had net loss applicable to common shareholders of $14.8 million or $0.37 per diluted share. FFO was $9.8 million, or $0.25 per diluted share and EBITDA was $24.5 million. RevPAR for the hotel portfolio was $118.26, which is a decrease of 1.0% compared to the prior year period. Average daily rate increased 1.5 % to $183.08, while occupancy decreased by 2.4% to 64.6%. The Company’s hotel portfolio EBITDA decreased 11.7% and hotel portfolio EBITDA margins decreased 230 basis points due to lower occupancy, impact from recent and current renovations and repositioning, and the Easter holiday shift to March from April last year.

Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income, a GAAP measurement.

Critical Accounting Estimates

A significant portion of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated by the hotel operators to produce quarterly financial statements since the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing with the SEC by the filing deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and revenue and expense estimates for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically these differences have not been material. The Company believes the aggregate estimate of quarterly revenues and expenses recorded on the Company’s consolidated statements of operations are fairly stated.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion of critical accounting estimates.

The Company’s management has discussed the policy of using estimated hotel operating revenues and expenses and the contingent lease liability with the audit committee of its Board of Trustees. The audit committee has reviewed the Company’s disclosure relating to the estimates in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations section.

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Industry travel levels declined slightly in the quarter compared to prior year levels. On a year-over-year basis, overall industry supply growth exceeded a slight decline in demand in the quarter. For the industry, March’s results were negatively impacted by the Easter Holiday shift to March from April of 2007. For the Company, the quarter’s results were impacted by the negative effects of numerous redevelopments, repositioning and renovation projects and weaker convention calendars in Washington, D.C., San Diego and Chicago. Occupancies at properties leased to LHL decreased 2.2% from the prior year, while ADR increased 1.5% over the prior year resulting in a RevPAR decrease of 0.8% over the prior year.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (29 hotels as of March 31, 2008), including room revenue, food and beverage revenue, and other operating department revenue (which includes golf, telephone, parking and other ancillary revenues) decreased $2.6 million, from $125.2 million in 2007 to $122.6 million in 2008. This decrease is primarily due to the following:

•	$2.3 million decrease in room, food and beverage, and other revenue from The Liaison Capitol Hill due to an extensive hotel and restaurant renovation; and

•	$1.8 million decrease in food and beverage revenue from Westin Copley Place due to renovation of both ballrooms.

The above decreases are partially offset by the following increases:

•	$1.1 million increase in room, food and beverage, and other revenue from Hotel Sax Chicago due to hotel, lounge, and meeting facilities renovations completed in 2007; and

•

$1.0 million increase in room, food and beverage, golf and other ancillary revenue at Lansdowne Resort due to the new golf course that opened in May 2007, improved hotel facilities as a result of renovations, and a larger spa.

The remaining decrease of $0.6 million is primarily attributable to the 2.2% decline in occupancy.

Participating Lease Revenue

Participating lease revenue from hotels leased to third party lessees (two hotels as of March 31, 2008) had no change from 2007 to 2008, with $5.5 million in both periods. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating leases.

Other Income

Other income increased $0.3 million from $1.2 million in 2007 to $1.5 million in 2008. This increase is primarily due to the income from the retail leases at the Hotel Sax Chicago.

Hotel Operating Expenses

Hotel operating expenses increased $0.1 million from $90.3 million in 2007 to $90.4 million in 2008. This increase is primarily due to the following:

•	$2.3 million increase in general and administrative and sales and marketing expenses across the hotel portfolio primarily related to hotel repositioning and rebranding and increased staffing; and

•	$0.9 million increase in room, food and beverage, and other operating department expense from Hotel Sax Chicago due to hotel, lounge, and meeting facilities renovations completed in 2007.

The above increases are partially offset by the following decreases:

•	$1.4 million decrease due to a decrease in utilities, management fees, liability insurance, franchise fees, and property maintenance expenses; and

•	$1.0 million decrease in food and beverage expense from Westin Copley Place due to ballroom renovations.

The remaining decrease of $0.7 million is primarily attributed to lower operating costs from a decrease in occupancy.

Depreciation and Amortization

Depreciation and amortization expense increased $2.6 million from $22.1 million in 2007 to $24.7 million in 2008. This increase is primarily due to building and land improvements and purchases of furniture, fixtures and equipment across the hotel portfolio during 2008 and 2007.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses increased $0.7 million from $8.1 million in 2007 to $8.8 million in 2008. This increase is a result of an increase in real estate and personal property taxes of $0.9 million primarily from increases in assessments and rates at certain of the hotel properties, offset by a decrease in insurance premiums of $0.2 million.

Ground Rent

Ground rent increased $0.1 million from $1.4 million in 2007 to $1.5 million in 2008. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The increase is due to performance at the applicable hotels being slightly better in the 2008 period than the 2007 period.

General and Administrative Expenses

General and administrative expense decreased $0.2 million from $3.9 million in 2007 to $3.7 million in 2008 primarily as a result of a decrease in compensation costs.

Other Expenses

Other expenses increased $0.2 million from $0.6 million in 2007 to $0.8 million in 2008 primarily due to expenses related to renaming and repositioning of Hotel Sax Chicago and Donovan House.

Interest Income

Interest income decreased $0.7 million from $0.8 million in 2007 to $0.1 million in 2008 primarily due to short term cash investments in first quarter 2007 from the proceeds of an underwritten public offering of 4,000,000 shares of 7.25% Series G Cumulative Preferred Shares in November 2006 and the sale of LaGuardia in January 2007.

Interest Expense

Interest expense increased by $0.1 million from $11.4 million in 2007 to $11.5 million in 2008 due to an increase in the Company’s weighted average debt, partly offset by a decrease in the weighted average interest rate and an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $816.2 million in 2007 to $901.4 million in 2008, which includes increases from:

•	redemption of the Series A Preferred Shares in March 2007;

•	additional borrowing to purchase a controlling interest in the joint venture that acquired the 330 N. Wabash Avenue property in March 2008; and

•	additional borrowings under the Company’s credit facility to finance other capital improvements during 2008.

The above borrowings are offset by paydowns on outstanding debt from proceeds from:

•	the sale of LaGuardia in January 2007; and

•	operating cash flows.

The Company’s weighted average interest rate decreased from 5.3% in 2007 to 4.8% in 2008. Capitalized interest increased $0.6 million, from $0.8 million in 2007 to $1.4 million in 2008, primarily due to the renovation of the Donovan House and redevelopment of the 330 N. Wabash Avenue property as a super luxury hotel.

Income Taxes

Income tax benefit increased $0.5 million from $3.4 million in 2007 to $3.9 million in 2008. For the three months ended March 31, 2008, the REIT incurred state and local income tax expense of $0.4 million. LHL’s net loss before income tax benefit increased $2.2 million from a net loss of $9.2 million in 2007 to a net loss of $11.4 million in 2008. Accordingly, for the three months ended March 31, 2008, LHL recorded a deferred federal income tax benefit of $3.6 million (using an estimated tax rate of 31.7%). Also, in 2008, LHL recorded a current state and local tax expense of $0.3 million and a deferred state and local tax benefit of $0.9 million (using an estimated tax rate of 8.2%). The following table summarizes the change in income tax benefit (dollars in thousands):

	For the three months ended March 31,
	2008	2007
REIT state and local tax expense	$378	$81
LHL federal, state and local tax benefit	(4,233)	(3,535)

Total tax benefit	(3,855)	(3,454)
Less: LHL federal, state and local tax benefit related to discontinued operations	—	73

Total tax benefit from continuing operations	$(3,855)	$(3,381)

As of March 31, 2008, the Company had a deferred tax asset of $19.7 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2022 through 2027 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority Interest

Minority interest in consolidated entities represents the outside equity interest in the 330 N. Wabash Avenue property which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Minority interest of common units in the Operating Partnership represents the common unit limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to common units minority interest based on the weighted average percentage ownership throughout the year. At March 31, 2008, the limited partners held 0.3% of the common units of the Operating Partnership.

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The decrease in minority interest of preferred units in the Operating Partnership from $1.5 million in 2007 to $1.4 million in 2008 is a result of a lower LIBOR rate used in calculating the dividend rate of the Series F Preferred Units.

Discontinued Operations

Net income from discontinued operations decreased $30.4 million from $30.4 million in 2007 to zero in 2008. Net income from discontinued operations is a result of the sale of the LaGuardia in January 2007. The following table summarizes net income from discontinued operations for 2008 and 2007 (dollars in thousands):

	For the three months ended March 31,
	2008	2007
Net lease income from LaGuardia	$—	$240
Net operating loss from LaGuardia	—	(177)
Gain on sale of LaGuardia	—	30,262
Minority interest expense related to LaGuardia	—	(1)
Income tax benefit related to LaGuardia	—	73

Net income from discontinued operations	$—	$30,397

Distributions to Preferred Shareholders

Distributions to preferred shareholders decreased $1.9 million, from $7.5 million in 2007 to $5.6 million in 2008 due to the redemption of the Series A Preferred Shares on March 6, 2007.

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

The following is a reconciliation between net income applicable to common shareholders and FFO for the three months ended March 31, 2008 and 2007 (dollars in thousands, except share data):

	For the three months ended March 31,
	2008	2007
Funds From Operations (FFO):
Net (loss) income applicable to common shareholders	$(14,830)	$15,652
Depreciation	24,568	22,016
Amortization of deferred lease costs	123	124
Minority interest:
Minority interest in consolidated entities	(1)	—
Minority interest of common units in Operating Partnership	(19)	74
Minority interest in discontinued operations	—	1
Less: Equity in gain on sale of property	—	(30,262)

FFO	$9,841	$7,605

Weighted average number of common shares and units outstanding:
Basic	40,022,674	39,947,484
Diluted	40,132,658	40,216,403

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	For the three months ended March 31,
	2008	2007
Earnings Before Interest, Taxes,
Depreciation and Amortization (EBITDA):
Net (loss) income applicable to common shareholders	$(14,830)	$15,652
Interest expense	11,469	11,443
Income tax benefit:
Income tax benefit	(3,855)	(3,381)
Income tax benefit from discontinued operations	—	(73)
Depreciation and amortization	24,741	22,191
Minority interest:
Minority interest in consolidated entities	(1)	—
Minority interest of common units in Operating Partnership	(19)	74
Minority interest of preferred units in Operating Partnership	1,413	1,526
Minority interest in discontinued operations	—	1
Distributions to preferred shareholders	5,624	11,339

EBITDA	$24,542	$58,772

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

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of March 31, 2008, $3.8 million was available in restricted cash reserves for future capital expenditures.

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

Debt at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

				Balance Outstanding at
Debt	Interest Rate	Maturity Date		March 31, 2008	December 31, 2007
Credit facilities
Senior Unsecured Credit Facility	Floating (a)	April 2011	(a)	$152,000	$56,000
LHL Unsecured Credit Facility	Floating (b)	April 2011	(b)	11,424	14,416

Total borrowings under credit facilities				163,424	70,416

Massport bonds
Harborside Hyatt Conference Center & Hotel (taxable) (c)	Floating (c)	March 2018		5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt) (c)	Floating (c)	March 2018		37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%	May 2008	(d)	14,744	14,860
Gild Hall	Floating (e)	November 2008	(e)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009		39,377	39,661
San Diego Paradise Point Resort	5.25%	February 2009		59,352	59,729
Hilton Alexandria Old Town	4.98%	September 2009		31,833	32,032
Le Montrose Suite Hotel	8.08%	July 2010		13,328	13,392
Hilton San Diego Gaslamp Quarter	5.35%	June 2012		59,600	59,600
Hotel Solamar	5.49%	December 2013		60,900	60,900
Hotel Deca	6.28%	August 2014		10,306	10,360
Westin Copley Place	5.28%	August 2015		210,000	210,000
Westin Michigan Avenue	5.75%	April 2016		140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016		101,780	101,780

Mortgage loans				761,220	762,314
Unamortized loan premium (f)				492	590

Total mortgage loans				761,712	762,904

Total debt				$967,636	$875,820

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. At March 31, 2008, the rates applicable to the Company’s outstanding LIBOR borrowings of $75,000, $39,000 and $38,000 were 3.51%, 3.62% and 3.67%, respectively. At December 31, 2007, the rates applicable to the Company's outstanding LIBOR borrowings of $29,000 and $27,000 were 6.00% and 5.91%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. At March 31, 2008 and December 31, 2007, the rates applicable to LHL's outstanding LIBOR borrowings were 3.59% and 5.90%, respectively. LHL has the option to extend the credit facility's maturity date to April 2012.

(c)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates at March 31, 2008 were 3.50% and 2.25% for the $5,400 and $37,100 bonds, respectively. The interest rates at December 31, 2007 were 4.95% and 3.49% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which was reduced from 1.35% to 1.10% in February 2008.

(d)	The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(e)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates at March 31, 2008 and December 31, 2007 were 3.35% and 5.65%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The Company intends to exercise its first extension option upon initial maturity.

(f)	Mortgage debt includes unamortized loan premiums on the mortgage loans on Le Parc Suite Hotel and Hotel Deca of $26 and $466, respectively, as of March 31, 2008, and $107 and $483, respectively, as of December 31, 2007.

The Company incurred interest expense of $11.5 million and $11.4 million for the three months ended March 31, 2008 and 2007, respectively. Included in interest expense is amortization of deferred financing fees of $0.3 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively. Interest was capitalized in the amounts of $1.4 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the Company was current on all loan payments and in compliance with all debt covenants under the credit facilities and mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450.0 million. On January 14, 2008, the Company amended the credit facility to increase the maximum borrowing from $300.0 million to $450.0 million. On April 13, 2007, the Company amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2008, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three months ended March 31, 2008 and 2007, the weighted average interest rate for the borrowings under the senior unsecured credit facility was 4.3% and 6.8%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at March 31, 2008. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $0.1 million for the three months ended March 31, 2008 and 2007. At March 31, 2008 and December 31, 2007, the Company had $152.0 million and $56.0 million, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On April 13, 2007, LHL amended the credit facility to extend the credit facility maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2008, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the three months ended March 31, 2008 and 2007, the weighted average interest rate for borrowings under the LHL credit facility was 4.4% and 6.8%, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding at March 31, 2008. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of an immaterial amount for the three months ended March 31, 2008 and 2007. At March 31, 2008 and December 31, 2007, LHL had $11.4 million and $14.4 million, respectively, of outstanding borrowings under the LHL credit facility.

Sources and Uses of Cash

At March 31, 2008, the Company had $14.4 million of cash and cash equivalents and $9.0 million of restricted cash reserves. Additionally, the Company had $284.6 million available under the senior unsecured credit facility and $13.6 million available under the LHL credit facility.

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2008 primarily due to the operations of hotels leased by LHL and participating lease revenues from hotels leased to third parties, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $78.1 million for the three months ended March 31, 2008 primarily due to the purchase of the 330 N. Wabash Avenue property and outflows for improvements and additions at the hotels, partially offset by proceeds from restricted cash reserves.

Net cash provided by financing activities was $65.3 million for the three months ended March 31, 2008 primarily due to borrowings under credit facilities and contributions from a minority investor, partially offset by repayments under credit facilities, payment of distributions to the common shareholders and unitholders, payment of distributions to preferred shareholders and unitholders and mortgage loan repayments.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met through cash flows provided by operating activities, borrowings under the senior unsecured credit facility and equity issuances available under the shelf registration. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility, the issuance of other indebtedness, or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility, estimated cash flows from operations, the issuance of long-term unsecured and secured indebtedness and the issuance of additional equity securities. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition and development criteria have been achieved.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.

Contractual Obligations

The following is a summary of the Company's obligations and commitments as of March 31, 2008 (dollars in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Contractual Obligations		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$1,009,666	$138,799	$151,638	$129,392	$589,837
Borrowings under credit facilities (2)	181,410	5,930	11,861	163,619	—
Ground rent (3)	195,580	4,716	9,451	9,480	171,933
Massport bonds (1)	52,680	1,024	2,048	2,048	47,560
Purchase commitments (4)
Purchase orders and letters of commitment	42,494	42,494	—	—	—

Total obligations and commitments	$1,481,830	$192,963	$174,998	$304,539	$809,330

(1)

Amounts include principal and interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt. Interest expense on the variable rate debt is calculated based on the rate at March 31, 2008.

(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rate at March 31, 2008. It is assumed that the outstanding debt at March 31, 2008 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)

As of March 31, 2008, purchase orders and letters of commitment totaling approximately $42.5 million had been issued for renovations at the hotels. The Company has committed to these projects and anticipates making similar arrangements with the existing hotels or any future hotels that it may acquire.

The Hotels

On January 31, 2008, the Chaminade Resort and Conference Center re-opened after completion of renovations relating to an ongoing repositioning project. On March 28, 2008, the Donovan House re-opened after completion of a comprehensive renovation and repositioning project.

For each of calendar years 2007, 2006, 2005 and 2004, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through March 31, 2008, Marriott made cure payments totaling $9.2 million for the calendar years 2006, 2005 and 2004 to avoid termination. Marriott may recoup these amounts in the event certain future operating thresholds are attained. Through March 31, 2008, Marriott has recouped a total of $2.8 million for the calendar years 2006, 2005 and 2004. The remaining amount may still be recouped; therefore, the Company recorded a deferred liability of $6.4 million as of March 31, 2008 and December 31, 2007, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. On April 10, 2008, Marriott made a cure payment of $3.1 million for the calendar year 2007 to avoid termination. The following is a reconciliation of the cure payments and deferred liability as of and for the quarter ended March 31, 2008 and the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

		Cure Payment
Year Ended December 31,	Notification Date	Performance Year	Date	Amount	Recoup Amount	Deferred Liability Balance
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	$6,371

			As of March 31, 2008	$9,192	$(2,821)
Payment received subsequent to March 31, 2008:
	February 26, 2008	2007	April 10, 2008	3,123	—	$9,494

			As of April 10, 2008	$12,315	$(2,821)

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three months ended March 31, 2008 and 2007, respectively. ADR is calculated as the quotient of room revenue divided by the number of rooms sold, and RevPAR is calculated as the product of occupancy and ADR.

	For the three months ended March 31,
	2008	2007	Variance
Occupancy	64.6%	66.2%	-2.4%
ADR	183.08	180.35	1.5%
RevPAR	118.26	119.42	-1.0%

Joint Venture

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95% controlling interest, acquired floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46.0 million. The joint venture has developed plans to convert the existing vacant floors to a super luxury hotel. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company understands that Lehman Brothers is now the real party in interest after having acquired a controlling stake in the Meridien entities that are parties to the Dallas and New Orleans lawsuits. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases at the date of termination, if any.

With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3.9 million, plus post-judgment interest. Both parties cross-appealed, and on February 11, 2008 the Texas Court of Appeals affirmed the lower court’s ruling that Meridien defaulted and is not entitled to payment of fair market value. The appellate court also affirmed that award of damages in the amount of holdover rent, but reduced the amount of the final judgment entered for the Company by approximately $1.4 million. The Company has asked the Court of Appeals to reconsider its rulings in two respects: (i) whether Meridien Hotels, Inc. should be jointly and severally liable for the payment of the judgment; and (ii) whether the Company is entitled to pre-judgment interest on the amount of holdover rent that was not timely paid by Meridien during its wrongful holdover. That application is pending.

With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value of the lease to be $8.6 million, plus interest. On July 18, 2005, the Company posted a $8.6 million surety bond, which was secured by $9.0 million of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4.1 million. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4.2 million bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8.6 million bond and obtained a new $12.8 million letter of credit which serves as collateral for the $8.6 million bond and the $4.2 million bond. The Louisiana court of appeals heard argument on the Company’s appeal from the trial court’s judgment on April 3, 2007, and issued its decision on April 16, 2008. The Appeals Court vacated the trial court’s determination and award of fair market value, affirmed the trial court’s judgment that Meridien was not in default of the lease, reduced Meridien’s attorney’s fee award to $2.8 million, and ordered that the matter be sent back to arbitration for a recalculation of fair market value. The Company is evaluating the decision and is considering its options.

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

Expense Recognized For the Year Ended	Estimated Arbitration “Award”	Legal Fees Related to Litigation	Holdover Rent	Expected Reimbursement of Legal fees	Net Contingent Lease Termination Expense
December 31, 2002 (1)	$5,749	$2,610	$(4,844)	$(995)	$2,520
December 31, 2003	—	—	—	—	—
December 31, 2004	—	1,350	—	(500)	850
December 31, 2005	—	1,000	—	—	1,000
December 31, 2006	—	800	—	—	800
December 31, 2007	—	—	—	—	—
March 31, 2008 (2)	—	—	—	—	—

Cumulative Expense Recognized as of March 31, 2008	$5,749	$5,760	$(4,844)	$(1,495)	$5,170

(1)	Recognized in quarter ended December 31, 2002.

(2)	Recognized in quarter ended March 31, 2008.

In September 2004 and June 2005, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $0.9 million and $1.0 million, respectively, due to litigation timeline changes. In September 2006, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $0.8 million in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of $1.6 million as of March 31, 2008, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

The Company is exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of March 31, 2008, $225.9 million of the Company’s aggregate indebtedness (23.4% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $0.6 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $225.9 million, the balance at March 31, 2008.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2008. There were no changes to the Company’s internal control over financial reporting during the first quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Increases in interest rates may increase the Company’s interest expense.

As of March 31, 2008, $225.9 million of aggregate indebtedness (23.4% of total indebtedness) was subject to variable interest rates. An increase in interest rates could increase the Company’s interest expense and reduce its cash flow and may affect its ability to make distributions to shareholders and to service its indebtedness.

Property ownership through partnerships and joint ventures could limit the Company’s control of those investments.

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that its co-investors might become bankrupt, might at any time have different interests or goals from those of the Company, and may take action contrary to the Company’s instructions, requests, policies or objectives, including its policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include an impasse on decisions, such as a sale, because neither the Company’s co-investors nor the Company would have full control over the partnership or joint venture. In addition, one of our joint ventures is managed on a day-to-day basis by our partner, and we have only limited influence on operating decisions. The success of our investment in that joint venture is heavily dependent on the operating and financial expertise of our partner. There is no limitation under the Company’s organizational documents as to the amount of funds that may be invested in partnerships or joint ventures. The Company is currently a party to two joint ventures.

The terms of the agreements governing our joint ventures may limit our property acquisition opportunities.

We are currently a party to a joint venture with LIM. During the first three years of the joint venture, we must first offer certain property acquisition opportunities to the joint venture. During this period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75.0 million, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175.0 million, and (iii) any asset with an acquisition price between $75.0 million and $175.0 million will be offered on a rotational basis with the first acquisition allocated to the joint venture. The first offer requirement could result in the joint venture executing on acquisition opportunities identified by the Company. As a result, the Company may not be able to acquire directly properties that are attractively priced and satisfy the Company’s investment criteria.

Our selective development activities may be more costly than we have anticipated.

As part of our business strategy, we may selectively develop hotel properties, particularly upscale and full-service hotels in high barrier to entry and high demand markets. Hotel development involves substantial risks, including that:

•	actual development costs may exceed our budgeted or contracted amounts;

•	construction delays may prevent us from opening hotels on schedule;

•

conditions within capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or development of future properties;

•	we may not be able to obtain all necessary zoning, land use, building, occupancy, and construction permits;

•	our developed properties may not achieve our desired revenue or profit goals; and

•	we may incur substantial development costs and then have to abandon a development project before completion.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit

10.1	Total Commitments Increase Agreement dated as of January 14, 2008 among LaSalle Hotel Operating Partnership, L.P. and Branch Banking & Trust Company, BMO Capital Markets Financing, Inc., Bank of Montreal, Chicago Branch, The Royal Bank of Scotland PLC, Wachovia Bank, NA, Raymond James Bank, FSB, U.S. Bank National Association and National City Bank and Bank of Montreal, Chicago Branch, as Administrative Agent(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: April 23, 2008	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Total Commitments Increase Agreement dated as of January 14, 2008 among LaSalle Hotel Operating Partnership, L.P. and Branch Banking & Trust Company, BMO Capital Markets Financing, Inc., Bank of Montreal, Chicago Branch, The Royal Bank of Scotland PLC, Wachovia Bank, NA, Raymond James Bank, FSB, U.S. Bank National Association and National City Bank and Bank of Montreal, Chicago Branch, as Administrative Agent(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2007 and incorporated herein by reference.