Form 10-Q
period 2008-06-30
LASALLE HOTEL PROPERTIES
filed 2008-07-23
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 23, 2008
Common Shares of Beneficial Interest ($0.01 par value)	40,449,343
8 3/8% Series B Cumulative Redeemable Preferred Shares ( $0.01 par value)	1,100,000
7 1/2% Series D Cumulative Redeemable Preferred Shares ( $0.01 par value)	3,170,000
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4% Series G Cumulative Redeemable Preferred Shares ( $0.01 par value)	4,000,000

PART I. Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets:
Investment in hotel properties, net	$1,994,261	$1,885,423
Property under development	58,910	111,236
Cash and cash equivalents	8,810	26,050
Restricted cash reserves (Note 5)	9,381	11,929
Rent receivable	1,761	3,075
Hotel receivables (net of allowance for doubtful accounts of approximately $668 and $722, respectively)	42,448	26,151
Deferred financing costs, net	3,303	3,441
Deferred tax asset	16,325	15,117
Prepaid expenses and other assets	55,161	28,898

Total assets	$2,190,360	$2,111,320

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 4)	$177,517	$70,416
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $450 and $590, respectively) (Note 4)	745,949	762,904
Accounts payable and accrued expenses	96,022	85,308
Advance deposits	17,323	7,265
Accrued interest	3,636	3,926
Distributions payable	12,518	12,466

Total liabilities	1,095,465	984,785
Minority interest in consolidated entities (Note 3)	2,639	—
Minority interest of common units in Operating Partnership (redemption value of $2,602 and $3,303, respectively) (Notes 1 and 6)	695	747
Minority interest of preferred units in Operating Partnership (redemption value of $86,181) (Notes 1 and 6)	87,482	87,652
Commitments and contingencies (Note 5)

Shareholders’ Equity:
Preferred shares, $.01 par value, (liquidation preference $294,250), 40,000,000 shares authorized and 11,770,000 shares issued and outstanding (Note 6)	118	118
Common shares of beneficial interest, $.01 par value, 200,000,000 shares authorized; 40,449,772 shares issued and 40,449,343 outstanding, and 40,140,230 shares issued and outstanding, respectively (Note 6)	404	401
Treasury shares, at cost	(15)	—
Additional paid-in capital, net of offering costs of $42,679	1,129,971	1,128,708
Distributions in excess of retained earnings	(126,399)	(91,091)

Total shareholders’ equity	1,004,079	1,038,136

Total liabilities and shareholders’ equity	$2,190,360	$2,111,320

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenues:
Hotel operating revenues:
Room revenue	$127,203	$114,944	$207,701	$195,659
Food and beverage revenue	52,222	48,372	84,762	83,526
Other operating department revenue	14,318	13,017	23,889	22,355

Total hotel operating revenues	193,743	176,333	316,352	301,540
Participating lease revenue	5,057	7,143	10,564	12,660
Other income	2,496	1,240	4,040	2,438

Total revenues	201,296	184,716	330,956	316,638

Expenses:
Hotel operating expenses:
Room	27,361	24,054	48,848	44,895
Food and beverage	33,530	31,050	58,216	57,199
Other direct	6,640	6,316	11,328	11,143
Other indirect	46,575	44,336	86,086	82,797

Total hotel operating expenses	114,106	105,756	204,478	196,034
Depreciation and amortization	26,819	22,945	51,560	45,085
Real estate taxes, personal property taxes and insurance	9,865	8,299	18,666	16,445
Ground rent (Note 5)	1,997	1,728	3,545	3,169
General and administrative	4,170	3,488	7,828	7,398
Other expenses	682	658	1,504	1,233

Total operating expenses	157,639	142,874	287,581	269,364

Operating income	43,657	41,842	43,375	47,274
Interest income	26	199	109	1,023
Interest expense	(12,362)	(11,868)	(23,831)	(23,311)

Income before income tax (expense) benefit, minority interest, equity in earnings of joint venture and discontinued operations	31,321	30,173	19,653	24,986
Income tax (expense) benefit (Note 9)	(3,738)	(3,632)	117	(251)
Minority interest in loss of consolidated entities (Note 3)	4	—	5	—
Minority interest of common units in Operating Partnership (Notes 1 and 6)	(72)	(69)	(53)	(143)
Minority interest of preferred units in Operating Partnership (Notes 1 and 6)	(1,346)	(1,531)	(2,759)	(3,057)
Equity in earnings of joint venture	—	27	—	27

Income from continuing operations	26,169	24,968	16,963	21,562

Discontinued operations:
Income from operations of properties disposed of, including gain on disposal of assets	—	16	—	30,341
Minority interest, net of tax	—	—	—	(1)
Income tax benefit	—	—	—	73

Net income from discontinued operations	—	16	—	30,413

Net income	26,169	24,984	16,963	51,975
Distributions to preferred shareholders	(5,624)	(5,624)	(11,248)	(13,095)
Issuance costs of redeemed preferred shares (Note 6)	—	—	—	(3,868)

Net income applicable to common shareholders	$20,545	$19,360	$5,715	$35,012

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations—Continued

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Earnings per Common Share - Basic:
Net income applicable to common shareholders before discontinued operations and after dividends on unvested restricted shares	$0.51	$0.48	$0.14	$0.11
Discontinued operations	—	—	—	0.76

Net income applicable to common shareholders after dividends on unvested restricted shares	$0.51	$0.48	$0.14	$0.87

Earnings per Common Share - Diluted:
Net income applicable to common shareholders before discontinued operations	$0.51	$0.48	$0.14	$0.11
Discontinued operations	—	—	—	0.76

Net income applicable to common shareholders	$0.51	$0.48	$0.14	$0.87

Weighted average number of common shares outstanding:
Basic	39,919,144	39,854,720	39,919,144	39,849,367
Diluted	39,978,272	40,133,572	39,994,301	40,132,087

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(unaudited)

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$16,963	$51,975
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	51,560	45,136
Amortization of deferred financing costs and mortgage premiums	536	590
Minority interest in Operating Partnership	2,812	3,201
Minority interest in consolidated entities	(5)	—
Gain on sale of hotel property	—	(30,278)
Deferred compensation	2,054	1,766
Allowance for doubtful accounts	(54)	136
Changes in assets and liabilities:
Restricted cash reserves, net	(382)	(1,037)
Rent receivable	1,314	(2,134)
Hotel receivables	(16,243)	(10,919)
Deferred tax asset	(1,208)	(483)
Prepaid expenses and other assets	(26,658)	(13,866)
Accounts payable and accrued expenses	10,548	6,655
Advance deposits	10,058	5,589
Accrued interest	(290)	(146)

Net cash flow provided by operating activities	51,005	56,185

Cash flows from investing activities:
Improvements and additions to properties	(55,917)	(60,061)
Acquisition of property	(51,469)	—
Purchase of office furniture and equipment	(23)	(11)
Payment of deferred lease fees	—	(129)
Restricted cash reserves, net	2,930	4,457
Proceeds from sale of investment in hotel property	—	71,465

Net cash flow (used in) provided by investing activities	(104,479)	15,721

Cash flows from financing activities:
Borrowings under credit facilities	249,499	101,959
Repayments under credit facilities	(142,398)	(74,959)
Repayments of mortgage loans	(16,815)	(2,070)
Payment of deferred financing costs	(538)	(1,071)
Contributions from minority investor	2,644	—
Purchase of treasury shares	(955)	(1,038)
Proceeds from exercise of stock options	—	247
Redemption of preferred shares	—	(99,797)
Distributions-preferred shares/units	(14,177)	(17,544)
Distributions-common shares/units	(41,026)	(36,183)

Net cash flow provided by (used in) financing activities	36,234	(130,456)

Net change in cash and cash equivalents	(17,240)	(58,550)
Cash and cash equivalents, beginning of period	26,050	63,026

Cash and cash equivalents, end of period	$8,810	$4,476

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

As of June 30, 2008, the Company owned interests in 31 hotels with approximately 8,500 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. One of the hotels is leased to an unaffiliated lessee (an affiliate of whom also operates this hotel) and 30 of the hotels are leased to the Company’s taxable-REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly-owned subsidiary of LHL (see Note 8), including one hotel which transitioned from a lease with an unaffiliated lessee to a new lease with LHL as of June 1, 2008. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. Additionally, the Company owned a 95% joint venture interest in a property under development (see Note 3).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned 99.7% of the common units of the Operating Partnership at June 30, 2008. The remaining 0.3% was held by limited partners who held 103,530 limited partnership common units at June 30, 2008. A limited partner owns 2,348,888 Series C Preferred Units of limited interest in the Operating Partnership. In addition, a limited partner owns 1,098,348 Series F Preferred Units of limited interest in the Operating Partnership. See Note 6 for additional disclosures on common and preferred operating partnership units.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Stock-Based Compensation

From time to time, the Company awards nonvested shares under the 1998 Share Option and Incentive Plan (“1998 Plan”) as compensation to trustees, executive officers and employees. The shares vest over three to nine years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for estimated forfeitures. Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values. No options have been granted since 2002. Accordingly, there were no option-related costs for 2008 and 2007 since the options were fully vested by then.

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

Joint Ventures

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95% controlling interest, acquired floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46,000 plus acquisition costs. The joint venture has developed plans to convert the existing vacant floors to a super luxury hotel. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs are included in property under development in the accompanying consolidated balance sheet. The 5% interest of the outside partner is included in minority interest in consolidated entities in the accompanying consolidated balance sheet.

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250,000 of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700,000. The Company, through the Operating Partnership, will own a 15.0% equity interest in the joint venture and have the opportunity to earn additional capital gains, based upon achieving specific return thresholds based on the joint venture’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75,000, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175,000, and (iii) any asset with an acquisition price between $75,000 and $175,000 will be offered on a rotational basis with the first acquisition allocated to the joint venture. The Company accounts for its investment in this joint venture under the equity method of accounting. As of June 30, 2008 there were no acquisitions through the joint venture.

Discontinued Operations

Effective January 10, 2007, the Company entered into a contract to sell the LaGuardia Airport Marriott (“LaGuardia”). The asset was classified as held for sale at that time, and accordingly, depreciation was suspended. The Company sold LaGuardia on January 26, 2007 and recognized a gain of $30,401, of which $16 and $30,278 was recognized in the three and six months ended June 30, 2007, respectively. LaGuardia’s activity, including the gain on sale, is recorded in discontinued operations in the accompanying consolidated statements of operations. The Company utilized the sale of the hotel as the disposition property in the reverse 1031 exchange established in conjunction with the Hotel Solamar acquisition in August 2006. As a result, the Company’s gain was deferred for tax purposes. For the three and six months ended June 30, 2008, LaGuardia had zero revenues. For the three and six months ended June 30, 2007, LaGuardia had total revenues of zero and $1,988, respectively. For the three and six months ended June 30, 2008, LaGuardia had zero operating income before income tax benefit and minority interest. For the three and six months ended June 30, 2008 and 2007, LaGuardia had operating income before income tax benefit and minority interest of zero and $63, respectively. At June 30, 2008, the Company had no assets or liabilities related to the sale of LaGuardia.

4.	Long-Term Debt

Debt at June 30, 2008 and December 31, 2007 consisted of the following:

			Balance Outstanding at
Debt	Interest Rate	Maturity Date	June 30, 2008	December 31, 2007
Credit facilities
Senior Unsecured Credit Facility	Floating (a)	April 2011 (a)	$169,000	$56,000
LHL Unsecured Credit Facility	Floating (b)	April 2011 (b)	8,517	14,416

Total borrowings under credit facilities			177,517	70,416

Massport bonds
Harborside Hyatt Conference Center & Hotel (taxable) (c)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt) (c)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%	May 2008 (d)	—	14,860
Gild Hall	Floating (e)	November 2008 (e)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009	39,086	39,661
San Diego Paradise Point Resort	5.25%	February 2009	58,978	59,729
Hilton Alexandria Old Town	4.98%	September 2009	31,635	32,032
Le Montrose Suite Hotel	8.08%	July 2010	13,267	13,392
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	6.28%	August 2014	10,253	10,360
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans			745,499	762,314
Unamortized loan premium (f)			450	590

Total mortgage loans			745,949	762,904

Total debt			$965,966	$875,820

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. At June 30, 2008, the rates applicable to the Company’s outstanding LIBOR borrowings of $83,000 and $86,000 were 3.29% and 3.28%, respectively. At December 31, 2007, the rates applicable to the Company’s outstanding LIBOR borrowings of $29,000 and $27,000 were 6.00% and 5.91%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.
(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. At June 30, 2008 and December 31, 2007, the rates applicable to LHL’s outstanding LIBOR borrowings were 3.18% and 5.90%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.
(c)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates at June 30, 2008 were 2.75% and 1.62% for the $5,400 and $37,100 bonds, respectively. The interest rates at December 31, 2007 were 4.95% and 3.49% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which was reduced from 1.35% to 1.10% in February 2008.
(d)	The Company repaid the mortgage loan through borrowings on its credit facilities upon maturity.
(e)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates at June 30, 2008 and December 31, 2007 were 3.23% and 5.65%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The Company intends to exercise its first extension option upon initial maturity.
(f)	Mortgage debt includes unamortized loan premiums on the mortgage loans on Le Parc Suite Hotel and Hotel Deca of zero and $450, respectively, as of June 30, 2008, and $107 and $483, respectively, as of December 31, 2007.

The Company incurred interest expense of $12,362 and $23,831 for the three and six months ended June 30, 2008, respectively, and $11,868 and $23,311 for the three and six months ended June 30, 2007, respectively.

Included in interest expense is amortization of deferred financing fees of $333 and $676 for the three and six months ended June 30, 2008, respectively, and $208 and $775 for the three and six months ended June 30, 2007, respectively. Interest was capitalized in the amounts of $682 and $2,072 for the three and six months ended June 30, 2008, respectively, and $832 and $1,621 for the three and six months ended June 30, 2007, respectively.

As of June 30, 2008, the Company was current on all loan payments and in compliance with all debt covenants under the mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450,000. On January 14, 2008, the Company amended the credit facility to increase the maximum borrowing from $300,000 to $450,000. On April 13, 2007, the Company amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2008, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the senior unsecured credit facility was 3.4% and 3.7% for the three and six months ended June 30, 2008, respectively, and 6.1% and 6.2% for the three and six months ended June 30, 2007, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2008. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $83 and $188 for the three and six months ended June 30, 2008, respectively, and $89 and $231 for the three and six months ended June 30, 2007, respectively. At June 30, 2008 and December 31, 2007, the Company had $169,000 and $56,000, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On April 13, 2007, LHL amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2008, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 3.3% and 4.0% for the three and six months ended June 30, 2008, respectively, and 6.2% and 6.3% for the three and six months ended June 30, 2007, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding at June 30, 2008. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of $5 and $9 for the three and six months ended June 30, 2008, respectively, and $4 and $14 for the three and six months ended June 30, 2007, respectively. At June 30, 2008 and December 31, 2007, LHL had $8,517 and $14,416, respectively, of outstanding borrowings under the LHL credit facility.

5.	Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, Hilton San Diego Resort and Hotel Solamar, and the parking lot at Sheraton Bloomington Hotel Minneapolis South, are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The lease on the parking lot at the Sheraton Bloomington Hotel Minneapolis South expires in 2014, but the Company has an option to extend for 7 years to 2021. None of the remaining leases expire prior to 2020. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview

Resort and Spa is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense was $1,997 and $3,545 for the three and six months ended June 30, 2008, respectively, and $1,728 and $3,169 for the three and six months ended June 30, 2007, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash. As of June 30, 2008, $3,565 was available in restricted cash reserves for future capital expenditures.

Restricted Cash Reserves

At June 30, 2008, the Company held $9,381 in restricted cash reserves. Included in such amounts are (i) $3,565 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $5,799 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments, and (iii) $17 of tenant security deposits held in cash accounts per leases.

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

In connection with the termination of the Meridien affiliates at these hotels, the Company is currently in litigation with Meridien and related affiliates. The Company understands that Lehman Brothers is now the real party in interest after having acquired a controlling stake in the Meridien entities that are parties to the Dallas and New Orleans lawsuits. The Company believes its sole potential obligation in connection with the termination of the leases is to pay fair market value of the leases at the date of termination if any.

With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3,903, plus post-judgment interest. Both parties cross-appealed, and on February 11, 2008 the Texas Court of Appeals affirmed the lower court’s ruling that Meridien defaulted and is not entitled to payment of fair market value. The appellate court also affirmed the award of damages in the amount of holdover rent, but reduced the amount of the final judgment entered for the Company by approximately $1,390. The Company has asked the Court of Appeals to reconsider its rulings in two respects: (i) whether Meridien Hotels, Inc. should be jointly and severally liable for the payment of the judgment; and (ii) whether the Company is entitled to pre-judgment interest on the amount of holdover rent that was not timely paid by Meridien during its wrongful holdover. On May 28, 2008, the Court of Appeals modified its prior decision to provide for an award of pre-judgement interest to the Company, entered a new judgement, and remanded to the trial court to determine the amount of pre-judgement interest to be awarded to the Company. Meridien did not timely file an objection to the Court’s decision, and the Company anticipates that the trial court will issue a new scheduling order to resolve and otherwise act on its mandate to award pre-judgement interest to the Company.

With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of $5,700, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7,800 surety bond, which was secured by $5,900 of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7,800 surety bond was released and the $5,900 restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value of the lease to be $8,572, plus interest. On July 18, 2005, the Company posted a $8,633 surety bond, which was secured by $8,980 of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4,130. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4,174 bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8,633 bond and obtained a new $12,807 letter of credit which serves as collateral for the $8,633 bond and the $4,174 bond. The Louisiana court of appeals heard argument on the Company’s appeal from the trial court’s judgment on April 3, 2007, and issued its decision on April 16, 2008. The Appeals Court vacated the trial court’s determination and award of fair market value, affirmed the trial court’s judgment that Meridien was not in default of the lease, reduced Meridien’s attorney’s fee award to $2,753, and ordered that the matter be sent back to arbitration for a recalculation of fair market value. The Company unsuccessfully petitioned the Court of Appeals for a rehearing, and is considering its options. Pending final resolution of the Company’s default claims, Meridien has demanded arbitration of fair market value, and the Company has answered that demand. The Company applied for a writ of certiorari to the Supreme Court of Louisiana, asking for review of the appellate court’s decision on the default and wrongful injunction issues. Pending the Supreme Court of Louisiana’s response to that application, the trial court stayed the FMV arbitration.

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

Expense Recognized For the Year Ended	Estimated Arbitration “Award”	Legal Fees Related to Litigation	Holdover Rent	Expected Reimbursement of Legal fees	Net Contingent Lease Termination Expense
December 31, 2002 (1)	$5,749	$2,610	$(4,844)	$(995)	$2,520
December 31, 2003	—	—	—	—	—
December 31, 2004	—	1,350	—	(500)	850
December 31, 2005	—	1,000	—	—	1,000
December 31, 2006	—	800	—	—	800
December 31, 2007	—	—	—	—	—
June 30, 2008 (2)	—	—	—	—	—

Cumulative Expense Recognized as of June 30, 2008	$5,749	$5,760	$(4,844)	$(1,495)	$5,170

(1)	Recognized in quarter ended December 31, 2002.
(2)	Recognized in six months ended June 30, 2008.

In September 2004 and June 2005, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $850 and $1,000, respectively, due to litigation timeline changes. In September 2006, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $800 in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of $1,503 as of June 30, 2008, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

6.	Shareholders’ Equity and Minority Interest

Stock Purchase Rights

In connection with the acquisition of the initial hotels, the Company granted 1,280,569 rights to purchase common shares of beneficial interest at the exercise price of $18.00 per share. The Company recorded these rights in shareholders’ equity at their fair value on the date of grant. All rights had a one-year vesting period and a 10-year term. On April 28, 2008, the remaining outstanding 160,986 exercisable rights expired, resulting in no outstanding exercisable rights as of June 30, 2008.

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

On May 31, 2008 and June 25, 2008, the Company granted 175,000 and 162,500 restricted common shares of beneficial interest, respectively, to the Company’s executives. The restricted shares granted vest over three to nine years, starting June 30, 2011. These common shares of beneficial interest were issued under the 1998 Plan.

During the quarter ended June 30, 2008, the Company received 1,957 common shares of beneficial interest related to the forfeiture of restricted shares due to employee resignations. The Company re-issued 27,958 treasury shares related to the issuance of restricted common shares of beneficial interest in May 2008. At June 30, 2008, there were 429 common shares of beneficial interest in treasury.

Common Operating Partnership Units

As of June 30, 2008, the Operating Partnership had 103,530 common units outstanding, representing a 0.3% partnership interest held by the limited partners. As of June 30, 2008, approximately $2,602 of cash or the equivalent value in common shares, at our option, would be paid to the limited partners of the Operating Partnership if the partnership was terminated. The approximate value of $2,602 is equivalent to the units outstanding valued at the Company’s June 30, 2008 closing share price of $25.13, which would be equal to the value provided to the limited partners upon liquidation of the Operating Partnership.

Common Dividends

The Company paid the following dividends on common shares/units during the six months ended June 30, 2008:

Dividend per Share/Unit	For the Month	Declared	Record Date	Payable Date
$0.17	31-Dec-2007	15-Oct-2007	31-Dec-2007	15-Jan-2008
$0.17	31-Jan-2008	15-Jan-2008	31-Jan-2008	15-Feb-2008
$0.17	29-Feb-2008	15-Jan-2008	29-Feb-2008	14-Mar-2008
$0.17	31-Mar-2008	15-Jan-2008	31-Mar-2008	15-Apr-2008
$0.17	30-Apr-2008	15-Apr-2008	30-Apr-2008	15-May-2008
$0.17	31-May-2008	15-Apr-2008	30-May-2008	13-Jun-2008

Treasury Shares

Treasury shares are accounted for under the cost method. In January 2008, the Company repurchased 29,945 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued 3,515 treasury shares as compensation to the Board of Trustees for 2007. During the quarter ended June 30, 2008, the Company received 1,957 common shares of beneficial interest related to the forfeiture of restricted shares due to employee resignations. The Company re-issued 27,958 treasury shares related to the issuance of restricted common shares of beneficial interest in May 2008.

At June 30, 2008, there were 429 common shares of beneficial interest in treasury.

Preferred Shares

On March 6, 2007, the Company redeemed all 3,991,900 outstanding 10.25% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) for $99,797 ($25.00 per share) plus accrued distributions through March 6, 2007 of $1,847. The fair value of the Series A Preferred Shares exceeded the carrying value of the Series A Preferred by $3,868, the amount of offering costs related to the Series A Preferred Shares, which is included in the determination of net income applicable to common shareholders for the six months ended June 30, 2007.

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

The following Preferred Shares were outstanding as of June 30, 2008:

Security Type	Number of Shares
8 3/8% Series B Preferred Shares	1,100,000
7 1/2% Series D Preferred Shares	3,170,000
8% Series E Preferred Shares	3,500,000
7 1/4% Series G Preferred Shares	4,000,000

Preferred Operating Partnership Units

The Series C Preferred Units have no stated maturity date or mandatory redemption. The Series C Preferred Units are redeemable for Series C Preferred Shares (liquidation preference $25.00 per share), $.01 par value per share, of the Company or cash at the Company’s election. As of June 30, 2008, the redemption value of the Series C Preferred Units was $58,722 based on the redemption price of $25.00 per unit. The Company is not required to set aside funds to redeem the Series C Preferred Units and the Company may not optionally redeem the Series C Preferred Units prior to January 1, 2021, except the Company may redeem the Series C Preferred Units during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified.

The Series F Preferred Units issued by the Operating Partnership are not redeemable by the Operating Partnership prior to November 17, 2016. On or after this date, the Operating Partnership, at its option, may redeem the Series F Preferred Units, in whole or in part from time to time, for cash, at a redemption price $25.00 per unit, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. As of June 30, 2008, the redemption value of the Series F Preferred Units was $27,459 based on the redemption price of $25.00 per unit. Any Series F Preferred Unitholder may require the Operating Partnership to redeem the Series F Preferred Units held by that unitholder. The Company, as the sole general partner of the Operating Partnership, may, at its election, satisfy the unitholders’ redemption right by paying cash or common shares of the Company.

The following Preferred Units were outstanding as of June 30, 2008:

Unit Type	Number of Units
7 1/4% Series C Preferred Units	2,348,888
Variable Series F Preferred Units	1,098,348

Preferred Dividends

The Company paid the following dividends on preferred shares/units during the six months ended June 30, 2008:

Share/ Unit	Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Share	8 3/8% Series B	$0.52	31-Dec-2007	1-Jan-2008	15-Jan-2008
Share	8 3/8% Series B	$0.52	31-Mar-2008	1-Apr-2008	15-Apr-2008
Unit	7 1/4% Series C	$0.45	31-Dec-2007	1-Jan-2008	15-Jan-2008
Unit	7 1/4% Series C	$0.45	31-Mar-2008	1-Apr-2008	15-Apr-2008
Share	7 1/2% Series D	$0.47	31-Dec-2007	1-Jan-2008	15-Jan-2008
Share	7 1/2% Series D	$0.47	31-Mar-2008	1-Apr-2008	15-Apr-2008
Share	8 % Series E	$0.50	31-Dec-2007	1-Jan-2008	15-Jan-2008
Share	8 % Series E	$0.50	31-Mar-2008	1-Apr-2008	15-Apr-2008
Unit	Variable Series F	$0.41	31-Dec-2007	1-Jan-2008	15-Jan-2008
Unit	Variable Series F	$0.32	31-Mar-2008	1-Apr-2008	15-Apr-2008
Share	7 1/4% Series G	$0.45	31-Dec-2007	1-Jan-2008	15-Jan-2008
Share	7 1/4% Series G	$0.45	31-Mar-2008	1-Apr-2008	15-Apr-2008

7.	Share Option and Incentive Plan

In April 1998, the Board of Trustees adopted and the shareholders approved the 1998 Plan that is currently administered by the Compensation Committee of the Board of Trustees. The Company’s employees and the hotel operators and their employees generally are eligible to participate in the 1998 Plan.

The 1998 Plan authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash for trustees’ fees, (iv) grants of common shares of beneficial interest in lieu of cash compensation, and (v) the making of loans to acquire common shares of beneficial interest in lieu of compensation. The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares of beneficial interest on the date of grant. Options under the 1998 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three to four year period. The duration of each option is also determined by the Compensation Committee; however, the duration of each option shall not exceed 10 years from date of grant. There were no unvested stock options outstanding as of June 30, 2008. There are 2,800,000 common shares of beneficial interest authorized for issuance under the 1998 Plan. At June 30, 2008, there were 516,478 common shares available for future grant under the 1998 Plan.

Service Condition Nonvested Share Awards

From time to time, the Company awards nonvested shares under the 1998 Plan to members of the Board of Trustees, executives, and employees. The nonvested shares generally vest over three to nine years based on continued employment. The Company measures compensation costs for the nonvested shares based upon the fair market value of its common stock at the date of grant. Compensation costs are recognized on a straight-line basis over the vesting period and are included in general and administrative expense in the accompanying consolidated statements of operations.

A summary of the Company’s nonvested shares as of June 30, 2008 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2008	285,280	$37.82
Granted	337,500	29.61
Vested	(90,624)	34.75
Forfeited	(1,957)	35.62

Nonvested at June 30, 2008	530,199	$33.13

As of June 30, 2008 and December 31, 2007, there were $15,474 and $7,391, respectively, of total unrecognized compensation costs related to nonvested share awards granted under the 1998 Plan. As of June 30, 2008 and December 31, 2007, these costs were expected to be recognized over a weighted–average period of 3.8 and 1.7 years, respectively. The total fair value of shares vested during the three and six months ended June 30, 2008 was zero and $2,891, respectively, and during the three and six months ended June 30, 2007 was $47 and $3,182, respectively. The compensation costs (net of estimated forfeitures) for the 1998 Plan that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $914 and $1,746 for the three and six months ended June 30, 2008, respectively, and $804 and $1,611 for the three and six months ended June 30, 2007, respectively.

Long-Term Performance-Based Share Awards

On December 17, 2007 and December 20, 2006, the Company’s Board of Trustees granted 45,376 and 31,490 performance-based awards of nonvested shares to executives, respectively. The actual amounts of the awards will be determined on January 1, 2011 and January 1, 2010, respectively, and will depend on the “total return” of the Company’s common shares over a three-year period beginning with the closing price of the Company’s common stock on December 31, 2007 and December 31, 2006, respectively, and ending with the closing price of the Company’s common stock on December 31, 2010 and December 31, 2009, respectively. Forty percent of the awards will be based on the Company’s “total return” compared to the total return of the companies in the NAREIT Equity Index. “Total return” is as calculated by the NAREIT Equity Index and is the increase in the market price of a company’s common shares plus dividends declared thereon and assuming such dividends are reinvested. Forty percent of the awards will be based on the Company’s total return compared to the total return of six companies in a designated peer group of the Company. The final 20% of the awards will be based on the amount of the Company’s total return compared to a Board-established total return goal. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis described immediately above.

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

On May 31, 2008 and June 25, 2008, the Company’s Board of Trustees granted 125,000 and 87,500 performance-based awards of nonvested shares to executives, respectively. The actual amounts of the reward with respect to 62,500 shares will be determined on July 1, 2011 and will depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2008 and ending with the per-share closing price of the Company’s common shares on June 30, 2011. The actual amounts of the reward with respect to 75,000 shares will be determined on July 1, 2014 and depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2011 and ending with the per-share closing price of the Company’s common shares on June 30, 2014. The actual amounts of the reward with respect to 75,000 shares will be determined on July 1, 2017 and will depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2014 and ending with the per-share closing price of the Company’s common shares on June 30, 2017. Forty percent of the awards will be based on the Company’s “total return” compared to the total return of the companies in the NAREIT Equity Index. “Total return” is as calculated by the NAREIT Equity Index and is the increase in the market price of a company’s common shares plus dividends declared thereon and assuming such dividends are reinvested. Forty percent of the awards will be based on the Company’s total return compared to the total return of companies in a designated peer group of the Company and included in the NAREIT Equity Index. The final 20% of the awards will be based on the amount of the Company’s total return compared to a Board-established total return goal. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis described immediately above, and none of the performance shares is outstanding until issued in accordance with award agreement based on performance. After the actual amounts of the awards are determined (or earned) on July 1, 2011, July 1, 2014 and July 1, 2017, the earned shares will be issued and outstanding with a portion subject to further vesting.

Dividends will be deemed to have accrued on all of the earned shares, including those shares subject to further vesting, from June 30, 2008 until the determination dates, July 1, 2011, July 1, 2014 and July 1, 2017. Such accrued dividends will be paid to the awardees on or about July 1, 2011, July 1, 2014 and July 1, 2017. Thereafter, the awardees are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting. As of June 30, 2008, the fair values have not been determined by a third party valuation expert.

A summary of the Company’s long-term performance-based share awards as of June 30, 2008 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	76,866	$40.35
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2008	76,866	$40.35

As of June 30, 2008 and December 31, 2007, there were $2,461 and $2,769, respectively, of total unrecognized compensation costs related to long-term performance-based share awards granted under the 1998 Plan. As of June 30, 2008 and December 31, 2007, these costs were expected to be recognized over a weighted–average period of 3.3 and 3.7 years, respectively. No long-term performance-based share awards were vested as of June 30, 2008 and December 31, 2007. The compensation costs related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $154 and $308 for the three and six months ended June 30, 2008, respectively, and $77 and $155 for the three and six months ended June 30, 2007, respectively. The 2008 grants are not included in either the share table above or compensation expense since they are effective July 1, 2008.

8.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, consist of the following expenses incurred by the hotels leased by LHL:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
General and administrative	$14,057	$12,203	$26,863	$23,685
Sales and marketing	11,332	10,189	21,211	19,431
Repairs and maintenance	6,234	6,235	12,032	12,269
Utilities and insurance	5,907	6,095	11,830	12,793
Management and incentive fees	7,279	7,376	10,864	11,445
Franchise fees	1,381	1,717	2,562	3,065
Other expenses	385	521	724	769

Total other indirect expenses	46,575	44,336	86,086	83,457
Other indirect hotel operating expenses related to discontinued operations	—	—	—	(660)

Total other indirect expenses related to continuing operations	$46,575	$44,336	$86,086	$82,797

As of June 30, 2008, LHL leases the following 30 hotels owned by the Company:

• Seaview Resort and Spa	• Hilton San Diego Gaslamp Quarter
• Harborside Hyatt Conference Center & Hotel	• The Grafton on Sunset
• Hotel Viking	• Onyx Hotel
• Topaz Hotel	• Westin Copley Place
• Hotel Rouge	• Hotel Deca
• Hotel Madera	• Hilton San Diego Resort and Spa
• Hotel Helix	• Donovan House
• The Liaison Capitol Hill	• Le Parc Suite Hotel
• Sheraton Bloomington Hotel Minneapolis South	• Westin Michigan Avenue
• Lansdowne Resort	• Hotel Sax Chicago
• Westin City Center Dallas	• Alexis Hotel
• Hotel George	• Hotel Solamar
• Indianapolis Marriott Downtown	• Gild Hall
• Hilton Alexandria Old Town	• Hotel Amarano Burbank
• Chaminade Resort and Conference Center	• San Diego Paradise Point Resort

The remaining hotel in which the Company owns an interest, Le Montrose Suite Hotel, is leased directly to an affiliate of the current hotel operator.

For each of calendar years 2004 through 2007, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through June 30, 2008, Marriott made cure payments totaling $12,315 for the calendar years 2004 through 2007 to avoid termination. Marriott may recoup these amounts in the event certain future operating thresholds are attained.

Through June 30, 2008, Marriott has recouped a total of $2,821 for the calendar years 2004 through 2007. The remaining amount may still be recouped; therefore, the Company recorded a deferred liability of $9,494 and $6,371 as of June 30, 2008 and December 31, 2007, respectively, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The following is a reconciliation of the cure payments and deferred liability as of and for the six months ended June 30, 2008 and the years ended December 31, 2007, 2006 and 2005:

Year Ended December 31,	Notification Date	Cure Payment			Recoup Amount	Deferred Liability Balance
		Performance Year	Date	Amount
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	$6,371
2008*	February 26, 2008	2007	April 10, 2008	3,123	—	$9,494

			As of June 30, 2008	$12,315	$(2,821)

*	Six months ended June 30, 2008.

9.	Income Taxes

For the six months ended June 30, 2008, income tax benefit of $117 was comprised of a net state and local tax expense of $557 on the Company’s and Operating Partnership’s income, and federal, state and local tax benefit of $674 on LHL’s loss of $3,805 before income tax benefit. For the three months ended June 30, 2008, income tax expense of $3,738 was comprised of a net state and local tax expense of $181 on the Company’s and Operating Partnership’s income and federal, state and local tax expense of $3,557 on LHL’s income of $7,554 before income tax expense.

The Company has estimated its income tax benefit using a combined federal and state rate of 29.8%. As of June 30, 2008, the Company had a deferred tax asset of $16,325 primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2022 through 2027 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent years cannot be reasonably estimated.

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

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income applicable to common shareholders before discontinued operations and dividends on unvested restricted shares	$20,545	$19,344	$5,715	$4,599
Discontinued operations	—	16	—	30,413

Net income applicable to common shareholders before dividends on unvested restricted shares	20,545	19,360	5,715	35,012
Dividends paid on unvested restricted shares	(156)	(127)	(255)	(232)

Net income applicable to common shareholders, after dividends on unvested restricted shares	$20,389	$19,233	$5,460	$34,780

Denominator:
Weighted average number of common shares - basic	39,919,144	39,854,720	39,919,144	39,849,367
Effect of dilutive securities:
Unvested restricted shares	(58,214)	82,006	(62,164)	82,710
Stock options and compensation-related shares	117,342	196,846	137,321	200,010

Weighted average number of common shares - diluted	39,978,272	40,133,572	39,994,301	40,132,087

Basic Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations and after dividends on unvested restricted shares	$0.51	$0.48	$0.14	$0.11
Discontinued operations	—	—	—	0.76

Net income applicable to common shareholders per weighted average common share, after dividends on unvested restricted shares	$0.51	$0.48	$0.14	$0.87

Diluted Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations	$0.51	$0.48	$0.14	$0.11
Discontinued operations	—	—	—	0.76

Net income applicable to common shareholders per weighted average common share	$0.51	$0.48	$0.14	$0.87

11.	Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2008	2007
Interest paid, net of capitalized interest	$23,445	$22,682

Interest capitalized	$2,072	$1,621

Income taxes paid, net of refunds	$792	$828

Distributions payable (common shares)	$6,894	$6,835

Distributions payable (preferred shares)	$5,624	$5,624

Accrued capital expenditures	$4,837	$7,810

Issuance of common shares for board of trustees compensation	$153	$165

Repurchase of common shares (treasury)	$(955)	$(1,038)

In conjunction with the sale of hotel property, the Company disposed of the following assets and liabilities:
Proceeds on sale, net of closing costs	$—	$(67,069)
Other assets	—	(5,598)
Liabilities	—	1,202

Sale of hotel property	$—	$(71,465)

In conjunction with the property acquisition, the Company assumed the following assets and liabilities:
Property under development	$52,910	$—
Liabilities	(1,441)	—

Acquisition of property	$51,469	$—

12.	Subsequent Events

On July 15, 2008, the Company declared monthly distributions on common shares of the Company and on common units of the Operating Partnership in the amount of $0.175 per common share of beneficial interest/unit for each of the months of July, August and September 2008.

The Company paid the following common and preferred dividends subsequent to June 30, 2008:

Security Type	Share/ Unit	Dividend per Share/Unit	For the Month/Quarter Ended		Declared	Record Date	Payable Date
Common	Share/Unit	$0.17	Month	30-Jun-2008	15-Apr-2008	30-Jun-2008	15-Jul-2008
8 3/8% Series B Preferred	Share	$0.52	Quarter	30-Jun-2008	n/a	1-Jul-2008	15-Jul-2008
7 1/4% Series C Preferred	Unit	$0.45	Quarter	30-Jun-2008	n/a	1-Jul-2008	15-Jul-2008
7 1/2% Series D Preferred	Share	$0.47	Quarter	30-Jun-2008	n/a	1-Jul-2008	15-Jul-2008
8% Series E Preferred	Share	$0.50	Quarter	30-Jun-2008	n/a	1-Jul-2008	15-Jul-2008
Variable Series F Preferred	Unit	$0.26	Quarter	30-Jun-2008	n/a	1-Jul-2008	15-Jul-2008
7 1/4% Series G Preferred	Share	$0.45	Quarter	30-Jun-2008	n/a	1-Jul-2008	15-Jul-2008

On July 21, 2008 in connection with the Company’s previously announced succession plan, the board of trustees increased the number of trustees constituting the full board of trustees to eight, and appointed Michael D. Barnello, our President and Chief Operating Officer, as a trustee effective immediately (initially to the class of trustees whose terms expire in 2009) to serve until his successor is duly elected and qualified.

Also on July 21, 2008, Julio E. Morales was named Chief Accounting Officer of the Company effective immediately. Mr. Morales, 47, has been with the Company since June 2000 and has acted as Controller of the Company since that time. Mr. Morales will continue to have responsibility for the day-to-day accounting functions of the Company and will continue to report to Hans S. Weger, the Company’s Executive Vice President and Chief Financial Officer.

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

In the second quarter of 2008, the economy continued to weaken under the weight of the housing recession, financial market turmoil, growing unemployment and a financially strapped consumer. Due to the economic weakness, the lodging industry is experiencing slowing growth with leisure customers leading the downward trend. In general, leisure markets were soft while urban markets fared better during the quarter due to the larger amount of utilization by business travelers, the benefit from a weak dollar that improved international travel to the U.S., and the long term nature of convention business which is generally located in urban markets. The Company’s performance significantly outpaced the industry, primarily as a result of the ramp up from our numerous redevelopments, repositioning and renovation projects. Group room nights were up 8.8% in quarter compared to the same quarter last year, a result of the implementation of a general strategy to add group room nights through increased group sales personnel.

For the second quarter of 2008, the Company had net income applicable to common shareholders of $20.5 million or $0.51 per diluted share. FFO was $47.4 million, or $1.18 per diluted share and EBITDA was $70.5 million. RevPAR for the hotel portfolio was $174.38, which is an increase of 5.3% compared to the prior year period. Average daily rate increased 2.6% to $214.38 and occupancy increased by 2.6% to 81.3%. The Company’s hotel portfolio EBITDA increased 7.5% and hotel portfolio EBITDA margins increased 69 basis points due to a 5.3% increase in RevPAR, ramp up from our numerous redevelopments, repositioning and renovation projects, and reductions in property maintenance expense, energy costs and lower incentive management fees.

Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO, EBITDA, and Hotel EBITDA and a reconciliation of FFO, EBITDA, and Hotel EBITDA to net income, a GAAP measurement.

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

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Industry travel levels declined marginally in the quarter compared to prior year levels. On a year-over-year basis, overall industry supply growth substantially exceeded demand in the quarter. For the industry, April’s results were positively impacted by the Easter Holiday shift to the first quarter of 2008 vs. the second quarter of 2007, but the quarter was largely impacted by overall economic weakness. For the Company, the quarter’s favorable results were primarily a result of the ramp up from our numerous redevelopments, repositioning and renovation projects. Occupancies at properties leased to LHL increased 2.7% from the prior year and ADR increased 2.7% over the prior year resulting in a RevPAR increase of 5.5% over the prior year.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (30 hotels as of June 30, 2008), including room revenue, food and beverage revenue, and other operating department revenue (which includes golf, telephone, parking and other ancillary revenues) increased $17.4 million, from $176.3 million in 2007 to $193.7 million in 2008. This increase includes amounts that are not comparable year-over-year as follows:

•	$5.2 million increase in room, food and beverage, and other revenue from San Diego Paradise Point Resort due to the transition to a new lease with LHL as of June 1, 2008; and

•	$2.5 million increase in room, food and beverage, and other revenue from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

The remaining increase is primarily due to the following:

•	$2.2 million increase in room, food and beverage, and other revenue from Westin Copley Place due to improved hotel facilities as a result of restaurant, meeting facilities and ballroom renovations;

•	$2.0 million increase in room, food and beverage revenue from Hotel Sax Chicago due to hotel, lounge, and meeting facilities renovations completed in 2007;

•	$1.8 million increase in room, food and beverage, and other revenue from The Hilton San Diego Resort and Spa due to improved hotel facilities as a result of renovations;

•	$1.6 million increase in room, food and beverage, and other revenue from Alexis Hotel due to improved hotel facilities as a result of renovations;

•

$1.1 million increase in room, golf and other ancillary revenue at Lansdowne Resort due to an increase in RevPAR, primarily attributable to the new golf course that opened in May 2007, improved hotel facilities as a result of renovations, a larger spa, and improved group business;

•	$0.7 million increase in food and beverage revenue from Sheraton Bloomington Hotel Minneapolis South due to improved group business; and

•	$0.6 million increase in room, food and beverage, and other revenue from Hotel Viking due to an increase in RevPAR primarily attributable to improved hotel facilities as a result of renovations.

The above increases are partially offset by the following decreases:

•	$1.4 million decrease in room, food and beverage, golf and other revenue from Seaview Resort and Spa due to a decrease in occupancy; and

•

$0.7 million decrease in room, food and beverage revenues from Indianapolis Marriott Downtown due to the cancellation of US Grand Prix Formula One Race which was originally scheduled for June 2008 and weaker group business.

The remaining increase of $1.8 million is primarily attributable to the 2.7% increase in occupancy and the 2.7% increase in ADR across the portfolio.

Participating Lease Revenue

Participating lease revenue from hotels leased to third party lessees (one hotel as of June 30, 2008) decreased $2.0 million, from $7.1 million in 2007 to $5.1 million in 2008. The decrease is primarily due to the transition of San Diego Paradise Point Resort to a new lease with LHL as of June 1, 2008, offset by an increase of $0.2 million from Le Montrose Suite Hotel due to an increase in RevPAR primarily attributable to an increase in ADR. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating leases.

Other Income

Other income increased $1.3 million from $1.2 million in 2007 to $2.5 million in 2008. This increase is primarily due to the following:

•	$0.7 million recognized in the 2008 period from a settlement of outstanding liabilities with respect to the acquisition of Westin Michigan Avenue property in March 2006; and

•	$0.2 million from a settlement of outstanding liabilities due to the transition of San Diego Paradise Point Resort to a new lease with LHL as of June 1, 2008.

The remaining increase of $0.4 million is primarily due to the income from retail leases at the Hotel Sax Chicago and a cumulative adjustment for tenant personal property tax reimbursement of San Diego Paradise Point Resort.

Hotel Operating Expenses

Hotel operating expenses increased $8.3 million from $105.8 million in 2007 to $114.1 million in 2008. This increase includes amounts that are not comparable year-over-year as follows :

•

$2.7 million increase in room, food and beverage, other operating department and indirect expense from San Diego Paradise Point Resort due to the transition to a new lease with LHL as of June 1, 2008; and

•

$2.5 million increase in room, food and beverage, other operating department and indirect expense from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

The remaining increase is primarily due to the following:

•

$1.4 million increase in room, food and beverage, other operating department and indirect expense from Hotel Sax Chicago due to hotel, lounge, and meeting facilities renovations completed in 2007, which increased occupancy and in turn increased service costs;

•

$1.3 million increase in room, food and beverage, other operating department and indirect expense from The Hilton San Diego Resort and Spa due to improved hotel facilities as a result of renovations, which increased occupancy and in turn increased service costs; and

•

$0.8 million increase in room, food and beverage, and indirect expense from Westin Copley Place due to improved hotel facilities and ballroom renovations, which increased occupancy and in turn increased service costs.

The above increases are partially offset by the $0.8 million decrease in incentive management fees from Westin Michigan Avenue primarily due to the hotel renovation.

The remaining increase of $0.4 million is primarily attributed to higher operating costs from an increase in occupancy of 2.7%.

Depreciation and Amortization

Depreciation and amortization expense increased $3.9 million from $22.9 million in 2007 to $26.8 million in 2008. This increase includes an amount that is not comparable year-over-year of $1.2 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The remaining increase of $2.7 million is primarily due to building and land improvements and purchases of furniture, fixtures and equipment across the hotel portfolio during 2008 and 2007.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses increased $1.6 million from $8.3 million in 2007 to $9.9 million in 2008. This increase includes an amount that is not comparable year-over-year of $0.3 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The remaining increase of $1.3 million is a result of an increase in real estate and personal property taxes of $1.4 million primarily from increases in assessments and rates at certain of the hotel properties, including an increase of $0.8 million from Indianapolis Marriott Downtown due to an increase in assessment, offset by a decrease in insurance premiums of $0.1 million.

Ground Rent

Ground rent increased $0.3 million from $1.7 million in 2007 to $2.0 million in 2008. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The increase is due to performance at the applicable hotels being slightly better in the 2008 period than the 2007 period.

General and Administrative Expenses

General and administrative expense increased $0.7 million from $3.5 million in 2007 to $4.2 million in 2008 primarily as a result of an increase in compensation costs and legal fees.

Other Expenses

Other expenses had no change from 2007 to 2008, with $0.7 million in both periods. Other expenses primarily include expenses related to the renaming and repositioning of hotels and retail lease expenses.

Interest Income

Interest income decreased $0.2 million from $0.2 million in 2007 to zero in 2008 primarily due to decreases in cash balances and interest rates in the 2008 period.

Interest Expense

Interest expense increased by $0.5 million from $11.9 million in 2007 to $12.4 million in 2008 due to an increase in the Company’s weighted average debt and a decrease in capitalized interest, partly offset by a decrease in the weighted average interest rate. The Company’s weighted average debt outstanding related to continuing operations increased from $847.8 million in 2007 to $973.6 million in 2008, which includes increases from:

•	additional borrowing to purchase a controlling interest in the joint venture that acquired the 330 N. Wabash Avenue property in March 2008; and

•	additional borrowings under the Company’s credit facility to finance other capital improvements during 2008.

The above borrowings are offset by paydowns on outstanding debt from operating cash flows.

The Company’s weighted average interest rate given the impact of adding back capitalized interest to the Company’s interest expense decreased from 5.7% in 2007 to 5.1% in 2008. The Company’s weighted average interest rate excluding the impact of capitalized interest decreased from 5.3% in 2007 to 4.8% in 2008. Capitalized interest decreased $0.1 million, from $0.8 million in 2007 to $0.7 million in 2008, primarily due to the completion of the renovation of the Donovan House in March 2008, partly offset by the redevelopment of the 330 N. Wabash Avenue property as a super luxury hotel during 2008.

Income Taxes

Income tax expense increased $0.1 million from $3.6 million in 2007 to $3.7 million in 2008. For the three months ended June 30, 2008, the Company and Operating Partnership incurred state and local income tax expense of $0.2 million. LHL’s net income before income tax expense decreased $0.8 million from $8.4 million in 2007 to $7.6 million in 2008. Accordingly, for the three months ended June 30, 2008, LHL recorded a federal income tax expense of $2.7 million (using an estimated tax rate of 35.7%). Also, in 2008, LHL recorded a current state and local tax expense of $0.1 million and a deferred state and local tax expense of $0.7 million (using an estimated tax rate of 9.2%). The following table summarizes the income tax expense (dollars in thousands):

	For the three months ended June 30,
	2008	2007
Company and Operating Partnership state and local tax expense	$181	$257
LHL federal, state and local tax expense	3,557	3,375

Total tax expense	3,738	3,632
Less: LHL federal, state and local tax expense related to discontinued operations	—	—

Total tax expense from continuing operations	$3,738	$3,632

As of June 30, 2008, the Company had a deferred tax asset of $16.3 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2022 through 2027 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority Interest

Minority interest in consolidated entities represents the outside equity interest in the 330 N. Wabash Avenue property which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Minority interest of common units in the Operating Partnership represents the common unit limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to common units minority interest based on the weighted average percentage ownership throughout the year. At June 30, 2008, the limited partners held 0.3% of the common units of the Operating Partnership.

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The decrease in minority interest of preferred units in the Operating Partnership from $1.5 million in 2007 to $1.3 million in 2008 is a result of a lower LIBOR rate used in calculating the dividend rate of the Series F Preferred Units.

Discontinued Operations

Net income from discontinued operations decreased from an immaterial amount in 2007 to zero in 2008. Net income from discontinued operations is a result of the sale of the LaGuardia in January 2007. The following table summarizes net income from discontinued operations for 2008 and 2007 (dollars in thousands):

	For the three months ended June 30,
	2008	2007
Net lease income from LaGuardia Airport Marriott	$—	$—
Net operating income from LaGuardia Airport Marriott	—	—
Gain on sale of LaGuardia Airport Marriott	—	16
Minority interest expense related to LaGuardia Airport Marriott	—	—
Income tax expense related to LaGuardia Airport Marriott	—	—

Net income from discontinued operations	$—	$16

Distributions to Preferred Shareholders

Distributions to preferred shareholders remained unchanged from 2007 to 2008, with $5.6 million in both periods since there were no additional equity offerings or redemptions affecting either period.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Industry travel levels remained soft due to a marginal reduction in demand from both business and leisure travel. On a year-over-year basis, overall industry demand for hotel rooms fell well short of supply growth. With respect to the Company’s hotels, occupancies at properties leased to LHL were up an average of 0.5% for the six months ended June 30, 2008, ADR was up an average of 2.4% resulting in a RevPAR increase of 2.9%. The six months ended June 30, 2008 was negatively impacted by the numerous redevelopments, repositioning and renovation projects during the first quarter, but benefited from the ramp up of those assets during the second quarter.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (30 hotels as of June 30, 2008), including room revenue, food and beverage revenue, and other operating department revenue (which includes golf, telephone, parking and other ancillary revenues) increased $14.9 million, from $301.5 million in 2007 to $316.4 million in 2008. This increase includes amounts that are not comparable year-over-year as follows:

•	$5.2 million increase in room, food and beverage, and other revenue from San Diego Paradise Point Resort due to the transition to a new lease with LHL as of June 1, 2008; and

•	$2.5 million increase in room, food and beverage, and other revenue from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

The remaining increase is primarily due to the following:

•	$3.2 million increase in room, food and beverage, and other revenue from Alexis Hotel ($1.9 million) and Hotel Viking ($1.3 million) due to improved hotel facilities as a result of renovations;

•	$3.1 million increase in room, food and beverage revenue from Hotel Sax Chicago due to hotel, lounge, and meeting facilities renovations completed in 2007;

•	$1.9 million increase in room and other revenue from The Hilton San Diego Resort and Spa due to improved hotel facilities as a result of renovations;

•	$1.8 million increase in room revenue from Westin Copley Place primarily due to an increase in occupancy;

•

$1.7 million increase in room, golf and other ancillary revenue at Lansdowne Resort due to the new golf course that opened in May 2007, improved hotel facilities as a result of renovations, a larger spa, and improved group business;

•	$1.0 million increase in room, food and beverage, and other revenue from Hilton San Diego Gaslamp Quarter primarily due to an increase in occupancy;

•	$0.8 million increase in room, food and beverage, and other revenue from Hilton Alexandria Old Town primarily due to an increase in occupancy and improved food and beverage sales; and

•	$0.7 million increase in room, food and beverage revenue from Le Parc Suite Hotel due to an increase in RevPAR primarily attributable to increases in occupancy and ADR.

The above increases are partially offset by the following decreases:

•	$2.1 million decrease in room, food and beverage, and other revenue from The Liaison Capitol Hill due to an extensive hotel and restaurant renovation;

•	$2.0 million decrease in room, food and beverage, golf and other revenue from Seaview Resort and Spa due to a decline in occupancy;

•

$1.3 million decrease in room, food and beverage revenue from Indianapolis Marriott Downtown due to the cancellation of US Grand Prix Formula One Race which was originally scheduled for June 2008 and weaker group business;

•	$1.1 million decrease in room, food and beverage, and other revenue from Gild Hall due to the hotel renovation;

•	$1.0 million decrease in food and beverage, and other revenue from Westin Copley Place due to disruption from ballroom renovations; and

•	$0.9 million decrease in room, food and beverage, and other revenue from Hotel Solamar due to a decrease in ADR.

The remaining increase of $1.4 million is primarily due to a 2.9% increase in RevPAR, attributable to a 0.5% increase in occupancy and a 2.4% increase in ADR across the portfolio.

Participating Lease Revenue

Participating lease revenue from hotels leased to third party lessees (one hotel as of June 30, 2008) decreased $2.1 million, from $12.7 million in 2007 to $10.6 million in 2008. The decrease is primarily due to the transition of San Diego Paradise Point Resort to a new lease with LHL as of June 1, 2008, offset by an increase of $0.4 million from Le Montrose Suite Hotel due to an increase in RevPAR primarily attributable to an increase in ADR. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating leases.

Other Income

Other income increased $1.6 million from $2.4 million in 2007 to $4.0 million in 2008. This increase is primarily due to the following:

•	$0.7 million recognized in 2008 from a settlement of outstanding liabilities with respect to the acquisition of Westin Michigan Avenue property in March 2006; and

•	$0.2 million from a settlement of outstanding liabilities due to the transition of San Diego Paradise Point Resort to a new lease with LHL as of June 1, 2008.

The remaining increase of $0.7 million is primarily due to the income from retail leases at the Hotel Sax Chicago and a cumulative adjustment for tenant personal property tax reimbursements of San Diego Paradise Point Resort and Le Montrose Suite Hotel.

Hotel Operating Expenses

Hotel operating expenses increased $8.5 million from $196.0 million in 2007 to $204.5 million in 2008. This increase includes amounts that are not comparable year-over-year as follows:

•

$2.8 million increase in room, food and beverage, other operating department and indirect expense from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project; and

•	$2.7 million increase in room, food and beverage, other operating department and indirect expense from San Diego Paradise Point Resort due to the transition to a new lease with LHL as of June 1, 2008.

The remaining increase is primarily due to the following:

•

$2.6 million increase in room, food and beverage, other operating department and indirect expense from Hotel Sax Chicago due to hotel, lounge, and meeting facilities renovations completed in 2007, which increased occupancy and in turn increased service costs;

•

$1.1 million increase in room, other operating department and indirect expense from The Hilton San Diego Resort and Spa due to improved hotel facilities as a result of renovations, which increased occupancy and in turn increased service costs;

•

$0.7 million increase in room, food and beverage, other operating department and indirect expense from Hotel Viking due to improved hotel facilities as a result of renovations, which increased occupancy and in turn increased service costs;

•

$0.7 million increase in room, food and beverage, and indirect expense from Lansdowne Resort due the new golf course that opened in May 2007, improved hotel facilities as a result of renovations, and a larger spa, which increased occupancy and in turn increased service costs; and

•	$0.7 million increase in room expense from Westin Copley Place due to increased occupancy, which in turn increased service costs.

The above increases are partially offset by the following decreases:

•	$1.0 million decrease in incentive management fees from Westin Michigan Avenue due to the hotel renovation;

•	$0.9 million decrease in room, food and beverage, other operating department and indirect expense from Seaview Resort and Spa due to decreased occupancy, which in turn decreased service costs;

•

$0.8 million decrease in room, food and beverage, other operating department and indirect expense from Chaminade Resort and Conference Center due to the property being closed during a renovation and repositioning project, which was completed January 31, 2008; and

•	$0.8 million decrease in food and beverage, other operating department and indirect expense from Westin Copley Place due to disruption from ballroom renovations.

The remaining increase of $0.7 million is primarily attributed to higher operating costs from an increase in occupancy of 0.5% across the portfolio.

Depreciation and Amortization

Depreciation and amortization expense increased $6.5 million from $45.1 million in 2007 to $51.6 million in 2008. This increase includes an amount that is not comparable year-over-year of $1.2 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The remaining increase of $5.3 million is primarily due to building and land improvements and purchases of furniture, fixtures and equipment across the hotel portfolio during 2008 and 2007.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses increased $2.3 million from $16.4 million in 2007 to $18.7 million in 2008. This increase includes an amount that is not comparable year-over-year of $0.3 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The remaining increase of $2.0 million is a result of an increase in real estate and personal property taxes of $2.3 million primarily from increases in assessments and rates at certain of the hotel properties, including an increase of $0.8 million from Indianapolis Marriott Downtown due to an increase in assessment, offset by a decrease in insurance premiums of $0.3 million.

Ground Rent

Ground rent increased $0.3 million from $3.2 million in 2007 to $3.5 million in 2008. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The increase is due to performance at the applicable hotels being slightly better in the 2008 period than the 2007 period.

General and Administrative Expenses

General and administrative expense increased $0.4 million from $7.4 million in 2007 to $7.8 million in 2008 primarily as a result of an increase in compensation costs and legal fees.

Other Expenses

Other expenses increased $0.3 million from $1.2 million in 2007 to $1.5 million in 2008 primarily due to expenses related to the renaming and repositioning of Hotel Sax Chicago and Donovan House.

Interest Income

Interest income decreased $0.9 million from $1.0 million in 2007 to $0.1 million in 2008 primarily due to short term cash investments in the 2007 period from the proceeds of an underwritten public offering of 4,000,000 shares of 7.25% Series G Cumulative Preferred Shares in November 2006 and the sale of LaGuardia in January 2007, and decreases in cash balances and interest rates in the 2008 period.

Interest Expense

Interest expense increased by $0.5 million from $23.3 million in 2007 to $23.8 million in 2008 due to an increase in the Company’s weighted average debt, partly offset by a decrease in the weighted average interest rate and an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $832.1 million in 2007 to $937.5 million in 2008, which includes increases from:

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

The Company’s weighted average interest rate given the impact of adding back capitalized interest to the Company’s interest expense decreased from 5.7% in 2007 to 5.3% in 2008. The Company’s weighted average interest rate excluding the impact of capitalized interest decreased from 5.3% in 2007 to 4.8% in 2008. Capitalized interest increased $0.5 million, from $1.6 million in 2007 to $2.1 million in 2008, primarily due to the redevelopment of the 330 N. Wabash Avenue property as a super luxury hotel during 2008, partly offset by the completion of the Donovan House renovation in March 2008.

Income Taxes

Income taxes decreased $0.4 million from an income tax expense of $0.3 million in 2007 to an income benefit of $0.1 million in 2008. For the six months ended June 30, 2008, the Company and Operating Partnership incurred state and local income tax expense of $0.6 million. LHL’s net loss before income tax benefit increased $3.0 million from $0.8 million in 2007 to $3.8 million in 2008. Accordingly, for the six months ended June 30, 2008, LHL recorded federal income tax benefit of $0.9 million (using an estimated tax rate of 23.7%). Also, in 2008, LHL recorded a current state and local tax expense of $0.4 million and a deferred state and local tax benefit of $0.2 million (using an estimated tax rate of 6.1%). The following table summarizes the income tax (benefit) expense (dollars in thousands):

	For the six months ended June 30,
	2008	2007
Company and Operating Partnership state and local tax expense	$557	$337
LHL federal, state and local tax benefit	(674)	(159)

Total tax (benefit) expense	(117)	178
Less: LHL federal, state and local tax expense related to discontinued operations	—	73

Total tax (benefit) expense from continuing operations	$(117)	$251

As of June 30, 2008, the Company had a deferred tax asset of $16.3 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2022 through 2027 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority Interest

Minority interest in consolidated entities represents the outside equity interest in the 330 N. Wabash Avenue property which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Minority interest of common units in the Operating Partnership represents the common unit limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to common units minority interest based on the weighted average percentage ownership throughout the year. At June 30, 2008, the limited partners held 0.3% of the common units of the Operating Partnership.

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The decrease in minority interest of preferred units in the Operating Partnership from $3.1 million in 2007 to $2.8 million in 2008 is a result of a lower LIBOR rate used in calculating the dividend rate of the Series F Preferred Units.

Discontinued Operations

Net income from discontinued operations decreased $30.4 million from $30.4 million in 2007 to zero in 2008. Net income from discontinued operations is a result of the sale of the LaGuardia in January 2007. The following table summarizes net income from discontinued operations for 2008 and 2007 (dollars in thousands):

	For the six months ended June 30,
	2008	2007
Net lease income from LaGuardia Airport Marriott	$—	$240
Net operating loss from LaGuardia Airport Marriott	—	(177)
Gain on sale of LaGuardia Airport Marriott	—	30,278
Minority interest expense related to LaGuardia Airport Marriott	—	(1)
Income tax benefit related to LaGuardia Airport Marriott	—	73

Net income from discontinued operations	$—	$30,413

Distributions to Preferred Shareholders

Distributions to preferred shareholders decreased $1.9 million, from $13.1 million in 2007 to $11.2 million in 2008 due to the redemption of the Series A Preferred Shares on March 6, 2007.

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

With respect to Hotel EBITDA, the company believes that excluding the effect of corporate-level expenses, non-cash items, and the portion of these items related to unconsolidated entities, provides a more complete understanding of the operating results over which individual hotels and operators have direct control. We believe property-level results provide investors with supplemental information on the ongoing operational performance of our hotels and effectiveness of the third party management companies operating our business on a property-level basis.

Neither FFO, EBITDA, nor Hotel EBITDA represents cash generated from operating activities determined by GAAP and should not be considered as alternatives to net income, cash flow from operations or any other operating performance measure prescribed by GAAP. Neither FFO, EBITDA nor Hotel EBITDA is a measure of the Company’s liquidity, nor is FFO, EBITDA or Hotel EBITDA indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Neither measurement reflects cash expenditures for long-term assets and other items that have been and will be incurred. FFO, EBITDA and Hotel EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company’s operating performance.

The following is a reconciliation between net income applicable to common shareholders and FFO for the three and six months ended June 30, 2008 and 2007 (dollars in thousands, except share data):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Funds From Operations (FFO):
Net income applicable to common shareholders	$20,545	$19,360	$5,715	$35,012
Depreciation	26,595	22,722	51,163	44,738
Amortization of deferred lease costs	181	122	304	246
Minority interest:
Minority interest in consolidated entities	(4)	—	(5)	—
Minority interest of common units in Operating Partnership	72	69	53	143
Minority interest in discontinued operations	—	—	—	1
Less: Net gain on sale of property disposed of	—	(16)	—	(30,278)

FFO	$47,389	$42,257	$57,230	$49,862

Weighted average number of common shares and units outstanding:
Basic	40,022,674	39,958,250	40,022,674	39,952,897
Diluted	40,081,802	40,237,102	40,097,831	40,235,617

The following is a reconciliation between net income applicable to common shareholders and EBITDA for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$20,545	$19,360	$5,715	$35,012
Interest expense	12,362	11,868	23,831	23,311
Income tax expense (benefit):
Income tax expense (benefit)	3,738	3,632	(117)	251
Income tax (benefit) from discontinued operations	—	—	—	(73)
Depreciation and amortization	26,819	22,945	51,560	45,136
Minority interest:
Minority interest in consolidated entities	(4)	—	(5)	—
Minority interest of common units in Operating Partnership	72	69	53	143
Minority interest of preferred units in Operating Partnership	1,346	1,531	2,759	3,057
Minority interest in discontinued operations	—	—	—	1
Distributions to preferred shareholders	5,624	5,624	11,248	16,963

EBITDA	$70,502	$65,029	$95,044	$123,801

Corporate expense	5,340	4,524	10,251	9,389
Interest and other income	(2,522)	(1,466)	(4,149)	(3,488)
Participating lease adjustments (net)	538	400	431	458
Hotel level adjustments (net)	(779)	(476)	(554)	(135)
Income from operations of property disposed of, including gain on sale	—	(16)	—	(30,392)

Hotel EBITDA	$73,079	$67,995	$100,023	$99,633

Hotel EBITDA includes the operating data for all properties leased to LHL and to third parties for the three and six months ended June 30, 2008 and 2007 excluding the Donovan House. Chaminade Resort is excluded from January (closed for renovations) in the six months ended June 30, 2008 and 2007.

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

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of June 30, 2008, $3.6 million was available in restricted cash reserves for future capital expenditures.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of operating cash flow from hotels leased by LHL and the Operating Partnership’s cash flow from the participating leases with third parties. The Company’s senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions. There are currently no other contractual or other arrangements limiting payment of distributions by the Operating Partnership. Similarly, LHL is a wholly owned subsidiary of the Operating Partnership. Payments to the Operating Partnership are required pursuant to the terms of the lease agreements between LHL and the Operating Partnership relating to the properties owned by the Operating Partnership and leased by LHL. Except for the security deposit required under the participating lease for one hotel not leased by LHL, the lessees’ obligations under the participating leases are unsecured and the lessees’ abilities to make rent payments to the Operating Partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, are dependent on the lessees’ abilities to generate sufficient cash flow from the operations of the hotels.

Debt at June 30, 2008 and December 31, 2007 consisted of the following:

			Balance Outstanding at
Debt	Interest Rate	Maturity Date	June 30, 2008	December 31, 2007
Credit facilities
Senior Unsecured Credit Facility	Floating (a)	April 2011 (a)	$169,000	$56,000
LHL Unsecured Credit Facility	Floating (b)	April 2011 (b)	8,517	14,416

Total borrowings under credit facilities			177,517	70,416

Massport bonds
Harborside Hyatt Conference Center & Hotel (taxable) (c)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt) (c)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%	May 2008 (d)	—	14,860
Gild Hall	Floating (e)	November 2008 (e)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009	39,086	39,661
San Diego Paradise Point Resort	5.25%	February 2009	58,978	59,729
Hilton Alexandria Old Town	4.98%	September 2009	31,635	32,032
Le Montrose Suite Hotel	8.08%	July 2010	13,267	13,392
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	6.28%	August 2014	10,253	10,360
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans			745,499	762,314
Unamortized loan premium (f)			450	590

Total mortgage loans			745,949	762,904

Total debt			$965,966	$875,820

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. At June 30, 2008, the rates applicable to the Company’s outstanding LIBOR borrowings of $83,000 and $86,000 were 3.29% and 3.28%, respectively. At December 31, 2007, the rates applicable to the Company’s outstanding LIBOR borrowings of $29,000 and $27,000 were 6.00% and 5.91%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.
(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. At June 30, 2008 and December 31, 2007, the rates applicable to LHL’s outstanding LIBOR borrowings were 3.18% and 5.90%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.
(c)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2009. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates at June 30, 2008 were 2.75% and 1.62% for the $5,400 and $37,100 bonds, respectively. The interest rates at December 31, 2007 were 4.95% and 3.49% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which was reduced from 1.35% to 1.10% in February 2008.
(d)	The Company repaid the mortgage loan through borrowings on its credit facilities upon maturity.
(e)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates at June 30, 2008 and December 31, 2007 were 3.23% and 5.65%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The Company intends to exercise its first extension option upon initial maturity.
(f)	Mortgage debt includes unamortized loan premiums on the mortgage loans on Le Parc Suite Hotel and Hotel Deca of zero and $450, respectively, as of June 30, 2008, and $107 and $483, respectively, as of December 31, 2007.

The Company incurred interest expense of $12.4 million and $23.8 million for the three and six months ended June 30, 2008, respectively, and $11.9 million and $23.3 million for the three and six months ended June 30, 2007, respectively. Included in interest expense is the amortization of deferred financing fees of $0.3 million and $0.7 million for the three and six months ended June 30, 2008, respectively, and $0.2 million and $0.8 million for the three and six months ended June 30, 2007, respectively. Interest was capitalized in the amounts of $0.7 million and $2.1 million for the three and six months ended June 30, 2008, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2007, respectively.

As of June 30, 2008, the Company was current on all loan payments and in compliance with all debt covenants under the mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450.0 million. On January 14, 2008, the Company amended the credit facility to increase the maximum borrowing from $300.0 million to $450.0 million. On April 13, 2007, the Company amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2008, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for the borrowings under the senior unsecured credit facility was 3.4% and 3.7% for the three and six months ended June 30, 2008, respectively, and 6.1% and 6.2% for the three and six months ended June 30, 2007, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding at June 30, 2008. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively. At June 30, 2008 and December 31, 2007, the Company had $169.0 million and $56.0 million, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On April 13, 2007, LHL amended the credit facility to extend the credit facility maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2008, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 3.3% and 4.0% for the three and six months ended June 30, 2008, respectively, and 6.2% and 6.3% for the three and six months ended June 30, 2007, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding at June 30, 2008. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of an immaterial amount for the three and six months ended June 30, 2008 and 2007. At June 30, 2008 and December 31, 2007, LHL had $8.5 million and $14.4 million, respectively, of outstanding borrowings under the LHL credit facility.

Sources and Uses of Cash

At June 30, 2008, the Company had $8.8 million of cash and cash equivalents and $9.4 million of restricted cash reserves. Additionally, the Company had $267.6 million available under the senior unsecured credit facility and $16.5 million available under the LHL credit facility.

Net cash provided by operating activities was $51.0 million for the six months ended June 30, 2008 primarily due to the operations of hotels leased by LHL and participating lease revenues from hotels leased to third parties, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $104.5 million for the six months ended June 30, 2008 primarily due to the purchase of the 330 N. Wabash Avenue property and outflows for improvements and additions at the hotels, partially offset by proceeds from restricted cash reserves.

Net cash provided by financing activities was $36.2 million for the six months ended June 30, 2008 primarily due to borrowings under credit facilities and contributions from a minority investor, partially offset by repayments under credit facilities, payment of distributions to the common shareholders and unitholders, payment of distributions to preferred shareholders and unitholders and mortgage loan repayments.

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

Contractual Obligation

The following is a summary of the Company’s obligations and commitments as of June 30, 2008 (dollars in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Contractual Obligations		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$983,022	$122,515	$149,884	$129,153	$581,470
Borrowings under credit facilities (2)	183,420	5,903	177,517	—	—
Ground rent (3)	194,402	4,717	9,455	9,484	170,746
Massport bonds (1)	49,952	750	1,499	1,499	46,204
Purchase commitments (4)
Purchase orders and letters of commitment	38,748	38,748	—	—	—

Total obligations and commitments	$1,449,544	$172,633	$338,355	$140,136	$798,420

(1)

Amounts include principal and interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt. Interest expense on the variable rate debt is calculated based on the rate at June 30, 2008.

(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rate at June 30, 2008. It is assumed that the outstanding debt at June 30, 2008 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)

As of June 30, 2008, purchase orders and letters of commitment totaling approximately $38.7 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements with the existing properties or any future properties that it may acquire.

The Hotels

On January 31, 2008, the Chaminade Resort and Conference Center re-opened after completion of renovations relating to an ongoing repositioning project. On March 28, 2008, the Donovan House re-opened after completion of a comprehensive renovation and repositioning project.

For each of calendar years 2004 through 2007, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through June 30, 2008, Marriott made cure payments totaling $12.3 million for the calendar years 2004 through 2007 to avoid termination. Marriott may recoup these amounts in the event certain future operating thresholds are attained. Through June 30, 2008, Marriott has recouped a total of $2.8 million for the calendar years 2004 through 2007. The remaining amount may still be recouped; therefore, the Company recorded a deferred liability of $9.5 million and $6.4 million as of June 30, 2008 and December 31, 2007, respectively, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The following is a reconciliation of the cure payments and deferred liability as of and for the six months ended June 30, 2008 and the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

		Cure Payment				Deferred Liability Balance
Year Ended December 31,	Notification Date	Performance Year	Date	Amount	Recoup Amount
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	$6,371
2008*	February 26, 2008	2007	April 10, 2008	3,123	—	$9,494

			As of June 30, 2008	$12,315	$(2,821)

*	Six months ended June 30, 2008.

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three and six months ended June 30, 2008 and 2007. ADR is calculated as the quotient of room revenue divided by the number of rooms sold, and RevPAR is calculated as the product of occupancy and ADR.

	For the three months ended June 30,			For the six months ended June 30,
	2008	2007	Variance	2008	2007	Variance
Total Portfolio
Occupancy	81.3%	79.3%	2.6%	73.0%	72.8%	0.3%
ADR	$214.38	$208.99	2.6%	$200.58	$196.07	2.3%
RevPAR	$174.38	$165.63	5.3%	$146.42	$142.71	2.6%

Joint Ventures

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95% controlling interest, acquired floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46.0 million plus acquisition costs. The joint venture has developed plans to convert the existing vacant floors to a super luxury hotel. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements.

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250.0 million of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700.0 million. The Company, through the Operating Partnership, will own a 15.0% equity interest in the joint venture and have the opportunity to earn a promote, or incentive fee, based upon achieving specific return thresholds based on each partner’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75.0 million, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175.0 million, and (iii) any asset with an acquisition price between $75.0 million and $175.0 million will be offered on a rotational basis with the first acquisition allocated to the joint venture. The Company accounts for its investment in this joint venture under the equity method of accounting. As of June 30, 2008, there were no acquisitions through the joint venture.

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

With respect to the Dallas hotel, the Company has obtained a judgment from the court that Meridien defaulted and that Meridien is not entitled to the payment of fair market value. The Company’s damage claims against Meridien went to trial in March 2005, and a final judgment was entered for the Company in the amount of $3.9 million, plus post-judgment interest. Both parties cross-appealed, and on February 11, 2008 the Texas Court of Appeals affirmed the lower court’s ruling that Meridien defaulted and is not entitled to payment of fair market value. The appellate court also affirmed the award of damages in the amount of holdover rent, but reduced the amount of the final judgment entered for the Company by approximately $1.4 million. The Company has asked the Court of Appeals to reconsider its rulings in two respects: (i) whether Meridien Hotels, Inc. should be jointly and severally liable for the payment of the judgment; and (ii) whether the Company is entitled to pre-judgment interest on the amount of holdover rent that was not timely paid by Meridien during its wrongful holdover. On May 28, 2008, the Court of Appeals modified its prior decision to provide for an award of pre-judgement interest to the Company, entered a new Judgment, and remanded to the trial court to determine the amount of pre-judgement interest to be awarded to the Company. Meridien did not timely file an objection to the Court’s decision, and the Company anticipates that the trial court will issue a new scheduling order to resolve and otherwise act on its mandate to award pre-judgement interest to the Company.

With respect to the New Orleans hotel, arbitration of the fair market value of the New Orleans lease commenced in October 2002. On December 19, 2002, the arbitration panel determined that Meridien was entitled to an award of $5.7 million, subject to adjustment (reduction) by the courts to account for Meridien’s holdover. In order to dispute the arbitration decision, the Company was required to post a $7.8 million surety bond, which was secured by $5.9 million of restricted cash. The Company successfully challenged the award on appeal, and the dispute was remanded to the trial court. Meridien’s request for rehearing was denied on March 31, 2004, and Meridien did not petition to the Louisiana Supreme Court. In June 2004, the $7.8 million surety bond was released and the $5.9 million restricted cash securing it was returned to the Company. The issue of default by the lessee and the Company’s wrongful holdover claim, as well as Meridien’s damage claims arising from the termination of its leasehold, among other claims, went to trial in February 2005. On June 9, 2005, the trial court issued its judgment denying the Company’s default claim as well as Meridien’s fraud claim, and re-determined fair market value of the lease to be $8.6 million, plus interest. On July 18, 2005, the Company posted a $8.6 million surety bond, which was secured by $9.0 million of restricted cash. On May 26, 2006, the trial court entered judgment awarding Meridien attorney’s fees of $4.1 million. The Company has noticed an appeal from the trial court’s judgment. On July 11, 2006, the Company posted a $4.2 million bond which is collateralized by a letter of credit. On August 15, 2006, the Company replaced the restricted cash collateral on the $8.6 million bond and obtained a new $12.8 million letter of credit which serves as collateral for the $8.6 million bond and the $4.2 million bond. The Louisiana court of appeals heard argument on the Company’s appeal from the trial court’s judgment on April 3, 2007, and issued its decision on April 16, 2008. The Appeals Court vacated the trial court’s determination and award of fair market value, affirmed the trial court’s judgment that Meridien was not in default of the lease, reduced Meridien’s attorney’s fee award to $2.8 million, and ordered that the matter be sent back to arbitration for a recalculation of fair market value. The Company unsuccessfully petitioned the Court of Appeals for a rehearing, and is considering its options. Pending final resolution of the Company’s default claims, Meridien has demanded arbitration of fair market value, and the Company has answered that demand. The Company applied for a writ of certiorari to the Supreme Court of Louisiana, asking for review of the appellate court’s decision on the default and wrongful injunction issues. Pending the Supreme Court of Louisiana’s response to that application, the trial court stayed the FMV arbitration.

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

Expense Recognized For the Year Ended	Estimated Arbitration “Award”	Legal Fees Related to Litigation	Holdover Rent	Expected Reimbursement of Legal fees	Net Contingent Lease Termination Expense
December 31, 2002 (1)	$5,749	$2,610	$(4,844)	$(995)	$2,520
December 31, 2003	—	—	—	—	—
December 31, 2004	—	1,350	—	(500)	850
December 31, 2005	—	1,000	—	—	1,000
December 31, 2006	—	800	—	—	800
December 31, 2007	—	—	—	—	—
June 30, 2008 (2)	—	—	—	—	—

Cumulative Expense Recognized as of June 30, 2008	$5,749	$5,760	$(4,844)	$(1,495)	$5,170

(1)	Recognized in quarter ended December 31, 2002.
(2)	Recognized in six months ended June 30, 2008.

In September 2004 and June 2005, after evaluating the ongoing Meridien litigation, the Company accrued additional net legal fees of $0.9 million and $1.0 million, respectively, due to litigation timeline changes. In September 2006, after further evaluation of the ongoing Meridien litigation, the Company accrued an additional $0.8 million in legal fees due to timeline changes in order to conclude this matter. As a result, the net contingent lease termination liability has a balance of $1.5 million as of June 30, 2008, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Based on the claims the Company has against Meridien, the Company is and will continue to challenge Meridien’s claim that it is entitled to the payment of fair market value, and will continue to seek reimbursement of legal fees and damages. These amounts may exceed or otherwise may be used to offset any amounts potentially owed to Meridien, and therefore, ultimately may offset or otherwise reduce any contingent lease termination expense. Additionally, the Company cannot provide any assurances that the holdover rents or any damages will be collectible from Meridien or that the amounts due will not be greater than the recorded contingent lease termination expense.

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

The Company is exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of June 30, 2008, $240.0 million of the Company’s aggregate indebtedness (24.9% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $0.6 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $240.0 million, the balance at June 30, 2008.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2008. There were no changes to the Company’s internal control over financial reporting during the second quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our lenders may have suffered losses related to the weakening economy and may not be able to fund our borrowings.

Our lenders, including the lenders participating in our $450.0 million senior unsecured credit facility, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our credit facility or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our credit facility because of a lender default or to obtain other cost-effective financing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) On April 24, 2008, the Company held its Annual Meeting of Shareholders. The matters on which the shareholders voted, in person or by proxy were:

(i)	for the election of two Class I trustees of the Company to serve until the 2011 Annual Meeting of Shareholders and until their successors are duly elected and qualified; and

(ii)	the ratification of the appointment of the Company’s independent registered public accountants for the year ending December 31, 2008.

The two nominees were elected and the ratification of the appointment of the independent registered public accountants was approved. The results of the voting were as follows:

Election of Trustees:

Trustee	Votes For	Votes Against	Votes Withheld
Jon E. Bortz	36,713,191	0	443,647
Donald A. Washburn	36,274,315	0	882,703

Ratification of Appointment of Independent Registered Public Accountants:

Votes For	Votes Against	Abstentions	Not Voted
37,050,038	91,456	15,073	2,957,233

(b) In addition, the following trustees’ terms are continuing: Donald S. Perkins, Stuart L. Scott, Darryl Hartley-Leonard, Kelly L. Kuhn and William S. McCalmont.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit
10.1	Offer letter to Michael D. Barnello(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: July 23, 2008	BY:	/s/ JULIO E. MORALES
Julio E. Morales
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Offer letter to Michael D. Barnello(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2008 and incorporated herein by reference.