Form 10-Q
period 2008-09-30
LASALLE HOTEL PROPERTIES
filed 2008-10-22
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at October 22, 2008
Common Shares of Beneficial Interest ($0.01 par value)	41,031,087
8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000
7 1/2% Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	4,000,000

PART I. Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets:
Investment in hotel properties, net	$1,983,600	$1,885,423
Property under development	61,215	111,236
Cash and cash equivalents	47,061	26,050
Restricted cash reserves (Note 5)	11,368	11,929
Rent receivable	641	3,075
Hotel receivables (net of allowance for doubtful accounts of approximately $992 and $722, respectively)	41,837	26,151
Deferred financing costs, net	2,994	3,441
Deferred tax asset	15,616	15,117
Prepaid expenses and other assets	58,297	28,898

Total assets	$2,222,629	$2,111,320

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 4)	$221,500	$70,416
Bonds payable (Note 4)	42,100	42,500
Mortgage loans (including unamortized premium of $431 and $590, respectively) (Note 4)	744,937	762,904
Accounts payable and accrued expenses	95,733	85,308
Advance deposits	14,230	7,265
Accrued interest	3,650	3,926
Distributions payable	12,823	12,466

Total liabilities	1,134,973	984,785
Minority interest in consolidated entities (Note 3)	2,799	—
Minority interest of common units in Operating Partnership (redemption value of $2,414 and $3,303, respectively) (Notes 1 and 6)	693	747
Minority interest of preferred units in Operating Partnership (redemption value of $74,148 and $87,697, respectively) (Notes 1 and 6)	74,102	87,652
Commitments and contingencies
Shareholders’ Equity:
Preferred shares, $.01 par value, (liquidation preference $294,250), 40,000,000 shares authorized and 11,770,000 shares issued and outstanding (Note 6)	118	118
Common shares of beneficial interest, $.01 par value, 200,000,000 shares authorized; 41,031,411 shares issued and 41,031,249 shares outstanding, and 40,140,230 shares issued and outstanding, respectively (Note 6)	410	401
Treasury shares, at cost	(5)	—
Additional paid-in capital, net of offering costs of $42,679	1,144,873	1,128,708
Distributions in excess of retained earnings	(135,334)	(91,091)

Total shareholders’ equity	1,010,062	1,038,136

Total liabilities and shareholders’ equity	$2,222,629	$2,111,320

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Hotel operating revenues:
Room	$127,245	$115,116	$334,946	$310,775
Food and beverage	49,361	42,427	134,123	125,953
Other operating department	15,766	14,147	39,655	36,502

Total hotel operating revenues	192,372	171,690	508,724	473,230
Participating lease revenue	1,393	9,569	11,957	22,229
Other income	2,120	1,485	6,160	3,923

Total revenues	195,885	182,744	526,841	499,382

Expenses:
Hotel operating expenses:
Room	27,790	23,877	76,638	68,772
Food and beverage	33,040	28,750	91,256	85,949
Other direct	7,071	6,213	18,399	17,356
Other indirect	48,653	45,327	134,739	128,124

Total hotel operating expenses	116,554	104,167	321,032	300,201
Depreciation and amortization	27,372	23,550	78,932	68,635
Real estate taxes, personal property taxes and insurance	7,098	7,862	25,764	24,307
Ground rent (Note 5)	2,241	2,200	5,786	5,369
General and administrative	5,108	2,706	12,936	10,104
Lease termination expense (Note 5)	4,269	—	4,269	—
Other expenses	650	546	2,154	1,779

Total operating expenses	163,292	141,031	450,873	410,395

Operating income	32,593	41,713	75,968	88,987
Interest income	20	174	129	1,197
Interest expense	(12,379)	(11,874)	(36,210)	(35,185)

Income before income tax expense, minority interest, equity in earnings of joint venture and discontinued operations	20,234	30,013	39,887	54,999
Income tax expense (Note 9)	(767)	(2,574)	(650)	(2,825)
Minority interest in loss of consolidated entities (Note 3)	6	—	11	—
Minority interest of common units in Operating Partnership (Notes 1 and 6)	(53)	(69)	(106)	(212)
Minority interest of preferred units in Operating Partnership (Notes 1 and 6)	(1,262)	(1,547)	(4,021)	(4,604)
Equity in earnings of joint venture	—	—	—	27

Income from continuing operations	18,158	25,823	35,121	47,385

Discontinued operations:
Income from operations of property disposed of, including gain on disposal of assets	—	44	—	30,385
Minority interest, net of tax	—	—	—	(1)
Income tax benefit	—	—	—	73

Net income from discontinued operations	—	44	—	30,457

Net income	18,158	25,867	35,121	77,842
Distributions to preferred shareholders	(5,625)	(5,625)	(16,873)	(18,720)
Issuance costs of redeemed preferred shares (Note 6)	—	—	—	(3,868)

Net income applicable to common shareholders	$12,533	$20,242	$18,248	$55,254

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Earnings per Common Share - Basic:
Net income applicable to common shareholders before discontinued operations and after dividends on unvested restricted shares	$0.30	$0.50	$0.44	$0.62
Discontinued operations	—	—	—	0.76

Net income applicable to common shareholders after dividends on unvested restricted shares	$0.30	$0.50	$0.44	$1.38

Earnings per Common Share - Diluted:
Net income applicable to common shareholders before discontinued operations and after dividends on unvested restricted shares	$0.30	$0.50	$0.44	$0.61
Discontinued operations	—	—	—	0.76

Net income applicable to common shareholders after dividends on unvested restricted shares	$0.30	$0.50	$0.44	$1.37

Weighted average number of common shares outstanding:
Basic	40,264,498	39,854,950	40,035,102	39,851,249
Diluted	40,350,444	40,117,918	40,152,485	40,115,746

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(unaudited)

	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$35,121	$77,842
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	78,932	68,686
Amortization of deferred financing costs and mortgage premiums	847	790
Minority interest in Operating Partnership	4,127	4,817
Minority interest in consolidated entities	(11)	—
Gain on sale of hotel property	—	(30,322)
Deferred compensation	3,624	2,555
Allowance for doubtful accounts	270	(45)
Changes in assets and liabilities:
Restricted cash reserves, net	(2,750)	(2,159)
Rent receivable	2,434	(2,329)
Hotel receivables	(15,956)	(11,120)
Deferred tax asset	(499)	1,581
Prepaid expenses and other assets	(30,185)	(26,121)
Accounts payable and accrued expenses	10,741	9,092
Advance deposits	6,965	3,205
Accrued interest	(276)	(138)

Net cash flow provided by operating activities	93,384	96,334

Cash flows from investing activities:
Improvements and additions to properties	(75,039)	(87,262)
Acquisition of property	(51,469)	—
Purchase of office furniture and equipment	(36)	(443)
Payment of deferred lease fees	—	(129)
Restricted cash reserves, net	3,312	4,605
Proceeds from sale of investment in hotel property	—	71,553

Net cash flow used in investing activities	(123,232)	(11,676)

Cash flows from financing activities:
Borrowings under credit facilities	358,957	160,496
Repayments under credit facilities	(207,873)	(121,707)
Repayments of mortgage loans	(17,808)	(3,108)
Purchase of bonds	(400)	—
Payment of deferred financing costs	(559)	(1,087)
Contributions from minority investors	2,810	—
Purchase of treasury shares	(955)	(1,038)
Proceeds from exercise of stock options	227	247
Redemption of preferred shares	(120)	(99,797)
Distributions-preferred shares/units	(21,203)	(24,699)
Distributions-common shares/units	(62,217)	(56,684)

Net cash flow provided by (used in) financing activities	50,859	(147,377)

Net change in cash and cash equivalents	21,011	(62,719)
Cash and cash equivalents, beginning of period	26,050	63,026

Cash and cash equivalents, end of period	$47,061	$307

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data and share amounts)

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

As of September 30, 2008, the Company owned interests in 31 hotels with approximately 8,500 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. An independent hotel operator manages each hotel. One of the hotels is leased to an unaffiliated lessee (an affiliate of whom also operates this hotel) and 30 of the hotels are leased to the Company’s taxable-REIT subsidiary, LaSalle Hotel Lessee, Inc. (“LHL”), or a wholly-owned subsidiary of LHL (see Note 8), including one hotel which transitioned from a lease with an unaffiliated lessee to a new lease with LHL as of June 1, 2008. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. Additionally, the Company owned a 95% joint venture interest in a property under development (see Note 3).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned 99.7% of the common units of the Operating Partnership at September 30, 2008. The remaining 0.3% was held by limited partners who held 103,530 limited partnership common units at September 30, 2008. A limited partner owns 2,348,888 Series C Preferred Units of limited interest in the Operating Partnership. In addition, a limited partner owns 568,771 Series F Preferred Units of limited interest in the Operating Partnership. See Note 6 for additional disclosures on common and preferred operating partnership units.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Substantially all of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated by the hotel operators to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and revenue and expense estimates for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses recorded on the Company’s consolidated statements of operations, based on an aggregate estimate, are fairly stated.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management will adhere to the enhanced disclosure requirements regarding derivative instruments and hedging activities.

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. Management is currently evaluating the impact FSP EITF 03-6-1 will have on the Company’s EPS calculations.

3.	Properties

Joint Ventures

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95% controlling interest, acquired floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46,000 plus acquisition costs. The joint venture has developed plans to convert the existing vacant floors to a super luxury hotel. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs totaling $58,654 are included in property under development in the accompanying consolidated balance sheet as of September 30, 2008. The 5% interest of the outside partner is included in minority interest in consolidated entities in the accompanying consolidated balance sheet.

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250,000 of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700,000. The Company, through the Operating Partnership, owns a 15.0% equity interest in the joint venture and will have the opportunity to earn additional capital gains, based upon achieving specific return thresholds based on the joint venture’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75,000, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175,000, and (iii) any asset with an acquisition price between $75,000 and $175,000 will be offered on a rotational basis with the first acquisition allocated to the joint venture. The Company accounts for its investment in this joint venture under the equity method of accounting. As of September 30, 2008, there were no investments through the joint venture.

Discontinued Operations

Effective January 10, 2007, the Company entered into a contract to sell the LaGuardia Airport Marriott (“LaGuardia”). The asset was classified as held for sale at that time, and accordingly, depreciation was suspended. The Company sold LaGuardia on January 26, 2007 and recognized a gain of $30,401, of which $44 and $30,322 was recognized in the three and nine months ended September 30, 2007, respectively. LaGuardia’s activity, including the gain on sale, is recorded in discontinued operations in the accompanying consolidated statements of operations. The Company utilized the sale of the hotel as the disposition property in the reverse 1031 exchange established in conjunction with the Hotel Solamar acquisition in August 2006. As a result, the Company’s gain was deferred for tax purposes. For the three and nine months ended September 30, 2008, LaGuardia had zero revenues. For the three and nine months ended September 30, 2007, LaGuardia had total revenues of zero and $1,988, respectively. For the three and nine months ended September 30, 2008, LaGuardia had zero operating income before income tax benefit and minority interest. For the three and nine months ended September 30, 2007, LaGuardia had operating income before income tax benefit and minority interest of zero and $63, respectively. At September 30, 2008, the Company had no assets or liabilities related to the sale of LaGuardia.

4.	Long-Term Debt

Debt at September 30, 2008 and December 31, 2007 consisted of the following:

	Interest Rate	Maturity Date	Balance Outstanding at
Debt			September 30, 2008	December 31, 2007
Credit facilities
Senior Unsecured Credit Facility	Floating (a)	April 2011 (a)	$221,500	$56,000
LHL Unsecured Credit Facility	Floating (b)	April 2011 (b)	—	14,416

Total borrowings under credit facilities			221,500	70,416

Massport bonds
Harborside Hyatt Conference Center & Hotel (taxable) (c)	Floating (c)	March 2018	5,000	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt) (c)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,100	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%	May 2008 (d)	—	14,860
Gild Hall	Floating (e)	November 2009 (e)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009	38,790	39,661
San Diego Paradise Point Resort (f)	5.25%	February 2009	58,599	59,729
Hilton Alexandria Old Town	4.98%	September 2009	31,434	32,032
Le Montrose Suite Hotel	8.08%	July 2010	13,204	13,392
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	6.28%	August 2014	10,199	10,360
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans at stated value			744,506	762,314
Unamortized loan premium (g)			431	590

Total mortgage loans			744,937	762,904

Total debt			$1,008,537	$875,820

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. At September 30, 2008, the rates applicable to the Company’s outstanding LIBOR borrowings of $130,500 and $91,000 were 4.51% and 3.29%, respectively. At December 31, 2007, the rates applicable to the Company’s outstanding LIBOR borrowings of $29,000 and $27,000 were 6.00% and 5.91%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. At December 31, 2007, the rate applicable to LHL’s outstanding LIBOR borrowings was 5.90%. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. As of September 30, 2008, the Company held $400 of the Massport bonds which are excluded from the balance outstanding at September 30, 2008. The interest rates at September 30, 2008 were 5.50% and 7.75% for the $5,000 and $37,100 bonds, respectively. The interest rates at December 31, 2007 were 4.95% and 3.49% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which was reduced from 1.35% to 1.10% in February 2008.

(d)	The Company repaid the mortgage loan with cash and additional borrowings on its senior unsecured credit facility upon maturity.

(e)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates at September 30, 2008 and December 31, 2007 were 3.78% and 5.65%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The original maturity date was scheduled for November 2008. On October 3, 2008, the Company exercised its first option to extend the loan maturity to November 2009.

(f)	The Company repaid the mortgage loan on October 1, 2008 through borrowings on its senior unsecured credit facility.

(g)	Mortgage debt includes unamortized loan premiums on the mortgage loans on Le Parc Suite Hotel and Hotel Deca of zero and $431, respectively, as of September 30, 2008, and $107 and $483, respectively, as of December 31, 2007.

The Company incurred interest expense of $12,379 and $36,210 for the three and nine months ended September 30, 2008, respectively, and $11,874 and $35,185 for the three and nine months ended September 30, 2007, respectively. Included in interest expense is the amortization of deferred financing fees of $330 and $1,006 for the three and nine months ended September 30, 2008, respectively, and $301 and $1,076 for the three and nine months ended September 30, 2007, respectively. Interest was capitalized in the amounts of $702 and $2,774 for the three and nine months ended September 30, 2008, respectively, and $884 and $2,504 for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008, the Company was current on all loan payments and in compliance with all debt covenants under the mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450,000. On January 14, 2008, the Company amended the credit facility to increase the maximum borrowing from $300,000 to $450,000. On April 13, 2007, the Company amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2008, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the senior unsecured credit facility was 3.3% and 3.5% for the three and nine months ended September 30, 2008, respectively, and 6.2% for the three and nine months ended September 30, 2007. The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2008. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $85 and $273 for the three and nine months ended September 30, 2008, respectively, and $82 and $313 for the three and nine months ended September 30, 2007, respectively. At September 30, 2008 and December 31, 2007, the Company had $221,500 and $56,000, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On April 13, 2007, LHL amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2008, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 3.2% and 3.7% for the three and nine months ended September 30, 2008, respectively, and 6.2% and 6.3% for the three and nine months ended September 30, 2007, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding at September 30, 2008. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of $5 and $14 for the three and nine months ended September 30, 2008, respectively, and $4 and $18 for the three and nine months ended September 30, 2007, respectively. At September 30, 2008 and December 31, 2007, LHL had zero and $14,416, respectively, of outstanding borrowings under the LHL credit facility.

5.	Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, Hilton San Diego Resort and Hotel Solamar, and the parking lot at Sheraton Bloomington Hotel Minneapolis South, are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The lease on the parking lot at the Sheraton Bloomington Hotel Minneapolis South expires in 2014, but the Company has an option to extend for 7 years to 2021. None of the remaining leases expire prior to 2020. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense was $2,241 and $5,786 for the three and nine months ended September 30, 2008, respectively, and $2,220 and $5,369 for the three and nine months ended September 30, 2007, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash. As of September 30, 2008, $3,183 was available in restricted cash reserves for future capital expenditures.

Restricted Cash Reserves

At September 30, 2008, the Company held $11,368 in restricted cash reserves. Included in such amounts are (i) $3,183 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $8,168 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments, and (iii) $17 of tenant security deposits held in cash accounts per leases.

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

In connection with the 2002 termination of the Meridien Hotels, Inc. (“Meridien”) affiliates at the New Orleans and Dallas hotels, the Company was engaged in litigation with Meridien and related affiliates. On September 11, 2008, the Company entered into a Settlement Agreement with Meridien that resolved and released each of the parties’ respective claims, in consideration for a one-time payment by the Company in the amount of $5,500. The Company had previously accrued $1,231 for contingent liability and as a result, the Company recognized an additional expense of $4,269 during the three months ended September 30, 2008, which is included in lease termination expense on the accompanying consolidated statement of operations.

6.	Shareholders’ Equity and Minority Interest

Stock Purchase Rights

In connection with the acquisition of the initial hotels, the Company granted 1,280,569 rights to purchase common shares of beneficial interest at the exercise price of $18.00 per share. The Company recorded these rights in shareholders’ equity at their fair value on the date of grant. All rights had a one-year vesting period and a 10-year term. On April 28, 2008, the remaining outstanding 160,986 exercisable rights expired, resulting in no outstanding exercisable rights as of September 30, 2008.

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

During the three months ended September 30, 2008, the Company issued 583,786 common shares of beneficial interest, consisting of 568,786 shares related to the redemption of 522,641 Series F Preferred Units plus accrued distributions, of which 1,718 were issued from treasury and 15,000 shares related to options exercised, of which 429 were issued from treasury.

During the nine months ended September 30, 2008, the Company received 3,837 common shares of beneficial interest related to the forfeiture of restricted shares due to employee resignations. The Company re-issued 27,958 treasury shares related to the issuance of restricted common shares of beneficial interest during the nine months ended September 30, 2008.

At September 30, 2008, there were 162 common shares of beneficial interest in treasury.

Common Operating Partnership Units

As of September 30, 2008, the Operating Partnership had 103,530 common units outstanding, representing a 0.3% partnership interest held by the limited partners. As of September 30, 2008, approximately $2,414 of cash or the equivalent value in common shares, at our option, would be paid to the limited partners of the Operating Partnership if the partnership was terminated. The approximate value of $2,414 is equivalent to the units outstanding valued at the Company’s September 30, 2008 closing share price of $23.32, which would be equal to the value provided to the limited partners upon liquidation of the Operating Partnership.

Common Dividends

The Company paid the following dividends on common shares/units during the nine months ended September 30, 2008:

Dividend per Share/Unit	For the Month	Declared	Record Date	Payable Date
$0.17	31-Dec-2007	15-Oct-2007	31-Dec-2007	15-Jan-2008
$0.17	31-Jan-2008	15-Jan-2008	31-Jan-2008	15-Feb-2008
$0.17	29-Feb-2008	15-Jan-2008	29-Feb-2008	14-Mar-2008
$0.17	31-Mar-2008	15-Jan-2008	31-Mar-2008	15-Apr-2008
$0.17	30-Apr-2008	15-Apr-2008	30-Apr-2008	15-May-2008
$0.17	31-May-2008	15-Apr-2008	30-May-2008	13-Jun-2008
$0.17	30-Jun-2008	15-Apr-2008	30-Jun-2008	15-Jul-2008
$0.175	31-Jul-2008	15-Jul-2008	31-Jul-2008	15-Aug-2008
$0.175	31-Aug-2008	15-Jul-2008	29-Aug-2008	15-Sep-2008

Treasury Shares

Treasury shares are accounted for under the cost method. In January 2008, the Company repurchased 29,945 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued 3,515 treasury shares as compensation to the Board of Trustees for 2007. During the nine months ended September 30, 2008, the Company received 3,837 common shares of beneficial interest related to the forfeiture of restricted shares due to employee resignations. The Company re-issued 27,958 treasury shares related to the issuance of restricted common shares of beneficial interest and 2,147 treasury shares related to the issuance of unrestricted common shares of beneficial interest during the nine months ended September 30, 2008.

At September 30, 2008, there were 162 common shares of beneficial interest in treasury.

Preferred Shares

On March 6, 2007, the Company redeemed all 3,991,900 outstanding 10.25% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) for $99,797 ($25.00 per share) plus accrued distributions through March 6, 2007 of $1,847. The fair value of the Series A Preferred Shares exceeded the carrying value of the Series A Preferred by $3,868, the amount of offering costs related to the Series A Preferred Shares, which is included in the determination of net income applicable to common shareholders for the nine months ended September 30, 2007.

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

The following Preferred Shares were outstanding as of September 30, 2008:

Security Type	Number of Shares
8 3/8% Series B Preferred Shares	1,100,000
7 1/2% Series D Preferred Shares	3,170,000
8% Series E Preferred Shares	3,500,000
7 1/4% Series G Preferred Shares	4,000,000

Preferred Operating Partnership Units

The Series C Preferred Units have no stated maturity date or mandatory redemption. The Series C Preferred Units are redeemable for Series C Preferred Shares (liquidation preference $25.00 per share), $.01 par value per share, of the Company or cash at the Company’s election. As of September 30, 2008, the redemption value of the

Series C Preferred Units was $59,787 based on the redemption price of $25.00 per unit plus accrued distributions. The Company is not required to set aside funds to redeem the Series C Preferred Units and the Company may not optionally redeem the Series C Preferred Units prior to January 1, 2021, except the Company may redeem the Series C Preferred Units during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified.

The Series F Preferred Units issued by the Operating Partnership are not redeemable by the Operating Partnership prior to November 17, 2016. On or after this date, the Operating Partnership, at its option, may redeem the Series F Preferred Units, in whole or in part from time to time, for cash, at a redemption price $25.00 per unit, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. As of September 30, 2008, the redemption value of the Series F Preferred Units was $14,361 based on the redemption price of $25.00 per unit plus accrued distributions. Any Series F Preferred Unitholder may require the Operating Partnership to redeem the Series F Preferred Units held by that unitholder. The Company, as the sole general partner of the Operating Partnership, may, at its election, satisfy the unitholder’s redemption right by paying cash or common shares of the Company.

During the three months ended September 30, 2008, 522,641 Series F Preferred Units with a value of $13,120 ($25.00 per unit plus accrued distributions of $54) were redeemed for 568,786 common shares of beneficial interest using a 10-day average close price. Also, during the three months ended September 30, 2008, 6,936 Series F Preferred Units with a value of $175 ($25.00 per unit plus accrued distributions of $1) were redeemed for cash.

The following Preferred Units were outstanding as of September 30, 2008:

Unit Type	Number of Units
7 1/4% Series C Preferred Units	2,348,888
Variable Series F Preferred Units	568,771

Preferred Dividends

The Company paid the following dividends on preferred shares/units during the nine months ended September 30, 2008:

Share/ Unit	Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Share	8 3/8% Series B	$0.52	31-Dec-2007	1-Jan-2008	15-Jan-2008
Share	8 3/8% Series B	$0.52	31-Mar-2008	1-Apr-2008	15-Apr-2008
Share	8 3/8% Series B	$0.52	30-Jun-2008	1-Jul-2008	15-Jul-2008
Unit	7 1/4% Series C	$0.45	31-Dec-2007	1-Jan-2008	15-Jan-2008
Unit	7 1/4% Series C	$0.45	31-Mar-2008	1-Apr-2008	15-Apr-2008
Unit	7 1/4% Series C	$0.45	30-Jun-2008	1-Jul-2008	15-Jul-2008
Share	7 1/2% Series D	$0.47	31-Dec-2007	1-Jan-2008	15-Jan-2008
Share	7 1/2% Series D	$0.47	31-Mar-2008	1-Apr-2008	15-Apr-2008
Share	7 1/2% Series D	$0.47	30-Jun-2008	1-Jul-2008	15-Jul-2008
Share	8% Series E	$0.50	31-Dec-2007	1-Jan-2008	15-Jan-2008
Share	8% Series E	$0.50	31-Mar-2008	1-Apr-2008	15-Apr-2008
Share	8% Series E	$0.50	30-Jun-2008	1-Jul-2008	15-Jul-2008
Unit	Variable Series F	$0.41	31-Dec-2007	1-Jan-2008	15-Jan-2008
Unit	Variable Series F	$0.32	31-Mar-2008	1-Apr-2008	15-Apr-2008
Unit	Variable Series F	$0.26	30-Jun-2008	1-Jul-2008	15-Jul-2008
Share	7 1/4% Series G	$0.45	31-Dec-2007	1-Jan-2008	15-Jan-2008
Share	7 1/4% Series G	$0.45	31-Mar-2008	1-Apr-2008	15-Apr-2008
Share	7 1/4% Series G	$0.45	30-Jun-2008	1-Jul-2008	15-Jul-2008

7.	Share Option and Incentive Plan

In April 1998, the Board of Trustees adopted and the shareholders approved the 1998 Plan that is currently administered by the Compensation Committee of the Board of Trustees. The Company’s employees and the hotel operators and their employees generally are eligible to participate in the 1998 Plan.

The 1998 Plan authorizes, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash for trustees’ fees, (iv) grants of common shares of beneficial interest in lieu of cash compensation, and (v) the making of loans to acquire common shares of beneficial interest in lieu of compensation. The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares of beneficial interest on the date of grant. Options under the 1998 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three to four year period. The duration of each option is also determined by the Compensation Committee; however, the duration of each option shall not exceed 10 years from date of grant. There were no unvested stock options outstanding as of September 30, 2008. There are 2,800,000 common shares of beneficial interest authorized for issuance under the 1998 Plan. At September 30, 2008, there were 517,265 common shares available for future grant under the 1998 Plan.

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

A summary of the Company’s nonvested shares as of September 30, 2008 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2008	285,280	$37.82
Granted	337,500	29.61
Vested	(90,624)	34.75
Forfeited	(3,837)	38.09

Nonvested at September 30, 2008	528,319	$33.10

As of September 30, 2008 and December 31, 2007, there were $14,075 and $7,391, respectively, of total unrecognized compensation costs related to nonvested share awards granted under the 1998 Plan. As of September 30, 2008 and December 31, 2007, these costs were expected to be recognized over a weighted–average period of 3.7 and 1.7 years, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2008 was zero and $2,891, respectively, and during the three and nine months ended September 30, 2007 was zero and $3,182, respectively. The compensation costs (net of estimated forfeitures) for the 1998 Plan that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $1,275 and $3,021 for the three and nine months ended September 30, 2008, respectively, and $677 and $2,322 for the three and nine months ended September 30, 2007, respectively.

Long-Term Performance-Based Share Awards

On December 17, 2007 and December 20, 2006, the Company’s Board of Trustees granted 45,376 and 31,490 performance-based awards of nonvested shares to executives, respectively. The actual amounts of the awards will be determined on January 1, 2011 and January 1, 2010, respectively, and will depend on the “total return” of the Company’s common shares over a three-year period beginning with the closing price of the Company’s common stock on December 31, 2007 and December 31, 2006, respectively, and ending with the closing price of the Company’s common stock on December 31, 2010 and December 31, 2009, respectively. Forty percent of the awards will be based on the Company’s “total return” compared to the total return of the companies in the NAREIT Equity Index. “Total return” is as calculated by the NAREIT Equity Index and is the increase in the market price of a company’s common shares plus dividends declared thereon and assuming such dividends are reinvested. Forty percent of the awards will be based on the Company’s total return compared to the total return of six companies in a designated peer group of the Company. The final 20% of the awards will be based on the amount of the Company’s total return compared to a Board-established total return goal. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis described immediately above and none of the performance shares are outstanding until issued in accordance with award agreements based on performance.

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

On May 31, 2008 and June 25, 2008, the Company’s Board of Trustees granted 125,000 and 87,500 performance-based awards of nonvested shares to executives, respectively. The actual amounts of the reward with respect to 62,500 shares will be determined on July 1, 2011 and will depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2008 and ending with the per-share closing price of the Company’s common shares on June 30, 2011. The actual amounts of the reward with respect to 75,000 shares will be determined on July 1, 2014 and depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the

Company’s common shares on June 30, 2011 and ending with the per-share closing price of the Company’s common shares on June 30, 2014. The actual amounts of the reward with respect to 75,000 shares will be determined on July 1, 2017 and will depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2014 and ending with the per-share closing price of the Company’s common shares on June 30, 2017. Forty percent of the awards will be based on the Company’s “total return” compared to the total return of the companies in the NAREIT Equity Index. “Total return” is as calculated by NAREIT Equity Index and is the increase in the market price of a company’s common shares plus dividends declared thereon and assuming such dividends are reinvested. Forty percent of the awards will be based on the Company’s total return compared to the total return of companies in a designated peer group of the Company and included in the NAREIT Equity Index. The final 20% of the awards will be based on the amount of the Company’s total return compared to a Board-established total return goal. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis described immediately above, and none of the performance shares is outstanding until issued in accordance with award agreement based on performance. After the actual amounts of the awards are determined (or earned) on July 1, 2011, July 1, 2014 and July 1, 2017, the earned shares will be issued and outstanding with a portion subject to further vesting.

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

•	The valuation has been performed in a risk-neutral framework, so no assumption has been made with respect to an equity risk premium.

Employee Behavioral Assumptions

•	As termination of employment results in forfeiture of the award, demographic assumptions have not been used.

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Award
2008 Grants
Target amounts	30.80%	2.90%	N/A	N/A	$24.81	20.00%
NAREIT index	30.80%	2.90%	N/A	1.152	$27.61	40.00%
Peer companies	30.80%	2.90%	N/A	1.022	$28.00	40.00%
2007 Grants
Target amounts	25.80%	3.07%	N/A	N/A	$28.69	20.00%
NAREIT index	25.80%	3.07%	N/A	1.123	$35.22	40.00%
Peer companies	25.80%	3.07%	N/A	1.004	$35.39	40.00%
2006 Grants
Target amounts	24.40%	4.74%	1.32%	N/A	$43.29	20.00%
NAREIT index	24.40%	4.74%	1.32%	.947	$51.47	40.00%
Peer companies	24.40%	4.74%	1.32%	.967	$50.72	40.00%

A summary of the Company’s long-term performance-based share awards as of September 30, 2008 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	76,866	$40.35
Granted	62,500	27.21
Vested	—	—
Forfeited	—	—

Subtotal	139,366	$34.46
Granted (1)	150,000

Nonvested at September 30, 2008	289,366

(1)	As of September 30, 2008, fair value has not been determined by a third party valuation expert. Fair value will not be determined until July 1, 2011 and July 1, 2014.

As of September 30, 2008 and December 31, 2007, there were $3,866 and $2,769, respectively, of total unrecognized compensation costs related to long-term performance-based share awards granted under the 1998 Plan. As of September 30, 2008 and December 31, 2007, these costs were expected to be recognized over a weighted–average period of 3.0 and 3.7 years, respectively. No long-term performance-based share awards were vested as of September 30, 2008 and December 31, 2007. The compensation costs related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $296 and $604 for the three and nine months ended September 30, 2008, respectively, and $77 and $232 for the three and nine months ended September 30, 2007, respectively.

8.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, consist of the following expenses incurred by the hotels leased by LHL:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
General and administrative	$13,892	$12,832	$40,755	$36,517
Sales and marketing	11,502	10,287	32,713	29,718
Repairs and maintenance	6,513	6,057	18,545	18,326
Utilities and insurance	7,076	6,637	18,906	19,430
Management and incentive fees	8,003	7,544	18,867	18,989
Franchise fees	1,386	1,622	3,948	4,687
Other expenses	281	348	1,005	1,117

Total other indirect expenses	48,653	45,327	134,739	128,784
Other indirect hotel operating expenses related to discontinued operations	—	—	—	(660)

Total other indirect expenses related to continuing operations	$48,653	$45,327	$134,739	$128,124

As of September 30, 2008, LHL leases the following 30 hotels owned by the Company:

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

•       Hotel George

•       Indianapolis Marriott Downtown

•       Hilton Alexandria Old Town

•       Chaminade Resort and Conference Center

•       Hilton San Diego Gaslamp Quarter

•       The Grafton on Sunset

•       Onyx Hotel

•       Westin Copley Place

•       Hotel Deca

•       Hilton San Diego Resort and Spa

•       Donovan House

•       Le Parc Suite Hotel

•       Westin Michigan Avenue

•       Hotel Sax Chicago

•       Alexis Hotel

•       Hotel Solamar

•       Gild Hall

•       Hotel Amarano Burbank

•       San Diego Paradise Point Resort and Spa

The remaining hotel in which the Company owns an interest, Le Montrose Suite Hotel, is leased directly to an affiliate of the current hotel operator.

For each of calendar years 2004 through 2007, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through September 30, 2008, Marriott made cure payments totaling $12,315 for the calendar years 2004 through 2007 to avoid termination. Marriott may recoup these amounts in the event certain future operating thresholds are attained. Through September 30, 2008, Marriott has recouped a total of $2,821 for the calendar years 2004 through 2007. The remaining amount may still be recouped; therefore, the Company recorded a deferred liability of $9,494 and $6,371 as of September 30, 2008 and December 31, 2007, respectively, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The following is a reconciliation of the cure payments and deferred liability as of and for the nine months ended September 30, 2008 and the years ended December 31, 2007, 2006 and 2005:

		Cure Payment				Deferred Liability Balance
Year Ended December 31,	Notification Date	Performance Year	Date	Amount	Recoup Amount
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	$6,371
2008*	February 26, 2008	2007	April 10, 2008	3,123	—	$9,494

		As of September 30, 2008		$12,315	$(2,821)

*	Nine months ended September 30, 2008.

9.	Income Taxes

For the three months ended September 30, 2008, income tax expense of $767 was comprised of a current federal, state and local tax expense of $133 and a deferred federal, state and local tax expense of $634 on LHL’s income of $2,385 before income tax expense. For the nine months ended September 30, 2008, income tax expense of $650 was comprised of a current federal, state and local tax expense of $1,149 and a deferred federal, state and local tax benefit of $499 on LHL’s loss of $1,420 before income tax expense.

The Company has estimated LHL’s income tax benefit for the nine months ended September 30, 2008 using a combined federal and state rate of 29.9%. As of September 30, 2008, the Company had a deferred tax asset of $15,616 primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2022 through 2027 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent years cannot be reasonably estimated.

10.	Earnings Per Common Share

The limited partners’ outstanding common limited partnership units in the Operating Partnership (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares, including unvested restricted shares when the assumed repurchase amount exceeds the amount outstanding, have been excluded from the diluted earnings per share calculation. The computation of basic and diluted earnings per common share is presented below (dollars in thousands except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income applicable to common shareholders before discontinued operations and dividends on unvested restricted shares	$12,533	$20,198	$18,248	$24,797
Discontinued operations	—	44	—	30,457

Net income applicable to common shareholders before dividends on unvested restricted shares	12,533	20,242	18,248	55,254
Dividends paid on unvested restricted shares	(278)	(119)	(533)	(351)

Net income applicable to common shareholders after dividends on unvested restricted shares	$12,255	$20,123	$17,715	$54,903

Denominator:
Weighted average number of common shares - basic	40,264,498	39,854,950	40,035,102	39,851,249
Effect of dilutive securities:
Unvested restricted shares	—	72,995	—	67,660
Stock options and compensation-related shares	85,946	189,973	117,383	196,837

Weighted average number of common shares - diluted	40,350,444	40,117,918	40,152,485	40,115,746

Basic Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations and after dividends on unvested restricted shares	$0.30	$0.50	$0.44	$0.62
Discontinued operations	—	—	—	0.76

Net income applicable to common shareholders per weighted average common share after dividends on unvested restricted shares	$0.30	$0.50	$0.44	$1.38

Diluted Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations and after dividends on unvested restricted shares	$0.30	$0.50	$0.44	$0.61
Discontinued operations	—	—	—	0.76

Net income applicable to common shareholders per weighted average common share after dividends on unvested restricted shares	$0.30	$0.50	$0.44	$1.37

11.	Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2008	2007
Interest paid, net of capitalized interest	$35,481	$34,247

Interest capitalized	$2,774	$2,504

Income taxes paid, net of refunds	$829	$946

Distributions payable (common shares)	$7,199	$6,833

Distributions payable (preferred shares)	$5,624	$5,624

Redemption of preferred shares for common shares	$13,119	$—

Accrued capital expenditures	$4,321	$8,990

Issuance (forfeiture) of restricted shares to employees and executives, net	$11,549	$(601)

Issuance of common shares for board of trustees compensation	$153	$165

Repurchase of common shares (treasury)	$(955)	$(1,038)

In conjunction with the sale of hotel property, the Company disposed of the following assets and liabilities:
Proceeds on sale, net of closing costs	$—	$(67,113)
Other assets	—	(5,642)
Liabilities	—	1,202

Sale of hotel property	$—	$(71,553)

In conjunction with the property acquisition, the Company assumed the following assets and liabilities:
Property under development	$52,910	$—
Liabilities	(1,441)	—

Acquisition of property	$51,469	$—

12.	Subsequent Events

On October 1, 2008, the Company repaid the San Diego Paradise Point Resort and Spa mortgage loan in the amount of $58,599 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loan was due to mature in February 2009.

On October 2, 2008, the operating agreement for Modern Magic Hotel LLC joint venture was amended to include terms related to the financing of the project. The Company has agreed to make, and the joint venture has agreed to accept, a construction loan from the Company with a minimum funding amount of $100,000 and a maximum funding amount of $125,000, provided certain benchmarks as outlined in the amendment are met. The loan shall earn interest at a rate of 7.5% per annum, compounded monthly, and matures on the later of August 1, 2011 or sixteen months after the hotel opening date. Payments of interest only shall be made during the term of the loan and the remaining balance will be due at maturity. The loan has two extension options of one year each, which must be exercised thirty days prior to the loan maturity, with interest-only payable during the extension periods and the payment of an extension fee equal to 0.25% of the outstanding principal due upon exercise of extension option. A commitment fee of 1% of the $125,000 financing commitment will be owed to the Company from the joint venture. An exit fee of 1% of the principal amount outstanding on the date the loan is repaid or on the maturity date will also be due to the Company from the joint venture.

On October 3, 2008, the Company exercised its first option to extend the Gild Hall loan by a one year period to mature in November 2009.

On October 22, 2008, the Company declared monthly distributions on common shares of the Company and on common units of the Operating Partnership in the amount of $0.085 per common share of beneficial interest/unit for each of the months of October, November and December 2008.

The Company paid the following common and preferred dividends subsequent to September 30, 2008:

Security Type	Share/ Unit	Dividend per Share/Unit	For the Month/Quarter Ended		Declared	Record Date	Payable Date
Common	Share/Unit	$0.175	Month	30-Sep-2008	15-Jul-2008	30-Sep-2008	15-Oct-2008
8 3/8% Series B Preferred	Share	$0.52	Quarter	30-Sep-2008	n/a	1-Oct-2008	15-Oct-2008
7 1/4% Series C Preferred	Unit	$0.45	Quarter	30-Sep-2008	n/a	1-Oct-2008	15-Oct-2008
7 1/2% Series D Preferred	Share	$0.47	Quarter	30-Sep-2008	n/a	1-Oct-2008	15-Oct-2008
8% Series E Preferred	Share	$0.50	Quarter	30-Sep-2008	n/a	1-Oct-2008	15-Oct-2008
Variable Series F Preferred	Unit	$0.25	Quarter	30-Sep-2008	n/a	1-Oct-2008	15-Oct-2008
7 1/4% Series G Preferred	Share	$0.45	Quarter	30-Sep-2008	n/a	1-Oct-2008	15-Oct-2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the third quarter of 2008, the economy weakened further under the weight of the housing recession, growing unemployment, a financially strapped consumer and fear and panic that have resulted from the freezing of global debt markets and collapse of global equity markets. Due to the economic weakness, industry RevPAR turned negative in June and has continued to weaken in the third quarter, with the exception of a minor positive respite in July. Industry-wide demand fell further into negative territory in the third quarter, declining 1.0%, as compared to last year. Leisure travel continued to weaken during the quarter, reflecting the growing economic difficulties and significant drop in wealth being experienced by consumers. Business travel was the bigger story in the quarter, particularly towards the end of the quarter, as business demand, both group and transient, weakened noticeably. The Company’s performance significantly outpaced the industry as a result of the ramp up from our numerous redevelopments, repositioning and renovation projects and the performance of our more stabilized hotels. Group room nights were up 4.3% in the quarter compared to the same quarter last year, a result of the implementation of a general strategy adopted last year to add group room nights through increased group sales personnel and a greater overall percentage of group rooms in our overall customer mix.

For the third quarter of 2008, the Company had net income applicable to common shareholders of $12.5 million or $0.30 per diluted share. FFO was $39.9 million, or $0.99 per diluted share and EBITDA was $60.0 million. RevPAR for the hotel portfolio was $166.76, which is a decrease of 0.1% compared to the prior year period. Average daily rate decreased 1.0% to $204.37 and occupancy increased by 0.8% to 81.6%. The Company’s hotel portfolio EBITDA increased 1.4% resulting from hotel portfolio revenues growing 1.6% and hotel portfolio expenses limited to a 1.7% increase.

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

The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses recorded on the Company’s consolidated statements of operations, based on an aggregate estimate, are fairly stated.

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

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Industry travel levels declined in the quarter compared to prior year levels. On a year-over-year basis, overall industry supply growth substantially exceeded demand in the quarter. For the industry, July’s results were positively impacted by the better placement of July 4th Holiday in 2008, as well as inbound international customers, but the quarter was largely impacted by overall economic weakness. For the Company, the quarter’s RevPAR outperformance to the industry was primarily a result of the ramp up from our numerous redevelopments, repositioning and renovation projects as well as the performance of our more stabilized properties. Occupancies at properties leased to LHL increased 1.0% from the prior year and ADR decreased 1.1% over the prior year resulting in a RevPAR decrease of 0.2% over the prior year.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (30 hotels as of September 30, 2008), including room revenue, food and beverage revenue, and other operating department revenue (which includes golf, telephone, parking and other ancillary revenues) increased $20.7 million, from $171.7 million in 2007 to $192.4 million in 2008. This increase includes amounts that are not comparable year-over-year as follows:

•	$16.3 million increase in room, food and beverage, and other revenue from San Diego Paradise Point Resort due to the transition to a new lease with LHL as of June 1, 2008; and

•	$2.4 million increase in room, food and beverage, and other revenue from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

The remaining increase is primarily due to the following:

•

$1.8 million increase in room, food and beverage, and other revenue from Indianapolis Marriott Downtown due to an increase in occupancy and ADR primarily attributable to improved group business around Labor Day weekend;

•	$1.1 million increase in room, food and beverage, and other revenue from Hotel Sax Chicago due to hotel, lounge, and meeting facilities renovations completed in 2007; and

•	$1.0 million increase in room, food and beverage, and other revenue from Alexis Hotel due to improved hotel facilities as a result of renovations completed in 2007.

The above increases are partially offset by the $0.8 million decrease in room, food and beverage, and other revenue from Sheraton Bloomington Hotel Minneapolis South due to a decline in occupancy.

The remaining decrease of $1.1 million is primarily attributable to the 1.1% decrease in ADR across the portfolio.

Participating Lease Revenue

Participating lease revenue from hotels leased to third party lessees (one hotel as of September 30, 2008) decreased $8.2 million, from $9.6 million in 2007 to $1.4 million in 2008. The decrease is primarily due to the transition of San Diego Paradise Point Resort and Spa to a new lease with LHL as of June 1, 2008. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating leases.

Other Income

Other income increased $0.6 million from $1.5 million in 2007 to $2.1 million in 2008. This increase is primarily due to $0.9 million recognized in the 2008 period from a lease termination fee from a retail tenant at Hotel Sax Chicago, partially offset by a loss of lease revenue from that tenant.

Hotel Operating Expenses

Hotel operating expenses increased $12.4 million from $104.2 million in 2007 to $116.6 million in 2008. This increase includes amounts that are not comparable year-over-year as follows:

•

$7.9 million increase in room, food and beverage, other operating department and indirect expense from San Diego Paradise Point Resort due to the transition to a new lease with LHL as of June 1, 2008; and

•

$2.0 million increase in room, food and beverage, other operating department and indirect expense from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

The remaining increase is primarily due to the following:

•

$1.2 million increase in room, food and beverage, other operating department and indirect expense from Hotel Sax Chicago due to hotel, lounge, and meeting facilities renovations completed in 2007, which increased occupancy and in turn increased service costs; and

•

$0.9 million increase in room, food and beverage, other operating department and indirect expense from Indianapolis Marriott Downtown due to an increase in occupancy, which in turn increased service costs.

The above increases are partially offset by the $0.6 million decrease in room, food and beverage, other operating department and indirect expense from Sheraton Bloomington Hotel Minneapolis South due to a decline in occupancy, which in turn decreased service costs.

The remaining increase of $1.0 million is primarily attributable to higher operating costs from an increase in occupancy of 1.0% across the portfolio.

Depreciation and Amortization

Depreciation and amortization expense increased $3.8 million from $23.6 million in 2007 to $27.4 million in 2008. This increase includes an amount that is not comparable year-over-year of $1.2 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The remaining increase of $2.6 million is primarily due to building and land improvements and purchases of furniture, fixtures and equipment across the hotel portfolio during 2008 and 2007.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses decreased $0.8 million from $7.9 million in 2007 to $7.1 million in 2008. This decrease is a result of a decrease of $1.9 million in real estate taxes from Westin Michigan Avenue due to a decrease in assessment and rate, and a decrease in insurance premiums of $0.2 million across the portfolio, offset by a non-comparable year over-year increase of $0.3 million from Donovan House which reopened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The decrease is also offset by an increase of $1.0 million in real estate and personal property taxes primarily from increases in assessments and rates at certain of the hotel properties.

Ground Rent

Ground rent was $2.2 million for both 2007 and 2008. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.

General and Administrative Expenses

General and administrative expense increased $2.4 million from $2.7 million in 2007 to $5.1 million in 2008 primarily as a result of an increase in compensation costs and professional fees.

Lease Termination Expense

Lease termination expense increased $4.3 million from zero in 2007 to $4.3 million in 2008. The increase is due to the settlement of the Meridien litigation in 2008 (see “Legal Proceedings” section).

Other Expenses

Other expenses increased $0.2 million from $0.5 million in 2007 to $0.7 million in 2008 primarily due to a slight increase in retail lease expenses, partially offset by a slight decrease related to the renaming and repositioning of hotels.

Interest Income

Interest income decreased $0.2 million from $0.2 million in 2007 to zero in 2008 primarily due to decreases in cash balances and interest rates in the 2008 period.

Interest Expense

Interest expense increased by $0.5 million from $11.9 million in 2007 to $12.4 million in 2008 due to an increase in the Company’s weighted average debt and a decrease in capitalized interest, partly offset by a decrease in the weighted average interest rate. The Company’s weighted average debt outstanding related to continuing operations increased from $848.1 million in 2007 to $970.5 million in 2008, which includes increases from:

•	additional borrowing to purchase a controlling interest in the joint venture that acquired the 330 N. Wabash Avenue property in March 2008; and

•	additional borrowings under the Company’s credit facility to finance other capital improvements during 2008.

The above borrowings are offset by paydowns on outstanding debt from operating cash flows.

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 5.3% in 2007 to 4.8% in 2008. The Company’s weighted average interest rate excluding the impact of capitalized interest decreased from 5.7% in 2007 to 5.1% in 2008. Capitalized interest decreased $0.2 million from $0.9 million in 2007 to $0.7 million in 2008 primarily due to the completion of the renovation of the Donovan House in March 2008, partly offset by the redevelopment of the 330 N. Wabash Avenue property as a super luxury hotel during 2008.

Income Taxes

Income tax expense decreased $1.8 million from $2.6 million in 2007 to $0.8 million in 2008. For the three months ended September 30, 2008, current federal, state and local income tax expense totaled $0.1 million. LHL’s net income before income tax expense decreased $2.6 million from $5.0 million in 2007 to $2.4 million in 2008. Accordingly, for the three months ended September 30, 2008, LHL recorded a deferred federal, state and local income tax expense of $0.7 million (using an estimated tax rate of 29.8%).

As of September 30, 2008, the Company had a deferred tax asset of $15.6 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2022 through 2027 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority Interest

Minority interest in consolidated entities represents the outside equity interest in the 330 N. Wabash Avenue property which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Minority interest of common units in the Operating Partnership represents the common unit limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to common units minority interest based on the weighted average percentage ownership throughout the year. At September 30, 2008, the limited partners held 0.3% of the common units of the Operating Partnership.

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The decrease in minority interest of preferred units in the Operating Partnership from $1.5 million in 2007 to $1.3 million in 2008 is a result of a lower LIBOR rate used in calculating the dividend rate of the Series F Preferred Units and the redemption of 529,577 Series F Preferred Units during the three months ended September 30, 2008.

Discontinued Operations

Net income from discontinued operations decreased from an immaterial amount in 2007 to zero in 2008. Net income from discontinued operations is a result of the sale of the LaGuardia Airport Marriott (“LaGuardia”) in January 2007. The following table summarizes net income from discontinued operations for 2008 and 2007 (dollars in thousands):

	For the three months ended September 30,
	2008	2007
Net lease income from LaGuardia	$—	$—
Net operating income from LaGuardia	—	—
Gain on sale of LaGuardia	—	44
Minority interest expense related to LaGuardia	—	—
Income tax expense related to LaGuardia	—	—

Net income from discontinued operations	$—	$44

Distributions to Preferred Shareholders

Distributions to preferred shareholders remained unchanged from 2007 to 2008, with $5.6 million in both periods since there were no additional equity offerings or redemptions affecting either period.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Industry travel levels have deteriorated substantially due to demand reduction from both business and leisure travel. On a year-over-year basis, overall industry demand for hotel rooms fell well short of supply growth. Through the first nine months of the year, supply has increased 2.5% while demand has declined 0.6%. With respect to the Company’s hotels, occupancies at properties leased to LHL were up an average of 0.6% for the nine months ended September 30, 2008, ADR was up an average of 1.0% resulting in a RevPAR increase of 1.7%. The nine months ended September 30, 2008 were negatively impacted by the numerous redevelopments, repositioning and renovation projects during the first quarter, but benefited from the ramp up of those assets during the second and third quarters.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (30 hotels as of September 30, 2008), including room revenue, food and beverage revenue, and other operating department revenue (which includes golf, telephone, parking and other ancillary revenues) increased $35.5 million, from $473.2 million in 2007 to $508.7 million in 2008. This increase includes amounts that are not comparable year-over-year as follows:

•	$21.5 million increase in room, food and beverage, and other revenue from San Diego Paradise Point Resort due to the transition to a new lease with LHL as of June 1, 2008; and

•	$4.9 million increase in room, food and beverage, and other revenue from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

The remaining increase is primarily due to the following:

•	$4.9 million increase in room, food and beverage, and other revenue from Alexis Hotel ($2.9 million) and Hotel Viking ($2.0 million) due to improved hotel facilities as a result of renovations;

•	$4.2 million increase in room, food and beverage, and other revenue from Hotel Sax Chicago due to hotel, lounge, and meeting facilities renovations completed in 2007;

•	$1.9 million increase in room and other revenue from The Hilton San Diego Resort and Spa due to improved hotel facilities as a result of renovations;

•

$1.7 million increase in room, golf and other ancillary revenue at Lansdowne Resort due to improved hotel facilities as a result of renovations, the new golf course that opened in May 2007, and a larger spa;

•	$1.5 million increase in room revenue from Westin Copley Place primarily due to an increase in occupancy;

•	$0.8 million increase in room, food and beverage, and other revenue from Hilton Alexandria Old Town primarily due to an increase in occupancy and ADR;

•	$0.8 million increase in room and other revenue from Indianapolis Marriott Downtown primarily due to an increase in ADR and parking rates;

•	$0.8 million increase in room, food and beverage, and other revenue from Le Parc Suite Hotel due to an increase in RevPAR primarily attributable to increases in occupancy and ADR; and

•	$0.7 million increase in room and food and beverage revenue from Harborside Hyatt Conference Center & Hotel due to an increase in occupancy and ADR.

The above increases are partially offset by the following decreases:

•	$2.4 million decrease in room, food and beverage, golf and other revenue from Seaview Resort and Spa due to a decline in occupancy and ADR, and weather related golf cancellations;

•	$2.3 million decrease in room, food and beverage, and other revenue from The Liaison Capitol Hill due to disruption from an extensive hotel and restaurant renovation;

•	$1.5 million decrease in room, food and beverage, and other revenue from Hotel Solamar due to a decrease in ADR and disruption from a lounge renovation;

•	$0.9 million decrease in room and other revenue from Westin Michigan Avenue primarily due to a decline in occupancy;

•	$0.8 million decrease in food and beverage, and other revenue from Westin Copley Place due to disruption from ballroom renovations; and

•	$0.7 million decrease in room, food and beverage, and other revenue from Westin City Center Dallas due to a decline in ADR and group business.

The remaining increase of $0.4 million is primarily due to a 1.7% increase in RevPAR, attributable to a 0.6% increase in occupancy and a 1.0% increase in ADR across the portfolio.

Participating Lease Revenue

Participating lease revenue from hotels leased to third party lessees (one hotel as of September 30, 2008) decreased $10.2 million, from $22.2 million in 2007 to $12.0 million in 2008. The decrease is primarily due to the transition of San Diego Paradise Point Resort and Spa to a new lease with LHL as of June 1, 2008, offset by an increase of $0.4 million from Le Montrose Suite Hotel due to an increase in RevPAR primarily attributable to an increase in ADR. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating leases.

Other Income

Other income increased $2.3 million from $3.9 million in 2007 to $6.2 million in 2008. This increase is primarily due to the following:

•	$0.9 million recognized in the 2008 period from a lease termination fee from a retail tenant at Hotel Sax Chicago, partially offset by a loss of lease revenue from that tenant;

•	$0.7 million recognized in 2008 from a settlement of outstanding liabilities with respect to the acquisition of Westin Michigan Avenue property in March 2006; and

•	$0.2 million from a settlement of outstanding liabilities due to the transition of San Diego Paradise Point Resort to a new lease with LHL as of June 1, 2008.

The remaining increase of $0.5 million is primarily due to the income from retail leases at the Hotel Sax Chicago and tenant personal property tax reimbursements at San Diego Paradise Point Resort and Le Montrose Suite Hotel.

Hotel Operating Expenses

Hotel operating expenses increased $20.8 million from $300.2 million in 2007 to $321.0 million in 2008. This increase includes amounts that are not comparable year-over-year as follows:

•

$10.6 million increase in room, food and beverage, other operating department and indirect expense from San Diego Paradise Point Resort due to the transition to a new lease with LHL as of June 1, 2008; and

•

$4.8 million increase in room, food and beverage, other operating department and indirect expense from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

The remaining increase is primarily due to the following:

•

$3.8 million increase in room, food and beverage, other operating department and indirect expense from Hotel Sax Chicago due to hotel, lounge, and meeting facilities renovations completed in 2007, which increased occupancy and in turn increased service costs;

•

$1.2 million increase in room, food and beverage, other operating department and indirect expense from The Hilton San Diego Resort and Spa due to improved hotel facilities as a result of renovations, which increased occupancy and in turn increased service costs;

•

$1.0 million increase in room, food and beverage, and indirect expense from Alexis Hotel due to improved hotel facilities as a result of renovations, which increased occupancy and in turn increased service costs;

•

$0.9 million increase in room, food and beverage, and indirect expense from Lansdowne Resort due to the new golf course that opened in May 2007, improved hotel facilities as a result of renovations, and a larger spa, which increased occupancy and in turn increased service costs;

•

$0.8 million increase in room, food and beverage, other operating department and indirect expense from Hotel Viking due to improved hotel facilities as a result of renovations, which increased occupancy and in turn increased service costs;

•	$0.7 million increase in room, food and beverage, and indirect expense from Harborside Hyatt Conference Center & Hotel due to increased occupancy, which in turn increased service costs; and

•	$0.7 million increase in room expense from Westin Copley Place due to increased occupancy, which in turn increased service costs.

The above increases are partially offset by the following decreases:

•	$1.3 million decrease in food and beverage, other operating department and indirect expense from Westin Copley Place due to disruption from ballroom renovations;

•	$0.8 million decrease in room, food and beverage, and indirect expense from Seaview Resort and Spa due to decreased occupancy, which in turn decreased service costs;

•

$0.7 million decrease in room, food and beverage, other operating department and indirect expense from Chaminade Resort and Conference Center due to the property being closed during a renovation and repositioning project, which was completed January 31, 2008; and

•	$0.7 million decrease in room, food and beverage, other operating department and indirect expense from Hotel Solamar primarily due to disruption from a lounge renovation.

•	$0.7 million decrease in incentive management fees from Westin Michigan Avenue primarily due to the hotel renovation;

The remaining increase of $0.5 million is primarily attributable to higher operating costs from an increase in occupancy of 0.6% across the portfolio.

Depreciation and Amortization

Depreciation and amortization expense increased $10.3 million from $68.6 million in 2007 to $78.9 million in 2008. This increase includes an amount that is not comparable year-over-year of $2.4 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The remaining increase of $7.9 million is primarily due to building and land improvements and purchases of furniture, fixtures and equipment across the hotel portfolio during 2008 and 2007.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses increased $1.5 million from $24.3 million in 2007 to $25.8 million in 2008. This increase includes an amount that is not comparable year-over-year of $0.7 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The remaining increase of $0.8 million is a result of an increase in real estate and personal property taxes of $2.9 million primarily from increases in assessments and rates at certain of the hotel properties, including an increase of $0.8 million from Indianapolis Marriott Downtown due to an increase in assessment and an increase of $0.6 million from Westin Copley Place due to increases in assessment and rate, offset by a decrease of $1.6 million in real estate taxes from Westin Michigan Avenue due to decreases in assessment and rate and a decrease in insurance premiums of $0.5 million across the portfolio.

Ground Rent

Ground rent increased $0.4 million from $5.4 million in 2007 to $5.8 million in 2008. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The increase is due to performance at the applicable hotels being slightly better in the 2008 period than the 2007 period.

General and Administrative Expenses

General and administrative expense increased $2.8 million from $10.1 million in 2007 to $12.9 million in 2008 primarily as a result of an increase in compensation costs, legal fees and other professional fees.

Lease Termination Expense

Lease termination expense increased $4.3 million from zero in 2007 to $4.3 million in 2008. The increase is due to the settlement of the Meridien litigation in 2008 (see “Legal Proceedings” section).

Other Expenses

Other expenses increased $0.4 million from $1.8 million in 2007 to $2.2 million in 2008 primarily due to slight increases in expenses related to the renaming and repositioning of hotels and retail lease expenses.

Interest Income

Interest income decreased $1.1 million from $1.2 million in 2007 to $0.1 million in 2008 primarily due to short term cash investments in the 2007 period from the proceeds of an underwritten public offering of 4,000,000 shares of 7 1/4% Series G Cumulative Preferred Shares in November 2006 and the sale of LaGuardia in January 2007, and decreases in cash balances and interest rates in the 2008 period.

Interest Expense

Interest expense increased by $1.0 million from $35.2 million in 2007 to $36.2 million in 2008 due to an increase in the Company’s weighted average debt, partly offset by a decrease in the weighted average interest rate and an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $837.5 million in 2007 to $948.6 million in 2008, which includes increases from:

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

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 5.3% in 2007 to 4.8% in 2008. The Company’s weighted average interest rate excluding the impact of capitalized interest decreased from 5.7% in 2007 to 5.2% in 2008. Capitalized interest increased $0.3 million, from $2.5 million in 2007 to $2.8 million in 2008, primarily due to the redevelopment of the 330 N. Wabash Avenue property as a super luxury hotel during 2008, partly offset by the completion of the Donovan House renovation in March 2008.

Income Taxes

Income tax expense decreased $2.1 million from $2.8 million in 2007 to $0.7 million in 2008. For the nine months ended September 30, 2008, current federal, state and local income tax expense totaled $1.1 million. LHL’s net income (loss) before income tax benefit decreased $5.6 million from net income of $4.2 million in 2007 to net loss of $1.4 million in 2008. Accordingly, for the nine months ended September 30, 2008, LHL recorded a deferred federal, state and local income tax benefit of $0.5 million (using an estimated tax rate of 29.9%).

As of September 30, 2008, the Company had a deferred tax asset of $15.6 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2022 through 2027 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Minority Interest

Minority interest in consolidated entities represents the outside equity interest in the 330 N. Wabash Avenue property which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Minority interest of common units in the Operating Partnership represents the common unit limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to common units minority interest based on the weighted average percentage ownership throughout the year. At September 30, 2008, the limited partners held 0.3% of the common units of the Operating Partnership.

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The decrease in minority interest of preferred units in the Operating Partnership from $4.6 million in 2007 to $4.0 million in 2008 is a result of a lower LIBOR rate used in calculating the dividend rate of the Series F Preferred Units and the redemption of 529,577 Series F Preferred Units during the three months ended September 30, 2008.

Discontinued Operations

Net income from discontinued operations decreased $30.5 million from $30.5 million in 2007 to zero in 2008. Net income from discontinued operations is a result of the sale of LaGuardia in January 2007. The following table summarizes net income from discontinued operations for 2008 and 2007 (dollars in thousands):

	For the nine months ended September 30,
	2008	2007
Net lease income from LaGuardia	$—	$240
Net operating loss from LaGuardia	—	(177)
Gain on sale of LaGuardia	—	30,322
Minority interest expense related to LaGuardia	—	(1)
Income tax benefit related to LaGuardia	—	73

Net income from discontinued operations	$—	$30,457

Distributions to Preferred Shareholders

Distributions to preferred shareholders decreased $1.8 million, from $18.7 million in 2007 to $16.9 million in 2008 due to the redemption of the Series A Preferred Shares on March 6, 2007.

Non-GAAP Financial Measures

Funds From Operations, EBITDA and Hotel EBITDA

The Company considers the non-GAAP measures of FFO, EBITDA and Hotel EBITDA to be key supplemental measures of the Company’s performance and should be considered along with, but not as alternatives to, net income as a measure of the Company’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO and EBITDA to be helpful in evaluating a real estate company’s operations.

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

The following is a reconciliation between net income applicable to common shareholders and FFO for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands, except share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Funds From Operations (FFO):
Net income applicable to common shareholders	$12,533	$20,242	$18,248	$55,254
Depreciation	27,042	23,345	78,205	68,083
Amortization of deferred lease costs	287	123	591	369
Minority interest:
Minority interest in consolidated entities	(6)	—	(11)	—
Minority interest of common units in Operating Partnership	53	69	106	212
Minority interest in discontinued operations	—	—	—	1
Less: Net gain on sale of property disposed of	—	(44)	—	(30,322)

FFO	$39,909	$43,735	$97,139	$93,597

Weighted average number of common shares and units outstanding:
Basic	40,368,028	39,958,480	40,138,632	39,954,778
Diluted	40,453,974	40,221,448	40,256,015	40,219,276

The following is a reconciliation between net income applicable to common shareholders, EBITDA and Hotel EBITDA for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Earnings Before Interest, Taxes,
Depreciation and Amortization (EBITDA):
Net income applicable to common shareholders	$12,533	$20,242	$18,248	$55,254
Interest expense	12,379	11,874	36,210	35,185
Income tax expense (benefit):
Income tax expense	767	2,574	650	2,825
Income tax benefit from discontinued operations	—	—		(73)
Depreciation and amortization	27,372	23,550	78,932	68,686
Minority interest:
Minority interest in consolidated entities	(6)	—	(11)	—
Minority interest of common units in Operating Partnership	53	69	106	212
Minority interest of preferred units in Operating Partnership	1,262	1,547	4,021	4,604
Minority interest in discontinued operations	—	—	—	1
Distributions to preferred shareholders	5,625	5,625	16,873	22,588

EBITDA	$59,985	$65,481	$155,029	$189,282
Corporate expense	10,007	3,191	20,258	12,580
Interest and other income	(2,139)	(1,671)	(6,288)	(5,159)
Participating lease adjustments (net)	87	858	517	1,316
Hotel level adjustments (net)	(995)	(1,806)	(1,545)	(1,940)
Income from operations of property disposed of, including gain on sale	—	(36)	—	(30,428)

Hotel EBITDA	$66,945	$66,017	$167,971	$165,651

Hotel EBITDA includes the operating data for all properties leased to LHL and to third parties for the three and nine months ended September 30, 2008 and 2007 excluding the Donovan House. Chaminade Resort is excluded from January (closed for renovations) in the nine months ended September 30, 2008 and 2007.

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

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of September 30, 2008, $3.2 million was available in restricted cash reserves for future capital expenditures.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is its pro rata share of operating cash flow from hotels leased by LHL and the Operating Partnership’s cash flow from the participating leases with third parties. The Company’s senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no continuing defaults, allow the Company to make shareholder distributions. There are currently no other contractual or other arrangements limiting payment of distributions by the Operating Partnership. Similarly, LHL is a wholly owned subsidiary of the Operating Partnership. Payments to the Operating Partnership are required pursuant to the terms of the lease agreements between LHL and the Operating Partnership relating to the properties owned by the Operating Partnership and leased by LHL. Except for the security deposit required under the participating lease for the hotel not leased by LHL, the lessee’s obligations under the participating lease are unsecured and the lessee’s ability to make rent payments to the Operating Partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, are dependent on the lessee’s ability to generate sufficient cash flow from the operation of the hotel.

Debt at September 30, 2008 and December 31, 2007 consisted of the following:

			Balance Outstanding at
Debt	Interest Rate	Maturity Date	September 30, 2008	December 31, 2007
Credit facilities
Senior Unsecured Credit Facility	Floating (a)	April 2011 (a)	$221,500	$56,000
LHL Unsecured Credit Facility	Floating (b)	April 2011 (b)	—	14,416

Total borrowings under credit facilities			221,500	70,416

Massport bonds
Harborside Hyatt Conference Center & Hotel (taxable) (c)	Floating (c)	March 2018	5,000	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt) (c)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,100	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%	May 2008 (d)	—	14,860
Gild Hall	Floating (e)	November 2009 (e)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009	38,790	39,661
San Diego Paradise Point Resort (f)	5.25%	February 2009	58,599	59,729
Hilton Alexandria Old Town	4.98%	September 2009	31,434	32,032
Le Montrose Suite Hotel	8.08%	July 2010	13,204	13,392
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	6.28%	August 2014	10,199	10,360
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans at stated value			744,506	762,314
Unamortized loan premium (g)			431	590

Total mortgage loans			744,937	762,904

Total debt			$1,008,537	$875,820

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. At September 30, 2008, the rates applicable to the Company’s outstanding LIBOR borrowings of $130,500 and $91,000 were 4.51% and 3.29%, respectively. At December 31, 2007, the rates applicable to the Company’s outstanding LIBOR borrowings of $29,000 and $27,000 were 6.00% and 5.91%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. At December 31, 2007, the rate applicable to LHL’s outstanding LIBOR borrowings was 5.90%. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)	The Massport bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. As of September 30, 2008, the Company held $400 of the Massport bonds which are excluded from the balance outstanding at September 30, 2008. The interest rates at September 30, 2008 were 5.50% and 7.75% for the $5,000 and $37,100 bonds, respectively. The interest rates at December 31, 2007 were 4.95% and 3.49% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which was reduced from 1.35% to 1.10% in February 2008.

(d)	The Company repaid the mortgage loan with cash and additional borrowings on its senior unsecured credit facility upon maturity.

(e)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates at September 30, 2008 and December 31, 2007 were 3.78% and 5.65%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The original maturity date was scheduled for November 2008. On October 3, 2008, the Company exercised its first option to extend the loan maturity to November 2009.

(f)	The Company repaid the mortgage loan on October 1, 2008 through borrowings on its senior unsecured credit facility.

(g)	Mortgage debt includes unamortized loan premiums on the mortgage loans on Le Parc Suite Hotel and Hotel Deca of zero and $431, respectively, as of September 30, 2008, and $107 and $483, respectively, as of December 31, 2007.

The Company incurred interest expense of $12.4 million and $36.2 million for the three and nine months ended September 30, 2008, respectively, and $11.9 million and $35.2 million for the three and nine months ended September 30, 2007, respectively. Included in interest expense is the amortization of deferred financing fees of $0.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2007, respectively. Interest was capitalized in the amounts of $0.7 million and $2.8 million for the three and nine months ended September 30, 2008, respectively, and $0.9 million and $2.5 million for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008, the Company was current on all loan payments and in compliance with all debt covenants under the mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450.0 million. On January 14, 2008, the Company amended the credit facility to increase the maximum borrowing from $300.0 million to $450.0 million. On April 13, 2007, the Company amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2008, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for the borrowings under the senior unsecured credit facility was 3.3% and 3.5% for the three and nine months ended September 30, 2008, respectively, and 6.2% for the three and nine months ended September 30, 2007 The Company did not have any Adjusted Base Rate borrowings outstanding at September 30, 2008. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively. At September 30, 2008 and December 31, 2007, the Company had $221.5 million and $56.0 million, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On April 13, 2007, LHL amended the credit facility to extend the credit facility maturity date to April 13, 2011 with a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2008, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 3.2% and 3.7% for the three and nine months ended September 30, 2008, respectively, and 6.2% and 6.3% for the three and nine months ended September 30, 2007, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding at September 30, 2008. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of an immaterial amount for the three and nine months ended September 30, 2008 and 2007. At September 30, 2008 and December 31, 2007, LHL had zero and $14.4 million, respectively, of outstanding borrowings under the LHL credit facility.

Sources and Uses of Cash

At September 30, 2008, the Company had $47.1 million of cash and cash equivalents and $11.4 million of restricted cash reserves. Additionally, the Company had $227.5 million available under the senior unsecured credit facility and $25.0 million available under the LHL credit facility.

Net cash provided by operating activities was $93.4 million for the nine months ended September 30, 2008 primarily due to the operations of hotels leased by LHL and participating lease revenue from the hotel leased to a third party, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $123.2 million for the nine months ended September 30, 2008 primarily due to the purchase of the 330 N. Wabash Avenue property and outflows for improvements and additions at the hotels, partially offset by proceeds from restricted cash reserves.

Net cash provided by financing activities was $50.9 million for the nine months ended September 30, 2008 primarily due to borrowings under credit facilities and contributions from a minority investor, partially offset by repayments under credit facilities, payment of distributions to the common shareholders and unitholders, payment of distributions to preferred shareholders and unitholders and mortgage loan repayments.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met through cash flows provided by operating activities, borrowings under the senior unsecured credit facility and equity issuances available under the shelf registration statement. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility, the issuance of other indebtedness, or the issuance of additional equity securities.

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

Contractual Obligation

The following is a summary of the Company's obligations and commitments as of September 30, 2008 (dollars in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Contractual Obligations		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$971,350	$188,830	$80,796	$128,622	$573,102
Borrowings under credit facilities (2)	244,291	9,003	235,288	—	—
Ground rent (3)	193,223	4,719	9,458	9,487	169,559
Massport bonds (1)	71,756	3,150	6,301	6,301	56,004
Purchase commitments (4)
Purchase orders and letters of commitment	27,657	27,657	—	—	—

Total obligations and commitments	$1,508,277	$233,359	$331,843	$144,410	$798,665

(1)

Amounts include principal and interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt. Interest expense on the variable rate debt is calculated based on the rate at September 30, 2008.

(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rate at September 30, 2008. It is assumed that the outstanding debt at September 30, 2008 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)

As of September 30, 2008, purchase orders and letters of commitment totaling approximately $27.7 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements with the existing properties or any future properties that it may acquire.

The Hotels

On January 31, 2008, the Chaminade Resort and Conference Center re-opened after completion of renovations relating to an ongoing repositioning project. On March 28, 2008, the Donovan House re-opened after completion of a comprehensive renovation and repositioning project.

For each of calendar years 2004 through 2007, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through September 30, 2008, Marriott made cure payments totaling $12.3 million for the calendar years 2004 through 2007 to avoid termination. Marriott may recoup these amounts in the event certain future operating thresholds are attained. Through September 30, 2008, Marriott has recouped a total of $2.8 million for the calendar years 2004 through 2007. The remaining amount may still be recouped; therefore, the Company recorded a deferred liability of $9.5 million and $6.4 million as of September 30, 2008 and December 31, 2007, respectively, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The following is a reconciliation of the cure payments and deferred liability as of and for the nine months ended September 30, 2008 and the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

Year Ended December 31,	Notification Date	Cure Payment			Recoup Amount	Deferred Liability Balance
		Performance Year	Date	Amount
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	$6,371
2008*	February 26, 2008	2007	April 10, 2008	3,123	—	$9,494

		As of September 30, 2008		$12,315	$(2,821)

*	Nine months ended September 30, 2008.

The following table sets forth historical comparative information with respect to occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) for the total hotel portfolio for the three and nine months ended September 30, 2008 and 2007. ADR is calculated as the quotient of room revenue divided by the number of rooms sold, and RevPAR is calculated as the product of occupancy and ADR.

	For the three months ended September 30,			For the nine months ended September 30,
	2008	2007	Variance	2008	2007	Variance
Total Portfolio
Occupancy	81.6%	80.9%	0.8%	75.9%	75.5%	0.5%
ADR	$204.37	$206.36	-1.0%	$201.95	$199.79	1.1%
RevPAR	$166.76	$167.00	-0.1%	$153.26	$150.91	1.6%

Joint Ventures

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95% controlling interest, acquired floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46.0 million plus acquisition costs. The joint venture has developed plans to convert the existing vacant floors to a super luxury hotel. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs totaling $58.7 million are included in property under development in the consolidated balance sheet as of September 30, 2008. The 5% interest of the outside partner is included in minority interest in consolidated entities in the consolidated balance sheet.

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250.0 million of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700.0 million. The Company, through the Operating Partnership, owns a 15.0% equity interest in the joint venture and will have the opportunity to earn a promote, or incentive fee, based upon achieving specific return thresholds based on each partner’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75.0 million, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175.0 million, and (iii) any asset with an acquisition price between $75.0 million and $175.0 million will be offered on a rotational basis with the first acquisition allocated to the joint venture. The Company accounts for its investment in this joint venture under the equity method of accounting. As of September 30, 2008, there were no acquisitions through the joint venture.

Inflation

The Company’s revenues come primarily from its pro rata share of the Operating Partnership’s cash flow from the participating leases and the LHL hotel operating revenues, thus the Company’s revenues will vary based on changes in the underlying hotels’ revenues. Therefore, the Company relies entirely on the performance of the hotels and the lessee’s ability to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the lessee’s and hotel operators’ abilities to raise rates faster than inflation or even at the same rate.

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

In connection with the 2002 termination of the Meridien Hotels Inc. (“Meridien”) affiliates at the New Orleans and Dallas hotels, the Company was engaged in litigation with Meridien and related affiliates. On September 11, 2008, the Company entered into a Settlement Agreement with Meridien that resolved and released each of the parties’ respective claims, in consideration for a one-time payment by the Company in the amount of $5.5 million. The Company had previously accrued $1.2 million for contingent liability, and as a result, the Company recognized an additional expense of $4.3 million during the three months ended September 30, 2008, which is included in lease termination expense on the consolidated statement of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of September 30, 2008, $283.6 million of the Company’s aggregate indebtedness (28.1% of total indebtedness) was subject to variable interest rates.

If market rates of interest on our variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $0.7 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $283.6 million, the balance at September 30, 2008.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2008. There were no changes to the Company’s internal control over financial reporting during the third quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company and the Operating Partnership are subject to claims and actions in the ordinary course and, from time to time, to other litigation, including the recently settled Meridien litigation described elsewhere in this report. With respect to the Meridien litigation settlement previously disclosed in Part I of this report, such disclosures are hereby incorporated by reference thereto in this Item 1 Part II. Some of these matters are expected to be covered by insurance. The ultimate resolution of these matters, in the opinion of the Company, is not expected to have a material adverse effect on the financial position, operations or liquidity of the Company and the Operating Partnership.

Item 1A.	Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and its subsequent Quarterly Reports on form 10-Q.

Our liquidity may be reduced and our cost of debt financing may be increased because we may be unable to, or elect not to, remarket debt securities related to our Harborside Hyatt Conference Center & Hotel for which we may be liable.

We are the obligor with respect to a $37.1 million tax-exempt special project revenue bond and a $5.4 million taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at our option, without penalty. The Royal Bank of Scotland provides the supporting letters of credit on the Massport Bonds. The letters of credit expire on February 14, 2011 unless extended per the agreements. If the Royal Bank of Scotland fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, we may be required to payoff the bonds. If we are unable to, or elect not to, issue or remarket the Massport Bonds, we would expect to rely primarily on our available cash and revolving credit facility to pay off the Massport Bonds. As of September 30, 2008, we held $0.4 million of the Massport Bonds that were not successfully remarketed. Our borrowing costs under our revolving credit facility may be higher than tax-exempt bond financing costs. Borrowings under the revolving credit facility would also reduce our liquidity to meet other obligations.

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

As previously disclosed, on November 17, 2006, in connection with the Company’s acquisition of the Gild Hall (formerly Holiday Inn Manhattan Wall Street District), and as part of the consideration for the hotel acquisition, the Operating Partnership issued 1,098,348 Series F Preferred Units of limited partnership interest designated as the

“Floating Rate Series F Cumulative Redeemable Preferred Units” with a liquidation preference of $25.00 per unit. Each Series F Preferred Unit is redeemable by the holder thereof for an amount of cash equal to the liquidation value plus accrued and unpaid distributions, or, in our sole discretion, for common shares in the Company having a market value equal to the liquidation value plus accrued and unpaid distributions.

From August 1, 2008 to August 18, 2008, we issued 568,786 common shares of beneficial interest to the holder of the Series F Preferred Units who had submitted notices of redemption for 529,577 Series F Preferred Units. The issuance of the Series F Preferred Units and subsequent issuance of common shares upon redemption of the Series F Preferred Units were each effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933. The Company relied on the exemption based on representations given by the holder of the Series F Preferred Units.

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

LASALLE HOTEL PROPERTIES

Dated: October 22, 2008	BY:	/s/ JULIO E. MORALES
Julio E. Morales
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002