Form 10-K
period 2008-12-31
LASALLE HOTEL PROPERTIES
filed 2009-02-20
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the 39,783,609 common shares of beneficial interest held by non-affiliates of the registrant was approximately $999.8 million based on the closing price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2008.

Number of the registrant’s common shares of beneficial interest outstanding as of February 16, 2009: 41,027,998.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on or about April 23, 2009 are incorporated by reference in Part III of this report.

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

The “Company”, “we” or “us”, means LaSalle Hotel Properties, a Maryland real estate investment trust, and one or more of its subsidiaries (including LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”) and LaSalle Hotel Lessee, Inc. (“LHL”)), or, as the context may require, LaSalle Hotel Properties only or the Operating Partnership only.

PART I

Item 1.	Business

General

The Company was organized as a Maryland real estate investment trust on January 15, 1998 to buy, own, redevelop and lease primarily upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-managed and self-administered real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company is generally not subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. The income of LaSalle Hotel Lessee, Inc. (“LHL”), the Company’s taxable-REIT subsidiary, is subject to taxation at normal corporate rates.

As of December 31, 2008, the Company owned interests in 31 hotels with approximately 8,500 rooms/suites located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) base rent or (ii) participating rent based on hotel revenues. One of the hotels (Le Montrose Suite Hotel) is leased to an unaffiliated lessee (an affiliate of whom also operates this hotel) and 30 of the hotels are leased to LHL, or a wholly-owned subsidiary of LHL, including one hotel which transitioned from a lease with an unaffiliated lessee to a new lease with LHL as of June 1, 2008. On January 1, 2009, Le Montrose Suite Hotel also transitioned to a new lease with LHL. The LHL leases expire between 2009 and 2013. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement, the terms of which are discussed in more detail under “—Hotel Managers and Hotel Management Agreements”. Additionally, the Company owned a 95.0% joint venture interest in a property under development.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned 99.8% of the common units of the Operating Partnership at December 31, 2008. The remaining 0.2% is held by a limited partner who held 70,000 limited partnership common units at December 31, 2008. Common units of the Operating Partnership are redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. As of December 31, 2008, a limited partner owned 2,348,888 Series C Preferred Units of limited partnership interest in the Operating Partnership having an aggregate liquidation value of approximately $58.7 million and bearing an annual cumulative distribution of 7.25% on the liquidation preference. The Series C Preferred Units are redeemable for cash equal to the liquidation value, plus accrued and unpaid distributions, or at the election of the Company, for a like number of 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of the Company. On February 1, 2009, each of the Series C Preferred Units was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. The Series C Preferred Shares are not currently listed on any exchange; however, there is a registration rights agreement between the Company and the holder of the shares, which allows for the shares to be registered in the future. Finally, a limited partner redeemed 1,098,348 Series F Preferred Units of limited partnership interest in the Operating Partnership during 2008 for 568,786 common shares of beneficial interest and $14.5 million in cash.

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

Strategies and Objectives

The Company’s primary objectives are to provide income to its shareholders through increases in distributable cash flow and to increase long-term total returns to shareholders through appreciation in the value of its common shares of beneficial interest. To achieve these objectives, the Company seeks to:

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

•	selective development of hotel properties, particularly upscale and luxury full-service hotels in high barrier-to-entry and high demand markets where development economics are favorable; and

•	revenue enhancing programs at the hotels.

The Company intends to acquire (when the economic environment improves) additional hotels in urban and resort markets, consistent with the growth strategies outlined above and which may:

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

The Company continues to focus on eight primary urban markets; however, it will acquire assets in other markets if the investment is consistent with the Company’s strategies and return criteria. The primary urban markets are:

• Boston	• San Diego

• Chicago	• San Francisco

• Los Angeles	• Seattle

• New York	• Washington, DC

Hotel Managers and Hotel Management Agreements

The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies, including Westin Hotels and Resorts, Sheraton Hotels and Resorts Worldwide, Inc., Hilton Hotels Corporation, Outrigger Lodging Services, Noble House Hotels and Resorts, Hyatt Hotels Corporation, Benchmark Hospitality, White Lodging Services Corporation, Gemstone Hotels & Resorts, LLC, Thompson Hotels, Sandcastle Resorts & Hotels, Davidson Hotel Company, Denihan Hospitality Group and the Kimpton Hotel & Restaurant Group, L.L.C. The Company believes that having multiple operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.

As of December 31, 2008, 30 of our 31 hotels are leased by LHL, and are managed and operated by third parties pursuant to management agreements entered into between LHL and the respective hotel management companies.

Our management agreements for the 30 hotels leased to LHL have the terms described below.

•	Base Management Fees. Our management agreements generally provide for the payment of base management fees between 1.0% and 4.0% of the applicable hotel’s revenues, as determined in the agreements.

•

Incentive Management and Other Fees. Some of our management agreements provide for the payment of incentive management fees between 10.0% and 20.0% of gross operating profit or net operating income of the applicable hotel, if certain criteria are met. Certain of the management agreements also provide for the payment by us of sales and marketing, accounting and other fees.

•	Terms. The terms of our management agreements range from 1.5 years to 18 years not including renewals, and 1.5 years to 50 years including renewals.

•

Ability to Terminate. We have 30 management agreements of which 22 are terminable at will. Of the remaining eight management agreements, two management agreements are terminable upon sale. Termination fees range from zero to up to three times annual base management and incentive management fees.

•

Operational Services. Each manager has exclusive authority to supervise, direct and control the day-to-day operation and management of the respective hotel including establishing all room rates, processing reservations, procuring inventories, supplies and services, and preparing public relations, publicity and marketing plans for the hotel.

•

Executive Supervision and Management Services. Each manager supervises all managerial and other employees for the respective hotel, reviews the operation and maintenance of the respective hotel, prepares reports, budgets and projections, and provides other administrative and accounting support services to the respective hotel.

•

Chain Services. Our management agreements with major brands require the managers to furnish chain services that are generally made available to other hotels managed by such operators. Such services may, for example, include: (1) the development and operation of computer systems and reservation services; (2) management and administrative services; (3) marketing and sales services; (4) human resources training services and (5) such additional services as may from time to time be more efficiently performed on a national, regional or group level.

•

Working Capital. Our management agreements typically require us to maintain working capital for a hotel and to fund the cost of supplies such as linen and other similar items. We are also responsible for providing funds to meet the cash needs for the hotel operations if at any time the funds available from the hotel operations are insufficient to meet the financial requirements of the hotel.

•

Furniture, Fixtures and Equipment Replacements. We are required to provide to the managers all the necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixture and equipment replacements). Our management agreements generally provide that once each year the managers will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs to be performed in the next year and an estimate of funds that are necessary therefor, subject to our review and approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of each hotel is either deposited by the manager in an escrow account (typically 3.0% to 5.5%) or held by the owner.

•

Building Alterations, Improvements and Renewals. Our management agreements generally require the managers to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of the hotels. In addition to the foregoing, the management agreements generally provide that the managers may propose such changes, alterations and improvements to the hotels as required by reason of laws or regulations or, in each manager’s reasonable judgment, to keep each respective hotel in a safe, competitive and efficient operating condition.

•

Sale of a Hotel. Six of our management agreements limit our ability to sell, lease or otherwise transfer a hotel, unless the transferee assumes the related management agreement and meets specified other conditions and/or unless the transferee is not a competitor of the manager.

•

Service Marks. During the term of our management agreements, the service mark, symbols and logos currently used by the managers may be used in the operation of the hotels. Any right to use the service marks, logo and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

Recent Developments

On January 1, 2009, Le Montrose Suite Hotel transitioned to a new lease with LHL. As a result, as of January 1, 2009, all 31 of the Company’s hotels are leased to LHL. LHL entered into a management agreement with Outrigger Lodging Services, which was the previous tenant and manager of the hotel.

On February 1, 2009, each of the 2,348,888 7.25% Series C Preferred Units was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25 per share), $0.01 par value per share, to SCG Hotel DLP, LP. The issuance of the Series C Shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Series C Preferred Shares are not currently listed on any exchange; however, there is a registration rights agreement between the Company and the holder of the shares, which allows for the shares to be registered in the future. As a result of the redemption of all of the partnership interests issued in consideration for the hotel, the contingent obligation of the Company to reimburse the seller of the hotel up to $20.0 million of taxes related to unrealized taxable gains created at the time of the Company’s acquisition of the hotel, as described in the Tax Reporting and Protection Agreement entered into by the Company, has become null and void.

On February 2, 2009, the Company repaid the Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas mortgage loans in the aggregate amount of $38.4 million plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loans were due to mature in July 2009.

Hotel Renovations

The Company believes that its regular program of capital improvements at the hotels, including replacement and refurbishment of furniture, fixtures and equipment, helps maintain and enhance its competitiveness and maximizes revenue growth.

The Donovan House was closed for renovations on February 21, 2006 and re-opened on March 28, 2008 as a luxury high-style, independent hotel. The Company invested $34.6 million from 2006 through 2008, excluding capitalized interest, and plans to invest an additional $1.1 million in 2009, primarily related to the new restaurant, to complete the renovation and repositioning.

The Chaminade Resort and Conference Center (excluding the spa and fitness center) was closed for renovations relating to an ongoing repositioning project on November 18, 2007 and re-opened as scheduled on January 31, 2008. The Company invested $8.1 million from 2006 through 2008, excluding capitalized interest, and expects to invest an additional $2.4 million in 2009, primarily related to the spa renovation, to complete the project.

Joint Ventures

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, acquired the air rights of floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL. The joint venture has developed plans to convert the existing vacant floors to a super luxury hotel. Initial acquisition and subsequent costs totaled $58.7 million.

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250.0 million of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700.0 million. The Company, through the Operating Partnership, owns a 15.0% equity interest in the joint venture and will have the opportunity to earn additional capital gains, based upon achieving specific return thresholds based on the joint venture’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75.0 million, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175.0 million, and (iii) any asset with an acquisition price between $75.0 million and $175.0 million will be offered on a rotational basis with the first acquisition allocated to the joint venture. As of December 31, 2008, there were no acquisitions through the joint venture.

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

Seasonality

The Company’s hotels’ operations historically have been seasonal. Taken together, the hotels maintain higher occupancy rates during the second and third quarters. These seasonality patterns can be expected to cause fluctuations in the Company’s quarterly lease revenue under the participating lease with its third-party lessee and hotel operating revenue from LHL.

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

Employees

The Company had 30 employees as of February 13, 2009. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels.

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

Compliance with NYSE Corporate Governance Standards

Each year, the chief executive officer of each company listed on the New York Stock Exchange (“NYSE”) must certify to the NYSE that he or she is not aware of any violation by the company of NYSE corporate governance listing standards as of the date of certification, qualifying the certification to the extent necessary. In 2008, the Company’s chief executive officer timely submitted the required certification to the NYSE.

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

In the past, events beyond our control, including an economic slowdown or downturn and terrorism, harmed the operating performance of the hotel industry generally and the performance of our hotels. If these or similar events occur or continue to occur, such as the continued general economic downturn, our operating and financial results may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the lodging industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. For example, revenue per available room, or RevPAR, in the lodging industry declined 6.9% in 2001 and 2.6% in 2002. All of our hotels are classified as upper upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. In addition, the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel, and on the occupancy and average daily rate of our hotels. Future terrorist activities could have a harmful effect on both the industry and us. Likewise, the volatility in the credit and equity markets and the economic recession will continue to have an adverse effect on our business.

The return on our hotels depends upon the ability of the lessees and the hotel operators to operate and manage the hotels.

To maintain our status as a REIT, we are not permitted to operate any of our hotels. As a result, we are unable to directly implement strategic business decisions with respect to the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, repositioning of a hotel, food and beverage pricing and certain similar matters. Although we consult with the lessees and hotel operators with respect to strategic business plans, the lessees and hotel operators are under no obligation to implement any of our recommendations with respect to such matters. Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room, average daily rates or operating profits, we may not have sufficient rights under our hotel operating agreements to enable us to force the hotel operator to change its method of operation. We generally can only seek redress if a hotel operator violates the terms of the applicable operating agreement, and then only to the extent of the remedies provided for under the terms of the agreement. Some of our operating agreements have lengthy terms and may not be terminable by us before the agreement’s expiration. In the event that we are able to and do replace any of our hotel operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our shareholders.

We currently own only upper upscale hotels. The upper upscale segment of the lodging market is highly competitive and generally subject to greater volatility than most other market segments, which could negatively affect our profitability.

The upper upscale segment of the hotel business is highly competitive. Our hotels compete on the basis of location, room rates, quality, service levels, reputation and reservations systems, among many factors. There are many competitors in the upper upscale segment, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations. Over-building in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is negatively affected by the relatively high fixed costs of operating upper upscale hotels.

Our performance and our ability to make distributions on our shares are subject to risks associated with the hotel industry.

Competition for guests, increases in operating costs, dependence on travel and economic conditions could adversely affect our cash flow. Our hotels are subject to all operating risks common to the hotel industry. These risks include:

•	adverse effects of weak national, regional and local economic conditions;

•	tightening credit standards;

•	competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	labor strikes, disruptions or lock outs that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling; and

•	terrorism, terrorism alerts and warnings, military actions such as the engagement in Iraq, pandemics, or other medical events which may cause decreases in business and leisure travel.

These factors could adversely affect the ability of the lessees (including our taxable-REIT subsidiary lessees) to generate revenues and to make rental payments to us.

Unexpected capital expenditures could adversely affect our cash flow. Hotels require ongoing renovations and other capital improvements, including periodic replacement or refurbishment of furniture, fixtures and equipment. Under the terms of our leases, we are obligated to pay the cost of certain capital expenditures at the hotels, including new brand standards, and to pay for periodic replacement or refurbishment of furniture, fixtures and equipment. If capital expenditures exceed expectations, there can be no assurance that sufficient sources of financing will be available to fund such expenditures.

In addition, we have acquired hotels that have undergone significant renovation and may acquire additional hotels in the future that require significant renovation. Renovations of hotels involve numerous risks, including the possibility of environmental problems, construction cost overruns and delays, the effect on current demand, uncertainties as to market demand or deterioration in market demand after commencement of renovation and the emergence of unanticipated competition from other hotels.

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

Our obligation to comply with financial covenants in our unsecured credit facilities and mortgages on some of our hotel properties could restrict our range of operating activities, may require us to liquidate our properties and could adversely affect our ability to make distributions to our shareholders.

Our unsecured credit facilities. We have a senior unsecured credit facility with a syndicate of banks, which provides for a maximum borrowing of up to $450.0 million. The senior unsecured credit facility matures on April 13, 2011 and has a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to interest coverage, debt service coverage, fixed charge coverage, and ratios related to net worth and total funded indebtedness. The senior unsecured credit facility also contains a cross-default provision that allows the lenders under the credit facility to stop future extensions of credit and/or accelerate the maturity of any outstanding principal balances under the credit facility if we are in default under another debt obligation, including our non-recourse secured mortgage indebtedness.

LHL has an unsecured revolving credit facility with U.S. Bank National Association, which provides for a maximum borrowing of up to $25.0 million. The unsecured credit facility matures on April 13, 2011 and, at our option, has a one-year extension option. The unsecured credit facility contains certain financial covenants relating to interest coverage, debt service coverage, fixed charge coverage, and ratios related to net worth and total funded indebtedness.

If we violate the financial covenants contained in either credit facility described above, we may attempt to negotiate a waiver of the violation or amend the terms of the credit facility with the lenders thereunder; however, we can make no assurance that we would be successful in any such negotiations or that, if successful in obtaining a waiver or amendment, that such amendment or waiver would be on terms attractive to us. Accordingly, if we violate the financial covenants in our facilities, we could be required to repay all or a portion of our indebtedness with respect to such credit facility before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, or at all. Moreover, if we are unable to refinance our debt on acceptable terms, including at maturity of our credit facilities, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. Failure to comply with our financial covenants contained in our credit facilities, or our non-recourse secured mortgages described below, could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions.

        Our non-recourse secured mortgages. In addition to our senior unsecured credit facility and the LHL unsecured revolving credit facility, we have from time to time entered into non-recourse mortgages secured by specific hotel properties. Under the terms of these debt obligations, a lender’s only remedy in the event of default is against the real property securing the mortgage, except where a borrower has, among other customary exceptions, engaged in an action constituting fraud or an intentional misrepresentation. In those cases, a lender may seek a remedy for a breach directly against the borrower, including its other assets. The Sheraton Bloomington Hotel Minneapolis South, Westin City Center Dallas, Le Montrose Suite Hotel, Indianapolis Marriott Downtown, Hilton Alexandria Old Town, Hilton San Diego Gaslamp Quarter, Westin Copley Place, Hotel Deca, Westin Michigan Avenue, Hotel Solamar and Gild Hall are each mortgaged to secure payment of indebtedness aggregating $685.3 million (excluding loan premiums) as of December 31, 2008. The Harborside Hyatt Conference Center & Hotel is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of $42.5 million. These mortgages contain debt service coverage tests related to the mortgaged property. If our debt service coverage ratio fails, for that specific property, to exceed a threshold level specified in a mortgage, cash flows from that hotel will automatically be directed to the lender to satisfy required payments, and to fund certain reserves required by the mortgage and to fund additional cash reserves for future required payments, including final payment, until such time as we again become compliant with the specified debt service coverage ratio or the mortgage is paid off.

If we are unable to meet mortgage payment obligations, including the payment obligation upon maturity of the mortgage borrowing, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to us. We may also elect to sell the property, if we are able to sell the property, for a loss in advance of a foreclosure or other transfer. An event of default under our non-recourse secured mortgage may also constitute an event of default under our senior unsecured credit facility.

As of December 31, 2008, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities or mortgages.

Our liquidity may be reduced and our cost of debt financing may be increased because we may be unable to, or elect not to, remarket debt securities related to our Harborside Hyatt Conference Center & Hotel for which we may be liable.

We are the obligor with respect to a $37.1 million tax-exempt special project revenue bond and a $5.4 million taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at our option, without penalty. The Royal Bank of Scotland provides the supporting letters of credit on the Massport Bonds. The letters of credit expire on February 14, 2011 unless extended per the agreements. If the Royal Bank of Scotland fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, we may be required to pay off the bonds. If we are unable to, or elect not to, issue or remarket the Massport Bonds, we would expect to rely primarily on our available cash and revolving credit facility to pay off the Massport Bonds. At certain times during 2008, we held up to $2.0 million of the Massport Bonds that were not successfully remarketed. As of December 31, 2008, the Massport Bonds were successfully remarketed and thus we held no Massport Bonds. Our borrowing costs under our revolving credit facility may be higher than tax-exempt bond financing costs. Borrowings under the revolving credit facility to pay off the Massport Bonds would also reduce our liquidity to meet other obligations.

Our performance is subject to real estate industry conditions and the terms of its leases.

Because real estate investments are illiquid, we may not be able to sell hotels when desired. Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. In addition, provisions of the Code limit a REIT’s ability to sell properties in some situations when it may be economically advantageous to do so.

Liability for environmental matters could adversely affect our financial condition. As an owner of real property, we are subject to various federal, state and local laws and regulations relating to the protection of the environment that may require a current or previous owner of real estate to investigate and clean-up hazardous or toxic substances at a property. These laws often impose such liability without regard to whether the owner knew of or caused the presence of the contaminants, and liability is not limited under the enactments and could exceed the value of the property and/or the aggregate assets of the owner. Persons who arrange for the disposal or treatment facility, whether or not such facility is owned or operated by the person may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. Even if more than one person were responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire amount of clean-up costs incurred.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials. These laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. In connection with ownership (direct or indirect) of our hotels, we may be considered an owner or operator of properties with asbestos-containing materials. Having arranged for the disposal or treatment of contaminants, we may be potentially liable for removal, remediation and other costs, including governmental fines and injuries to persons and property.

The costs of compliance with the Americans with Disabilities Act and other government regulations could adversely affect our cash flow. Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that we are not in compliance with the ADA could result in imposition of fines or an award of damages to private litigants. If we are required to make substantial modifications to our hotels, whether to comply with ADA or other government regulation such as building codes or fire safety regulations, our financial condition, results of operations and ability to make shareholder distributions could be adversely affected.

Certain leases and management agreements may constrain us from acting in the best interest of shareholders or require us to make certain payments. The Harborside Hyatt Conference Center & Hotel, San Diego Paradise Point Resort, and The Hilton San Diego Resort and Spa are each subject to a ground lease with a third-party lessor which requires us to obtain the consent of the relevant third party lessor in order to sell any of these hotels or to assign our leasehold interest in any of the ground leases. A parking lot at the Sheraton Bloomington Hotel Minneapolis South is also subject to a ground lease with a third-party lessor; third-party lessor consent is required to assign the leasehold interest unless the assignment is in conjunction with the sale of the hotel. Accordingly, if we determine that the sale of any of these hotels or the assignment of our leasehold interest in any of these ground leases is in the best interest of our shareholders, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the relevant lessor. The Indianapolis Marriott Downtown, Westin Copley Place, Hotel Solamar, and one of two golf courses, the Pines, at Seaview Resort and Spa are each subject to a ground or air rights lease and do not require approval from the relevant third-party lessor.

In some instances, we may be required to obtain the consent of the hotel operator or franchisor prior to selling the hotel. Typically, such consent is only required in connection with certain proposed sales, such as if the proposed purchaser is engaged in the operation of a competing hotel or does not meet certain minimum financial requirements. The operators of Harborside Hyatt Conference Center & Hotel, Alexis Hotel and Seaview Resort and Spa require approval of certain sales.

Some of our hotels are subject to rights of first refusal which may adversely affect our ability to sell those properties on favorable terms or at all.

The Westin City Center Dallas is a unit of a commercial condominium complex and is subject to a right of first refusal in favor of the owner of the remaining condominium units. We are also subject to a franchisor’s right of first offer with respect to the Hilton Alexandria Old Town, Hilton San Diego Gaslamp Quarter and The Hilton San Diego Resort and Spa. In addition, we are subject to certain rights of first refusal or similar rights with respect to the Seaview Resort and Spa. These third-party rights may adversely affect our ability to timely dispose of these properties on favorable terms, or at all.

Increases in interest rates may increase our interest expense.

As of December 31, 2008, $297.0 million of aggregate indebtedness (30.9% of total indebtedness) was subject to variable interest rates. An increase in interest rates could increase our interest expense and reduce our cash flow and may affect our ability to make distributions to shareholders and to service our indebtedness.

Failure to qualify as a REIT would be costly.

We have operated (and intend to so operate in the future) so as to qualify as a REIT under the Code beginning with our taxable year ended December 31, 1998. Although management believes that we are organized and operated in a manner to so qualify, no assurance can be given that we will qualify or remain qualified as a REIT.

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, we also will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would cause us to incur additional tax liabilities and would significantly impair our ability to service indebtedness, and reduce the amount of cash available to make new investments or to make distributions on our common shares of beneficial interest and preferred shares.

Current laws include provisions that could provide relief in the event we violate certain provisions of the Code that otherwise would result in our failure to qualify as a REIT. We cannot assure that these relief provisions would apply if we failed to comply with the REIT qualification laws. Even if the relief provisions do apply, we would be subject to a penalty tax of at least $50,000 for each disqualifying event in most cases.

Property ownership through partnerships and joint ventures could limit our control of those investments.

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our co-investors might become bankrupt, might at any time have goals or interests that are different, and may take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of joint venture investments include an impasse on decisions, such as a sale, because neither our co-investors nor we would have full control over the partnership or joint venture. There is no limitation under our organizational documents as to the amount of funds that may be invested in partnerships or joint ventures.

Tax consequences upon a sale or refinancing of properties may result in conflicts of interest.

Holders of units of limited partnership interest in the Operating Partnership or co-investors in properties not owned entirely by us may suffer different and more adverse tax consequences than us upon the sale or refinancing of properties. We may have different objectives from these co-investors and unitholders regarding the appropriate pricing and timing of any sale or refinancing of these properties, and any such sale or refinancing of these properties may adversely affect the financial positions of these co-investors or unitholders.

We may not have enough insurance.

We carry comprehensive liability, fire, flood, earthquake, extended coverage and business interruption policies that insure us against losses with policy specifications and insurance limits that we believe are reasonable. There are certain types of losses, such as losses from environmental problems or terrorism, that management may not be able to insure against or may decide not to insure against since the cost of insuring is not economical. We may suffer losses that exceed our insurance coverage. Further, market conditions, changes in building codes and ordinances or other factors such as environmental laws may make it too expensive to repair or replace a property that has been damaged or destroyed, even if covered by insurance.

Our organizational documents and agreements with our executives and applicable Maryland law contain provisions that may delay, defer or prevent change of control transactions and may prevent shareholders from realizing a premium for their shares.

Our trustees serve staggered three-year terms, the trustees may only be removed for cause and remaining trustees may fill board vacancies. Our Board of Trustees is divided into three classes of trustees, each serving staggered three-year terms. In addition, a trustee may only be removed for cause by the affirmative vote of the holders of a majority of our outstanding common shares. Our declaration of trust and bylaws also provide that a majority of the remaining trustees may fill any vacancy on the Board of Trustees and further effectively provide that only the Board of Trustees may increase or decrease the number of persons serving on the Board of Trustees. These provisions preclude shareholders from removing incumbent trustees, except for cause after a majority affirmative vote, and filling the vacancies created by such removal with their own nominees.

Our Board of Trustees may approve the issuance of shares with terms that may discourage a third party from acquiring the Company. The Board of Trustees has the power under the declaration of trust to classify any of our unissued preferred shares, and to reclassify any of our previously classified but unissued preferred shares of any series from time to time, in one or more series of preferred shares, without shareholder approval. The issuance of preferred shares could adversely affect the voting power, dividend and other rights of holders of common shares and the value of the common shares.

Our declaration of trust prohibits ownership of more than 9.8% of the common shares or 9.8% of any series of preferred shares. To qualify as a REIT under the Internal Revenue Code, no more than 50% of the value of our outstanding shares may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined to include certain entities) during the last half of each taxable year. Our declaration of trust generally prohibits direct or indirect ownership by any person of (i) more than 9.8% of the number or value (whichever is more restrictive) of the outstanding common shares or (ii) more than 9.8% of the number or value (whichever is more restrictive) of the outstanding shares of any class or series of preferred shares. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Any transfer of shares that would violate the ownership limitation will result in the shares that would otherwise be held in violation of the ownership limit being designated as “shares-in-trust” and transferred automatically to a charitable trust effective on the day before the purported transfer or other event giving rise to such excess ownership. The intended transferee will acquire no rights in such shares.

The Maryland Business Combination Statute applies to us. A Maryland “business combination” statute contains provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested stockholder, and thereafter impose special shareholder voting requirements on these combinations.

The Board of Trustees may choose to subject us to the Maryland Control Share Act. A Maryland law known as the “Maryland Control Share Act” provides that “control shares” of a company (defined as shares which, when aggregated with other shares controlled by the acquiring shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the company’s shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. Our bylaws currently provide that we are not subject to these provisions. However, the Board of Trustees, without shareholder approval, may repeal this bylaw and cause us to become subject to the Maryland Control Share Act.

Other provisions of our organization documents may delay or prevent a change of control of the Company. Among other provisions, our organizational documents provide that the number of trustees constituting the full Board of Trustees may be fixed only by the trustees and that a special meeting of shareholders may not be called by holders of common shares holding less than a majority of the outstanding common shares entitled to vote at such meeting.

Our executive officers have agreements that provide them with benefits in the event of a change in control of the Company. We entered into agreements with our executive officers that provide them with severance benefits if their employment ends under certain circumstances within one year following a “change in control” of the Company (as defined in the agreements) or if the executive officer resigns for “good reason” (as defined in the agreements). These benefits could increase the cost to a potential acquirer of the Company and thereby prevent or deter a change in control of the Company that might involve a premium price for the common shares or otherwise be in our shareholders’ best interests.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hotel Properties

At December 31, 2008, the Company owned interests in the following 31 hotel properties and additionally, through a joint venture, holds a 95% controlling interest of floors 2 through 13 and a portion of the first floor of an existing 52-story building located at 330 N. Wabash Avenue in Chicago, IL:

Hotel Properties		Number of Rooms/Suites	Location
1.	Sheraton Bloomington Hotel Minneapolis South (1)(4)	564	Bloomington, MN
2.	Westin City Center Dallas (1)	407	Dallas, TX
3.	Seaview Resort and Spa (5)	297	Galloway, NJ (Atlantic City)
4.	Le Montrose Suite Hotel (1)	133	West Hollywood, CA
5.	San Diego Paradise Point Resort (2)	462	San Diego, CA
6.	Harborside Hyatt Conference Center & Hotel (1)(2)	270	Boston, MA

7.	Hotel Viking	209	Newport, RI

8.	Topaz Hotel	99	Washington, D.C.

9.	Hotel Rouge	137	Washington, D.C.

10.	Hotel Madera	82	Washington, D.C.

11.	Hotel Helix	178	Washington, D.C.

12.	The Liaison Capitol Hill	343	Washington, D.C.

13.	Lansdowne Resort	296	Lansdowne, VA

14.	Hotel George	139	Washington, D.C.
15.	Indianapolis Marriott Downtown (1)(2)	622	Indianapolis, IN
16.	Hilton Alexandria Old Town (1)	246	Alexandria, VA

17.	Chaminade Resort and Conference Center	156	Santa Cruz, CA
18.	Hilton San Diego Gaslamp Quarter (1)	283	San Diego, CA

19.	The Grafton on Sunset	108	West Hollywood, CA

20.	Onyx Hotel	112	Boston, MA
21.	Westin Copley Place (1)(3)	803	Boston, MA
22.	Hotel Deca (1)	158	Seattle, WA
23.	The Hilton San Diego Resort and Spa (2)	357	San Diego, CA

24.	Donovan House	193	Washington, D.C.

25.	Le Parc Suite Hotel	154	West Hollywood, CA

26.	Hotel Sax Chicago	353	Chicago, IL
27.	Westin Michigan Avenue (1)	752	Chicago, IL

28.	Alexis Hotel	121	Seattle, WA
29.	Hotel Solamar (1)(2)	235	San Diego, CA
30.	Gild Hall(1)	126	New York, NY

31.	Hotel Amarano Burbank	99	Burbank, CA

	Total number of rooms/suites	8,494

(1)	Properties subject to a mortgage/debt.
As of February 2, 2009, Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas are no longer subject to mortgages.

(2)	Properties subject to long-term ground leases.

(3)	Property subject to long-term air rights lease.

(4)	The parking lot of this property is subject to a long-term ground lease.

(5)	One of the golf courses at this property is subject to a ground lease.

Each of our hotels is full service, and each is “upper upscale,” as defined by Smith Travel Research, a provider of hotel industry data.

For each of calendar years 2004 through 2007, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through December 31, 2008, Marriott made cure payments totaling $12.3 million for the calendar years 2004 through 2007 to avoid termination. Marriott may recoup these amounts in the event certain future operating performance thresholds are attained. Through December 31, 2008, Marriott has recouped a total of $2.8 million for the calendar years 2004 through 2007. The remaining amount may still be recouped; therefore, the Company recorded a deferred liability of $9.5 million as of December 31, 2008. The following is a reconciliation of the cure payments and deferred liability as of and for the years ended December 31, 2008, 2007, 2006 and 2005 (dollars in thousands):

Year Ended December 31,	Notification Date	Cure Payment			Recoup Amount	Deferred Liability Balance
		Performance Year	Date	Amount
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	$6,371
2008	February 26, 2008	2007	April 10, 2008	3,123	—	$9,494

		As of December 31, 2008		$12,315	$(2,821)

Item 3.	Legal Proceedings

In connection with the 2002 termination of the Meridien Hotels Inc. (“Meridien”) affiliates at the New Orleans and Dallas hotels, the Company was engaged in litigation with Meridien and related affiliates. On September 11, 2008, the Company entered into a Settlement Agreement with Meridien that resolved and released each of the parties’ respective claims, in consideration for a one-time payment by the Company in the amount of $5.5 million. The Company had previously accrued $1.2 million as a contingent liability, and as a result, the Company recognized an additional expense of $4.3 million for the year ended December 31, 2008, which is included in the lease termination expense on the consolidated statement of operations.

The nature of operations of the hotels exposes the hotels to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect of the liquidity, results of operations or business or financial condition of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common shares of the Company began trading on the NYSE on April 24, 1998 under the symbol “LHO.” The following table sets forth, for the periods indicated, the high and low sale prices per common share and the cash distributions declared per share:

	Calendar Year 2008			Calendar Year 2007
	High	Low	Distribution	High	Low	Distribution
First Quarter	$33.29	$26.05	$0.51	$48.99	$41.31	$0.42
Second Quarter	$34.45	$24.96	$0.51	$49.28	$42.53	$0.51
Third Quarter	$30.24	$18.55	$0.525	$49.75	$38.12	$0.51
Fourth Quarter	$24.00	$6.58	$0.255	$47.43	$31.04	$0.51

The closing price for the Company’s common shares, as reported by the NYSE on December 31, 2008, was $11.05 per share.

SHARE PERFORMANCE GRAPH

The following graph provides a comparison of the cumulative total return on the common shares from December 31, 2003 to the NYSE closing price per share on December 31, 2008 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (“FTSE NAREIT Equity Index”). Total return values were calculated assuming a $100 investment on December 31, 2003 with reinvestment of all dividends in (i) the Common Shares, (ii) the S&P 500 and (iii) the FTSE NAREIT Equity Index.

The actual returns shown on the graph above are as follows:

Name	Initial investment at Demember 31, 2003	Value of initial investment at Demember 31, 2004	Value of initial investment at Demember 31, 2005	Value of initial investment at Demember 31, 2006	Value of initial investment at Demember 31, 2007	Value of initial investment at Demember 31, 2008
LaSalle Hotel Properties	$100.00	$177.82	$119.27	$129.52	$72.92	$37.54
S&P 500 Index	$100.00	$110.88	$104.91	$115.79	$105.49	$63.00
FTSE NAREIT Equity Index	$100.00	$131.58	$112.16	$135.06	$84.31	$62.27

Shareholder Information

As of February 16, 2009, there were 112 record holders of the Company’s common shares of beneficial interest, including shares held in “street name” by nominees who are record holders, and approximately 54,500 beneficial holders.

Distribution Information

For 2008, the Company paid $1.80 per common share in distributions of which $1.715 was recognized as 2008 distributions for tax purposes. Additionally, distributions of $0.17 per common share for 2007 were recognized as 2008 distributions for tax purposes bringing total 2008 distribution for tax purposes to $1.885 per common share. Of the $1.885, 60.2% represented ordinary income and 39.8% represented return of capital for tax purposes. These distributions were paid monthly to the Company’s common shareholders and common unitholders at a level of $0.17, $0.175 and $0.085 per common share and limited partnership common unit for the months of January 2008 through June 2008, July 2008 through September 2008, and October 2008 through December 2008, respectively.

For 2007, the Company paid $1.95 per common share in distributions of which $1.78 was recognized as 2007 distributions for tax purposes. Of the $1.78, 93.2% represented ordinary income, and 6.8% represented return of capital for tax purposes. These distributions were paid monthly to the Company’s common shareholders and common unitholders at a level of $0.14 and $0.17 per common share and limited partnership common unit for the months of January 2007 through March 2007, and April 2007 through December 2007, respectively.

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

Operating Partnership Units and Recent Sales of Unregistered Securities

The Operating Partnership issued 3,181,723 common units of limited partnership interest on April 24, 1998 (inception), in conjunction with the initial public offering. The following is a summary of common unit activity since inception:

Common units issued at initial public offering	3,181,723
Common units redeemed to common shares of beneficial interest:
1999 - 2005	(3,055,300)
2006	(109,560)
2007	—
2008	(33,530)
Common units issued:
2000	16,667
2006	70,000

Common units outstanding at December 31, 2008	70,000

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

On November 17, 2006, in connection with the Company’s acquisition of Gild Hall and as part of the consideration for the hotel acquisition, the Operating Partnership issued 70,000 common units of limited partnership interest and 1,098,348 Series F Preferred Units of limited partnership interest designated as the “Floating Rate Series F Cumulative Redeemable Preferred Units” with a liquidation preference $25.00 per unit. Holders of Series F Preferred Units received an annual preferred distribution based upon a floating rate multiplied by the liquidation value per unit. During the year 2008, all 1,098,348 of the Series F Preferred Units were redeemed for 568,786 common shares of beneficial interest and $14.5 million. The issuance of the common units and the Series F Preferred Units, and the subsequent issuance of common shares upon the redemption of the Series F Preferred Units were each effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933. The Company relied on the exemption based on representations given by the holder of the common units and the Series F Preferred Units.

Item 6.	Selected Financial Data

The following tables set forth selected historical operating and financial data for the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 have been derived from the historical financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES

Selected Historical Operating and Financial Data

(Unaudited, dollars in thousands, except share data)

	For the year ended December 31,
	2008	2007	2006	2005	2004
Operating Data:
Revenues:
Hotel operating revenues	$663,006	$628,880	$562,380	$340,578	$234,685
Participating lease revenue	12,799	27,193	25,401	21,527	18,635
Other income	7,572	5,637	6,050	862	187

Total revenues	683,377	661,710	593,831	362,967	253,507
Expenses:
Hotel operating expenses	424,357	399,764	365,125	232,042	165,264
Depreciation and amortization	106,748	92,338	77,019	46,790	36,775
Real estate taxes, personal property taxes and insurance	34,606	32,562	27,212	13,828	10,029
Ground rent	7,213	6,964	6,433	3,986	3,493
General and administrative	17,549	13,574	12,403	10,216	8,342
Lease termination expense	4,296	—	800	1,000	850
Other expenses	3,504	2,966	3,010	185	632

Total operating expenses	598,273	548,168	492,002	308,047	225,385
Operating income	85,104	113,542	101,829	54,920	28,122
Interest income	159	1,386	1,875	748	368
Interest expense	(48,213)	(46,289)	(42,408)	(24,351)	(15,345)

Income before income tax benefit (expense), minority interest, equity in earnings of joint venture and discontinued operations	37,050	68,639	61,296	31,317	13,145
Income tax benefit (expense)	1,316	(3,075)	277	1,979	3,499
Minority interest in loss of consolidated entities	39	—	—	—	—
Minority interest of common units in Operating Partnership	(100)	(248)	(137)	(274)	(265)
Minority interest of preferred units in Operating Partnership	(5,178)	(6,120)	(4,485)	(1,419)	—
Equity in earnings of joint venture	—	27	38,420	753	853

Income from continuing operations	33,127	59,223	95,371	32,356	17,232
Net income from discontinued operations	—	30,532	3,689	3,040	5,991

Net income	33,127	89,755	99,060	35,396	23,223
Distributions to preferred shareholders	(22,497)	(24,344)	(25,604)	(14,629)	(12,532)
Issuance costs of redeemed preferred shares	—	(3,868)	—	—	—

Net income applicable to common shareholders	$10,630	$61,543	$73,456	$20,767	$10,691

Net income applicable to common shareholders before discontinued operations and after dividends on unvested restricted shares per common share:
basic	$0.25	$0.77	$1.77	$0.57	$0.17

diluted	$0.25	$0.77	$1.76	$0.57	$0.17

Net income applicable to common shareholders after dividends on unvested restricted shares per common share:
basic	$0.25	$1.53	$1.86	$0.67	$0.39

diluted	$0.25	$1.53	$1.85	$0.67	$0.39

Weighted average number of common shares outstanding:
basic	40,158,745	39,852,182	39,356,881	30,637,644	26,740,506
diluted	40,257,970	40,113,388	39,667,917	31,104,290	27,376,934

	For the year ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Investment in hotel properties, net	$1,967,255	$1,885,423	$1,932,141	$1,392,344	$739,733
Total assets	2,131,470	2,111,320	2,151,451	1,499,468	859,596
Borrowings under credit facilities	234,505	70,416	—	30,655	—
Bonds payable	42,500	42,500	42,500	42,500	42,500
Mortgage loans, including loan premiums	685,686	762,904	767,477	489,660	211,810
Minority interest in consolidated entities	2,833	—	—	—	—
Minority interest of common units in Operating Partnership	668	747	3,686	2,597	4,554
Minority interest of preferred units in Operating Partnership	59,739	87,652	87,428	59,739	—
Preferred shares, liquidation preference	294,250	294,250	394,048	206,548	127,298
Total shareholders’ equity	993,672	1,038,136	1,145,066	811,082	554,074

	For the year ended December 31,
	2008	2007	2006	2005	2004
Other Data:
Funds from operations (1)	$117,129	$123,442	$114,151	$70,451	$48,448
Earnings before interest, taxes, depreciation and amortization (1)	192,011	237,808	225,179	109,864	76,333
Hotel earnings before interest, taxes, depreciation and amortization (1)	209,834	217,571	194,943	118,437	78,700
Cash provided by operating activities	159,347	168,228	156,842	84,754	55,084
Cash used in investing activities	(137,076)	(60,709)	(546,824)	(411,953)	(172,468)
Cash (used in) provided by financing activities	(30,265)	(144,495)	442,855	305,250	114,725
Cash dividends declared per common share	$1.80	$1.95	$1.56	$1.08	$0.90

(1)

See “Non-GAAP Financial Measures” below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed description and reconciliation of funds from operations, earnings before interest, taxes, depreciation and amortization and hotel earnings before interest, taxes, depreciation and amortization to net income applicable to common shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

2008 was a challenging year for the economy, the lodging industry and the Company. All of the economic statistics that we utilize as indicators to forecast demand and evaluate the health of our business weakened dramatically throughout the year. As such, our revenue per available room (“RevPAR”), funds from operations (“FFO”) per diluted share and earnings before interest, taxes, depreciation and amortization (“EBITDA”) per diluted share declined as compared to 2007. Our business has been significantly impacted by the economic crisis and specifically, the pressure on most businesses to reduce spending including travel, meetings of all kinds, as well as the hesitance of the leisure customer to spend money as many have been personally impacted by the economic crisis.

We have consistently and prudently invested in our hotels, positioning them to outperform in any part of the economic cycle. Additionally, our properties are primarily located in cities that have proven to be 24-hour markets with high barriers to entry and multiple demand generators which outperform over the long term. We have a balance sheet that will serve us well through this tough economic environment.

The Company has taken the following steps to enhance the balance sheet, increase liquidity and reduce operating expenses to mitigate decreases in revenue:

•	Reduced common dividend to one cent per quarter;

•	Expanded our senior unsecured credit facility from $300.0 million to $450.0 million;

•	Preserved capital by limiting capital investments at the hotels in 2009 to those related to life safety, emergency capital maintenance and a few minor projects that are currently underway;

•	Modified the fast-track schedule for the IBM Building conversion in Chicago to a normal development schedule with major construction commencing at the appropriate time;

•	Coordinated with our hotel managers to significantly reduce management and hourly staffing levels at the hotel properties; and

•	Requested plans, procedures and triggering mechanisms from our hotel managers for monitoring of and further reductions in staffing levels and operating expenses.

For 2008, the Company had net income applicable to common shareholders of $10.6 million, or $0.25 per diluted share. FFO was $117.1 million, or $2.90 per diluted share/unit and EBITDA was $192.0 million. RevPAR was $146.09. We consider RevPAR and EBITDA to be key measures of the performance of the individual hotels. RevPAR for the total portfolio decreased 1.7% for 2008. The RevPAR decrease is attributable to a 0.5% decrease in average daily rate (“ADR”) to $199.75 and a 1.2% decrease in occupancy to 73.1%. The Company’s hotel portfolio EBITDA decreased 3.6% to $209.8 million. Hotel EBITDA margin declines were limited to 93 basis points due to proactive aggressive and effective efforts to reduce operating costs. During 2008, we completed the largest redevelopment and repositioning program in our Company’s history placing our hotels in excellent competitive condition. With the economy weakening dramatically during the latter months of 2008, we made significant cost reduction moves corporately and at our properties to position our properties for substantially lower demand in 2009.

Hotel operations depend on the state of the overall economy which can significantly impact hotel operational performance and thus, impact the Company’s financial position. Should any of the hotels experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders, service debt or meet other financial obligations.

The Company measures hotel performance by evaluating financial metrics such as RevPAR, FFO and EBITDA.

The Company evaluates the hotels in its portfolio and potential acquisitions using the measures discussed above to determine each portfolio hotel’s contribution or acquisition hotel’s potential contribution toward reaching the Company’s goal of maintaining a reliable stream of income and moderate growth to shareholders. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire new hotel properties that meet its investment criteria. Currently, due to the dislocation between buyers and sellers, the tight lending conditions, deteriorating operating fundamentals and lack of economic or industry clarity, it is difficult for the Company to identify hotels to acquire that fit its stringent investment criteria at prices that are generally acceptable to sellers.

Please refer to “Non-GAAP Financial Measures” below for a detailed discussion of the Company’s use of FFO, EBITDA and Hotel EBITDA and a reconciliation of FFO, EBITDA and Hotel EBITDA to net income, a U.S. generally accepted accounting principles (“GAAP”) measurement.

Critical Accounting Policies

The consolidated financial statements include the accounts of the Company, the Operating Partnership, LHL and the Company’s other consolidated subsidiaries and partnerships. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has utilized the information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. For example, included in the accompanying consolidated financial statements is an estimated allowance for doubtful accounts of $1.3 million and no estimated valuation allowance on deferred tax asset as of December 31, 2008. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize this deferred tax asset of $16.8 million and has determined that no valuation allowance is required.

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

Revenue Recognition

For properties leased to third-party lessees, the Company recognizes lease revenue on an accrual basis pursuant to the terms of the respective participating leases. Base rent and participating rent are recognized based on quarterly thresholds, pursuant to the lease agreements. As of December 31, 2008, the Company leased one of its properties, Le Montrose Suite Hotel, to a third party. For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations. As of December 31, 2008, 30 of the 31 hotels in which the Company owned an interest were leased to LHL.

For the Lansdowne Resort, the Company defers golf membership initiation fees and social membership initiation fees and recognizes revenue over the average expected life of an active membership (currently six years) on a straight-line basis. Golf membership, social membership, health club and executive club annual dues are recognized as earned throughout the membership year.

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price of asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment, assumed debt, and intangible assets. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, the shorter of the useful life of the improvement or the term of the related tenant lease for tenant improvements, 7 years for land improvements, 20 years for golf course land improvements, 20 years for swimming pool assets and 3 to 5 years for furniture, fixtures and equipment. For investments subject to ground leases, assets are depreciated over the shorter of the useful lives of the assets or the term of the ground lease. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Furniture, fixtures and equipment under capital leases are carried at the present value of the minimum lease payments.

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

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

The travel industry and the lodging business worsened throughout 2008. On a year-over-year basis, overall industry demand was down 1.6% in 2008 and supply was up 2.7%, which resulted in an occupancy decline for the industry of 4.2% while ADR increased 2.4%. Corporate demand slowed due to the pressure on companies to reduce spending and investments, including travel and meetings. Leisure demand also softened as consumers pulled back in reaction to the declining economy, the decline in the equity markets, the severe tightening of credit standards and the decline in home values. Urban market RevPAR increased 0.5%. However, Resort RevPAR declined 4.8% and Upper Upscale RevPAR 2.3%. Hotel occupancy, ADR, operating revenues and operating expenses for our portfolio were negatively impacted in 2008 by the completion of our renovation and repositioning program. Our hotels were able to navigate the early part of this recession in 2008 and outperform the industry on a RevPAR basis despite the impact from renovations.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (30 hotels as of December 31, 2008), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking, and other ancillary revenues) increased $34.1 million from $628.9 million in 2007 to $663.0 million in 2008. This increase includes amounts that are not comparable year-over-year as follows:

•	$30.9 million increase in room, food and beverage and other revenue from San Diego Paradise Point Resort due to the transition to a new lease with LHL as of June 1, 2008; and

•	$7.1 million increase in room, food and beverage and other revenue from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

The remaining increase is primarily due to the following:

•	$4.4 million increase in room, food and beverage and other revenue from Alexis Hotel ($2.9 million) and Hotel Viking ($1.5 million) due to improved hotel facilities as a result of renovations;

•	$4.3 million increase in room and food and beverage revenue net of a decrease in other revenue from Hotel Sax Chicago due to hotel, lounge, and meeting facilities renovations completed in 2007;

•	$1.2 million increase in room and other revenue net of a decrease in food and beverage revenue from The Hilton San Diego Resort and Spa due to improved hotel facilities as a result of renovations; and

•	$1.0 million increase in room and other revenue net of a decrease in food and beverage revenue from Indianapolis Marriott Downtown primarily due to an increase in ADR and parking rates.

The above increases are partially offset by the following decreases:

•	$3.6 million decrease in room, food and beverage, golf and other revenue from Seaview Resort and Spa due to a decline in occupancy and ADR;

•	$2.4 million decrease in room, food and beverage and other revenue from The Liaison Capitol Hill due to an extensive hotel and restaurant renovation;

•	$2.3 million decrease in room, food and beverage and other revenue from Sheraton Bloomington Hotel Minneapolis South primarily due to a decline in occupancy;

•	$2.0 million decrease in room and other revenue net of an increase in food and beverage revenue from Westin Michigan Avenue primarily due to a decline in occupancy;

•	$2.0 million decrease in room, food and beverage and other revenue from Westin Copley Place due to disruption from ballroom renovations;

•	$1.5 million decrease in room, food and beverage and other revenue from Westin City Center Dallas due to a decline in ADR and group business; and

•	$1.5 million decrease in room, food and beverage and other revenue from Hotel Solamar due to a decrease in ADR and disruption from a lounge renovation.

The remaining increase of $0.5 million is primarily due to increased business in certain markets net of the effects of a 1.6% decrease in RevPAR, attributable to a 1.1% decrease in occupancy and a 0.6% decrease in ADR across the portfolio.

Participating Lease Revenue

Participating lease revenue from hotels leased to third-party lessees (one hotel as of December 31, 2008) decreased $14.4 million from $27.2 million in 2007 to $12.8 million in 2008. The decrease is due to the transition of San Diego Paradise Point Resort to a new lease with LHL as of June 1, 2008. Participating lease revenue includes (i) base rent and (ii) participating rent based on hotel revenues pursuant to the respective participating lease.

Other Income

Other income increased $2.0 million from $5.6 million in 2007 to $7.6 million in 2008. The increase is primarily due to the following:

•	$0.9 million recognized in 2008 from a lease termination fee from a retail tenant at Hotel Sax Chicago, partially offset by a loss of the lease revenue from that tenant;

•	$0.7 million recognized in 2008 from a settlement of outstanding liabilities with respect to the acquisition of Westin Michigan Avenue in March 2006; and

•	$0.2 million from a settlement of outstanding liabilities due to a transition of San Diego Paradise Point Resort to a new lease with LHL as of June 1, 2008.

The remaining increase of $0.2 million is primarily due to tenant personal property tax reimbursements at San Diego Paradise Point Resort and Le Montrose Suite Hotel.

Hotel Operating Expenses

Hotel operating expenses increased approximately $24.6 million from $399.8 million in 2007 to $424.4 million in 2008. This increase includes amounts that are not comparable year-over-year as follows:

•

$16.8 million increase in room, food and beverage, other operating department and indirect expense from San Diego Paradise Point Resort due to the transition to a new lease with LHL as of June 1, 2008; and

•

$6.6 million increase in room, food and beverage, other operating department and indirect expense from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

The remaining increase is primarily due to the following:

•

$4.2 million increase in room, food and beverage, other operating department and indirect expense from Hotel Sax Chicago due to hotel, lounge and meeting facilities renovations completed in 2007, which increased occupancy and in turn increased service costs;

•

$1.0 million increase in room, other operating department and indirect expense net of a decrease in food and beverage expense from The Hilton San Diego Resort and Spa due to improved hotel facilities as a result of renovations, which increased occupancy and in turn increased service costs;

•

$0.8 million increase in room, food and beverage and indirect expense net of a decrease in other operating department expense from Alexis Hotel due to improved hotel facilities as a result of renovations, which increased occupancy and in turn increased service costs;

•

$0.6 million increase in room, food and beverage, other operating department and indirect expense from Hotel Viking due to improved hotel facilities as a result of renovations, which increased occupancy and in turn increased service costs; and

•	$0.6 million in severance payments related to reduction in workforce across the portfolio.

The above increases are partially offset by the following decreases:

•	$1.8 million decrease in food and beverage, other operating department and indirect expense net of an increase in room expense from Westin Copley Place due to disruption from ballroom renovations;

•

$1.7 million decrease in room, food and beverage, other operating department and indirect expense from Sheraton Bloomington Hotel Minneapolis South due to decreased occupancy, which in turn decreased service costs;

•

$1.0 million decrease in food and beverage, other operating department and indirect expense net of an increase in room expense from Westin Michigan Avenue primarily attributable to a decrease in incentive management fees due to the hotel renovation;

•	$0.9 million decrease in room, food and beverage, other operating department and indirect expense from Hotel Solamar primarily due to the hotel renovation;

•

$0.8 million decrease in food and beverage and indirect expense net of an increase in room and other operating department expense from Seaview Resort and Spa due to decreased occupancy, which in turn decreased service costs; and

•

$0.7 million decrease in room, food and beverage, other operating department and indirect expense from Westin City Center Dallas due to a decline in group business, which in turn decreased service costs.

The remaining increase of $0.9 million is primarily attributable to inflationary increases in operating costs across the portfolio.

Depreciation and Amortization

Depreciation and amortization expense increased $14.4 million from $92.3 million in 2007 to $106.7 million in 2008. This increase includes amounts that are not comparable year-over-year as follows:

•	$3.6 million increase from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and reposition project.

The remaining increase is primarily due to the following:

•	$2.0 million increase from Hotel Sax Chicago due to hotel, lounge, and meeting facilities renovations;

•	$1.5 million increase from Westin Michigan Avenue due to recent renovations;

•	$1.4 million increase from Gild Hall due to a comprehensive renovation and reposition project;

•	$1.2 million increase from Westin Copley Place due to ballroom renovations;

•	$1.2 million increase from The Hilton San Diego Resort and Spa due to restaurant, gift shop, recreation area and lobby renovations; and

•	$1.0 million increase from Indianapolis Marriott Downtown due to a comprehensive renovation of the guest rooms, conference space and lobby.

The remaining increase of $2.5 million is primarily due to building and land improvements and purchases of furniture, fixtures and equipment across the hotel portfolio during 2008 and 2007.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes and insurance expense increased $2.0 million from $32.6 million in 2007 to $34.6 million in 2008. This increase includes an amount that is not comparable year-over-year of $1.0 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The remaining increase of $1.0 million is a result of an increase in real estate and personal property taxes of $2.8 million primarily from increases in assessments and rates at certain of the hotel properties, including an increase of $1.1 million from Indianapolis Marriott Downtown due to an increase in assessment and an increase of $0.6 million from Westin Copley Place due to increases in assessment and rate; offset by a decrease of $1.2 million in real estate taxes from Westin Michigan Avenue due to decreases in assessment and rate, and a decrease in insurance premiums of $0.6 million across the portfolio.

Ground Rent

Ground rent increased $0.2 million from $7.0 million in 2007 to $7.2 million in 2008. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The increase is due to performance at the applicable hotels being slightly better in 2008 than in 2007.

General and Administrative Expenses

General and administrative expense increased $3.9 million from $13.6 million in 2007 to $17.5 million in 2008 primarily as a result of increases in compensation cost, legal fees and other professional fees.

Interest Expense

Interest expense increased $1.9 million from $46.3 million in 2007 to $48.2 million in 2008 due to an increase in the Company’s weighted average debt outstanding and a decrease in capitalized interest, partly offset by a decrease in the weighted average interest rate. The Company’s weighted average debt outstanding related to continuing operations increased from $842.0 million in 2007 to $953.7 million in 2008, which includes increases from:

•	additional borrowing to fund the redemption of the Series A Preferred Shares in March 2007;

•	additional borrowing to purchase a controlling interest in the joint venture that acquired the 330 N. Wabash Avenue property in March 2008; and

•	additional borrowings under the Company’s credit facility to finance other capital improvements during 2008.

The above borrowings were offset by paydowns on outstanding debt from proceeds from:

•	the sale of LaGuardia Airport Marriott in January 2007; and

•	operating cash flows.

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 5.2% in 2007 to 4.8% in 2008. Capitalized interest decreased by $0.7 million from $4.2 million in 2007 to $3.5 million in 2008 primarily due to the completion of the Donovan House renovation in March 2008, partly offset by initial cost of the redevelopment of the 330 N. Wabash Avenue property as a super luxury hotel during 2008. The Company’s weighted average interest rate, excluding the impact of capitalized interest, decreased from 5.7% in 2007 to 5.1% in 2008.

Income Taxes

Income tax benefit (including amounts from discontinued operations) increased $4.3 million from an income tax expense of $3.0 million in 2007 to an income tax benefit of $1.3 million in 2008. For 2008, current federal, state and local income tax expense totaled $1.1 million. LHL’s net loss before income tax expense increased $9.5 million from net income of $4.5 million in 2007 to net loss of $5.0 million in 2008. Accordingly, in 2008, LHL recorded a deferred federal, state and local income tax benefit of $2.4 million.

As of December 31, 2008, the Company had a deferred tax asset of $17.5 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize this deferred tax asset and has determined that no valuation allowance is required.

Minority Interest

Minority interest in consolidated entities represents the outside equity interest in the 330 N. Wabash Avenue property which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Minority interest of common units in the Operating Partnership represents the common units limited partners’ proportionate share of the equity in the Operating Partnership. Income is allocated to the common units minority interest based on the weighted average percentage ownership throughout the year. At December 31, 2008, the limited partners held 0.2% of the common units of the Operating Partnership.

The minority interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The decrease in minority interest of preferred units in the Operating Partnership from $6.1 million in 2007 to $5.2 million in 2008 is primarily a result of the redemption of all Series F Preferred Units during 2008.

Discontinued Operations

Net income from discontinued operations decreased $30.5 million from $30.5 million in 2007 to zero in 2008. Net income from discontinued operations is a result of the sale of the LaGuardia Airport Marriott (“LaGuardia”) in January 2007. The following table summarizes net income from discontinued operations for 2008 and 2007 (dollars in thousands):

	For the year ended December 31,
	2008	2007
Net lease income from LaGuardia	$—	$240
Net operating loss from LaGuardia	—	(177)
Gain on sale of LaGuardia	—	30,401
Minority interest expense related to LaGuardia	—	(1)
Income tax benefit related to LaGuardia	—	69

Net income from discontinued operations	$—	$30,532

Distributions to Preferred Shareholders

Distributions to preferred shareholders decreased $1.8 million from $24.3 million in 2007 to $22.5 million in 2008 due to the redemption of the Series A Preferred Shares on March 6, 2007.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

The travel industry and the lodging business improved during 2007. On a year-over-year basis, overall industry demand was up 1.2% in 2007 and supply growth was up 1.4% for the same period, with average daily rate ADR increasing an impressive 5.9%. Pricing power was strong in 2007, with almost every major market and price segment in the United States showing ADR and RevPAR increases. Urban market RevPAR increased 8.6% primarily from increased business transient travel and group travel in 2007, while leisure was healthy but not as strong. Leisure softness was likely from weakness in the housing market, a slowing economy and high gas prices. Hotel occupancy, ADR, operating revenues and operating expenses for our portfolio were significantly impacted in 2007 due to business displacement from renovations and repositionings at approximately half of the portfolio. However, these renovations and repositionings should benefit the performance of the Company for the next 3 to 4 years.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (29 hotels as of December 31, 2007), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking, and other ancillary revenues) increased $66.5 million from $562.4 million in 2006 to $628.9 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$13.4 million increase from Hotel Solamar, which was purchased in August 2006;

•	$9.3 million increase from Gild Hall, which was purchased in November 2006;

•	$7.6 million increase from Hotel Amarano Burbank, which was purchased in December 2006;

•	$7.3 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$2.1 million increase from Alexis Hotel, which was purchased in June 2006;

•	$2.0 million increase from Le Parc Suite Hotel, which was purchased in January 2006; and

•	No increase from Hotel Sax Chicago, which was purchased in March 2006, primarily due to an extensive renovation that took place at the hotel during 2007.

The remaining increase of $24.8 million is attributable to a $19.7 million increase in room revenue, $3.1 million increase in food and beverage revenue, $2.0 million increase in golf and other ancillary revenue from the remaining hotels leased to LHL. The increase in room revenue was a result of an increase in RevPAR which was primarily attributable to an increase in ADR at the remaining hotels.

Participating Lease Revenue

Participating lease revenue from hotels leased to third-party lessees (two hotels as of December 31, 2007) increased $1.8 million from $25.4 million in 2006 to $27.2 million in 2007. Participating lease revenue includes (i) base rent and (ii) participating rent based on fixed percentages of hotel revenues pursuant to the respective participating lease. An increase of $0.9 million is from San Diego Paradise Point Resort primarily due to a 3.1% increase in RevPAR in 2007. The remaining increase of $0.9 million is due to a 16.7% increase in RevPAR in 2007 at Le Montrose Suite Hotel.

Other Income

Other income decreased $0.5 million from $6.1 million in 2006 to $5.6 million in 2007. This is primarily due to the $1.1 million gain on termination of the interest rate swap recorded in 2006 related to the Indianapolis Marriott Downtown, partially offset by a $0.6 million increase in income from retail leases at the Alexis Hotel and the Hotel Sax Chicago in 2007.

Hotel Operating Expenses

Hotel operating expenses increased approximately $34.7 million from $365.1 million in 2006 to $399.8 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$8.1 million increase from Hotel Solamar, which was purchased in August 2006;

•	$5.1 million increase from Gild Hall, which was purchased in November 2006;

•	$4.4 million increase from Hotel Amarano Burbank, which was purchased in December 2006;

•	$3.7 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$2.5 million increase from Alexis Hotel, which was purchased in June 2006;

•	$2.1 million increase from Hotel Sax Chicago, which was purchased in March 2006; and

•	$0.5 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

The remaining increase of $8.3 million is due to increases in payroll and related employee costs and benefits, sales and marketing, franchise and management fees, and property maintenance expenses at the remaining hotels.

Depreciation and Amortization

Depreciation and amortization expense increased $15.3 million from $77.0 million in 2006 to $92.3 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$2.3 million increase from Hotel Sax Chicago, which was purchased in March 2006;

•	$2.2 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$2.1 million increase from Hotel Solamar, which was purchased in August 2006;

•	$1.3 million increase from Gild Hall, which was purchased in November 2006;

•	$1.0 million increase from Alexis Hotel, which was purchased in June 2006;

•	$1.0 million increase from Hotel Amarano Burbank, which was purchased in December 2006; and

•	$0.3 million increase from Le Parc Suite Hotel, which was purchased in January 2006.

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

Real Estate Taxes, Personal Property Taxes, Insurance and Ground Rent

Real estate taxes, personal property taxes, insurance and ground rent expense increased $5.9 million from $33.6 million in 2006 to $39.5 million in 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$1.1 million increase from Westin Michigan Avenue, which was purchased in March 2006;

•	$1.0 million increase from Hotel Solamar, which was purchased in August 2006;

•	$0.6 million increase from Gild Hall, which was purchased in November 2006;

•	$0.4 million increase from Hotel Amarano Burbank, which was purchased in December 2006;

•	$0.2 million increase from Alexis Hotel, which was purchased in June 2006;

•	$0.1 million increase from Le Parc Suite Hotel, which was purchased in January 2006; and

•	No increase from Hotel Sax Chicago, which was purchased in March 2006, due to a reduction to real estate tax expense in 2007 as a result of actual 2006 real estate taxes being less than estimated.

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

Interest Expense

Interest expense increased $3.9 million from $42.4 million in 2006 to $46.3 million in 2007 due to an increase in the Company’s weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate and an increase in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $741.0 million in 2006 to $842.0 million in 2007, which includes increases from:

•	assumption of the mortgage and additional borrowing to purchase the Le Parc Suite Hotel in January 2006;

•	additional borrowing to purchase the Hotel Sax Chicago in March 2006;

•	additional borrowing to purchase the Westin Michigan Avenue in March 2006;

•	additional borrowing to purchase the Hotel Solamar in August 2006;

•	assumption of the mortgage and additional borrowings to purchase the Gild Hall in November 2006;

•	additional borrowing to fund the redemption of the Series A Preferred Shares in March 2007; and

•	additional borrowings under the Company’s credit facility to finance other capital improvements during 2007.

The above borrowings were offset by paydowns on outstanding debt from proceeds from:

•	a February 2006 common share offering;

•	a February 2006 preferred share offering;

•	a November 2006 preferred share offering;

•	the sale of LaGuardia Airport Marriott in January 2007; and

•	operating cash flows.

The Company’s weighted average interest rate related to continuing operations decreased from 5.3% in 2006 to 5.2% in 2007. Capitalized interest increased by $1.6 million from $2.6 million in 2006 to $4.2 million in 2007, primarily due to the closing and the ongoing renovations at the Donovan House.

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

Distributions on preferred units increased from $4.5 million in 2006 to $6.1 million in 2007 as a result of the Series F Preferred Units issued in 2006 being outstanding for a full year in 2007.

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

FFO, EBITDA and Hotel EBITDA

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

With respect to Hotel EBITDA, the Company believes that excluding the effect of corporate-level expenses, non-cash items, and the portion of these items related to unconsolidated entities, provides a more complete understanding of the operating results over which individual hotels and operators have direct control. We believe property-level results provide investors with supplemental information on the ongoing operational performance of our hotels and effectiveness of the third-party management companies operating our business on a property-level basis.

Neither FFO, EBITDA nor Hotel EBITDA represents cash generated from operating activities determined by GAAP and should not be considered as alternatives to net income, cash flow from operations or any other operating performance measure prescribed by GAAP. Neither is FFO, EBITDA or Hotel EBITDA a measure of the Company’s liquidity, nor is FFO, EBITDA or Hotel EBITDA indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Neither measurement reflects cash expenditures for long-term assets and other items that have been and will be incurred. FFO, EBITDA and Hotel EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company’s operating performance.

The following is a reconciliation between net income applicable to common shareholders and FFO for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 (dollars in thousands):

	For the year ended December 31,
	2008	2007	2006	2005	2004
Funds From Operations (“FFO”):
Net income applicable to common shareholders	$10,630	$61,543	$73,456	$20,767	$10,691
Depreciation	105,746	91,560	78,280	48,494	38,937
Equity in depreciation of joint venture	—	—	178	811	1,053
Amortization of deferred lease costs	692	491	497	79	46
Minority interest:
Minority interest in consolidated entities	(39)	—	—	—	—
Minority interest of common units in Operating Partnership	100	248	137	274	265
Minority interest in discontinued operations	—	1	5	26	92
Less: Net gain on sale of property disposed of	—	(30,401)	(38,402)	—	(2,636)

FFO	$117,129	$123,442	$114,151	$70,451	$48,448

Weighted average number of common shares and units outstanding:
Basic	40,256,228	39,955,712	39,409,631	30,896,022	27,153,145
Diluted	40,355,453	40,216,918	39,720,667	31,362,668	27,789,574

The following is a reconciliation between net income applicable to common shareholders, EBITDA and Hotel EBITDA for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 (dollars in thousands):

	For the year ended December 31,
	2008	2007	2006	2005	2004
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income applicable to common shareholders	$10,630	$61,543	$73,456	$20,767	$10,691
Interest expense	48,213	46,289	42,409	24,354	15,349
Equity in interest expense of joint venture	—	—	317	787	573
Income tax (benefit) expense:
Income tax (benefit) expense	(1,316)	3,075	(277)	(1,979)	(3,499)
Income tax (benefit) expense from discontinued operations	—	(69)	(124)	(163)	120
Depreciation and amortization	106,748	92,389	78,966	48,850	39,046
Equity in depreciation/amortization of joint venture	—	—	201	900	1,164
Minority interest:
Minority interest in consolidated entities	(39)	—	—	—	—
Minority interest of common units in Operating Partnership	100	248	137	274	265
Minority interest of preferred units in Operating Partnership	5,178	6,120	4,485	1,419	—
Minority interest in discontinued operations	—	1	5	26	92
Distributions to preferred shareholders	22,497	28,212	25,604	14,629	12,532

EBITDA	$192,011	$237,808	$225,179	$109,864	$76,333
Corporate expense	26,702	17,765	17,482	11,516	9,935
Interest and other income	(7,731)	(7,023)	(8,046)	(1,650)	(548)
Participating lease adjustments (net)	559	1,640	836	443	131
Hotel level adjustments (net)	(1,707)	(2,077)	(1,570)	704	166
Income from operations of property disposed of, including gain on sale and equity in income of joint venture	—	(30,542)	(38,938)	(2,440)	(7,317)

Hotel EBITDA	$209,834	$217,571	$194,943	$118,437	$78,700

Hotel EBITDA includes the operating data for all properties leased to LHL and to third parties for the twelve months ended December 31, 2008, 2007, 2006, 2005 and 2004. Hotel EBITDA includes adjustments made for periods when hotels were closed for renovations for presentation of comparable information. Hotel EBITDA for 2008, 2006, 2005 and 2004 reflects information reported in the respective year. Hotel EBITDA for 2007 reflects comparable information to 2008.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the years ended December 31, 2008 and 2007, respectively.

	Year ended December 31,
	2008	2007	Variance
Total Portfolio
Occupancy	73.1%	74.0%	-1.2%
ADR	$199.75	$200.75	-0.5%
RevPAR	$146.09	$148.61	-1.7%

Off-Balance Sheet Arrangements

Tax Indemnification Agreement

Pursuant to the acquisition of the Westin Copley Place, the Company entered into a Tax Reporting and Protection Agreement (the “Tax Agreement”) with Transwest Copley Square LLC (formerly SCG Copley Square LLC). Under the Tax Agreement, the Company is required, among other things, to indemnify Transwest Copley Square LLC (and its affiliates) for certain income tax liabilities that such entities would incur if the Westin Copley Place was transferred by the Company in a taxable transaction or if the Company fails to maintain a certain level of indebtedness with respect to the Westin Copley Place or its operations. The obligations of the Company under the Tax Protection Agreement (i) do not apply in the case of a foreclosure of the Westin Copley Place, if certain specified requirements are met, (ii) are limited to $20.0 million (although a limitation of $10.0 million is applicable to certain specified transactions), and (iii) terminates on the earlier of the tenth anniversary of the Company’s acquisition of the Westin Copley Place or January 1, 2016. As of December 31, 2008, the Company believes that the likelihood that the Company will be required to pay under this Tax Agreement is remote, and therefore, a liability has not been recorded. On February 1, 2009, each of the 2,348,888 7.25% Series C Preferred Units, issued as part of the consideration to acquire the hotel, was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of beneficial interest to the unitholder. The issuance of the Series C Shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Series C Preferred Shares are not currently listed on any exchange; however, there is a registration rights agreement between the Company and the holder of the shares, which allows for the shares to be registered in the future. As a result of the redemption of all the partnership interests issued in consideration for the hotel, the contingent obligation of the Company to reimburse the seller of the hotel up to $20.0 million of taxes related to unrealized taxable gains created at the time of the Company’s acquisition of the hotel, as described in the Tax Reporting and Protection Agreement entered into by the Company, has become null and void.

Joint Venture

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250.0 million of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700.0 million. The Company, through the Operating Partnership, owns a 15.0% equity interest in the joint venture and will have the opportunity to earn additional capital gains, based upon achieving specific return thresholds based on the joint venture’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75.0 million, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175.0 million, and (iii) any asset with an acquisition price between $75.0 million and $175.0 million will be offered on a rotational basis with the first acquisition allocated to the joint venture. As of December 31, 2008, there were no acquisitions through the joint venture.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of December 31, 2008, the Company held $9.9 million of restricted cash reserves, $2.8 million of which was available for future capital expenditures.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from hotels leased by LHL. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s credit facility and secured financing on one or all of the Company’s nineteen unencumbered properties.

LHL is a wholly-owned subsidiary of the Operating Partnership. Payments to the Operating Partnership are required pursuant to the terms of the lease agreements between LHL and the Operating Partnership relating to the properties owned by the Operating Partnership and leased by LHL. The lessee’s obligations under the participating lease at Le Montrose Suite Hotel are unsecured and the lessee’s ability to make rent payments to the Operating Partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, are dependent on the lessee’s ability to generate sufficient cash flow from the operation of the hotel.

In addition, cash flow from hotel operations is subject to all operating risks common to the hotel industry. These risks include:

•	adverse effects of weak national, regional and local economic conditions;

•	tightening credit standards;

•	competition for guests and meetings from other hotels, including competition and pricing pressures from internet wholesalers and distributors;

•	increases in operating costs including wages, benefits, insurance, property taxes and energy due to inflation and other factors, which may not be offset in the future by increases in room rates;

•	labor strikes, disruptions or lockouts that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling; and

•	terrorism, terrorism alerts and warnings and military actions such as the engagement in Iraq, pandemics or other medical events which may cause decreases in business and leisure travel.

These factors could adversely affect the ability of the hotel operators to generate revenues which could adversely affect the lessees of the Company’s hotels and their ability to make rental payments to the Company pursuant to the participating leases and ultimately impact the Company’s liquidity.

The Company’s senior unsecured credit facility and LHL’s credit facility contain certain financial covenants relating to debt service coverage, interest coverage, fixed charge coverage, net worth and total funded indebtedness and contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. There are currently no other contractual or other arrangements limiting payment of distributions by the Operating Partnership.

Failure to comply with our financial covenants contained in our credit facilities and non-recourse secured mortgages could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. If we violate the financial covenants contained in either credit facility, we may attempt to negotiate a waiver of the violation or amend the terms of the credit facility with the lenders thereunder; however, we can make no assurance that we would be successful in any such negotiations or that, if successful in obtaining a waiver or amendment, such amendment or waiver would be on terms attractive to us. If a default under any of the above debt instruments were to occur, we would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If we are unable to refinance our debt on acceptable terms, including upon maturity of the debt, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower our cash flow, and, consequently, cash available for distribution to our shareholders.

As of December 31, 2008, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities or mortgages.

Properties Leased to LHL

Effective January 1, 2001, LHL became a wholly-owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code. On January 1, 2009, the Le Montrose Suite Hotel transitioned to a new lease with LHL. As a result, LHL currently leases all 31 hotels owned by the Company:

1.	Sheraton Bloomington Hotel Minneapolis South

2.	Westin City Center Dallas

3.	Seaview Resort and Spa

4.	Harborside Hyatt Conference Center & Hotel

5.	Hotel Viking

6.	Topaz Hotel

7.	Hotel Rouge

8.	Hotel Madera

9.	Hotel Helix

10.	The Liaison Capitol Hill

11.	Lansdowne Resort

12.	Hotel George

13.	Indianapolis Marriott Downtown

14.	Hilton Alexandria Old Town

15.	Chaminade Resort and Conference Center

16.	Hilton San Diego Gaslamp Quarter

17.	The Grafton on Sunset

18.	Onyx Hotel

19.	Westin Copley Place

20.	Hotel Deca

21.	The Hilton San Diego Resort and Spa

22.	Donovan House

23.	Le Parc Suite Hotel

24.	Westin Michigan Avenue

25.	Hotel Sax Chicago

26.	Alexis Hotel

27.	Hotel Solamar

28.	Gild Hall

29.	Hotel Amarano Burbank

30.	San Diego Paradise Point Resort

31.	Le Montrose Suite Hotel

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of December 31, 2008 (dollars in thousands):

Contractual Obligations	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$901,477	$127,541	$81,163	$187,322	$505,451
Borrowings under credit facilities (2)	243,056	3,751	239,305	—	—
Ground rent (3)	192,044	4,721	9,462	9,491	168,370
Massport Bonds (1)	48,125	614	1,228	1,228	45,055
Purchase commitments (4)
Purchase orders and letters of commitment	15,159	15,159	—	—	—

Total obligations and commitments	$1,399,861	$151,786	$331,158	$198,041	$718,876

(1)

Amounts include principal and interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt. Interest expense on the variable rate debt is calculated based on the rate as of December 31, 2008.

(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rate as of December 31, 2008. It is assumed that the outstanding debt as of December 31, 2008 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)

As of December 31, 2008, purchase orders and letters of commitment totaling approximately $15.2 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements with the existing properties or any future properties that it may acquire.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450.0 million. On January 14, 2008, the Company amended the credit facility to increase the maximum borrowing from $300.0 million to $450.0 million. On April 13, 2007, the Company amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with, at the Company’s option, a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2008, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2008, 2007 and 2006, the weighted average interest rate for borrowings under the senior unsecured credit facility was 3.4%, 6.0% and 7.1%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding as of December 31, 2008. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the Company had $234.5 million and $56.0 million, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On April 13, 2007, LHL amended the credit facility to extend the credit facility maturity date to April 13, 2011 with, at the Company’s option, a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2008, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2008, 2007 and 2006, the weighted average interest rate for borrowings under the LHL credit facility was 3.9%, 6.1% and 6.7%, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding at December 31, 2008. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of an immaterial amount for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008 and 2007, LHL had an immaterial amount and $14.4 million, respectively, of outstanding borrowings under the LHL credit facility.

Debt

Debt at December 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	Interest Rate	Maturity Date		Balance Outstanding as of
Debt				December 31, 2008	December 31, 2007
Credit facilities
Senior unsecured credit facility	Floating (a)	April 2011	(a)	$234,500	$56,000
LHL unsecured credit facility	Floating (b)	April 2011	(b)	5	14,416

Total borrowings under credit facilities				234,505	70,416

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating (c)	March 2018		5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating (c)	March 2018		37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%	May 2008	(d)	—	14,860
Gild Hall	Floating (e)	November 2009	(e)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009	(f)	38,487	39,661
San Diego Paradise Point Resort	5.25%	February 2009	(g)	—	59,729
Hilton Alexandria Old Town	4.98%	September 2009	(h)	31,227	32,032
Le Montrose Suite Hotel	8.08%	July 2010		13,138	13,392
Hilton San Diego Gaslamp Quarter	5.35%	June 2012		59,600	59,600
Hotel Solamar	5.49%	December 2013		60,900	60,900
Hotel Deca	6.28%	August 2014		10,142	10,360
Westin Copley Place	5.28%	August 2015		210,000	210,000
Westin Michigan Avenue	5.75%	April 2016		140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016		101,780	101,780

Mortgage loans at stated value				685,274	762,314
Unamortized loan premium (i)				412	590

Total mortgage loans				685,686	762,904

Total debt				$962,691	$875,820

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2008, the rates, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $97,000 and $137,500 were 2.00% and 1.28%, respectively. As of December 31, 2007, the rates, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $29,000 and $27,000 were 6.00% and 5.91%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2008 and 2007, the rates, including the applicable margin, for LHL’s outstanding LIBOR borrowings were 2.00% and 5.90%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)	The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2008 were 4.50% and 1.00% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2007 were 4.95% and 3.49% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which was reduced from 1.35% to 1.10% in February 2008.

(d)	The Company repaid the mortgage loan with cash and additional borrowings on its senior unsecured credit facility upon maturity.

(e)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates as of December 31, 2008 and December 31, 2007 were 2.19% and 5.65%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The original maturity date was scheduled for November 2008. On October 3, 2008, the Company exercised its first option to extend the loan maturity to November 2009. The Company intends to exercise its second option to extend the loan maturity to November 2010.

(f)	The Company repaid the mortgage loans on February 2, 2009 through borrowings on its senior unsecured credit facility.

(g)	The Company repaid the mortgage loan on October 1, 2008 through borrowings on its senior unsecured credit facility.

(h)	The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(i)	Mortgage debt includes unamortized loan premiums on the mortgage loans on Le Parc Suite Hotel and Hotel Deca of zero and $412, respectively, as of December 31, 2008, and $107 and $483, respectively, as of December 31, 2007.

Equity Issuances and Redemptions

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

During the year ended December 31, 2008, all 1,098,348 of the Series F Preferred Units were redeemed. Of this amount, 522,641 Series F Preferred Units with a value of $13.1 million ($25.00 per unit plus accrued distributions of less than $0.1 million) were redeemed for 568,786 common shares of beneficial interest using a 10-day average closing price. The remaining 575,707 Series F Preferred Units with a value of $14.5 million ($25.00 per unit plus accrued distributions of $0.1 million) were redeemed for cash. As of December 31, 2008, there were no Series F Preferred Units outstanding.

On October 27, 2008, 33,530 units of limited partnership interest were redeemed for common shares on a one-for-one basis.

Sources and Uses of Cash

At December 31, 2008, the Company had $18.1 million of cash and cash equivalents and $9.9 million of restricted cash reserves, $2.8 million of which was available for future capital expenditures. Additionally, the Company had $214.5 million available under the senior unsecured credit facility and $25.0 million available under the LHL credit facility.

Net cash provided by operating activities was $159.3 million for the year ended December 31, 2008 primarily due to the operations of hotels leased by LHL and participating lease revenues from hotels leased to third parties, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $137.1 million for the year ended December 31, 2008 due to the purchase of the 330 N. Wabash Avenue property and outflows for improvements and additions at the hotels, partially offset by proceeds from restricted cash reserves.

Net cash used in financing activities was $30.3 million for the year ended December 31, 2008, primarily due to repayments under credit facilities, payment of distributions to the common shareholders and unitholders, payment of distributions to preferred shareholders and unitholders, mortgage loan repayments and redemption of the Series F Preferred Units, partially offset by borrowings under credit facilities and contributions from a minority investor.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities, borrowings under the senior unsecured credit facility and equity issuances available under the shelf registration statement. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility, the issuance of other indebtedness, or the issuance of additional equity securities.

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

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2008, approximately 30.9% of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company may utilize derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. The Company did not utilize any derivative financial instruments during 2008 and there were no derivatives outstanding at December 31, 2008.

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

Interest Rate Sensitivity

The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, the table presents scheduled maturities and related weighted average interest rates by expected maturity dates (dollars in thousands).

	2009	2010	2011	2012	2013	Thereafter	Total
Fixed Rate Debt	$70,227	$13,108	$1,826	$63,554	$63,560	$452,999	$665,274
Weighted Average Interest	6.7%	8.0%	5.9%	5.4%	5.5%	5.6%	5.7%
Variable Rate Debt	$20,000	$—	$234,505	$—	$—	$42,500	$297,005
Weighted Average Interest	2.2%	0.0%	1.6%	0.0%	0.0%	1.4%	1.6%

Total	$90,227	$13,108	$236,331	$63,554	$63,560	$495,499	$962,279

The table above presents the principal amount of debt maturing each year, including annual amortization of principal, through December 31, 2013 and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2008 and does not reflect indebtedness, if any, incurred after that date. The variable rate debt of $20,000 and $234,505 which mature in 2009 and 2011, respectively may be extended to 2011 and 2012, respectively. The Company’s ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2008, the estimated fair value of the Company’s fixed rate mortgage debt was $662,896.

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of December 31, 2008, approximately $297.0 million of the Company’s aggregate indebtedness (30.9% of total indebtedness) was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.7 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $297.0 million, the balance at December 31, 2008.

Item 8.	Consolidated Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures - The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Trustees.

Based on management’s evaluation as of December 31, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting - The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, a registered independent accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.

Changes in Internal Controls - There was no change to the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9B.	Other Information

None.

Item 10.	Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the material in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the material in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the material in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

Included herein at pages F-1 through F-38.

2.	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-37 through F-38.

Schedule III – Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Annual report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles of amendment and articles supplementary)(1)

3.2	Second Amended and Restated Bylaws of the Registrant

4.1	Form of Common Share of Beneficial Interest(2)

10.1	Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 29, 1998(3)

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002(4)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of September 30, 2003(5)

10.4	Form of Third Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P.(6)

10.5	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 22, 2005(7)

10.6	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of February 8, 2006(8)

10.7	Form of Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operation Partnership, L.P. (9)

10.8	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of November 17, 2006(10)

10.9	Form of Management Agreement(2)

10.10	Form of Lease with Affiliated Lessees(2)

10.11	Form of First Amendment to Lease with Affiliated Lessee(11)

10.12	Form of Second Amendment to Lease with Affiliate Lessee(11)

10.13	Promissory Note Secured by Leasehold Mortgage in the original principal amount of $210,000,000 made by LHO Backstreets, L.L.C. and dated as of August 30, 2005(12)

10.14	Leasehold Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) by LHO Backstreets, LLC, as Mortgagor, and Mortgage Electronic Registration Systems, Inc., as Mortgagee and dated as of August 30, 2005(12)

10.15

Loan and Trust Agreement, dated as of December 15, 1990, as amended and restated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership, and Shawmut Bank, N.A., as

trustee(3)

10.16	Credit Enhancement Agreement, dated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A.(3)

10.17	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through April 21, 2005(13)*

10.18	Form of Time-Based Restricted Share Award Agreement(14)*

10.19	Form of Performance-Based Restricted Share Award Agreement (14)*

10.20	Amended and Restated Severance Agreement between Jon E. Bortz and LaSalle Hotel Properties effective January 1, 2009*

10.21	Amended and Restated Severance Agreement between Hans S. Weger and LaSalle Hotel Properties effective January 1, 2009*

10.22	Amended and Restated Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties effective January 1, 2009*

10.23	Offer Letter to Michael D. Barnello(15)*

10.24	Form of Indemnification Agreement(16)*

10.25	Amended and Restated Senior Unsecured Credit Agreement entered into on June 9, 2005 among Bank of Montreal, Bank of America, N.A., the other lenders named therein and LaSalle Hotel Operating Partnership, L.P.(17)

10.26	Second Amendment to Amended and Restated Senior Unsecured Credit Agreement(18)

10.27	Total Commitments Increase Agreements dated as of January 14, 2008 among LaSalle Hotel Operating Partnership, L.P. and Branch Banking & Trust Company, BMO Capital Markets Financing, Inc., Bank of Montreal, Chicago Branch, The Royal Bank of Scotland PLC, Wachovia Bank, NA, Raymond James Bank, FSB, U.S. Bank National Association and National City Bank and Bank of Montreal, Chicago Branch, as Administrative Agent(19)

10.28	Guaranty and Contribution Agreement made as of June 9, 2005 by LaSalle Hotel Properties and certain of its subsidiaries(17)

10.29	Environmental Indemnification Agreement made as of June 9, 2005 by LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties and certain of their subsidiaries(17)

12.1	Computation of the Registrant’s Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends(20)

21	List of subsidiaries

23	Consent of KPMG LLP

24.1	Power of Attorney (included in Part IV of this Annual report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 18, 2007 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) filed with the SEC on April 2, 1998 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on August 14, 1998 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2002 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Annual report on Form 10-K filed with the SEC on February 23, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2005 and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2005 and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2006 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on May 12, 1999 and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2005 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-125058) filed with the SEC on May 19, 2005 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 18, 2007 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2008 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Current report on Form 8-K filed with the SEC on November 12, 2008 and incorporated herein by reference.

(17)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2005 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2007 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008 and incorporated herein by reference.

(20)	Previously filed as an exhibit to Registrant’s Registration Statement on Form S-3ASR (No. 333-131384) initially filed with the SEC on January 30, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: February 19, 2009	BY:	/S/ JULIO E. MORALES
Julio E. Morales Chief Accounting Officer (Principal Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and trustees of LaSalle Hotel Properties, hereby severally constitute Jon E. Bortz, Michael D. Barnello, Hans S. Weger and Julio E. Morales, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable LaSalle Hotel Properties to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

February 19, 2009	/s/ Jon E. Bortz Jon E. Bortz	Chairman and Chief Executive Officer (Principal Executive Officer)

February 19, 2009	/s/ Michael D. Barnello Michael D. Barnello	Trustee, President and Chief Operating Officer

February 19, 2009	/s/ Darryl Hartley-Leonard Darryl Hartley-Leonard	Trustee

February 19, 2009	/s/ Kelly L. Kuhn Kelly L. Kuhn	Trustee

February 19, 2009	/s/ William S. McCalmont William S. McCalmont	Trustee

February 19, 2009	/s/ Donald S. Perkins Donald S. Perkins	Trustee

February 19, 2009	/s/ Stuart L. Scott Stuart L. Scott	Trustee

February 19, 2009	/s/ Donald A. Washburn Donald A. Washburn	Trustee

February 19, 2009	/s/ Hans S. Weger Hans S. Weger	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

February 19, 2009	/s/ Julio E. Morales Julio E. Morales	Chief Accounting Officer (Principal Accounting Officer)

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

February 19, 2009

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

LaSalle Hotel Properties:

We have audited LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaSalle Hotel Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting provided in Item 9A of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LaSalle Hotel Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaSalle Hotel Properties as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 19, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

February 19, 2009

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31, 2008	December 31, 2007
Assets:
Investment in hotel properties, net (Note 4)	$1,967,255	$1,885,423
Property under development (Note 4)	66,563	111,236
Cash and cash equivalents	18,056	26,050
Restricted cash reserves (Notes 2 and 8)	9,853	11,929
Rent receivable	85	3,075
Hotel receivables (net of allowance for doubtful accounts of approximately $1,340 and $722, respectively)	22,096	26,151
Deferred financing costs, net	2,672	3,441
Deferred tax asset (Note 14)	17,484	15,117
Prepaid expenses and other assets	27,406	28,898

Total assets	$2,131,470	$2,111,320

Liabilities and Shareholders’ Equity:
Borrowings under credit facilities (Note 7)	$234,505	$70,416
Bonds payable (Note 7)	42,500	42,500
Mortgage loans (including unamortized premium of $412 and $590, respectively) (Note 7)	685,686	762,904
Accounts payable and accrued expenses	87,188	85,308
Advance deposits	12,134	7,265
Accrued interest	3,424	3,926
Distributions payable	9,121	12,466

Total liabilities	1,074,558	984,785
Minority interest in consolidated entities (Notes 2 and 3)	2,833	—
Minority interest of common units in Operating Partnership (redemption value of $774 and $3,303, respectively) (Notes 2 and 9)	668	747
Minority interest of preferred units in Operating Partnership (redemption value of $59,787 and $87,697, respectively) (Notes 2 and 9)	59,739	87,652
Commitments and contingencies
Shareholders’ Equity:
Preferred shares, $.01 par value, (liquidation preference $294,250), 40,000,000 shares authorized and 11,770,000 shares issued and outstanding (Note 9)	118	118
Common shares of beneficial interest, $.01 par value, 200,000,000 shares authorized; 41,065,487 and 40,140,230 shares issued and outstanding, respectively (Note 9)	411	401
Additional paid-in capital, net of offering costs of $42,679	1,146,581	1,128,708
Distributions in excess of retained earnings	(153,438)	(91,091)

Total shareholders’ equity	993,672	1,038,136

Total liabilities and shareholders’ equity	$2,131,470	$2,111,320

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2008	2007	2006
Revenues:
Hotel operating revenues:
Room	$430,148	$410,151	$359,003
Food and beverage	181,221	170,696	159,461
Other operating department	51,637	48,033	43,916

Total hotel operating revenues	663,006	628,880	562,380
Participating lease revenue	12,799	27,193	25,401
Other income	7,572	5,637	6,050

Total revenues	683,377	661,710	593,831

Expenses:
Hotel operating expenses:
Room	100,162	90,816	80,656
Food and beverage	121,866	114,165	107,107
Other direct	23,788	21,953	21,800
Other indirect (Note 13)	178,541	172,830	155,562

Total hotel operating expenses	424,357	399,764	365,125
Depreciation and amortization	106,748	92,338	77,019
Real estate taxes, personal property taxes and insurance	34,606	32,562	27,212
Ground rent (Note 8)	7,213	6,964	6,433
General and administrative	17,549	13,574	12,403
Lease termination expense (Note 8)	4,296	—	800
Other expenses	3,504	2,966	3,010

Total operating expenses	598,273	548,168	492,002

Operating income	85,104	113,542	101,829
Interest income	159	1,386	1,875
Interest expense	(48,213)	(46,289)	(42,408)

Income before income tax benefit (expense), minority interest, equity in earnings of joint venture and discontinued operations	37,050	68,639	61,296
Income tax benefit (expense) (Note 14)	1,316	(3,075)	277
Minority interest in loss of consolidated entities (Notes 2 and 3)	39	—	—
Minority interest of common units in Operating Partnership (Notes 2 and 9)	(100)	(248)	(137)
Minority interest of preferred units in Operating Partnership (Notes 2 and 9)	(5,178)	(6,120)	(4,485)
Equity in earnings of joint venture	—	27	38,420

Income from continuing operations	33,127	59,223	95,371

Discontinued operations:
Income from operations of property disposed of, including gain on disposal of assets	—	30,464	3,570
Minority interest, net of tax	—	(1)	(5)
Income tax benefit	—	69	124

Net income from discontinued operations	—	30,532	3,689

Net income	33,127	89,755	99,060
Distributions to preferred shareholders	(22,497)	(24,344)	(25,604)
Issuance costs of redeemed preferred shares (Note 9)	—	(3,868)	—

Net income applicable to common shareholders	$10,630	$61,543	$73,456

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2008	2007	2006
Earnings per Common Share - Basic:
Net income applicable to common shareholders before discontinued operations and after dividends on unvested restricted shares	$0.25	$0.77	$1.77
Discontinued operations	—	0.76	0.09

Net income applicable to common shareholders after dividends on unvested restricted shares	$0.25	$1.53	$1.86

Earnings per Common Share - Diluted:
Net income applicable to common shareholders before discontinued operations and after dividends on unvested restricted shares	$0.25	$0.77	$1.76
Discontinued operations	—	0.76	0.09

Net income applicable to common shareholders after dividends on unvested restricted shares	$0.25	$1.53	$1.85

Weighted average number of common shares outstanding:
Basic	40,158,745	39,852,182	39,356,881
Diluted	40,257,970	40,113,388	39,667,917

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except per share data)

	Preferred Shares	Treasury Shares	Common Shares of Beneficial Interest	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Retained Earnings	Total
Balance, December 31, 2005	$83	$—	$361	$894,976	$1,353	$(85,691)	$811,082
Issuance of shares, net of offering costs	75	216	37	320,516	—	(26)	320,818
Repurchase of common shares (treasury shares)	—	(1,016)	—	—	—	—	(1,016)
Options exercised	—	67	—	467	—	(50)	484
Unit conversions	—	810	1	1,607	—	(408)	2,010
Deferred compensation, net	—	(77)	2	1,785	—	—	1,710
Unrealized loss on interest rate derivatives	—	—	—	—	(300)	—	(300)
Reclassification of unrealized gain	—	—	—	—	(1,053)	—	(1,053)
Distributions on common stock ($1.56 per share)	—	—	—	—	—	(62,125)	(62,125)
Distributions on preferred stock	—	—	—	—	—	(25,604)	(25,604)
Net income	—	—	—	—	—	99,060	99,060

Balance, December 31, 2006	$158	$—	$401	$1,219,351	$—	$(74,844)	$1,145,066

Issuance of shares, net of offering costs	—	164	—	(13)	—	—	151
Redemption of preferred shares	(40)	—	—	(95,889)	—	(3,868)	(99,797)
Repurchase of common shares (treasury shares)	—	(1,038)	—	—	—	—	(1,038)
Options exercised	—	688	—	(441)	—	—	247
Deferred compensation, net	—	186	—	3,198	—	—	3,384
Reclassification of minority interest	—	—	—	2,986	—	—	2,986
Reclassification of retained earnings	—	—	—	(484)	—	484	—
Distributions on common stock ($1.95 per share)	—	—	—	—	—	(78,274)	(78,274)
Distributions on preferred stock	—	—	—	—	—	(24,344)	(24,344)
Net income	—	—	—	—	—	89,755	89,755

Balance, December 31, 2007	$118	$—	$401	$1,128,708	$—	$(91,091)	$1,038,136

Issuance of shares, net of offering costs	—	112	—	40	—	—	152
Repurchase of common shares (treasury shares)	—	(955)	—	—	—	—	(955)
Options exercised	—	15	—	212	—	—	227
Unit conversions	—	76	7	13,698	—	—	13,781
Deferred compensation, net	—	752	3	4,583	—	—	5,338
Reclassification of minority interest	—	—	—	(660)	—	—	(660)
Distributions on common stock ($1.80 per share)	—	—	—	—	—	(72,977)	(72,977)
Distributions on preferred stock	—	—	—	—	—	(22,497)	(22,497)
Net income	—	—	—	—	—	33,127	33,127

Balance, December 31, 2008	$118	$—	$411	$1,146,581	$—	$(153,438)	$993,672

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$33,127	$89,755	$99,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,748	92,389	78,966
Amortization of deferred financing costs and mortgage premiums	1,170	990	2,209
Minority interest in Operating Partnership	5,278	6,369	4,627
Minority interest in consolidated entities	(39)	—	—
Gain on sale of property disposed of	—	(30,401)	—
Deferred compensation	5,338	3,384	1,710
Allowance for doubtful accounts	618	9	(274)
Equity in earnings of unconsolidated entities	—	—	(38,420)
Changes in assets and liabilities:
Restricted cash reserves, net	(1,642)	187	(2,159)
Rent receivable	2,990	(191)	(646)
Hotel receivables	3,437	(2,904)	(4,394)
Deferred tax asset	(2,367)	1,583	1,476
Prepaid expenses and other assets	(1,758)	859	(7,628)
Accounts payable and accrued expenses	2,080	5,810	19,550
Advance deposits	4,869	398	1,361
Accrued interest	(502)	(9)	1,404

Net cash provided by operating activities	159,347	168,228	156,842

Cash flows from investing activities:
Improvements and additions to hotel properties	(89,280)	(134,483)	(65,821)
Acquisition of properties	(51,469)	—	(525,054)
Distributions from joint venture	—	—	39,398
Purchase of office furniture and equipment	(45)	(631)	(166)
Restricted cash reserves, net	3,718	2,773	4,819
Proceeds from sale of investment in hotel property	—	71,632	—

Net cash used in investing activities	(137,076)	(60,709)	(546,824)

Cash flows from financing activities:
Borrowings under credit facilities	432,490	261,370	491,721
Repayments under credit facilities	(268,401)	(190,954)	(522,376)
Proceeds from mortgage loans	—	—	302,680
Repayments of mortgage loans	(77,040)	(4,185)	(60,893)
Payment of deferred financing costs	(579)	(1,086)	(1,086)
Contributions from minority investors	2,872	—	—
Purchase of treasury shares	(955)	(1,038)	(1,016)
Proceeds from exercise of stock options	227	247	484
Proceeds from issuance of preferred shares	—	—	187,500
Proceeds from issuance of common shares	—	—	142,884
Redemption of preferred shares/units	(14,343)	(99,797)	—
Payment of preferred offering costs	—	—	(4,642)
Payment of common offering costs	—	—	(5,126)
Distributions-preferred shares/units	(28,126)	(31,870)	(27,225)
Distributions-common shares/units	(76,410)	(77,182)	(60,050)

Net cash (used in) provided by financing activities	(30,265)	(144,495)	442,855

Net change in cash and cash equivalents	(7,994)	(36,976)	52,873
Cash and cash equivalents, beginning of year	26,050	63,026	10,153

Cash and cash equivalents, end of year	$18,056	$26,050	$63,026

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

(Dollars in thousands, expect per share data)

1.	Organization

LaSalle Hotel Properties (the “Company”) was organized in the state of Maryland on January 15, 1998 as a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company buys, owns, redevelops and leases primarily upscale and luxury full-service hotels located in convention, resort and major urban business markets. As a REIT, the Company is generally not subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. The income of LaSalle Hotel Lessee, Inc. (“LHL”), the Company’s taxable-REIT subsidiary, is subject to taxation at normal corporate rates.

As of December 31, 2008, the Company owned interests in 31 hotels with approximately 8,500 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. One of the hotels (Le Montrose Suite Hotel) is leased to an unaffiliated lessee (an affiliate of whom also operates this hotel) and 30 of the hotels are leased to LHL, or a wholly-owned subsidiary of LHL, including one hotel which transitioned from a lease with an unaffiliated lessee to a new lease with LHL as of June 1, 2008. On January 1, 2009, Le Montrose Suite Hotel also transitioned to a new lease with LHL. The LHL leases expire between 2009 and 2013. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement. Additionally, the Company owned a 95.0% joint venture interest in a property under development.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned 99.8% of the common units of the Operating Partnership at December 31, 2008. The remaining 0.2% was held by a limited partner who held 70,000 limited partnership common units at December 31, 2008. As of December 31, 2008, a limited partner owned 2,348,888 Series C Preferred Units of limited partnership interest in the Operating Partnership. Finally, a limited partner redeemed 1,098,348 Series F Preferred Units of limited partnership interest in the Operating Partnership during the year ended December 31, 2008 for 568,786 common shares of beneficial interest and $14,487 in cash. See Note 9 for additional disclosures on common and preferred operating partnership units.

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

Risks and Uncertainties

The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company’s financial position. Should any of the hotels experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders and service debt or meet other financial obligations.

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. Borrowings under the senior unsecured credit facility, borrowings under LHL’s credit facility, the mortgage loan on Gild Hall and the Massachusetts Port Authority Special Project Revenue Bonds bear interest at variable market rates, the carrying values of which approximate market value at December 31, 2008 and 2007. The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates consistent with the maturity of the debt obligation with similar credit policies. As of December 31, 2008, the estimated fair value of the Company’s fixed rate mortgage debt was $662,896. Management determined that, as of December 31, 2007, the carrying amounts of the Company’s fixed rate debt approximated fair value. The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price of asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment, assumed debt and intangible assets. The Company’s investments in hotel properties are carried at cost and are depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, the shorter of the useful life of the improvement or the term of the related tenant lease for tenant improvements, 7 years for land improvements, 20 years for golf course land improvements, 20 years for swimming pool assets, and 3 to 5 years for furniture, fixtures and equipment. For investments subject to ground leases, assets are depreciated over the shorter of the useful lives of the assets or the term of the ground lease. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimate useful lives. Furniture, fixtures and equipment under capital leases are carried at the present value of the minimum lease payments.

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

The Company periodically reviews the carrying value of each hotel and development property to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or development property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel or development property and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel or development property to reflect the hotel or development property at fair value. These assessments have a direct impact on the Company’s net income. The Company does not believe that there are any facts or circumstances indicating impairment in the carrying value of any of its hotels or development property.

In accordance with the provisions of Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a hotel is considered held for sale when a contract for sale is entered into, a substantial nonrefundable deposit has been committed by the purchaser, and sale is expected to occur within one year.

Interest and real estate taxes incurred during the renovation period are capitalized and depreciated over the lives of the renovated assets. Capitalized interest for the years ended December 31, 2008, 2007, and 2006 was $3,525, $4,171 and $2,589, respectively.

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

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2008, approximately 30.9% of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company may utilize derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. See Note 11 for additional disclosures on derivatives.

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

Restricted Cash Reserves

At December 31, 2008, the Company held $9,853 in restricted cash reserves. Included in such amounts are (i) $2,777 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $6,160 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments and (iii) $916 held by insurance companies on our behalf to be refunded or applied to future liabilities.

Deferred Financing Costs

Financing costs related to long-term debt are recorded at cost and are amortized as interest expense over the life of the related debt instrument. Accumulated amortization at December 31, 2008 and 2007 was $3,267 and $2,926, respectively.

Revenue Recognition

For properties not leased by LHL, the Company recognizes lease revenue on an accrual basis pursuant to the terms of each participating lease. Base and participating rent are each recognized based on quarterly thresholds pursuant to each participating lease (see Note 12). For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations. For retail operations, revenue is recognized on a straight line basis over the life of the retail leases. Revenue from retail operations is included in other income in the accompanying consolidated statements of operations.

For the Lansdowne Resort, the Company defers golf membership initiation fees and social membership initiation fees and recognizes revenue over the average expected life of an active membership (currently six years) on a straight-line basis. Golf membership, social membership, health club and executive club annual dues are recognized as earned throughout the membership year. As of December 31, 2008 and 2007, deferred membership revenue was $7,716 and $9,130, respectively. The Company recorded revenue of $2,982, $2,884 and $2,231 for the years ended December 31, 2008, 2007 and 2006, respectively.

Minority Interest

Minority interest in consolidated entities represents the outside equity interest in the 330 N. Wabash Avenue property which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Minority interest of common units in the Operating Partnership represents the common units limited partners’ proportionate share of the equity in the Operating Partnership. At December 31, 2008, a limited partner held 70,000 common units of limited partnership interest. At December 31, 2008, a limited partner held 2,348,888 Series C Preferred Units. Income is allocated to the common units minority interest based on the weighted average percentage ownership throughout the year and to the preferred units minority interest based upon their respective percentage of the liquidation preference. An adjustment is made through additional paid-in capital in shareholders’ equity to bring the balance in minority interest of common units to the ending common unitholder percentage ownership.

Outstanding Operating Partnership units of limited partnership interest are redeemable for cash or, at the option of the Company, for a like number of shares of beneficial interest of the Company.

Share-Based Compensation

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

Under the modified prospective transition method, compensation cost is recognized in the financial statements based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date, and, based on the requirements of SFAS 123, for all unvested awards granted prior to the effective date of SFAS 123R. The Company has not issued any share option awards since 2002. The Company recognizes compensation cost for restricted shares issued based upon the fair market value of the common shares at the grant date, adjusted for forfeitures. Compensation cost is recognized on a straight-line basis over the vesting period.

Reclassification

Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform with 2008 presentation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company. The Company has deferred the application of FAS 157-2 related to non-financial assets and liabilities, but does not anticipate a material effect on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 was effective as of the beginning of the first fiscal year that begins after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company since the Company did not elect to measure any financial assets or liabilities at fair value.

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations” (“FAS 141(R)”). FAS141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The objective of the guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption on January 1, 2009 impacts the Company’s accounting for future acquisitions and related transaction costs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The objective of the guidance is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. FAS 160 is effective for fiscal years beginning on or after December 15, 2008. Adoption on January 1, 2009 did not have a material impact on the Company’s accounting and reporting of non-controlling ownership interests in the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is adhering to the enhanced disclosure requirements regarding derivative instruments and hedging activities.

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. Adoption on January 1, 2009 did not materially impact the Company’s EPS calculations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption on January 1, 2007 did not have a material effect on the Company. Open tax years include 2004 through 2008 for federal income tax purposes and all states in which the Company owns hotels.

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares of beneficial interest outstanding during the year excluding the weighted average number of unvested restricted shares. Diluted earnings per share is based on the weighted average number of common shares of beneficial interest outstanding plus the effect of in-the-money stock options and unvested restricted shares. Any anti-dilutive shares, including unvested restricted shares when the assumed repurchase amount exceeds the amount outstanding, are excluded from the diluted earnings per share calculation.

3.	Investment in Joint Ventures

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, acquired the air rights of floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46,000 plus acquisition costs. The joint venture has developed plans to convert the existing vacant floors to a super luxury hotel. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs totaling $60,080 are included in property under development in the accompanying consolidated balance sheet as of December 31, 2008. The 5.0% interest of the outside partner is included in minority interest in consolidated entities in the accompanying consolidated balance sheet.

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250,000 of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700,000. The Company, through the Operating Partnership, owns a 15.0% equity interest in the joint venture and will have the opportunity to earn additional capital gains, based upon achieving specific return thresholds based on the joint venture’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75,000, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175,000, and (iii) any asset with an acquisition price between $75,000 and $175,000 will be offered on a rotational basis with the first acquisition allocated to the joint venture. The Company accounts for its investment in this joint venture under the equity method of accounting. As of December 31, 2008, there were no investments through the joint venture.

4.	Investment in Hotel Properties

Investment in hotel properties as of December 31, 2008 and 2007 consists of the following:

	December 31, 2008	December 31, 2007
Land	$231,409	$198,893
Buildings and improvements	1,860,972	1,755,544
Furniture, fixtures and equipment	341,908	288,904

Investment in hotel properties, gross	2,434,289	2,243,341
Accumulated depreciation	(467,034)	(357,918)

Investment in hotel properties, net	$1,967,255	$1,885,423

The December 31, 2008 balance of investment in hotel properties excludes $66,563 of property under development primarily at the 330 N. Wabash Avenue property, Chaminade Resort and Conference Center, Donovan House, Hilton San Diego Resort and Spa and Hotel Amarano Burbank.

The December 31, 2007 balance of investment in hotel properties excludes $111,236 of property under development primarily at Donovan House, Gild Hall, Hotel Amarano Burbank, Chaminade Resort and Conference Center and Westin Michigan Avenue.

The hotels owned as of December 31, 2008 are located in California (nine), the District of Columbia (seven), Indiana, Illinois (two), Massachusetts (three), Minnesota, New Jersey, New York, Rhode Island, Texas, Virginia (two) and Washington State (two).

5.	Notes Receivable

The Company provided working capital to LHL and the other lessees in exchange for working capital notes receivable. As of December 31, 2008 and 2007, the working capital notes receivable from third-party lessees totaled $130 and $ 217, respectively. The working capital note receivable from the remaining third-party lessee at December 31, 2008 bears interest at 5.6% per annum and has terms identical to the terms of the related participating lease. The working capital notes receivable are payable in monthly installments of interest only.

6.	Discontinued Operations

Effective January 10, 2007 the Company entered into a contract to sell the LaGuardia Airport Marriott (“LaGuardia”). The asset was classified as held for sale at that time, and accordingly, depreciation was suspended. The Company sold LaGuardia on January 26, 2007 and recognized a gain of $30,401. LaGuardia’s activity, including the gain on sale, is recorded in discontinued operations in the accompanying consolidated statement of operations. The Company utilized the sale of the hotel as the disposition property in the reverse 1031 exchange established in conjunction with the Hotel Solamar acquisition in August 2006. As a result, the Company’s gain was deferred for tax purposes. LaGuardia had total revenues of $1,988 and $32,521 for the years ended December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, LaGuardia had operating income before income tax benefit of $63 and $3,570, respectively. Revenues and expenses of LaGuardia for the years ended December 31, 2007 and 2006 have been reclassified to discontinued operations. For the year ended December 31, 2008, the Company had no activity related to LaGuardia. At December 31, 2008, the Company had no assets or liabilities related to the sale of LaGuardia.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company did not allocate any interest expense to discontinued operations for the years ended December 31, 2008, 2007 or 2006.

7.	Long-Term Debt

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450,000. On January 14, 2008, the Company amended the credit facility to increase the maximum borrowing from $300,000 to $450,000. On April 13, 2007, the Company amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with, at the Company’s option, a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2008, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2008, 2007 and 2006, the weighted average interest rate for borrowings under the senior unsecured credit facility was 3.4%, 6.0% and 7.1%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding as of December 31, 2008. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $341, $392 and $520 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the Company had $234,500 and $56,000, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On April 13, 2007, LHL amended the credit facility to extend the credit facility’s maturity date to April 13, 2011 with, at the Company’s option, a one-year extension option and to reduce the applicable margin pricing by a range of 0.8% to 1.0%. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2008, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2008, 2007 and 2006, the weighted average interest rate for borrowings under the LHL credit facility was 3.9%, 6.1% and 6.7%, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding as of December 31, 2008. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of $21, $22 and $35 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, LHL had $5 and $14,416, respectively, of outstanding borrowings under LHL credit facility.

Bonds Payable

The Company is the obligor with respect to a $37,100 tax-exempt special project revenue bond and $5,400 taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at the Company’s option, without penalty. The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire on February 14, 2011 unless extended per the agreements. Effective February 2008, the annual letter of credit fee, which is included in interest expense, was reduced from 1.35% to 1.10%. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. If the Royal Bank of Scotland fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay off the bonds. At certain times during 2008, the Company purchased and held up to $2,000 of the Massport Bonds that were not successfully remarketed. As of December 31, 2008 and 2007, the Massport Bonds were successfully remarketed and thus the Company held no Massport Bonds. For the years ended December 31, 2008, 2007 and 2006, the weighted average interest rate on the Massport Bonds was 2.5%, 3.9% and 3.7%, respectively. Interest expense for the years ended December 31, 2008, 2007 and 2006 was $1,067, $1,645 and $1,564, respectively. As of December 31, 2008 and 2007, the Company had outstanding bonds payable of $42,500.

Mortgage Loans

The Company’s mortgage loans are secured by the respective property. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.

On May 1, 2008, the Company repaid the Le Parc Suite Hotel mortgage in the amount of $14,707 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility upon maturity.

On October 1, 2008, the Company repaid the San Diego Paradise Point Resort mortgage in the amount of $58,599 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loan was due to mature in February 2009.

Debt at December 31, 2008 and December 31, 2007 consisted of the following:

	Interest Rate	Maturity Date	Balance Outstanding as of
Debt			December 31, 2008	December 31, 2007
Credit facilities
Senior unsecured credit facility	Floating (a)	April 2011(a)	$234,500	$56,000
LHL unsecured credit facility	Floating (b)	April 2011(b)	5	14,416

Total borrowings under credit facilities			234,505	70,416

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Le Parc Suite Hotel	7.78%	May 2008(d)	—	14,860
Gild Hall	Floating (e)	November 2009(e)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009(f)	38,487	39,661
San Diego Paradise Point Resort	5.25%	February 2009(g)	—	59,729
Hilton Alexandria Old Town	4.98%	September 2009(h)	31,227	32,032
Le Montrose Suite Hotel	8.08%	July 2010	13,138	13,392
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	6.28%	August 2014	10,142	10,360
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans at stated value			685,274	762,314
Unamortized loan premium (i)			412	590

Total mortgage loans			685,686	762,904

Total debt			$962,691	$875,820

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2008, the rates, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $97,000 and $137,500 were 2.00% and 1.28%, respectively. As of December 31, 2007, the rates, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $29,000 and $27,000 were 6.00% and 5.91%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2008 and 2007, the rates, including the applicable margin, for LHL’s outstanding LIBOR borrowings were 2.00% and 5.90%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)	The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2008 were 4.50% and 1.00% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2007 were 4.95% and 3.49% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which was reduced from 1.35% to 1.10% in February 2008.

(d)	The Company repaid the mortgage loan with cash and additional borrowings on its senior unsecured credit facility upon maturity.

(e)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates as of December 31, 2008 and December 31, 2007 were 2.19% and 5.65%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The original maturity date was scheduled for November 2008. On October 3, 2008, the Company exercised its first option to extend the loan maturity to November 2009. The Company intends to exercise its second option to extend the loan maturity to November 2010.

(f)	The Company repaid the mortgage loans on February 2, 2009 through borrowings on its senior unsecured credit facility.

(g)	The Company repaid the mortgage loan on October 1, 2008 through borrowings on its senior unsecured credit facility.

(h)	The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(i)	Mortgage debt includes unamortized loan premiums on the mortgage loans on Le Parc Suite Hotel and Hotel Deca of zero and $412, respectively, as of December 31, 2008, and $107 and $483, respectively, as of December 31, 2007.

Future scheduled debt principal payments at December 31, 2008 are as follows:

2009	$90,227
2010	13,108
2011	236,331
2012	63,554
2013	63,560
Thereafter	495,499

Total debt principal payments	962,279
Premium on mortgage loan	412

Total debt	$962,691

Financial Covenants

Failure to comply with our financial covenants contained in our credit facilities and non-recourse secured mortgages could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions.

If the Company violates the financial covenants contained in either credit facility described above, the Company may attempt to negotiate a waiver of the violation or amend the terms of the credit facility with the lender thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining a waiver or amendment, such amendment or waiver would be on terms attractive to the Company. If a default under any of the above debt instruments were to occur, the Company would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If the Company is unable to refinance its debt on acceptable terms, including upon maturity of the debt, it may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower the Company’s cash flow, and, consequently, cash available for distribution to its shareholders.

The Company’s non-recourse secured mortgages contain debt service coverage tests. If the Company’s debt service coverage ratio fails to exceed a threshold level specified in a mortgage, cash flows from that hotel will automatically be directed to the lender to make required payments and fund certain reserves required by the mortgage and an additional reserve for future required payments, including final payment, until such time as the Company again becomes compliant with the specified debt service coverage ratio or the mortgage is paid off. This may limit the overall liquidity for the Company as cash from the hotel securing such mortgage would not be available for the Company to use. If the Company is unable to meet mortgage payment obligations, including the payment obligation upon maturity of the mortgage borrowing, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company.

8.	Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa and Hotel Solamar, and the parking lot at Sheraton Bloomington Hotel Minneapolis South are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The lease on the parking lot at Sheraton Bloomington Hotel Minneapolis South expires in 2014, but the Company has an option to extend for 7 years to 2021. None of the remaining leases expire prior to 2020. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense for the years ended December 31, 2008, 2007 and 2006 was $7,213, $6,964 and $6,433, respectively. Certain ground lease payments are based on the hotel’s performance. Actual payments of ground rent may exceed the minimum required ground lease due to meeting specified thresholds. Future minimum ground lease payments (without reflecting future applicable Consumer Price Index increases) are as follows:

2009	$4,721
2010	4,727
2011	4,735
2012	4,742
2013	4,749
Thereafter	168,370

$192,044

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of December 31, 2008, $2,777 was available in restricted cash reserves for future capital expenditures.

Litigation

In connection with the 2002 termination of the Meridien Hotels Inc. (“Meridien”) affiliates at the New Orleans and Dallas hotels, the Company was engaged in litigation with Meridien and related affiliates. On September 11, 2008, the Company entered into a Settlement Agreement with Meridien that resolved and released each of the parties’ respective claims, in consideration for a one-time payment by the Company in the amount of $5,500. The Company had previously accrued $1,204 as a contingent liability, and as a result, the Company recognized an additional expense of $4,296 for the year ended December 31, 2008, which is included in the lease termination expense on the consolidated statement of operations.

The nature of operations of the hotels exposes the hotels to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect of the liquidity, results of operations or business or financial condition of the Company.

Tax Indemnification Agreement

Pursuant to the acquisition of the Westin Copley Place, the Company entered into a Tax Reporting and Protection Agreement (the “Tax Agreement”) with Transwest Copley Square LLC (formerly SCG Copley Square LLC). Under the Tax Agreement, the Company is required, among other things, to indemnify Transwest Copley Square LLC (and its affiliates) for certain income tax liabilities that such entities would incur if the Westin Copley Place was transferred by the Company in a taxable transaction or if the Company fails to maintain a certain level of indebtedness with respect to the Westin Copley Place or its operations. The obligations of the Company under the Tax Protection Agreement (i) do not apply in the case of a foreclosure of the Westin Copley Place, if certain specified requirements are met, (ii) are limited to $20,000 (although a limitation of $10,000 is applicable to certain specified transactions), and (iii) terminates on the earlier of the tenth anniversary of the Company’s acquisition of the Westin Copley Place or January 1, 2016. As of December 31, 2008, the Company believes that the likelihood that the Company will be required to pay under this Tax Agreement is remote, and therefore, a liability has not been recorded. On February 1, 2009, each of the Series C Preferred Units, issued as part of the consideration to acquire the hotel, was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial interest to SCG Hotel DLP, LP. The issuance of the Series C Shares was effected in reliance upon an exemption from registration provided by section 4(2) under the Securities Act of 1933, as amended. The Series C Preferred Shares are not currently listed on any exchange; however, there is a registration rights agreement between the Company and the holder of the shares, which allows for the shares to be registered in the future. As a result of the redemption of all the partnership interests issued in consideration for the hotel, the contingent obligation of the Company to reimburse the seller of the hotel up to $20,000 of taxes related to unrealized taxable gains created at the time of the Company’s acquisition of the hotel, as described in the Tax Reporting and Protection Agreement entered into by the Company, has become null and void.

9.	Shareholders’ Equity and Minority Interest

Stock Purchase Rights

In connection with the acquisition of the initial hotels, the Company granted 1,280,569 rights to purchase common shares of beneficial interest at the exercise price of $18.00 per share. The Company has recorded these rights in shareholders’ equity at their fair value on the date of grant. All rights had a one-year vesting period and a 10-year term. In 2008, 2007 and 2006, no stock purchase rights were exercised. On April 28, 2008, the remaining outstanding 160,986 exercisable rights expired, resulting in no exercisable rights remaining at December 31, 2008.

Common Shares of Beneficial Interest

On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized common shares of beneficial interest from 100 million to 200 million. Accordingly, at December 31, 2008 and 2007, there were 200 million authorized common shares.

On January 1, 2008, executives and employees of the Company surrendered 29,945 common shares of beneficial interest to the Company to pay taxes at the time restricted shares vested. The Company re-issued 3,515 treasury shares as compensation to the Board of Trustees.

On January 1, 2008, the Company issued an aggregate of 8,817 common shares of beneficial interest, including 5,302 deferred shares to independent members of its Board of Trustees for their 2007 compensation. These common shares were issued under the 1998 Plan.

On May 31, 2008 and June 25, 2008, the Company granted 175,000 and 162,500 restricted common shares of beneficial interest, respectively, to the Company’s executives, of which 27,959 were issued from treasury. The restricted shares granted vest over three to nine years, starting June 30, 2011. These common shares of beneficial interest were issued under the 1998 Plan.

On July 28, 2008, a member of the Board of the Company exercised 15,000 options to purchase common shares of beneficial interest, of which 429 were issued from treasury. These common shares were issued under the 1998 Plan.

On October 27, 2008, 33,530 units of limited partnership interest were redeemed for common shares on a one-for-one basis, of which 162 were issued from treasury.

During 2008, the Company issued 568,786 common shares of beneficial interest, related to the redemption of 522,641 Series F Preferred Units plus accrued distributions, of which 1,718 were issued from treasury.

Treasury Shares

Treasury shares are accounted for under the cost method. During the year ended December 31, 2008, the Company received 33,944 common shares of beneficial interest related to (i) executives and employees surrendering shares to pay taxes at the time restricted shares vested, and (ii) forfeiture of restricted shares by employees leaving the Company. The Company re-issued 33,944 common shares of beneficial interest related to (i) shares issued for the Board of Trustees’ 2007 compensation; (ii) issuance of restricted common shares of beneficial interest to the Company’s executives in May 2008; (iii) options exercised by a member of the Board to purchase common shares of beneficial interest in July 2008; (iv) shares issued due to the redemption of Series F Preferred Units; and (v) shares issued due to the redemption of common units. Of the 33,944 shares received by the Company, 3,999 common shares of beneficial interest were related to the forfeiture of restricted shares by employees leaving the Company.

As of December 31, 2008, there were no common shares of beneficial interest in treasury.

Preferred Shares

On March 6, 2007, the Company redeemed all 3,991,900 outstanding 10.25% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) for $99,797 ($25.00 per share) plus accrued distributions through March 6, 2007 of $1,847. The fair value of the Series A Preferred Shares exceeded the carrying value of the Series A Preferred Shares by $3,868 which is included in the determination of net income available to common shareholders for the year ended December 2007. The $3,868 represents the offering costs related to the Series A Preferred Shares.

On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized preferred shares of beneficial interest from 20 million to 40 million. Accordingly, at December 31, 2008 and 2007, there were 40 million authorized preferred shares.

The Series B Preferred Shares, Series C Preferred Shares (which were issued effective February 1, 2009), Series D Preferred Shares, Series E Preferred Shares and Series G Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company currently has the option to redeem the Series B Preferred Shares. The Company may not optionally redeem the Series D Preferred Shares, Series E Preferred Shares or Series G Preferred Shares, prior to, August 24, 2010, February 8, 2011 and November 17, 2011, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT. The Company may not optionally redeem the Series C Preferred Shares prior to January 1, 2021 except in limited circumstances relating to the Company’s continuing qualification as a REIT and during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. Accordingly, the Preferred Shares will remain outstanding indefinitely unless the Company decides to redeem them.

The following preferred shares were outstanding as of December 31, 2008:

Security Type	Number of Shares
8 3/8 % Series B Preferred Shares	1,100,000
7 1/2 % Series D Preferred Shares	3,170,000
8% Series E Preferred Shares	3,500,000
7 1/4 % Series G Preferred Shares	4,000,000

Common Operating Partnership Units

The outstanding units of limited partnership interest are redeemable for cash, or at the option of the Company, for a like number of common shares of beneficial interest of the Company.

On October 27, 2008, 33,530 units of limited partnership interest were redeemed for common shares on a one-for-one basis.

As of December 31, 2008, the Operating Partnership had 70,000 units outstanding, representing a 0.2% partnership interest held by the limited partners. As of December 31, 2008, approximately $774 of cash or the equivalent value in common shares, at our option, would be paid to the limited partners of the Operating Partnership if the partnership was terminated. The approximate value of $774 is equivalent to the units outstanding valued at the Company’s December 31, 2008 closing common share price of $11.05, which we assume would be equal to the value provided to the limited partners upon liquidation of the Operating Partnership.

Preferred Operating Partnership Units

The 7.25% Series C Preferred Units (the “Series C Preferred Units”) were issued in connection with the acquisition of the Westin Copley Place. The Series C Preferred Units have no stated maturity date or mandatory redemption. The Series C Preferred Units pay a cumulative, quarterly dividend at a fixed rate and are redeemable for 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $.01 par value per share, of the Company or cash at the Company’s election. As of December 31, 2008, the redemption value of the Series C Preferred Units was $58,722 based on the redemption price of $25.00 per unit.

The Company is not required to set aside funds to redeem the Series C Preferred Units and the Company may not optionally redeem the Series C Preferred Units prior to January 1, 2021, except the Company may redeem the Series C Preferred Units during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified. At December 31, 2008, the face value of the Series C Preferred Units and accrued but unpaid dividends was $59,739 and is recorded on the accompanying consolidated balance sheet as minority interest of preferred units in Operating Partnership net of original issuance costs of $48. On February 1, 2009, each of the Series C Preferred Units was redeemed. See Note 18 for additional disclosure of the redemption.

On November 17, 2006, 1,098,348 Series F Preferred Units (the “Series F Preferred Units”) were issued in connection with the acquisition of Gild Hall. The Series F Preferred Units had no stated maturity date or mandatory redemption. The Series F Preferred Units paid a cumulative, quarterly dividend at a variable rate of LIBOR plus 150 basis points. The Company was not required to set aside funds to redeem the Series F Preferred Units and the Company could not optionally redeem the Series F Preferred Units prior to November 17, 2016. On or after November 17, 2016, the Partnership could have redeemed the Series F Preferred Units for cash at a redemption price of $25.00 per unit. After the first anniversary of their issuance, the Series F Preferred Unit holder could have required the Company to redeem the Series F Preferred Units. During the year ended December 31, 2008, all 1,098,348 Series F Preferred Units were redeemed. Of this amount, 522,641 Series F Preferred Units with a value of $13,120 ($25.00 per unit plus accrued distributions of $54) were redeemed for 568,786 common shares of beneficial interest using a 10-day average closing price. The remaining 575,707 Series F Preferred Units with a value of $14,487 ($25.00 per unit plus accrued distributions of $94) were redeemed for cash. As of December 31, 2008, there were no Series F Preferred Units outstanding.

The following preferred units were outstanding as of December 31, 2008:

Unit Type	Number of Units
7 1/4 % Series C Preferred Units	2,348,888

10.	Share Option and Incentive Plan

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

At December 31, 2008 and 2007, 2,800,000 common shares were authorized for issuance under the 1998 Plan. At December 31, 2008, the 1998 Plan had expired leaving no common shares available for future grant. There were 494,730 common shares remaining in the 1998 Plan at the time of its expiration.

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

A summary of the Company’s nonvested shares as of December 31, 2008 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2008	285,280	$37.82
Granted	338,370	29.61
Vested	(90,624)	34.75
Forfeited	(3,999)	37.88

Nonvested at December 31, 2008	529,027	$33.09

As of December 31, 2008 and 2007, there was $12,820 and $7,391, respectively, of total unrecognized compensation costs related to nonvested share awards granted under the 1998 Plan. As of December 31, 2008 and 2007, these costs were expected to be recognized over a weighted–average period of 3.8 and 1.7 years, respectively. The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $2,891 and $3,182, respectively. The compensation cost (net of forfeitures) for the 1998 Plan that has been included in general and administrative expenses in the accompanying consolidated statements of operations was $4,438, $3,062 and $1,700 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

After the actual amounts of the awards are determined (or earned) on January 1, 2011 and January 1, 2010, the earned shares will be issued and outstanding with a portion subject to further vesting. For the December 17, 2007 grant, one-third of the earned amounts will vest immediately on January 1, 2011 and the remaining two-thirds will vest in equal amounts on January 1, 2012 and January 1, 2013. For the December 20, 2006 grant, one-third of the earned amounts will vest immediately on January 1, 2010 and the remaining two-thirds will vest in equal amounts on January 1, 2011 and January 1, 2012. Dividends will be deemed to have accrued on all of the earned shares, including those shares subject to further vesting, from December 31, 2007 and December 31, 2006, until the determination dates, January 1, 2011 and January 1, 2010. Such accrued dividends will be paid to the awardees on or about January 1, 2011 and January 1, 2010. Thereafter, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting. The fair values were determined by a third party valuation expert using a Monte Carlo valuation method.

On May 31, 2008 and June 25, 2008, the Company’s Board of Trustees granted 125,000 and 87,500 performance-based awards of nonvested shares to executives, respectively. The actual amounts of the awards with respect to 62,500 shares will be determined on July 1, 2011 and will depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2008 and ending with the per-share closing price of the Company’s common shares on June 30, 2011. The actual amounts of the awards with respect to 75,000 shares will be determined on July 1, 2014 and depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2011 and ending with the per-share closing price of the Company’s common shares on June 30, 2014. The actual amounts of the award with respect to 75,000 shares will be determined on July 1, 2017 and will depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2014 and ending with the per-share closing price of the Company’s common shares on June 30, 2017. Forty percent of the awards will be based on the Company’s “total return” compared to the total return of the companies in the NAREIT Equity Index. “Total return” is as calculated by NAREIT Equity Index and is the increase in the market price of a company’s common shares plus dividends declared thereon and assuming such dividends are reinvested. Forty percent of the awards will be based on the Company’s total return compared to the total return of six companies in a designated peer group of the Company and included in the NAREIT Equity Index. The final 20% of the awards will be based on the amount of the Company’s total return compared to a Board-established total return goal. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis described immediately above, and none of the performance shares is outstanding until issued in accordance with award agreement based on performance. After the actual amounts of the awards are determined (or earned) on July 1, 2011, July 1, 2014 and July 1, 2017, the earned shares will be issued and outstanding and not subject to further vesting.

Dividends will be deemed to have accrued on all of the earned shares from June 30, 2008 until the determination dates, July 1, 2011, July 1, 2014 and July 1, 2017. Such accrued dividends will be paid to the executives on or about July 1, 2011, July 1, 2014 and July 1, 2017. Thereafter, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares.

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

•	The valuation has been performed in a risk-neutral framework, so no assumption has been made with respect to an equity risk premium.

Employee Behavioral Assumptions

•	As termination of employment results in forfeiture of the award, demographic assumptions have not been used.

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Award
2008 Grants
Target amounts	30.80%	2.90%	N/A	N/A	$24.81	20.00%
NAREIT index	30.80%	2.90%	N/A	1.152	$27.61	40.00%
Peer companies	30.80%	2.90%	N/A	1.022	$28.00	40.00%
2007 Grants
Target amounts	25.80%	3.07%	N/A	N/A	$28.69	20.00%
NAREIT index	25.80%	3.07%	N/A	1.123	$35.22	40.00%
Peer companies	25.80%	3.07%	N/A	1.004	$35.39	40.00%
2006 Grants
Target amounts	24.40%	4.74%	1.32%	N/A	$43.29	20.00%
NAREIT index	24.40%	4.74%	1.32%	.947	$51.47	40.00%
Peer companies	24.40%	4.74%	1.32%	.967	$50.72	40.00%

A summary of the Company’s long-term performance-based share awards as of December 31, 2008 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2008	76,866	$40.35
Granted (1)	62,500	27.21
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2008	139,366	$34.46

(1)

Amount excludes 150,000 shares that have been committed for future performance share grants. As of December 31, 2008, fair value has not been determined by a third party valuation expert. Fair value will be determined at the beginning of the performance measurement periods on July 1, 2011 and July 1, 2014.

As of December 31, 2008 and 2007, there was $3,570 and $2,769, respectively, of total unrecognized compensation costs related to long-term performance-based share awards granted under the 1998 Plan. As of December 31, 2008 and 2007, these costs were expected to be recognized over a weighted–average period of 2.8 and 3.7 years, respectively. No long-term performance-based share awards were vested as of December 31, 2008 and 2007. The compensation costs related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $899, $322 and $10 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company issues common shares of beneficial interest to the independent members of the Board of Trustees for at least half of their compensation in lieu of cash. The Trustees may elect to receive the remaining half in cash or additional common shares. All or a portion of the shares issued may be deferred. These common shares are issued under the 1998 Plan. The Company issued an aggregate of 20,543, 8,817 and 7,274 shares, including 15,955, 5,302 and 3,667 deferred shares, related to the Trustees’ compensation for the years 2008, 2007 and 2006, respectively.

A summary of the Company’s stock option activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008		2007		2006
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at beginning of year	77,000	$11.83	92,000	$12.59	148,733	$11.05
Options granted	—	—	—	—	—	—
Options exercised	(15,000)	15.13	(15,000)	16.46	(56,733)	8.55
Options forfeited	—	—	—	—	—	—

Options outstanding at end of year	62,000	$11.03	77,000	$11.83	92,000	$12.59

Weighted average remaining life	1.9 years		2.2 years		4.5 years
Range of exercise prices on outstanding options	$8.55 to $16.51		$8.55 to $16.51		$8.55 to $18.00
Options exercisable at end of year	62,000	$11.03	77,000	$11.83	92,000	$12.59
Available for future grant at year end	494,730		853,699		900,556
Weighted average per share fair value of options granted during the year	N/A		N/A		N/A

11.	Financial Instruments: Derivatives and Hedging

The Company employs interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses are reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. On February 27, 2004, the Company entered into a three-year fixed interest rate swap that fixed the LIBOR at 2.56% for the $57,000 of the Company’s mortgage loan secured by the Indianapolis Marriott Downtown, and therefore, fixed the mortgage rate at 3.56%. The hedge was effective in offsetting the variable cash flows; therefore, no gain or loss was realized during the year ended December 31, 2006. On June 8, 2006, the Company paid off the mortgage loan which was being hedged and, concurrently, terminated the interest rate swap. The Company received $1,053 in proceeds from the termination of the swap and reclassified $1,053 into earnings during the year ended December 31, 2006.

Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income/loss or in earnings depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income/loss (Note 16). Over time, the unrealized gains and losses reported in accumulated other comprehensive income/loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings. For the year ended December 31, 2006, the Company recorded cash received related to interest rate hedge of $550 as a reduction of interest expense.

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

The Company did not utilize any derivative financial instruments during the years ended December 31, 2008 and 2007, and there were no derivatives outstanding at December 31, 2008 and 2007.

12.	Participating Leases

The participating leases have non-cancelable terms of approximately five years (from commencement), subject to earlier termination upon the occurrence of certain contingencies, as defined. Each participating lease requires the applicable lessee to pay the greater of (i) base rent in a fixed amount or (ii) participating rent based on certain percentages of room revenue, food and beverage revenue, telephone revenue and other revenue at the applicable hotel. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating lease revenues from non-LHL leased properties for the years ended December 31, 2008, 2007 and 2006 were $12,799, $27,193 and $25,401, of which $5,907, $14,888 and $13,352, respectively, was in excess of base rent. The remaining non-LHL participating leases expired in 2008 and transitioned to new leases with LHL on June 1, 2008 and January 1, 2009. Accordingly, the Company will not receive lease revenue from non-LHL leased properties in future years. Rent from properties leased to LHL, a wholly-owned subsidiary, is eliminated in consolidation.

13.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, consist of the following expenses incurred by the hotels leased by LHL:

	For the year ended December 31,
	2008	2007	2006
General and administrative	$53,734	$49,870	$45,817
Sales and marketing	42,656	39,506	37,328
Repairs and maintenance	25,083	24,058	23,713
Utilities and insurance	24,709	25,188	25,069
Management and incentive fees	25,851	27,081	27,306
Franchise fees	5,041	6,042	5,249
Other expenses	1,467	1,745	2,002

Total other indirect expenses	178,541	173,490	166,484
Other indirect hotel operating expenses related to discontinued operations	—	(660)	(10,922)

Total other indirect expenses related to continuing operations	$178,541	$172,830	$155,562

As of December 31, 2008, LHL leased the following 30 hotels owned by the Company:

1.	Sheraton Bloomington Hotel Minneapolis South

2.	Westin City Center Dallas

3.	Seaview Resort and Spa

4.	Harborside Hyatt Conference Center & Hotel

5.	Hotel Viking

6.	Topaz Hotel

7.	Hotel Rouge

8.	Hotel Madera

9.	Hotel Helix

10.	The Liaison Capitol Hill

11.	Lansdowne Resort

12.	Hotel George

13.	Indianapolis Marriott Downtown

14.	Hilton Alexandria Old Town

15.	Chaminade Resort and Conference Center

16.	Hilton San Diego Gaslamp Quarter

17.	The Grafton on Sunset

18.	Onyx Hotel

19.	Westin Copley Place

20.	Hotel Deca

21.	The Hilton San Diego Resort and Spa

22.	Donovan House

23.	Le Parc Suite Hotel

24.	Westin Michigan Avenue

25.	Hotel Sax Chicago

26.	Alexis Hotel

27.	Hotel Solamar

28.	Gild Hall

29.	Hotel Amarano Burbank

30.	San Diego Paradise Point Resort

The one remaining hotel (Le Montrose Suite Hotel) in which the Company owns an interest is leased directly to an affiliate of the current hotel operator of this hotel. On January 1, 2009, Le Montrose Suite Hotel transitioned to a new lease with LHL.

For each of calendar years 2004 through 2007, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through December 31, 2008, Marriott made cure payments totaling $12,315 for the calendar years 2004 through 2007 to avoid termination. Marriott may recoup these amounts in the event certain future operating performance thresholds are attained. Through December 31, 2008, Marriott has recouped a total of $2,821 for the calendar years 2004 through 2007. The remaining amount may still be recouped; therefore, the Company recorded a deferred liability of $9,494 as of December 31, 2008, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. The following is a reconciliation of the cure payments and deferred liability as of and for the years ended December 31, 2008, 2007, 2006 and 2005:

Year Ended December 31,	Notification Date	Cure Payment			Recoup Amount	Deferred Liability Balance
		Performance Year	Date	Amount
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	$6,371
2008	February 26, 2008	2007	April 10, 2008	3,123	—	$9,494

			As of December 31, 2008	$12,315	$(2,821)

14.	Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable-REIT subsidiaries is subject to federal, state and local income taxes. LHL is a wholly-owned taxable-REIT subsidiary of the Company and as such is required to pay income taxes at the applicable rates.

For federal income tax purposes, the cash distributions paid to the Company’s common shareholders of beneficial interest and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Tax law permits certain characterization of distributions which could result in differences between cash basis and tax basis distribution amounts. The following characterizes distributions paid per common share of beneficial interest and preferred share on a tax basis for the years ended December 31, 2008 (estimated), 2007 and 2006:

	2008		2007		2006
	$	%	$	%	$	%
Common shares of beneficial interest
Ordinary income	$1.1340	60.16%	$1.6584	93.17%	$0.8159	52.30%
Return of capital	0.7510	39.84%	0.1216	6.83%	—	0.00%
Capital gain	—	0.00%	—	0.00%	0.3233	20.73%
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	0.4208	26.97%

	$1.8850	100.00%	$1.7800	100.00%	$1.5600	100.00%

Preferred shares (Series A)
Ordinary income	—	N/A	$1.1033	100.00%	$1.3435	52.43%
Capital gain	—	N/A	—	0.00%	0.5297	20.67%
Unrecaptured Section 1250 gain	—	N/A	—	0.00%	0.6893	26.90%

	$0.0000	0.00%	$1.1033	100.00%	$2.5625	100.00%

Preferred shares (Series B)
Ordinary income	$2.0938	100.00%	$2.0938	100.00%	$1.0978	52.43%
Capital gain	—	0.00%	—	0.00%	0.4328	20.67%
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	0.5632	26.90%

	$2.0938	100.00%	$2.0938	100.00%	$2.0938	100.00%

Preferred shares (Series D)
Ordinary income	$1.8750	100.00%	$1.8750	100.00%	$0.9831	52.43%
Capital gain	—	0.00%	—	0.00%	0.3875	20.67%
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	0.5044	26.90%

	$1.8750	100.00%	$1.8750	100.00%	$1.8750	100.00%

Preferred shares (Series E)
Ordinary income	$2.0000	100.00%	$2.0000	100.00%	$0.6729	52.43%
Capital gain	—	0.00%	—	0.00%	0.2605	20.30%
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	0.35	27.27%

	$2.0000	100.00%	$2.0000	100.00%	$1.2834	100.00%

Preferred shares (Series G)
Ordinary income	$1.8125	100.00%	$1.5809	100.00%	$—	—
Capital gain	—	0.00%	—	0.00%	—	—
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	—	—

	$1.8125	100.00%	$1.5809	100.00%	$0.0000	0.00%

For the year ended December 31, 2008, income tax benefit of $1,316 was comprised of a current federal, state and local tax expense of $1,052 and a deferred federal, state and local tax benefit of $2,368 on LHL’s net loss of $5,001 before income tax benefit.

The components of the LHL income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006 were as follows:

	For the year ended December 31,
	2008	2007	2006
Federal
Current	$18	$61	$—
Deferred	(1,410)	1,565	1,095
State & local
Current	221	330	(337)
Deferred	(958)	137	380

Income tax (benefit) expense	$(2,129)	$2,093	$1,138

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income for the years ended December 31, 2008, 2007 and 2006 as a result of the following differences:

	For the year ended December 31,
	2008	2007	2006
“Expected” federal tax (benefit) expense at statutory rate	$(1,700)	$1,568	$1,227
State income tax (benefit) expense, net of federal income tax effect	(311)	243	248
Other, net	(118)	282	(337)

Income tax (benefit) expense	$(2,129)	$2,093	$1,138

The components of LHL’s deferred tax assets as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
LHL net operating losses	$15,859	$13,842
Bad debts	510	253
Golf memberships	474	629
Tax credit carryforwards	251	175
Other, net	390	218

Total deferred tax assets	$17,484	$15,117

The Company has estimated LHL’s income tax benefit using a combined federal and state statutory tax rate of 40.2%. As of December 31, 2008, the Company had a deferred tax asset of $17,484 primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent years cannot be reasonably estimated.

15.	Earnings Per Common Share

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

	For the year ended December 31,
	2008	2007	2006
Numerator:
Net income applicable to common shareholders before discontinued operations and dividends on unvested restricted shares	$10,630	$31,011	$69,767
Discontinued operations	—	30,532	3,689

Net income applicable to common shareholders before dividends on unvested restricted shares	10,630	61,543	73,456
Dividends paid on unvested restricted shares	(668)	(479)	(312)

Net income applicable to common shareholders after dividends on unvested restricted shares	$9,962	$61,064	$73,144

Denominator:
Weighted average number of common shares - basic	40,158,745	39,852,182	39,356,881
Effect of dilutive securities:
Unvested restricted shares	—	67,879	104,935
Stock options and compensation-related shares	99,225	193,327	206,101

Weighted average number of common shares - diluted	40,257,970	40,113,388	39,667,917

Basic Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations and after dividends on unvested restricted shares	$0.25	$0.77	$1.77
Discontinued operations	—	0.76	0.09

Net income applicable to common shareholders per weighted average common share after dividends on unvested restricted shares	$0.25	$1.53	$1.86

Diluted Earnings Per Common Share:
Net income applicable to common shareholders per weighted average common share before discontinued operations and after dividends on unvested restricted shares	$0.25	$0.77	$1.76
Discontinued operations	—	0.76	0.09

Net income applicable to common shareholders per weighted average common share after dividends on unvested restricted shares	$0.25	$1.53	$1.85

16.	Comprehensive Income

For the years ended December 31, 2008, 2007 and 2006, comprehensive income was $33,127, $89,755 and $97,707, respectively. As of December 31, 2008 and 2007, the Company’s accumulated other comprehensive income was zero. The changes in accumulated other comprehensive income were entirely due to the Company’s gains and losses on its interest rate derivative (Note 11). For the year ended December 31, 2006, the Company had an unrealized loss of $300 and a realized gain of $1,053 on its interest rate derivative.

17.	Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2008	2007	2006
Interest paid, net of capitalized interest	$47,367	$44,920	$38,446

Interest capitalized	3,525	4,171	2,589

Income taxes paid (received), net of refunds	1,053	1,163	(209)

Distributions payable (common shares)	3,497	6,842	5,630

Distributions payable (preferred shares)	5,624	5,624	7,255

Redemption of preferred shares/units for common shares	13,120	—	2,010

Accrued capital expenditures	4,849	6,019	7,051

Issuance of restricted shares to employee and executives, net	11,568	2,621	9,126

Issuance of common shares for board of trustees compensation	152	165	216

Repurchase of common shares (treasury)	(955)	(1,038)	(1,016)

In conjunction with the sale of hotel property, the Company disposed of the following assets and liabilities:
Proceeds on sale, net of closing costs	$—	$(67,192)	$—
Other assets	—	(5,642)	—
Liabilities	—	1,202	—

Sale of hotel property	$—	$(71,632)	$—

In conjunction with property acquisitions, the Company assumed assets and liabilities and issued units as follows:
Real estate assets	$52,910	$—	$593,826
Mortgage debt at fair value	—	—	(36,380)
Common and preferred units	—	—	(30,505)
Other assets	—	—	6,391
Liabilities	(1,441)	—	(8,278)

Acquisition of properties	$51,469	$—	$525,054

18.	Subsequent Events

On January 1, 2009, Le Montrose Suite Hotel transitioned to a new lease with LHL. As a result, none of the Company’s properties are leased to third parties.

On January 1, 2009, the Company issued an aggregate of 20,543 common shares of beneficial interest, including 15,955 deferred shares to the independent members of its Board of Trustees for their 2008 compensation. These common shares were issued under the 1998 Plan.

On January 1, 2009, the Company received 32,945 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued 4,588 of these treasury shares related to the 2008 compensation for the Board of Trustees.

On February 1, 2009 each of the 2,348,888 7.25% Series C Preferred Units was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25 per share), $0.01 par value per share, to SCG Hotel DLP, LP. The issuance of the Series C Shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Series C Preferred Shares are not currently listed on any exchange; however, there is a registration rights agreement between the Company and the holder of the shares, which allows for the shares to be registered in the future. As a result of the redemption of all the partnership interests issued in consideration for the hotel, the contingent obligation of the Company to reimburse the seller of the hotel up to $20,000 of taxes related to unrealized taxable gains created at the time of the Company’s acquisition of the hotel, as described in the Tax Reporting and Protection Agreement entered into by the Company, has become null and void.

On February 2, 2009, the Company repaid the Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas mortgage loans in the amount of $38,385 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loans were due to mature in July 2009.

On February 4, 2009, the Company declared quarterly cash distributions to shareholders of the Company and partners of the Operating Partnership, in the amount of $0.01 per common share of beneficial interest/unit for the quarter ended March 31, 2009 payable on April 15, 2009. This is a reduction from $0.255 to $0.01 per quarter.

The Company paid the following common and preferred dividends subsequent to December 31, 2008:

Security Type	Share/Unit	Dividend per Share/Unit	For the Month/Quarter Ended		Declared	Record Date	Payable Date
Common	Share/Unit	$0.085	Month	31-Dec-2008	15-Oct-2008	31-Dec-2008	15-Jan-2009
Preferred Series B	Share	$0.52	Quarter	31-Dec-2008	n/a	1-Jan-2009	15-Jan-2009
Preferred Series C	Unit	$0.45	Quarter	31-Dec-2008	n/a	1-Jan-2009	15-Jan-2009
Preferred Series D	Share	$0.47	Quarter	31-Dec-2008	n/a	1-Jan-2009	15-Jan-2009
Preferred Series E	Share	$0.50	Quarter	31-Dec-2008	n/a	1-Jan-2009	15-Jan-2009
Preferred Series G	Share	$0.45	Quarter	31-Dec-2008	n/a	1-Jan-2009	15-Jan-2009

20.	Quarterly Operating Results (Unaudited)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2008 and 2007 (in thousands, except per share data) follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$129,652	$201,067	$195,626	$157,191
Total expenses from continuing operations	138,858	174,898	177,468	159,185

Net (loss) income from continuing operations	(9,206)	26,169	18,158	(1,994)
Net income from discontinued operations	—	—	—	—

Net (loss) income	(9,206)	26,169	18,158	(1,994)
Distributions to preferred shareholders	(5,624)	(5,624)	(5,625)	(5,624)
Issuance costs of redeemed preferred shares	—	—	—	—

Net (loss) income applicable to common shareholders	$(14,830)	$20,545	$12,533	$(7,618)

Earnings per weighted average common share outstanding - basic:
Net (loss) income applicable to common shareholders before discontinued operations and after dividends on unvested restricted shares	$(0.37)	$0.51	$0.30	$(0.19)
Discontinued operations	—	—	—	—

Net (loss) income applicable to common shareholders after dividends on unvested restricted shares	$(0.37)	$0.51	$0.30	$(0.19)

Earnings per weighted average common share outstanding - diluted:
Net (loss) income applicable to common shareholders before discontinued operations and after dividends on unvested restricted shares	$(0.37)	$0.51	$0.30	$(0.19)
Discontinued operations	—	—	—	—

Net (loss) income applicable to common shareholders after dividends on unvested restricted shares	$(0.37)	$0.51	$0.30	$(0.19)

Weighted average number of common shares outstanding:
Basic	39,919,144	39,919,144	40,264,498	40,526,984
Diluted	40,029,128	39,978,272	40,350,444	40,589,103

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$132,644	$184,708	$182,712	$163,059
Total expenses from continuing operations	136,050	159,740	156,889	151,221

Net (loss) income from continuing operations	(3,406)	24,968	25,823	11,838
Net income from discontinued operations	30,397	16	44	75

Net income	26,991	24,984	25,867	11,913
Distributions to preferred shareholders	(7,471)	(5,624)	(5,625)	(5,624)
Issuance costs of redeemed preferred shares	(3,868)	—	—	—

Net income applicable to common shareholders	$15,652	$19,360	$20,242	$6,289

Earnings per weighted average common share outstanding - basic:
Net (loss) income applicable to common shareholders before discontinued operations and after dividends on unvested restricted shares	$(0.37)	$0.48	$0.50	$0.16
Discontinued operations	0.76	—	—	—

Net income applicable to common shareholders after dividends on unvested restricted shares	$0.39	$0.48	$0.50	$0.16

Earnings per weighted average common share outstanding - diluted:
Net (loss) income applicable to common shareholders before discontinued operations and after dividends on unvested restricted shares	$(0.37)	$0.48	$0.50	$0.16
Discontinued operations	0.76	—	—	—

Net income applicable to common shareholders after dividends on unvested restricted shares	$0.39	$0.48	$0.50	$0.16

Weighted average number of common shares outstanding:
Basic	39,843,954	39,854,720	39,854,950	39,854,950
Diluted	40,112,872	40,133,572	40,117,918	40,109,124

LASALLE HOTEL PROPERTIES

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2008

(Dollars in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (2)			Gross Amounts at Which Carried at Close of Period							Life on Which
		Encum- brances	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Accumu- lated Depre- ciation	Net Book Value	Date of Original Construc- tion	Date of Acqui- sition	Depreciation in Income Statement is Computed
1.	Sheraton Bloomington Hotel Minneapolis South	$25,079	$8,172	$11,258	$13,811	$—	$7,015	$10,031	$8,172	$18,273	$23,842	$25,742	$24,545	1969	12/01/95	3 - 40 years
2.	Westin City Center Dallas	13,408	2,452	20,847	2,166	—	5,677	10,645	2,452	26,524	12,811	18,797	22,990	1980	04/29/98	3 - 40 years
3.	Seaview Resort and Spa	—	7,415	40,337	2,339	195	11,024	16,225	7,610	51,361	18,564	31,380	46,155	1912	04/29/98	3 - 40 years
4.	Le Montrose Suite Hotel	13,138	5,004	19,752	2,951	—	4,260	6,351	5,004	24,012	9,302	15,385	22,933	1976	04/29/98	3 - 40 years
5.	San Diego Paradise Point Resort	—	—	69,639	3,665	19	29,345	16,381	19	98,984	20,046	48,020	71,029	1962	06/01/98	3 - 40 years
6.	Harborside Hyatt Conference Center & Hotel	42,500	—	66,159	5,246	—	3,238	4,446	—	69,397	9,692	29,759	49,330	1993	06/24/98	3 - 40 years
7.	Hotel Viking	—	2,421	24,375	353	78	16,981	8,781	2,499	41,356	9,134	17,948	35,041	1850	06/02/99	3 - 40 years
8.	Topaz Hotel	—	2,137	8,549	—	12	3,942	3,656	2,149	12,491	3,656	5,895	12,401	1963	03/08/01	3 - 40 years
9.	Hotel Madera	—	1,682	6,726	—	15	5,071	3,314	1,697	11,797	3,314	5,380	11,428	1963	03/08/01	3 - 40 years
10.	Hotel Rouge	—	2,162	8,647	—	17	5,017	4,160	2,179	13,664	4,160	6,788	13,215	1963	03/08/01	3 - 40 years
11.	Hotel Helix	—	2,636	10,546	—	14	8,845	6,058	2,650	19,391	6,058	9,362	18,737	1962	03/08/01	3 - 40 years
12.	The Liaison Capitol Hill	—	8,353	33,412	2,742	—	13,735	10,663	8,353	47,147	13,405	18,313	50,592	1968	06/01/01	3 - 40 years
13.	Lansdowne Resort	—	27,421	74,835	3,114	32,956	26,567	14,849	60,377	101,402	17,963	32,660	147,082	1991	06/17/03	3 - 40 years
14.	Hotel George	—	1,743	22,221	531	—	207	2,257	1,743	22,428	2,788	5,765	21,194	1928	09/18/03	3 - 40 years
15.	Indianapolis Marriott Downtown	101,780	—	96,173	9,879	—	1,838	8,611	—	98,011	18,490	27,969	88,532	2001	02/10/04	3 - 40 years
16.	Hilton Alexandria Old Town	31,227	11,079	45,539	2,597	—	1,782	4,933	11,079	47,321	7,530	11,663	54,267	2000	05/28/04	3 - 40 years
17.	Chaminade Resort and Conference Center	—	5,240	13,111	299	—	7,989	6,018	5,240	21,100	6,317	5,284	27,373	1985	11/18/04	3 - 40 years
18.	Hilton San Diego Gaslamp Quarter	59,600	5,008	77,892	2,250	—	820	3,178	5,008	78,712	5,428	10,800	78,348	2000	01/06/05	3 - 40 years
19.	The Grafton on Sunset	—	1,882	23,226	431	11	895	1,322	1,893	24,121	1,753	3,281	24,486	1954	01/10/05	3 - 40 years
20.	Onyx Hotel	—	6,963	21,262	445	—	138	417	6,963	21,400	862	2,421	26,804	2004	05/18/05	3 - 40 years
21.	Westin Copley Place	210,000	—	295,809	28,223	—	10,410	8,720	—	306,219	36,943	46,711	296,451	1983	08/31/05	3 - 40 years
22.	Hotel Deca (1)	10,142	4,938	21,720	577	—	416	2,507	4,938	22,136	3,084	3,068	27,090	1931	12/08/05	3 - 40 years
23.	The Hilton San Diego Resort and Spa	—	—	85,572	4,800	73	14,944	11,778	73	100,516	16,578	14,649	102,518	1962	12/15/05	3 - 40 years
24.	Donovan House	—	11,384	34,573		—	33,825	8,725	11,384	68,398	8,725	3,843	84,664	1972	12/16/05	3 - 40 years
25.	Le Parc Suite Hotel	—	13,971	31,742	2,741	3	1,003	1,567	13,974	32,745	4,308	4,493	46,534	1970	01/27/06	3 - 40 years
26.	Westin Michigan Avenue	140,000	38,158	154,181	24,112	17	9,456	10,714	38,175	163,637	34,826	27,831	208,807	1963/1972	03/01/06	3 - 40 years
27.	Hotel Sax Chicago	—	9,403	104,148	889	155	20,874	13,167	9,558	125,022	14,056	13,693	134,943	1998	03/01/06	3 - 40 years
28.	Alexis Hotel	—	6,581	31,062	578	13	5,686	7,056	6,594	36,748	7,634	4,400	46,576	1901/1982	06/15/06	3 - 40 years
29.	Hotel Solamar	60,900	—	79,111	7,890	—	189	647	—	79,300	8,537	8,673	79,164	2005	08/01/06	3 - 40 years
30.	Gild Hall	20,000	6,732	45,016	984	2	2,986	8,663	6,734	48,002	9,647	4,686	59,697	1999	11/17/06	3 - 40 years
31.	Amarano Burbank	—	5,982	29,292	1,253	(1,090)	65	1,202	4,892	29,357	2,455	2,375	34,329	2002	12/19/06	3 - 40 years

	Total	$727,774	$198,919	$1,606,732	$124,866	$32,490	$254,240	$217,042	$231,409	$1,860,972	$341,908	$467,034	$1,967,255

(1)	Encumbrances on the Hotel Deca is presented at face value which excludes loan premium of $412 at December 31, 2008.

(2)	Costs of disposals and reclassifications to property under development are reflected as reductions to cost capitalized subsequent to acquisition.

Reclassifications from property under development are reflected as increases to cost capitalized subsequent to acquisition.

LASALLE HOTEL PROPERTIES

Schedule III - Real Estate and Accumulated Depreciation - Continued

As of December 31, 2008

Reconciliation of Real Estate and Accumulated Depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2005	$1,618,184
Acquisition of hotel properties	593,826
Improvements and additions to hotel properties	70,102
Reclassification to property under development	(45,851)
Disposal of assets	(7,474)

Balance at December 31, 2006	$2,228,787
Improvements and additions to hotel properties	105,967
Reclassification to property under development	(27,349)
Disposal of hotel	(56,040)
Disposal of assets	(8,024)

Balance at December 31, 2007	$2,243,341
Improvements and additions to hotel properties	74,538
Reclassification from property under development	116,410

Balance at December 31, 2008	$2,434,289

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2005	$225,840
Depreciation	78,280
Disposal of assets	(7,474)

Balance at December 31, 2006	$296,646
Depreciation	91,673
Reclassification to property under development	(7,992)
Disposal of hotel	(19,264)
Disposal of assets	(3,145)

Balance at December 31, 2007	$357,918
Depreciation	105,746
Reclassification from property under development	3,370

Balance at December 31, 2008	$467,034