Form 10-Q
period 2009-03-31
LASALLE HOTEL PROPERTIES
filed 2009-04-22
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 22, 2009
Common Shares of Beneficial Interest ($0.01 par value)	41,029,864
8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000
7 1/2% Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	6,248,888

PART I. Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets:
Investment in hotel properties, net	$1,948,422	$1,967,255
Property under development	63,147	66,563
Cash and cash equivalents	6,961	18,056
Restricted cash reserves (Note 5)	7,097	9,853
Rent receivable	—	85
Hotel receivables (net of allowance for doubtful accounts of approximately $1,272 and $1,340, respectively)	25,108	22,096
Deferred financing costs, net	2,390	2,672
Deferred tax asset	21,549	17,484
Prepaid expenses and other assets	31,227	27,406

Total assets	$2,105,901	$2,131,470

Liabilities and Equity:
Borrowings under credit facilities (Note 4)	$277,157	$234,505
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $397 and $412, respectively) (Note 4)	646,839	685,686
Accounts payable and accrued expenses	78,440	87,188
Advance deposits	12,957	12,134
Accrued interest	3,135	3,424
Distributions payable	6,733	9,121

Total liabilities	1,067,761	1,074,558

Redeemable noncontrolling interest in consolidated entity (Note 3)	2,763	2,769
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $.01 par value (liquidation preference of $352,972 and $294,250, respectively), 40,000,000 shares authorized, and 14,118,888 and 11,770,000 shares issued and outstanding, respectively (Note 6)	141	118
Common shares of beneficial interest, $.01 par value, 200,000,000 shares authorized; 41,065,487 shares issued, and 41,029,864 and 41,065,487 shares outstanding, respectively (Note 6)	411	411
Treasury shares, at cost	(598)	—
Additional paid-in capital, net of offering costs of $42,704 and $42,679, respectively	1,207,058	1,146,581
Distributions in excess of retained earnings	(172,717)	(153,438)

Total shareholders’ equity	1,034,295	993,672

Noncontrolling Interests:
Noncontrolling interest in consolidated entity	64	64
Noncontrolling interest of common units in Operating Partnership (redemption value of $409 and $774, respectively) (Notes 1 and 6)	651	668
Noncontrolling interest of preferred units in Operating Partnership (redemption value of $367 and $59,787, respectively) (Notes 1 and 6)	367	59,739

Total noncontrolling interests	1,082	60,471

Total equity	1,035,377	1,054,143

Total liabilities and equity	$2,105,901	$2,131,470

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2009	2008
Revenues:
Hotel operating revenues:
Room	$79,955	$80,498
Food and beverage	36,414	32,449
Other operating department	10,075	9,571

Total hotel operating revenues	126,444	122,518
Participating lease revenue	—	5,507
Other income	1,456	1,544

Total revenues	127,900	129,569

Expenses:
Hotel operating expenses:
Room	21,172	21,487
Food and beverage	26,464	24,595
Other direct	4,739	4,688
Other indirect	39,171	39,511

Total hotel operating expenses	91,546	90,281
Depreciation and amortization	27,559	24,741
Real estate taxes, personal property taxes and insurance	8,760	8,801
Ground rent (Note 5)	1,497	1,548
General and administrative	4,221	3,658
Other expenses	614	822

Total operating expenses	134,197	129,851

Operating loss	(6,297)	(282)
Interest income	14	83
Interest expense	(9,860)	(11,469)

Loss before income tax benefit and redeemable noncontrolling interest	(16,143)	(11,668)
Income tax benefit (Note 9)	3,941	3,855
Redeemable noncontrolling interest in loss of consolidated entity (Note 3)	6	1

Net loss	(12,196)	(7,812)

Noncontrolling interests:
Noncontrolling interest of common units in Operating Partnership (Notes 1 and 6)	17	19
Noncontrolling interest of preferred units in Operating Partnership (Notes 1 and 6)	(367)	(1,413)

Net income attributable to noncontrolling interests	(350)	(1,394)

Net loss attributable to the Company	(12,546)	(9,206)
Distributions to preferred shareholders	(6,322)	(5,624)

Net loss attributable to common shareholders	$(18,868)	$(14,830)

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2009	2008
Earnings per Common Share - Basic:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.46)	$(0.37)

Earnings per Common Share - Diluted:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.46)	$(0.37)

Weighted average number of common shares outstanding:
Basic	40,602,995	39,919,144
Diluted	40,671,132	40,074,146

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Equity

(Dollars in thousands, except per share data)

(unaudited)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest in Consolidated Entity	Noncontrolling Interest of Common Units in Operating Partnership	Noncontrolling Interest of Preferred Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$118	$411	$—	$1,146,581	$(153,438)	$993,672	$64	$668	$59,739	$60,471	$1,054,143
Issuance of shares, net of offering costs	—	—	51	35	—	86	—	—	—	—	86
Repurchase of common shares (treasury shares)	—	—	(365)	—	—	(365)	—	—	—	—	(365)
Unit conversions	23	—	—	58,699	—	58,722	—	—	(58,675)	(58,675)	47
Deferred compensation, net	—	—	(284)	1,744	—	1,460	—	—	—	—	1,460
Reclassification of noncontrolling interest	—	—	—	(1)	—	(1)	—	1	—	1	—
Distributions on common shares/units ($0.01 per share/unit)	—	—	—	—	(411)	(411)	—	(1)	—	(1)	(412)
Distributions on preferred shares/units	—	—	—	—	(6,322)	(6,322)	—	—	(1,064)	(1,064)	(7,386)
Net (loss) income	—	—	—	—	(12,546)	(12,546)	—	(17)	367	350	(12,196)

Balance, March 31, 2009	$141	$411	$(598)	$1,207,058	$(172,717)	$1,034,295	$64	$651	$367	$1,082	$1,035,377

Balance, December 31, 2007	$118	$401	$—	$1,128,708	$(91,091)	$1,038,136	$—	$747	$87,652	$88,399	$1,126,535
Issuance of shares, net of offering costs	—	—	112	40	—	152	—	—	—	—	152
Repurchase of common shares (treasury shares)	—	—	(955)	—	—	(955)	—	—	—	—	(955)
Deferred compensation, net	—	—	—	987	—	987	—	—	—	—	987
Distributions on common shares/units ($0.51 per share/unit)	—	—	—	—	(20,482)	(20,482)	—	(53)	—	(53)	(20,535)
Distributions on preferred shares/units	—	—	—	—	(5,624)	(5,624)	—	—	(1,516)	(1,516)	(7,140)
Net (loss) income	—	—	—	—	(9,206)	(9,206)	—	(19)	1,413	1,394	(7,812)

Balance, March 31, 2008	$118	$401	$(843)	$1,129,735	$(126,403)	$1,003,008	$—	$675	$87,549	$88,224	$1,091,232

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss attributable to the Company	(12,546)	(9,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,559	24,741
Amortization of deferred financing costs and mortgage premiums	267	245
Noncontrolling interest in Operating Partnership	350	1,394
Redeemable noncontrolling interest in consolidated entity	(6)	(1)
Deferred compensation	1,460	986
Allowance for doubtful accounts	(68)	84
Changes in assets and liabilities:
Restricted cash reserves, net	2,340	172
Rent receivable	85	619
Hotel receivables	(2,944)	(232)
Deferred tax asset	(4,065)	(4,600)
Prepaid expenses and other assets	(1,390)	(14,244)
Accounts payable and accrued expenses	(4,589)	(4,074)
Advance deposits	823	5,313
Accrued interest	(289)	(76)

Net cash provided by operating activities	6,987	1,121

Cash flows from investing activities:
Improvements and additions to hotel properties	(11,768)	(29,363)
Acquisition of property	—	(51,469)
Purchase of office furniture and equipment	—	(17)
Restricted cash reserves, net	416	2,734

Net cash used in investing activities	(11,352)	(78,115)

Cash flows from financing activities:
Borrowings under credit facilities	106,968	156,554
Repayments under credit facilities	(64,316)	(63,546)
Repayments of mortgage loans	(38,832)	(1,094)
Payment of deferred financing costs	—	(538)
Contributions from redeemable noncontrolling interest	—	2,572
Purchase of treasury shares	(365)	(955)
Distributions-preferred shares/units	(6,688)	(7,139)
Distributions-common shares/units	(3,497)	(20,516)

Net cash (used in) provided by financing activities	(6,730)	65,338

Net change in cash and cash equivalents	(11,095)	(11,656)
Cash and cash equivalents, beginning of period	18,056	26,050

Cash and cash equivalents, end of period	$6,961	$14,394

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data and share amounts)

(unaudited)

1.	Organization

LaSalle Hotel Properties (the “Company”), a Maryland real estate investment trust (“REIT”), primarily buys, owns, redevelops and leases upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-administered and self-managed REIT as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. The income of LaSalle Hotel Lessee, Inc. (“LHL”), the Company’s taxable-REIT subsidiary, is subject to taxation at normal corporate rates.

As of March 31, 2009, the Company owned interests in 31 hotels with approximately 8,500 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. All 31 of the hotels are leased to LHL (see Note 8), including one hotel which transitioned from a lease with an unaffiliated lessee to a new lease with LHL as of January 1, 2009. The LHL leases expire between 2009 and 2013. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement. Additionally, the Company owns a 95.0% joint venture interest in a property under development (see Note 3).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned 99.8% of the common units of the Operating Partnership at March 31, 2009. The remaining 0.2% was held by a limited partner who held 70,000 limited partnership common units at March 31, 2009. On February 1, 2009, a limited partner redeemed 2,348,888 Series C Preferred Units of limited interest in the Operating Partnership for 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share. See Notes 6 and 12 for additional disclosures on common and preferred operating partnership units.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior period amounts have been reclassified to conform to the current period presentation, including changes resulting from the adoption of FAS 160 and FSP EITF 03-6-1 on January 1, 2009, as discussed later in this Note 2.

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

Substantially all of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated by the hotel operators to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and revenue and expense estimates for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses, recorded on the Company’s consolidated statements of operations based on an aggregate estimate, are fairly stated.

Share-Based Compensation

From time to time, the Company awards nonvested shares under the 1998 Share Option and Incentive Plan (“1998 Plan”) as compensation to trustees, executive officers and employees. The shares vest over three to nine years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for estimated forfeitures. Prior to March 31, 2009, the 1998 plan had expired.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This guidance was issued to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008 did not have a material effect on the Company. FASB staff position FAS157-2 deferred the application of FAS 157 related to non-financial assets and liabilities to fiscal years beginning after November 15, 2008. Adoption on January 1, 2009 did not have a material effect on the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 was effective as of the beginning of the first fiscal year that begins after November 15, 2007. Adoption on January 1, 2008 did not have an effect on the Company since the Company did not elect to measure any financial assets or liabilities at fair value.

In December 2007, the FASB issued revised SFAS No. 141, “Business Combinations” (“FAS 141(R)”). FAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The objective of the guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. FAS 141(R) was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption on January 1, 2009 impacts the Company’s accounting for future acquisitions and related transaction costs.

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

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application was not permitted. Adoption on January 1, 2009 impacts the Company’s EPS calculations, as specified in Note 10.

Noncontrolling Interests

The Company includes the accounts of all entities in which it holds a controlling financial interest in accordance with FASB Accounting Research Bulletin No. 51 (As Amended), “Consolidated Financial Statements” (“ARB 51”). A controlling financial interest is typically attributable to the entity with a majority voting interest per ARB 51. However, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), clarifies that controlling financial interests may be achieved through arrangements that do not involve voting interests. Under FIN 46, the controlling financial interest is held by the entity that will absorb a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), effective for fiscal years beginning on or after December 15, 2008. The Company has adopted FAS 160 effective January 1, 2009. Per FAS 160, noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under FAS 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

However, per FASB Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

The consolidated results of the Company include the following ownership interests held by owners other than the Company: the common units in the Operating Partnership held by a third party (70,000 at March 31, 2009), the preferred units in the Operating Partnership held by third parties (none at March 31, 2009), the outside preferred ownership interests in a tax-related ownership entity and the 5% interest of the outside partner in the Modern Magic Hotel LLC joint venture.

Regarding the common and preferred units in the Operating Partnership, the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement at redemption. With respect to the preferred ownership interests in a tax-related ownership entity held by third parties, such interests are not redeemable by the holders. Accordingly, the Company has determined that these interests are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations.

Regarding the 5% interest of the outside partner in the Modern Magic Hotel LLC joint venture, the operating agreement contains a liquidation option for the 5% investor which, in certain circumstances, could result in a net cash settlement outside the control of the Company. Accordingly, consistent with EITF D-98, the Company will continue to record this noncontrolling interest outside of permanent equity in the consolidated balance sheets. Net income or loss related to this noncontrolling interest is excluded from net income or loss in the consolidated statements of operations. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected this interest at its carrying value as of March 31, 2009 and December 31, 2008 as the carrying cost exceeded the estimated redemption value.

3.	Investment in Joint Ventures

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, acquired floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46,000 plus acquisition costs. The joint venture has developed plans to convert the existing vacant floors to a super luxury hotel. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs totaling $61,156 and $60,080 are included in property under development in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively. The 5.0% interest of the outside partner is included in redeemable noncontrolling interest in consolidated entity in the accompanying consolidated balance sheets.

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250,000 of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700,000. The Company, through the Operating Partnership, owns a 15.0% equity interest in the joint venture and will have the opportunity to earn additional capital gains, based upon achieving specific return thresholds based on the joint venture’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75,000, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175,000, and (iii) any asset with an acquisition price between $75,000 and $175,000 will be offered on a rotational basis with the first acquisition allocated to the joint venture. The Company accounts for its investment in this joint venture under the equity method of accounting. As of March 31, 2009, there were no investments through the joint venture.

4.	Long-Term Debt

On February 2, 2009, the Company repaid the Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas mortgage loans in the aggregate amount of $38,385 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loans were due to mature in July 2009.

Debt at March 31, 2009 and December 31, 2008 consisted of the following:

	Interest Rate	Maturity Date	Balance Outstanding as of
Debt			March 31, 2009	December 31, 2008
Credit facilities
Senior unsecured credit facility	Floating (a)	April 2011 (a)	$273,800	$234,500
LHL unsecured credit facility	Floating (b)	April 2011 (b)	3,357	5

Total borrowings under credit facilities			277,157	234,505

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Gild Hall	Floating (d)	November 2009 (d)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis
South and Westin City Center Dallas	8.10%	July 2009 (e)	—	38,487
Hilton Alexandria Old Town	4.98%	September 2009 (f)	31,013	31,227
Le Montrose Suite Hotel	8.08%	July 2010	13,066	13,138
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	6.28%	August 2014	10,083	10,142
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans at stated value			646,442	685,274
Unamortized loan premium (g)			397	412

Total mortgage loans			646,839	685,686

Total debt			$966,496	$962,691

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2009, the rates, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $86,000 and $187,800 were 1.36% and 1.32%, respectively. As of December 31, 2008, the rates, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $97,000 and $137,500 were 2.00% and 1.28%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2009 and December 31, 2008, the rates, including the applicable margin, for LHL’s outstanding LIBOR borrowings were 1.36% and 2.00%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)	The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2009 were 1.25% and 0.50% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2008 were 4.50% and 1.00% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates as of March 31, 2009 and December 31, 2008 were 1.31% and 2.19%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The original maturity date was scheduled for November 2008. On October 3, 2008, the Company exercised its first option to extend the loan maturity to November 2009. The Company intends to exercise its second option to extend the loan maturity to November 2010.

(e)	The Company repaid the mortgage loans on February 2, 2009 through borrowings on its senior unsecured credit facility.

(f)	The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(g)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $397 as of March 31, 2009 and $412 as of December 31, 2008.

The Company incurred interest expense of $9,860 and $11,469 for the three months ended March 31, 2009 and 2008, respectively. Included in interest expense is the amortization of deferred financing fees of $282 and $343 for the three months ended March 31, 2009 and 2008, respectively. Interest was capitalized in the amounts of $649 and $1,390 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450,000. The credit facility has a maturity date of April 13, 2011 with, at the Company’s option, a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2009, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the senior unsecured credit facility was 1.3% and 4.3% for the three months ended March 31, 2009 and 2008, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding as of March 31, 2009. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $59 and $105 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, the Company had $273,800 and $234,500, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility has a maturity date of April 13, 2011 with, at LHL’s option, a one-year extension option. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2009, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 1.3% and 4.4% for the three months ended March 31, 2009 and 2008, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding as of March 31, 2009. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of $3 and $4 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, LHL had $3,357 and $5, respectively, of outstanding borrowings under the LHL credit facility.

5.	Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa and Hotel Solamar, and a portion of the parking lot at Sheraton Bloomington Hotel Minneapolis South are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The lease on the parking lot at the Sheraton Bloomington Hotel Minneapolis South expires in 2014, but the Company has an option to extend for 7 years to 2021. None of the remaining leases expire prior to 2020. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort and Spa is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense was $1,497 and $1,548 for the three months ended March 31, 2009 and 2008, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash. As of March 31, 2009, $2,360 was available in restricted cash reserves for future capital expenditures.

Restricted Cash Reserves

At March 31, 2009, the Company held $7,097 in restricted cash reserves. Included in such amounts are (i) $2,360 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $4,299 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments, and (iii) $438 held by insurance companies on our behalf to be refunded or applied to future liabilities.

Litigation

The nature of the operations of the hotels exposes the hotels to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any other material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

6.	Equity

Common Shares of Beneficial Interest

On January 1, 2009, the Company received 32,945 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued 4,588 of these treasury shares related to earned 2008 compensation for the Board of Trustees.

On January 1, 2009, the Company issued an aggregate of 20,543 common shares of beneficial interest, including 15,955 deferred shares to the independent members of its Board of Trustees for their earned 2008 compensation pursuant to award arrangements existing on or before January 1, 2008.

On March 6, 2009, the Company received 86 common shares of beneficial interest related to employees surrendering shares to pay taxes at the time restricted shares vested.

During the three months ended March 31, 2009, the Company received 7,180 common shares of beneficial interest related to the forfeiture of restricted shares due to employee resignations.

Common Dividends

The Company paid the following dividends on common shares/units during the three months ended March 31, 2009:

Dividend per Share/Unit	For the Month	Declared	Record Date	Payable Date
$0.085	31-Dec-2008	15-Oct-2008	31-Dec-2008	15-Jan-2009

Treasury Shares

Treasury shares are accounted for under the cost method. During the three months ended March 31, 2009, the Company received 40,211 common shares of beneficial interest related to (i) executives and employees surrendering shares to pay taxes at the time restricted shares vested and (ii) forfeiture of restricted shares due to employee resignations. The Company re-issued 4,588 treasury shares related to earned 2008 compensation for the Board of Trustees pursuant to award arrangements existing on or before January 1, 2008.

At March 31, 2009, there were 35,623 common shares of beneficial interest in treasury.

Preferred Shares

The Series B Preferred Shares, Series C Preferred Shares (which were issued effective February 1, 2009), Series D Preferred Shares, Series E Preferred Shares, and Series G Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The issuance of the Series C Preferred Shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Series C Preferred Shares are not currently listed on any exchange; however, there is a registration rights agreement between the Company and the holder of the shares, which allows for the shares to be registered in the future. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company currently has the option to redeem the Series B Preferred Shares. The Company may not optionally redeem the Series D Preferred Shares, Series E Preferred Shares or Series G Preferred Shares, prior to August 24, 2010, February 8, 2011 and November 17, 2011, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. The Company may not optionally redeem the Series C Preferred Shares, prior to January 1, 2021 except in limited circumstances relating to the Company’s continuing qualification as a REIT and during the period from January 1, 2016 to and including December 31, 2016 upon giving notice as specified. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. See Note 12 for subsequent disclosure on the Series C Preferred Shares.

The following Preferred Shares were outstanding as of March 31, 2009:

Security Type	Number of Shares
8 3/8% Series B Preferred Shares	1,100,000
7 1/4% Series C Preferred Shares	2,348,888
7 1/2% Series D Preferred Shares	3,170,000
8% Series E Preferred Shares	3,500,000
7 1/4% Series G Preferred Shares	4,000,000

Noncontrolling Interest of Common Units in Operating Partnership

As of March 31, 2009, the Operating Partnership had 70,000 common units outstanding, representing a 0.2% partnership interest held by a limited partner. As of March 31, 2009, approximately $409 of cash or the equivalent value in common shares, at our option, would be paid to the limited partners of the Operating Partnership if the partnership was terminated. The approximate value of $409 is equivalent to the units outstanding valued at the Company’s March 31, 2009 closing share price of $5.84, which we assume would be equal to the value provided to the limited partners upon liquidation of the Operating Partnership.

Noncontrolling Interest of Preferred Units in Operating Partnership

On February 1, 2009, each of the 2,348,888 7.25% Series C Preferred Units was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share, to SCG Hotel DLP, LP. The issuance of the Series C Preferred Shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Series C Preferred Shares are not currently listed on any exchange; however, there is a registration rights agreement between the Company and the holder of the shares, which allows for the shares to be registered in the future. As a result of the redemption of all the partnership interests issued in consideration for the hotel, the contingent obligation of the Company to reimburse the seller of the hotel up to $20,000 of taxes related to unrealized taxable gains created at the time of the Company’s acquisition of the hotel, as described in the Tax Reporting and Protection Agreement entered into by the Company, has become null and void. As of March 31, 2009, there were no Series C Preferred Units outstanding, but there were accrued distributions of $367.

All 1,098,348 Series F Preferred Units were redeemed during 2008. The Series F Preferred Units paid a cumulative, quarterly dividend at a variable rate of LIBOR plus 150 basis points. As of March 31, 2009, there were no Series F Preferred Units outstanding.

There were no Preferred Units outstanding as of March 31, 2009.

Preferred Dividends

The Company paid the following dividends on preferred shares/units during the three months ended March 31, 2009:

Share/ Unit	Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Share	8 3/8% Series B	$0.52	31-Dec-2008	1-Jan-2009	15-Jan-2009
Unit	7 1/4% Series C	$0.45	31-Dec-2008	1-Jan-2009	15-Jan-2009
Share	7 1/2% Series D	$0.47	31-Dec-2008	1-Jan-2009	15-Jan-2009
Share	8% Series E	$0.50	31-Dec-2008	1-Jan-2009	15-Jan-2009
Share	7 1/4% Series G	$0.45	31-Dec-2008	1-Jan-2009	15-Jan-2009

7.	Share Option and Incentive Plan

In April 1998, the Board of Trustees adopted and the shareholders approved the 1998 Plan that is currently administered by the Compensation Committee of the Board of Trustees. The Company’s employees and the hotel operators and their employees generally are eligible to participate in the 1998 Plan. Prior to March 31, 2009, the 1998 Plan had expired leaving no common shares available for future grant.

The 1998 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of share options in lieu of cash for trustees’ fees, (iv) grants of common shares of beneficial interest in lieu of cash compensation, and (v) the making of loans to acquire common shares of beneficial interest in lieu of compensation (to the extent permitted by applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares of beneficial interest on the date of grant. Options under the 1998 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three to four year period. The duration of each option is also determined by the Compensation Committee; however, the duration of each option shall not exceed 10 years from date of grant. There were no unvested stock options outstanding as of March 31, 2009.

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

A summary of the Company’s nonvested shares as of March 31, 2009 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2009	529,027	$33.09
Granted	—	—
Vested	(95,331)	39.12
Forfeited	(7,180)	39.57

Nonvested at March 31, 2009	426,516	$31.64

As of March 31, 2009 and December 31, 2008, there were $11,325 and $12,820, respectively, of total unrecognized compensation costs related to nonvested share awards granted under the 1998 Plan. As of March 31, 2009 and December 31, 2008, these costs were expected to be recognized over a weighted–average period of 3.8 years. The total fair value of shares vested during the three months ended March 31, 2009 and 2008 was $1,049 and $2,891, respectively. The compensation costs (net of estimated forfeitures) for the 1998 Plan that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $1,164 and $832 for the three months ended March 31, 2009 and 2008, respectively.

Long-Term Performance-Based Share Awards

On December 17, 2007 and December 20, 2006, the Company’s Board of Trustees granted 45,376 and 31,490 performance-based awards of nonvested shares to executives, respectively. The actual amounts of the awards will be determined on January 1, 2011 and January 1, 2010, respectively, and will depend on the “total return” of the Company’s common shares over a three-year period beginning with the closing price of the Company’s common stock on December 31, 2007 and December 31, 2006, respectively, and ending with the closing price of the Company’s common stock on December 31, 2010 and December 31, 2009, respectively. Forty percent of the awards will be based on the Company’s “total return” compared to the total return of the companies in the NAREIT Equity Index. “Total return” is as calculated by the NAREIT Equity Index and is the increase in the market price of a company’s common shares plus dividends declared thereon and assuming such dividends are reinvested. Forty percent of the awards will be based on the Company’s total return compared to the total return of companies in a designated peer group of the Company. The final 20% of the awards will be based on the amount of the Company’s total return compared to a Board-established total return goal. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis described immediately above and none of the performance shares are outstanding until issued in accordance with award agreements based on performance.

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

On May 31, 2008 and June 25, 2008, the Company’s Board of Trustees granted 125,000 and 87,500 performance-based awards of nonvested shares to executives, respectively. The actual amounts of the awards with respect to 62,500 shares will be determined on July 1, 2011 and will depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2008 and ending with the per-share closing price of the Company’s common shares on June 30, 2011. The actual amounts of the awards with respect to 75,000 shares will be determined on July 1, 2014 and depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2011 and ending with the per-share closing price of the Company’s common shares on June 30, 2014. The actual amounts of the awards with respect to 75,000 shares will be determined on July 1, 2017 and will depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2014 and ending with the per-share closing price of the Company’s common shares on June 30, 2017. Forty percent of the awards will be based on the Company’s “total return” compared to the total return of the companies in the NAREIT Equity Index. “Total return” is as calculated by NAREIT Equity Index and is the increase in the market price of a company’s common shares plus dividends declared thereon and assuming such dividends are reinvested. Forty percent of the awards will be based on the Company’s total return compared to the total return of companies in a designated peer group of the Company and included in the NAREIT Equity Index. The final 20% of the awards will be based on the amount of the Company’s total return compared to a Board-established total return goal. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis described immediately above, and none of the performance shares is outstanding until issued in accordance with award agreement based on performance. After the actual amounts of the awards are determined (or earned) on July 1, 2011, July 1, 2014 and July 1, 2017, the earned shares will be issued and outstanding with a portion subject to further vesting.

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

•	The valuation has been performed in a risk-neutral framework, so no assumption has been made with respect to an equity risk premium.

Employee Behavioral Assumptions

•	As termination of employment results in forfeiture of the award, demographic assumptions have not been used.

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Award
2008 Grants
Target amounts	30.80%	2.90%	N/A	N/A	$24.81	20.00%
NAREIT index	30.80%	2.90%	N/A	1.152	$27.61	40.00%
Peer companies	30.80%	2.90%	N/A	1.022	$28.00	40.00%
2007 Grants
Target amounts	25.80%	3.07%	N/A	N/A	$28.69	20.00%
NAREIT index	25.80%	3.07%	N/A	1.123	$35.22	40.00%
Peer companies	25.80%	3.07%	N/A	1.004	$35.39	40.00%
2006 Grants
Target amounts	24.40%	4.74%	1.32%	N/A	$43.29	20.00%
NAREIT index	24.40%	4.74%	1.32%	.947	$51.47	40.00%
Peer companies	24.40%	4.74%	1.32%	.967	$50.72	40.00%

A summary of the Company’s long-term performance-based share awards as of March 31, 2009 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	139,366	$34.46
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2009 (1)	139,366	$34.46

(1)

Amount excludes 150,000 shares that have been committed for future performance share grants. As of March 31, 2009, fair value has not been determined by a third party valuation expert. Fair value will be determined at the beginning of the perfomance measurement periods on July 1, 2011 and July 1, 2014.

As of March 31, 2009 and December 31, 2008, there were $3,274 and $3,570, respectively, of total unrecognized compensation costs related to long-term performance-based share awards granted under the 1998 Plan. As of March 31, 2009 and December 31, 2008, these costs were expected to be recognized over a weighted–average period of 2.6 and 2.8 years, respectively. No long-term performance-based share awards were vested as of March 31, 2009 and December 31, 2008. The compensation costs related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $296 and $154 for the three months ended March 31, 2009 and 2008, respectively.

8.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses consist of the following expenses incurred by the hotels leased by LHL:

	For the three months ended March 31,
	2009	2008
General and administrative	$12,266	$12,806
Sales and marketing	10,011	9,879
Repairs and maintenance	5,890	5,798
Utilities and insurance	6,066	5,923
Management and incentive fees	3,731	3,585
Franchise fees	988	1,181
Other expenses	219	339

Total other indirect expenses	$39,171	$39,511

As of March 31, 2009, LHL leases all 31 hotels owned by the Company as follows:

1.	Sheraton Bloomington Hotel Minneapolis South
2.	Westin City Center Dallas
3.	Seaview Resort and Spa
4.	Harborside Hyatt Conference Center & Hotel
5.	Hotel Viking
6.	Topaz Hotel
7.	Hotel Rouge
8.	Hotel Madera
9.	Hotel Helix
10.	The Liaison Capitol Hill
11.	Lansdowne Resort
12.	Hotel George
13.	Indianapolis Marriott Downtown
14.	Hilton Alexandria Old Town
15.	Chaminade Resort and Conference Center
16.	Hilton San Diego Gaslamp Quarter
17.	The Grafton on Sunset
18.	Onyx Hotel
19.	Westin Copley Place
20.	Hotel Deca
21.	The Hilton San Diego Resort and Spa
22.	Donovan House
23.	Le Parc Suite Hotel
24.	Westin Michigan Avenue
25.	Hotel Sax Chicago
26.	Alexis Hotel
27.	Hotel Solamar
28.	Gild Hall
29.	Hotel Amarano Burbank
30.	San Diego Paradise Point Resort and Spa
31.	Le Montrose Suite Hotel

On January 1, 2009, the Le Montrose Suite Hotel transitioned to a new lease with LHL.

For each of calendar years 2004 through 2008, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through March 31, 2009, Marriott made cure payments totaling $12,315 for the calendar years 2004 through 2007 to avoid termination. Marriott may recoup these amounts in the event certain future operating thresholds are attained. Through March 31, 2009, Marriott has recouped a total of $2,821 for the calendar years 2004 through 2008. The remaining amount may still be recouped; therefore, the Company recorded a deferred liability of $9,494 as of March 31, 2009 and December 31, 2008, respectively, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. If Marriott fails to make the required cure payment for calendar year 2008, the Company will recognize $9,494 as pre-tax income. The following is a reconciliation of the cure payments and deferred liability as of and for the three months ended March 31, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005:

Year Ended December 31,	Notification Date	Cure Payment			Recoup Amount	Deferred Liability Balance
		Performance Year	Date	Amount
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	$6,371
2008	February 26, 2008	2007	April 10, 2008	3,123	—	$9,494
2009*	February 27, 2009	2008	N/A	—	—	$9,494

			As of March 31, 2009	$12,315	$(2,821)

*	Three months ended March 31, 2009.

9.	Income Taxes

For the three months ended March 31, 2009, income tax benefit of $3,941 was comprised of a current federal, state and local tax expense of $123 and a deferred federal, state and local tax benefit of $4,064 on LHL’s loss of $10,104 before income tax benefit.

The Company has estimated LHL’s income tax benefit for the three months ended March 31, 2009 using a combined federal and state rate of 40.2%. As of March 31, 2009, the Company had a deferred tax asset of $21,549 primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent years cannot be reasonably estimated.

10.	Earnings per Common Share

The limited partners’ outstanding common limited partnership units in the Operating Partnership (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares, including unvested restricted shares when the assumed repurchase amount exceeds the amount outstanding, have been excluded from the diluted earnings per share calculation. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s adoption of FSP EITF 03-6-1 on January 1, 2009 has resulted in the exclusion of distributed and undistributed earnings attributable to unvested restricted shares (participating securities), as applicable, from net income or loss attributable to common shareholders utilized in the basic and diluted earnings per share calculations. The computation of basic and diluted earnings per common share is presented below:

	For the three months ended March 31,
	2009	2008
Numerator:
Net loss attributable to common shareholders	$(18,868)	$(14,830)
Dividends paid on unvested restricted shares	(4)	(99)
Undistributed earnings attributable to unvested restricted shares	—	—

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(18,872)	$(14,929)

Denominator:
Weighted average number of common shares - basic	40,602,995	39,919,144
Effect of dilutive securities:
Unvested restricted shares	—	—
Stock options and compensation-related shares	68,137	155,002

Weighted average number of common shares - diluted	40,671,132	40,074,146

Basic Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.46)	$(0.37)

Diluted Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.46)	$(0.37)

11.	Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2009	2008
Interest paid, net of capitalized interest	$9,867	$11,545

Interest capitalized	649	1,390

Income taxes (refunded) paid, net	(465)	602

Distributions payable (common shares)	411	6,837

Distributions payable (preferred shares)	6,322	5,624

Accrued capital expenditures	884	9,646

Issuance of common shares for board of trustees compensation	110	152

Repurchase of common shares (treasury)	(365)	(955)

In conjunction with the property acquisition, the Company assumed assets and liabilities as follows:
Real estate assets	$—	$52,910
Liabilities	—	(1,441)

Acquisition of property	$—	$51,469

12.	Subsequent Events

In August 2005, the Company acquired the Westin Copley Place in Boston, Massachusetts. As part of the consideration to acquire the hotel, the Operating Partnership issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) of the Operating Partnership. The Series C Preferred Units were redeemable for 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share, of the Company on a one-for-one basis. As previously disclosed, on February 1, 2009, each of the Series C Preferred Units was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C Preferred Shares”). Prior to the exchange described below, the Series C Preferred Shares were held by SCG Hotel DLP, L.P. (“SCG”). On April 16, 2009, SCG exchanged its Series C Preferred Shares for an equal number of 7.25% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share (the “Series G Preferred Shares”) of the Company in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Exchange Act of 1933, as amended. In connection with the exchange, SCG will pay the Company a fee of $1,000 upon the later to occur of the effectiveness of the registration statement with the SEC and the listing of the Series G Preferred Shares on the New York Stock Exchange. The Company will recognize the $1,000 fee as income, upon payment. The Company has filed a registration statement with the SEC to register the resale of the Series G Preferred Shares.

The Company paid the following common and preferred dividends subsequent to March 31, 2009:

Security Type	Share/ Unit	Dividend per Share/Unit	For the Quarter Ended	Declared	Record Date	Payable Date
Common	Share/Unit	$0.01	31-Mar-2009	4-Feb-2009	31-Mar-2009	15-Apr-2009
8 3/8% Series B Preferred	Share	$0.52	31-Mar-2009	n/a	1-Apr-2009	15-Apr-2009
7 1/4% Series C Preferred	Share/Unit	$0.45	31-Mar-2009	n/a	1-Apr-2009	15-Apr-2009
7 1/2% Series D Preferred	Share	$0.47	31-Mar-2009	n/a	1-Apr-2009	15-Apr-2009
8% Series E Preferred	Share	$0.50	31-Mar-2009	n/a	1-Apr-2009	15-Apr-2009
7 1/4% Series G Preferred	Share	$0.45	31-Mar-2009	n/a	1-Apr-2009	15-Apr-2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 of this report.

Forward-Looking Statements

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Forward-looking statements in this report include, among others, statements about the Company’s business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

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

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	the possible failure of the Company to qualify as a REIT and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses; and

•	the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated elsewhere in this report.

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

Overview

The Company measures hotel performance by evaluating financial metrics such as room revenue per available room (“RevPAR”), funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company evaluates the hotels in its portfolio and potential acquisitions using these metrics to determine each portfolio hotel’s contribution or acquisition hotel’s potential contribution toward reaching the Company’s goal of maintaining a reliable stream of income and moderate growth to shareholders. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire new hotel properties that meet its investment criteria. Currently, due to the dislocation between buyers and sellers, the tight lending conditions, deteriorating operating fundamentals and lack of economic and industry clarity, it is difficult for the Company to identify hotels to acquire that fit its stringent investment criteria at prices that are generally acceptable to sellers.

In the first quarter of 2009, the economic environment was challenging as businesses and consumers continued to limit spending, unemployment grew and lending activity was limited. Due to the weakness in the economy, industry RevPAR fell substantially in the first quarter. Industry-wide demand declined by 8.0% in the first quarter, as compared to the same time last year. Leisure travel was soft, due to the financial pressure on consumers. However, leisure results reflected an appetite of the leisure customer for value-based deals as a significant portion of leisure business shifted to the discount channels. Business travel declines outpaced leisure as both group and transient business demand fell substantially. The Company’s RevPAR results substantially outperformed the industry due to the continued ramp up of several of our recently redeveloped and repositioned hotels and as a result of our exposure to Washington, D.C.

For the first quarter of 2009, the Company had a net loss applicable to common shareholders of $18.9 million, or $0.46 per diluted share. FFO was $8.6 million, or $0.21 per diluted share, and EBITDA was $21.3 million. RevPAR for the hotel portfolio was $104.01, which declined by 11.8% compared to the first quarter of 2008. Average daily rate fell 5.5% to $172.15 and occupancy was down 6.7% to 60.4%, compared to the same period of the prior year. Hotel portfolio revenues declined 9.1% and hotel portfolio expenses were reduced by 7.2% compared to the first quarter of 2008, resulting in a hotel portfolio EBITDA decrease of 16.4%.

Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO, EBITDA, and Hotel EBITDA and a reconciliation of FFO, EBITDA, and Hotel EBITDA to net income, a GAAP measurement.

Critical Accounting Estimates

Substantially all of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated by the hotel operators to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and revenue and expense estimates for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses, recorded on the Company’s consolidated statements of operations based on an aggregate estimate, are fairly stated.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion of critical accounting estimates.

The Company’s management has discussed the policy of using estimated hotel operating revenues and expenses and the contingent lease liability with the audit committee of its Board of Trustees. The audit committee has reviewed the Company’s disclosure relating to the estimates in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations section.

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Industry travel was softer in the first quarter compared to prior year levels. Year-over-year, industry supply grew as demand fell sharply. The Company outperformed the industry in terms of RevPAR due to the ramping up of numerous properties that have recently been redeveloped and repositioned and our exposure to Washington, D.C. Occupancy at the properties fell 6.7% from the prior year, as ADR declined 5.5% compared to the prior year resulting in a RevPAR decrease of 11.8% compared to the prior year.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (31 hotels as of March 31, 2009), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking, and other ancillary revenues) increased $3.9 million from $122.5 million in 2008 to $126.4 million in 2009. This increase includes amounts that are not comparable year-over-year as follows:

•	$8.6 million increase in room, food and beverage and other revenue from San Diego Paradise Point Resort and Spa due to the transition to a new lease with LHL as of June 1, 2008;

•	$2.7 million increase in room, food and beverage and other revenue from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project; and

•	$1.9 million increase in room, food and beverage and other revenue from Le Montrose Suite Hotel due to the transition to a new lease with LHL as of January 1, 2009.

Additional increases were as follows:

•

$3.8 million increase in room, food and beverage and other revenue from The Liaison Capitol Hill due to improved hotel facilities as a result of an extensive hotel and restaurant renovation, and an increase in ADR; and

•	$1.4 million increase in room, food and beverage and other revenue from The Hilton San Diego Resort and Spa due to improved hotel facilities as a result of renovations.

The above increases are partially offset by the following decreases:

•

$3.2 million decrease in room, food and beverage and other revenue from Sheraton Bloomington Hotel Minneapolis South ($2.2 million) and Harborside Hyatt Conference Center & Hotel ($1.0 million) primarily due to a decline in occupancy and ADR;

•	$3.1 million decrease in room and food and beverage revenue from Westin Michigan Avenue primarily due to a decline in occupancy and ADR;

•	$1.7 million decrease in room, food and beverage and other revenue from Le Parc Suite Hotel ($0.9 million) and Hotel Sax Chicago ($0.8 million) primarily due to a decline in occupancy and ADR;

•	$0.8 million decrease in room and food and beverage revenue from Hilton San Diego Gaslamp Quarter primarily due to a decrease in ADR;

•	$0.7 million decrease in room, food and beverage and other revenue from Seaview Resort and Spa primarily due to a decline in occupancy;

•	$0.6 million decrease in room, food and beverage and other revenue from Indianapolis Marriott Downtown primarily due to a decrease in ADR and lower group sales;

•	$0.6 million decrease in food and beverage and other revenue net of a slight increase in room revenue from Lansdowne Resort primarily due to lower group sales;

•	$0.6 million decrease in room and other revenue from Westin City Center Dallas primarily due to a decline in occupancy and ADR; and

•

$0.6 million decrease in room and other revenue from Westin Copley Place primarily due to declines in occupancy and ADR, net of an increase in food and beverage revenue primarily due to improved hotel facilities as a result of meeting space and ballroom renovations.

The remaining decrease of $2.6 million is primarily due to a 11.8% decrease in RevPAR, attributable to a 6.7% decrease in occupancy and a 5.5% decrease in ADR across the portfolio.

Participating Lease Revenue

Participating lease revenue from hotels leased to third party lessees (no such hotels as of March 31, 2009) decreased $5.5 million, from $5.5 million in 2008 to zero in 2009. The decrease is due to the transitions of San Diego Paradise Point Resort and Spa and Le Montrose Suite Hotel to new leases with LHL as of June 1, 2008 and January 1, 2009, respectively.

Other Income

Other income had no change from 2008 to 2009, with $1.5 million in both periods. Other income primarily includes retail lease revenues.

Hotel Operating Expenses

Hotel operating expenses increased $1.2 million from $90.3 million in 2008 to $91.5 million in 2009. This overall increase is net of decreases portfolio-wide resulting from reductions in management and hourly staffing levels and other cost-saving initiatives.

This increase includes amounts that are not comparable year-over-year as follows:

•

$6.0 million increase in room, food and beverage, other operating department and indirect expense from San Diego Paradise Point Resort and Spa due to the transition to a new lease with LHL as of June 1, 2008;

•

$1.1 million increase in room, food and beverage, other operating department and indirect expense from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project; and

•	$1.0 million increase in room, food and beverage, other operating department and indirect expense from Le Montrose Suite Hotel due to the transition to a new lease with LHL as of January 1, 2009.

Additional increase is as follows:

•

$1.7 million increase in room, food and beverage, other operating department and indirect expense from The Liaison Capitol Hill due to improved hotel facilities as a result of an extensive hotel and restaurant renovation, which increased occupancy and in turn increased service costs.

The above increases are partially offset by the following decreases:

•

$3.3 million decrease in room, food and beverage, other operating department and indirect expense from Westin Michigan Avenue ($1.5 million), Sheraton Bloomington Hotel Minneapolis South ($1.2 million) and Hotel Sax Chicago ($0.6 million) primarily due to declines in occupancy, which in turn decreased service costs;

•

$1.5 million decrease in room, food and beverage, other operating department and indirect expense from Lansdowne Resort ($0.9 million) and Indianapolis Marriott Downtown ($0.6 million) primarily due to lower group sales, which in turn decreased service costs;

•

$0.5 million decrease in room, other operating department and other indirect expense from Westin Copley Place primarily due to a decline in occupancy, which in turn decreased service costs, net of an increase in food and beverage expense primarily due to improved hotel facilities as a result of meeting space and ballroom renovations, which in turn increased service costs; and

•

$0.5 million decrease in room, food and beverage revenue and other operating department expense net of an increase in other indirect expense from Seaview Resort and Spa primarily due to a decline in occupancy, which in turn decreased service costs.

The remaining decrease of $2.8 million is primarily attributable to lower operating costs resulting from a 6.7% decrease in occupancy across the portfolio.

Depreciation and Amortization

Depreciation and amortization expense increased $2.9 million from $24.7 million in 2008 to $27.6 million in 2009. This increase includes an amount that is not comparable year-over-year of $1.3 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The remaining increase of $1.6 million is primarily due to building and land improvements and purchases of furniture, fixtures and equipment across the hotel portfolio during 2009 and 2008.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses had no change from 2008 to 2009, with $8.8 million in both periods. The 2009 period includes an amount that is not comparable year-over-year of $0.4 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The 2009 period also includes a decrease of $0.7 million from Hotel Sax Chicago due to a decrease in assessment. The remaining increase of $0.3 million is a result of an increase in real estate and personal property taxes of $0.4 million primarily from increases in assessments and rates at certain of the hotel properties, partially offset by a decrease in insurance premiums of $0.1 million across the portfolio.

Ground Rent

Ground rent had no change from 2008 to 2009, with $1.5 million in both periods. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.

General and Administrative Expenses

General and administrative expense increased $0.5 million from $3.7 million in 2008 to $4.2 million in 2009 primarily as a result of an increase in non-cash equity compensation costs and legal fees.

Other Expenses

Other expenses decreased $0.2 million from $0.8 million in 2008 to $0.6 million in 2009 primarily due to a decrease in expenses related to the renaming and repositioning of hotels, partially offset by an increase in common area maintenance costs incurred at the 330 N. Wabash Avenue property in the 2009 period.

Interest Income

Interest income decreased $0.1 million from $0.1 million in 2008 to an immaterial amount in 2009 primarily due to decreases in cash balances and interest rates in the 2009 period.

Interest Expense

Interest expense decreased by $1.6 million from $11.5 million in 2008 to $9.9 million in 2009 due to a decrease in the weighted average interest rate, partly offset by an increase in the Company’s weighted average debt and a decrease in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations increased from $901.4 million in 2008 to $974.6 million in 2009, which includes increases from:

•	additional borrowing to purchase a controlling interest in the joint venture that acquired the 330 N. Wabash Avenue property in March 2008 and to fund related redevelopment costs; and

•	additional borrowings under the Company’s credit facility to finance other capital improvements during 2008 and 2009.

The above borrowings are offset by paydowns on outstanding debt from operating cash flows.

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 4.8% in 2008 to 3.9% in 2009. The Company’s weighted average interest rate excluding the impact of capitalized interest decreased from 5.4% in 2008 to 4.1% in 2009. The decrease in the Company’s weighted average interest rate is due in part to the February 2009 repayment of the Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas mortgage loans through additional borrowings on its senior unsecured credit facility, which bears a lower interest rate than the mortgage loans. Capitalized interest decreased $0.8 million, from $1.4 million in 2008 to $0.6 million in 2009, primarily due to the completion of the Donovan House renovation in March 2008 partly offset by the redevelopment of the 330 N. Wabash Avenue property as a super luxury hotel.

Income Taxes

Income tax benefit had no change from 2008 to 2009, with $3.9 million in both periods. For the three months ended March 31, 2009, current federal, state and local income tax expense totaled $0.1 million. LHL’s net loss before income tax benefit decreased $1.3 million from $11.4 million in 2008 to $10.1 million in 2009. Accordingly, for the three months ended March 31, 2009, LHL recorded a deferred federal, state and local income tax expense of $4.0 million (using an estimated tax rate of 40.2%).

As of March 31, 2009, the Company had a deferred tax asset of $21.5 million primarily due to current and past years’ tax net operating losses. These loss carryforwards will expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in consolidated entity represents the outside equity interest in the 330 N. Wabash Avenue property which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Noncontrolling Interests

Noncontrolling interest of common units in the Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by a third party. Income or loss is allocated to common units noncontrolling interest based on the weighted average percentage ownership throughout the period. At March 31, 2009, the limited partner held 0.2% of the common units of the Operating Partnership.

Noncontrolling interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The decrease in noncontrolling interest of preferred units in the Operating Partnership from $1.4 million in 2008 to $0.4 million in 2009 is a result of the redemption of 1,098,348 Series F Preferred Units during the third and fourth quarter of 2008 and the redemption of the 2,348,888 Series C Preferred Units on February 1, 2009.

Distributions to Preferred Shareholders

Distributions to preferred shareholders increased $0.7 million, from $5.6 million in 2008 to $6.3 million in 2009 due to the redemption of the Series C Preferred Units and issuance of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest on February 1, 2009.

Non-GAAP Financial Measures

FFO, EBITDA and Hotel EBITDA

The Company considers the non-GAAP measures of FFO, EBITDA and Hotel EBITDA to be key supplemental measures of the Company’s performance and should be considered along with, but not as alternatives to, net income as a measure of the Company’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO, EBITDA and Hotel EBITDA to be helpful in evaluating a real estate company’s operations.

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

Neither FFO, EBITDA, nor Hotel EBITDA represents cash generated from operating activities determined by GAAP and should not be considered as alternatives to net income, cash flows from operations or any other operating performance measure prescribed by GAAP. Neither is FFO, EBITDA or Hotel EBITDA a measure of the Company’s liquidity, nor is FFO, EBITDA or Hotel EBITDA indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. Neither measurement reflects cash expenditures for long-term assets and other items that have been and will be incurred. FFO, EBITDA and Hotel EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company’s operating performance.

The following is a reconciliation between net loss attributable to common shareholders and FFO for the three months ended March 31, 2009 and 2008 (dollars in thousands, except share data):

	For the three months ended March 31,
	2009	2008
Funds From Operations (“FFO”):
Net loss attributable to common shareholders	$(18,868)	$(14,830)
Depreciation	27,383	24,568
Amortization of deferred lease costs	100	123
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	(6)	(1)
Noncontrolling interest of common units in Operating Partnership	(17)	(19)

FFO	$8,592	$9,841

Weighted average number of common shares and units outstanding:
Basic	40,672,995	40,022,674
Diluted	40,741,132	40,177,676

The following is a reconciliation between net loss attributable to common shareholders, EBITDA and Hotel EBITDA for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	For the three months ended March 31,
	2009	2008
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net loss attributable to common shareholders	$(18,868)	$(14,830)
Interest expense	9,860	11,469
Income tax benefit	(3,941)	(3,855)
Depreciation and amortization	27,559	24,741
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	(6)	(1)
Noncontrolling interest of common units in Operating Partnership	(17)	(19)
Noncontrolling interest of preferred units in Operating Partnership	367	1,413
Distributions to preferred shareholders	6,322	5,624

EBITDA	$21,276	$24,542
Corporate expense	4,918	4,875
Interest and other income	(1,470)	(1,627)
Participating lease adjustments (net)	—	(99)
Hotel level adjustments (net)	(1,118)	556

Hotel EBITDA	$23,606	$28,247

Hotel EBITDA includes the operating data for all properties leased to LHL and to third parties for the three months ended March 31, 2009 and 2008. Hotel EBITDA includes adjustments made for periods when hotels were closed for renovations for presentation of comparable information.

Off-Balance Sheet Arrangements

Tax Indemnification Agreement

Pursuant to the acquisition of the Westin Copley Place, the Company entered into a Tax Reporting and Protection Agreement (the “Tax Agreement”) with Transwest Copley Square LLC (formerly SCG Copley Square LLC). Under the Tax Agreement, the Company was required, among other things, to indemnify Transwest Copley Square LLC (and its affiliates) for certain income tax liabilities that such entities would have incurred if the Westin Copley Place was transferred by the Company in a taxable transaction or if the Company failed to maintain a certain level of indebtedness with respect to the Westin Copley Place or its operations. The obligations of the Company under the Tax Protection Agreement (i) did not apply in the case of a foreclosure of the Westin Copley Place, if certain specified requirements were met, (ii) were limited to $20.0 million (although a limitation of $10.0 million is applicable to certain specified transactions), and (iii) terminated on the earlier of the tenth anniversary of the Company’s acquisition of the Westin Copley Place or January 1, 2016.

On February 1, 2009, each of the 2,348,888 7.25% Series C Preferred Units, issued as part of the consideration to acquire the hotel, were redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of beneficial interest to the unitholder. The issuance of the Series C Preferred Shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The Series C Preferred Shares are not currently listed on any exchange; however, there is a registration rights agreement between the Company and the holder of the shares, which allows for the shares to be registered in the future. As a result of the redemption of all the partnership interests issued in consideration for the hotel, the contingent obligation of the Company to reimburse the seller of the hotel up to $20.0 million of taxes related to unrealized taxable gains created at the time of the Company’s acquisition of the hotel, as described in the Tax Reporting and Protection Agreement entered into by the Company, has become null and void.

Joint Venture

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250.0 million of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700.0 million. The Company, through the Operating Partnership, owns a 15.0% equity interest in the joint venture and will have the opportunity to earn additional capital gains, based upon achieving specific return thresholds based on the joint venture’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75.0 million, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175.0 million, and (iii) any asset with an acquisition price between $75.0 million and $175.0 million will be offered on a rotational basis with the first acquisition allocated to the joint venture. As of March 31, 2009, there were no acquisitions through the joint venture.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.5% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of March 31, 2009, $2.4 million was available in restricted cash reserves for future capital expenditures.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from hotels leased by LHL. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s credit facility, secured financing on one or all of the Company’s twenty-one unencumbered properties, the sale of one or more properties and equity issuances available under the shelf registration statement.

LHL is a wholly-owned subsidiary of the Operating Partnership. Payments to the Operating Partnership are required pursuant to the terms of the lease agreements between LHL and the Operating Partnership relating to the properties owned by the Operating Partnership and leased by LHL. The lessees’ ability to make rent payments to the Operating Partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, are dependent on the lessees’ ability to generate sufficient cash flow from the operation of the hotels.

Debt at March 31, 2009 and December 31, 2008 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2009	December 31, 2008
Credit facilities
Senior unsecured credit facility	Floating (a)	April 2011 (a)	$273,800	$234,500
LHL unsecured credit facility	Floating (b)	April 2011 (b)	3,357	5

Total borrowings under credit facilities			277,157	234,505

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Gild Hall	Floating (d)	November 2009 (d)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009 (e)	—	38,487
Hilton Alexandria Old Town	4.98%	September 2009 (f)	31,013	31,227
Le Montrose Suite Hotel	8.08%	July 2010	13,066	13,138
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	6.28%	August 2014	10,083	10,142
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans at stated value			646,442	685,274
Unamortized loan premium (g)			397	412

Total mortgage loans			646,839	685,686

Total debt			$966,496	$962,691

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2009, the rates, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $86,000 and $187,800 were 1.36% and 1.32%, respectively. As of December 31, 2008, the rates, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $97,000 and $137,500 were 2.00% and 1.28%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2009 and December 31, 2008, the rates, including the applicable margin, for LHL’s outstanding LIBOR borrowings were 1.36% and 2.00%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)	The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2009 were 1.25% and 0.50% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2008 were 4.50% and 1.00% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates as of March 31, 2009 and December 31, 2008 were 1.31% and 2.19%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The original maturity date was scheduled for November 2008. On October 3, 2008, the Company exercised its first option to extend the loan maturity to November 2009. The Company intends to exercise its second option to extend the loan maturity to November 2010.

(e)	The Company repaid the mortgage loans on February 2, 2009 through borrowings on its senior unsecured credit facility.

(f)	The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(g)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $397 as of March 31, 2009 and $412 as of December 31, 2008.

The Company incurred interest expense of $9.9 million and $11.5 million for the three months ended March 31, 2009 and 2008, respectively. Included in interest expense is the amortization of deferred financing fees of $0.3 million for the three months ended March 31, 2009 and 2008. Interest was capitalized in the amounts of $0.6 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450.0 million. The credit facility has a maturity date of April 13, 2011 with, at the Company’s option, a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2009, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the senior unsecured credit facility was 1.3% and 4.3% for the three months ended March 31, 2009 and 2008. The Company did not have any Adjusted Base Rate borrowings outstanding as of March 31, 2009. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $0.1 million for the three months ended March 31, 2009 and 2008. As of March 31, 2009 and December 31, 2008, the Company had $273.8 million and $234.5 million, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility has a maturity date of April 13, 2011 with, at LHL’s option, a one-year extension option. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2009, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 1.3% and 4.4% for the three months ended March 31, 2009 and 2008, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding as of March 31, 2009. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of an immaterial amount for the three months ended March 31, 2009 and 2008. As of March 31, 2009 and December 31, 2008, LHL had $3.4 million and an immaterial amount, respectively, of outstanding borrowings under the LHL credit facility.

Sources and Uses of Cash

As of March 31, 2009, the Company had $7.0 million of cash and cash equivalents and $7.1 million of restricted cash reserves, $2.4 million of which was available for future capital expenditures. Additionally, the Company had $174.9 million available under the senior unsecured credit facility and $21.6 million available under the LHL credit facility.

Net cash provided by operating activities was $7.0 million for the three months ended March 31, 2009 primarily due to the operations of hotels leased by LHL, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $11.4 million for the three months ended March 31, 2009 primarily due to outflows for improvements and additions at the hotels and development property, partially offset by proceeds from restricted cash reserves.

Net cash used in financing activities was $6.7 million for the three months ended March 31, 2009 primarily due to repayments under credit facilities, mortgage loan repayments, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders and unitholders, partially offset by borrowings under credit facilities.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities, borrowings under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s twenty-one unencumbered properties, the sale of one or more properties and equity issuances available under the shelf registration statement. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s twenty-one unencumbered properties, the sale of one or more properties or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s twenty-one unencumbered properties, the sale of one or more properties, estimated cash flows from operations and the issuance of additional equity securities. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition and development criteria have been achieved.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.

Contractual Obligation

The following is a summary of the Company’s obligations and commitments as of March 31, 2009 (dollars in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Contractual Obligations		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$851,838	$86,398	$81,810	$185,450	$498,180
Borrowings under credit facilities (2)	284,770	3,745	281,025	—	—
Ground rent (3)	190,864	4,722	9,465	9,495	167,182
Massport Bonds (1)	44,756	253	506	506	43,491
Purchase commitments (4)
Purchase orders and letters of commitment	10,868	10,868	—	—	—

Total obligations and commitments	$1,383,096	$105,986	$372,806	$195,451	$708,853

(1)

Amounts include principal and interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt. Interest expense on the variable rate debt is calculated based on the rate as of March 31, 2009.

(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rate as of March 31, 2009. It is assumed that the outstanding debt as of March 31, 2009 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)

As of March 31, 2009, purchase orders and letters of commitment totaling approximately $10.9 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels

For each of calendar years 2004 through 2008, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through March 31, 2009, Marriott made cure payments totaling $12.3 million for the calendar years 2004 through 2008 to avoid termination. Marriott may recoup these amounts in the event certain future operating thresholds are attained. Through March 31, 2009, Marriott has recouped a total of $2.8 million for the calendar years 2004 through 2007. The remaining amount may still be recouped; therefore, the Company recorded a deferred liability of $9.5 million as of March 31, 2009 and December 31, 2008, respectively, which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. If Marriott fails to make the required cure payment for calendar year 2008, the Company will recognize $9.5 million as pre-tax income. The following is a reconciliation of the cure payments and deferred liability as of and for the three months ended March 31, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005 (dollars in thousands):

		Cure Payment				Deferred Liability Balance
Year Ended December 31,	Notification Date	Performance Year	Date	Amount	Recoup Amount
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	$6,371
2008	February 26, 2008	2007	April 10, 2008	3,123	—	$9,494
2009*	February 27, 2009	2008	N/A	—	—	$9,494

			As of March 31, 2009	$12,315	$(2,821)

*	Three months ended March 31, 2009.

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three months ended March 31, 2009 and 2008, respectively:

	For the three months ended March 31,
	2009	2008	Variance
Total Portfolio
Occupancy	60.4%	64.8%	-6.7%
ADR	$172.15	$182.12	-5.5%
RevPAR	$104.01	$117.94	-11.8%

Joint Ventures

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, acquired floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46.0 million plus acquisition costs. The joint venture has developed plans to convert the existing vacant floors to a super luxury hotel. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs totaling $61.2 million and $60.1 million are included in property under development in the consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively. The 5.0% interest of the outside partner is included in redeemable noncontrolling interest in consolidated entity in the consolidated balance sheets.

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250.0 million of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700.0 million. The Company, through the Operating Partnership, owns a 15.0% equity interest in the joint venture and will have the opportunity to earn additional capital gains, based upon achieving specific return thresholds based on the joint venture’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75.0 million, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175.0 million, and (iii) any asset with an acquisition price between $75.0 million and $175.0 million will be offered on a rotational basis with the first acquisition allocated to the joint venture. The Company accounts for its investment in this joint venture under the equity method of accounting. As of March 31, 2009, there were no acquisitions through the joint venture.

Inflation

The Company’s revenues come primarily from its pro rata share of the Operating Partnership’s cash flow from LHL hotel operating revenues, thus the Company’s revenues will vary based on changes in the underlying hotels’ revenues. Therefore, the Company relies entirely on the performance of the hotels and the lessee’s ability to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the lessee’s and hotel operators’ abilities to raise rates faster than inflation or even at the same rate.

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

Seasonality

The Company’s hotels’ operations historically have been seasonal. Taken together, the hotels maintain higher occupancy rates during the second and third quarters. These seasonality patterns can be expected to cause fluctuations in hotel operating revenue from LHL.

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

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. As of March 31, 2009, approximately $339.7 million of the Company’s aggregate indebtedness (35.2% of total indebtedness) was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $0.8 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $339.7 million, the balance at March 31, 2009.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2009. There were no changes to the Company’s internal control over financial reporting during the first quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The Company and the Operating Partnership are subject to claims and actions in the ordinary course and, from time to time, to other litigation.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2005, the Company acquired the Westin Copley Place in Boston, Massachusetts. As part of the consideration to acquire the hotel, the Operating Partnership issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) of the Operating Partnership. The Series C Preferred Units were redeemable for 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share, of the Company on a one-for-one basis. On February 1, 2009, each of the Series C Preferred Units was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. The issuance of the Series C Preferred Shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. As a result of the redemption of all of the partnership interests issued in consideration for the hotel, the Company’s contingent obligation to reimburse the seller of the hotel up to $20.0 million of taxes related to unrealized taxable gains created at the time of the Company’s acquisition of the hotel, as described in the Tax Reporting and Protection Agreement entered into by the Company, has become null and void.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: April 22, 2009	BY:	/s/ JULIO E. MORALES
Julio E. Morales
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002