Form 10-Q
period 2009-06-30
LASALLE HOTEL PROPERTIES
filed 2009-07-22
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 22, 2009
Common Shares of Beneficial Interest ($0.01 par value)	63,554,606
8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000
7 1/2% Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	6,348,888

PART I. Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets:
Investment in hotel properties, net	$1,925,731	$1,967,255
Property under development	62,499	66,563
Cash and cash equivalents	6,801	18,056
Restricted cash reserves (Note 5)	8,410	9,853
Rent receivable	—	85
Hotel receivables (net of allowance for doubtful accounts of approximately $976 and $1,340, respectively)	33,264	22,096
Deferred financing costs, net	2,137	2,672
Deferred tax asset	14,436	17,484
Prepaid expenses and other assets	33,876	27,406

Total assets	$2,087,154	$2,131,470

Liabilities and Equity:
Borrowings under credit facilities (Note 4)	$28,374	$234,505
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $380 and $412, respectively) (Note 4)	615,686	685,686
Accounts payable and accrued expenses	69,450	87,188
Advance deposits	13,685	12,134
Accrued interest	2,832	3,424
Distributions payable	7,325	9,121

Total liabilities	779,852	1,074,558

Redeemable noncontrolling interest in consolidated entity (Note 3)	2,750	2,769
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value (liquidation preference of $352,972 and $294,250, respectively), 40,000,000 shares authorized, and 14,118,888 and 11,770,000 shares issued and outstanding, respectively (Note 6)	141	118
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 63,554,606 and 41,065,487 shares issued and outstanding, respectively (Note 6)	636	411
Additional paid-in capital, net of offering costs of $54,704 and $42,679, respectively	1,468,427	1,146,581
Distributions in excess of retained earnings	(165,146)	(153,438)

Total shareholders’ equity	1,304,058	993,672

Noncontrolling Interests:
Noncontrolling interest in consolidated entity	56	64
Noncontrolling interest of common units in Operating Partnership (redemption value of $864 and $774, respectively) (Notes 1 and 6)	438	668
Noncontrolling interest of preferred units in Operating Partnership (redemption value of zero and $59,787, respectively) (Notes 1 and 6)	—	59,739

Total noncontrolling interests	494	60,471

Total equity	1,304,552	1,054,143

Total liabilities and equity	$2,087,154	$2,131,470

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Revenues:
Hotel operating revenues:
Room	$103,730	$127,203	$183,685	$207,701
Food and beverage	46,268	51,967	82,682	84,416
Other operating department	12,691	14,318	22,766	23,889

Total hotel operating revenues	162,689	193,488	289,133	316,006
Participating lease revenue	—	5,057	—	10,564
Other income	11,745	2,496	13,201	4,040

Total revenues	174,434	201,041	302,334	330,610

Expenses:
Hotel operating expenses:
Room	23,676	27,361	44,848	48,848
Food and beverage	30,085	33,275	56,549	57,870
Other direct	5,793	6,640	10,532	11,328
Other indirect	41,451	46,575	80,622	86,086

Total hotel operating expenses	101,005	113,851	192,551	204,132
Depreciation and amortization	27,482	26,819	55,041	51,560
Real estate taxes, personal property taxes and insurance	6,929	9,865	15,689	18,666
Ground rent (Note 5)	1,504	1,997	3,001	3,545
General and administrative	4,305	4,170	8,526	7,828
Other expenses	1,182	682	1,796	1,504

Total operating expenses	142,407	157,384	276,604	287,235

Operating income	32,027	43,657	25,730	43,375
Interest income	15	26	29	109
Interest expense	(9,887)	(12,362)	(19,747)	(23,831)

Income before income tax (expense) benefit	22,155	31,321	6,012	19,653
Income tax (expense) benefit (Note 9)	(7,245)	(3,738)	(3,304)	117

Net income	14,910	27,583	2,708	19,770

Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity (Note 3)	13	4	19	5
Noncontrolling interest of common units in Operating Partnership (Notes 1 and 6)	(26)	(72)	(9)	(53)
Noncontrolling interest of preferred units in Operating Partnership (Notes 1 and 6)	—	(1,346)	(367)	(2,759)

Net income attributable to noncontrolling interests	(13)	(1,414)	(357)	(2,807)

Net income attributable to the Company	14,897	26,169	2,351	16,963
Distributions to preferred shareholders	(6,689)	(5,624)	(13,011)	(11,248)

Net income (loss) attributable to common shareholders	$8,208	$20,545	$(10,660)	$5,715

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Earnings per Common Share - Basic:
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.16	$0.51	$(0.23)	$0.14

Earnings per Common Share - Diluted:
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.16	$0.51	$(0.23)	$0.14

Weighted average number of common shares outstanding:
Basic	50,920,244	39,919,144	45,790,120	39,919,144
Diluted	50,999,598	40,036,486	45,862,509	40,056,465

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Equity

(Dollars in thousands, except per share/unit data)

(unaudited)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest in Consolidated Entity	Noncontrolling Interest of Common Units in Operating Partnership	Noncontrolling Interest of Preferred Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$118	$411	$—	$1,146,581	$(153,438)	$993,672	$64	$668	$59,739	$60,471	$1,054,143
Issuance of shares, net of offering costs	—	224	58	260,164	—	260,446	—	—	—	—	260,446
Repurchase of common shares (treasury shares)	—	—	(365)	—	—	(365)	—	—	—	—	(365)
Unit conversions	23	—	—	58,699	—	58,722	—	—	(58,675)	(58,675)	47
Deferred compensation, net	—	1	307	2,745	—	3,053	—	—	—	—	3,053
Reclassification of noncontrolling interest	—	—	—	238	—	238	—	(238)	—	(238)	—
Redeemable noncontrolling interest	—	—	—	—	19	19	—	—	—	—	19
Distributions on common shares/units ($0.02 per share/unit)	—	—	—	—	(1,048)	(1,048)	—	(1)	—	(1)	(1,049)
Distributions on preferred shares/units	—	—	—	—	(13,011)	(13,011)	(8)	—	(1,431)	(1,439)	(14,450)
Net income	—	—	—	—	2,332	2,332	—	9	367	376	2,708

Balance, June 30, 2009	$141	$636	$—	$1,468,427	$(165,146)	$1,304,058	$56	$438	$—	$494	$1,304,552

Balance, December 31, 2007	$118	$401	$—	$1,128,708	$(91,091)	$1,038,136	$—	$747	$87,652	$88,399	$1,126,535
Issuance of shares, net of offering costs	—	—	112	40	—	152	—	—	—	—	152
Repurchase of common shares (treasury shares)	—	—	(955)	—	—	(955)	—	—	—	—	(955)
Deferred compensation, net	—	3	828	1,223	—	2,054	—	—	—	—	2,054
Redeemable noncontrolling interest	—	—	—	—	5	5	—	—	—	—	5
Distributions on common shares/units ($1.02 per share/unit)	—	—	—	—	(41,023)	(41,023)	—	(105)	—	(105)	(41,128)
Distributions on preferred shares/units	—	—	—	—	(11,248)	(11,248)	—	—	(2,929)	(2,929)	(14,177)
Net income	—	—	—	—	16,958	16,958	—	53	2,759	2,812	19,770

Balance, June 30, 2008	$118	$404	$(15)	$1,129,971	$(126,399)	$1,004,079	$—	$695	$87,482	$88,177	$1,092,256

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	2,708	19,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,041	51,560
Amortization of deferred financing costs and mortgage premiums	503	536
Deferred compensation	3,053	2,054
Allowance for doubtful accounts	(364)	(54)
Changes in assets and liabilities:
Restricted cash reserves, net	1,224	(382)
Rent receivable	85	1,314
Hotel receivables	(10,804)	(16,243)
Deferred tax asset	3,048	(1,208)
Prepaid expenses and other assets	(4,429)	(26,658)
Accounts payable and accrued expenses	(13,300)	10,548
Advance deposits	1,551	10,058
Accrued interest	(592)	(290)

Net cash provided by operating activities	37,724	51,005

Cash flows from investing activities:
Improvements and additions to hotel properties	(15,998)	(55,917)
Acquisition of property	—	(51,469)
Purchase of office furniture and equipment	(3)	(23)
Restricted cash reserves, net	219	2,930

Net cash used in investing activities	(15,782)	(104,479)

Cash flows from financing activities:
Borrowings under credit facilities	204,676	249,499
Repayments under credit facilities	(410,807)	(142,398)
Repayments of mortgage loans	(69,968)	(16,815)
Payment of deferred financing costs	—	(538)
Contributions from redeemable noncontrolling interest	—	2,644
Purchase of treasury shares	(365)	(955)
Proceeds from issuance of common shares	272,361	—
Payment of common offering costs	(11,802)	—
Distributions-preferred shares/units	(13,391)	(14,177)
Distributions-common shares/units	(3,901)	(41,026)

Net cash (used in) provided by financing activities	(33,197)	36,234

Net change in cash and cash equivalents	(11,255)	(17,240)
Cash and cash equivalents, beginning of period	18,056	26,050

Cash and cash equivalents, end of period	$6,801	$8,810

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share/unit data)

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

As of June 30, 2009, the Company owned interests in 31 hotels with approximately 8,500 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. All 31 of the hotels are leased to LHL (see Note 8), including one hotel which transitioned from a lease with an unaffiliated lessee to a new lease with LHL as of January 1, 2009. The LHL leases expire between 2009 and 2013. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement. Additionally, the Company owns a 95.0% joint venture interest in a property under development (see Note 3).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned 99.9% of the common units of the Operating Partnership at June 30, 2009. The remaining 0.1% was held by a limited partner who held 70,000 limited partnership common units at June 30, 2009. On February 1, 2009, a limited partner redeemed 2,348,888 Series C Preferred Units of limited interest in the Operating Partnership for 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share. See Note 6 for additional disclosures on common and preferred operating partnership units.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, and consolidated statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior period amounts have been reclassified to conform to the current period presentation, including changes resulting from the adoption of FAS 160 (Note 2) and FSP EITF 03-6-1 (Note 10) on January 1, 2009.

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

Share-Based Compensation

From time to time, the Company awards nonvested shares under the 2009 Equity Incentive Plan (“2009 Plan”) as compensation to officers, employees, and non-employee trustees. The shares vest over three to nine years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for estimated forfeitures.

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“FAS 165”). FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for financial periods ending after June 15, 2009. The Company is adhering to the requirements of FAS 165 starting in the second quarter of 2009.

Noncontrolling Interests

The Company includes the accounts of all entities in which it holds a controlling financial interest in accordance with FASB Accounting Research Bulletin No. 51 (As Amended), “Consolidated Financial Statements” (“ARB 51”). A controlling financial interest is typically attributable to the entity with a majority voting interest per ARB 51. However, FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), clarifies that controlling financial interests may be achieved through arrangements that do not involve voting interests. Under FIN 46(R), the controlling financial interest is held by the entity that will absorb a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 amends FIN 46(R) as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. FAS 167 is effective for the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. Management does not believe adoption of FAS 167 will have a material effect on the Company’s consolidated financial statements.

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

However, per FASB Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interest outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

The consolidated results of the Company include the following ownership interests held by owners other than the Company: the common units in the Operating Partnership held by a third party (70,000 at June 30, 2009), the preferred units in the Operating Partnership held by third parties (none at June 30, 2009), the outside preferred ownership interests in a tax-related ownership entity and the 5.0% interest of the outside partner in the Modern Magic Hotel LLC joint venture.

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

Regarding the 5.0% interest of the outside partner in the Modern Magic Hotel LLC joint venture, the operating agreement contains a liquidation option for the 5.0% investor which, in certain circumstances, could result in a net cash settlement outside the control of the Company. Accordingly, consistent with EITF D-98, the Company will continue to record this noncontrolling interest outside of permanent equity in the consolidated balance sheets. Net income or loss related to this noncontrolling interest is excluded from net income or loss in the consolidated statements of operations. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected this interest at its carrying value as of June 30, 2009 and December 31, 2008 as the carrying cost exceed the estimated redemption value.

3.	Investment in Joint Ventures

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, acquired floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46,000 plus acquisition costs. The joint venture has developed plans to convert the existing vacant floors to a super luxury hotel. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs totaling $61,249 and $60,080 are included in property under development in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively. The 5.0% interest of the outside partner is included in redeemable noncontrolling interest in consolidated entity in the accompanying consolidated balance sheets.

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250,000 of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700,000. The Company, through the Operating Partnership, owns a 15.0% equity interest in the joint venture and will have the opportunity to earn additional capital gains, based upon achieving specific return thresholds based on the joint venture’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75,000, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175,000, and (iii) any asset with an acquisition price between $75,000 and $175,000 will be offered on a rotational basis with the first acquisition allocated to the joint venture. The Company accounts for its investment in this joint venture under the equity method of accounting. As of June 30, 2009, there were no investments through the joint venture.

4.	Long-Term Debt

On February 2, 2009, the Company repaid the Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas mortgage loans in the aggregate amount of $38,385 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loans were due to mature in July 2009.

On June 1, 2009, the Company repaid the Hilton Alexandria Old Town mortgage loan in the amount of $30,873 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loan was due to mature in September 2009.

Debt at June 30, 2009 and December 31, 2008 consisted of the following:

				Balance Outstanding as of
Debt	Interest Rate		Maturity Date	June 30, 2009	December 31, 2008
Credit facilities
Senior unsecured credit facility	Floating	(a)	April 2011 (a)	$18,300	$234,500
LHL unsecured credit facility	Floating	(b)	April 2011 (b)	10,074	5

Total borrowings under credit facilities				28,374	234,505

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating	(c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating	(c)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Gild Hall	Floating	(d)	November 2009 (d)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%		July 2009 (e)	—	38,487
Hilton Alexandria Old Town	4.98%		September 2009 (f)	—	31,227
Le Montrose Suite Hotel	8.08%		July 2010	13,000	13,138
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
Hotel Solamar	5.49%		December 2013	60,900	60,900
Hotel Deca	6.28%		August 2014	10,026	10,142
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%		July 2016	101,780	101,780

Mortgage loans at stated value				615,306	685,274
Unamortized loan premium (g)				380	412

Total mortgage loans				615,686	685,686

Total debt				$686,560	$962,691

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of June 30, 2009, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $18,300 was 1.11%. As of December 31, 2008, the rates, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $97,000 and $137,500 were 2.00% and 1.28%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of June 30, 2009 and December 31, 2008, the rates, including the applicable margin, for LHL’s outstanding LIBOR borrowings were 1.12% and 2.00%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)	The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2009 were 1.00% and 0.40% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2008 were 4.50% and 1.00% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates as of June 30, 2009 and December 31, 2008 were 1.07% and 2.19%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The original maturity date was scheduled for November 2008. On October 3, 2008, the Company exercised its first option to extend the loan maturity to November 2009. The Company intends to exercise its second option to extend the loan maturity to November 2010.

(e)	The Company repaid the mortgage loans on February 2, 2009 through borrowings on its senior unsecured credit facility.

(f)	The Company repaid the mortgage loan on June 1, 2009 through borrowings on its senior unsecured credit facility.

(g)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $380 as of June 30, 2009 and $412 as of December 31, 2008.

        The Company incurred interest expense of $9,887 and $19,747 for the three and six months ended June 30, 2009, respectively, and $12,362 and $23,831 for the three and six months ended June 30, 2008, respectively. Included in interest expense is the amortization of deferred financing fees of $253 and $535 for the three and six months ended June 30, 2009, respectively, and $333 and $676 for the three and six months ended June 30, 2008, respectively. Interest was capitalized in the amounts of zero and $649 for the three and six months ended June 30, 2009, respectively, and $682 and $2,072 for the three and six months ended June 30, 2008, respectively.

As of June 30, 2009, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450,000. The credit facility has a maturity date of April 13, 2011 with, at the Company’s option, a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2009, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the senior unsecured credit facility was 1.3% for each of the three and six months ended June 30, 2009 and 3.4% and 3.7% for the three and six months ended June 30, 2008, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding as of June 30, 2009. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $87 and $146 for the three and six months ended June 30, 2009, respectively, and $83 and $188 for the three and six months ended June 30, 2008, respectively. As of June 30, 2009 and December 31, 2008, the Company had $18,300 and $234,500, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility has a maturity date of April 13, 2011 with, at LHL’s option, a one-year extension option. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2009, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 1.2% for each of the three and six months ended June 30, 2009 and 3.3% and 4.0% for the three and six months ended June 30, 2008, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding as of June 30, 2009. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of $5 and $8 for the three and six months ended June 30, 2009, respectively, and $5 and $9 for the three and six months ended June 30, 2008, respectively. As of June 30, 2009 and December 31, 2008, LHL had $10,074 and $5, respectively, of outstanding borrowings under the LHL credit facility.

Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position on SFAS 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion 28, “Interim Financial Reporting”, entitled “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107 by requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and APB 28 by requiring disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2009, the carrying value and estimated fair value of the Company’s debt was $686,180 and $598,069, respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $962,279 and $947,155, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.	Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa and Hotel Solamar, and a portion of the parking lot at Sheraton Bloomington Hotel Minneapolis South are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The lease on the parking lot at the Sheraton Bloomington Hotel Minneapolis South expires in 2014, but the Company has an option to extend for 7 years to 2021. None of the remaining leases expire prior to 2020. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense was $1,504 and $3,001 for the three and six months ended June 30, 2009, respectively, and $1,997 and $3,545 for the three and six months ended June 30, 2008, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash. As of June 30, 2009, $2,557 was available in restricted cash reserves for future capital expenditures.

Restricted Cash Reserves

At June 30, 2009, the Company held $8,410 in restricted cash reserves. Included in such amounts are (i) $2,557 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $5,418 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments, and (iii) $435 held by insurance companies on our behalf to be refunded or applied to future liabilities.

Litigation

The nature of the operations of the hotels exposes the hotels, Company and Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any other material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

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

On April 28, 2009, the Company granted 162,712 restricted common shares of beneficial interest to the Company’s executives and employees. The restricted shares granted vest over three years, starting January 1, 2010. These common shares of beneficial interest were issued under the 2009 Plan.

On April 29, 2009, the Company completed an underwritten public offering of 12,362,500 common shares of beneficial interest, par value $0.01 per share, including 1,612,500 common shares pursuant to an overallotment option exercise. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $119,344. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

On June 15, 2009, the Company completed an underwritten public offering of 10,000,000 common shares of beneficial interest, par value $0.01 per share. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $140,992. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

During the six months ended June 30, 2009, the Company received 7,650 common shares of beneficial interest related to the forfeiture of restricted shares due to employee resignations. The Company re-issued 36,093 treasury shares related to the issuance of restricted common shares of beneficial interest in April 2009 and the issuance of common shares of beneficial interest in the underwritten public offering in June 2009. At June 30, 2009, there were no common shares of beneficial interest in treasury.

Common Dividends

The Company paid the following dividends on common shares/units during the six months ended June 30, 2009:

Dividend per Share/Unit	For the Period	Declared	Record Date	Payable Date
$0.085	Month ended 31-Dec-2008	22-Oct-2008	31-Dec-2008	15-Jan-2009
$0.01	Quarter ended 31-Mar-2009	4-Feb-2009	31-Mar-2009	15-Apr-2009

Treasury Shares

Treasury shares are accounted for under the cost method. During the six months ended June 30, 2009, the Company received 40,681 common shares of beneficial interest related to (i) executives and employees surrendering shares to pay taxes at the time restricted shares vested and (ii) forfeiture of restricted shares due to employee resignations. The Company re-issued 4,588 treasury shares related to earned 2008 compensation for the Board of Trustees pursuant to award arrangements existing on or before January 1, 2008. The Company re-issued 36,093 treasury shares related to the issuance of restricted common shares of beneficial interest in April 2009 and the issuance of common shares of beneficial interest in the underwritten public offering in June 2009.

At June 30, 2009, there were no common shares of beneficial interest in treasury.

Preferred Shares

The Series B Preferred Shares, Series C Preferred Shares (which were issued effective February 1, 2009 and exchanged for Series G Preferred Shares on April 16, 2009), Series D Preferred Shares, Series E Preferred Shares, and Series G Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company currently has the option to redeem the Series B Preferred Shares. The Company may not optionally redeem the Series D Preferred Shares, Series E Preferred Shares or Series G Preferred Shares, prior to August 24, 2010, February 8, 2011 and November 17, 2011, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption.

The following Preferred Shares were outstanding as of June 30, 2009:

Security Type	Number of Shares
8 3/8% Series B Preferred Shares	1,100,000
7 1/2% Series D Preferred Shares	3,170,000
8% Series E Preferred Shares	3,500,000
7 1/4% Series G Preferred Shares	6,348,888

In August 2005, the Company acquired the Westin Copley Place in Boston, Massachusetts. As part of the consideration to acquire the hotel, the Operating Partnership issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) of the Operating Partnership. The Series C Preferred Units were redeemable for 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share, of the Company on a one-for-one basis. As previously disclosed, on February 1, 2009, each of the Series C Preferred Units was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C Preferred Shares”). Prior to the exchange described below, the Series C Preferred Shares were held by SCG Hotel DLP, L.P. (“SCG”). On April 16, 2009, SCG exchanged its Series C Preferred Shares for an equal number of 7.25% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share (the “Series G Preferred Shares”), of the Company in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Exchange Act of 1933, as amended. On April 17, 2009, the Company filed a registration statement with the SEC to register the resale of the Series G Preferred Shares. On May 13, 2009, in connection with the exchange, SCG paid the Company a fee of $1,000, which the Company recognized as income.

Noncontrolling Interest of Common Units in Operating Partnership

As of June 30, 2009, the Operating Partnership had 70,000 common units outstanding, representing a 0.1% partnership interest held by a limited partner. As of June 30, 2009, approximately $864 of cash or the equivalent value in common shares, at our option, would be paid to the limited partners of the Operating Partnership if the partnership was terminated. The approximate value of $864 is equivalent to the units outstanding valued at the Company’s June 30, 2009 closing share price of $12.34, which we assume would be equal to the value provided to the limited partners upon liquidation of the Operating Partnership.

Noncontrolling Interest of Preferred Units in Operating Partnership

On February 1, 2009, each of the 2,348,888 7.25% Series C Preferred Units was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share, to SCG Hotel DLP, LP. The issuance of the Series C Preferred Shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. As a result of the redemption of all the partnership interests issued in consideration for the hotel, the contingent obligation of the Company to reimburse the seller of the hotel up to $20,000 of taxes related to unrealized taxable gains created at the time of the Company’s acquisition of the hotel, as described in the Tax Reporting and Protection Agreement entered into by the Company, has become null and void. As of June 30, 2009, there were no Series C Preferred Units outstanding.

All 1,098,348 Series F Preferred Units were redeemed during 2008. The Series F Preferred Units paid a cumulative, quarterly dividend at a variable rate of LIBOR plus 150 basis points. As of June 30, 2009, there were no Series F Preferred Units outstanding.

There were no Preferred Units outstanding as of June 30, 2009.

Preferred Dividends

The Company paid the following dividends on preferred shares/units during the six months ended June 30, 2009:

Share/Unit	Security Type	Dividend per Share/Unit	For the Quarter Ended		Record Date	Payable Date
Share	8 3/8% Series B	$0.52	31-Dec-2008		1-Jan-2009	15-Jan-2009
Unit	7 1/4% Series C	$0.45	31-Dec-2008		1-Jan-2009	15-Jan-2009
Share	7 1/2% Series D	$0.47	31-Dec-2008		1-Jan-2009	15-Jan-2009
Share	8% Series E	$0.50	31-Dec-2008		1-Jan-2009	15-Jan-2009
Share	7 1/4% Series G	$0.45	31-Dec-2008		1-Jan-2009	15-Jan-2009
Share	8 3/8% Series B	$0.52	31-Mar-2009		1-Apr-2009	15-Apr-2009
Unit	7 1/4% Series C	$0.15	31-Mar-2009	(a)	N/A	15-Apr-2009
Share	7 1/4% Series C	$0.30	31-Mar-2009	(b)	1-Apr-2009	15-Apr-2009
Share	7 1/2% Series D	$0.47	31-Mar-2009		1-Apr-2009	15-Apr-2009
Share	8% Series E	$0.50	31-Mar-2009		1-Apr-2009	15-Apr-2009
Share	7 1/4% Series G	$0.45	31-Mar-2009		1-Apr-2009	15-Apr-2009

(a)	Represents dividends for the period from January 1, 2009 through January 31, 2009.

(b)	Represents dividends for the period from February 1, 2009 through March 31, 2009.

7.	Equity Incentive Plan

At the 2009 Annual Meeting of Shareholders held on April 23, 2009, the common shareholders approved the 2009 Plan, under which the Company may issue equity-based awards to officers, employees, non-employee trustees and any other persons providing services to or for the Company and its subsidiaries. The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, performance shares, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019.

The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three to four year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulation. There were no unvested stock options outstanding as of June 30, 2009. At June 30, 2009, there were 1,567,260 common shares available for future grant under the 2009 Plan.

Service Condition Nonvested Share Awards

From time to time, the Company awards nonvested shares to members of the Board of Trustees, executives, and employees. The nonvested shares generally vest over three to nine years based on continued employment. The Company measures compensation costs for the nonvested shares based upon the fair market value of its common shares at the date of grant. Compensation costs are recognized on a straight-line basis over the vesting period and are included in general and administrative expense in the accompanying consolidated statements of operations.

A summary of the Company’s nonvested shares as of June 30, 2009 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2009	529,027	$33.09
Granted	162,712	11.30
Vested	(95,331)	39.12
Forfeited	(7,650)	38.11

Nonvested at June 30, 2009	588,758	$26.03

As of June 30, 2009 and December 31, 2008, there were $11,832 and $12,820, respectively, of total unrecognized compensation costs related to nonvested share awards. As of June 30, 2009 and December 31, 2008, these costs were expected to be recognized over a weighted–average period of 3.6 years. The total fair value of shares vested during the three and six months ended June 30, 2009 was zero and $1,049, respectively, and during the three and six months ended June 30, 2008 was zero and $2,891, respectively. The compensation costs (net of estimated forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $1,257 and $2,421 for the three and six months ended June 30, 2009, respectively, and $914 and $1,746 for the three and six months ended June 30, 2008, respectively.

Long-Term Performance-Based Share Awards

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

After the actual amounts of the awards are earned on July 1, 2011, July 1, 2014 and July 1, 2017, the earned shares will be issued and outstanding and dividends will be deemed to have accrued on all of the earned shares, from June 30, 2008 until the determination dates, July 1, 2011, July 1, 2014 and July 1, 2017. Such accrued dividends will be paid to the executives on or about July 1, 2011, July 1, 2014 and July 1, 2017. Thereafter, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares. The fair values were determined by the Company utilizing valuation reports which used the Monte Carlo valuation method provided by a third-party consultant.

On April 28, 2009, the Company’s Board of Trustees granted 70,344 performance-based awards of nonvested shares to executives. The actual amounts of the awards will be determined on January 1, 2012 and will depend on the “total return” of the Company’s common shares over a three-year period beginning with the closing price of the Company’s common shares on December 31, 2008, and ending with the closing price of the Company’s common shares on December 31, 2011. Forty percent of the awards will be based on the Company’s “total return” compared to the total return of the companies in the NAREIT Equity Index. Forty percent of the awards will be based on the Company’s total return compared to the total return of companies in a designated peer group of the Company. The final 20% of the awards will be based on the amount of the Company’s total return compared to a Board-established total return goal. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis described immediately above and none of the performance shares are outstanding until issued in accordance with award agreements based on performance.

After the actual amounts of the awards are earned on January 1, 2012, the earned shares will be issued and outstanding with a portion subject to further vesting. Dividends will be deemed to have accrued on all of the earned shares, including those shares subject to further vesting, from December 31, 2008 until the determination date, January 1, 2012. Such accrued dividends will be paid to the awardees on or about January 1, 2012. Thereafter, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting. The fair values were determined by the Company utilizing valuation reports which used the Monte Carlo valuation method provided by a third-party consultant.

Assumptions used in the valuations consisted of the following:

Capital Market Assumptions

•

Factors associated with the underlying performance of the Company’s share price and shareholder returns over the term of the performance awards including total share return volatility and risk-free interest.

•

Factors associated with the relative performance of the Company’s share price and shareholder returns when compared to those companies which compose the index including beta as a means to breakdown total volatility into market-related and company specific volatilities.

•	The valuation has been performed in a risk-neutral framework, so no assumption has been made with respect to an equity risk premium.

Employee Behavioral Assumptions

•	As termination of employment results in forfeiture of the award, demographic assumptions have not been used.

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Award
2009 Grants
Target amounts	76.20%	1.39%	N/A	N/A	$15.44	20.00%
NAREIT index	76.20%	1.39%	N/A	1.238	$16.45	40.00%
Peer companies	76.20%	1.39%	N/A	0.907	$16.25	40.00%
2008 Grants
Target amounts	30.80%	2.90%	N/A	N/A	$24.81	20.00%
NAREIT index	30.80%	2.90%	N/A	1.152	$27.61	40.00%
Peer companies	30.80%	2.90%	N/A	1.022	$28.00	40.00%

A summary of the Company’s long-term performance-based share awards as of June 30, 2009 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	139,366	$34.46
Granted	70,344	16.17
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2009 (1)	209,710	$28.32

(1)

Amount excludes 150,000 shares that have been committed for future performance share grants. As of June 30, 2009, fair value has not been determined by a third party valuation expert. Fair value will be determined at the beginning of the performance measurement periods on July 1, 2011 and July 1, 2014.

As of June 30, 2009 and December 31, 2008, there were $4,076 and $3,570, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of June 30, 2009 and December 31, 2008, these costs were expected to be recognized over a weighted–average period of 2.7 and 2.8 years, respectively. No long-term performance-based share awards were vested as of June 30, 2009 and December 31, 2008. The compensation costs related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $336 and $632 for the three and six months ended June 30, 2009, respectively, and $154 and $308 for the three and six months ended June 30, 2008, respectively.

8.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses consist of the following expenses incurred by the hotels leased by LHL:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
General and administrative	$12,109	$14,057	$24,375	$26,863
Sales and marketing	9,909	11,332	19,920	21,211
Repairs and maintenance	5,625	6,234	11,515	12,032
Utilities and insurance	5,779	5,907	11,845	11,830
Management and incentive fees	6,409	7,279	10,140	10,864
Franchise fees	1,074	1,381	2,062	2,562
Other expenses	546	385	765	724

Total other indirect expenses	$41,451	$46,575	$80,622	$86,086

As of June 30, 2009, LHL leases all 31 hotels owned by the Company as follows:

1.	Sheraton Bloomington Hotel Minneapolis South

2.	Westin City Center Dallas

3.	Seaview Resort

4.	Harborside Hyatt Conference Center & Hotel

5.	Hotel Viking

6.	Topaz Hotel

7.	Hotel Rouge

8.	Hotel Madera

9.	Hotel Helix

10.	The Liaison Capitol Hill

11.	Lansdowne Resort

12.	Hotel George

13.	Indianapolis Marriott Downtown

14.	Hilton Alexandria Old Town

15.	Chaminade Resort and Conference Center

16.	Hilton San Diego Gaslamp Quarter

17.	The Grafton on Sunset

18.	Onyx Hotel

19.	Westin Copley Place

20.	Hotel Deca

21.	The Hilton San Diego Resort and Spa

22.	Donovan House

23.	Le Parc Suite Hotel

24.	Westin Michigan Avenue

25.	Hotel Sax Chicago

26.	Alexis Hotel

27.	Hotel Solamar

28.	Gild Hall

29.	Hotel Amarano Burbank

30.	San Diego Paradise Point Resort and Spa

31.	Le Montrose Suite Hotel

On January 1, 2009, the Le Montrose Suite Hotel transitioned to a new lease with LHL.

For each of the calendar years 2004 through 2008, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through May 8, 2009, Marriott made cure payments totaling $12,315 for the calendar years 2004 through 2007 to avoid termination. Marriott could have recouped these amounts in the event certain future operating thresholds were attained. Through May 8, 2009, Marriott had recouped a total of $2,821 for the calendar years 2004 through 2008. The Company recorded a deferred liability of $9,494 as of December 31, 2008, which was included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. Marriott failed to make the required cure payment for calendar year 2008, and therefore the Company recognized $9,494 as pre-tax income in May 2009. The management agreement with Marriott was terminated on May 8, 2009. The hotel now operates as an independent hotel, Seaview Resort; the hotel facilities are operated by Dolce Hotels and Resorts, and the golf facilities are operated by Troon Golf. The deferred liability is zero as of June 30, 2009.

The following is a reconciliation of the cure payments and deferred liability as of and for the six months ended June 30, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005:

		Cure Payment					Deferred Liability Balance
Year Ended December 31,	Notification Date	Performance Year	Date	Amount	Recoup Amount	Pre-Tax Income
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$—	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	—	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	—	$6,371
2008	February 26, 2008	2007	April 10, 2008	3,123	—	—	$9,494
2009*	February 27, 2009	2008	N/A	—	—	—	$9,494
			May 9, 2009	—	—	(9,494)	$—

			As of June 30, 2009	$12,315	$(2,821)	$(9,494)

*	Period through Marriott management agreement termination date, May 8, 2009.

9.	Income Taxes

For the three months ended June 30, 2009, income tax expense of $7,245 was comprised of a current federal, state and local tax expense of $133 and a deferred federal, state and local tax expense of $7,112 on LHL’s income of $17,681 before income tax expense. For the six months ended June 30, 2009, income tax expense of $3,304 was comprised of a current federal, state and local tax expense of $256 and a deferred federal, state and local tax expense of $3,048 on LHL’s income of $7,577 before income tax expense.

The Company has estimated LHL’s income tax expense for the six months ended June 30, 2009 using a combined federal and state rate of 40.2%. As of June 30, 2009, the Company had a deferred tax asset of $14,436 primarily due to past years’ tax net operating losses. These loss carryforwards will expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent years cannot be reasonably estimated.

10.	Earnings per Common Share

The limited partners’ outstanding common limited partnership units in the Operating Partnership (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares, including unvested restricted shares when the assumed repurchase amount exceeds the amount outstanding, have been excluded from the diluted earnings per share calculation. FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s adoption of FSP EITF 03-6-1 on January 1, 2009 has resulted in the exclusion of distributed and undistributed earnings attributable to unvested restricted shares (participating securities), as applicable, from net income or loss attributable to common shareholders utilized in the basic and diluted earnings per share calculations. The computation of basic and diluted earnings per common share is presented below:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) attributable to common shareholders	$8,208	$20,545	$(10,660)	$5,715
Dividends paid on unvested restricted shares	(6)	(156)	(10)	(255)
Undistributed earnings attributable to unvested restricted shares	(80)	—	—	—

Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$8,122	$20,389	$(10,670)	$5,460

Denominator:
Weighted average number of common shares - basic	50,920,244	39,919,144	45,790,120	39,919,144
Effect of dilutive securities:
Unvested restricted shares	—	—	—	—
Stock options and compensation-related shares	79,354	117,342	72,389	137,321

Weighted average number of common shares - diluted	50,999,598	40,036,486	45,862,509	40,056,465

Basic Earnings per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$0.16	$0.51	$(0.23)	$0.14

Diluted Earnings per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$0.16	$0.51	$(0.23)	$0.14

11.	Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2009	2008
Interest paid, net of capitalized interest	$19,804	$23,445

Interest capitalized	649	2,072

Income taxes paid, net of refunds	236	792

Distributions payable (common shares)	636	6,894

Distributions payable (preferred shares)	6,689	5,624

Accrued capital expenditures	399	4,837

Issuance of common shares for board of trustees compensation	110	153

Repurchase of common shares (treasury)	(365)	(955)

In conjunction with the property acquisition, the Company assumed assets and liabilities as follows:
Real estate assets	$—	$52,910
Liabilities	—	(1,441)

Acquisition of property	$—	$51,469

12.	Subsequent Events

The Company has disclosed the following subsequent events in accordance with FAS 165. Subsequent events have been evaluated through July 22, 2009, the date the financial statements were issued.

The Company paid the following common and preferred dividends subsequent to June 30, 2009:

Security Type	Share/ Unit	Dividend per Share/Unit	For the Quarter Ended	Declared	Record Date	Payable Date
Common	Share/Unit	$0.01	30-Jun-2009	15-Jun-2009	30-Jun-2009	15-Jul-2009
8 3/8% Series B Preferred	Share	$0.52	30-Jun-2009	N/A	1-Jul-2009	15-Jul-2009
7 1/2% Series D Preferred	Share	$0.47	30-Jun-2009	N/A	1-Jul-2009	15-Jul-2009
8% Series E Preferred	Share	$0.50	30-Jun-2009	N/A	1-Jul-2009	15-Jul-2009
7 1/4% Series G Preferred	Share	$0.45	30-Jun-2009	N/A	1-Jul-2009	15-Jul-2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company measures hotel performance by evaluating financial metrics such as room revenue per available room (“RevPAR”), funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Hotel EBITDA. The Company evaluates the hotels in its portfolio and potential acquisitions using these metrics to determine each portfolio hotel’s contribution or acquisition hotel’s potential contribution toward reaching the Company’s goals of providing a reliable stream of income to its shareholders through increases in distributable cash flow and increasing long-term total returns to shareholders through appreciation in the value of its common shares. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire new hotel properties that meet its investment criteria. Currently, due to the dislocation between buyers and sellers, the tight lending conditions, deteriorating operating fundamentals and lack of economic and industry clarity, it is difficult for the Company to identify hotels to acquire that fit its stringent investment criteria at prices that are generally acceptable to sellers.

In the second quarter of 2009, the economic environment continued to be extremely challenging, with increases in unemployment and a general hesitance on the part of American consumers and businesses to expend capital. As a result, the travel industry has continued to experience dramatic declines in demand in the face of meaningful supply growth. Industry-wide average daily rate during the second quarter reflected a significant loss of pricing power and discounts, as most U.S. markets experienced little or no compression and both leisure and business customers aggressively pursued value-oriented deals. The Company’s RevPAR results reflected declines in average rate across all segments and significant demand declines at most of our properties.

For the second quarter of 2009, the Company had net income applicable to common shareholders of $8.2 million, or $0.16 per diluted share. FFO was $35.6 million, or $0.70 per diluted share, and EBITDA was $59.5 million. RevPAR for the hotel portfolio was $134.15, which was a decline of 22.6% compared to the second quarter of 2008. Average daily rate fell 16.0% to $179.70 and occupancy was down 7.9% to 74.7%, compared to the same period of the prior year. Hotel portfolio revenues declined 20.2% and hotel portfolio expenses were reduced by 15.8% compared to the second quarter of 2008, resulting in a hotel portfolio EBITDA decrease of 28.0%. Hotel portfolio EBITDA margins declined only 352 basis points as a result of continued cost reductions implemented by our team and operators.

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

The Company’s management has discussed the policy of using estimated hotel operating revenues and expenses with the audit committee of its Board of Trustees. The audit committee has reviewed the Company’s disclosure relating to the estimates in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations section.

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Industry travel was significantly weaker in the second quarter of 2009 compared to the same period in 2008. Year-over-year, industry supply grew more than 3.0% while demand dropped sharply. Additionally, industry-wide average rate fell versus the prior year for both leisure and business customers. The Company’s performance was impacted by the weakness in the industry, despite outperformance by a number of recently repositioned hotels. Occupancy at the properties fell 7.9% from the prior year, as ADR declined 16.0% compared to the prior year resulting in a RevPAR decrease of 22.6% compared to the prior year.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (31 hotels as of June 30, 2009), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking, and other ancillary revenues) decreased $30.8 million from $193.5 million in 2008 to $162.7 million in 2009. This decrease is primarily due to the effects of the economic downturn which resulted in a 22.6% decrease in RevPAR, attributable to a 7.9% decrease in occupancy and a 16.0% decrease in ADR across the portfolio.

The following are significant decreases in total room, food and beverage and other revenue primarily as a result of the detrimental effects of the recession:

•	$6.0 million decrease from Westin Michigan Avenue;

•	$4.6 million decrease from Westin Copley Place;

•	$3.7 million decrease from Lansdowne Resort;

•	$3.0 million decrease from Sheraton Bloomington Hotel Minneapolis South;

•	$2.4 million decrease from The Hilton San Diego Resort and Spa;

•	$2.2 million decrease from Indianapolis Marriott Downtown; and

•	$2.0 million decrease from Seaview Resort.

Hotel operating revenues declined $15.7 million across twenty additional hotels in the portfolio due to the effects of the recession.

The above decreases are partially offset by increases from amounts that are not comparable year-over-year as follows:

•	$4.5 million increase in total room, food and beverage and other revenue from San Diego Paradise Point Resort and Spa due to the transition to a new lease with LHL as of June 1, 2008; and

•	$2.1 million increase in room, food and beverage and other revenue from Le Montrose Suite Hotel due to the transition to a new lease with LHL as of January 1, 2009.

The above decreases are further offset by an aggregate increase of $2.2 million in room, food and beverage and other revenue at The Liaison Capitol Hill and Donovan House as a result of improved hotel and restaurant facilities.

Participating Lease Revenue

Participating lease revenue from hotels leased to third party lessees (no such hotels as of June 30, 2009) decreased $5.1 million, from $5.1 million in 2008 to zero in 2009. The decrease is due to the transitions of San Diego Paradise Point Resort and Spa and Le Montrose Suite Hotel to new leases with LHL as of June 1, 2008 and January 1, 2009, respectively.

Other Income

Other income increased $9.2 million from $2.5 million in 2008 to $11.7 million in 2009. This increase is primarily due to the following:

•	$9.5 million recognized in the 2009 period from prior year cure payments from Marriott International at Seaview Resort; and

•	$1.0 million recognized in the 2009 period from the fee received related to the exchange of Series C Preferred Shares for Series G Preferred Shares.

These increases are partially offset by the following decreases:

•	$0.7 million recognized in the 2008 period from a settlement of outstanding liabilities with respect to the acquisition of Westin Michigan Avenue property in March 2006; and

•	$0.4 million recognized in the 2008 period from a settlement of outstanding liabilities due to the transition of San Diego Paradise Point Resort and Spa to a new lease with LHL as of June 1, 2008.

The remaining decrease of $0.2 million is primarily due to decreases in income from retail leases across the portfolio.

Hotel Operating Expenses

Hotel operating expenses decreased $12.9 million from $113.9 million in 2008 to $101.0 million in 2009. This overall decrease is primarily a result of decreases portfolio-wide resulting from reductions in management and hourly staffing levels and other cost-saving initiatives in anticipation of the significant decrease in occupancy across the portfolio.

The following are significant decreases in total room, food and beverage, other operating department and indirect expense primarily as a result of reduced occupancies at the hotels and cost-saving initiatives that have been implemented:

•	$2.6 million decrease from Westin Copley Place;

•	$1.6 million decrease from Westin Michigan Avenue;

•	$1.6 million decrease from Sheraton Bloomington Hotel Minneapolis South; and

•	$1.6 million decrease from The Hilton San Diego Resort and Spa.

Hotel operating expenses declined $9.7 million across twenty-four additional hotels in the portfolio as a result of reduced occupancies and cost-saving initiatives.

The above decreases are partially offset by increases from amounts that are not comparable year-over-year as follows:

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

In addition, room, food and beverage, other operating department and indirect expense at The Liaison Capitol Hill increased $0.5 million as a result of improved hotel facilities following an extensive hotel and restaurant renovation. The hotel improvements increased occupancy and in turn increased service costs.

Depreciation and Amortization

Depreciation and amortization expense increased $0.7 million from $26.8 million in 2008 to $27.5 million in 2009. The increase is primarily due to depreciation on building and land improvements and purchases of furniture, fixtures and equipment made across the hotel portfolio during 2009 and 2008.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses decreased $3.0 million from $9.9 million in 2008 to $6.9 million in 2008. The 2009 period includes decreases of $2.2 million in real estate and personal property taxes from Indianapolis Marriott Downtown and $1.3 million in real estate taxes from Hotel Sax Chicago due to decreases in assessed property values for 2009 and prior years. The remaining increase of $0.5 million is a result of an increase in real estate and personal property taxes primarily from increases in assessments and rates at certain of the hotel properties. Insurance expense remained flat for the two periods.

Ground Rent

Ground rent decreased $0.5 million from $2.0 million in 2008 to $1.5 million in 2009. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. This decrease is due to performance at the applicable hotels being slightly better in the 2008 period than in the 2009 period.

General and Administrative Expenses

General and administrative expense increased $0.1 million from $4.2 million in 2008 to $4.3 million in 2009 primarily as a result of an increase in non-cash equity compensation costs, net of a decrease in legal fees.

Other Expenses

Other expenses increased $0.5 million from $0.7 million in 2008 to $1.2 million in 2009 primarily due to an increase in expenses related to the renaming and repositioning of hotels and an increase in common area maintenance costs incurred at the 330 N. Wabash Avenue property in the 2009 period.

Interest Income

Interest income had no change from 2008 to 2009, with an immaterial amount earned in both periods. Low cash balances were maintained in both periods.

Interest Expense

Interest expense decreased by $2.5 million from $12.4 million in 2008 to $9.9 million in 2009 due to a decrease in the weighted average interest rate, and a decrease in the Company’s weighted average debt, partly offset by a decrease in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations decreased from $973.6 million in 2008 to $860.8 million in 2009, which includes paydowns on outstanding debt with proceeds from:

•	an April 2009 common share offering;

•	a June 2009 common share offering; and

•	operating cash flow.

The above paydowns are offset by borrowings under the Company’s credit facility to finance other capital improvements during 2008 and 2009.

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 4.8% in 2008 to 4.4% in 2009. The Company’s weighted average interest rate excluding the impact of capitalized interest decreased from 5.1% in 2008 to 4.4% in 2009. The decrease in the Company’s weighted average interest rate is due in part to the June 2009 repayment of the Hilton Alexandria Old Town mortgage loan through an additional borrowing on the Company’s senior unsecured credit facility, which bears a lower interest rate than the mortgage loan. Capitalized interest decreased $0.7 million, from $0.7 million in 2008 to zero in 2009, primarily due to the temporary suspension of the redevelopment of the 330 N. Wabash Avenue property as a super luxury hotel.

Income Taxes

Income tax expense increased $3.5 million from $3.7 million in 2008 to $7.2 million in 2009. For the three months ended June 30, 2009, current federal, state and local income tax expense totaled $0.1 million. LHL’s net income before income tax expense increased $10.1 million from $7.6 million in 2008 to $17.7 million in 2009, primarily due to the $9.5 million cure payment revenue recognized at Seaview Resort in the 2009 period and two properties converted to new leases with LHL in 2008 and 2009, partly offset by lower hotel income across the portfolio due to the effects of the recession. Accordingly, for the three months ended June 30, 2009, LHL recorded a deferred federal, state and local income tax expense of $7.1 million (using an estimated tax rate of 40.2%).

As of June 30, 2009, the Company had a deferred tax asset of $14.4 million primarily due to past years’ tax net operating losses. These loss carryforwards will expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in consolidated entity represents the outside equity interest in the 330 N. Wabash Avenue property which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Noncontrolling Interests

Noncontrolling interest of common units in the Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by a third party. Income or loss is allocated to common units noncontrolling interest based on the weighted average percentage ownership throughout the period. At June 30, 2009, a limited partner held 0.1% of the common units of the Operating Partnership.

Noncontrolling interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The decrease in noncontrolling interest of preferred units in the Operating Partnership from $1.3 million in 2008 to zero in 2009 is a result of the redemption of 1,098,348 Series F Preferred Units during the third and fourth quarter of 2008 and the redemption of the 2,348,888 Series C Preferred Units on February 1, 2009.

Distributions to Preferred Shareholders

Distributions to preferred shareholders increased $1.1 million, from $5.6 million in 2008 to $6.7 million in 2009. This increase was due to the redemption of the Series C Preferred Units and issuance of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest on February 1, 2009, which were subsequently exchanged for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest on April 16, 2009.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Industry travel was weak with significant declines in both business and leisure demand. Industry-wide average rate fell during the first quarter and dropped more substantially during the second quarter. With respect to the Company’s hotels, occupancy was down 7.3% during the six months ended June 30, 2009, while ADR declined 11.8%, which resulted in a RevPAR decrease of 18.3% compared to the same period last year.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (31 hotels as of June 30, 2009), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking, and other ancillary revenues) decreased $26.9 million from $316.0 million in 2008 to $289.1 million in 2009. This decrease is primarily due to the effects of the economic downturn which resulted in an 18.3% decrease in RevPAR, attributable to a 7.3% decrease in occupancy and an 11.8% decrease in ADR across the portfolio.

The following are significant decreases in total room, food and beverage and other revenue primarily as a result of the detrimental effects of the recession:

•	$9.1 million decrease from Westin Michigan Avenue;

•	$5.2 million decrease from Sheraton Bloomington Hotel Minneapolis South;

•	$5.2 million decrease from Westin Copley Place;

•	$4.3 million decrease from Lansdowne Resort;

•	$2.8 million decrease from Seaview Resort;

•	$2.8 million decrease from Indianapolis Marriott Downtown;

•	$2.5 million decrease from Hotel Sax Chicago; and

•	$2.4 million decrease from Hilton San Diego Gaslamp Quarter.

Hotel operating revenues declined $18.4 million across nineteen additional hotels in the portfolio due to the effects of the recession.

The above decreases are partially offset by increases from amounts that are not comparable year-over-year as follows:

•	$13.1 million increase in room, food and beverage and other revenue from San Diego Paradise Point Resort and Spa due to the transition to a new lease with LHL as of June 1, 2008;

•	$4.0 million increase in room, food and beverage and other revenue from Le Montrose Suite Hotel due to the transition to a new lease with LHL as of January 1, 2009; and

•	$3.6 million increase in room, food and beverage and other revenue from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

In addition, room, food and beverage and other revenue at The Liaison Capitol Hill increased $5.1 million due to improved hotel facilities as a result of an extensive hotel and restaurant renovation.

Participating Lease Revenue

Participating lease revenue from hotels leased to third party lessees (no such hotels as of June 30, 2009) decreased $10.6 million, from $10.6 million in 2008 to zero in 2009. The decrease is due to the transitions of San Diego Paradise Point Resort and Spa and Le Montrose Suite Hotel to new leases with LHL as of June 1, 2008 and January 1, 2009, respectively.

Other Income

Other income increased $9.2 million from $4.0 million in 2008 to $13.2 million in 2009. This increase is primarily due to the following:

•	$9.5 million recognized in the 2009 period from prior year cure payments from Marriott International at Seaview Resort; and

•	$1.0 million recognized in the 2009 period from the fee received related to the exchange of Series C Preferred Shares for Series G Preferred Shares.

These increases are partially offset by the following decreases:

•	$0.7 million recognized in the 2008 period from a settlement of outstanding liabilities with respect to the acquisition of Westin Michigan Avenue property in March 2006; and

•	$0.4 million recognized in the 2008 period from a settlement of outstanding liabilities due to the transition of San Diego Paradise Point Resort and Spa to a new lease with LHL as of June 1, 2008.

The remaining decrease of $0.2 million is primarily due to decreases in income from retail leases across the portfolio.

Hotel Operating Expenses

Hotel operating expenses decreased $11.5 million from $204.1 million in 2008 to $192.6 million in 2009. This overall decrease is primarily a result of decreases portfolio-wide resulting from reductions in management and hourly staffing levels and other cost-saving initiatives in anticipation of the significant decrease in occupancy across the portfolio.

The following are significant decreases in total room, food and beverage, other operating department and indirect expense primarily as a result of reduced occupancies at the hotels and cost-saving initiatives that have been implemented:

•	$3.1 million decrease from Westin Copley Place;

•	$3.1 million decrease from Westin Michigan Avenue;

•	$2.8 million decrease from Sheraton Bloomington Hotel Minneapolis South;

•	$2.1 million decrease from Lansdowne Resort;

•	$1.8 million decrease from Indianapolis Marriott Downtown;

•	$1.7 million decrease from Seaview Resort; and

•	$1.5 million decrease from Hotel Sax Chicago.

Hotel operating expenses declined $8.9 million across twenty additional hotels in the portfolio as a result of reduced occupancies and cost-saving initiatives.

The above decreases are partially offset by increases from amounts that are not comparable year-over-year as follows:

•

$8.7 million increase in room, food and beverage, other operating department and indirect expense from San Diego Paradise Point Resort and Spa due to the transition to a new lease with LHL as of June 1, 2008;

•	$2.0 million increase in room, food and beverage, other operating department and indirect expense from Le Montrose Suite Hotel due to the transition to a new lease with LHL as of January 1, 2009; and

•

$0.6 million increase in room, food and beverage, other operating department and indirect expense from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

In addition, room, food and beverage, other operating department and indirect expense at The Liaison Capitol Hill increased $2.2 million as a result of improved hotel facilities following an extensive hotel and restaurant renovation. The hotel improvements increased occupancy and in turn increased service costs.

Depreciation and Amortization

Depreciation and amortization expense increased $3.4 million from $51.6 million in 2008 to $55.0 million in 2009. This increase includes an amount that is not comparable year-over-year of $1.4 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The remaining increase of $2.0 million is primarily due to depreciation on building and land improvements and purchases of furniture, fixtures and equipment made across the hotel portfolio during 2009 and 2008.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses decreased $3.0 million from $18.7 million in 2008 to $15.7 million in 2009. The 2009 period includes an amount that is not comparable year-over-year of $0.4 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The 2009 period also includes decreases of $2.1 million in real estate and personal property taxes from Indianapolis Marriott Downtown and $2.0 million in real estate taxes from Hotel Sax Chicago due to decreases in assessed property values for 2009 and prior years. The remaining increase of $0.7 million is a result of an increase in real estate and personal property taxes of $0.8 million primarily from increases in assessments and rates at certain of the hotel properties, partially offset by a decrease in insurance premiums of $0.1 million across the portfolio.

Ground Rent

Ground rent decreased $0.5 million from $3.5 million in 2008 to $3.0 million in 2009. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The decrease is due to performance at the applicable hotels being slightly better in 2008 than 2009.

General and Administrative Expenses

General and administrative expense increased $0.7 million from $7.8 million in 2008 to $8.5 million in 2009 primarily as a result of an increase in non-cash equity compensation cost.

Other Expenses

Other expenses increased $0.3 million from $1.5 million in 2008 to $1.8 million in 2009 primarily due to an increase in common area maintenance costs incurred at the 330 N. Wabash Avenue property in the 2009 period.

Interest Income

Interest income decreased $0.1 million from $0.1 million in 2008 to an immaterial amount earned in 2009 primarily due to decreases in cash balances and interest rates in the 2009 period.

Interest Expense

Interest expense decreased by $4.1 million from $23.8 million in 2008 to $19.7 million in 2009 due to a decrease in the weighted average interest rate, and a decrease in the Company’s weighted average debt, partly offset by a decrease in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations decreased from $937.5 million in 2008 to $917.4 million in 2009, which includes paydowns on outstanding debt with proceeds from:

•	an April 2009 common share offering

•	a June 2009 common share offering; and

•	operating cash flow.

The above paydowns are offset by:

•

additional borrowings to purchase a controlling interest in the joint venture that acquired the 330 N. Wabash Avenue in March 2008 and to fund related development costs (which development has since been suspended); and

•	additional borrowings under the Company’s credit facility to finance other capital improvements during 2008 and 2009.

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 4.8% in 2008 to 4.1% in 2009. The Company’s weighted average interest rate excluding the impact of capitalized interest decreased from 5.3% in 2008 to 4.2% in 2009. The decrease in the Company’s weighted average interest rate is due in part to the February 2009 repayment of the Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas mortgage loans and the June 2009 repayment of the Hilton Alexandria Old Town mortgage loan through additional borrowings on the Company’s senior unsecured credit facility, which bears a lower interest rate than the mortgage loans. Capitalized interest decreased $1.5 million, from $2.1 million in 2008 to $0.6 million in 2009, primarily due to the completion of the Donovan House renovation in March 2008.

Income Taxes

Income taxes increased $3.4 million from an income tax benefit of $0.1 million in 2008 to an income tax expense of $3.3 million in 2009. For the six months ended June 30, 2009, current federal, state and local income tax expense totaled $0.3 million. LHL’s net income/loss before income tax expense/benefit increased $11.4 million from net loss of $3.8 million in 2008 to net income of $7.6 million in 2009, primarily due to the $9.5 million cure payment revenue recognized at Seaview Resort in the 2009 period and two properties converted to new leases with LHL in 2008 and 2009, partly offset by lower hotel income across the portfolio due to the effects of the recession. Accordingly, for the six months ended June 30, 2009, LHL recorded a deferred federal, state and local income tax expense of $3.0 million (using an estimated tax rate of 40.2%).

As of June 30, 2009, the Company had a deferred tax asset of $14.4 million primarily due to past years’ tax net operating losses. These loss carryforwards will expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in consolidated entity represents the outside equity interest in the 330 N. Wabash Avenue property which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Noncontrolling Interests

Noncontrolling interest of common units in the Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by a third party. Income or loss is allocated to common units noncontrolling interest based on the weighted average percentage ownership throughout the period. At June 30, 2009, the limited partner held 0.1% of the common units of the Operating Partnership.

Noncontrolling interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The decrease in noncontrolling interest of preferred units in the Operating Partnership from $2.8 million in 2008 to $0.4 million in 2009 is a result of the redemption of 1,098,348 Series F Preferred Units during the third and fourth quarter of 2008 and the redemption of the 2,348,888 Series C Preferred Units on February 1, 2009.

Distributions to Preferred Shareholders

Distributions to preferred shareholders increased $1.8 million, from $11.2 million in 2008 to $13.0 million in 2009. This increase was due to the redemption of the Series C Preferred Units and issuance of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest on February 1, 2009, which were subsequently exchanged for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest on April 16, 2009.

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

FFO, EBITDA and Hotel EBITDA do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, EBITDA and Hotel EBITDA are not measures of the Company’s liquidity, nor are FFO, EBITDA and Hotel EBITDA indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO, EBITDA and Hotel EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company’s operating performance.

The following is a reconciliation between net income/loss attributable to common shareholders and FFO for the three and six months ended June 30, 2009 and 2008 (dollars in thousands, except share data):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Funds From Operations (“FFO”):
Net income (loss) attributable to common shareholders	$8,208	$20,545	$(10,660)	$5,715
Depreciation	27,307	26,595	54,690	51,163
Amortization of deferred lease costs	100	181	200	304
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	(13)	(4)	(19)	(5)
Noncontrolling interest of common units in Operating Partnership	26	72	9	53

FFO	$35,628	$47,389	$44,220	$57,230

Weighted average number of common shares and units outstanding:
Basic	50,990,244	40,022,674	45,860,120	40,022,674
Diluted	51,069,598	40,140,016	45,932,509	40,159,995

The following is a reconciliation between net income/loss attributable to common shareholders, EBITDA and Hotel EBITDA for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”):
Net income (loss) attributable to common shareholders	$8,208	$20,545	$(10,660)	$5,715
Interest expense	9,887	12,362	19,747	23,831
Income tax expense (benefit)	7,245	3,738	3,304	(117)
Depreciation and amortization	27,482	26,819	55,041	51,560
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	(13)	(4)	(19)	(5)
Noncontrolling interest of common units in Operating Partnership	26	72	9	53
Noncontrolling interest of preferred units in Operating Partnership	—	1,346	367	2,759
Distributions to preferred shareholders	6,689	5,624	13,011	11,248

EBITDA	$59,524	$70,502	$80,800	$95,044
Corporate expense	5,276	5,384	10,194	10,259
Interest and other income	(11,760)	(2,522)	(13,230)	(4,149)
Participating lease adjustments (net)	—	529	—	430
Hotel level adjustments (net)	(805)	(1,310)	(1,923)	(754)

Hotel EBITDA	$52,235	$72,583	$75,841	$100,830

Hotel EBITDA includes the operating data for all properties leased to LHL and to third parties for the three and six months ended June 30, 2009 and 2008. Hotel EBITDA includes adjustments made for periods when hotels were closed for renovations for presentation of comparable information.

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

On February 1, 2009, each of the 2,348,888  7.25% Series C Preferred Units, issued as part of the consideration to acquire the hotel, was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of beneficial interest to the unitholder. The issuance of the Series C Preferred Shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. As a result of the redemption of all the partnership interests issued in consideration for the hotel, the contingent obligation of the Company to reimburse the seller of the hotel up to $20.0 million of taxes related to unrealized taxable gains created at the time of the Company’s acquisition of the hotel, as described in the Tax Reporting and Protection Agreement entered into by the Company, has become null and void. All of the Series C Preferred Shares were exchanged for Series G Preferred Shares on a one-for-one basis on April 16, 2009. No Series C Preferred Shares remain outstanding.

Joint Venture

        On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250.0 million of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700.0 million. The Company, through the Operating Partnership, owns a 15.0% equity interest in the joint venture and will have the opportunity to earn additional capital gains, based upon achieving specific return thresholds based on the joint venture’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75.0 million, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175.0 million, and (iii) any asset with an acquisition price between $75.0 million and $175.0 million will be offered on a rotational basis with the first acquisition allocated to the joint venture. As of June 30, 2009, there were no acquisitions through the joint venture.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of June 30, 2009, $2.6 million was available in restricted cash reserves for future capital expenditures.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from hotels leased by LHL. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s credit facility, secured financing on one or all of the Company’s twenty-two unencumbered properties, the sale of one or more properties and equity issuances available under the shelf registration statement.

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

Debt at June 30, 2009 and December 31, 2008 consisted of the following (dollars in thousands):

				Balance Outstanding as of
Debt	Interest Rate		Maturity Date	June 30, 2009	December 31, 2008
Credit facilities
Senior unsecured credit facility	Floating	(a)	April 2011 (a)	$18,300	$234,500
LHL unsecured credit facility	Floating	(b)	April 2011 (b)	10,074	5

Total borrowings under credit facilities				28,374	234,505

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating	(c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating	(c)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Gild Hall	Floating	(d)	November 2009 (d)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%		July 2009 (e)	—	38,487
Hilton Alexandria Old Town	4.98%		September 2009 (f)	—	31,227
Le Montrose Suite Hotel	8.08%		July 2010	13,000	13,138
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
Hotel Solamar	5.49%		December 2013	60,900	60,900
Hotel Deca	6.28%		August 2014	10,026	10,142
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%		July 2016	101,780	101,780

Mortgage loans at stated value				615,306	685,274
Unamortized loan premium (g)				380	412

Total mortgage loans				615,686	685,686

Total debt				$686,560	$962,691

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of June 30, 2009, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $18,300 was 1.11%. As of December 31, 2008, the rates, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $97,000 and $137,500 were 2.00% and 1.28%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of June 30, 2009 and December 31, 2008, the rates, including the applicable margin, for LHL’s outstanding LIBOR borrowings were 1.12% and 2.00%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)	The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2009 were 1.00% and 0.40% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2008 were 4.50% and 1.00% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates as of June 30, 2009 and December 31, 2008 were 1.07% and 2.19%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The original maturity date was scheduled for November 2008. On October 3, 2008, the Company exercised its first option to extend the loan maturity to November 2009. The Company intends to exercise its second option to extend the loan maturity to November 2010.

(e)	The Company repaid the mortgage loans on February 2, 2009 through borrowings on its senior unsecured credit facility.

(f)	The Company repaid the mortgage loan on June 1, 2009 through borrowings on its senior unsecured credit facility.

(g)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $380 as of June 30, 2009 and $412 as of December 31, 2008.

        The Company incurred interest expense of $9.9 million and $19.7 million for the three and six months ended June 30, 2009, respectively, and $12.4 million and $23.8 million for the three and six months ended June 30, 2008, respectively. Included in interest expense is the amortization of deferred financing fees of $0.3 million and $0.5 million for the three and six months ended June 30, 2009, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2008, respectively. Interest was capitalized in the amounts of zero and $0.6 million for the three and six months ended June 30, 2009, respectively, and $0.7 million and $2.1 million for the three and six months ended June 30, 2008, respectively.

As of June 30, 2009, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450.0 million. The credit facility has a maturity date of April 13, 2011 with, at the Company’s option, a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2009, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the senior unsecured credit facility was 1.3% for each of the three and six months ended June 30, 2009, and 3.4% and 3.7% for the three and six months ending June 30, 2008, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding as of June 30, 2009. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $0.1 million for each of the three and six months ended June 30, 2009 and $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively. As of June 30, 2009 and December 31, 2008, the Company had $18.3 million and $234.5 million, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility has a maturity date of April 13, 2011 with, at LHL’s option, a one-year extension option. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2009, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 1.2% for each of the three and six months ended June 30, 2009 and 3.3% and 4.0% for the three and six months ending June 30, 2008, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding as of June 30, 2009. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of an immaterial amount for each of the three months and six ended June 30, 2009 and 2008. As of June 30, 2009 and December 31, 2008, LHL had $10.1 million and an immaterial amount, respectively, of outstanding borrowings under the LHL credit facility.

Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position on SFAS 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion 28, “Interim Financial Reporting”, entitled “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107 by requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and APB 28 by requiring disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2009, the carrying value and estimated fair value of the Company’s debt was $686.2 million and $598.1 million, respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $962.3 million and $947.2 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

Equity Issuances

On April 29, 2009, the Company completed an underwritten public offering of 12,362,500 common shares, of beneficial interest, par value $0.01 per share, including 1,612,500 common shares pursuant to an overallotment option exercise. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $119.3 million. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

On June 15, 2009, the Company completed an underwritten public offering of 10,000,000 common shares, of beneficial interest, par value $0.01 per share. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $141.0 million. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

Sources and Uses of Cash

As of June 30, 2009, the Company had $6.8 million of cash and cash equivalents and $8.4 million of restricted cash reserves, $2.6 million of which was available for future capital expenditures. Additionally, the Company had $429.0 million available under the senior unsecured credit facility and $14.9 million available under the LHL credit facility.

Net cash provided by operating activities was $37.7 million for the six months ended June 30, 2009 primarily due to the operations of hotels leased by LHL, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $15.8 million for the six months ended June 30, 2009 primarily due to outflows for improvements and additions at the hotels and development property, partially offset by proceeds from restricted cash reserves.

Net cash used in financing activities was $33.2 million for the six months ended June 30, 2009 primarily due to repayments under credit facilities, mortgage loan repayments, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders and unitholders, partially offset by borrowings under credit facilities and proceeds from the common share offerings.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities, borrowings under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s twenty-two unencumbered properties, the sale of one or more properties and equity issuances available under the shelf registration statement. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s twenty-two unencumbered properties, the sale of one or more properties or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s twenty-two unencumbered properties, the sale of one or more properties, estimated cash flows from operations and the issuance of additional equity securities. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition and development criteria have been achieved. During the second quarter of 2009, the Company suspended development activities at the 330 N. Wabash Avenue property as a result of the current economic downturn. The Company will recommence such activities once conditions warrant it.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of June 30, 2009 (dollars in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Contractual Obligations		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$811,281	$54,514	$141,920	$123,999	$490,848
Borrowings under credit facilities (2)	28,945	320	28,625	—	—
Ground rent (3)	203,238	5,055	10,131	10,162	177,890
Massport Bonds (1)	44,254	202	405	405	43,242
Purchase commitments (4)
Purchase orders and letters of commitment	10,879	10,879	—	—	—

Total obligations and commitments	$1,098,597	$70,970	$181,081	$134,566	$711,980

(1)

Amounts include principal and interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt. Interest expense on the variable rate debt is calculated based on the rate as of June 30, 2009.

(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rate as of June 30, 2009. It is assumed that the outstanding debt as of June 30, 2009 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)

As of June 30, 2009, purchase orders and letters of commitment totaling approximately $10.9 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels

For each of the calendar years 2004 through 2008, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through May 8, 2009, Marriott made cure payments totaling $12.3 million for the calendar years 2004 through 2007 to avoid termination. Marriott could have recouped these amounts in the event certain future operating thresholds were attained. Through May 8, 2009, Marriott had recouped a total of $2.8 million for the calendar years 2004 through 2008. The Company recorded a deferred liability of $9.5 million as of December 31, 2008, which was included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. Marriott failed to make the required cure payment for calendar year 2008, and therefore the Company recognized $9.5 million as pre-tax income in May 2009. The management agreement with Marriott was terminated on May 8, 2009. The hotel now operates as an independent hotel, Seaview Resort; the hotel facilities are operated by Dolce Hotels and Resorts, and the golf facilities are operated by Troon Golf. The deferred liability is zero as of June 30, 2009.

The following is a reconciliation of the cure payments and deferred liability as of and for the six months ended June 30, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005 (dollars in thousands):

		Cure Payment					Deferred Liability Balance
Year Ended December 31,	Notification Date	Performance Year	Date	Amount	Recoup Amount	Pre-Tax Income
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$—	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	—	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	—	$6,371
2008	February 26, 2008	2007	April 10, 2008	3,123	—	—	$9,494
2009*	February 27, 2009	2008	N/A	—	—	—	$9,494
			May 9, 2009	—	—	(9,494)	$—

			As of June 30, 2009	$12,315	$(2,821)	$(9,494)

*	Period through Marriott management agreement termination date, May 8, 2009.

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three and six months ended June 30, 2009 and 2008, respectively:

	For the three months ended June 30,			For the six months ended June 30,
	2009	2008	Variance	2009	2008	Variance
Total Portfolio
Occupancy	74.7%	81.0%	-7.9%	67.7%	73.0%	-7.3%
ADR	$179.70	$213.97	-16.0%	$176.41	$200.06	-11.8%
RevPAR	$134.15	$173.40	-22.6%	$119.42	$146.08	-18.3%

Joint Ventures

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, acquired floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46.0 million plus acquisition costs. The joint venture has developed plans to convert the existing vacant floors to a super luxury hotel. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs totaling $61.2 million and $60.1 million are included in property under development in the consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively. The 5.0% interest of the outside partner is included in redeemable noncontrolling interest in consolidated entity in the consolidated balance sheets.

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250.0 million of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700.0 million. The Company, through the Operating Partnership, owns a 15.0% equity interest in the joint venture and will have the opportunity to earn additional capital gains, based upon achieving specific return thresholds based on the joint venture’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75.0 million, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175.0 million, and (iii) any asset with an acquisition price between $75.0 million and $175.0 million will be offered on a rotational basis with the first acquisition allocated to the joint venture. The Company accounts for its investment in this joint venture under the equity method of accounting. As of June 30, 2009, there were no acquisitions through the joint venture.

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

Legal Proceedings

The nature of the operations of the hotels exposes the hotels, Company and Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. As of June 30, 2009, approximately $90.9 million of the Company’s aggregate indebtedness (13.2% of total indebtedness) was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $0.2 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $90.9 million, the balance at June 30, 2009.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2009. There were no changes to the Company’s internal control over financial reporting during the second quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The nature of the operations of the hotels exposes the hotels, Company and Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and its subsequent Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2005, the Company acquired the Westin Copley Place in Boston, Massachusetts. As part of the consideration to acquire the hotel, the Operating Partnership issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) of the Operating Partnership. The Series C Preferred Units were redeemable for 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share, of the Company on a one-for-one basis. As previously disclosed, on February 1, 2009, each of the Series C Preferred Units was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C Shares”). Prior to the exchange described below, the Series C Shares were held by SCG Hotel DLP, L.P. (“SCG”). On April 16, 2009, SCG exchanged its Series C Shares for an equal number of 7.25% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share (the “Series G Shares”), of the Company in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Exchange Act of 1933, amended. On April 17, 2009, the Company filed a registration statement with the Securities and Exchange Commission to register the resale of the Series G Shares. On May 13, 2009, in connection with the exchange, SCG paid the Company a fee of $1.0 million, which the Company recognized as income.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) On April 23, 2009, the Company held its Annual Meeting of Shareholders. The matters on which the shareholders voted, in person or by proxy were:

(i)	for the election of three Class II trustees of the Company to serve until the 2012 Annual Meeting of Shareholders and until their successors are duly elected and qualified, and to elect an additional trustee as a Class I trustee of the Company to serve until 2011 Annual Meeting of Shareholders until his successor is duly elected and qualified;

(ii)	the ratification of the appointment of the Company’s independent registered public accountants for the year ending December 31, 2009; and

(iii)	to consider and approve the 2009 Equity Incentive Plan.

The four nominees were elected, the ratification of the appointment of the independent registered public accountants was approved, and the 2009 Equity Incentive Plan was approved. The results of the voting were as follows:

Trustee	Votes For	Votes Against	Votes Withheld
Daryl Hartley-Leonard	37,614,344	-0-	550,672
Kelly Kuhn	23,402,895	-0-	14,762,121
William S. McCalmont	24,186,084	-0-	13,978,932
Michael Barnello	37,621,167	-0-	543,849

Ratification of Appointment of Independent Registered Public Accountants:

Votes For	Votes Against	Abstentions	Not Voted
37,904,879	256,595	3,537	38,165,011

Approval of the 2009 Equity Incentive Plan:

Votes For	Votes Against	Abstentions	Not Voted
19,807,062	14,332,998	45,491	6,842,447

(b) In addition, the following trustees’ terms are continuing: Donald S. Perkins, Stuart L. Scott, Jon E. Bortz and Donald A. Washburn.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3	Articles of Amendment and Restatement of Declaration of Trust (including all articles of amendment and articles supplementary)(1)

10.1	Eighth Amendment to Amended and Restated Agreement of Limited Partnership(1)

10.2	2009 Equity Incentive Plan(2)

10.3	Trustee Fee Deferral Program(2)

12	Statement of Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Share Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Form 8-K report filed with the SEC on April 17, 2009 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s registration statement on Form S-8 (File No. 333-158873) filed with the SEC on April 28, 2009 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: July 22, 2009	BY:	/s/ JULIO E. MORALES
Julio E. Morales
Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3	Articles of Amendment and Restatement of Declaration of Trust (including all articles of amendment and articles supplementary)(1)

10.1	Eighth Amendment to Amended and Restated Agreement of Limited Partnership(1)

10.2	2009 Equity Incentive Plan(2)

10.3	Trustee Fee Deferral Program(2)

12	Statement of Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Share Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Form 8-K report filed with the SEC on April 17, 2009 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s registration statement on Form S-8 (File No. 333-158873) filed with the SEC on April 28, 2009 and incorporated herein by reference.