Form 10-Q
period 2009-09-30
LASALLE HOTEL PROPERTIES
filed 2009-10-21
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at October 21, 2009
Common Shares of Beneficial Interest ($0.01 par value)	63,512,910
8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000
7 1/2% Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	6,348,888

PART I. Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets:
Investment in hotel properties, net	$1,901,831	$1,967,255
Property under development	66,308	66,563
Cash and cash equivalents	11,787	18,056
Restricted cash reserves (Note 5)	11,542	9,853
Rent receivable	—	85
Hotel receivables (net of allowance for doubtful accounts of approximately $890 and $1,340, respectively)	30,739	21,988
Deferred financing costs, net	1,905	2,672
Deferred tax asset	12,660	17,484
Prepaid expenses and other assets	26,828	27,514

Total assets	$2,063,600	$2,131,470

Liabilities and Equity:
Borrowings under credit facilities (Note 4)	$2,520	$234,505
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $361 and $412, respectively) (Note 4)	615,541	685,686
Accounts payable and accrued expenses	71,273	87,188
Advance deposits	11,637	12,134
Accrued interest	2,835	3,424
Distributions payable	7,324	9,121

Total liabilities	753,630	1,074,558

Redeemable noncontrolling interest in consolidated entity (Note 3)	2,748	2,769
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value (liquidation preference of $352,972 and $294,250, respectively), 40,000,000 shares authorized, and 14,118,888 and 11,770,000 shares issued and outstanding, respectively (Note 6)	141	118
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 63,512,910 and 41,065,487 shares issued and outstanding, respectively (Note 6)	635	411
Additional paid-in capital, net of offering costs of $54,602 and $42,679, respectively	1,468,236	1,146,581
Distributions in excess of retained earnings	(162,142)	(153,438)

Total shareholders’ equity	1,306,870	993,672

Noncontrolling Interests:
Noncontrolling interest in consolidated entity	56	64
Noncontrolling interest of common units in Operating Partnership (redemption value of $904 and $774, respectively) (Notes 1 and 6)	296	668
Noncontrolling interest of preferred units in Operating Partnership (redemption value of zero and $59,787, respectively) (Notes 1 and 6)	—	59,739

Total noncontrolling interests	352	60,471

Total equity	1,307,222	1,054,143

Total liabilities and equity	$2,063,600	$2,131,470

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Hotel operating revenues:
Room	$103,791	$127,245	$287,476	$334,946
Food and beverage	43,270	49,082	125,952	133,498
Other operating department	14,367	15,766	37,133	39,655

Total hotel operating revenues	161,428	192,093	450,561	508,099
Participating lease revenue	—	1,393	—	11,957
Other income	1,279	2,120	14,480	6,160

Total revenues	162,707	195,606	465,041	526,216

Expenses:
Hotel operating expenses:
Room	24,922	27,790	69,770	76,638
Food and beverage	29,501	32,761	86,050	90,631
Other direct	6,512	7,071	17,044	18,399
Other indirect	40,921	48,653	121,543	134,739

Total hotel operating expenses	101,856	116,275	294,407	320,407
Depreciation and amortization	27,290	27,372	82,331	78,932
Real estate taxes, personal property taxes and insurance	7,964	7,098	23,653	25,764
Ground rent (Note 5)	1,890	2,241	4,891	5,786
General and administrative	2,296	5,108	10,822	12,936
Lease termination expense (Note 5)	—	4,269	—	4,269
Other expenses	292	650	2,088	2,154

Total operating expenses	141,588	163,013	418,192	450,248

Operating income	21,119	32,593	46,849	75,968
Interest income	14	20	43	129
Interest expense	(9,172)	(12,379)	(28,919)	(36,210)

Income before income tax expense	11,961	20,234	17,973	39,887
Income tax expense (Note 9)	(1,831)	(767)	(5,135)	(650)

Net income	10,130	19,467	12,838	39,237

Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity (Note 3)	2	6	21	11
Noncontrolling interest of common units in Operating Partnership (Notes 1 and 6)	(13)	(53)	(22)	(106)
Noncontrolling interest of preferred units in Operating Partnership (Notes 1 and 6)	—	(1,262)	(367)	(4,021)

Net income attributable to noncontrolling interests	(11)	(1,309)	(368)	(4,116)

Net income attributable to the Company	10,119	18,158	12,470	35,121
Distributions to preferred shareholders	(6,688)	(5,625)	(19,699)	(16,873)

Net income (loss) attributable to common shareholders	$3,431	$12,533	$(7,229)	$18,248

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(Dollars in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Earnings per Common Share - Basic:
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.30	$(0.14)	$0.44

Earnings per Common Share - Diluted:
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.30	$(0.14)	$0.44

Weighted average number of common shares outstanding:
Basic	63,002,718	40,264,498	51,590,702	40,035,102
Diluted	63,078,201	40,350,444	51,667,101	40,152,485

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Equity

(Dollars in thousands, except per share/unit data)

(unaudited)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest in Consolidated Entity	Noncontrolling Interest of Common Units in Operating Partnership	Noncontrolling Interest of Preferred Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$118	$411	$—	$1,146,581	$(153,438)	$993,672	$64	$668	$59,739	$60,471	$1,054,143
Issuance of shares, net of offering costs	—	224	58	260,267	—	260,549	—	—	—	—	260,549
Repurchase of common shares into treasury	—	—	(365)	—	—	(365)	—	—	—	—	(365)
Options exercised	—	—	—	342	—	342	—	—	—	—	342
Unit conversions	23	—	—	58,849	—	58,872	—	(150)	(58,675)	(58,825)	47
Deferred compensation, net	—	—	307	1,955	—	2,262	—	—	—	—	2,262
Distributions on forfeited restricted shares	—	—	—	—	207	207	—	—	—	—	207
Reclassification of noncontrolling interest	—	—	—	242	—	242	—	(242)	—	(242)	—
Redeemable noncontrolling interest	—	—	—	—	21	21	—	—	—	—	21
Distributions on common shares/units ($0.03 per share/unit)	—	—	—	—	(1,682)	(1,682)	—	(2)	—	(2)	(1,684)
Distributions on preferred shares/units	—	—	—	—	(19,699)	(19,699)	(8)	—	(1,431)	(1,439)	(21,138)
Net income	—	—	—	—	12,449	12,449	—	22	367	389	12,838

Balance, September 30, 2009	$141	$635	$—	$1,468,236	$(162,142)	$1,306,870	$56	$296	$—	$352	$1,307,222

Balance, December 31, 2007	$118	$401	$—	$1,128,708	$(91,091)	$1,038,136	$—	$747	$87,652	$88,399	$1,126,535
Issuance of shares, net of offering costs	—	—	112	40	—	152	78	—	—	78	230
Repurchase of common shares into treasury	—	—	(955)	—	—	(955)	—	—	—	—	(955)
Options exercised	—	—	15	212	—	227				—	227
Unit conversions	—	6	71	13,043	—	13,120			(13,295)	(13,295)	(175)
Deferred compensation, net	—	3	752	2,870	—	3,625	—	—	—	—	3,625
Redeemable noncontrolling interest	—	—	—	—	11	11	—	—	—	—	11
Distributions on common shares/units ($1.55 per share/unit)	—	—	—	—	(62,491)	(62,491)	—	(160)	—	(160)	(62,651)
Distributions on preferred shares/units	—	—	—	—	(16,873)	(16,873)	—	—	(4,276)	(4,276)	(21,149)
Net income	—	—	—	—	35,110	35,110	—	106	4,021	4,127	39,237

Balance, September 30, 2008	$118	$410	$(5)	$1,144,873	$(135,334)	$1,010,062	$78	$693	$74,102	$74,873	$1,084,935

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

(unaudited)

	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$12,838	$39,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,331	78,932
Amortization of deferred financing costs and mortgage premiums	716	847
Deferred compensation	2,262	3,625
Allowance for doubtful accounts	(450)	270
Distributions on forfeited restricted shares	207	—
Changes in assets and liabilities:
Restricted cash reserves, net	(810)	(2,750)
Rent receivable	85	2,434
Hotel receivables	(8,301)	(15,956)
Deferred tax asset	4,824	(499)
Prepaid expenses and other assets	1,359	(30,185)
Accounts payable and accrued expenses	(11,069)	10,740
Advance deposits	(497)	6,965
Accrued interest	(589)	(276)

Net cash provided by operating activities	82,906	93,384

Cash flows from investing activities:
Improvements and additions to hotel properties	(21,999)	(75,039)
Acquisition of property	—	(51,469)
Purchase of office furniture and equipment	(16)	(36)
Restricted cash reserves, net	(879)	3,312

Net cash used in investing activities	(22,894)	(123,232)

Cash flows from financing activities:
Borrowings under credit facilities	240,389	358,957
Repayments under credit facilities	(472,374)	(207,873)
Repayments of mortgage loans	(70,094)	(17,808)
Purchase of bonds	—	(400)
Payment of deferred financing costs	—	(559)
Contributions from redeemable noncontrolling interest	—	2,810
Purchase of treasury shares	(365)	(955)
Proceeds from exercise of stock options	342	227
Proceeds from issuance of common shares	272,361	—
Payment of common offering costs	(11,924)	—
Redemption of preferred shares	—	(120)
Distributions-preferred shares/units	(20,073)	(21,203)
Distributions-common shares/units	(4,543)	(62,217)

Net cash (used in) provided by financing activities	(66,281)	50,859

Net change in cash and cash equivalents	(6,269)	21,011
Cash and cash equivalents, beginning of period	18,056	26,050

Cash and cash equivalents, end of period	$11,787	$47,061

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

As of September 30, 2009, the Company owned interests in 31 hotels with approximately 8,500 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. All 31 of the hotels are leased to LHL (see Note 8), including one hotel which transitioned from a lease with an unaffiliated lessee to a new lease with LHL as of January 1, 2009. The LHL leases expire between 2009 and 2013. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement. Additionally, the Company owns a 95.0% joint venture interest in a property under development (see Note 3).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned 99.9% of the common units of the Operating Partnership at September 30, 2009. The remaining 0.1% was held by a limited partner who held 46,000 limited partnership common units at September 30, 2009. On February 1, 2009, a limited partner redeemed 2,348,888 Series C Preferred Units of limited interest in the Operating Partnership for 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share. See Note 6 for additional disclosures on common and preferred operating partnership units.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, and consolidated statements of cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain prior period amounts have been reclassified to conform to the current period presentation, including changes resulting from the adoption of new accounting pronouncements regarding noncontrolling interests in consolidated financial statements (Note 2) and earnings per share (Note 10) on January 1, 2009.

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

Recently Issued Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted this standard in accordance with GAAP.

Subsequent Events

In May 2009, the FASB issued a pronouncement which sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company is adhering to the requirements of this pronouncement which was effective for financial periods ending after June 15, 2009.

Noncontrolling Interests

In June 2009, the FASB issued a pronouncement which amends GAAP as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This pronouncement is effective for the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. Management does not believe adoption of this pronouncement will have a material effect on the Company’s consolidated financial statements.

Noncontrolling Interests

The Company includes the accounts of all variable interest entities in which it holds a controlling financial interest in accordance with GAAP. A controlling financial interest is typically attributable to the entity with a majority voting interest. However, controlling financial interests may be achieved through arrangements that do not involve voting interests. The controlling financial interest is held by the entity that will absorb a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

In December 2007, the FASB issued a pronouncement regarding noncontrolling interests in consolidated financial statements effective for fiscal years beginning on or after December 15, 2008. The Company has adopted this pronouncement effective January 1, 2009. Per this pronouncement, noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under this pronouncement, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

However, per GAAP requirements, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interest outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered existing GAAP guidance to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

The consolidated results of the Company include the following ownership interests held by owners other than the Company: the common units in the Operating Partnership held by a third party (46,000 at September 30, 2009), the preferred units in the Operating Partnership held by third parties (none at September 30, 2009), the outside preferred ownership interests in a tax-related ownership entity and the 5.0% interest of the outside partner in the Modern Magic Hotel LLC joint venture.

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

Regarding the 5.0% interest of the outside partner in the Modern Magic Hotel LLC joint venture, the operating agreement contains a liquidation option for the 5.0% investor which, in certain circumstances, could result in a net cash settlement outside the control of the Company. Accordingly, consistent with GAAP requirements, the Company will continue to record this noncontrolling interest outside of permanent equity in the consolidated balance sheets. Net income or loss related to this noncontrolling interest is excluded from net income or loss in the consolidated statements of operations. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected this interest at its carrying value as of September 30, 2009 and December 31, 2008 as the carrying cost exceeded the estimated redemption value.

3.	Investment in Joint Ventures

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, acquired floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46,000 plus acquisition costs. The joint venture has developed plans to convert the existing vacant floors to a luxury hotel. Redevelopment activity has been temporarily suspended, but is expected to resume when conditions warrant it. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs totaling $61,933 and $60,080 are included in property under development in the accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively. The 5.0% interest of the outside partner is included in redeemable noncontrolling interest in consolidated entity in the accompanying consolidated balance sheets.

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250,000 of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700,000. The Company, through the Operating Partnership, owns a 15.0% equity interest in the joint venture and will have the opportunity to earn additional capital gains, based upon achieving specific return thresholds based on the joint venture’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75,000, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175,000, and (iii) any asset with an acquisition price between $75,000 and $175,000 will be offered on a rotational basis with the first acquisition allocated to the joint venture. The Company accounts for its investment in this joint venture under the equity method of accounting. As of September 30, 2009, there were no investments through the joint venture.

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

Debt at September 30, 2009 and December 31, 2008 consisted of the following:

				Balance Outstanding as of
Debt	Interest Rate		Maturity Date	September 30, 2009	December 31, 2008
Credit facilities
Senior unsecured credit facility	Floating	(a)	April 2011 (a)	$—	$234,500
LHL unsecured credit facility	Floating	(b)	April 2011 (b)	2,520	5

Total borrowings under credit facilities				2,520	234,505

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating	(c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating	(c)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Gild Hall	Floating	(d)	November 2009 (d)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%		July 2009 (e)	—	38,487
Hilton Alexandria Old Town	4.98%		September 2009 (f)	—	31,227
Le Montrose Suite Hotel	8.08%		July 2010 (g)	12,931	13,138
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
Hotel Solamar	5.49%		December 2013	60,900	60,900
Hotel Deca	6.28%		August 2014	9,969	10,142
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%		July 2016	101,780	101,780

Mortgage loans at stated value				615,180	685,274
Unamortized loan premium (h)				361	412

Total mortgage loans				615,541	685,686

Total debt				$660,561	$962,691

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2008, the rates, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $97,000 and $137,500 were 2.00% and 1.28%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of September 30, 2009 and December 31, 2008, the rates, including the applicable margin, for LHL’s outstanding LIBOR borrowings were 1.04% and 2.00%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)	The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of September 30, 2009 were 0.40% and 0.33% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2008 were 4.50% and 1.00% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates as of September 30, 2009 and December 31, 2008 were 1.01% and 2.19%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The original maturity date was scheduled for November 2008. On October 3, 2008, the Company exercised its first option to extend the loan maturity to November 2009. The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(e)	The Company repaid the mortgage loans on February 2, 2009 through borrowings on its senior unsecured credit facility.

(f)	The Company repaid the mortgage loan on June 1, 2009 through borrowings on its senior unsecured credit facility.

(g)	The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(h)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $361 as of September 30, 2009 and $412 as of December 31, 2008.

The Company incurred interest expense of $9,172 and $28,919 for the three and nine months ended September 30, 2009, respectively, and $12,379 and $36,210 for the three and nine months ended September 30, 2008, respectively. Included in interest expense is the amortization of deferred financing fees of $232 and $767 for the three and nine months ended September 30, 2009, respectively, and $330 and $1,006 for the three and nine months ended September 30, 2008, respectively. Interest was capitalized in the amounts of $24 and $673 for the three and nine months ended September 30, 2009, respectively, and $702 and $2,774 for the three and nine months ended September 30, 2008, respectively.

As of September 30, 2009, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450,000. The credit facility has a maturity date of April 13, 2011 with, at the Company’s option, a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2009, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the senior unsecured credit facility was 1.1% and 1.3% for the three and nine months ended September 30, 2009, respectively, and 3.3% and 3.5% for the three and nine months ended September 30, 2008, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding as of September 30, 2009. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $139 and $285 for the three and nine months ended September 30, 2009, respectively, and $85 and $273 for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009 and December 31, 2008, the Company had zero and $234,500, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility has a maturity date of April 13, 2011 with, at LHL’s option, a one-year extension option. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2009, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 1.1% and 1.2% for the three and nine months ended September 30, 2009, respectively and 3.2% and 3.7% for the three and nine months ended September 30, 2008, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding as of September 30, 2009. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of $5 and $13 for the three and nine months ended September 30, 2009, respectively, and $5 and $14 for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009 and December 31, 2008, LHL had $2,520 and $5, respectively, of outstanding borrowings under the LHL credit facility.

Fair Value of Financial Instruments

In April 2009, the FASB issued a new accounting pronouncement which amended GAAP by requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and by requiring disclosures in summarized financial information at interim reporting periods. This pronouncement was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of September 30, 2009, the carrying value and estimated fair value of the Company’s debt were $660,200 and $583,532, respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt were $962,279 and $947,155, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

5.	Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa and Hotel Solamar, and a portion of the parking lot at Sheraton Bloomington Hotel Minneapolis South are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The lease on the parking lot at the Sheraton Bloomington Hotel Minneapolis South expires in 2014, but the Company has an option to extend for 7 years to 2021. None of the remaining leases expire prior to 2020. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense was $1,890 and $4,891 for the three and nine months ended September 30, 2009, respectively, and $2,241 and $5,786 for the three and nine months ended September 30, 2008, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash. As of September 30, 2009, $3,656 was available in restricted cash reserves for future capital expenditures.

Restricted Cash Reserves

At September 30, 2009, the Company held $11,542 in restricted cash reserves. Included in such amounts are (i) $3,656 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $7,406 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments, and (iii) $480 held by insurance companies on our behalf to be refunded or applied to future liabilities.

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

In connection with the 2002 termination of Meridien Hotels, Inc. (“Meridien”) affiliates at the New Orleans and Dallas Hotels, the Company was engaged in litigation with Meridien and related affiliates. On September 11, 2008, the Company entered into a Settlement Agreement with Meridien that resolved and released each of the parties’ respective claims, in consideration of a one-time payment by the Company in the amount of $5,500. The Company had previously accrued $1,231 for contingent liability and as a result, the Company recognized an additional expense of $4,269 during the three months ended September 30, 2008, which is included in the lease termination expense on the accompanying consolidated statement of operations.

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

On June 15, 2009, the Company completed an underwritten public offering of 10,000,000 common shares of beneficial interest, par value $0.01 per share. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $141,093. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

During the three months ended September 30, 2009, the Company issued 64,000 common shares of beneficial interest, consisting of 40,000 shares related to options exercised and 24,000 shares related to conversion of common units, both of which occurred in August 2009.

During the nine months ended September 30, 2009, the Company received 113,346 common shares of beneficial interest related to the forfeiture of restricted shares due to employee and executive resignations. The Company re-issued 36,093 treasury shares related to the issuance of restricted common shares of beneficial interest in April 2009 and the issuance of common shares of beneficial interest in the underwritten public offering in June 2009. In September 2009, the Company retired 105,696 forfeited restricted shares as they were issued under the 1998 Plan. At September 30, 2009, there were no common shares of beneficial interest in treasury.

Common Dividends

The Company paid the following dividends on common shares/units during the nine months ended September 30, 2009:

Dividend per Share/Unit	For the Period	Declared	Record Date	Payable Date
$0.085	Month ended 31-Dec-2008	22-Oct-2008	31-Dec-2008	15-Jan-2009
$0.01	Quarter ended 31-Mar-2009	4-Feb-2009	31-Mar-2009	15-Apr-2009
$0.01	Quarter ended 30-June-2009	15-Jun-2009	30-Jun-2009	15-Jul-2009

Treasury Shares

Treasury shares are accounted for under the cost method. During the nine months ended September 30, 2009, the Company received 146,377 common shares of beneficial interest related to (i) executives and employees surrendering shares to pay taxes at the time restricted shares vested and (ii) forfeiture of restricted shares due to employee and executive resignations. The Company re-issued 4,588 treasury shares related to earned 2008 compensation for the Board of Trustees pursuant to award arrangements existing on or before January 1, 2008. The Company re-issued 36,093 treasury shares related to the issuance of restricted common shares of beneficial interest in April 2009 and the issuance of common shares of beneficial interest in the underwritten public offering in June 2009. In September 2009, the Company retired 105,696 forfeited restricted shares as they were issued under the 1998 Plan.

At September 30, 2009, there were no common shares of beneficial interest in treasury.

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

The following Preferred Shares were outstanding as of September 30, 2009:

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

Noncontrolling Interest of Common Units in Operating Partnership

On August 14, 2009, 24,000 common units of limited partnership interest were redeemed for common shares of beneficial interest of the Company on a one-for-one basis.

As of September 30, 2009, the Operating Partnership had 46,000 common units outstanding, representing a 0.1% partnership interest held by a limited partner. As of September 30, 2009, approximately $904 of cash or the equivalent value in common shares, at our option, would be paid to the limited partners of the Operating Partnership if the partnership was terminated. The approximate value of $904 is equivalent to the units outstanding valued at the Company’s September 30, 2009 closing share price of $19.66, which we assume would be equal to the value provided to the limited partners upon liquidation of the Operating Partnership.

Noncontrolling Interest of Preferred Units in Operating Partnership

On February 1, 2009, each of the 2,348,888 7.25% Series C Preferred Units, issued as part of the consideration to acquire the Westin Copley Place, was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share, to SCG Hotel DLP, LP. The issuance of the Series C Preferred Shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. As a result of the redemption of all the partnership interests issued in consideration for the hotel, the contingent obligation of the Company to reimburse the seller of the hotel up to $20,000 of taxes related to unrealized taxable gains created at the time of the Company’s acquisition of the hotel, as described in the Tax Reporting and Protection Agreement entered into by the Company, has become null and void. As of September 30, 2009, there were no Series C Preferred Units outstanding.

All 1,098,348 Series F Preferred Units were redeemed during 2008. The Series F Preferred Units paid a cumulative, quarterly dividend at a variable rate of LIBOR plus 150 basis points. As of September 30, 2009, there were no Series F Preferred Units outstanding.

There were no Preferred Units outstanding as of September 30, 2009.

Preferred Dividends

The Company paid the following dividends on preferred shares/units during the nine months ended September 30, 2009:

Share/Unit	Security Type	Dividend per Share/Unit	For the Quarter Ended		Record Date	Payable Date
Share	8 3/8% Series B	$0.52	31-Dec-2008		1-Jan-2009	15-Jan-2009
Unit	7 1/4% Series C	$0.45	31-Dec-2008		1-Jan-2009	15-Jan-2009
Share	7 1/2% Series D	$0.47	31-Dec-2008		1-Jan-2009	15-Jan-2009
Share	8% Series E	$0.50	31-Dec-2008		1-Jan-2009	15-Jan-2009
Share	7 1/4% Series G	$0.45	31-Dec-2008		1-Jan-2009	15-Jan-2009
Share	8 3/8% Series B	$0.52	31-Mar-2009		1-Apr-2009	15-Apr-2009
Unit	7 1/4% Series C	$0.15	31-Mar-2009	(a)	N/A	15-Apr-2009
Share	7 1/4% Series C	$0.30	31-Mar-2009	(b)	1-Apr-2009	15-Apr-2009
Share	7 1/2% Series D	$0.47	31-Mar-2009		1-Apr-2009	15-Apr-2009
Share	8% Series E	$0.50	31-Mar-2009		1-Apr-2009	15-Apr-2009
Share	7 1/4% Series G	$0.45	31-Mar-2009		1-Apr-2009	15-Apr-2009
Share	8 3/8% Series B	$0.52	30-Jun-2009		1-Jul-2009	15-Jul-2009
Share	7 1/2% Series D	$0.47	30-Jun-2009		1-Jul-2009	15-Jul-2009
Share	8% Series E	$0.50	30-Jun-2009		1-Jul-2009	15-Jul-2009
Share	7 1/4% Series G	$0.45	30-Jun-2009		1-Jul-2009	15-Jul-2009

(a)	Represents dividends for the period from January 1, 2009 through January 31, 2009.

(b)	Represents dividends for the period from February 1, 2009 through March 31, 2009.

7.	Equity Incentive Plan

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

The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three to four year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulation. There were no unvested stock options outstanding as of September 30, 2009. At September 30, 2009, there were 1,637,568 common shares available for future grant under the 2009 Plan.

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

A summary of the Company’s nonvested shares as of September 30, 2009 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	529,027	$33.09
Granted	162,712	11.30
Vested	(95,331)	39.12
Forfeited	(113,346)	30.71

Nonvested at September 30, 2009	483,062	$25.12

As of September 30, 2009 and December 31, 2008, there were $8,858 and $12,820, respectively, of total unrecognized compensation costs related to nonvested share awards. As of September 30, 2009 and December 31, 2008, these costs were expected to be recognized over a weighted-average period of 4.0 and 3.8 years, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2009 was zero and $1,049, respectively, and during the three and nine months ended September 30, 2008 was zero and $2,891, respectively. On September 13, 2009, 105,696 shares were forfeited with respect to an executive resignation. As a result, non-cash equity compensation related to those shares was reversed in September 2009. The compensation costs (net of actual and estimated forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $(287) and $2,134 for the three and nine months ended September 30, 2009, respectively, and $1,275 and $3,021 for the three and nine months ended September 30, 2008, respectively.

Long-Term Performance-Based Share Awards

On May 31, 2008 and June 25, 2008, the Company’s Board of Trustees granted 125,000 and 87,500 performance-based awards of nonvested shares to executives, respectively. On September 13, 2009, 25,000 shares were forfeited with respect to an executive resignation. The actual amounts of the awards with respect to 37,500 shares will be determined on July 1, 2011 and will depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2008 and ending with the per-share closing price of the Company’s common shares on June 30, 2011. The actual amounts of the reward with respect to 75,000 shares will be determined on July 1, 2014 and depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2011 and ending with the per-share closing price of the Company’s common shares on June 30, 2014. The actual amounts of the awards with respect to 75,000 shares will be determined on July 1, 2017 and will depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2014 and ending with the per-share closing price of the Company’s common shares on June 30, 2017. Forty percent of the awards will be based on the Company’s “total return” compared to the total return of the companies in the NAREIT Equity Index. “Total return” is as calculated by NAREIT Equity Index and is the increase in the market price of a company’s common shares plus dividends declared thereon and assuming such dividends are reinvested. Forty percent of the awards will be based on the Company’s total return compared to the total return of companies in a designated peer group of the Company and included in the NAREIT Equity Index. The final 20% of the awards will be based on the amount of the Company’s total return compared to a Board-established total return goal. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis described immediately above, and none of the performance shares is outstanding until issued in accordance with award agreement based on performance.

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

After the actual amounts of the awards are earned on January 1, 2012, the earned shares will be issued and outstanding with a portion subject to further vesting. Dividends will be deemed to have accrued on all of the earned shares, including those shares subject to further vesting, from December 31, 2008 until the determination date January 1, 2012. Such accrued dividends will be paid to the awardees on or about January 1, 2012. Thereafter, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting. The fair values were determined by the Company utilizing valuation reports which used the Monte Carlo valuation method provided by a third-party consultant.

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

•	The valuation has been performed in a risk-neutral framework, so no assumption has been made with respect to an equity risk premium.

Employee Behavioral Assumptions

•	As termination of employment results in forfeiture of the award, demographic assumptions have not been used.

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Award
2009 Grants
Target amounts	76.20%	1.39%	N/A	N/A	$15.44	20.00%
NAREIT index	76.20%	1.39%	N/A	1.238	$16.45	40.00%
Peer companies	76.20%	1.39%	N/A	0.907	$16.25	40.00%
2008 Grants
Target amounts	30.80%	2.90%	N/A	N/A	$24.81	20.00%
NAREIT index	30.80%	2.90%	N/A	1.152	$27.61	40.00%
Peer companies	30.80%	2.90%	N/A	1.022	$28.00	40.00%

A summary of the Company’s long-term performance-based share awards as of September 30, 2009 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	139,366	$34.46
Granted	70,344	16.17
Vested	—	—
Forfeited	(56,474)	34.53

Nonvested at September 30, 2009 (1)	153,236	$26.03

(1)

Amount excludes 150,000 shares that have been committed for future performance share grants. As of September 30, 2009, fair value has not been determined by a third party valuation expert. Fair value will be determined at the beginning of the performance measurement periods on July 1, 2011 and July 1, 2014.

As of September 30, 2009 and December 31, 2008, there were $2,630 and $3,570, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of September 30, 2009 and December 31, 2008, these costs were expected to be recognized over a weighted-average period of 3.2 and 2.8 years, respectively. No long-term performance-based share awards were vested as of September 30, 2009 and December 31, 2008. On September 13, 2009, 56,474 shares were forfeited with respect to an executive resignation. As a result, non-cash equity compensation related to those shares was reversed in September 2009. The compensation costs (net of forfeitures) related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $(504) and $128 for the three and nine months ended September 30, 2009, respectively, and $296 and $604 for the three and nine months ended September 30, 2008, respectively.

8.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses consist of the following expenses incurred by the hotels leased by LHL:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
General and administrative	$11,904	$13,892	$36,279	$40,755
Sales and marketing	9,486	11,502	29,406	32,713
Repairs and maintenance	5,910	6,513	17,425	18,545
Utilities and insurance	6,150	7,076	17,995	18,906
Management and incentive fees	5,942	8,003	16,082	18,867
Franchise fees	1,097	1,386	3,159	3,948
Other expenses	432	281	1,197	1,005

Total other indirect expenses	$40,921	$48,653	$121,543	$134,739

As of September 30, 2009, LHL leases all 31 hotels owned by the Company as follows:

1.	Sheraton Bloomington Hotel Minneapolis South

2.	Westin City Center Dallas

3.	Seaview Resort

4.	Harborside Hyatt Conference Center & Hotel

5.	Hotel Viking

6.	Topaz Hotel

7.	Hotel Rouge

8.	Hotel Madera

9.	Hotel Helix

10.	The Liaison Capitol Hill

11.	Lansdowne Resort

12.	Hotel George

13.	Indianapolis Marriott Downtown

14.	Hilton Alexandria Old Town

15.	Chaminade Resort and Conference Center

16.	Hilton San Diego Gaslamp Quarter
17.	The Grafton on Sunset

18.	Onyx Hotel

19.	Westin Copley Place

20.	Hotel Deca

21.	The Hilton San Diego Resort and Spa

22.	Donovan House

23.	Le Parc Suite Hotel

24.	Westin Michigan Avenue

25.	Hotel Sax Chicago

26.	Alexis Hotel

27.	Hotel Solamar

28.	Gild Hall

29.	Hotel Amarano Burbank

30.	San Diego Paradise Point Resort and Spa

31.	Le Montrose Suite Hotel

On January 1, 2009, the Le Montrose Suite Hotel transitioned to a new lease with LHL.

For each of the calendar years 2004 through 2008, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through May 8, 2009, Marriott made cure payments totaling $12,315 for the calendar years 2004 through 2007 to avoid termination. Marriott could have recouped these amounts in the event certain future operating thresholds were attained. Through May 8, 2009, Marriott had recouped a total of $2,821 for the calendar years 2004 through 2008. The Company recorded a deferred liability of $9,494 as of December 31, 2008, which was included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. Marriott failed to make the required cure payment for calendar year 2008, and therefore the Company recognized $9,494 as pre-tax income in other income in the accompanying consolidated statement of operations in May 2009. The management agreement with Marriott was terminated on May 8, 2009. The hotel now operates as an independent hotel, Seaview Resort; the hotel facilities are operated by Dolce Hotels and Resorts, and the golf facilities are operated by Troon Golf. The deferred liability is zero as of September 30, 2009.

The following is a reconciliation of the cure payments and deferred liability as of and for the nine months ended September 30, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005:

		Cure Payment					Deferred Liability Balance
Year Ended December 31,	Notification Date	Performance Year	Date	Amount	Recoup Amount	Pre-Tax Income
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$—	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	—	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	—	$6,371
2008	February 26, 2008	2007	April 10, 2008	3,123	—	—	$9,494
2009*	February 27, 2009	2008	N/A	—	—	—	$9,494
			May 9, 2009	—	—	(9,494)	$—

			As of September 30, 2009	$12,315	$(2,821)	$(9,494)

*	Period through Marriott management agreement termination date, May 8, 2009.

9.	Income Taxes

For the three months ended September 30, 2009, income tax expense of $1,831 was comprised of a current federal, state and local tax expense of $55 and a deferred federal, state and local tax expense of $1,776 on LHL’s income of $4,405 before income tax expense. For the nine months ended September 30, 2009, income tax expense of $5,135 was comprised of a current federal, state and local tax expense of $311 and a deferred federal, state and local tax expense of $4,824 on LHL’s income of $11,982 before income tax expense.

The Company has estimated LHL’s income tax expense for the nine months ended September 30, 2009 using a combined federal and state rate of 40.3%. As of September 30, 2009, the Company had a deferred tax asset of $12,660 primarily due to past years’ tax net operating losses. These loss carryforwards will expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent years cannot be reasonably estimated.

10.	Earnings per Common Share

The limited partners’ outstanding common limited partnership units in the Operating Partnership (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares, including unvested restricted shares when the assumed repurchase amount exceeds the amount outstanding, have been excluded from the diluted earnings per share calculation. A new accounting pronouncement states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s adoption of the pronouncement on January 1, 2009 has resulted in the exclusion of distributed and undistributed earnings attributable to unvested restricted shares (participating securities), as applicable, from net income or loss attributable to common shareholders utilized in the basic and diluted earnings per share calculations.

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) attributable to common shareholders	$3,431	$12,533	$(7,229)	$18,248
Dividends paid on unvested restricted shares	(5)	(278)	(15)	(533)
Undistributed earnings attributable to unvested restricted shares	(25)	—	—	—

Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$3,401	$12,255	$(7,244)	$17,715

Denominator:
Weighted average number of common shares - basic	63,002,718	40,264,498	51,590,702	40,035,102
Effect of dilutive securities:
Unvested restricted shares	—	—	—	—
Stock options and compensation-related shares	75,483	85,946	76,399	117,383

Weighted average number of common shares - diluted	63,078,201	40,350,444	51,667,101	40,152,485

Basic Earnings per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$0.05	$0.30	$(0.14)	$0.44

Diluted Earnings per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$0.05	$0.30	$(0.14)	$0.44

11.	Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2009	2008
Interest paid, net of capitalized interest	$28,741	$35,481

Interest capitalized	673	2,774

Income taxes paid, net of refunds	595	829

Distributions payable on common shares	636	7,199

Distributions payable on preferred shares	6,688	5,624

Redemption of preferred units for common shares	—	13,119

Accrued capital expenditures	216	4,321

(Forfeiture) issuance of restricted shares to employees and executives, net	(2,454)	11,549

Issuance of common shares for board of trustees compensation	110	153

Repurchase of common shares into treasury	(365)	(955)

In conjunction with the property acquisition, the Company assumed assets and liabilities as follows:
Real estate assets	$—	$52,910
Liabilities	—	(1,441)

Acquisition of property	$—	$51,469

12.	Subsequent Events

The Company has disclosed the following subsequent events in accordance with a new accounting pronouncement (Note 2). Subsequent events have been evaluated through October 21, 2009, the date the financial statements were issued.

The Company paid the following common and preferred dividends subsequent to September 30, 2009:

Security Type	Share/ Unit	Dividend per Share/Unit	For the Quarter Ended	Declared	Record Date	Payable Date
Common	Share/Unit	$0.01	30-Sep-2009	15-Sep-2009	30-Sep-2009	15-Oct-2009
8 3/8% Series B Preferred	Share	$0.52	30-Sep-2009	N/A	1-Oct-2009	15-Oct-2009
7 1/2% Series D Preferred	Share	$0.47	30-Sep-2009	N/A	1-Oct-2009	15-Oct-2009
8% Series E Preferred	Share	$0.50	30-Sep-2009	N/A	1-Oct-2009	15-Oct-2009
7 1/4% Series G Preferred	Share	$0.45	30-Sep-2009	N/A	1-Oct-2009	15-Oct-2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs, potential unionization, actual or threatened terrorist attacks, any type of flu or disease-related pandemic, downturns in general and local economic conditions;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	the possible failure of the Company to qualify as a REIT and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated elsewhere in this report.

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

Overview

The Company measures hotel performance by evaluating financial metrics such as room revenue per available room (“RevPAR”), funds from operations (“FFO”), earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Hotel EBITDA. The Company evaluates the hotels in its portfolio and potential acquisitions using these metrics to determine each portfolio hotel’s contribution or acquisition hotel’s potential contribution toward reaching the Company’s goals of providing a reliable stream of income to its shareholders through increases in distributable cash flow and increasing long-term total returns to shareholders through appreciation in the value of its common shares. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire new hotel properties that meet its investment criteria. Currently, due to the dislocation between buyers and sellers, the tight lending conditions, deteriorating operating fundamentals and lack of economic and industry clarity, it is difficult for the Company to identify hotels to acquire that fit its stringent investment criteria at prices that are generally acceptable to sellers.

During the third quarter of 2009, our hotels continued to operate in a challenging environment. However, the U.S. lodging industry experienced a decrease in the rate of decline in demand during the third quarter of 2009 compared to the prior two quarters. The improvement in the rate of decline was due somewhat to the U.S. lodging industry’s ability to induce demand by offering discounted pricing through promotion, packages and third-party channels. As a result, industry-wide demand fell 5.0% compared to approximately 8.0% in the first and second quarters. The Company’s third quarter RevPAR results reflected significant demand declines at our convention and resort properties, with modest increases at our urban hotels. Average daily rate (“ADR”) fell significantly across all segments in the third quarter.

For the third quarter of 2009, the Company had net income applicable to common shareholders of $3.4 million, or $0.05 per diluted share. FFO was $30.7 million, or $0.49 per diluted share, and EBITDA was $48.4 million. RevPAR for the hotel portfolio was $132.82, which was a decline of 19.7% compared to the third quarter of 2008. Average daily rate fell 17.6% and occupancy was down 2.5%, compared to the same period of the prior year. Hotel portfolio revenues declined 16.8% and hotel portfolio expenses were reduced by 11.9% compared to the third quarter of 2008, resulting in a hotel portfolio EBITDA decrease of 26.1%. Hotel portfolio EBITDA margin was 30.8%, a decline of only 388 basis points as a result of the decrease in revenues being partially mitigated by continued cost reductions implemented by our team and operators.

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

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

Industry travel declined in the third quarter of 2009 compared to the same period in 2008. The industry continued to experience supply growth of approximately 3.0% while demand fell. Industry-wide average rate fell for business and leisure customers, as leisure demand was induced by discounting and promotions marketed at the hotels and through the third-party internet channels. Occupancy at our properties fell 2.5% from the same prior year period, while ADR declined 17.6%. As a result, RevPAR fell 19.7% in the quarter compared to the third quarter of 2008. Hotel portfolio EBITDA margin was 30.8%, a decline of 388 basis points as a result of the lower revenues being partially mitigated by continued cost reductions implemented by our team and operators.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (31 hotels as of September 30, 2009), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking, and other ancillary revenues) decreased $30.7 million from $192.1 million in 2008 to $161.4 million in 2009. This decrease is primarily due to the effects of the economic downturn which resulted in a 19.7% decrease in RevPAR, attributable to a 2.5% decrease in occupancy and a 17.6% decrease in ADR across the portfolio.

The following are significant decreases in total room, food and beverage and other revenue primarily as a result of the detrimental effects of the recession:

•	$4.3 million decrease from Westin Michigan Avenue;

•	$4.1 million decrease from San Diego Paradise Point Resort and Spa;

•	$3.8 million decrease from Seaview Resort;

•	$2.4 million decrease from Indianapolis Marriott Downtown;

•	$2.0 million decrease from Hotel Sax Chicago; and

•	$2.0 million decrease from Lansdowne Resort.

Hotel operating revenues declined $17.0 million across twenty-two additional hotels in the portfolio due to the effects of the recession.

The above decreases are partially offset by a $2.2 million increase in room, food and beverage and other revenue from Le Montrose Suite Hotel due to the transition to a new lease with LHL as of January 1, 2009, which increase is not comparable year-over-year.

The above decreases are further offset by an aggregate increase of $2.7 million in room, food and beverage and other revenue at the Liaison Capitol Hill and Donovan House as a result of improved hotel and restaurant facilities.

Participating Lease Revenue

Participating lease revenue from hotels leased to third party lessees (no such hotels as of September 30, 2009) decreased $1.4 million from $1.4 million in 2008 to zero in 2009. The decrease is due to the transition of Le Montrose Suite Hotel to a new lease with LHL as of January 1, 2009.

Other Income

Other income decreased $0.8 million from $2.1 million in 2008 to $1.3 million in 2009. This decrease is primarily due to a lease termination fee from a retail tenant at Hotel Sax Chicago recognized in the 2008 period.

Hotel Operating Expenses

Hotel operating expenses decreased $14.4 million from $116.3 million in 2008 to $101.9 million in 2009. This overall decrease is primarily a result of decreases portfolio-wide from reductions in management and hourly staffing levels and other cost-saving initiatives in anticipation of the significant decrease in occupancy across the portfolio.

The following are significant decreases in total room, food and beverage, other operating department and indirect expense primarily as a result of reduced occupancies at the hotels and cost-saving initiatives that have been implemented:

•	$2.1 million decrease from Seaview Resort;

•	$2.0 million decrease from Westin Michigan Avenue; and

•	$1.8 million decrease from San Diego Paradise Point Resort and Spa.

Hotel operating expenses declined $11.4 million across twenty-five additional hotels in the portfolio as a result of reduced occupancies and cost-savings initiatives.

The above decreases are partially offset by a $1.1 million increase in room, food and beverage, other operating department and indirect expense from Le Montrose Suite Hotel due to the transition to a new lease with LHL as of January 1, 2009, which increase is not comparable year-over-year.

In addition, room, food and beverage, other operating department and indirect expense at The Liaison Capitol Hill and Donovan House increased $1.8 million as a result of improved hotel facilities following an extensive hotel and restaurant renovation. The hotel improvements increased occupancy and in turn increased service costs.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million from $27.4 million in 2008 to $27.3 million in 2009. The decrease is primarily due to a portion of furniture, fixtures and equipment across the hotel portfolio becoming fully depreciated.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses increased $0.9 million from $7.1 million in 2008 to $8.0 million in 2009. The increase is primarily due to an increase of $1.5 million in real estate taxes from Hotel Sax Chicago and Westin Michigan Avenue due to tax savings from decreases in assessment and rate recognized in the 2008 period, partially offset by a net decrease in real estate and personal property taxes of $0.6 million as a result of decreases in assessments and rates at certain of the hotel properties in the 2009 period. Insurance expense remained flat for the two periods.

Ground Rent

Ground rent decreased $0.3 million from $2.2 million in 2008 to $1.9 million in 2009. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. This decrease is due to performance at the applicable hotels being slightly better in the 2008 period than in the 2009 period.

General and Administrative

General and administrative expense decreased $2.8 million from $5.1 million in 2008 to $2.3 million in 2009 primarily as a result of the reversal of non-cash equity compensation related to restricted stock forfeitures in the 2009 period.

Lease Termination Expense

Lease termination expense decreased $4.3 million from $4.3 million in 2008 to zero in 2009. The 2008 expense related to the settlement of litigation. There was no such settlement in 2009.

Other Expenses

Other expenses decreased $0.4 million from $0.7 million in 2008 to $0.3 million in 2009 primarily due to a decrease in common area maintenance costs incurred at the 330 N. Wabash Avenue property and energy and security cost savings from retail tenants at Hotel Sax Chicago.

Interest Income

Interest income had no change from 2008 to 2009, with an immaterial amount earned in both periods. Low cash balances were maintained in both periods.

Interest Expense

Interest expense decreased by $3.2 million from $12.4 million in 2008 to $9.2 million in 2009 due to a decrease in the Company’s weighted average debt, partly offset by an increase in the weighted average interest and a decrease in capitalized interest. The Company’s weighted average debt outstanding decreased from $970.5 million in 2008 to $680.2 million in 2009, which includes paydowns on outstanding debt with proceeds from:

•	an April 2009 common share offering;

•	a June 2009 common share offering; and

•	operating cash flow.

The above paydowns are offset by borrowings under the Company’s credit facility to finance other capital improvements during 2008 and 2009.

The Company’s weighted average interest rate, including the impact of capitalized interest, increased from 4.8% in 2008 to 5.1% in 2009. The Company’s weighted average interest rate, excluding the impact of capitalized interest, was 5.1% for 2008 and 2009. Capitalized interest decreased $0.7 million, from $0.7 million in 2008 to an immaterial amount in 2009, primarily due to the temporary suspension of the redevelopment of the 330 N. Wabash Avenue property as a luxury hotel.

Income Tax Expense

Income tax expense increased $1.0 million from $0.8 million in 2008 to $1.8 million in 2009. For the three months ended September 30, 2009, current federal, state and local income tax expense totaled $0.1 million. LHL’s net income before income tax expense increased $2.0 million from $2.4 million in 2008 to $4.4 million in 2009 primarily due to the reversal of allocated costs related to the resignation of an executive in the 2009 period and the property converted to a new lease with LHL in 2009, partly offset by lower hotel income across the portfolio due to the effects of the recession. Accordingly, for the three months ended September 30, 2009, LHL recorded a deferred federal, state and local income tax expense of $1.7 million (using an estimated tax rate of 40.3%).

As of September 30, 2009, the Company had a deferred tax asset of $12.7 million primarily due to past years’ tax net operating losses. These loss carryforwards will expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in consolidated entity represents the outside equity interest in the 330 N. Wabash Avenue property which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Noncontrolling Interests

Noncontrolling interest of common units in the Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by a third party. Income or loss is allocated to common units noncontrolling interest based on the weighted average percentage ownership throughout the period. At September 30, 2009, a limited partner held 0.1% of the common units of the Operating Partnership.

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

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Industry-wide leisure and business travel declined significantly compared to the same prior year period. Industry-wide average rate fell during the first quarter of 2009 and dropped more substantially during each of the second and third quarters, respectively. The Company’s hotels experienced an occupancy decline of 5.5%, while ADR fell 14.0% during the first nine months of 2009, which resulted in a RevPAR decrease of 18.8% compared to the prior year. Hotel portfolio EBITDA margin was 28.2%, a decline of only 346 basis points as a result of the decrease in revenues being partially mitigated by continued cost reductions implemented by our team and operators.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (31 hotels as of September 30, 2009), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking, and other ancillary revenues) decreased $57.5 million from $508.1 million in 2008 to $450.6 million in 2009. This decrease is primarily due to the effects of the economic downturn which resulted in an 18.8% decrease in RevPAR, attributable to a 5.5% decrease in occupancy and a 14.0% decrease in ADR across the portfolio.

The following are significant decreases in total room, food and beverage and other revenue primarily as a result of the detrimental effects of the recession:

•	$13.4 million decrease from Westin Michigan Avenue;

•	$7.0 million decrease from Westin Copley Place;

•	$6.9 million decrease from Sheraton Bloomington Hotel Minneapolis South;

•	$6.6 million decrease from Seaview Resort;

•	$6.3 million decrease from Lansdowne Resort;

•	$5.2 million decrease from Indianapolis Marriott Downtown;

•	$4.6 million decrease from Hotel Sax Chicago;

•	$3.4 million decrease from Hilton San Diego Gaslamp Quarter;

•	$3.4 million decrease from Hotel Viking;

•	$3.1 million decrease from Harborside Hyatt Conference Center and Hotel; and

•	$3.0 million decrease from Hotel Solomar.

Hotel operating revenues declined $21.2 million across sixteen additional hotels in the portfolio, due to the effects of the recession.

The above decreases are partially offset by increases from amounts that are not comparable year-over-year as follows:

•	$9.0 million increase in room, food and beverage and other revenue from San Diego Paradise Point Resort and Spa due to the transition to a new lease with LHL as of June 1, 2008;

•	$6.2 million increase in room, food and beverage and other revenue from Le Montrose Suite Hotel due to the transition to a new lease with LHL as of January 1, 2009; and

•	$4.7 million increase in room, food and beverage and other revenue from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

In addition, room, food and beverage and other revenue at The Liaison Capitol Hill increased $6.7 million due to improved hotel facilities as a result of an extensive hotel and restaurant renovation.

Participating Lease Revenue

Participating lease revenue from hotels leased to third party lessees (no such hotels as of September 30, 2009) decreased $12.0 million from $12.0 million in 2008 to zero in 2009. The decrease is due to the transitions of San Diego Paradise Point Resort and Spa and Le Montrose Suite Hotel to new leases with LHL as of June 1, 2008 and January 1, 2009, respectively.

Other Income

Other income increased $8.3 million from $6.2 million in 2008 to $14.5 million in 2009. This increase is primarily due to the following:

•	$9.5 million recognized in the 2009 period from cure payments from Marriott International at Seaview Resort; and

•	$1.0 million recognized in the 2009 period from the fee received related to the exchange of Series C Preferred Shares for Series G Preferred Shares.

These increases are partially offset by the following decreases:

•	$0.9 million recognized in the 2008 period from a lease termination fee from a retail tenant at Hotel Sax Chicago;

•	$0.7 million recognized in the 2008 period from a settlement of outstanding liabilities with respect to the acquisition of Westin Michigan Avenue property in March 2006; and

•	$0.4 million recognized in the 2008 period from a settlement of outstanding liabilities due to the transition of San Diego Paradise Point Resort and Spa to a new lease with LHL as of June 1, 2008.

The remaining decrease of $0.2 million is primarily due to decreases in income from retail leases across the portfolio.

Hotel Operating Expenses

Hotel operating expenses decreased $26.0 million from $320.4 million in 2008 to $294.4 million in 2009. This overall decrease is primarily a result of decreases portfolio-wide resulting from reductions in management and hourly staffing levels and other cost-saving initiatives in anticipation of the significant decrease in occupancy across the portfolio.

The following are significant decreases in total room, food and beverage, other operating department and indirect expense primarily as a result of reduced occupancies at the hotels and cost-saving initiatives that have been implemented:

•	$5.1 million decrease from Westin Michigan Avenue;

•	$3.9 million decrease from Westin Copley Place;

•	$3.8 million decrease from Seaview Resort;

•	$3.6 million decrease from Sheraton Bloomington Hotel Minneapolis South;

•	$3.1 million decrease from Indianapolis Marriott Downtown;

•	$3.1 million decrease from Lansdowne Resort;

•	$2.7 million decrease from Hotel Sax Chicago; and

•	$2.1 million decrease from The Hilton San Diego Resort and Spa.

Hotel operating expenses declined $13.0 million across nineteen additional hotels in the portfolio as a result of reduced occupancies and cost-saving initiatives. The above decreases are partially offset by increases from amounts that are not comparable year-over-year as follows:

•

$6.9 million increase in room, food and beverage, other operating department and indirect expense from San Diego Paradise Point Resort and Spa due to the transition to a new lease with LHL as of June 1, 2008;

•	$3.1 million increase in room, food and beverage, other operating department and indirect expense from Le Montrose Suite Hotel due to the transition to a new lease with LHL as of January 1, 2009; and

•

$1.2 million increase in room, food and beverage, other operating department and indirect expense from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

In addition, room, food and beverage, other operating department and indirect expense at The Liaison Capitol Hill increased $3.2 million as a result of improved hotel facilities following an extensive hotel and restaurant renovation. The hotel improvements increased occupancy and in turn increased service costs.

Depreciation and Amortization

Depreciation and amortization expense increased $3.4 million from $78.9 million in 2008 to $82.3 million in 2009. This increase includes an amount that is not comparable year-over-year of $1.5 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The remaining increase of $1.9 million is primarily due to depreciation on building and land improvements and purchases of furniture, fixtures and equipment made across the hotel portfolio during 2009 and 2008.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses decreased $2.1 million from $25.8 million in 2008 to $23.7 million in 2009. The 2009 period includes an amount that is not comparable year-over-year of $0.4 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The 2009 period also includes decreases of $2.2 million in real estate and personal property taxes from Indianapolis Marriott Downtown and $1.6 million in real estate taxes from Hotel Sax Chicago due to decreases in assessed property values for 2009 and prior years. The remaining increase of $1.3 million is a result of an increase in real estate and personal property taxes of $1.4 million primarily from increases in assessments and rates at certain of the hotel properties, partially offset by a decrease in insurance premiums of $0.1 million across the portfolio.

Ground Rent

Ground rent decreased $0.9 million from $5.8 million in 2008 to $4.9 million in 2009. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The decrease is due to performance at the applicable hotels being slightly better in 2008 than 2009.

General and Administrative

General and administrative expense decreased $2.1 million from $12.9 million in 2008 to $10.8 million in 2009 primarily as a result of the reversal of non-cash equity compensation related to restricted stock forfeitures in the 2009 period.

Lease Termination Expense

Lease termination expense decreased $4.3 million from $4.3 million in 2008 to zero in 2009. The 2008 expense related to the settlement of litigation. There was no such settlement in 2009.

Other Expenses

Other expenses decreased $0.1 million from $2.2 million in 2008 to $2.1 million in 2009 primarily due to a decrease in retail lease expenses.

Interest Income

Interest income decreased $0.1 million from $0.1 million in 2008 to an immaterial amount earned in 2009 primarily due to decreases in cash balances and interest rates in the 2009 period.

Interest Expense

Interest expense decreased by $7.3 million from $36.2 million in 2008 to $28.9 million in 2009 due to a decrease in the weighted average interest rate and a decrease in the Company’s weighted average debt, partly offset by a decrease in capitalized interest. The Company’s weighted average debt outstanding decreased from $948.6 million in 2008 to $837.5 million in 2009, which includes paydowns on outstanding debt with proceeds from:

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

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 4.8% in 2008 to 4.4% in 2009. The Company’s weighted average interest rate excluding the impact of capitalized interest decreased from 5.2% in 2008 to 4.5% in 2009. The decrease in the Company’s weighted average interest rate is due in part to the February 2009 repayment of the Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas mortgage loans and the June 2009 repayment of the Hilton Alexandria Old Town mortgage loan through additional borrowings on the Company’s senior unsecured credit facility, which bears a lower interest rate than the mortgage loans. Capitalized interest decreased $2.1 million, from $2.8 million in 2008 to $0.7 million in 2009, primarily due to the completion of the Donovan House renovation in March 2008 and the temporary suspension of the redevelopment of the 330 N. Wabash Avenue Property as a luxury hotel.

Income Tax Expense

Income tax expense increased $4.4 million from $0.7 million in 2008 to $5.1 million in 2009. For the nine months ended September 30, 2009, current federal, state and local income tax expense totaled $0.3 million. LHL’s net income/loss before income tax expense increased $13.4 million from net loss of $1.4 million in 2008 to net income of $12.0 million in 2009 primarily due to the $9.5 million cure payment revenue recognized at Seaview Resort in the 2009 period, the reversal of allocated costs related to the resignation of an executive in the 2009 period and the two properties converted to new leases with LHL in 2008 and 2009, partly offset by lower hotel income across the portfolio due to the effects of the recession. Accordingly, for the nine months ended September 30, 2009, LHL recorded a deferred federal, state and local income tax expense of $4.8 million (using an estimated tax rate of 40.3%).

As of September 30, 2009, the Company had a deferred tax asset of $12.7 million primarily due to past years’ tax net operating losses. These loss carryforwards will expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in consolidated entity represents the outside equity interest in the 330 N. Wabash Avenue property which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Noncontrolling Interests

Noncontrolling interest of common units in the Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by a third party. Income or loss is allocated to common units noncontrolling interest based on the weighted average percentage ownership throughout the period. At September 30, 2009, the limited partner held 0.1% of the common units of the Operating Partnership.

Noncontrolling interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The decrease in noncontrolling interest of preferred units in the Operating Partnership from $4.0 million in 2008 to $0.4 million in 2009 is a result of the redemption of 1,098,348 Series F Preferred Units during the third and fourth quarter of 2008 and the redemption of the 2,348,888 Series C Preferred Units on February 1, 2009.

Distributions to Preferred Shareholders

Distributions to preferred shareholders increased $2.8 million, from $16.9 million in 2008 to $19.7 million in 2009. This increase was due to the redemption of the Series C Preferred Units and issuance of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest on February 1, 2009, which were subsequently exchanged for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest on April 16, 2009.

Non-GAAP Financial Measures

FFO, EBITDA and Hotel EBITDA

The Company considers the non-GAAP measures of FFO, EBITDA and Hotel EBITDA to be key supplemental measures of the Company’s performance and should be considered along with, but not as alternatives to, net income or loss as a measure of the Company’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO, EBITDA and Hotel EBITDA to be helpful in evaluating a real estate company’s operations.

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

The following is a reconciliation between net income/loss attributable to common shareholders and FFO for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands, except share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to common shareholders	$3,431	$12,533	$(7,229)	$18,248
Depreciation	27,107	27,042	81,797	78,205
Amortization of deferred lease costs	109	287	309	591
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	(2)	(6)	(21)	(11)
Noncontrolling interest of common units in Operating Partnership	13	53	22	106

FFO	$30,658	$39,909	$74,878	$97,139

Weighted average number of common shares and units outstanding:
Basic	63,060,196	40,368,028	51,656,483	40,138,632
Diluted	63,135,679	40,453,974	51,732,882	40,256,015

The following is a reconciliation between net income/loss attributable to common shareholders, EBITDA and Hotel EBITDA for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to common shareholders	$3,431	$12,533	$(7,229)	$18,248
Interest expense	9,172	12,379	28,919	36,210
Income tax expense	1,831	767	5,135	650
Depreciation and amortization	27,290	27,372	82,331	78,932
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	(2)	(6)	(21)	(11)
Noncontrolling interest of common units in Operating Partnership	13	53	22	106
Noncontrolling interest of preferred units in Operating Partnership	—	1,262	367	4,021
Distributions to preferred shareholders	6,688	5,625	19,699	16,873

EBITDA	$48,423	$59,985	$129,223	$155,029
Corporate expense	2,832	10,090	13,026	20,349
Interest and other income	(1,293)	(2,140)	(14,523)	(6,289)
Participating lease adjustments, net	—	52	—	482
Hotel level adjustments, net	(445)	(960)	(2,368)	(1,714)

Hotel EBITDA	$49,517	$67,027	$125,358	$167,857

Hotel EBITDA includes the operating data for all properties leased to LHL and to third parties for the three and nine months ended September 30, 2009 and 2008. Hotel EBITDA includes adjustments made for periods when hotels were closed for renovations for presentation of comparable information.

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

Joint Venture

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250.0 million of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700.0 million. The Company, through the Operating Partnership, owns a 15.0% equity interest in the joint venture and will have the opportunity to earn additional capital gains, based upon achieving specific return thresholds based on the joint venture’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75.0 million, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175.0 million, and (iii) any asset with an acquisition price between $75.0 million and $175.0 million will be offered on a rotational basis with the first acquisition allocated to the joint venture. The Company accounts for its investment in this joint venture under the equity method of accounting. As of September 30, 2009, there were no acquisitions through the joint venture.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of September 30, 2009, $3.7 million was available in restricted cash reserves for future capital expenditures.

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

Debt at September 30, 2009 and December 31, 2008 consisted of the following (dollars in thousands):

				Balance Outstanding as of
Debt	Interest Rate		Maturity Date	September 30, 2009	December 31, 2008
Credit facilities
Senior unsecured credit facility	Floating	(a)	April 2011 (a)	$—	$234,500
LHL unsecured credit facility	Floating	(b)	April 2011 (b)	2,520	5

Total borrowings under credit facilities				2,520	234,505

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating	(c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating	(c)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Gild Hall	Floating	(d)	November 2009 (d)	20,000	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%		July 2009 (e)	—	38,487
Hilton Alexandria Old Town	4.98%		September 2009 (f)	—	31,227
Le Montrose Suite Hotel	8.08%		July 2010 (g)	12,931	13,138
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
Hotel Solamar	5.49%		December 2013	60,900	60,900
Hotel Deca	6.28%		August 2014	9,969	10,142
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%		July 2016	101,780	101,780

Mortgage loans at stated value				615,180	685,274
Unamortized loan premium (h)				361	412

Total mortgage loans				615,541	685,686

Total debt				$660,561	$962,691

(a)	Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2008, the rates, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $97,000 and $137,500 were 2.00% and 1.28%, respectively. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)	Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of September 30, 2009 and December 31, 2008, the rates, including the applicable margin, for LHL’s outstanding LIBOR borrowings were 1.04% and 2.00%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)	The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of September 30, 2009 were 0.40% and 0.33% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2008 were 4.50% and 1.00% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)	Mortgage debt bears interest at LIBOR plus 0.75%. The interest rates as of September 30, 2009 and December 31, 2008 were 1.01% and 2.19%, respectively. The Company has the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. The original maturity date was scheduled for November 2008. On October 3, 2008, the Company exercised its first option to extend the loan maturity to November 2009. The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(e)	The Company repaid the mortgage loans on February 2, 2009 through borrowings on its senior unsecured credit facility.

(f)	The Company repaid the mortgage loan on June 1, 2009 through borrowings on its senior unsecured credit facility.

(g)	The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(h)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $361 as of September 30, 2009 and $412 as of December 31, 2008.

The Company incurred interest expense of $9.2 million and $28.9 million for the three and nine months ended September 30, 2009, respectively, and $12.4 million and $36.2 million for the three and nine months ended September 30, 2008, respectively. Included in interest expense is the amortization of deferred financing fees of $0.2 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively. Interest was capitalized at an immaterial amount and $0.7 million for the three and nine months ended September 30, 2009, respectively, and $0.7 million and $2.8 million for the three and nine months ended September 30, 2008, respectively.

As of September 30, 2009, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450.0 million. The credit facility has a maturity date of April 13, 2011 with, at the Company’s option, a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2009, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the senior unsecured credit facility was 1.1% and 1.3% for the three and nine months ended September 30, 2009, respectively, and 3.3% and 3.5% for the three and nine months ended September 30, 2008, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding as of September 30, 2009. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009 and December 31, 2008, the Company had zero and $234.5 million, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility has a maturity date of April 13, 2011 with, at LHL’s option, a one-year extension option. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2009, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 1.1% and 1.2% for the three and nine months ended September 30, 2009, respectively, and 3.2% and 3.7% for the three and nine months ending September 30, 2008, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding as of September 30, 2009. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of an immaterial amount for each of the three and nine months ended September 30, 2009 and 2008. As of September 30, 2009 and December 31, 2008, LHL had $2.5 million and an immaterial amount, respectively, of outstanding borrowings under the LHL credit facility.

Fair Value of Financial Instruments

In April 2009, the FASB issued a new accounting pronouncement which amended GAAP by requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and by requiring disclosures in summarized financial information at interim reporting periods. This pronouncements was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of September 30, 2009, the carrying value and estimated fair value of the Company’s debt were $660.2 million and $583.5 million, respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt were $962.3 million and $947.2 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

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

On June 15, 2009, the Company completed an underwritten public offering of 10,000,000 common shares of beneficial interest, par value $0.01 per share. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $141.1 million. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

Sources and Uses of Cash

As of September 30, 2009, the Company had $11.8 million of cash and cash equivalents and $11.5 million of restricted cash reserves, $3.7 million of which was available for future capital expenditures. Additionally, the Company had $448.1 million available under the senior unsecured credit facility and $22.5 million available under the LHL credit facility.

Net cash provided by operating activities was $82.9 million for the nine months ended September 30, 2009 primarily due to the operations of hotels leased by LHL, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $22.9 million for the nine months ended September 30, 2009 primarily due to outflows for improvements and additions at the hotels and development property and the net funding of restricted cash reserves.

Net cash used in financing activities was $66.3 million for the nine months ended September 30, 2009 primarily due to repayments under credit facilities, mortgage loan repayments, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders and unitholders, partially offset by borrowings under credit facilities and net proceeds from the common share offerings.

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

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s twenty-two unencumbered properties, the sale of one or more properties, estimated cash flows from operations and the issuance of additional equity securities. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition and development criteria have been achieved. During the second quarter of 2009, the Company suspended development activities at the 330 N. Wabash Avenue property as a result of the current economic downturn. The Company plans to recommence such activities once conditions warrant it.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of September 30, 2009 (dollars in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$802,554	$66,917	$129,157	$131,487	$474,993
Borrowings under credit facilities (2)	2,561	27	2,534	—	—
Ground rent (3)	201,976	5,057	10,135	10,166	176,618
Massport Bonds (1)	43,712	144	288	288	42,992
Purchase commitments (4)
Purchase orders and letters of commitment	12,559	12,559	—	—	—

Total obligations and commitments	$1,063,362	$84,704	$142,114	$141,941	$694,603

(1)

Amounts include principal and interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt. Interest expense on the variable rate debt is calculated based on the rate as of September 30, 2009.

(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rate as of September 30, 2009. It is assumed that the outstanding debt as of September 30, 2009 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)

As of September 30, 2009, purchase orders and letters of commitment totaling approximately $12.6 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels

For each of the calendar years 2004 through 2008, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through May 8, 2009, Marriott made cure payments totaling $12.3 million for the calendar years 2004 through 2007 to avoid termination. Marriott could have recouped these amounts in the event certain future operating thresholds were attained. Through May 8, 2009, Marriott had recouped a total of $2.8 million for the calendar years 2004 through 2008. The Company recorded a deferred liability of $9.5 million as of December 31, 2008, which was included in accounts payable and accrued expenses on the consolidated balance sheet. Marriott failed to make the required cure payment for calendar year 2008, and therefore the Company recognized $9.5 million as pre-tax income in other income in the consolidated statement of operations in May 2009. The management agreement with Marriott was terminated on May 8, 2009. The hotel now operates as an independent hotel, Seaview Resort; the hotel facilities are operated by Dolce Hotels and Resorts, and the golf facilities are operated by Troon Golf. The deferred liability is zero as of September 30, 2009.

The following is a reconciliation of the cure payments and deferred liability as of and for the nine months ended September 30, 2009 and the years ended December 31, 2008, 2007, 2006 and 2005 (dollars in thousands):

		Cure Payment					Deferred Liability Balance
Year Ended December 31,	Notification Date	Performance Year	Date	Amount	Recoup Amount	Pre-Tax Income
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$—	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	—	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	—	$6,371
2008	February 26, 2008	2007	April 10, 2008	3,123	—	—	$9,494
2009*	February 27, 2009	2008	N/A	—	—	—	$9,494
			May 9, 2009	—	—	(9,494)	$—

			As of September 30, 2009	$12,315	$(2,821)	$(9,494)

*	Period through Marriott management agreement termination date, May 8, 2009.

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,			For the nine months ended September 30,
	2009	2008	Variance	2009	2008	Variance
Total Portfolio
Occupancy	79.4%	81.4%	-2.5%	71.7%	75.8%	-5.5%
ADR	$167.36	$203.19	-17.6%	$173.00	$201.20	-14.0%
RevPAR	$132.82	$165.32	-19.7%	$123.98	$152.60	-18.8%

Joint Ventures

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, acquired floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46.0 million plus acquisition costs. The joint venture has developed plans to convert the existing vacant floors to a luxury hotel. Redevelopment activity has been temporarily suspended, but is expected to resume when conditions warrant it. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs totaling $61.9 million and $60.1 million are included in property under development in the consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively. The 5.0% interest of the outside partner is included in redeemable noncontrolling interest in consolidated entity in the consolidated balance sheets.

On April 17, 2008, the Company entered into a joint venture arrangement with LaSalle Investment Management (“LIM”), a leading global real estate investment manager, to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies plan to invest up to $250.0 million of equity in the joint venture. With anticipated leverage, this will result in investments of up to $700.0 million. The Company, through the Operating Partnership, owns a 15.0% equity interest in the joint venture and will have the opportunity to earn additional capital gains, based upon achieving specific return thresholds based on the joint venture’s equity investment. The Company will receive additional income for providing acquisition, asset management, project redevelopment oversight and financing services. The anticipated acquisition period is up to three years with the joint venture having a total life of up to seven years. The Company will continue to have the ability to acquire hotels on a wholly-owned basis throughout the life of the joint venture. During the joint venture’s three-year acquisition period, prospective acquisitions will be allocated between the Company and the joint venture on the following basis: (i) the Company will have first right of acquisition to any asset with an acquisition price below $75.0 million, (ii) the joint venture will have first right of acquisition to any asset with an acquisition price above $175.0 million, and (iii) any asset with an acquisition price between $75.0 million and $175.0 million will be offered on a rotational basis with the first acquisition allocated to the joint venture. The Company accounts for its investment in this joint venture under the equity method of accounting. As of September 30, 2009, there were no acquisitions through the joint venture.

Inflation

The Company’s revenues come primarily from its pro rata share of the Operating Partnership’s cash flow from LHL hotel operating revenues, thus the Company’s revenues will vary based on changes in the underlying hotels’ revenues. Therefore, the Company relies entirely on the performance of the hotels and the lessees’ ability to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the lessees’ and hotel operators’ abilities to raise rates faster than inflation or even at the same rate.

The Company’s expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and LHL hotel operating expenses) are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for energy costs, liability insurance, property tax rates, employee benefits, and some wages, which are expected to increase at rates higher than inflation, and except for instances in which the properties are subject to periodic real estate tax reassessments.

Seasonality

The Company’s hotels’ operations historically have been seasonal. Taken together, the hotels maintain higher occupancy rates during the second and third quarters. These seasonality patterns can be expected to cause fluctuations in hotel operating revenue from LHL.

Legal Proceedings

The nature of the operations of the hotels exposes the hotels, Company, and Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. As of September 30, 2009, approximately $65.0 million of the Company’s aggregate indebtedness (9.9% of total indebtedness) was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $0.2 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $65.0 million, the balance as of September 30, 2009.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2009. There were no changes to the Company’s internal control over financial reporting during the third quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 17, 2006, in connection with the Company’s acquisition of Gild Hall and as part of the consideration for the hotel acquisition, the Operating Partnership issued 70,000 common units of limited partnership interest. On August 14, 2009, 24,000 common units were redeemed for 24,000 common shares of beneficial interest in the Company. The issuance of the common units and the subsequent issuance of common shares upon the redemption of the common units were each effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933. The Company relied on the exemption based on representations given by the holder of the common units.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On September 14, 2009, Michael D. Barnello was named Chief Executive Officer and Lead Trustee Stuart L. Scott was named acting Chairman of the Board effective immediately. These actions were taken after Mr. Jon E. Bortz informed the Board of his decision to retire from the Company effective as of September 13, 2009, accelerating the previously announced succession plan. Additionally, Mr. Bortz resigned his position as Trustee and Chairman of the Board. Mr. Bortz’s decision to step down early was made to allow him to pursue other career opportunities.

On September 30, 2009, Alfred L. Young was named Executive Vice President and Chief Operating Officer of the Company effective November 3, 2009.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Offer Letter to Alfred L. Young(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Form 8-K report filed with the SEC on October 6, 2009 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: October 21, 2009	BY:	/s/ JULIO E. MORALES
Julio E. Morales
Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Offer Letter to Alfred L. Young(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Form 8-K report filed with the SEC on October 6, 2009 and incorporated herein by reference.