Form 10-K
period 2009-12-31
LASALLE HOTEL PROPERTIES
filed 2010-02-25
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the 62,601,655 common shares of beneficial interest held by non-affiliates of the registrant was approximately $772.5 million based on the closing price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2009.

Number of the registrant’s common shares of beneficial interest outstanding as of February 12, 2010: 63,651,064.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on or about April 22, 2010 are incorporated by reference in Part III of this report.

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

The “Company”, “we” or “us” means LaSalle Hotel Properties, a Maryland real estate investment trust, and one or more of its subsidiaries (including LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”) and LaSalle Hotel Lessee, Inc. (“LHL”)), or, as the context may require, LaSalle Hotel Properties only, the Operating Partnership only or LHL only.

PART I

Item 1.	Business

General

The Company was organized as a Maryland real estate investment trust on January 15, 1998 to buy, own, redevelop and lease primarily upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-managed and self-administered real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company is generally not subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. The income of LHL, the Company’s taxable-REIT subsidiary, is subject to taxation at normal corporate rates.

As of December 31, 2009, the Company owned interests in 31 hotels with approximately 8,500 rooms/suites located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) base rent or (ii) participating rent based on hotel revenues. All 31 of the hotels are leased to LHL, or a wholly-owned subsidiary of LHL, including one hotel which transitioned from a lease with an unaffiliated lessee to a new lease with LHL as of January 1, 2009. The LHL leases expire between 2010 and 2014. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement, the terms of which are discussed in more detail under “—Hotel Managers and Hotel Management Agreements”. Additionally, the Company owned a 95.0% joint venture interest in a property under development.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 100% of the common units of the Operating Partnership at December 31, 2009. During 2009, an unaffiliated limited partner redeemed 70,000 common units of limited partnership interest, leaving none held by limited partners other than directly or indirectly by the Company at December 31, 2009. Common units of the Operating Partnership were redeemable for cash or, at the option of the Company, for a like number of common shares of beneficial interest, par value $0.01 per share, of the Company. On February 1, 2009, a limited partner redeemed 2,348,888 Series C Preferred Units of limited interest in the Operating Partnership for 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share. All of the Series C Preferred Shares were exchanged for Series G Preferred Shares on a one-for-one basis on April 16, 2009. No Series C Preferred Shares were outstanding as of December 31, 2009.

The Company’s principal offices are located at 3 Bethesda Metro Center, Suite 1200, Bethesda, Maryland 20814. The Company’s website is www.lasallehotels.com. The Company makes available on its website free of charge its filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports.

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

The Company intends to acquire (when the economic environment improves) additional hotels in urban, convention and resort markets, consistent with the growth strategies outlined above and which may:

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

Hotel Managers and Hotel Management Agreements

The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies, including Westin Hotels and Resorts, Sheraton Hotels and Resorts Worldwide, Inc., Hilton Hotels Corporation, Outrigger Lodging Services, Noble House Hotels and Resorts, Hyatt Hotels Corporation, Benchmark Hospitality, White Lodging Services Corporation, Thompson Hotels, Sandcastle Resorts & Hotels, Davidson Hotel Company, Denihan Hospitality Group, Kimpton Hotel & Restaurant Group, L.L.C. and Dolce Hotels and Resorts. The Company believes that having multiple operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.

As of December 31, 2009, all of our 31 hotels are leased by LHL, and are managed and operated by third parties pursuant to management agreements entered into between LHL and the respective hotel management companies.

Our management agreements for the 31 hotels leased to LHL have the terms described below.

•

Base Management Fees.    Our management agreements generally provide for the payment of base management fees between 1.0% and 3.5% of the applicable hotel’s revenues or a fixed amount, as determined in the agreements.

•

Incentive Management and Other Fees.    Some of our management agreements provide for the payment of incentive management fees between 10.0% and 20.0% of gross operating profit or as a percentage of, or in excess of, certain thresholds of net operating income or cash flow of the applicable hotel, if certain criteria are met. Certain of the management agreements also provide for the payment by us of sales and marketing, accounting and other fees.

•	Terms. The terms of our management agreements range from 1.5 years to 20 years not including renewals, and 1.5 years to 37 years including renewals.

•

Ability to Terminate.    We have 31 management agreements of which 25 are terminable at will and 2 are terminable upon sale. The remaining 4 management agreements are terminable only with cause. Termination fees range from zero to up to three times annual base management and incentive management fees.

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

•

Furniture, Fixtures and Equipment Replacements.    We are required to provide to the managers all the necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixture and equipment replacements). Our management agreements generally provide that once each year the managers will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs to be performed in the next year and an estimate of funds that are necessary therefore, subject to our review and approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of each hotel is either deposited by the manager in an escrow account (typically 3.0% to 5.0%) or held by the owner.

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

•

Sale of a Hotel.    Three of our management agreements limit our ability to sell, lease or otherwise transfer a hotel, unless the transferee assumes the related management agreement and meets specified other conditions and/or unless the transferee is not a competitor of the manager.

•

Service Marks.    During the term of our management agreements, the service mark, symbols and logos currently used by the managers may be used in the operation of the hotels. Any right to use the service marks, logo and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

Recent Developments

On February 1, 2010, the Company repaid the Le Montrose Suite Hotel mortgage loan in the amount of $12.8 million plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loan was due to mature in July 2010.

On February 2, 2010, the Company and LaSalle Investment Management (“LIM”) mutually agreed to dissolve their joint venture arrangement. The joint venture was formed to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. See “—Joint Ventures.”

Hotel Renovations

The Company believes that its regular program of capital improvements at the hotels, including replacement and refurbishment of furniture, fixtures and equipment helps maintain and enhance its competitiveness and maximizes revenue growth.

The Donovan House was closed for renovations on February 21, 2006 and re-opened on March 28, 2008 as a luxury high-style, independent hotel. A new restaurant was completed and opened on June 8, 2009. The Company invested $36.0 million from 2006 through 2009, excluding capitalized interest, to complete the renovation and repositioning.

The Chaminade Resort and Conference Center (excluding the spa and fitness center) was closed for renovations relating to an ongoing repositioning project on November 18, 2007 and re-opened as scheduled on January 31, 2008. The spa was renovated and re-opened on February 1, 2009. The Company invested $9.3 million from 2006 through 2009, excluding capitalized interest, to complete the project.

Joint Ventures

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, acquired floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46.0 million plus acquisition costs. The joint venture has developed plans to convert the existing vacant floors to a super luxury hotel. Redevelopment activity has been temporarily suspended, but is expected to resume when economic conditions and lodging industry fundamentals demonstrate sustained improvement. As a result of the suspension of redevelopment activity, the Company has temporarily ceased the capitalization of interest, real estate taxes and insurance costs incurred by the development. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs, including capitalized interest, totaling $62.2 million and $60.1 million are included in property under development in the Company’s consolidated balance sheets as of December 31, 2009 and 2008, respectively. The 5.0% interest of the outside partner is included in redeemable noncontrolling interest in consolidated entity in the Company’s consolidated balance sheets.

On February 2, 2010, the Company’s joint venture arrangement with LIM, entered into on April 17, 2008, was mutually dissolved. The joint venture arrangement with LIM, a leading global real estate investment manager, was to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies planned to invest up to $250.0 million of equity in the joint venture. The Company, through the Operating Partnership, owned a 15.0% equity interest in the joint venture. The Company accounted for its investment in this joint venture under the equity method of accounting. As of December 31, 2009, there were no acquisitions through the joint venture.

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

Seasonality

The Company’s hotels’ operations historically have been seasonal. Taken together, the hotels maintain higher occupancy rates during the second and third quarters. These seasonality patterns can be expected to cause fluctuations in the hotel operating revenues of LHL and the Company’s quarterly lease revenues from LHL.

Competition

The hotel industry is highly competitive. Each of the hotels is located in a developed area that includes other hotel properties. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, average daily rate and room revenue per available room at the Company’s current hotels or at hotels acquired in the future. The Company may be competing for investment opportunities with entities that have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the amount of leverage utilized, creditworthiness of a hotel operator or the geographic proximity of its investments. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.

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

Employees

The Company had 26 employees as of February 12, 2010. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels.

Additional Information

All reports filed with the SEC may also be read and copied at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov or through our website at www.lasallehotels.com.

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

The performance of the lodging industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. For example, revenue per available room, or RevPAR, in the lodging industry declined 6.9% in 2001 and 2.6% in 2002. All of our hotels are classified as upper upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. In addition, the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel, and on the occupancy and average daily rate of our hotels. Future terrorist activities could have a harmful effect on both the industry and us. Likewise, the volatility in the credit and equity markets and the economic recession will continue to have an adverse effect on our business. Even after an economic recovery begins, a significant period of time may elapse before RevPar, operating margins and other key lodging fundamentals improve.

The return on our hotels depends upon the ability of the hotel operators to operate and manage the hotels.

To maintain our status as a REIT, we are not permitted to operate any of our hotels. As a result, we are unable to directly implement strategic business decisions with respect to the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, repositioning of a hotel, food and beverage pricing and certain similar matters. Although LHL consults with the hotel operators with respect to strategic business plans, the hotel operators are under no obligation to implement any of our recommendations with respect to such matters. Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room, average daily rates or operating profits, we may not have sufficient rights under our hotel operating agreements to enable us to force the hotel operator to change its method of operation. We generally can only seek redress if a hotel operator violates the terms of the applicable operating agreement, and then only to the extent of the remedies provided for under the terms of the agreement. Some of the operating agreements have lengthy terms and may not be terminable by us before the agreement’s expiration. In the event that we are able to and do replace any of our hotel operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our shareholders.

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

Competition for guests, increases in operating costs, dependence on travel and economic conditions could adversely affect our cash flow.    Our hotels are subject to all operating risks common to the hotel industry. These risks include:

•	adverse effects of weak national, regional and local economic conditions;

•	tightening credit standards;

•	competition for guests and meetings from other hotels including competition and pricing pressure from internet wholesalers and distributors;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	labor strikes, disruptions or lockouts that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling; and

•	terrorism, terrorism alerts and warnings, military actions such as the engagements in Iraq and Afghanistan, pandemics or other medical events which may cause decreases in business and leisure travel.

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

Our unsecured credit facilities.    We have a senior unsecured credit facility with a syndicate of banks, which provides for a maximum borrowing of up to $450.0 million. The senior unsecured credit facility matures on April 13, 2011 and has a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to interest coverage, debt service coverage, fixed charge coverage and ratios related to net worth and total funded indebtedness. The senior unsecured credit facility also contains a cross-default provision that allows the lenders under the credit facility to stop future extensions of credit and/or accelerate the maturity of any outstanding principal balances under the credit facility if we are in default under another debt obligation, including our non-recourse secured mortgage indebtedness.

LHL has an unsecured revolving credit facility with U.S. Bank National Association, which provides for a maximum borrowing of up to $25.0 million. The unsecured credit facility matures on April 13, 2011 and, at our option, has a one-year extension option. The unsecured credit facility contains certain financial covenants relating to interest coverage, debt service coverage, fixed charge coverage and ratios related to net worth and total funded indebtedness.

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

Our non-recourse secured mortgages.    In addition to our senior unsecured credit facility and the LHL unsecured revolving credit facility, we have from time to time entered into non-recourse mortgages secured by specific hotel properties. Under the terms of these debt obligations, a lender’s only remedy in the event of default is against the real property securing the mortgage, except where a borrower has, among other customary exceptions, engaged in an action constituting fraud or an intentional misrepresentation. In those cases, a lender may seek a remedy for a breach directly against the borrower, including its other assets. The Le Montrose Suite Hotel, Indianapolis Marriott Downtown, Hilton San Diego Gaslamp Quarter, Westin Copley Place, Hotel Deca, Westin Michigan Avenue and Hotel Solamar are each mortgaged to secure payment of indebtedness aggregating $595.0 million (excluding loan premiums) as of December 31, 2009. The Harborside Hyatt Conference Center & Hotel is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of $42.5 million. These mortgages contain debt service coverage tests related to the mortgaged property. If our debt service coverage ratio fails, for that specific property, to exceed a threshold level specified in a mortgage, cash flows from that hotel will automatically be directed to the lender to satisfy required payments, and to fund certain reserves required by the mortgage and to fund additional cash reserves for future required payments, including final payment, until such time as we again become compliant with the specified debt service coverage ratio or the mortgage is paid off.

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

As of December 31, 2009, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities or mortgages.

Our liquidity may be reduced and our cost of debt financing may be increased because we may be unable to, or elect not to, remarket debt securities related to our Harborside Hyatt Conference Center & Hotel for which we may be liable.

We are the obligor with respect to a $37.1 million tax-exempt special project revenue bond and a $5.4 million taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at our option, without penalty. The Royal Bank of Scotland provides the supporting letters of credit on the Massport Bonds. The letters of credit expire on February 14, 2011 unless extended per the agreements. If the Royal Bank of Scotland fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, we may be required to pay off the bonds. If we are unable to, or elect not to, issue or remarket the Massport Bonds, we would expect to rely primarily on our available cash and revolving credit facility to pay off the Massport Bonds. At certain times, we may hold some of the Massport Bonds that have not been successfully remarketed. Our borrowing costs under our revolving credit facility may be higher than tax-exempt bond financing costs. Borrowings under the revolving credit facility to pay off the Massport Bonds would also reduce our liquidity to meet other obligations.

Our performance is subject to real estate industry conditions, the terms of our leases and management agreements.

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

Certain leases and management agreements may constrain us from acting in the best interest of shareholders or require us to make certain payments.    The Harborside Hyatt Conference Center & Hotel, San Diego Paradise Point Resort and Spa and The Hilton San Diego Resort and Spa are each subject to a ground lease with a third-party lessor which requires us to obtain the consent of the relevant third party lessor in order to sell any of these hotels or to assign our leasehold interest in any of the ground leases. Part of a parking lot at the Sheraton Bloomington Hotel Minneapolis South is also subject to a ground lease with a third-party lessor; third-party lessor consent is required to assign the leasehold interest unless the assignment is in conjunction with the sale of the hotel. Accordingly, if we determine that the sale of any of these hotels or the assignment of our leasehold interest in any of these ground leases is in the best interest of our shareholders, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the relevant lessor. The Indianapolis Marriott Downtown, Westin Copley Place, Hotel Solamar, and one of two golf courses, the Pines, at Seaview Resort are each subject to a ground or air rights lease and do not require approval from the relevant third-party lessor.

In some instances, we may be required to obtain the consent of the hotel operator or franchisor prior to selling the hotel. Typically, such consent is only required in connection with certain proposed sales, such as if the proposed purchaser is engaged in the operation of a competing hotel or does not meet certain minimum financial requirements. The operators of Harborside Hyatt Conference Center & Hotel and Alexis Hotel require approval of certain sales.

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

As of December 31, 2009, $48.8 million of aggregate indebtedness (7.6% of total indebtedness) was subject to variable interest rates. An increase in interest rates could increase our interest expense and reduce our cash flow and may affect our ability to make distributions to shareholders and to service our indebtedness.

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

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including among others, the possibility that our co-investors might become bankrupt, might at any time have goals or interests that are different from ours because of disparate tax consequences or otherwise, and may take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of joint venture investments include an impasse on decisions, such as a sale, because neither our co-investors nor we would have full control over the partnership or joint venture. There is no limitation under our organizational documents as to the amount of funds that may be invested in partnerships or joint ventures.

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

Our declaration of trust prohibits ownership of more than 9.8% of the common shares or 9.8% of any series of preferred shares.    To qualify as a REIT under the Code, no more than 50% of the value of our outstanding shares may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined to include certain entities) during the last half of each taxable year. Our declaration of trust generally prohibits direct or indirect ownership by any person of (i) more than 9.8% of the number or value (whichever is more restrictive) of the outstanding common shares or (ii) more than 9.8% of the number or value (whichever is more restrictive) of the outstanding shares of any class or series of preferred shares. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Any transfer of shares that would violate the ownership limitation will result in the shares that would otherwise be held in violation of the ownership limit being designated as “shares-in-trust” and transferred automatically to a charitable trust effective on the day before the purported transfer or other event giving rise to such excess ownership. The intended transferee will acquire no rights in such shares.

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

Hotel Properties

At December 31, 2009, the Company owned interests in the following 31 hotel properties and additionally, through a joint venture, holds a 95.0% controlling interest of floors 2 through 13 and a portion of the first floor of an existing 52-story building located at 330 N. Wabash Avenue in Chicago, IL:

Hotel Properties	Number of Rooms/Suite	Location
1. Sheraton Bloomington Hotel Minneapolis South(1)	564	Bloomington, MN
2. Westin City Center Dallas	407	Dallas, TX
3. Seaview Resort(2)	297	Galloway, NJ (Atlantic City)
4. Le Montrose Suite Hotel	133	West Hollywood, CA
5. San Diego Paradise Point Resort and Spa(3)	462	San Diego, CA
6. Harborside Hyatt Conference Center & Hotel(4)(3)	270	Boston, MA
7. Hotel Viking	209	Newport, RI
8. Topaz Hotel	99	Washington, D.C.
9. Hotel Rouge	137	Washington, D.C.
10. Hotel Madera	82	Washington, D.C.
11. Hotel Helix	178	Washington, D.C.
12. The Liaison Capitol Hill	343	Washington, D.C.
13. Lansdowne Resort	296	Lansdowne, VA
14. Hotel George	139	Washington, D.C.
15. Indianapolis Marriott Downtown(4)(3)	622	Indianapolis, IN
16. Hilton Alexandria Old Town	246	Alexandria, VA
17. Chaminade Resort and Conference Center	156	Santa Cruz, CA
18. Hilton San Diego Gaslamp Quarter(4)	283	San Diego, CA
19. The Grafton on Sunset	108	West Hollywood, CA
20. Onyx Hotel	112	Boston, MA
21. Westin Copley Place(4)(5)	803	Boston, MA
22. Hotel Deca(4)	158	Seattle, WA
23. The Hilton San Diego Resort and Spa(3)	357	San Diego, CA
24. Donovan House	193	Washington, D.C.
25. Le Parc Suite Hotel	154	West Hollywood, CA
26. Hotel Sax Chicago	353	Chicago, IL
27. Westin Michigan Avenue(4)	752	Chicago, IL
28. Alexis Hotel	121	Seattle, WA
29. Hotel Solamar(4)(3)	235	San Diego, CA
30. Gild Hall	126	New York, NY
31. Hotel Amarano Burbank	99	Burbank, CA

Total number of rooms/suites	8,494

(1)	Part of the parking lot of this property is subject to a long-term ground lease.
(2)	One of the golf courses at this property is subject to a ground lease.
(3)	Properties subject to long-term ground leases.
(4)	Properties subject to a mortgage/debt. As of February 1, 2010, Le Montrose Suite Hotel is no longer subject to a mortgage.
(5)	Property subject to long-term air rights lease.

Each of our hotels is full service, with 30 classified as “upper upscale” and one classified as “upscale”, as defined by Smith Travel Research, a provider of hotel industry data.

For each of calendar years 2004 through 2008, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through May 8, 2009, Marriott made cure payments totaling $12.3 million for the calendar years 2004 through 2007 to avoid termination. Marriott could have recouped these amounts in the event certain future operating performance thresholds were attained. Through May 8, 2009, Marriott had recouped a total of $2.8 million for the calendar years 2004 through 2008. The Company recorded a deferred liability of $9.5 million as of December 31, 2008, which was included in accounts payable and accrued expenses on the consolidated balance sheet. Marriott failed to make the required cure payment due in 2009 for the calendar year 2008, and therefore the Company recognized $9.5 million as pre-tax income in other income in the consolidated statement of operations in May 2009. The management agreement with Marriott was terminated on May 8, 2009. The hotel now operates as an independent hotel, Seaview Resort; the hotel facilities are operated by Dolce Hotels and Resorts, and the golf facilities are operated by Troon Golf. The deferred liability is zero as of December 31, 2009.

The following is a reconciliation of the cure payments and deferred liability as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 (dollars in thousands):

Year Ended December 31,	Notification Date	Cure Payment			Recoup Amount	Pre-Tax Income	Deferred Liability Balance
		Performance Year	Date	Amount
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$—	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	—	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	—	$6,371
2008	February 26, 2008	2007	April 10, 2008	3,123	—	—	$9,494
2009*	February 27, 2009	2008	N/A	—	—	—	$9,494
			May 9, 2009	—	—	(9,494)	$—

		As of December 31, 2009		$12,315	$(2,821)	$(9,494)

*	Period through Marriott management agreement termination date, May 8, 2009.

Item 3.	Legal Proceedings

In connection with the 2002 termination of the Meridien Hotels Inc. (“Meridien”) affiliates at the New Orleans and Dallas hotels, the Company was engaged in litigation with Meridien and related affiliates. On September 11, 2008, the Company entered into a Settlement Agreement with Meridien that resolved and released each of the parties’ respective claims, in consideration for a one-time payment by the Company in the amount of $5.5 million. The Company had previously accrued $1.2 million as a contingent liability, and as a result, the Company recognized an additional expense of $4.3 million for the year ended December 31, 2008, which is included in lease termination expense in the consolidated statement of operations.

The nature of operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect of the liquidity, results of operations or business or financial condition of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common shares of the Company began trading on the New York Stock Exchange (“NYSE”) on April 24, 1998 under the symbol “LHO.” The following table sets forth, for the periods indicated, the high and low sale prices per common share and the cash distributions declared per share:

	Calendar Year 2009			Calendar Year 2008
	High	Low	Distribution	High	Low	Distribution
First Quarter	$12.75	$3.57	$0.01	$33.29	$26.05	$0.51
Second Quarter	$17.24	$5.31	$0.01	$34.45	$24.96	$0.51
Third Quarter	$20.47	$10.34	$0.01	$30.24	$18.55	$0.525
Fourth Quarter	$22.79	$16.28	$0.01	$24.00	$6.58	$0.255

The closing price for the Company’s common shares, as reported by the NYSE on December 31, 2009, was $21.23 per share.

SHARE PERFORMANCE GRAPH

The following graph provides a comparison of the cumulative total return on the common shares of the Company from December 31, 2004 to the NYSE closing price per share on December 31, 2009 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (“FTSE NAREIT Equity Index”). Total return values were calculated assuming a $100 investment on December 31, 2004 with reinvestment of all dividends in (i) the common shares of the Company, (ii) the S&P 500 Index and (iii) the FTSE NAREIT Equity Index.

The actual returns on the graph above are as follows:

Name	Initial Investment at December 31, 2004	Value of Initial Investment at December 31, 2005	Value of Initial Investment at December 31, 2006	Value of Initial Investment at December 31, 2007	Value of Initial Investment at December 31, 2008	Value of Initial Investment at December 31, 2009
LaSalle Hotel Properties	$100.00	$119.27	$154.48	$112.64	$42.29	$81.54
S&P 500 Index	$100.00	$104.91	$121.48	$128.15	$80.74	$102.11
FTSE NAREIT Equity Index	$100.00	$112.16	$151.49	$127.72	$79.53	$101.79

Shareholder Information

As of February 12, 2010, there were 125 record holders of the Company’s common shares of beneficial interest, including shares held in “street name” by nominees who are record holders, and approximately 50,500 beneficial holders.

Distribution Information

For 2009, the Company paid $0.04 per common share in distributions, of which $0.04 was recognized as 2009 distributions for tax purposes. Additionally, distributions of $0.085 per common share for 2008 were recognized as 2009 distributions for tax purposes, bringing total 2009 distributions for tax purposes to $0.125 per common share. Of the $0.125, 100% represented ordinary income. Distributions for 2009 were paid quarterly to the Company’s common shareholders and common unitholders at a level of $0.01 per common share and limited partnership common unit.

For 2008, the Company paid $1.80 per common share in distributions, of which $1.715 was recognized as 2008 distributions for tax purposes. Additionally, distributions of $0.17 per common share for 2007 were recognized as 2008 distributions for tax purposes, bringing total 2008 distributions for tax purposes to $1.885 per common share. Of the $1.885, 64.9% represented ordinary income and 35.1% represented return of capital for tax purposes. These distributions were paid monthly to the Company’s common shareholders and common unitholders at a level of $0.17, $0.175 and $0.085 per common share and limited partnership common unit for the months of January 2008 through June 2008, July 2008 through September 2008 and October 2008 through December 2008, respectively.

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

Operating Partnership Units and Recent Sales of Unregistered Securities

The Operating Partnership issued 3,181,723 common units of limited partnership interest to third parties on April 24, 1998 (inception), in conjunction with the initial public offering. The following is a summary of common unit activity since inception:

Common units issued at initial public offering	3,181,723
Common units redeemed:
1999-2006	(3,164,860)
2007	—
2008	(33,530)
2009	(70,000)
Common units issued:
2000-2006	86,667

Common units outstanding at December 31, 2009	—

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

On November 17, 2006, in connection with the Company’s acquisition of Gild Hall and as part of the consideration for the hotel acquisition, the Operating Partnership issued 70,000 common units of limited partnership interest and 1,098,348 Series F Preferred Units (liquidation preference $25.00 per unit) of limited partnership interest. During 2008, all 1,098,348 of the Series F Preferred Units were redeemed for 568,786 common shares of beneficial interest and $14.5 million. During 2009, all 70,000 common units were redeemed for 69,500 common shares of beneficial interest and an insignificant amount of cash. The issuance of the common units and the Series F Preferred Units and the subsequent issuance of common shares upon the redemption of the common units and the Series F Preferred Units were each effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933. The Company relied on the exemption based on representations given by the holder of the common units and the Series F Preferred Units.

In August 2005, the Company acquired the Westin Copley Place in Boston, Massachusetts. As part of the consideration to acquire the hotel, the Operating Partnership issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) of the Operating Partnership. The Series C Preferred Units were redeemable for 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share, of the Company on a one-for-one basis. On February 1, 2009, each of the Series C Preferred Units was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C Preferred Shares”). Prior to the exchange described below, the Series C Preferred Shares were held by SCG Hotel DLP, L.P. (“SCG”). On April 16, 2009, SCG exchanged its Series C Preferred Shares for an equal number of 7.25% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share (the “Series G Preferred Shares”), of the Company in a private transaction. Each of the issuance of the Series C Preferred Shares and the exchange of the Series C Preferred Shares for Series G Preferred Shares was exempt from registration pursuant to Section 4(2) of the Securities Exchange Act of 1933, as amended. On April 17, 2009, the Company filed a registration statement with the SEC to register the resale of the Series G Preferred Shares. On May 13, 2009, in connection with the exchange, SCG paid the Company a fee of $1.0 million, which the Company recognized as income.

Item 6.	Selected Financial Data

The following tables set forth selected historical operating and financial data for the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from the historical financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES

Selected Historical Operating and Financial Data

(Unaudited, dollars in thousands, except share data)

	For the year ended December 31,
	2009	2008	2007	2006	2005
Operating Data:
Revenues:
Hotel operating revenues	$590,746	$663,006	$628,880	$562,380	$340,578
Participating lease revenue	—	12,799	27,193	25,401	21,527
Other income	16,253	7,572	5,637	6,050	862

Total revenues	606,999	683,377	661,710	593,831	362,967
Expenses:
Hotel operating expenses	390,300	424,357	399,764	365,125	232,042
Depreciation and amortization	109,896	106,748	92,338	77,019	46,790
Real estate taxes, personal property taxes and insurance	32,167	34,606	32,562	27,212	13,828
Ground rent	5,828	7,213	6,964	6,433	3,986
General and administrative	15,239	17,549	13,574	12,403	10,216
Lease termination expense	—	4,296	—	800	1,000
Other expenses	3,449	3,504	2,966	3,010	185

Total operating expenses	556,879	598,273	548,168	492,002	308,047
Operating income	50,120	85,104	113,542	101,829	54,920
Interest income	63	159	1,386	1,875	748
Interest expense	(37,956)	(48,213)	(46,289)	(42,408)	(24,351)

Income before income tax (expense) benefit, equity in earnings of joint venture and discontinued operations	12,227	37,050	68,639	61,296	31,317
Income tax (expense) benefit	(4,257)	1,316	(3,075)	277	1,979
Equity in earnings of joint venture	—	—	27	38,420	753

Income from continuing operations	7,970	38,366	65,591	99,993	34,049
Net income from discontinued operations	—	—	30,533	3,694	3,066

Net income	7,970	38,366	96,124	103,687	37,115

Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity	30	39	—	—	—
Noncontrolling interest of common units in Operating Partnership	(15)	(100)	(249)	(142)	(300)
Noncontrolling interest of preferred units in Operating Partnership	(367)	(5,178)	(6,120)	(4,485)	(1,419)

Net income attributable to noncontrolling interests	(352)	(5,239)	(6,369)	(4,627)	(1,719)

Net income attributable to the Company	7,618	33,127	89,755	99,060	35,396
Distributions to preferred shareholders	(26,388)	(22,497)	(24,344)	(25,604)	(14,629)
Issuance costs of redeemed preferred shares	—	—	(3,868)	—	—

Net (loss) income attributable to common shareholders	$(18,770)	$10,630	$61,543	$73,456	$20,767

Earnings per Common Share:
Net (loss) income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares:
Basic	$(0.34)	$0.25	$0.77	$1.77	$0.57

Diluted	$(0.34)	$0.25	$0.76	$1.76	$0.57

Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares:
Basic	$(0.34)	$0.25	$1.53	$1.86	$0.67

Diluted	$(0.34)	$0.25	$1.52	$1.85	$0.67

Weighted average number of common shares outstanding:
Basic	54,477,414	40,158,745	39,852,182	39,356,881	30,637,644
Diluted	54,554,449	40,257,970	40,045,509	39,562,982	30,901,251

	For the year ended December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Investment in hotel properties, net	$1,882,502	$1,967,255	$1,885,423	$1,932,141	$1,392,344
Total assets	2,023,563	2,131,470	2,111,320	2,151,451	1,499,468
Borrowings under credit facilities	6,259	234,505	70,416	—	30,655
Bonds payable	42,500	42,500	42,500	42,500	42,500
Mortgage loans, including unamortized premiums	595,389	685,686	762,904	767,477	489,660
Redeemable noncontrolling interest in consolidated entity	2,739	2,769	—	—	—
Noncontrolling interest in consolidated entity	48	64	—	—	—
Noncontrolling interest of common units in Operating Partnership	—	668	747	3,686	2,597
Noncontrolling interest of preferred units in Operating Partnership	—	59,739	87,652	87,428	59,739
Preferred shares, liquidation preference	352,972	294,250	294,250	394,048	206,548
Total shareholders’ equity	1,296,187	993,672	1,038,136	1,145,066	811,082

	For the year ended December 31,
	2009	2008	2007	2006	2005
Other Data:
Funds from operations(1)	$90,825	$117,129	$123,442	$114,151	$70,451
Earnings before interest, taxes, depreciation and amortization(1)	160,079	192,011	237,808	225,179	109,864
Hotel earnings before interest, taxes, depreciation and amortization(1)	160,003	208,986	217,571	194,943	118,437
Cash provided by operating activities	112,058	159,347	168,228	156,842	84,754
Cash used in investing activities	(31,634)	(137,076)	(60,709)	(546,824)	(411,953)
Cash (used in) provided by financing activities	(90,039)	(30,265)	(144,495)	442,855	305,250
Cash dividends declared per common share	$0.04	$1.80	$1.95	$1.56	$1.08

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

Overview

2009 was an extremely challenging year for the United States economy, the lodging industry and the Company. Unemployment rose throughout the year and exceeded 10% by the fourth quarter, while each of the three other primary economic indicators that we track—airline enplanements, consumer confidence and corporate profits continued to struggle throughout the year. Both corporate and consumer spending were dramatically reduced which impacted most sectors of the economy, including lodging. As such, the 2009 US lodging industry RevPAR declined 16.7% which was the worst one year RevPAR reduction in recorded history. As a result, our revenue per available room (“RevPAR”), funds from operations (“FFO”) per diluted share and earnings before interest, taxes, depreciation and amortization (“EBITDA”) declined as compared to 2008.

For 2009, the Company had a net loss applicable to common shareholders of $18.8 million, or ($0.34) per diluted share. FFO was $90.8 million, or $1.66 per diluted share/unit and EBITDA was $160.1 million. RevPAR in 2009 was $120.80. We consider RevPAR and EBITDA to be key measures of the performance of the individual hotels. RevPAR for the total portfolio decreased 17.0% for 2009. The RevPAR decrease is attributable to a 13.5% decrease in average daily rate (“ADR”) to $172.55 and a 4.1% decline in occupancy to 70.0%. During 2009, we continued to implement significant cost savings measures. The Company’s hotel portfolio EBITDA decreased 23.4% to $160.0 million. Hotel EBITDA margin declines were held to only 297 basis points, despite a 17.0% RevPAR decline.

Hotel operations depend on the state of the overall economy which can significantly impact hotel operational performance and thus, impact the Company’s financial position. Should any of the hotels experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders, service debt or meet other financial obligations.

The Company measures hotel performance by evaluating financial metrics such as RevPAR, FFO, EBITDA and Hotel EBITDA. The Company evaluates the hotels in its portfolio and potential acquisitions using these metrics discussed above to determine each portfolio hotel’s contribution or acquisition hotel’s potential contribution toward reaching the Company’s goal of providing income to its shareholders through increases in distributable cash flow and increasing long-term total returns to shareholders through appreciation in the value of its common shares. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire new hotel properties that meet its investment criteria. Currently, due to the dislocation between buyers and sellers, the tight lending conditions, deteriorating operating fundamentals and lack of economic and industry clarity, it is difficult for the Company to identify hotels to acquire that fit its stringent investment criteria at prices that are generally acceptable to sellers.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has utilized the information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. For example, included in the accompanying consolidated financial statements is an estimated allowance for doubtful accounts of $0.9 million and no estimated valuation allowance on the deferred tax asset as of December 31, 2009. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize this deferred tax asset of $13.6 million and has determined that no valuation allowance is required.

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

Revenue Recognition

The Company recognizes hotel operating revenues on an accrual basis consistent with the hotel operations.

For the Lansdowne Resort, the Company defers golf membership initiation fees and social membership initiation fees and recognizes revenue over the average expected life of an active membership (currently six years) on a straight-line basis. Golf membership, social membership, health club and executive club annual dues are recognized as earned throughout the membership year.

Investment in Hotel and Development Properties

Upon acquisition, the Company allocates the purchase price of asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment, assumed debt, and intangible assets. The Company’s investments in hotel and development properties are carried at cost and hotel properties are depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, the shorter of the useful life of the improvement or the term of the related tenant lease for tenant improvements, 7 years for land improvements, 20 years for golf course land improvements, 20 years for swimming pool assets and 3 to 5 years for furniture, fixtures and equipment. For investments subject to ground leases, assets are depreciated over the shorter of the useful lives of the assets or the term of the ground lease. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Furniture, fixtures and equipment under capital leases are carried at the present value of the minimum lease payments.

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

The Company periodically reviews the carrying value of each hotel and development property to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or development property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel or development property and determine if the investment in such hotel or development property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel or development property to reflect the hotel or development property at fair value. These assessments have a direct impact on the Company’s net income. The Company does not believe that there are any facts or circumstances indicating impairment in the carrying value of any of its hotels or development property.

In accordance with GAAP guidance, the Company considers a hotel or development property as held for sale when a contract for sale is entered into, a substantial non-refundable deposit has been committed by the purchaser and sale is expected to occur within one year.

Share-Based Compensation

From time to time, the Company awards nonvested shares under the 2009 Equity Incentive Plan (“2009 Plan”) as compensation to officers, employees and non-employee trustees. The shares vest over three to nine years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

The US lodging industry operated in an extremely challenging environment during 2009. On a year-over-year basis, overall industry demand was down 5.8%, while supply increased by 3.2%. This resulted in an occupancy decline of 8.7%, while ADR decreased 8.8%. Corporate demand slowed dramatically during the year in both the transient and group segments. Leisure demand was more resilient than corporate, but was induced by deep discounting through our hotels’ proprietary channels as well as third party channels. As such, lodging industry RevPAR declined by 16.7%. The Urban segment, as reported by Smith Travel Research (“STR”), posted a RevPAR decline of 18.1%, underperforming the overall industry as was the case in previous recessions. Likewise, the Upper Upscale segment, as reported by STR, underperformed the lodging industry, with a RevPAR decline of 17.7%. Hotel occupancy, ADR, operating revenues and operating expenses for our portfolio were negatively impacted by the overall industry performance and our urban concentration. However, this impact was somewhat offset by our concentration of hotels in Washington, DC which benefitted from the inauguration and from an overall stronger market in 2009.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (31 hotels as of December 31, 2009), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking, and other ancillary revenues) decreased $72.3 million from $663.0 million in 2008 to $590.7 million in 2009. This decrease is primarily due to the effects of the economic downturn which resulted in a 17.0% decrease in RevPAR, attributable to a 4.1% decrease in occupancy and a 13.5% decrease in ADR across the portfolio.

The following are significant decreases in total room, food and beverage and other revenue primarily as a result of the detrimental effects of the recession:

•	$16.1 million decrease from Westin Michigan Avenue;

•	$10.0 million decrease from Seaview Resort;

•	$8.3 million decrease from Westin Copley Place;

•	$7.6 million decrease from Sheraton Bloomington Hotel Minneapolis South;

•	$6.7 million decrease from Lansdowne Resort;

•	$5.5 million decrease from Hotel Sax Chicago;

•	$4.8 million decrease from Indianapolis Marriott Downtown;

•	$3.9 million decrease from Hilton San Diego Gaslamp Quarter;

•	$3.8 million decrease from Hotel Viking;

•	$3.8 million decrease from Harborside Hyatt Conference Center & Hotel; and

•	$3.6 million decrease from The Hilton San Diego Resort and Spa.

Hotel operating revenues declined $25.5 million across 16 additional hotels in the portfolio, due to the effects of the recession.

The above decreases are partially offset by increases from amounts that are not comparable year-over-year as follows:

•	$8.1 million increase in room, food and beverage and other revenue from Le Montrose Suite Hotel due to the transition to a new lease with LHL as of January 1, 2009;

•	$5.8 million increase in room, food and beverage and other revenue from San Diego Paradise Point Resort and Spa due to the transition to a new lease with LHL as of June 1, 2008; and

•	$5.5 million increase in room, food and beverage and other revenue from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

In addition, room, food and beverage and other revenue at The Liaison Capitol Hill increased $7.9 million due to improved hotel facilities as a result of an extensive hotel and restaurant renovation.

Participating Lease Revenue

Participating lease revenue from hotels leased to third party lessees (no such hotels as of December 31, 2009) decreased $12.8 million from $12.8 million in 2008 to zero in 2009. The decrease is due to the transitions of San Diego Paradise Point Resort and Spa and Le Montrose Suite Hotel to new leases with LHL as of June 1, 2008 and January 1, 2009, respectively.

Other Income

Other income increased $8.7 million from $7.6 million in 2008 to $16.3 million in 2009. This increase is primarily due to the following:

•	$9.5 million recognized in 2009 from cure payments from Marriott International at Seaview Resort;

•	$1.0 million recognized in 2009 from the fee received related to the exchange of Series C Preferred Shares for Series G Preferred Shares; and

•	$0.4 million recognized in 2009 from the gain from insurance proceeds related to a kitchen fire at Hotel Viking.

These increases are partially offset by the following decreases:

•	$0.9 million recognized in 2008 from a lease termination fee from a retail tenant at Hotel Sax Chicago;

•	$0.7 million recognized in 2008 from a settlement of outstanding liabilities with respect to the acquisition of Westin Michigan Avenue property in March 2006; and

•	$0.4 million recognized in 2008 from a settlement of outstanding liabilities due to the transition of San Diego Paradise Point Resort and Spa to a new lease with LHL as of June 1, 2008.

The remaining decrease of $0.2 million is primarily due to decreases in income from retail leases across the portfolio.

Hotel Operating Expenses

Hotel operating expenses decreased $34.1 million from $424.4 million in 2008 to $390.3 million in 2009. This overall decrease is primarily a result of decreases portfolio-wide resulting from reductions in management and hourly staffing levels and other cost-saving initiatives in anticipation of the significant decrease in occupancy across the portfolio.

The following are significant decreases in total room, food and beverage, other operating department and indirect expense primarily as a result of reduced occupancies at the hotels and cost-saving initiatives that have been implemented:

•	$8.2 million decrease from Westin Michigan Avenue;

•	$6.9 million decrease from Westin Copley Place;

•	$5.2 million decrease from Seaview Resort;

•	$3.6 million decrease from Lansdowne Resort;

•	$3.1 million decrease from Indianapolis Marriott Downtown;

•	$3.0 million decrease from The Hilton San Diego Resort and Spa;

•	$2.9 million decrease from Hotel Sax Chicago;

•	$2.4 million decrease from Hotel Solomar; and

•	$2.1 million decrease from Hotel Viking.

Hotel operating expenses declined $10.5 million across 19 additional hotels in the portfolio as a result of reduced occupancies and cost-saving initiatives. The above decreases are partially offset by increases from amounts that are not comparable year-over-year as follows:

•

$5.7 million increase in room, food and beverage, other operating department and indirect expense from San Diego Paradise Point Resort and Spa due to the transition to a new lease with LHL as of June 1, 2008; and

•	$4.3 million increase in room, food and beverage, other operating department and indirect expense from Le Montrose Suite Hotel due to the transition to a new lease with LHL as of January 1, 2009.

In addition, room, food and beverage, other operating department and indirect expense at The Liaison Capitol Hill increased $3.8 million as a result of improved hotel facilities following an extensive hotel and restaurant renovation. The hotel improvements increased occupancy and in turn increased service costs.

Depreciation and Amortization

Depreciation and amortization expense increased $3.2 million from $106.7 million in 2008 to $109.9 million in 2009. This increase includes an amount that is not comparable year-over-year of $1.6 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The remaining increase of $1.6 million is primarily due to depreciation on building and land improvements and purchases of furniture, fixtures and equipment made across the hotel portfolio during 2009 and 2008.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes and insurance expenses decreased $2.4 million from $34.6 million in 2008 to $32.2 million in 2009. The decrease is primarily due to the following:

•	$2.1 million decrease in real estate taxes at Hotel Sax due to decreases in assessed property values for 2009 and prior years; and

•	$2.0 million decrease in real estate and personal property taxes at Indianapolis Marriott Downtown due to decreases in assessed property values for 2009 and prior years.

The above decreases are partially offset by the following increases:

•	$0.6 million increase in real estate taxes at Western Michigan Avenue due to credits recognized in 2008 for decreases in 2007 assessments and rates;

•	$0.5 million increase in real estate taxes at Westin Copley Place due to an increase in 2009 tax rate; and

•

$0.4 million increase in real estate and personal property taxes and insurance at Donovan House which is not comparable year-over-year as it re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

The remaining increase is a result of an increase in real estate and personal property taxes of $0.3 million primarily from increases in assessments and rates at certain of the hotel properties, partially offset by a decrease in insurance premiums of $0.1 million across the portfolio.

Ground Rent

Ground rent decreased $1.4 million from $7.2 million in 2008 to $5.8 million in 2009. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The decrease is due to performance at the applicable hotels being slightly better in 2008 than 2009.

General and Administrative

General and administrative expense decreased $2.3 million from $17.5 million in 2008 to $15.2 million in 2009 primarily as a result of the reversal of non-cash equity compensation related to restricted share forfeitures due to executive and employee resignations in 2009.

Lease Termination Expense

Lease termination expense decreased $4.3 million from $4.3 million in 2008 to zero in 2009. The 2008 expense related to the settlement of litigation. There was no such settlement in 2009.

Other Expenses

Other expenses decreased $0.1 million from $3.5 million in 2008 to $3.4 million in 2009 primarily due to a decrease in expenses related to the renaming and repositioning of hotels and a decrease in common area maintenance costs incurred at the 330 N. Wabash Avenue property, partially offset by losses from property damage at the hotels.

Interest Income

Interest income decreased $0.1 million from $0.2 million in 2008 to $0.1 million in 2009 primarily due to decreases in cash balances and interest rates in 2009.

Interest Expense

Interest expense decreased $10.2 million from $48.2 million in 2008 to $38.0 million in 2009 due to a decrease in the Company’s weighted average debt outstanding and a decrease in the weighted average interest rate, partly offset by a decrease in capitalized interest. The Company’s weighted average debt outstanding related to continuing operations decreased from $953.7 million in 2008 to $790.3 million in 2009, which includes paydowns resulting from:

•	an April 2009 common share offering;

•	a June 2009 common share offering; and

•	operating cash flow.

The above paydowns are offset by borrowings under the Company’s credit facility to finance other capital improvements during 2008 and 2009.

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 4.8% in 2008 to 4.5% in 2009. The decrease is due in part to the payoffs of the Sheraton Bloomington Hotel Minneapolis South, Westin City Center Dallas, Hilton Alexandria Old Town and Gild Hall mortgage loans which accrued interest at higher rates than the rate of the senior unsecured line of credit which was used to pay off the mortgages. Capitalized interest decreased by $2.8 million from $3.5 million in 2008 to $0.7 million in 2009 primarily due to the temporary suspension of the redevelopment of the 330 N. Wabash Avenue property as a luxury hotel. The Company’s weighted average interest rate, excluding the impact of capitalized interest, decreased from 5.1% in 2008 to 4.6% in 2009.

Income Taxes

Income taxes increased $5.6 million from an income tax benefit of $1.3 million in 2008 to an income tax expense of $4.3 million in 2009. For 2009, current federal, state and local income tax expense totaled $0.5 million. LHL’s net income/loss before income tax expense/benefit increased $13.6 million from net loss of $5.0 million in 2008 to net income of $8.6 million in 2009 primarily due to the $9.5 million cure payment revenue recognized at Seaview Resort in 2009, the reversal of allocated costs related to the resignation of an executive in 2009 and the two properties converted to new leases with LHL in 2008 and 2009, partly offset by lower hotel income across the portfolio due to the effects of the recession. Accordingly, for 2009, LHL recorded a deferred federal, state and local income tax expense of $3.8 million (using an estimated statutory tax rate of 40.4%).

As of December 31, 2009, the Company had a deferred tax asset of $13.6 million primarily due to past years’ tax net operating losses. These loss carryforwards will expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in consolidated entity represents the allocation of income or loss to the outside equity interest in the 330 N. Wabash Avenue property, which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Noncontrolling Interests

Noncontrolling interest of common units in the Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by a third party. Income or loss is allocated to common units noncontrolling interest based on the weighted average percentage ownership throughout the year. At December 31, 2009, no third party limited partner held any common units of the Operating Partnership.

Noncontrolling interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The decrease in noncontrolling interest of preferred units in the Operating Partnership from $5.2 million in 2008 to $0.4 million in 2009 is a result of the redemption of 1,098,348 Series F Preferred Units during the third and fourth quarter of 2008 and the redemption of the 2,348,888 Series C Preferred Units on February 1, 2009.

Distributions to Preferred Shareholders

Distributions to preferred shareholders increased $3.9 million, from $22.5 million in 2008 to $26.4 million in 2009. This increase was due to the redemption of the Series C Preferred Units and issuance of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest on February 1, 2009, which were subsequently exchanged for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest on April 16, 2009.

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

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (30 hotels as of December 31, 2008), including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking, and other ancillary revenues) increased $34.1 million from $628.9 million in 2007 to $663.0 million in 2008. This increase includes amounts that are not comparable year-over-year as follows:

•	$30.9 million increase in room, food and beverage and other revenue from San Diego Paradise Point Resort and Spa due to the transition to a new lease with LHL as of June 1, 2008; and

•	$7.1 million increase in room, food and beverage and other revenue from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

The remaining increase is primarily due to the following:

•	$4.4 million increase in room, food and beverage and other revenue from Alexis Hotel ($2.9 million) and Hotel Viking ($1.5 million) due to improved hotel facilities as a result of renovations;

•	$4.3 million increase in room and food and beverage revenue net of a decrease in other revenue from Hotel Sax Chicago due to hotel, lounge, and meeting facilities renovations completed in 2007;

•	$1.2 million increase in room and other revenue net of a decrease in food and beverage revenue from The Hilton San Diego Resort and Spa due to improved hotel facilities as a result of renovations; and

•	$1.0 million increase in room and other revenue net of a decrease in food and beverage revenue from Indianapolis Marriott Downtown primarily due to an increase in ADR and parking rates.

The above increases are partially offset by the following decreases:

•	$3.6 million decrease in room, food and beverage, golf and other revenue from Seaview Resort due to a decline in occupancy and ADR;

•	$2.4 million decrease in room, food and beverage and other revenue from The Liaison Capitol Hill due to an extensive hotel and restaurant renovation;

•	$2.3 million decrease in room, food and beverage and other revenue from Sheraton Bloomington Hotel Minneapolis South primarily due to a decline in occupancy;

•	$2.0 million decrease in room and other revenue net of an increase in food and beverage revenue from Westin Michigan Avenue primarily due to a decline in occupancy;

•	$2.0 million decrease in room, food and beverage and other revenue from Westin Copley Place due to disruption from ballroom renovations;

•	$1.5 million decrease in room, food and beverage and other revenue from Westin City Center Dallas due to a decline in ADR and group business; and

•	$1.5 million decrease in room, food and beverage and other revenue from Hotel Solamar due to a decrease in ADR and disruption from a lounge renovation.

The remaining increase of $0.5 million is primarily due to increased business in certain markets net of the effects of a 1.6% decrease in RevPAR, attributable to a 1.1% decrease in occupancy and a 0.6% decrease in ADR across the portfolio.

Participating Lease Revenue

Participating lease revenue from hotels leased to third-party lessees (one hotel as of December 31, 2008) decreased $14.4 million from $27.2 million in 2007 to $12.8 million in 2008. The decrease is due to the transition of San Diego Paradise Point Resort and Spa to a new lease with LHL as of June 1, 2008. Participating lease revenue includes (i) base rent and (ii) participating rent based on hotel revenues pursuant to the respective participating lease.

Other Income

Other income increased $2.0 million from $5.6 million in 2007 to $7.6 million in 2008. The increase is primarily due to the following:

•	$0.9 million recognized in 2008 from a lease termination fee from a retail tenant at Hotel Sax Chicago, partially offset by a loss of the lease revenue from that tenant;

•	$0.7 million recognized in 2008 from a settlement of outstanding liabilities with respect to the acquisition of Westin Michigan Avenue in March 2006; and

•	$0.2 million from a settlement of outstanding liabilities due to a transition of San Diego Paradise Point Resort and Spa to a new lease with LHL as of June 1, 2008.

The remaining increase of $0.2 million is primarily due to tenant personal property tax reimbursements at San Diego Paradise Point Resort and Spa and Le Montrose Suite Hotel.

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

•

$0.8 million decrease in food and beverage and indirect expense net of an increase in room and other operating department expense from Seaview Resort due to decreased occupancy, which in turn decreased service costs; and

•

$0.7 million decrease in room, food and beverage, other operating department and indirect expense from Westin City Center Dallas due to a decline in group business, which in turn decreased service costs.

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

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 5.2% in 2007 to 4.8% in 2008. The decrease is due in part to the payoffs of the Le Parc Suite Hotel and San Diego Paradise Point Resort and Spa mortgage loans which accrued interest at rates higher than the rate of the senior unsecured line of credit which was used to pay off the mortgages. Capitalized interest decreased by $0.7 million from $4.2 million in 2007 to $3.5 million in 2008 primarily due to the completion of the Donovan House renovation in March 2008, partly offset by initial cost of the redevelopment of the 330 N. Wabash Avenue property as a super luxury hotel during 2008. The Company’s weighted average interest rate, excluding the impact of capitalized interest, decreased from 5.7% in 2007 to 5.1% in 2008.

Income Taxes

Income taxes (including amounts from discontinued operations) increased $4.3 million from an income tax expense of $3.0 million in 2007 to an income tax benefit of $1.3 million in 2008. For 2008, current federal, state and local income tax expense totaled $1.1 million. LHL’s net income/loss before income tax expense/benefit increased $9.5 million from net income of $4.5 million in 2007 to net loss of $5.0 million in 2008. Accordingly, for 2008, LHL recorded a deferred federal, state and local income tax benefit of $2.4 million.

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

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in consolidated entity represents the allocation of income or loss to the outside equity interest in the 330 N. Wabash Avenue property, which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Noncontrolling Interests

Noncontrolling interest of common units in the Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by a third party. Income or loss is allocated to noncontrolling interest of common units based on the weighted average percentage ownership throughout the year. At December 31, 2008, a third-party limited partner held 0.2% of the common units of the Operating Partnership.

Noncontrolling interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The decrease in noncontrolling interest of preferred units in the Operating Partnership from $6.1 million in 2007 to $5.2 million in 2008 is primarily a result of the redemption of all Series F Preferred Units during 2008.

Discontinued Operations

Net income from discontinued operations decreased $30.5 million from $30.5 million in 2007 to zero in 2008. Net income from discontinued operations is a result of the sale of the LaGuardia Airport Marriott (“LaGuardia”) in January 2007. The following table summarizes net income from discontinued operations for 2008 and 2007 (dollars in thousands):

	For the year ended December 31,
	2008	2007
Net lease income from LaGuardia	$—	$240
Net operating loss from LaGuardia	—	(177)
Gain on sale of LaGuardia	—	30,401
Income tax benefit related to LaGuardia	—	69

Net income from discontinued operations	$—	$30,533

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

FFO, EBITDA and Hotel EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as alternatives to net income, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, EBITDA and Hotel EBITDA are not measures of the Company’s liquidity, nor are FFO, EBITDA and Hotel EBITDA indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO, EBITDA and Hotel EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company’s operating performance.

The following is a reconciliation between net income/loss attributable to common shareholders and FFO for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 (dollars in thousands, except share and unit data):

	For the year ended December 31,
	2009	2008	2007	2006	2005
Net (loss) income attributable to common shareholders	$(18,770)	$10,630	$61,543	$73,456	$20,767
Depreciation	109,174	105,746	91,560	78,280	48,494
Equity in depreciation of joint venture	—	—	—	178	811
Amortization of deferred lease costs	436	692	491	497	79
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	(30)	(39)	—	—	—
Noncontrolling interest of common units in Operating Partnership	15	100	249	142	300
Less: Net gain on sale of property disposed of	—	—	(30,401)	(38,402)	—

FFO	$90,825	$117,129	$123,442	$114,151	$70,451

Weighted average number of common shares and units outstanding:
Basic	54,534,939	40,256,228	39,955,712	39,409,631	30,896,022
Diluted	54,611,974	40,355,453	40,149,039	39,615,732	31,170,084

The following is a reconciliation between net income/loss attributable to common shareholders, EBITDA and Hotel EBITDA for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 (dollars in thousands):

	For the year ended December 31,
	2009	2008	2007	2006	2005
Net (loss) income attributable to common shareholders	$(18,770)	$10,630	$61,543	$73,456	$20,767
Interest expense	37,956	48,213	46,289	42,409	24,354
Equity in interest expense of joint venture	—	—	—	317	787
Income tax expense (benefit):
Income tax expense (benefit)	4,257	(1,316)	3,075	(277)	(1,979)
Income tax benefit from discontinued operations	—	—	(69)	(124)	(163)
Depreciation and amortization	109,896	106,748	92,389	78,966	48,850
Equity in depreciation/amortization of joint venture	—	—	—	201	900
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	(30)	(39)	—	—	—
Noncontrolling interest of common units in Operating Partnership	15	100	249	142	300
Noncontrolling interest of preferred units in Operating Partnership	367	5,178	6,120	4,485	1,419
Distributions to preferred shareholders	26,388	22,497	28,212	25,604	14,629

EBITDA	$160,079	$192,011	$237,808	$225,179	$109,864
Corporate expense	19,003	26,714	17,765	17,482	11,516
Interest and other income	(16,316)	(7,731)	(7,023)	(8,046)	(1,650)
Participating lease adjustments, net	—	559	1,640	836	443
Hotel level adjustments, net	(2,763)	(2,567)	(2,077)	(1,570)	704
Income from operations of property disposed of, including gain on sale and equity in income of joint venture	—	—	(30,542)	(38,938)	(2,440)

Hotel EBITDA	$160,003	$208,986	$217,571	$194,943	$118,437

Hotel EBITDA includes the operating data for all properties leased to LHL and to third parties for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. Hotel EBITDA includes adjustments made for periods when hotels were closed for renovations for presentation of comparable information. Hotel EBITDA for 2009, 2007, 2006 and 2005 reflects information reported in the respective year. Hotel EBITDA for 2008 reflects comparable information to 2009.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the years ended December 31, 2009 and 2008, respectively.

	Year ended December 31,
	2009	2008	Variance
Total Portfolio
Occupancy	70.0%	73.0%	-4.1%
ADR	$172.55	$199.45	-13.5%
RevPAR	$120.80	$145.61	-17.0%

Off-Balance Sheet Arrangements

Tax Indemnification Agreement

Pursuant to the acquisition of the Westin Copley Place, the Company entered into a Tax Reporting and Protection Agreement (the “Tax Agreement”) with Transwest Copley Square LLC (formerly SCG Copley Square LLC). Under the Tax Agreement, the Company was required, among other things, to indemnify Transwest Copley Square LLC (and its affiliates) for certain income tax liabilities that such entities would have incurred if the Westin Copley Place were transferred by the Company in a taxable transaction or if the Company failed to maintain a certain level of indebtedness with respect to the Westin Copley Place or its operations. The obligations of the Company under the Tax Agreement (i) did not apply in the case of a foreclosure of the Westin Copley Place, if certain specified requirements were met, (ii) were limited to $20.0 million (although a limitation of $10.0 million was applicable to certain specified transactions) and (iii) terminated on the earlier of the tenth anniversary of the Company’s acquisition of the Westin Copley Place or January 1, 2016.

On February 1, 2009, each of the 2,348,888 7.25% Series C Preferred Units, issued as part of the consideration to acquire the hotel, was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of beneficial interest to the unitholder. The issuance of the Series C Preferred Shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. As a result of the redemption of all the partnership interests issued in consideration for the hotel, the contingent obligation of the Company to reimburse the seller of the hotel up to $20.0 million of taxes related to unrealized taxable gains created at the time of the Company’s acquisition of the hotel, as described in the Tax Agreement entered into by the Company, has become null and void. Prior to the exchange described below, the Series C Preferred Shares were held by SCG Hotel DLP, L.P. (“SCG”). All of the Series C Preferred Shares were exchanged for Series G Preferred Shares on a one-for-one basis on April 16, 2009. On May 13, 2009, in connection with the exchange, SCG paid the Company a fee of $1.0 million, which the Company recognized as income. No Series C Preferred Shares remain outstanding.

Joint Venture

On February 2, 2010, the Company’s joint venture arrangement with LIM, entered into on April 17, 2008, was mutually dissolved. The joint venture arrangement with LIM, a leading global real estate investment manager, was to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies planned to invest up to $250.0 million of equity in the joint venture. The Company, through the Operating Partnership, owned a 15.0% equity interest in the joint venture. The Company accounted for its investment in this joint venture under the equity method of accounting. As of December 31, 2009, there were no acquisitions through the joint venture.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’

furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of December 31, 2009, the Company held $11.8 million of restricted cash reserves, $4.8 million of which was available for future capital expenditures.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from hotels leased by LHL. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s credit facility, secured financing on one or all of the Company’s 23 unencumbered properties, the sale of one or more properties and equity issuances available under the shelf registration statement.

LHL is a wholly-owned subsidiary of the Operating Partnership. Payments to the Operating Partnership are required pursuant to the terms of the lease agreements between LHL and the Operating Partnership relating to the properties owned by the Operating Partnership and leased by LHL. LHL’s ability to make rent payments to the Operating Partnership, and the Company’s liquidity, including its ability to make distributions to shareholders, are dependent on the lessees’ ability to generate sufficient cash flow from the operation of the hotels.

In addition, cash flow from hotel operations is subject to all operating risks common to the hotel industry. These risks include:

•	adverse effects of weak national, regional and local economic conditions;

•	tightening credit standards;

•	competition for guests and meetings from other hotels, including competition and pricing pressures from internet wholesalers and distributors;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increases in room rates;

•	labor strikes, disruptions or lockouts that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling; and

•	terrorism, terrorism alerts and warnings, military actions such as the engagements in Iraq and Afghanistan, pandemics or other medical events which may cause decreases in business and leisure travel.

These factors could adversely affect the ability of the hotel operators to generate revenues which could adversely affect LHL’s ability to make rental payments to the Company pursuant to the participating leases and ultimately impact the Company’s liquidity.

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

As of December 31, 2009, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities or mortgages.

Properties Leased to LHL

Effective January 1, 2001, LHL became a wholly-owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code. On January 1, 2009, the Le Montrose Suite Hotel transitioned to a new lease with LHL. As a result, LHL currently leases all 31 hotels owned by the Company as follows:

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

27. Hotel Solamar

28. Gild Hall

29. Hotel Amarano Burbank

30. San Diego Paradise Point Resort and Spa

31. Le Montrose Suite Hotel

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of December 31, 2009 (dollars in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans(1)	$773,936	$46,547	$129,246	$130,233	$467,910
Borrowings under credit facilities(2)	6,334	59	6,275
Ground rent(3)	198,629	5,007	10,036	10,022	173,564
Massport Bonds(1)	43,623	138	275	275	42,935
Purchase commitments(4)
Purchase orders and letters of commitment	9,878	9,878	—	—	—

Total obligations and commitments	$1,032,400	$61,629	$145,832	$140,530	$684,409

(1)	Amounts include principal and interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt.
(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rate as of December 31, 2009. It is assumed that the outstanding debt as of December 31, 2009 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)

As of December 31, 2009, purchase orders and letters of commitment totaling approximately $9.9 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450.0 million. On January 14, 2008, the Company amended the credit facility to increase the maximum borrowing from $300.0 million to $450.0 million. The credit facility’s maturity date is April 13, 2011 with, at the Company’s option, a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2009, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2009, 2008 and 2007, the weighted average interest rate for borrowings under the senior unsecured credit facility was 1.3%, 3.4% and 6.0%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding as of December 31, 2009. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company had zero and $234.5 million, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility’s maturity date is April 13, 2011 with, at the LHL’s option, a one-year extension option. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2009, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2009, 2008 and 2007, the weighted average interest rate for borrowings under the LHL credit facility was 1.2%, 3.9% and 6.1%, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding as of December 31, 2009. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of an immaterial amount for each of the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009 and 2008, LHL had $6.3 million and an immaterial amount, respectively, of outstanding borrowings under the LHL credit facility.

Debt

Debt as of December 31, 2009 and 2008 consisted of the following (in thousands):

Debt	Interest Rate	Maturity Date		Balance Outstanding as of
				December 31, 2009	December 31, 2008
Credit facilities
Senior unsecured credit facility	Floating (a)	April 2011	(a)	$—	$234,500
LHL unsecured credit facility	Floating (b)	April 2011	(b)	6,259	5

Total borrowings under credit facilities				6,259	234,505

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating (c)	March 2018		5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating (c)	March 2018		37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Gild Hall	Floating (d)	November 2009	(d)	—	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009	(e)	—	38,487
Hilton Alexandria Old Town	4.98%	September 2009	(f)	—	31,227
Le Montrose Suite Hotel	8.08%	July 2010	(g)	12,859	13,138
Hilton San Diego Gaslamp Quarter	5.35%	June 2012		59,600	59,600
Hotel Solamar	5.49%	December 2013		60,900	60,900
Hotel Deca	6.28%	August 2014		9,908	10,142
Westin Copley Place	5.28%	August 2015		210,000	210,000
Westin Michigan Avenue	5.75%	April 2016		140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016		101,780	101,780

Mortgage loans at stated value				595,047	685,274
Unamortized loan premium(h)				342	412

Total mortgage loans				595,389	685,686

Total debt				$644,148	$962,691

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

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2009 and December 31, 2008, the rates, including the applicable margin, for LHL’s outstanding LIBOR borrowings were 0.93% and 2.00%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2009 were 0.35% and 0.32% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2008 were 4.50% and 1.00% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)

Mortgage debt bore interest at LIBOR plus 0.75%. The interest rate as of December 31, 2008 was 2.19%. The original maturity date was scheduled for November 2008. The Company had the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. On October 3, 2008, the Company exercised its first option to extend the loan maturity to November 2009. The Company repaid the mortgage loan on October 27, 2009 through borrowings on its senior unsecured credit facility.

(e)	The Company repaid the mortgage loans on February 2, 2009 through borrowings on its senior unsecured credit facility.
(f)	The Company repaid the mortgage loan on June 1, 2009 through borrowings on its senior unsecured credit facility.
(g)	The Company repaid the mortgage loan on February 1, 2010 through borrowings on its senior unsecured credit facility.
(h)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $342 as of December 31, 2009 and $412 as of December 31, 2008.

The mortgages contain debt service coverage tests related to the mortgaged property. If our debt service coverage ratio fails, for that specific property, to exceed a threshold level specified in a mortgage, cash flows from that hotel will automatically be directed to the lender to satisfy required payments, and to fund certain reserves required by the mortgage and to fund additional cash reserves for future required payments, including final payment, until such time as we again become compliant with the specified debt service coverage ratio or the mortgage is paid off.

Equity Issuances and Redemptions

In August 2005, the Company acquired the Westin Copley Place in Boston, Massachusetts. As part of the consideration to acquire the hotel, the Operating Partnership issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) of the Operating Partnership. The Series C Preferred Units were redeemable for 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share, of the Company on a one-for-one basis. On February 1, 2009, each of the Series C Preferred Units was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C Preferred Shares”). Prior to the exchange described below, the Series C Preferred Shares were held by SCG Hotel DLP, L.P. (“SCG”). On April 16, 2009, SCG exchanged its Series C Preferred Shares for an equal number of 7.25% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share (the “Series G Preferred Shares”), of the Company in a private transaction. Each of the issuance of the Series C Preferred Shares and the exchange of the Series C Preferred Shares for Series G Preferred Shares was exempt from registration pursuant to Section 4(2) of the Securities Exchange Act of 1933, as amended. On April 17, 2009 the Company filed a registration statement with the SEC to register the resale of the Series G Preferred Shares. On May 13, 2009, in connection with the exchange, SCG paid the Company a fee of $1.0 million, which the Company recognized as income.

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

During 2008, all 1,098,348 of the Series F Preferred Units were redeemed. Of this amount, 522,641 Series F Preferred Units with a value of $13.1 million ($25.00 per unit plus accrued distributions of less than $0.1 million) were redeemed for 568,786 common shares of beneficial interest using a 10-day average closing price. The remaining 575,707 Series F Preferred Units with a value of $14.5 million ($25.00 per unit plus accrued distributions of $0.1 million) were redeemed for cash.

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

During 2009, 69,500 units of limited partnership interest were redeemed for common shares on a one-for-one basis and 500 units of limited partnership interest were redeemed for an insignificant amount of cash.

Sources and Uses of Cash

As of December 31, 2009, the Company had $8.4 million of cash and cash equivalents and $11.8 million of restricted cash reserves, $4.8 million of which was available for future capital expenditures. Additionally, the Company had $447.9 million available under the senior unsecured credit facility and $18.7 million available under the LHL credit facility.

Net cash provided by operating activities was $112.1 million for the year ended December 31, 2009 primarily due to the operations of hotels leased by LHL, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $31.6 million for the year ended December 31, 2009 primarily due to outflows for improvements and additions at the hotels and development property and the net funding of restricted cash reserves.

Net cash used in financing activities was $90.0 million for the year ended December 31, 2009, primarily due to repayments under the credit facilities, mortgage loan repayments, payment of distributions to the common shareholders and unitholders and payment of distributions to the preferred shareholders and unitholders, partially offset by borrowings under the credit facilities and net proceeds from the common share offerings.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, property acquisitions, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities, borrowings under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 23 unencumbered properties, the sale of one or more properties and equity issuances available under the shelf registration statement. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 23 unencumbered properties, the sale of one or more properties or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 23 unencumbered properties, the sale of one or more properties, estimated cash flows from operations and the issuance of additional equity securities. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved. During the second quarter of 2009, the Company suspended development activities at the 330 N. Wabash Avenue property as a result of the current economic downturn. The Company plans to recommence such activities once economic conditions and lodging industry fundamentals demonstrate sustained improvement.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to leases and operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.

Inflation

The Company’s revenues come primarily from its pro rata share of the Operating Partnership’s cash flow from LHL hotel operating revenues, thus the Company’s revenues will vary based on changes in the underlying hotels’ revenues. Therefore, the Company relies entirely on the performance of the hotels and the lessees’ ability to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the hotel operators’ abilities to raise rates faster than inflation or even at the same rate.

The Company’s expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and LHL hotel operating expenses) are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for energy costs, liability insurance, property tax rates, employee benefits and some wages, which are expected to increase at rates higher than inflation, and except for instances in which the properties are subject to periodic real estate tax reassessments.

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2009, approximately 7.6% of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company may utilize derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. The Company did not utilize any derivative financial instruments during the years 2007 through 2009 and there were no derivatives outstanding as of December 31, 2009 or 2008.

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

	2010	2011	2012	2013	2014	Thereafter	Total
Fixed Rate Debt	$13,109	$1,826	$63,554	$63,560	$12,123	$440,875	$595,047
Weighted Average Interest	8.0%	5.9%	5.4%	5.5%	6.2%	5.6%	5.6%
Variable Rate Debt	$—	$6,259	$—	$—	$—	$42,500	$48,759
Weighted Average Interest	0.0%	0.9%	0.0%	0.0%	0.0%	0.3%	0.4%

Total	$13,109	$8,085	$63,554	$63,560	$12,123	$483,375	$643,806

The table above presents the principal amount of debt maturing each year, including annual amortization of principal, through December 31, 2014 and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2009 and does not reflect indebtedness, if any, incurred after that date. The variable rate debt of $6.3 million which matures in 2011 may be extended to 2012. The Company’s ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2009, the estimated fair value of the Company’s fixed rate mortgage debt was $563.7 million.

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of December 31, 2009, approximately $48.8 million of the Company’s aggregate indebtedness (7.6% of total indebtedness) was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.1 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $48.8 million, the balance as of December 31, 2009.

Item 8.	Consolidated Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures—The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to the members of senior management and the Board of Trustees.

Based on management’s evaluation as of December 31, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, a registered independent accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.

Changes in Internal Controls—There was no change to the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9B.	Other Information

None.

Item 10.	Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”).

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

Included herein at pages F-1 through F-39.

2.	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-40 through F-41.

Schedule III – Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Annual report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles of amendment and articles supplementary)(1)

3.2	Third Amended and Restated Bylaws of the Registrant(2)

4.1	Form of Common Share of Beneficial Interest(3)

10.1	Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 29, 1998(4)

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002(5)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of September 30, 2003(6)

10.4	Form of Third Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P.(7)

10.5	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 22, 2005(8)

10.6	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of February 8, 2006(9)

10.7	Form of Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operation Partnership, L.P.(10)

10.8	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of November 17, 2006(11)

10.9	Eighth Amendment to Amended and Restated Agreement of Limited Partnership(1)

10.10	Form of Management Agreement(3)

Exhibit Number	Description of Exhibit

10.11	Form of Lease with Affiliated Lessees(3)

10.12	Form of First Amendment to Lease with Affiliated Lessee(12)

10.13	Form of Second Amendment to Lease with Affiliate Lessee(12)

10.14	Promissory Note Secured by Leasehold Mortgage in the original principal amount of $210,000,000 made by LHO Backstreets, L.L.C. and dated as of August 30, 2005(13)

10.15	Leasehold Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) by LHO Backstreets, LLC, as Mortgagor, and Mortgage Electronic Registration Systems, Inc., as Mortgagee and dated as of August 30, 2005(13)

10.16	Loan and Trust Agreement, dated as of December 15, 1990, as amended and restated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership, and Shawmut Bank, N.A., as trustee(4)

10.17	Credit Enhancement Agreement, dated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A.(4)

10.18	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through April 21, 2005(14)*

10.19	LaSalle Hotel Properties 2009 Equity Incentive Plan(15)*

10.20	Trustee Fee Deferral Program*

10.21	Form of Time-Based Restricted Share Award Agreement(16)*

10.22	Form of Performance-Based Restricted Share Award Agreement(16)*

10.23	Amended and Restated Severance Agreement between Jon E. Bortz and LaSalle Hotel Properties effective January 1, 2009(17)*

10.24	Amended and Restated Severance Agreement between Hans S. Weger and LaSalle Hotel Properties effective October 19, 2009*

10.25	Amended and Restated Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties effective October 19, 2009*

10.26	Severance Agreement between Alfred L. Young and LaSalle Hotel Properties effective November 3, 2009.*

10.27	Offer Letter to Michael D. Barnello(18)*

10.28	Offer Letter to Alfred L. Young(19)*

10.29	Form of Indemnification Agreement(20)*

10.30	Amended and Restated Senior Unsecured Credit Agreement entered into on June 9, 2005 among Bank of Montreal, Bank of America, N.A., the other lenders named therein and LaSalle Hotel Operating Partnership, L.P.(21)

10.31	Second Amendment to Amended and Restated Senior Unsecured Credit Agreement(22)

10.32	Total Commitments Increase Agreements dated as of January 14, 2008 among LaSalle Hotel Operating Partnership, L.P. and Branch Banking & Trust Company, BMO Capital Markets Financing, Inc., Bank of Montreal, Chicago Branch, The Royal Bank of Scotland PLC, Wachovia Bank, NA, Raymond James Bank, FSB, U.S. Bank National Association and National City Bank and Bank of Montreal, Chicago Branch, as Administrative Agent(23)

Exhibit Number	Description of Exhibit

10.33	Guaranty and Contribution Agreement made as of June 9, 2005 by LaSalle Hotel Properties and certain of its subsidiaries(21)

10.34	Environmental Indemnification Agreement made as of June 9, 2005 by LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties and certain of their subsidiaries(21)

12.1	Computation of the Registrant’s Ratios of Earnings to Combined Fixed Charges and Preferred Share Dividends

21	List of Subsidiaries

23	Consent of KPMG LLP

24.1	Power of Attorney (included in Part IV of this Annual report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents management contract or compensatory plan or agreement.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2009 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2010 and incorporated herein by reference.
(3)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) filed with the SEC on April 2, 1998 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on August 14, 1998 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2002 and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Annual report on Form 10-K filed with the SEC on February 23, 2006 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2005 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2005 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2006 and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on May 12, 1999 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2005 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-125058) filed with the SEC on May 19, 2005 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-158873) filed with the SEC on April 28, 2009 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 18, 2007 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 20, 2009 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2008 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2010 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Registrant’s Current report on Form 8-K filed with the SEC on November 12, 2008 and incorporated herein by reference.
(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2005 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2007 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: February 25, 2010	BY:	/S/ JULIO E. MORALES
Julio E. Morales Chief Accounting Officer (Principal Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and trustees of LaSalle Hotel Properties, hereby severally constitute Michael D. Barnello, Hans S. Weger, Julio E. Morales and Alfred L. Young, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable LaSalle Hotel Properties to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

February 25, 2010	/s/ MICHAEL D. BARNELLO Michael D. Barnello	Trustee, President and Chief Executive Officer (Principal Executive Officer)

February 25, 2010	/s/ DARRYL HARTLEY-LEONARD Darryl Hartley-Leonard	Trustee

February 25, 2010	/s/ KELLY L. KUHN Kelly L. Kuhn	Trustee

February 25, 2010	/s/ WILLIAM S. MCCALMONT William S. McCalmont	Trustee

February 25, 2010	/s/ DONALD S. PERKINS Donald S. Perkins	Trustee

February 25, 2010	/s/ STUART L. SCOTT Stuart L. Scott	Chairman of the Board of Trustees

February 25, 2010	/s/ DONALD A. WASHBURN Donald A. Washburn	Trustee

February 25, 2010	/s/ HANS S. WEGER Hans S. Weger	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

February 25, 2010	/s/ JULIO E. MORALES Julio E. Morales	Chief Accounting Officer (Principal Accounting Officer)

February 25, 2010	/s/ ALFRED L. YOUNG Alfred L. Young	Chief Operating Officer

LASALLE HOTEL PROPERTIES

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

LaSalle Hotel Properties:

We have audited the accompanying consolidated balance sheets of LaSalle Hotel Properties (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Chicago, Illinois

February 25, 2010

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

LaSalle Hotel Properties:

We have audited LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaSalle Hotel Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LaSalle Hotel Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaSalle Hotel Properties as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Chicago, Illinois

February 25, 2010

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	December 31, 2009	December 31, 2008
Assets:
Investment in hotel properties, net (Note 4)	$1,882,502	$1,967,255
Property under development (Note 4)	64,129	66,563
Cash and cash equivalents	8,441	18,056
Restricted cash reserves (Notes 2 and 8)	11,750	9,853
Rent receivable	—	85
Hotel receivables (net of allowance for doubtful accounts of $881 and $1,340, respectively)	18,875	21,988
Deferred financing costs, net	1,677	2,672
Deferred tax asset (Note 14)	13,648	17,484
Prepaid expenses and other assets	22,541	27,514

Total assets	$2,023,563	$2,131,470

Liabilities:
Borrowings under credit facilities (Note 7)	$6,259	$234,505
Bonds payable (Note 7)	42,500	42,500
Mortgage loans (including unamortized premium of $342 and $412, respectively) (Note 7)	595,389	685,686
Accounts payable and accrued expenses	60,013	87,188
Advance deposits	10,065	12,134
Accrued interest	3,038	3,424
Distributions payable	7,325	9,121

Total liabilities	724,589	1,074,558

Redeemable noncontrolling interest in consolidated entity (Notes 2 and 3)	2,739	2,769

Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value (liquidation preference of $352,972 and $294,250, respectively), 40,000,000 shares authorized, and 14,118,888 and 11,770,000 shares issued and outstanding, respectively (Note 9)	141	118
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 63,609,154 and 41,065,487 shares issued and outstanding, respectively (Note 9)	636	411
Additional paid-in capital, net of offering costs of $54,622 and $42,679, respectively	1,469,730	1,146,581
Distributions in excess of retained earnings	(174,320)	(153,438)

Total shareholders’ equity	1,296,187	993,672

Noncontrolling Interests:
Noncontrolling interest in consolidated entity	48	64
Noncontrolling interest of common units in Operating Partnership (redemption value of zero and $774, respectively) (Notes 2 and 9)	—	668
Noncontrolling interest of preferred units in Operating Partnership (redemption value of zero and $59,787, respectively) (Notes 2 and 9)	—	59,739

Total noncontrolling interests	48	60,471

Total equity	1,296,235	1,054,143

Total liabilities and equity	$2,023,563	$2,131,470

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2009	2008	2007
Revenues:
Hotel operating revenues:
Room	$374,579	$430,148	$410,151
Food and beverage	168,835	181,221	170,696
Other operating department	47,332	51,637	48,033

Total hotel operating revenues	590,746	663,006	628,880
Participating lease revenue	—	12,799	27,193
Other income	16,253	7,572	5,637

Total revenues	606,999	683,377	661,710

Expenses:
Hotel operating expenses:
Room	91,757	100,162	90,816
Food and beverage	115,417	121,866	114,165
Other direct	22,055	23,788	21,953
Other indirect (Note 13)	161,071	178,541	172,830

Total hotel operating expenses	390,300	424,357	399,764
Depreciation and amortization	109,896	106,748	92,338
Real estate taxes, personal property taxes and insurance	32,167	34,606	32,562
Ground rent (Note 8)	5,828	7,213	6,964
General and administrative	15,239	17,549	13,574
Lease termination expense (Note 8)	—	4,296	—
Other expenses	3,449	3,504	2,966

Total operating expenses	556,879	598,273	548,168

Operating income	50,120	85,104	113,542
Interest income	63	159	1,386
Interest expense	(37,956)	(48,213)	(46,289)

Income before income tax (expense) benefit, equity in earnings of joint venture and discontinued operations	12,227	37,050	68,639
Income tax (expense) benefit (Note 14)	(4,257)	1,316	(3,075)
Equity in earnings of joint venture	—	—	27

Income from continuing operations	7,970	38,366	65,591

Discontinued operations:
Income from operations of property disposed of, including gain on disposal of assets	—	—	30,464
Income tax benefit	—	—	69

Net income from discontinued operations	—	—	30,533

Net income	7,970	38,366	96,124

Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity (Notes 2 and 3)	30	39	—
Noncontrolling interest of common units in Operating Partnership (Notes 2 and 9)	(15)	(100)	(249)
Noncontrolling interest of preferred units in Operating Partnership (Notes 2 and 9)	(367)	(5,178)	(6,120)

Net income attributable to noncontrolling interests	(352)	(5,239)	(6,369)

Net income attributable to the Company	7,618	33,127	89,755
Distributions to preferred shareholders	(26,388)	(22,497)	(24,344)
Issuance costs of redeemed preferred shares (Note 9)	—	—	(3,868)

Net (loss) income attributable to common shareholders	$(18,770)	$10,630	$61,543

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations—Continued

(Dollars in thousands, except per share data)

	For the year ended December 31,
	2009	2008	2007
Earnings per Common Share—Basic:
Net (loss) income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.34)	$0.25	$0.77
Discontinued operations	—	—	0.76

Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.34)	$0.25	$1.53

Earnings per Common Share—Diluted:
Net (loss) income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.34)	$0.25	$0.76
Discontinued operations	—	—	0.76

Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.34)	$0.25	$1.52

Weighted average number of common shares outstanding:
Basic	54,477,414	40,158,745	39,852,182
Diluted	54,554,449	40,257,970	40,045,509

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Equity

(Dollars in thousands, except per share data)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest in Consolidated Entity	Noncontrolling Interest of Common Units in Operating Partnership	Noncontrolling Interest of Preferred Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2006	$158	$401	$—	$1,219,351	$(74,844)	$1,145,066	$—	$3,686	$87,428	$91,114	$1,236,180
Issuance of shares, net of offering costs	—	—	164	(13)	—	151	—	—	—	—	151
Redemption of preferred shares	(40)	—	—	(95,889)	(3,868)	(99,797)	—	—	—	—	(99,797)
Repurchase of common shares into treasury	—	—	(1,038)	—	—	(1,038)	—	—	—	—	(1,038)
Options exercised	—	—	688	(441)	—	247	—	—	—	—	247
Deferred compensation, net	—	—	186	3,198	—	3,384	—	—	—	—	3,384
Reclassification of noncontrolling interest	—	—	—	2,986	—	2,986	—	(2,986)	—	(2,986)	—
Reclassification of retained earnings	—	—	—	(484)	484	—	—	—	—	—	—
Distributions on common shares/units ($1.95 per share/unit)	—	—	—	—	(78,274)	(78,274)	—	(202)	—	(202)	(78,476)
Distributions on preferred shares/units	—	—	—	—	(24,344)	(24,344)	—	—	(5,896)	(5,896)	(30,240)
Net income	—	—	—	—	89,755	89,755	—	249	6,120	6,369	96,124

Balance, December 31, 2007	$118	$401	$—	$1,128,708	$(91,091)	$1,038,136	$—	$747	$87,652	$88,399	$1,126,535
Issuance of shares, net of offering costs	—	—	112	40	—	152	69	—	—	69	221
Redemption of preferred units, including reversal of offering costs	—	—	—	—	—	—	—	—	(14,341)	(14,341)	(14,341)
Repurchase of common shares into treasury	—	—	(955)	—	—	(955)	—	—	—	—	(955)
Options exercised	—	—	15	212	—	227	—	—	—	—	227
Unit conversions	—	7	76	13,698	—	13,781	—	(660)	(13,121)	(13,781)	—
Deferred compensation, net	—	3	752	4,583	—	5,338	—	—	—	—	5,338
Reclassification of noncontrolling interest	—	—	—	(660)	—	(660)	—	660	—	660	—
Redeemable noncontrolling interest	—	—	—	—	39	39	—	—	—	—	39
Distributions on common shares/units ($1.80 per share/unit)	—	—	—	—	(72,977)	(72,977)	—	(179)	—	(179)	(73,156)
Distributions on preferred shares/units	—	—	—	—	(22,497)	(22,497)	(5)	—	(5,629)	(5,634)	(28,131)
Net income	—	—	—	—	33,088	33,088	—	100	5,178	5,278	38,366

Balance, December 31, 2008	$118	$411	$—	$1,146,581	$(153,438)	$993,672	$64	$668	$59,739	$60,471	$1,054,143

LASALLE HOTEL PROPERTIES

Consolidated Statements of Equity—(Continued)

(Dollars in thousands, except per share data)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest in Consolidated Entity	Noncontrolling Interest of Common Units in Operating Partnership	Noncontrolling Interest of Preferred Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Issuance of shares, net of offering costs	—	224	58	260,247	—	260,529	—	—	—	—	260,529
Repurchase of common shares into treasury	—	—	(365)	—	—	(365)	—	—	—	—	(365)
Options exercised	—	—	—	342	—	342	—	—	—	—	342
Unit conversions	23	—	—	59,134	—	59,157	—	(446)	(58,675)	(59,121)	36
Deferred compensation, net	—	1	307	3,191	—	3,499	—	—	—	—	3,499
Distributions on forfeited restricted shares	—	—	—	—	207	207	—	—	—	—	207
Reclassification of noncontrolling interest	—	—	—	235	—	235	—	(235)	—	(235)	—
Redeemable noncontrolling interest	—	—	—	—	30	30	—	—	—	—	30
Distributions on common shares/units ($0.04 per share/unit)	—	—	—	—	(2,320)	(2,320)	—	(2)	—	(2)	(2,322)
Distributions on preferred shares/units	—	—	—	—	(26,387)	(26,387)	(16)	—	(1,431)	(1,447)	(27,834)
Net income	—	—	—	—	7,588	7,588	—	15	367	382	7,970

Balance, December 31, 2009	$141	$636	$—	$1,469,730	$(174,320)	$1,296,187	$48	$—	$—	$48	$1,296,235

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$7,970	$38,366	$96,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,896	106,748	92,389
Amortization of deferred financing costs and mortgage premiums	925	1,170	990
Gain on sale of property disposed of	—	—	(30,401)
Deferred compensation	3,498	5,338	3,384
Allowance for doubtful accounts	(459)	618	9
Distributions on forfeited restricted shares	207	—	—
Other	137	—	—
Changes in assets and liabilities:
Restricted cash reserves, net	126	(1,642)	187
Rent receivable	85	2,990	(191)
Hotel receivables	3,572	3,437	(2,904)
Deferred tax asset	3,836	(2,367)	1,583
Prepaid expenses and other assets	6,877	(1,758)	859
Accounts payable and accrued expenses	(22,157)	2,080	5,810
Advance deposits	(2,069)	4,869	398
Accrued interest	(386)	(502)	(9)

Net cash provided by operating activities	112,058	159,347	168,228

Cash flows from investing activities:
Improvements and additions to properties	(29,588)	(89,280)	(134,483)
Acquisition of property	—	(51,469)	—
Purchase of office furniture and equipment	(23)	(45)	(631)
Restricted cash reserves, net	(2,023)	3,718	2,773
Proceeds from sale of hotel property	—	—	71,632

Net cash used in investing activities	(31,634)	(137,076)	(60,709)

Cash flows from financing activities:
Borrowings under credit facilities	284,039	432,490	261,370
Repayments under credit facilities	(512,285)	(268,401)	(190,954)
Repayments of mortgage loans	(90,227)	(77,040)	(4,185)
Payment of deferred financing costs	—	(579)	(1,086)
Contributions from noncontrolling interests	—	2,877	—
Purchase of treasury shares	(365)	(955)	(1,038)
Proceeds from exercise of stock options	342	227	247
Proceeds from issuance of common shares	272,361	—	—
Payment of common offering costs	(11,943)	—	—
Redemption of shares/units	(11)	(14,343)	(99,797)
Distributions-preferred shares/units	(26,770)	(28,131)	(31,870)
Distributions-common shares/units	(5,180)	(76,410)	(77,182)

Net cash used in financing activities	(90,039)	(30,265)	(144,495)

Net change in cash and cash equivalents	(9,615)	(7,994)	(36,976)
Cash and cash equivalents, beginning of year	18,056	26,050	63,026

Cash and cash equivalents, end of year	$8,441	$18,056	$26,050

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

(Dollars in thousands, expect per share data)

1.	Organization

LaSalle Hotel Properties (the “Company”) was organized as a Maryland real estate investment trust on January 15, 1998 to buy, own, redevelop and lease primarily upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-managed and self-administered real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company is generally not subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. The income of LaSalle Hotel Lessee, Inc. (“LHL”), the Company’s taxable-REIT subsidiary, is subject to taxation at normal corporate rates.

As of December 31, 2009, the Company owned interests in 31 hotels with approximately 8,500 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. All 31 of the hotels are leased to LHL, (see Notes 12 and 13) or a wholly-owned subsidiary of LHL, including one hotel which transitioned from a lease with an unaffiliated lessee to a new lease with LHL as of January 1, 2009. The LHL leases expire between 2010 and 2014. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement. Additionally, the Company owned a 95.0% joint venture interest in a property under development (see Note 3).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 100% of the common units of the Operating Partnership at December 31, 2009. During 2009, an unaffiliated limited partner redeemed 70,000 common units of limited partnership interest, leaving none held by limited partners other than directly or indirectly by the Company at December 31, 2009. On February 1, 2009, a limited partner redeemed 2,348,888 Series C Preferred Units of limited interest in the Operating Partnership for 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share. See Note 9 for additional disclosures on common and preferred operating partnership units.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt was $644,148 and $563,731, respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $962,691 and $947,155, respectively. The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

Investment in Hotel and Development Properties

Upon acquisition, the Company allocates the purchase price of asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment, assumed debt and intangible assets. The Company’s investments in hotel and development properties are carried at cost and hotel properties are depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, the shorter of the useful life of the improvement or the term of the related tenant lease for tenant improvements, 7 years for land improvements, 20 years for golf course land improvements, 20 years for swimming pool assets, and 3 to 5 years for furniture, fixtures and equipment. For investments subject to ground leases, assets are depreciated over the shorter of the useful lives of the assets or the term of the ground lease. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimate useful lives. Furniture, fixtures and equipment under capital leases are carried at the present value of the minimum lease payments.

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

The Company periodically reviews the carrying value of each hotel and development property to determine if circumstances exist indicating impairment to the carrying value of the investment in the hotel or development property or that depreciation periods should be modified. If facts or circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel or development property and determine if the investment in such hotel or development property is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment will be made to the carrying value of the hotel or development property to reflect the hotel or development property at fair value. These assessments have a direct impact on the Company’s net income. The Company does not believe that there are any facts or circumstances indicating impairment in the carrying value of any of its hotels or development property.

In accordance with GAAP guidance, the company considers a hotel or development property as held for sale when a contract for sale is entered into, a substantial nonrefundable deposit has been committed by the purchaser and sale is expected to occur within one year.

Interest, real estate taxes and insurance costs incurred during the renovation or development period are capitalized and depreciated over the lives of the renovated or developed assets. Capitalized interest for the years ended December 31, 2009, 2008, and 2007 was $703, $3,525 and $4,171, respectively.

Intangible Assets

The Company does not amortize intangible assets with indefinite useful lives. Non-amortizable intangible assets are reviewed annually for impairment and more frequently if events or circumstances indicate that the assets may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset. As of December 31, 2009 and 2008, the Company did not have any value attributed to intangible assets in the accompanying consolidated balance sheets.

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2009, approximately 7.6% of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company may utilize derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income or less each period until the instrument matures. See Note 11 for additional disclosures on derivatives. The Company did not utilize any derivative financial instruments during the years 2007 through 2009 and there were no derivatives outstanding as of December 31, 2009 or 2008.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Restricted Cash Reserves

At December 31, 2009, the Company held $11,750 in restricted cash reserves. Included in such amounts are (i) $4,800 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $5,827 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments and (iii) $1,123 held by insurance companies on our behalf to be refunded or applied to future liabilities.

Deferred Financing Costs

Financing costs related to long-term debt are recorded at cost and are amortized as interest expense over the life of the related debt instrument. Accumulated amortization at December 31, 2009 and 2008 was $2,970 and $3,267, respectively.

Revenue Recognition

For properties not leased by LHL (none as of January 1, 2009), the Company recognizes lease revenue on an accrual basis pursuant to the terms of each participating lease. Base and participating rent are each recognized based on quarterly thresholds pursuant to each participating lease (see Note 12). For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations. For retail operations, revenue is recognized on a straight line basis over the life of the retail leases. Revenue from retail operations is included in other income in the accompanying consolidated statements of operations.

For the Lansdowne Resort, the Company defers golf membership initiation fees and social membership initiation fees and recognizes revenue over the average expected life of an active membership (currently six years) on a straight-line basis. Golf membership, social membership, health club and executive club annual dues are recognized as earned throughout the membership year. As of December 31, 2009 and 2008, deferred membership revenue was $5,244 and $7,716, respectively. The Company recorded membership revenue of $2,617, $2,982 and $2,884 for the years ended December 31, 2009, 2008 and 2007, respectively.

Share-Based Compensation

From time to time, the Company awards nonvested shares under the 2009 Equity Incentive Plan (“2009 Plan”) as compensation to officers, employees and non-employee trustees. The shares issued to officers and employees vest over three to nine years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

Reclassification

Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform with 2009 presentation, including changes resulting from the adoption of new accounting pronouncements regarding noncontrolling interests in consolidated financial statements (see Note 2) and earnings per common share (see Note 15) on January 1, 2009.

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

Variable Interest Entities

In June 2009, the FASB issued a pronouncement which amends GAAP as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This pronouncement is effective for the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. Upon adoption, the Company reevaluated its interest in the 330 N. Wabash Avenue property (see Note 3), in light of the amendments described above. Based on the evaluation performed, management has concluded that there is no change from its initial assessment.

Noncontrolling Interests

The Company includes the accounts of all entities in which it holds a controlling financial interest in accordance with GAAP. A controlling financial interest is typically attributable to the entity with a majority voting interest. However, with respect to variable interest entities, controlling financial interests may be achieved through arrangements that do not involve voting interests. The controlling financial interest is held by the entity that will absorb a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

In December 2007, the FASB issued a pronouncement regarding noncontrolling interests in consolidated financial statements effective for fiscal years beginning on or after December 15, 2008. Per this pronouncement, noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under this pronouncement, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity. The Company adopted this pronouncement effective January 1, 2009. As a result, the financial statements have been revised to give effect to the adoption of this pronouncement for all periods presented.

However, per GAAP requirements, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interest outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the existing GAAP guidance to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

The consolidated results of the Company include the following ownership interests held by owners other than the Company: the common units in the Operating Partnership held by a third party (none at December 31, 2009), the preferred units in the Operating Partnership held by third parties (none at December 31, 2009), the outside preferred ownership interests in a tax-related ownership entity and the 5.0% interest of the outside partner in the Modern Magic Hotel LLC joint venture.

Regarding the common and preferred units in the Operating Partnership, the Company controlled the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement at redemption. With respect to the preferred ownership interests in a tax-related ownership entity held by third parties, such interests are not redeemable by the holders. Accordingly, the Company has determined that these interests are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations.

Regarding the 5.0% interest of the outside partner in the Modern Magic Hotel LLC joint venture, the operating agreement contains a liquidation option for the 5.0% investor which, in certain circumstances, could result in a net cash settlement outside the control of the Company. Accordingly, consistent with GAAP requirements, the Company will continue to record this noncontrolling interest outside of permanent equity in the consolidated balance sheets. Net income or loss related to this noncontrolling interest is included in net income or loss in the consolidated statements of operations. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected this interest at its carrying value as of December 31, 2009 and 2008 as the carrying cost exceeds the estimated redemption value.

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. The Company’s deferred tax asset balance consists primarily of net operating loss carryforwards (see Note 14).

Earnings per Common Share

Basic earnings per common share is based on the weighted average number of common shares of beneficial interest outstanding during the year excluding the weighted average number of unvested restricted shares. Diluted earnings per common share is based on the basic weighted average number of common shares of beneficial interest outstanding plus the effect of in-the-money stock options. Any anti-dilutive shares are excluded from the diluted earnings per share calculation.

3.	Investment in Joint Ventures

On March 18, 2008, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, acquired floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $46,000 plus acquisition costs. The joint venture has developed plans to convert the existing vacant floors to a super luxury hotel. Redevelopment activity has been temporarily suspended, but is expected to resume when economic conditions and lodging industry fundamentals demonstrate sustained improvement. As a result of the suspension of redevelopment activity, the Company has temporarily ceased the capitalization of interest, real estate taxes and insurance costs incurred by the development. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs, including capitalized interest, totaling $62,190 and $60,080 are included in property under development in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively. The 5.0% interest of the outside partner is included in redeemable noncontrolling interest in consolidated entity in the accompanying consolidated balance sheets.

On February 2, 2010, the Company’s joint venture arrangement with LaSalle Investment Management (“LIM”), entered into on April 17, 2008, was mutually dissolved. The joint venture arrangement with LIM, a leading global real estate investment manager, was to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. The two companies planned to invest up to $250,000 of equity in the joint venture. The Company, through the Operating Partnership, owned a 15.0% equity interest in the joint venture. The Company accounted for its investment in this joint venture under the equity method of accounting. As of December 31, 2009, there were no acquisitions through the joint venture.

4.	Investment in Hotel Properties

Investment in hotel properties as of December 31, 2009 and 2008 consists of the following:

	December 31, 2009	December 31, 2008
Land	$233,070	$231,409
Buildings and improvements	1,871,532	1,860,972
Furniture, fixtures and equipment	353,913	341,908

Investment in hotel properties, gross	2,458,515	2,434,289
Accumulated depreciation	(576,013)	(467,034)

Investment in hotel properties, net	$1,882,502	$1,967,255

The December 31, 2009 and 2008 balances of investment in hotel properties exclude $64,129 and $66,563, respectively, of property under development primarily at the 330 N. Wabash Avenue property.

The hotels owned as of December 31, 2009 are located in California (nine), the District of Columbia (seven), Indiana, Illinois (two), Massachusetts (three), Minnesota, New Jersey, New York, Rhode Island, Texas, Virginia (two) and Washington State (two).

5.	Notes Receivable

The Company provided working capital to LHL and the other lessees in exchange for working capital notes receivable. As of December 31, 2009 and 2008, the working capital notes receivable from third-party lessees totaled zero and $130, respectively. On January 1, 2009, the working capital note from the remaining third-party lessee was repaid in conjunction with the transition to a new lease with LHL.

6.	Discontinued Operations

Effective January 10, 2007 the Company entered into a contract to sell the LaGuardia Airport Marriott (“LaGuardia”). The asset was classified as held for sale at that time, and accordingly, depreciation was suspended. The Company sold LaGuardia on January 26, 2007 and recognized a gain of $30,401. LaGuardia’s activity, including the gain on sale, is recorded in discontinued operations in the accompanying consolidated statement of operations. The Company utilized the sale of the hotel as the disposition property in the reverse 1031 exchange established in conjunction with the Hotel Solamar acquisition in August 2006. As a result, the Company’s gain was deferred for tax purposes. LaGuardia had total revenues of $1,988 for the year ended December 31, 2007. For the year ended December 31, 2007, LaGuardia had operating income before income tax benefit of $63. Revenues and expenses of LaGuardia for the year ended December 31, 2007 have been reclassified to discontinued operations. At December 31, 2009 and 2008, the Company had no assets or liabilities related to the sale of LaGuardia and no other assets held for sale.

The Company allocates interest expense to discontinued operations for debt that is to be assumed or that is required to be repaid as a result of the disposal transaction. The Company did not allocate any interest expense to discontinued operations for the years ended December 31, 2009, 2008 or 2007.

7.	Long-Term Debt

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450,000. On January 14, 2008, the Company amended the credit facility to increase the maximum borrowing from $300,000 to $450,000. The credit facility’s maturity date is April 13, 2011 with, at the Company’s option, a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2009, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2009, 2008 and 2007, the weighted average interest rate for borrowings under the senior unsecured credit facility was 1.3%, 3.4% and 6.0%, respectively. The Company did not have any Adjusted Base Rate borrowings outstanding as of December 31, 2009. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $427, $341 and $392 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company had zero and $234,500, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility’s maturity date is April 13, 2011 with, at the LHL’s option, a one-year extension option. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2009, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. For the years ended December 31, 2009, 2008 and 2007, the weighted average interest rate for borrowings under the LHL credit facility was 1.2%, 3.9% and 6.1%, respectively. LHL did not have any Adjusted Base Rate borrowings outstanding as of December 31, 2009. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of $20, $21 and $22 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, LHL had $6,259 and $5, respectively, of outstanding borrowings under LHL credit facility.

Bonds Payable

The Company is the obligor with respect to a $37,100 tax-exempt special project revenue bond and a $5,400 taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at the Company’s option, without penalty. The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire on February 14, 2011 unless extended per the agreements. Effective February 2008, the annual letter of credit fee, which is included in interest expense, was reduced from 1.35% to 1.10%. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. If the Royal Bank of Scotland fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay off the bonds. For the years ended December 31, 2009, 2008 and 2007, the weighted average interest rate on the Massport Bonds was 0.5%, 2.5% and 3.9%, respectively. Interest expense for the years ended December 31, 2009, 2008 and 2007 was $199, $1,067 and $1,645, respectively. As of December 31, 2009 and 2008, the Company had outstanding bonds payable of $42,500.

Mortgage Loans

The Company’s mortgage loans are secured by the respective property. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.

On May 1, 2008, the Company repaid the Le Parc Suite Hotel mortgage in the amount of $14,707 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility upon maturity.

On October 1, 2008, the Company repaid the San Diego Paradise Point Resort and Spa mortgage in the amount of $58,599 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loan was due to mature in February 2009.

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

On October 27, 2009, the Company repaid the Gild Hall mortgage loan in the amount of $20,000 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loan was due to mature in November 2009.

Debt as of December 31, 2009 and 2008 consisted of the following:

Debt	Interest Rate	Maturity Date		Balance Outstanding as of
				December 31, 2009	December 31, 2008
Credit facilities
Senior unsecured credit facility	Floating (a)	April 2011	(a)	$—	$234,500
LHL unsecured credit facility	Floating (b)	April 2011	(b)	6,259	5

Total borrowings under credit facilities				6,259	234,505

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating (c)	March 2018		5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating (c)	March 2018		37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Gild Hall	Floating (d)	November 2009	(d)	—	20,000
Sheraton Bloomington Hotel Minneapolis South and Westin City Center Dallas	8.10%	July 2009	(e)	—	38,487
Hilton Alexandria Old Town	4.98%	September 2009	(f)	—	31,227
Le Montrose Suite Hotel	8.08%	July 2010	(g)	12,859	13,138
Hilton San Diego Gaslamp Quarter	5.35%	June 2012		59,600	59,600
Hotel Solamar	5.49%	December 2013		60,900	60,900
Hotel Deca	6.28%	August 2014		9,908	10,142
Westin Copley Place	5.28%	August 2015		210,000	210,000
Westin Michigan Avenue	5.75%	April 2016		140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016		101,780	101,780

Mortgage loans at stated value				595,047	685,274
Unamortized loan premium (h)				342	412

Total mortgage loans				595,389	685,686

Total debt				$644,148	$962,691

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

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2009 and December 31, 2008, the rates, including the applicable margin, for LHL’s outstanding LIBOR borrowings were 0.93% and 2.00%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2009 were 0.35% and 0.32% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2008 were 4.50% and 1.00% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)

Mortgage debt bore interest at LIBOR plus 0.75%. The interest rate as of December 31, 2008 was 2.19%. The original maturity date was scheduled for November 2008. The Company had the option to extend the maturity date for two consecutive one-year periods and a final 13-month period. On October 3, 2008, the

Company exercised its first option to extend the loan maturity to November 2009. The Company repaid the mortgage loan on October 27, 2009 through borrowings on its senior unsecured credit facility.
(e)	The Company repaid the mortgage loans on February 2, 2009 through borrowings on its senior unsecured credit facility.
(f)	The Company repaid the mortgage loan on June 1, 2009 through borrowings on its senior unsecured credit facility.
(g)	The Company repaid the mortgage loan on February 1, 2010 through borrowings on its senior unsecured credit facility.
(h)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $342 as of December 31, 2009 and $412 as of December 31, 2008.

Future scheduled debt principal payments at December 31, 2009 are as follows:

2010	$13,109
2011	8,085
2012	63,554
2013	63,560
2014	12,123
Thereafter	483,375

Total debt principal payments	643,806
Premium on mortgage loan	342

Total debt	$644,148

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

The Company is in compliance with all covenants as of December 31, 2009.

8.	Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa and Hotel Solamar, and part of the parking lot at Sheraton Bloomington Hotel Minneapolis South are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The lease on the parking lot at Sheraton Bloomington Hotel Minneapolis South expires in 2014, but the Company has an option to extend for 7 years to 2021. None of the remaining leases expire prior to 2020. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense for the years ended December 31, 2009, 2008 and 2007 was $5,828, $7,213 and $6,964, respectively. Certain ground lease payments are based on the hotel’s performance. Actual payments of ground rent may exceed the minimum required ground lease due to meeting specified thresholds. Future minimum ground lease payments (without reflecting future applicable Consumer Price Index increases) are as follows:

2010	$5,007
2011	5,014
2012	5,022
2013	5,029
2014	4,993
Thereafter	173,564

$198,629

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of December 31, 2009, $4,800 was available in restricted cash reserves for future capital expenditures.

Litigation

In connection with the 2002 termination of the Meridien Hotels Inc. (“Meridien”) affiliates at the New Orleans and Dallas hotels, the Company was engaged in litigation with Meridien and related affiliates. On September 11, 2008, the Company entered into a Settlement Agreement with Meridien that resolved and released each of the parties’ respective claims, in consideration for a one-time payment by the Company in the amount of $5,500. The Company had previously accrued $1,204 as a contingent liability, and as a result, the Company recognized an additional expense of $4,296 for the year ended December 31, 2008, which is included in lease termination expense in the accompanying consolidated statement of operations.

The nature of operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect of the liquidity, results of operations or business or financial condition of the Company.

Tax Indemnification Agreement

Pursuant to the acquisition of the Westin Copley Place, the Company entered into a Tax Reporting and Protection Agreement (the “Tax Agreement”) with Transwest Copley Square LLC (formerly SCG Copley Square LLC). Under the Tax Agreement, the Company was required, among other things, to indemnify Transwest Copley Square LLC (and its affiliates) for certain income tax liabilities that such entities would have incurred if the Westin Copley Place were transferred by the Company in a taxable transaction or if the Company failed to maintain a certain level of indebtedness with respect to the Westin Copley Place or its operations. The obligations of the Company under the Tax Agreement (i) did not apply in the case of a foreclosure of the Westin Copley Place, if certain specified requirements were met, (ii) were limited to $20,000 (although a limitation of $10,000 was applicable to certain specified transactions) and (iii) terminated on the earlier of the tenth anniversary of the Company’s acquisition of the Westin Copley Place or January 1, 2016.

On February 1, 2009, each of the 2,348,888 7.25% Series C Preferred Units, issued as part of the consideration to acquire the hotel, was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of beneficial interest to the unitholder. The issuance of the Series C Preferred Shares was effected in reliance upon an exemption from registration provided by section 4(2) under the Securities Act of 1933, as amended. As a result of the redemption of all the partnership interests issued in consideration for the hotel, the contingent obligation of the Company to reimburse the seller of the hotel up to $20,000 of taxes related to unrealized taxable gains created at the time of the Company’s acquisition of the hotel, as described in the Tax Agreement entered into by the Company, has become null and void. All of the Series C Preferred Shares were exchanged for Series G Preferred Shares on a one-for-one basis on April 16, 2009. No Series C Preferred Shares remain outstanding.

9.	Equity

Common Shares of Beneficial Interest

On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized common shares of beneficial interest from 100 million to 200 million. Accordingly, at December 31, 2009 and 2008, there were 200 million authorized common shares.

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

On January 1, 2009, the Company issued an aggregate of 20,543 common shares of beneficial interest, including 15,955 deferred shares, to the independent members of its Board of Trustees for their earned 2008 compensation pursuant to award arrangements existing on or before January 1, 2008, of which 4,588 were issued from treasury.

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

On June 15, 2009, the Company completed an underwritten public offering of 10,000,000 common shares of beneficial interest, par value $0.01 per share, of which 470 were issued from treasury. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $141,093. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

During 2009, the Company granted 213,935 restricted common shares of beneficial interest to the Company’s executives and employees, of which 35,623 were issued from treasury. The restricted shares granted vest over three years, with 162,712 starting January 1, 2010 and 51,223 starting January 1, 2011. These common shares of beneficial interest were issued under the 2009 Plan.

During 2009, the Company issued 40,000 common shares of beneficial interest related to options exercised and 69,500 common shares of beneficial interest related to the conversion of common units, of which 479 were issued from treasury.

During 2009, the Company received 33,510 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested.

During 2009, the Company received 113,346 common shares of beneficial interest related to the forfeiture of restricted shares due to employee and executive resignations and retired 105,696 forfeited restricted shares as they were issued under the 1998 Plan.

At December 31, 2009, there were no common shares of beneficial interest in treasury.

The Company paid the following dividends on common shares/units during the year ended December 31, 2009:

Dividend per Share/Unit	For the Period	Declared	Record Date	Payable Date
$0.085	Month ended 31-Dec-2008	22-Oct-2008	31-Dec-2008	15-Jan-2009
$0.010	Quarter ended 31-Mar-2009	4-Feb-2009	31-Mar-2009	15-Apr-2009
$0.010	Quarter ended 30-June-2009	15-Jun-2009	30-Jun-2009	15-Jul-2009
$0.010	Quarter ended 30-Sept-2009	15-Sep-2009	30-Sep-2009	15-Oct-2009

Treasury Shares

Treasury shares are accounted for under the cost method. During the year ended December 31, 2009, the Company received 146,856 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and forfeiture of restricted shares due to employee and executive resignations. The Company re-issued 41,160 treasury shares related to the issuance of common shares of beneficial interest to the Board of Trustees in January 2009 for earned 2008 compensation pursuant to award arrangements existing on or before January 1, 2008, the issuance of restricted common shares of beneficial interest in April 2009, the issuance of common shares of beneficial interest in the underwritten public offerings in April and June 2009 and the issuance of common shares of beneficial interest due to the redemption of common units in November 2009. In September 2009, the Company retired 105,696 forfeited restricted shares as they were issued under the 1998 Plan.

As of December 31, 2009, there were no common shares of beneficial interest in treasury.

Preferred Shares

On March 6, 2007, the Company redeemed all 3,991,900 outstanding 10.25% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) for $99,797 ($25.00 per share) plus accrued distributions through March 6, 2007 of $1,847. The fair value of the Series A Preferred Shares exceeded the carrying value of the Series A Preferred Shares by $3,868 which is included in the determination of net income available to common shareholders for the year ended December 31, 2007. The $3,868 represents the offering costs related to the Series A Preferred Shares.

On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized preferred shares of beneficial interest from 20 million to 40 million. Accordingly, at December 31, 2009 and 2008, there were 40 million authorized preferred shares.

The Series B Preferred Shares, Series C Preferred Shares (which were issued effective February 1, 2009 and exchanged for Series G Preferred Shares on April 16, 2009), Series D Preferred Shares, Series E Preferred Shares and Series G Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company currently has the option to redeem the Series B Preferred Shares. The Company may not optionally redeem the Series D Preferred Shares, Series E Preferred Shares or Series G Preferred Shares prior to August 24, 2010, February 8, 2011 and November 17, 2011, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. Accordingly, the Preferred Shares will remain outstanding indefinitely unless the Company decides to redeem them.

The following Preferred Shares were outstanding as of December 31, 2009:

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

Preferred Dividends

The Company paid the following dividends on preferred shares/units during the year ended December 31, 2009:

Share/ Unit	Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
Share	8 3/8% Series B	$0.52	31-Dec-2008	1-Jan-2009	15-Jan-2009
Unit	7 1/4% Series C	$0.45	31-Dec-2008	1-Jan-2009	15-Jan-2009
Share	7 1/2% Series D	$0.47	31-Dec-2008	1-Jan-2009	15-Jan-2009
Share	8% Series E	$0.50	31-Dec-2008	1-Jan-2009	15-Jan-2009
Share	7 1/4% Series G	$0.45	31-Dec-2008	1-Jan-2009	15-Jan-2009
Share	8 3/8% Series B	$0.52	31-Mar-2009	1-Apr-2009	15-Apr-2009
Unit	7 1/4% Series C	$0.15	31-Mar-2009(a)	N/A	15-Apr-2009
Share	7 1/4% Series C	$0.30	31-Mar-2009(b)	1-Apr-2009	15-Apr-2009
Share	7 1/2% Series D	$0.47	31-Mar-2009	1-Apr-2009	15-Apr-2009
Share	8% Series E	$0.50	31-Mar-2009	1-Apr-2009	15-Apr-2009
Share	7 1/4% Series G	$0.45	31-Mar-2009	1-Apr-2009	15-Apr-2009
Share	8 3/8% Series B	$0.52	30-Jun-2009	1-Jul-2009	15-Jul-2009
Share	7 1/2% Series D	$0.47	30-Jun-2009	1-Jul-2009	15-Jul-2009
Share	8% Series E	$0.50	30-Jun-2009	1-Jul-2009	15-Jul-2009
Share	7 1/4% Series G	$0.45	30-Jun-2009	1-Jul-2009	15-Jul-2009
Share	8 3/8% Series B	$0.52	30-Sep-2009	1-Oct-2009	15-Oct-2009
Share	7 1/2% Series D	$0.47	30-Sep-2009	1-Oct-2009	15-Oct-2009
Share	8% Series E	$0.50	30-Sep-2009	1-Oct-2009	15-Oct-2009
Share	7 1/4% Series G	$0.45	30-Sep-2009	1-Oct-2009	15-Oct-2009

(a)	Represents dividends for the period from January 1, 2009 through January 31, 2009.
(b)	Represents dividends for the period from February 1, 2009 through March 31, 2009.

Noncontrolling Interest of Common Units in Operating Partnership

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

During 2009, 69,500 common units of limited partnership interest were redeemed for common shares of beneficial interest of the Company on a one-for-one basis and 500 common units of a limited partnership interest were redeemed for $11 of cash.

As of December 31, 2009, the Operating Partnership had no common units held by a third party outstanding.

Noncontrolling Interest of Preferred Units in Operating Partnership

As previously disclosed, each of the 2,348,888 7.25% Series C Preferred Units was redeemed. As of December 31, 2009, there were no Series C Preferred Units outstanding.

All 1,098,348 Series F Preferred Units were redeemed during 2008. The Series F Preferred Units paid a cumulative, quarterly dividend at a variable rate of LIBOR plus 150 basis points. As of December 31, 2009, there were no Series F Preferred Units outstanding.

There were no Preferred Units outstanding as of December 31, 2009.

10.	Equity Incentive Plan

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

The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three to four year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulation. There were no unvested stock options outstanding as of December 31, 2009. At December 31, 2009, there were 1,550,060 common shares available for future grant under the 2009 Plan.

Service Condition Nonvested Share Awards

From time to time, the Company awards nonvested shares under the 2009 Plan to members of the Board of Trustees, executives and employees. The nonvested shares generally vest over three to nine years based on continued employment. The Company measures compensation costs for the nonvested shares based upon the fair market value of its common stock at the date of grant. Compensation costs are recognized on a straight-line basis over the vesting period and are included in general and administrative expense in the accompanying consolidated statements of operations.

A summary of the Company’s nonvested shares as of December 31, 2009 is as follows:

	Number of Shares	Weighted– Average Grant Date Fair Value
Nonvested at January 1, 2009	529,027	$33.09
Granted	213,935	13.03
Vested	(96,711)	38.83
Forfeited	(113,346)	30.71

Nonvested at December 31, 2009	532,905	$24.51

As of December 31, 2009 and 2008, there was $8,783 and $12,820, respectively, of total unrecognized compensation costs related to nonvested share awards. As of December 31, 2009 and 2008, these costs were expected to be recognized over a weighted–average period of 3.7 and 3.8 years, respectively. The total fair value of shares vested during the years ended December 31, 2009 and 2008 was $1,076 and $2,891, respectively. On September 13, 2009, 105,696 shares were forfeited with respect to an executive resignation. As a result, non-cash equity compensation related to those shares was reversed in September 2009. Dividends paid on forfeited restricted shares are reclassified from distributions in excess of retained earnings to general and administrative expense. The compensation costs (net of forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $2,926, $4,438 and $3,062 for the years ended December 31, 2009, 2008 and 2007, respectively.

Long-Term Performance-Based Share Awards

On December 17, 2007 and December 20, 2006, the Company’s Board of Trustees granted 45,376 and 31,490 performance-based awards of nonvested shares to executives, respectively. On September 13, 2009, 18,580 shares and 12,894 shares were forfeited from the 2007 and 2006 grants, respectively, with respect to an executive resignation. The actual amounts of the awards will be determined on January 1, 2011 and January 1, 2010, respectively, and will depend on the “total return” of the Company’s common shares over a three-year period beginning with the closing price of the Company’s common stock on December 31, 2007 and December 31, 2006, respectively, and ending with the closing price of the Company’s common stock on December 31, 2010 and December 31, 2009, respectively. Forty percent of the awards will be based on the Company’s “total return” compared to the total return of the companies in the NAREIT Equity Index. “Total return” is as calculated by the NAREIT Equity Index and is the increase in the market price of a company’s common shares plus dividends declared thereon and assuming such dividends are reinvested. Forty percent of the awards will be based on the Company’s total return compared to the total return of six companies in a designated peer group of the Company. The final 20% of the awards will be based on the amount of the Company’s total return compared to a Board-established total return goal. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis described immediately above and none of the performance shares are outstanding until issued in accordance with award agreements based on performance.

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

On May 31, 2008 and June 25, 2008, the Company’s Board of Trustees granted 125,000 and 87,500 performance-based awards of nonvested shares to executives, respectively. On September 13, 2009, 25,000 shares were forfeited with respect to an executive resignation. The actual amounts of the awards with respect to 37,500 shares will be determined on July 1, 2011 and will depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2008 and ending with the per-share closing price of the Company’s common shares on June 30, 2011. The actual amounts of the awards with respect to 75,000 shares will be determined on July 1, 2014 and depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2011 and ending with the per-share closing price of the Company’s common shares on June 30, 2014. The actual amounts of the award with respect to 75,000 shares will be determined on July 1, 2017 and will depend on the Company’s total return over a three-year measuring period beginning with the per-share closing price for the Company’s common shares on June 30, 2014 and ending with the per-share closing price of the Company’s common shares on June 30, 2017. The performance metrics, thresholds and target amounts are the same as described with respect to the December 2006 and December 2007 awards.

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

On April 28, 2009, the Company’s Board of Trustees granted 70,344 performance-based awards of nonvested shares to executives. The actual amounts of the awards will be determined on January 1, 2012 and will depend on the “total return” of the Company’s common shares over a three-year period beginning with the closing price of the Company’s common shares on December 31, 2008, and ending with the closing price of the Company’s common shares on December 31, 2011. The performance metrics, thresholds and target amounts are the same as described with respect to the December 2006 and December 2007 awards.

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

•	The valuation has been performed in a risk-neutral framework, so no assumption has been made with respect to an equity risk premium.

Employee Behavioral Assumptions

•	As termination of employment results in forfeiture of the award, demographic assumptions have not been used.

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
2009 Grants
Target amounts	76.20%	1.39%	N/A	N/A	$15.44	20.00%
NAREIT index	76.20%	1.39%	N/A	1.238	$16.45	40.00%
Peer companies	76.20%	1.39%	N/A	0.907	$16.25	40.00%
2008 Grants
Target amounts	30.80%	2.90%	N/A	N/A	$24.81	20.00%
NAREIT index	30.80%	2.90%	N/A	1.152	$27.61	40.00%
Peer companies	30.80%	2.90%	N/A	1.022	$28.00	40.00%
2007 Grants
Target amounts	25.80%	3.07%	N/A	N/A	$28.69	20.00%
NAREIT index	25.80%	3.07%	N/A	1.123	$35.22	40.00%
Peer companies	25.80%	3.07%	N/A	1.004	$35.39	40.00%
2006 Grants
Target amounts	24.40%	4.74%	N/A	N/A	$43.29	20.00%
NAREIT index	24.40%	4.74%	1.32%	0.947	$51.47	40.00%
Peer companies	24.40%	4.74%	1.32%	0.967	$50.82	40.00%

A summary of the Company’s long-term performance-based share awards as of December 31, 2009 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2009	139,366	$34.46
Granted(1)	70,344	16.17
Vested	—	—
Forfeited	(56,474)	34.53

Nonvested at December 31, 2009	153,236	$26.03

(1)

Amount excludes 150,000 shares that have been committed for future performance share grants. As of December 31, 2009, fair value has not been determined by a third party valuation expert. Fair value will be determined at the beginning of the performance measurement periods on July 1, 2011 and July 1, 2014.

As of December 31, 2009 and 2008, there was $2,393 and $3,570, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of December 31, 2009 and 2008, these costs were expected to be recognized over a weighted-average period of 2.9 and 2.8 years, respectively. No long-term performance-based share awards were vested as of December 31, 2009 and 2008. On September 13, 2009, 56,474 shares were forfeited with respect to an executive resignation. As a result, non-cash equity compensation related to those shares was reversed in September 2009. The compensation costs (net of forfeitures) related to long-term performance-based share awards that have been included in general and administrative expense in the accompanying consolidated statements of operations were $364, $899 and $322 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company issues common shares of beneficial interest to the independent members of the Board of Trustees for at least half of their compensation in lieu of cash. The Trustees may elect to receive the remaining half in cash or additional common shares. All or a portion of the shares issued may be deferred. The Company issued an aggregate of 36,252, 20,543 and 8,817 shares, including 28,155, 15,955 and 5,302 deferred shares, related to the Trustees’ compensation for the years 2009, 2008 and 2007, respectively.

A summary of the Company’s stock option activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009		2008		2007
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at beginning of year	62,000	$11.03	77,000	$11.83	92,000	$12.59
Options granted	—	—	—	—	—	—
Options exercised	(40,000)	8.55	(15,000)	15.13	(15,000)	16.46
Options forfeited	(1,000)	13.88	—	—	—	—

Options outstanding at end of year	21,000	$15.63	62,000	$11.03	77,000	$11.83

Weighted average remaining life	1.7 years		2.8 years		2.2 years
Range of exercise prices on outstanding options	$14.14 to $16.51		$8.55 to $16.51		$8.55 to $16.51
Options exercisable at end of year	21,000	$15.63	62,000	$11.03	77,000	$11.83
Available for future grant at year end	1,550,060		494,730		853,699
Weighted average per share fair value of options granted during the year	N/A		N/A		N/A

11.	Financial Instruments: Derivatives and Hedging

The Company may employ interest rate swaps to hedge against interest rate fluctuations. Unrealized gains and losses would be reported in other comprehensive income with no effect recognized in earnings as long as the characteristics of the swap and the hedged item are closely matched. The Company did not utilize any derivative financial instruments during the years ended December 31, 2009, 2008 and 2007, and there were no derivatives outstanding at December 31, 2009 and 2008.

12.	Participating Leases

The participating leases have non-cancelable terms of approximately five years (from commencement), subject to earlier termination upon the occurrence of certain contingencies, as defined. Each participating lease requires the applicable lessee to pay the greater of (i) base rent in a fixed amount or (ii) participating rent based on certain percentages of room revenue, food and beverage revenue, telephone revenue and other revenue at the applicable hotel. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating lease revenues from non-LHL leased properties for the years ended December 31, 2009, 2008 and 2007 were zero, $12,799 and $27,193, respectively, of which zero, $5,907 and $14,888 respectively, was in excess of base rent. The remaining non-LHL participating leases expired in 2008 and transitioned to new leases with LHL on June 1, 2008 and January 1, 2009. Accordingly, the Company will not receive lease revenue from non-LHL leased properties in future years. Rent from properties leased to LHL, a wholly-owned subsidiary, is eliminated in consolidation.

13.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, consist of the following expenses incurred by the hotels leased by LHL:

	For the year ended December 31,
	2009	2008	2007
General and administrative	$48,192	$53,734	$49,870
Sales and marketing	38,603	42,656	39,506
Repairs and maintenance	23,353	25,083	24,058
Utilities and insurance	23,453	24,709	25,188
Management and incentive fees	21,623	25,851	27,081
Franchise fees	4,171	5,041	6,042
Other expenses	1,676	1,467	1,745

Total other indirect expenses	161,071	178,541	173,490
Other indirect hotel operating expenses related to discontinued operations	—	—	(660)

Total other indirect expenses related to continuing operations	$161,071	$178,541	$172,830

As of December 31, 2009, LHL leased the following 31 hotels owned by the Company:

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

27. Hotel Solamar

28. Gild Hall

29. Hotel Amarano Burbank

30. San Diego Paradise Point Resort and Spa

31. Le Montrose Suite Hotel

For each of calendar years 2004 through 2008, the Company notified Marriott International (“Marriott”) that it was terminating the management agreement at the Seaview Resort and Spa due to Marriott’s failure to meet certain hotel operating performance thresholds as defined in the management agreement. Pursuant to the management agreement, Marriott had the right to avoid termination by making cure payments within 60 days of notification. Through May 8, 2009, Marriott made cure payments totaling $12,315 for the calendar years 2004 through 2007 to avoid termination. Marriott could have recouped these amounts in the event certain future operating performance thresholds were attained. Through May 8, 2009, Marriott had recouped a total of $2,821 for the calendar years 2004 through 2008. The Company recorded a deferred liability of $9,494 as of December 31, 2008, which was included in accounts payable and accrued expenses on the accompanying consolidated balance sheet. Marriott failed to make the required cure payment due in 2009 for the calendar year 2008, and therefore the Company recognized $9,494 as pre-tax income in other income in the accompanying consolidated statement of operations in May 2009. The management agreement with Marriott was terminated on May 8, 2009. The hotel now operates as an independent hotel, Seaview Resort; the hotel facilities are operated by Dolce Hotels and Resorts, and the golf facilities are operated by Troon Golf. The deferred liability is zero as of December 31, 2009.

The following is a reconciliation of the cure payments and deferred liability as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005:

Year Ended December 31,	Notification Date	Cure Payment			Recoup Amount	Pre-Tax Income	Deferred Liability Balance
		Performance Year	Date	Amount
2005	March 11, 2005	2004	April 28, 2005	$2,394	$(1,540)	$—	$854
2006	March 9, 2006	2005	May 2, 2006	3,715	(280)	—	$4,289
2007	February 22, 2007	2006	April 5, 2007	3,083	(1,001)	—	$6,371
2008	February 26, 2008	2007	April 10, 2008	3,123	—	—	$9,494
2009*	February 27, 2009	2008	N/A	—	—	—	$9,494
			May 9, 2009	—	—	(9,494)	$—

			As of December 31, 2009	$12,315	$(2,821)	$(9,494)

*	Period through Marriott management agreement termination date, May 8, 2009.

14.	Income Taxes

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

For federal income tax purposes, the cash distributions paid to the Company’s common shareholders of beneficial interest and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Tax law permits certain characterization of distributions which could result in differences between cash basis and tax basis distribution amounts. The following characterizes distributions paid per common share of beneficial interest and preferred share on a tax basis for the years ended December 31, 2009 (estimated), 2008 and 2007:

	2009		2008		2007
	$	%	$	%	$	%
Common shares of beneficial interest
Ordinary income	$0.1250	100.00%	$1.2239	64.93%	$1.6584	93.17%
Return of capital	—	0.00%	0.6611	35.07%	0.1216	6.83%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	—	0.00%

	$0.1250	100.00%	$1.8850	100.00%	$1.7800	100.00%

Preferred shares (Series A)
Ordinary income	—	N/A	—	N/A	$1.1033	100.00%
Capital gain	—	N/A	—	N/A	—	0.00%
Unrecaptured Section 1250 gain	—	N/A	—	N/A	—	0.00%

	$0.0000	0.00%	$0.0000	0.00%	$1.1033	100.00%

Preferred shares (Series B)
Ordinary income	$2.0938	100.00%	$2.0938	100.00%	$2.0938	100.00%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	—	0.00%

	$2.0938	100.00%	$2.0938	100.00%	$2.0938	100.00%

Preferred shares (Series C)
Ordinary income	$0.2970	100.00%	—	N/A	—	N/A
Capital gain	—	0.00%	—	N/A	—	N/A
Unrecaptured Section 1250 gain	—	0.00%	—	N/A	—	N/A

	$0.2970	100.00%	$0.0000	0.00%	$0.0000	0.00%

Preferred shares (Series D)
Ordinary income	$1.8750	100.00%	$1.8750	100.00%	$1.8750	100.00%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	—	0.00%

	$1.8750	100.00%	$1.8750	100.00%	$1.8750	100.00%

Preferred shares (Series E)
Ordinary income	$2.0000	100.00%	$2.0000	100.00%	$2.0000	100.00%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	—	0.00%

	$2.0000	100.00%	$2.0000	100.00%	$2.0000	100.00%

Preferred shares (Series G)
Ordinary income	$1.8125	100.00%	$1.8125	100.00%	$1.5809	100.00%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	—	0.00%

	$1.8125	100.00%	$1.8125	100.00%	$1.5809	100.00%

For the year ended December 31, 2009, income tax expense of $4,257 was comprised of a current federal, state and local tax expense of $421 and a deferred federal, state and local tax expense of $3,836 on LHL’s net income of $8,634 before income tax expense.

The components of the LHL income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 were as follows:

	For the year ended December 31,
	2009	2008	2007
Federal
Current	$152	$18	$61
Deferred	2,902	(1,410)	1,565
State & local
Current	115	221	330
Deferred	934	(958)	137

Income tax expense (benefit)	$4,103	$(2,129)	$2,093

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income for the years ended December 31, 2009, 2008 and 2007 as a result of the following differences:

	For the year ended December 31,
	2009	2008	2007
“Expected” federal tax expense (benefit) at statutory rate	$2,936	$(1,700)	$1,568
State income tax expense (benefit), net of federal income tax effect	550	(311)	243
Other, net	617	(118)	282

Income tax expense (benefit)	$4,103	$(2,129)	$2,093

The components of LHL’s deferred tax asset as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
LHL net operating losses	$12,322	$15,859
Bad debts	329	510
Golf memberships	385	474
Tax credit carryforwards	404	251
Other, net	208	390

Total deferred tax assets	$13,648	$17,484

The Company has estimated LHL’s income tax expense using a combined federal and state statutory tax rate of 40.4%. As of December 31, 2009, the Company had a deferred tax asset of $13,648 primarily due to past years’ tax net operating losses. These loss carryforwards will expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. Reversal of the deferred tax asset in the subsequent years cannot be reasonably estimated.

Regarding accounting for uncertainty in income taxes, GAAP guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement to determine the amount of benefit to recognize in the financial statements. This pronouncement applies to all positions related to income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2009	2008	2007
Balance at beginning of year	$799	$—	$—
Additions based on tax positions related to the current year	—	799	—
Additions for tax positions of prior years	93	—	—

Balance at end of year	$892	$799	$—

All of such amount, if recognized, would impact our reconciliation between the income tax expense (benefit) calculated at the statutory federal income tax rate of 34% and the actual income tax expense (benefit) recorded each year.

It is reasonably possible that the total amount of unrecognized tax benefits will decrease up to $892 within 12 months of the reporting date due to settlement opportunities with the applicable taxing authorities. As of December 31, 2009, the tax years that remain subject to examination by major tax jurisdictions generally include 2005 through 2009.

The Company recognizes penalties and interest related to unrecognized tax benefits in income tax expense (benefit). During the year ended December 31, 2009, the Company recognized $57 in penalties and interest. The Company had $57 for the payment of penalties and interest accrued at December 31, 2009.

15.	Earnings per Common Share

The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. A new accounting pronouncement states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s adoption of the new pronouncement on January 1, 2009 has resulted in the exclusion of distributed and undistributed earnings attributable to unvested restricted shares (participating securities), as applicable, from net income or loss attributable to common shareholders utilized in the basic and diluted earnings per share calculations. As a result, the financial statements have been revised to give effect to the adoption of this pronouncement for all periods presented. Net income or loss figures, including amounts from discontinued operations, are presented net of noncontrolling interests in the earnings per share calculations.

The computation of basic and diluted earnings per common share is as follows:

	For the year ended December 31,
	2009	2008	2007
Numerator:
Net (loss) income attributable to common shareholders before discontinued operations	$(18,770)	$10,630	$31,011
Discontinued operations	—	—	30,532

Net (loss) income attributable to common shareholders	(18,770)	10,630	61,543
Dividends paid on unvested restricted shares	(20)	(668)	(479)
Undistributed earnings attributable to unvested restricted shares	—	—	—

Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(18,790)	$9,962	$61,064

Denominator:
Weighted average number of common shares—basic	54,477,414	40,158,745	39,852,182
Effect of dilutive securities:
Stock options and compensation-related shares	77,035	99,225	193,327

Weighted average number of common shares—diluted	54,554,449	40,257,970	40,045,509

Basic Earnings per Common Share:
Net (loss) income attributable to common shareholders per weighted average common share before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.34)	$0.25	$0.77
Discontinued operations	—	—	0.76

Net (loss) income attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.34)	$0.25	$1.53

Diluted Earnings per Common Share:
Net (loss) income attributable to common shareholders per weighted average common share before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.34)	$0.25	$0.76
Discontinued operations	—	—	0.76

Net (loss) income attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.34)	$0.25	$1.52

16.	Comprehensive Income

For the years ended December 31, 2009, 2008 and 2007, comprehensive income was $7,618, $33,127 and $89,755, respectively. As of December 31, 2009 and 2008, the Company’s accumulated other comprehensive income was zero.

17.	Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2009	2008	2007
Interest paid, net of capitalized interest	$37,347	$47,367	$44,920

Interest capitalized	703	3,525	4,171

Income taxes paid, net of refunds	473	1,053	1,163

Distributions payable on common shares	636	3,497	6,842

Distributions payable on preferred shares	6,689	5,624	5,624

Redemption of preferred shares/units and common units for common shares	59,121	13,781	—

Accrued capital expenditures	46	4,849	6,019

(Forfeiture) issuance of restricted shares to employees and executives, net	(1,505)	11,568	2,621

Issuance of common shares for board of trustees compensation	110	152	165

Repurchase of common shares into treasury	(365)	(955)	(1,038)

In conjunction with the sale of hotel property, the Company disposed of the following assets and liabilities:
Proceeds on sale, net of closing costs	$—	$—	$(67,192)
Other assets	—	—	(5,642)
Liabilities	—	—	1,202

Sale of hotel property	$—	$—	$(71,632)

In conjunction with the property acquisition, the Company assumed assets and liabilities and issued units as follows:
Real estate assets	$—	$52,910	$—
Liabilities	$—	(1,441)	—

Acquisition of property	$—	$51,469	$—

18.	Subsequent Events

Subsequent events have been evaluated through February 25, 2010, the date the financial statements were issued.

On January 1, 2010, the Company issued an aggregate of 36,252 common shares of beneficial interest, including 28,155 deferred shares to the independent members of its Board of Trustees for their 2009 compensation. These common shares were issued under the 2009 Plan.

On January 1, 2010, the Company received 24,563 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company re-issued 8,097 of these treasury shares related to the 2009 compensation for the Board of Trustees.

On January 27, 2010, the Board of Trustees approved long-term equity incentive awards to Michael D. Barnello, the Company’s President and Chief Executive Officer, and Hans S. Weger, the Company’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary. The approved awards include 28,477 time-based restricted shares to Mr. Barnello, 20,171 time-based restricted shares to Mr. Weger, and performance-based awards to Mr. Barnello in a target amount of 28,477 shares and to Mr. Weger in a target amount of 20,171 shares.

On February 1, 2010, the Company repaid the Le Montrose Suite Hotel mortgage loan in the amount of $12,836 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loan was due to mature in July 2010.

On February 2, 2010, the Company and LIM mutually agreed to dissolve their joint venture arrangement. The joint venture was formed to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S.

The Company paid the following common and preferred dividends subsequent to December 31, 2009:

Security Type	Dividend per Share	For the Quarter Ended	Declared	Record Date	Payable Date
Common Shares	$0.01	31-Dec-2009	15-Dec-2009	31-Dec-2009	15-Jan-2010
8 3/8% Series B Preferred Shares	$0.52	31-Dec-2009	N/A	1-Jan-2010	15-Jan-2010
7 1/2% Series D Preferred Shares	$0.47	31-Dec-2009	N/A	1-Jan-2010	15-Jan-2010
8% Series E Preferred Shares	$0.50	31-Dec-2009	N/A	1-Jan-2010	15-Jan-2010
7 1/4% Series G Preferred Shares	$0.45	31-Dec-2009	N/A	1-Jan-2010	15-Jan-2010

19.	Quarterly Operating Results (Unaudited)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2009 and 2008 (in thousands, except per share data) follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$127,914	$174,449	$162,721	$141,978
Total expenses	140,110	159,539	152,591	146,852

Net (loss) income	(12,196)	14,910	10,130	(4,874)
Net (income) loss attributable to noncontrolling interests	(350)	(13)	(11)	22
Distributions to preferred shareholders	(6,322)	(6,689)	(6,688)	(6,689)

Net (loss) income attributable to common shareholders	$(18,868)	$8,208	$3,431	$(11,541)

Earnings per common share—basic:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.46)	$0.16	$0.05	$(0.18)

Earnings per common share—diluted:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.46)	$0.16	$0.05	$(0.18)

Weighted average number of common shares outstanding:
Basic	40,602,995	50,920,244	63,002,718	63,043,417
Diluted	40,671,132	50,999,598	63,078,201	63,116,118

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$129,652	$201,067	$195,626	$157,191
Total expenses	137,465	173,484	176,159	158,062

Net (loss) income	(7,813)	27,583	19,467	(871)
Net income attributable to noncontrolling interests	(1,393)	(1,414)	(1,309)	(1,123)
Distributions to preferred shareholders	(5,624)	(5,624)	(5,625)	(5,624)

Net (loss) income attributable to common shareholders	$(14,830)	$20,545	$12,533	$(7,618)

Earnings per common share—basic:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.37)	$0.51	$0.30	$(0.19)

Earnings per common share—diluted:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.37)	$0.51	$0.30	$(0.19)

Weighted average number of common shares outstanding:
Basic	39,919,144	39,919,144	40,264,498	40,526,984
Diluted	40,074,146	40,036,486	40,350,444	40,589,103

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2009

(Dollars in thousands)

		Encum- branches	Initial Cost			Cost Capitalized Subsequent to Acquisition(2)			Gross Amounts at Which Carried at Close of Period							Life on Which Depreciation in Income Statement is Computed

			Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Accumu- lated Depre- ciation	Net Book Value	Date of Original Construc- tion	Date of Acqui- sition
1.	Sheraton Bloomington Hotel Minneapolis South	$—	$8,172	$11,258	$13,811	$—	$7,775	$10,728	$8,172	$19,033	$24,539	$28,050	$23,694	1969	12/01/95	3-40 years
2.	Westin City Center Dallas	—	2,452	20,847	2,166	—	5,677	10,678	2,452	26,524	12,844	20,622	21,198	1980	04/29/98	3-40 years
3.	Seaview Resort and Spa	—	7,415	40,337	2,339	195	11,050	16,598	7,610	51,387	18,937	34,286	43,648	1912	04/29/98	3-40 years
4.	Le Montrose Suite Hotel	12,859	5,004	19,752	2,951	—	4,490	6,361	5,004	24,242	9,312	16,943	21,615	1976	04/29/98	3-40 years
5.	San Diego Paradise Point Resort	—	—	69,639	3,665	80	31,073	19,778	80	100,712	23,443	52,932	71,303	1962	06/01/98	3-40 years
6.	Harborside Hyatt Conference Center & Hotel	42,500	—	66,159	5,246	—	4,326	5,030	—	70,485	10,276	33,495	47,266	1993	06/24/98	3-40 years
7.	Hotel Viking	—	2,421	24,375	353	78	16,933	8,587	2,499	41,308	8,940	20,126	32,621	1850	06/02/99	3-40 years
8.	Topaz Hotel	—	2,137	8,549	—	12	4,006	3,841	2,149	12,555	3,841	6,561	11,984	1963	03/08/01	3-40 years
9.	Hotel Madera	—	1,682	6,726	—	15	5,071	3,419	1,697	11,797	3,419	5,983	10,930	1963	03/08/01	3-40 years
10.	Hotel Rouge	—	2,162	8,647	—	17	5,017	4,369	2,179	13,664	4,369	7,476	12,736	1963	03/08/01	3-40 years
11.	Hotel Helix	—	2,636	10,546	—	14	8,845	6,803	2,650	19,391	6,803	10,408	18,436	1962	03/08/01	3-40 years
12.	The Liaison Capitol Hill	—	8,353	33,412	2,742	19	13,862	11,424	8,372	47,274	14,166	21,612	48,200	1968	06/01/01	3-40 years
13.	Lansdowne Resort	—	27,421	74,835	3,114	32,956	26,732	15,427	60,377	101,567	18,541	39,737	140,748	1991	06/17/03	3-40 years
14.	Hotel George	—	1,743	22,221	531	—	207	2,344	1,743	22,428	2,875	6,956	20,090	1928	09/18/03	3-40 years
15.	Indianapolis Marriott Downtown	101,780	—	96,173	9,879	—	1,839	9,041	—	98,012	18,920	33,215	83,717	2001	02/10/04	3-40 years
16.	Hilton Alexandria Old Town	—	11,079	45,539	2,597	—	1,782	4,969	11,079	47,321	7,566	14,501	51,465	2000	05/28/04	3-40 years
17.	Chaminade Resort and Conference Center	—	5,240	13,111	299	24	8,719	7,082	5,264	21,830	7,381	7,703	26,772	1985	11/18/04	3-40 years
18.	Hilton San Diego Gaslamp Quarter	59,600	5,008	77,892	2,250	—	820	3,214	5,008	78,712	5,464	13,893	75,291	2000	01/06/05	3-40 years
19.	The Grafton on Sunset	—	1,882	23,226	431	11	955	1,385	1,893	24,181	1,816	4,288	23,602	1954	01/10/05	3-40 years
20.	Onyx Hotel	—	6,963	21,262	445	—	138	438	6,963	21,400	883	3,089	26,157	2004	05/18/05	3-40 years
21.	Westin Copley Place	210,000	—	295,809	28,223	—	10,410	10,137	—	306,219	38,360	62,319	282,260	1983	08/31/05	3-40 years
22.	Hotel Deca(1)	9,908	4,938	21,720	577	—	420	2,636	4,938	22,140	3,213	4,271	26,020	1931	12/08/05	3-40 years
23.	The Hilton San Diego Resort and Spa	—	—	85,572	4,800	73	15,082	12,286	73	100,654	17,086	21,207	96,606	1962	12/15/05	3 - 40 years
24.	Donovan House	—	11,384	34,573		—	36,445	9,778	11,384	71,018	9,778	9,079	83,101	1972	12/16/05	3 - 40 years
25.	Le Parc Suite Hotel	—	13,971	31,742	2,741	3	1,031	1,871	13,974	32,773	4,612	6,269	45,090	1970	01/27/06	3 - 40 years
26.	Westin Michigan Avenue	140,000	38,158	154,181	24,112	17	9,456	10,829	38,175	163,637	34,941	39,355	197,398	1963/1972	03/01/06	3 - 40 years
27.	Hotel Sax Chicago	—	9,403	104,148	889	155	21,614	13,292	9,558	125,762	14,181	20,556	128,945	1998	03/01/06	3 - 40 years
28.	Alexis Hotel	—	6,581	31,062	578	13	7,785	5,525	6,594	38,847	6,103	6,881	44,663	1901/1982	06/15/06	3 - 40 years
29.	Hotel Solamar	60,900	—	79,111	7,890	—	189	727	—	79,300	8,617	12,445	75,472	2005	08/01/06	3 - 40 years
30.	Gild Hall	—	6,732	45,016	984	2	2,986	9,004	6,734	48,002	9,988	8,025	56,699	1999	11/17/06	3 - 40 years
31.	Amarano Burbank	—	5,982	29,292	1,253	467	65	1,446	6,449	29,357	2,699	3,730	34,775	2002	12/19/06	3 - 40 years

Total		$637,547	$198,919	$1,606,732	$124,866	$34,151	$264,800	$229,047	$233,070	$1,871,532	$353,913	$576,013	$1,882,502

(1)	Encumbrance on the Hotel Deca is presented at face value which excludes loan premium of $342 at December 31, 2009.
(2)

Costs of disposals and reclassifications to property under development are reflected as reductions to cost capitalized subsequent to acquisition. Reclassifications from property under development are reflected as increases to cost capitalized subsequent to acquisition.

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation—Continued

As of December 31, 2009

Reconciliation of Real Estate and Accumulated Depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2006	$2,228,787
Improvements and additions to hotel properties	105,967
Reclassification to property under development	(27,349)
Disposal of hotel	(56,040)
Disposal of assets	(8,024)

Balance at December 31, 2007	$2,243,341
Improvements and additions to hotel properties	80,756
Reclassification from property under development	110,192

Balance at December 31, 2008	$2,434,289
Improvements and additions to hotel properties	18,617
Reclassification from property under development	5,941
Disposal of assets	(332)

Balance at December 31, 2009	$2,458,515

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2006	$296,646
Depreciation	91,673
Reclassification to property under development	(7,992)
Disposal of hotel	(19,264)
Disposal of assets	(3,145)

Balance at December 31, 2007	$357,918
Depreciation	105,746
Reclassification from property under development	3,370

Balance at December 31, 2008	$467,034
Depreciation	109,174
Disposal of assets	(195)

Balance at December 31, 2009	$576,013