Form 10-Q
period 2010-03-31
LaSalle Hotel Properties
filed 2010-04-21
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 21, 2010
Common Shares of Beneficial Interest ($0.01 par value)	69,804,099
8 3/8 % Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000
7 1/2 % Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4 % Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	6,348,888

PART I. Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets:
Investment in hotel properties, net	$1,953,699	$1,882,502
Property under development	62,619	64,129
Cash and cash equivalents	7,020	8,441
Restricted cash reserves (Note 5)	11,874	11,750
Hotel receivables (net of allowance for doubtful accounts of $893 and $881, respectively)	26,176	18,875
Deferred financing costs, net	1,439	1,677
Deferred tax asset	16,059	13,648
Prepaid expenses and other assets	22,070	22,541

Total assets	$2,100,956	$2,023,563

Liabilities:
Borrowings under credit facilities (Note 4)	$10,972	$6,259
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $326 and $342, respectively) (Note 4)	582,451	595,389
Accounts payable and accrued expenses	60,181	60,013
Advance deposits	12,745	10,065
Accrued interest	2,811	3,038
Distributions payable	7,387	7,325

Total liabilities	719,047	724,589

Redeemable noncontrolling interest in consolidated entity (Note 3)	2,603	2,739

Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value (liquidation preference of $352,972), 40,000,000 shares authorized; 14,118,888 shares issued and outstanding (Note 6)	141	141
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 69,804,099 and 63,609,154 shares issued and outstanding, respectively (Note 6)	698	636
Additional paid-in capital, net of offering costs of $59,349 and $54,622, respectively	1,579,321	1,469,730
Distributions in excess of retained earnings	(200,902)	(174,320)

Total shareholders’ equity	1,379,258	1,296,187

Noncontrolling Interest:
Noncontrolling interest in consolidated entity	48	48

Total equity	1,379,306	1,296,235

Total liabilities and equity	$2,100,956	$2,023,563

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(in thousands, except share data)

(unaudited)

	For the three months ended March 31,
	2010	2009
Revenues:
Hotel operating revenues:
Room	$73,985	$79,955
Food and beverage	35,034	36,414
Other operating department	9,240	10,075

Total hotel operating revenues	118,259	126,444
Other income	1,719	1,456

Total revenues	119,978	127,900

Expenses:
Hotel operating expenses:
Room	20,856	21,172
Food and beverage	26,087	26,464
Other direct	4,602	4,739
Other indirect	37,209	39,171

Total hotel operating expenses	88,754	91,546
Depreciation and amortization	27,388	27,559
Real estate taxes, personal property taxes and insurance	8,781	8,760
Ground rent (Note 5)	1,433	1,497
General and administrative	3,671	4,221
Acquisition transaction costs	1,455	—
Other expenses	1,125	614

Total operating expenses	132,607	134,197

Operating loss	(12,629)	(6,297)
Interest income	33	14
Interest expense	(8,776)	(9,860)

Loss before income tax benefit	(21,372)	(16,143)
Income tax benefit (Note 9)	2,195	3,941

Net loss	(19,177)	(12,202)

Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity (Note 3)	28	6
Noncontrolling interest of common units in Operating Partnership (Notes 1 and 6)	—	17
Noncontrolling interest of preferred units in Operating Partnership (Notes 1 and 6)	—	(367)

Net loss (income) attributable to noncontrolling interests	28	(344)

Net loss attributable to the Company	(19,149)	(12,546)
Distributions to preferred shareholders	(6,689)	(6,322)

Net loss attributable to common shareholders	$(25,838)	$(18,868)

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(in thousands, except share data)

(unaudited)

	For the three months ended March 31,
	2010	2009
Earnings per Common Share - Basic:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.40)	$(0.46)

Earnings per Common Share - Diluted:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.40)	$(0.46)

Weighted average number of common shares outstanding:
Basic	64,981,780	40,602,995
Diluted	64,981,780	40,602,995

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Equity

(in thousands, except per share/unit data)

(unaudited)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest in Consolidated Entity	Noncontrolling Interest of Common Units in Operating Partnership	Noncontrolling Interest of Preferred Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$118	$411	$—	$1,146,581	$(153,438)	$993,672	$64	$668	$59,739	$60,471	$1,054,143
Issuance of shares, net of offering costs	—	—	51	35	—	86	—	—	—	—	86
Repurchase of common shares into treasury	—	—	(365)	—	—	(365)	—	—	—	—	(365)
Unit conversions	23	—	—	58,699	—	58,722	—	—	(58,675)	(58,675)	47
Deferred compensation, net	—	—	(284)	1,744	—	1,460	—	—	—	—	1,460
Reclassification of noncontrolling interest	—	—	—	(1)	—	(1)	—	1	—	1	—
Redeemable noncontrolling interest	—	—	—	—	6	6	—	—	—	—	6
Distributions on common shares/units ($0.01 per share/unit)	—	—	—	—	(411)	(411)	—	(1)	—	(1)	(412)
Distributions on preferred shares/units	—	—	—	—	(6,322)	(6,322)	—	—	(1,064)	(1,064)	(7,386)
Net (loss) income	—	—	—	—	(12,552)	(12,552)	—	(17)	367	350	(12,202)

Balance, March 31, 2009	$141	$411	$(598)	$1,207,058	$(172,717)	$1,034,295	$64	$651	$367	$1,082	$1,035,377

Balance, December 31, 2009	$141	$636	$—	$1,469,730	$(174,320)	$1,296,187	$48	$—	$—	$48	$1,296,235
Issuance of shares, net of offering costs	—	62	444	108,698	—	109,204	—	—	—	—	109,204
Repurchase of common shares into treasury	—	—	(566)	—	—	(566)	—	—	—	—	(566)
Options exercised	—	—	—	14	—	14	—	—	—	—	14
Deferred compensation, net	—	—	122	879	—	1,001	—	—	—	—	1,001
Redeemable noncontrolling interest	—	—	—	—	28	28	—	—	—	—	28
Distributions on issued long-term performance-based share awards	—	—	—	—	(45)	(45)	—	—	—	—	(45)
Distributions on common shares ($0.01 per share)	—	—	—	—	(699)	(699)	—	—	—	—	(699)
Distributions on preferred shares	—	—	—	—	(6,689)	(6,689)	—	—	—	—	(6,689)
Net loss	—	—	—	—	(19,177)	(19,177)	—	—	—	—	(19,177)

Balance, March 31, 2010	$141	$698	$—	$1,579,321	$(200,902)	$1,379,258	$48	$—	$—	$48	$1,379,306

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31
	2010	2009
Cash flows from operating activities:
Net loss	$(19,177)	$(12,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,388	27,559
Amortization of deferred financing costs and mortgage premium	222	267
Deferred compensation	1,001	1,460
Allowance for doubtful accounts	12	(68)
Other	44	—
Changes in assets and liabilities:
Restricted cash reserves, net	2,008	2,340
Rent receivable	—	85
Hotel receivables	(6,601)	(2,944)
Deferred tax asset	(2,411)	(4,065)
Prepaid expenses and other assets	(523)	(1,390)
Accounts payable and accrued expenses	(1,925)	(4,589)
Advance deposits	2,297	823
Accrued interest	(227)	(289)

Net cash provided by operating activities	2,108	6,987

Cash flows from investing activities:
Improvements and additions to properties	(2,246)	(11,768)
Acquisition of property	(94,156)	—
Purchase of office furniture and equipment	(12)	—
Restricted cash reserves, net	(724)	416
Property insurance proceeds	579	—

Net cash used in investing activities	(96,559)	(11,352)

Cash flows from financing activities:
Borrowings under credit facilities	149,837	106,968
Repayments under credit facilities	(145,124)	(64,316)
Repayments of mortgage loans	(12,922)	(38,832)
Return of contributions to redeemable noncontrolling interest	(108)	—
Purchase of treasury shares	(566)	(365)
Proceeds from exercise of stock options	14	—
Proceeds from issuance of common shares	113,822	—
Payment of common offering costs	(4,553)	—
Distributions on issued long-term performance-based share awards	(45)	—
Distributions on preferred shares/units	(6,689)	(6,688)
Distributions on common shares/units	(636)	(3,497)

Net cash provided by (used in) financing activities	93,030	(6,730)

Net change in cash and cash equivalents	(1,421)	(11,095)
Cash and cash equivalents, beginning of period	8,441	18,056

Cash and cash equivalents, end of period	$7,020	$6,961

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

(in thousands, except share/unit data)

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

As of March 31, 2010, the Company owned interests in 32 hotels with over 8,700 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased to LHL (see Note 8) or a wholly-owned subsidiary of LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between 2012 and 2014. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement. Additionally, the Company owns a 95.0% joint venture interest in Modern Magic Hotel LLC (see Note 3).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, all of the common units of the Operating Partnership at March 31, 2010. See Note 6 for additional disclosures on common and preferred Operating Partnership units.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Share-Based Compensation

From time to time, the Company awards nonvested shares under the 2009 Equity Incentive Plan (“2009 Plan”) as compensation to officers, employees, and non-employee trustees (see Note 7). The shares issued to officers and employees vest over three to nine years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

Recently Issued Accounting Pronouncements

Variable Interest Entities

In June 2009, the FASB issued a pronouncement which amends GAAP as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This pronouncement is effective for the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. Upon adoption, the Company reevaluated its interest in the Modern Magic Hotel LLC joint venture (see Note 3), in light of the amendments described above. Based on the evaluation performed, management has concluded that there is no change from its initial assessment and continues to consolidate the entity.

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

Per GAAP guidance, noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under this guidance, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

However, per GAAP requirements, the Company’s securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the Company, must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered existing GAAP guidance to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

The consolidated results of the Company include the following ownership interests held by owners other than the Company: the common units in the Operating Partnership held by a third party (none at March 31, 2010), the preferred units in the Operating Partnership held by third parties (none at March 31, 2010), the outside preferred ownership interests in a tax-related ownership entity and the 5.0% interest of the outside partner in the Modern Magic Hotel LLC joint venture.

Regarding the common and preferred units in the Operating Partnership (none at March 31, 2010), the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement at redemption. With respect to the preferred ownership interests in a tax-related ownership entity held by third parties, such interests are not redeemable by the holders. Accordingly, the Company has determined that these interests are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations.

Regarding the 5.0% interest of the outside partner in the Modern Magic Hotel LLC joint venture, the operating agreement contains a liquidation option for the 5.0% investor which, in certain circumstances, could result in a net cash settlement outside the control of the Company. Accordingly, consistent with GAAP requirements, the Company will continue to record this noncontrolling interest outside of permanent equity in the consolidated balance sheets. Net income or loss is allocated to this noncontrolling interest in the consolidated statements of operations. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected this interest at its carrying value as of March 31, 2010 and December 31, 2009 as the carrying cost exceeded the estimated redemption value.

3.	Investment in Properties

The Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, owns floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL. The joint venture has developed plans to convert the existing vacant floors to a hotel. Redevelopment activity has been temporarily suspended, but is expected to resume when economic conditions and lodging industry fundamentals demonstrate sustained improvement. As a result of the suspension of redevelopment activity, the Company has temporarily ceased the capitalization of interest, real estate taxes and insurance costs incurred by the development. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs, including previously capitalized interest, totaling $62,348 and $62,190 are included in property under development in the accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively. The 5.0% interest of the outside partner is included in redeemable noncontrolling interest in consolidated entity in the accompanying consolidated balance sheets.

On February 2, 2010, the Company’s joint venture arrangement with LaSalle Investment Management (“LIM”), entered into on April 17, 2008, was mutually dissolved. The joint venture arrangement with LIM, a leading global real estate investment manager, was to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. Through the February 2, 2010 dissolution date, there were no acquisitions through the joint venture.

On March 1, 2010, the Company acquired a 100% interest in the Sofitel Washington, DC Lafayette Square, a 237-room, upscale, full-service hotel located in Washington, DC, for $95,000. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL and Sofitel (Accor SA) continues to manage the property. In connection with this acquisition, the Company incurred acquisition transaction costs of $1,455 that were expensed as incurred in accordance with GAAP during the three months ended March 31, 2010, which expenses are included in the accompanying consolidated statement of operations.

4.	Long-Term Debt

On February 1, 2010, the Company repaid without fee or penalty the Le Montrose Suite Hotel mortgage loan in the amount of $12,836 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loan was due to mature in July 2010.

Debt as of March 31, 2010 and December 31, 2009 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2010	December 31, 2009
Credit facilities
Senior unsecured credit facility	Floating (a)	April 2011 (a)	$—	$—
LHL unsecured credit facility	Floating (b)	April 2011 (b)	10,972	6,259

Total borrowings under credit facilities			10,972	6,259

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Le Montrose Suite Hotel	8.08%	July 2010 (d)	—	12,859
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	5.64%	August 2014	9,845	9,908
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans at stated value			582,125	595,047
Unamortized loan premium (e)			326	342

Total mortgage loans			582,451	595,389

Total debt			$635,923	$644,148

(a)

Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding as of March 31, 2010 or December 31, 2009. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2010 and December 31, 2009, the rates, including the applicable margin, for LHL’s outstanding LIBOR borrowings were 0.95% and 0.93%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2010 were 0.25% and 0.36% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2009 were 0.35% and 0.32% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)	The Company repaid the mortgage loan on February 1, 2010 through borrowings on its senior unsecured credit facility.

(e)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $326 as of March 31, 2010 and $342 as of December 31, 2009.

The Company incurred interest expense of $8,776 and $9,860 for the three months ended March 31, 2010 and 2009, respectively. Included in interest expense is the amortization of deferred financing costs of $238 and $282 for the three months ended March 31, 2010 and 2009, respectively. Interest was capitalized in the amounts of $3 and $649 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450,000. The credit facility’s maturity date is April 13, 2011 with, at the Company’s option, a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2010, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the senior unsecured credit facility was 0.9% and 1.3% for the three months ended March 31, 2010 and 2009, respectively. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $136 and $59 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, the Company had no outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility’s maturity date is April 13, 2011 with, at LHL’s option, a one-year extension option. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2010, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 0.9% and 1.3% for the three months ended March 31, 2010 and 2009, respectively. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of $4 and $3 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, LHL had $10,972 and $6,259, respectively, of outstanding borrowings under the LHL credit facility.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of March 31, 2010, the carrying value and estimated fair value of the Company’s debt were $635,923 and $567,303, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt were $644,148 and $563,731, respectively. The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

5.	Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa and Hotel Solamar, and part of the parking lot at Sheraton Bloomington Hotel Minneapolis South are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The lease on the parking lot at the Sheraton Bloomington Hotel Minneapolis South expires in 2014, but the Company has an option to extend the lease for 7 years to 2021. None of the remaining leases expire prior to 2020. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent of one dollar per year. Total ground lease expense was $1,433 and $1,497 for the three months ended March 31, 2010 and 2009, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash. As of March 31, 2010, $6,932 was available in restricted cash reserves for future capital expenditures.

Restricted Cash Reserves

At March 31, 2010, the Company held $11,874 in restricted cash reserves. Included in such amounts are (i) $6,932 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $3,734 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments, and (iii) $1,208 held by insurance companies on our behalf to be refunded or applied to future liabilities.

Litigation

The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

6.	Equity

Common Shares of Beneficial Interest

On January 1, 2010, the Company issued an aggregate of 36,252 common shares of beneficial interest, including 28,155 deferred shares to the independent members of its Board of Trustees for their earned 2009 compensation pursuant to award arrangements existing on or before January 1, 2009, of which 8,097 were issued from treasury.

On January 1, 2010, the Company issued 11,688 restricted common shares of beneficial interest to the Company’s executives related to 18,596 long-term performance-based share awards, which were granted on December 20, 2006. The remaining 6,908 shares were forfeited based on performance on January 1, 2010 (see Note 7). The 11,688 shares were issued from treasury. One-third of the restricted shares, or 3,896 shares, vested immediately and the remaining two-thirds of the restricted shares, or 7,792 shares, will vest over two years, starting January 1, 2011. These common shares of beneficial interest were issued under the 1998 Share Option and Incentive Plan, which was in place prior to the 2009 Plan.

On January 27, 2010, the Company granted 49,122 restricted common shares of beneficial interest to the Company’s executives and employees, of which 7,212 were issued from treasury. The restricted shares granted vest over three years, starting January 1, 2011. These common shares of beneficial interest were issued under the 2009 Plan.

On March 2, 2010, the Company completed an underwritten public offering of 6,152,500 common shares of beneficial interest, par value $0.01 per share, of which 465 were issued from treasury, including 802,500 common shares pursuant to an overallotment option exercise by the underwriters. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $109,094. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

During the three months ended March 31, 2010, the Company received 26,262 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and 1,200 common shares of beneficial interest related to the forfeiture of restricted shares due to employee resignations.

Common Dividends

The Company paid the following dividends on common shares during the three months ended March 31, 2010:

Dividend per Share	For the Quarter Ended	Record Date	Payable Date
$0.01	31-Dec-2009	31-Dec-2009	15-Jan-2010

Treasury Shares

Treasury shares are accounted for under the cost method. During the three months ended March 31, 2010, the Company received 27,462 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and forfeiture of restricted shares due to employee resignations. The Company re-issued 8,097 treasury shares related to earned 2009 compensation for the Board of Trustees pursuant to award arrangements existing on or before January 1, 2009. The Company re-issued 19,365 treasury shares related to the issuance of restricted common shares of beneficial interest in January 2010 and the issuance of common shares of beneficial interest in the underwritten public offering in March 2010.

At March 31, 2010, there were no common shares of beneficial interest in treasury.

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

The following Preferred Shares were outstanding as of March 31, 2010:

Security Type	Number of Shares
8 3/8 % Series B Preferred Shares	1,100,000
7 1/2 % Series D Preferred Shares	3,170,000
8% Series E Preferred Shares	3,500,000
7 1/4 % Series G Preferred Shares	6,348,888

On February 1, 2009, each of the Series C Preferred Units was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C Preferred Shares”). On April 16, 2009, the holder exchanged all of the Series C Preferred Shares for an equal number of 7.25% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share (the “Series G Preferred Shares”), of the Company in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Exchange Act of 1933, as amended. On April 17, 2009, the Company filed a registration statement with the SEC to register the resale of the Series G Preferred Shares. On May 13, 2009, in connection with the exchange, the Company received a fee of $1,000, which the Company recognized as income.

Preferred Dividends

The Company paid the following dividends on preferred shares during the three months ended March 31, 2010:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Payable Date
8 3/8 % Series B	$0.52	31-Dec-2009	1-Jan-2010	15-Jan-2010
7 1/2 % Series D	$0.47	31-Dec-2009	1-Jan-2010	15-Jan-2010
8% Series E	$0.50	31-Dec-2009	1-Jan-2010	15-Jan-2010
7 1/4 % Series G	$0.45	31-Dec-2009	1-Jan-2010	15-Jan-2010

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

Noncontrolling Interest of Common Units in Operating Partnership

As of March 31, 2010, the Operating Partnership had no units held by a third party outstanding.

Noncontrolling Interest of Preferred Units in Operating Partnership

There were no preferred units outstanding as of March 31, 2010.

7.	Equity Incentive Plan

At the 2009 Annual Meeting of Shareholders held on April 23, 2009, the common shareholders approved the 2009 Plan, under which the Company may issue equity-based awards to officers, employees, non-employee trustees and any other persons providing services to or for the Company and its subsidiaries. The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, performance shares, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019. The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three to four year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulation. There were no unvested stock options outstanding as of March 31, 2010. At March 31, 2010, there were 1,502,095 common shares available for future grant under the 2009 Plan.

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

A summary of the Company’s nonvested shares as of March 31, 2010 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2010	532,905	$24.51
Granted	49,122	21.07
Vested	(74,473)	26.45
Forfeited	(1,200)	16.42

Nonvested at March 31, 2010 (1)	506,354	$23.95

(1)	Amount excludes 7,792 performance-based shares which were earned, but nonvested as of March 31, 2010.

As of March 31, 2010 and December 31, 2009, there were $9,318 and $8,783, respectively, of total unrecognized compensation costs related to nonvested share awards. As of March 31, 2010 and December 31, 2009, these costs were expected to be recognized over a weighted–average period of 3.6 and 3.7 years, respectively. The total fair value of shares vested during the three months ended March 31, 2010 and 2009 was $1,578 and $1,049, respectively. The compensation costs (net of forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $678 and $1,164 for the three months ended March 31, 2010 and 2009, respectively.

Long-Term Performance-Based Share Awards

On December 20, 2006, the Company’s Board of Trustees granted 18,596 performance-based awards of nonvested shares to executives. The actual amounts of the awards earned were determined on January 1, 2010, based on the performance period of January 1, 2007 through December 31, 2009, in accordance with the terms of the agreements. On January 1, 2010, the executives earned 62.9% of the target number of shares, or 11,688 shares. The shares representing the difference between 62.9% and 100% of the target, or 6,908 shares, were forfeited on January 1, 2010. One-third of the shares earned, or 3,896 shares, vested immediately on January 1, 2010 and the remaining two-thirds of the shares earned, or 7,792 shares, will vest in equal amounts on January 1, 2011 and January 1, 2012 based on continued employment. The executives received cash payments on the earned shares equal to the value of all dividends paid on common shares from December 31, 2006 until the determination date, January 1, 2010. As of January 1, 2010, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.

On November 3, 2009 and January 27, 2010, the Company’s Board of Trustees granted 10,228 and 48,648 performance-based awards of nonvested shares to executives, respectively. The actual amounts of the awards will be determined on January 1, 2013, based on the performance period of January 1, 2010 through December 31, 2012, in accordance with the terms of the agreements. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the performance shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) on January 1, 2013, the earned shares will be issued and outstanding with a portion subject to further vesting based on continued employment. The executives will receive cash payments equal to the value of all dividends paid on common shares from December 31, 2009 until the determination date, January 1, 2013, on all of the earned shares, including those shares subject to further vesting. Such amounts will be paid to the awardees on or about January 1, 2013. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting. The fair values were determined by the Company utilizing valuation reports which used the Monte Carlo valuation method provided by a third-party consultant. The measurement of performance for the 2009 and 2010 awards is substantially the same as the performance measurement criteria for previously granted long-term performance-based share awards.

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

•	The valuation has been performed in a risk-neutral framework, so no assumption has been made with respect to an equity risk premium.

Employee Behavioral Assumptions

•	As termination of employment results in forfeiture of the award, demographic assumptions have not been used.

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rate	Dividend Yield	Stock Beta	Fair Value of Components of Awards	Weighting of Total Awards
November 3, 2009 Grants
Target amounts	83.10%	1.70%	N/A	N/A	$30.50	20.00%
NAREIT index	83.10%	1.70%	N/A	1.280	$28.72	40.00%
Peer companies	83.10%	1.70%	N/A	0.909	$30.61	40.00%
January 27, 2010 Grants
Target amounts	83.30%	1.40%	N/A	N/A	$30.02	33.40%
NAREIT index	83.30%	1.40%	N/A	1.281	$28.96	33.30%
Peer companies	83.30%	1.40%	N/A	0.908	$29.28	33.30%

A summary of the Company’s long-term performance-based share awards as of March 31, 2010 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	153,236	$26.03
Granted	58,876	29.49
Vested (2)	(3,896)	49.53
Forfeited (2)	(6,908)	49.53

Nonvested at March 31, 2010 (1)	201,308	$28.44

(1)

Amount excludes 150,000 shares that have been committed for future performance share grants. Fair value will be estimated at the beginning of the performance measurement periods on July 1, 2011 and July 1, 2014.

(2)	Amounts relate to the December 2006 awards which were determined on January 1, 2010, as described fully in the above section.

As of March 31, 2010 and December 31, 2009, there were $3,806 and $2,393, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of March 31, 2010 and December 31, 2009, these costs were expected to be recognized over a weighted–average period of 3.2 and 2.9 years, respectively. As of March 31, 2010 and December 31, 2009, there were 3,896 and zero long-term performance-based share awards vested, respectively. Additionally, there were 7,792 and zero long-term performance-based awards earned but nonvested as of March 31, 2010 and December 31, 2009, respectively. The compensation costs (net of forfeitures) related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $323 and $296 for the three months ended March 31, 2010 and 2009, respectively.

8.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses consist of the following expenses incurred by the hotels leased by LHL:

	For the three months ended March 31,
	2010	2009
General and administrative	$11,590	$12,266
Sales and marketing	9,370	10,011
Repairs and maintenance	5,848	5,890
Utilities and insurance	5,854	6,066
Management and incentive fees	3,294	3,731
Franchise fees	919	988
Other expenses	334	219

Total other indirect expenses	$37,209	$39,171

As of March 31, 2010, LHL leases all 32 hotels owned by the Company as follows:

1.	Sheraton Bloomington Hotel Minneapolis South

2.	Westin City Center Dallas

3.	Seaview Resort

4.	Harborside Hyatt Conference Center & Hotel

5.	Hotel Viking

6.	Topaz Hotel

7.	Hotel Rouge

8.	Hotel Madera

9.	Hotel Helix

10.	The Liaison Capitol Hill

11.	Lansdowne Resort

12.	Hotel George

13.	Indianapolis Marriott Downtown

14.	Hilton Alexandria Old Town

15.	Chaminade Resort and Conference Center

16.	Hilton San Diego Gaslamp Quarter
17.	The Grafton on Sunset

18.	Onyx Hotel

19.	Westin Copley Place

20.	Hotel Deca

21.	The Hilton San Diego Resort and Spa

22.	Donovan House

23.	Le Parc Suite Hotel

24.	Westin Michigan Avenue

25.	Hotel Sax Chicago

26.	Alexis Hotel

27.	Hotel Solamar

28.	Gild Hall

29.	Hotel Amarano Burbank

30.	San Diego Paradise Point Resort and Spa

31.	Le Montrose Suite Hotel

32.	Sofitel Washington, DC Lafayette Square

9.	Income Taxes

For the three months ended March 31, 2010, income tax benefit of $2,195 was comprised of a current federal, state and local tax expense of $216 and a deferred federal, state and local tax benefit of $2,411 on LHL’s loss of $6,026 before income tax benefit.

The Company has estimated LHL’s income tax benefit for the three months ended March 31, 2010 using an estimated combined federal and state annual effective tax rate of 40.0%. As of March 31, 2010, the Company had a deferred tax asset of $16,059 primarily due to past years’ tax net operating losses. These loss carryforwards will generally expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. The timing of the reversal of the deferred tax asset in subsequent years cannot be reasonably estimated.

10.	Earnings per Common Share

The limited partners’ outstanding common limited partnership units in the Operating Partnership (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Per GAAP requirements, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.

For the three months ended March 31, 2010 and 2009, diluted weighted average common shares do not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted net loss would be anti-dilutive. For the three months ended March 31, 2010 and 2009, there were 101,933 and 68,137 anti-dilutive stock options and compensation-related shares outstanding, respectively.

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended March 31,
	2010	2009
Numerator:
Net loss attributable to common shareholders	$(25,838)	$(18,868)
Dividends paid on unvested restricted shares	(5)	(4)
Undistributed earnings attributable to unvested restricted shares	—	—

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(25,843)	$(18,872)

Denominator:
Weighted average number of common shares - basic	64,981,780	40,602,995
Effect of dilutive securities:
Stock options and compensation-related shares	—	—

Weighted average number of common shares - diluted	64,981,780	40,602,995

Basic Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.40)	$(0.46)

Diluted Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.40)	$(0.46)

11.	Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2010	2009
Interest paid, net of capitalized interest	$8,765	$9,867

Interest capitalized	3	649

Income taxes refunded, net of payments	(335)	(465)

Distributions payable on common shares	698	411

Distributions payable on preferred shares	6,689	6,322

Redemption of preferred units for preferred shares	—	58,675

Accrued capital expenditures	254	884

Issuance (forfeiture) of restricted shares to employees and executives, net	2,752	(284)

Issuance of common shares for board of trustees compensation	110	110

Repurchase of common shares into treasury	(566)	(365)

In conjunction with the property acquisition, the Company assumed assets and liabilities as follows:
Real estate assets	$94,043	$—
Other assets	2,315	—
Liabilities	(2,202)	—

Acquisition of property	$94,156	$—

12.	Subsequent Events

On April 21, 2010, the Company entered into separate equity distribution agreements (the “Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raymond James & Associates, Inc. and Wells Fargo Securities, LLC (collectively, the “Managers”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, the Company’s common shares of beneficial interest having an aggregate offering price of up to $150,000. The Company has no immediate plans to issue shares under the program.

The Company paid the following common and preferred share dividends subsequent to March 31, 2010:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Payable Date
Common	$0.01	31-Mar-2010	31-Mar-2010	15-Apr-2010
8 3/8 % Series B Preferred	$0.52	31-Mar-2010	1-Apr-2010	15-Apr-2010
7 1/2 % Series D Preferred	$0.47	31-Mar-2010	1-Apr-2010	15-Apr-2010
8% Series E Preferred	$0.50	31-Mar-2010	1-Apr-2010	15-Apr-2010
7 1/4 % Series G Preferred	$0.45	31-Mar-2010	1-Apr-2010	15-Apr-2010

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Forward-looking statements in this report include, among others, statements about the Company’s business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•

risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs, potential unionization, actual or threatened terrorist attacks, any type of flu or disease-related pandemic and downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	the Company’s dependence on third-party managers of its hotels, including its inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	the possible failure of the Company to qualify as a REIT and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated elsewhere in this report.

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

Overview

The Company measures hotel performance by evaluating financial metrics such as room revenue per available room (“RevPAR”), funds from operations (“FFO”), earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Hotel EBITDA. The Company evaluates the hotels in its portfolio and potential acquisitions using these metrics to determine each portfolio hotel’s contribution or acquisition hotel’s potential contribution toward reaching the Company’s goal of providing income to its shareholders through increases in distributable cash flow and increasing long-term total returns to shareholders through appreciation in the value of its common shares. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire new hotel properties that meet its investment criteria. Currently, due to the scarcity of hotels for sale, the tight lending conditions, the difficult operating environment and lack of economic and industry clarity, it is difficult for the Company to identify hotels to acquire that fit its stringent investment criteria at prices that are generally acceptable to sellers. However, as demonstrated by the recent acquisition of the Sofitel Washington, DC Lafayette Square, the Company continues to search for and evaluate opportunities to acquire additional hotels.

During the first quarter of 2010, our hotels continued to operate in a challenging economic environment with continued weakness in the economic indicators that we track, including a 9.7% national unemployment rate. However, as some of those indicators have begun to improve, the U.S. lodging industry also experienced improvement in demand throughout the quarter. As a result, the first quarter industry-wide demand increase compares to four consecutive quarters of demand declines in 2009. The Company’s first quarter RevPAR results reflected demand increases at our urban hotels and demand declines at our convention and resort properties, in addition to a difficult quarter-over-quarter comparison due to last year’s inauguration in Washington, DC. Average Daily Rate (“ADR”) fell across all segments in the first quarter.

For the first quarter of 2010, the Company had a net loss applicable to common shareholders of $25.8 million, or $0.40 per diluted share. FFO was $1.5 million, or $0.02 per diluted share, and EBITDA was $14.8 million. RevPAR for the hotel portfolio was $95.86, which was a decline of 9.8% compared to the first quarter of 2009. Average daily rate fell 11.1% and occupancy increased 1.4%, compared to the same period of the prior year. Hotel portfolio revenues declined 8.7% and hotel portfolio expenses were reduced by 4.2% compared to the first quarter of 2009, resulting in a hotel portfolio EBITDA decrease of 26.6%. Hotel portfolio EBITDA margin was 16.3%, a decline of 395 basis points.

Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO, EBITDA, and Hotel EBITDA and a reconciliation of FFO, EBITDA, and Hotel EBITDA to net income or loss, a GAAP measurement.

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

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Industry travel increased in the first quarter of 2010 compared to the same period in 2009. Industry-wide average rate fell for business and leisure customers, as leisure demand continued to be induced by discounting and promotions marketed at the hotels and through the third-party internet channels. Occupancy at our properties increased 1.4% from the same prior year period, while ADR declined 11.1%. As a result, RevPAR fell 9.8% in the quarter compared to the first quarter of 2009. Hotel portfolio EBITDA margin was 16.3%, a decline of 395 basis points as a result of the lower revenues being partially mitigated by continued cost reductions implemented by our team and operators.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL, including room revenue, food and beverage revenue and other operating department revenues (which includes golf, telephone, parking, and other ancillary revenues), decreased $8.1 million from $126.4 million in 2009 to $118.3 million in 2010. This decrease is primarily due to the effects of the economic downturn which resulted in a 9.8% decrease in RevPAR, attributable to an 11.1% decrease in ADR across the portfolio that was partially offset by a 1.4% increase in occupancy across the portfolio. Additionally, the Washington, DC area hotels benefited from the inauguration in January 2009 with quarter-over-quarter revenues decreasing in 2010 as a result.

The following are significant decreases in total room, food and beverage and other revenue primarily as a result of the detrimental effects of the recession and the 2009 inauguration:

•	$3.1 million decrease from eight Washington, DC area properties;

•	$1.9 million decrease from Westin Michigan Avenue;

•	$1.7 million decrease from Lansdowne Resort;

•	$1.2 million decrease from San Diego Paradise Point Resort and Spa; and

•	$1.0 million decrease from The Hilton San Diego Resort and Spa.

Hotel operating revenues increased a net $0.8 million across 20 additional hotels in the portfolio due primarily to an increase in hotel operating revenues from the purchase of Sofitel Washington, DC Lafayette Square on March 1, 2010, which is not comparable year-over-year, partially offset by decreases in hotel operating revenues from the effects of the recession.

Other Income

Other income increased $0.2 million from $1.5 million in 2009 to $1.7 million in 2010. This increase is primarily due to gains from insurance proceeds recognized in the 2010 period, partially offset by decreases in income from retail leases across the portfolio.

Hotel Operating Expenses

Hotel operating expenses decreased $2.7 million from $91.5 million in 2009 to $88.8 million in 2010. This overall decrease is primarily a result of portfolio-wide decreases resulting from reductions in management and hourly staffing levels and other cost-saving initiatives as well as reduced costs from lower occupancies in the Chicago urban and San Diego resort markets as a result of the recession.

The following are significant decreases in total room, food and beverage, other operating department and indirect expense primarily as a result of cost-saving initiatives that have been implemented as well as reduced costs from lower occupancies:

•	$1.3 million decrease from Westin Michigan Avenue; and

•	$1.0 million decrease from San Diego Paradise Point Resort and Spa and The Hilton San Diego Resort and Spa.

Hotel operating expenses declined a net $0.4 million across 29 additional hotels in the portfolio primarily as a result of cost-saving initiatives, partially offset by an increase in hotel operating expenses from the purchase of Sofitel Washington, DC Lafayette Square on March 1, 2010, which is not comparable year-over year.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.2 million from $27.6 million in 2009 to $27.4 million in 2010. The decrease is primarily due to a portion of furniture, fixtures and equipment across the hotel portfolio becoming fully depreciated.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses had no change from 2009 to 2010, with $8.8 million in both periods. Given poor overall economic conditions, jurisdictions generally left assessments and rates unchanged, resulting in no change in real estate and personal property taxes. Insurance expense remained flat for the two periods.

Ground Rent

Ground rent decreased $0.1 million from $1.5 million in 2009 to $1.4 million in 2010. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. This decrease is due to performance at the applicable hotels being slightly better in the 2009 period than in the 2010 period.

General and Administrative

General and administrative expense decreased $0.5 million from $4.2 million in 2009 to $3.7 million in 2010 primarily due to a decrease in executive compensation costs.

Acquisition Transaction Costs

Acquisition transaction costs increased $1.5 million from zero in 2009 to $1.5 million in 2010 due to the purchase of Sofitel Washington, DC Lafayette Square on March 1, 2010. GAAP guidance requires that acquisition-related costs be expensed when incurred rather than capitalized.

Other Expenses

Other expenses increased $0.5 million from $0.6 million in 2009 to $1.1 million in 2010 primarily due to losses from damages incurred in the 2010 period, which were largely covered by insurance proceeds, and an increase in retail bad debt.

Interest Income

Interest income had no change from 2009 to 2010, with an immaterial amount earned in both periods. Low cash balances were maintained in both periods.

Interest Expense

Interest expense decreased by $1.1 million from $9.9 million in 2009 to $8.8 million in 2010 due to a decrease in the Company’s weighted average debt, partly offset by a decrease in capitalized interest. The Company’s weighted average debt outstanding decreased from $974.6 million in 2009 to $654.1 million in 2010, which includes paydowns on outstanding debt with proceeds from:

•	a March 2010 common share offering; and

•	operating cash flow.

The above paydowns are offset by the following:

•	additional borrowing to purchase the Sofitel Washington, DC Lafayette Square in March 2010; and

•	additional borrowings under the Company’s credit facility to finance other capital improvements during 2009 and 2010.

The Company’s weighted average interest rate, including the impact of capitalized interest, increased from 3.9% in 2009 to 5.1% in 2010. The Company’s weighted average interest rate, excluding the impact of capitalized interest, was 4.1% and 5.1% for 2009 and 2010, respectively. Capitalized interest decreased $0.6 million, from $0.6 million in 2009 to an immaterial amount in 2010, primarily due to the temporary suspension of the redevelopment of the property owned through the Modern Magic Hotel LLC joint venture as a hotel.

Income Tax Benefit

Income tax benefit decreased $1.7 million from $3.9 million in 2009 to $2.2 million in 2010. For the three months ended March 31, 2010, current federal, state and local income tax expense totaled $0.2 million. LHL’s net loss before income tax benefit decreased $4.1 million from $10.1 million in 2009 to $6.0 million in 2010 primarily due to new participating leases requiring lower rent payments effective January 1, 2010. Accordingly, for the three months ended March 31, 2010, LHL recorded a deferred federal, state and local income tax benefit of $2.4 million (using an estimated combined federal and state annual effective tax rate of 40.0%).

As of March 31, 2010, the Company had a deferred tax asset of $16.1 million primarily due to past years’ tax net operating losses. These loss carryforwards will generally expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in consolidated entity represents the outside equity interest in the Modern Magic Hotel LLC joint venture, which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Noncontrolling Interests

Noncontrolling interest of common units in the Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by a third party. Income or loss is allocated to common units noncontrolling interest based on the weighted average percentage ownership throughout the period. At March 31, 2010, no third party limited partner held any common units of the Operating Partnership.

Noncontrolling interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The decrease in noncontrolling interest of preferred units in the Operating Partnership from $0.4 million in 2009 to zero in 2010 is a result of the redemption of the 2,348,888 Series C Preferred Units on February 1, 2009.

Distributions to Preferred Shareholders

Distributions to preferred shareholders increased $0.4 million, from $6.3 million in 2009 to $6.7 million in 2010. This increase was due to the redemption of the Series C Preferred Units and issuance of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest on February 1, 2009, which were subsequently exchanged for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest on April 16, 2009.

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

FFO, EBITDA and Hotel EBITDA do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income or loss, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, EBITDA and Hotel EBITDA are not measures of the Company’s liquidity, nor are FFO, EBITDA and Hotel EBITDA indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO, EBITDA and Hotel EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company’s operating performance.

The following is a reconciliation between net loss attributable to common shareholders and FFO for the three months ended March 31, 2010 and 2009 (in thousands, except share data):

	For the three months ended March 31,
	2010	2009
Net loss attributable to common shareholders	$(25,838)	$(18,868)
Depreciation	27,250	27,383
Amortization of deferred lease costs	97	100
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	(28)	(6)
Noncontrolling interest of common units in Operating Partnership	—	(17)

FFO	$1,481	$8,592

Weighted average number of common shares and units outstanding:
Basic	64,981,780	40,672,995
Diluted	65,083,713	40,741,132

The following is a reconciliation between net loss attributable to common shareholders, EBITDA and Hotel EBITDA for the three months ended March 31, 2010 and 2009 (in thousands):

	For the three months ended March 31,
	2010	2009
Net loss attributable to common shareholders	$(25,838)	$(18,868)
Interest expense	8,776	9,860
Income tax benefit	(2,195)	(3,941)
Depreciation and amortization	27,388	27,559
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	(28)	(6)
Noncontrolling interest of common units in Operating Partnership	—	(17)
Noncontrolling interest of preferred units in Operating Partnership	—	367
Distributions to preferred shareholders	6,689	6,322

EBITDA	$14,792	$21,276
Corporate expense	6,608	4,918
Interest and other income	(1,752)	(1,470)
Hotel level adjustments, net	(491)	1,362

Hotel EBITDA	$19,157	$26,086

Hotel EBITDA includes the operating data for all properties for the three months ended March 31, 2010 and 2009. Hotel EBITDA includes adjustments made for presentation of comparable information.

Off-Balance Sheet Arrangements

Joint Venture

On February 2, 2010, the Company’s joint venture arrangement with LaSalle Investment Management (“LIM”), entered into on April 17, 2008, was mutually dissolved. The joint venture arrangement with LIM, a leading global real estate investment manager, was to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. Through the February 2, 2010 dissolution date, there were no acquisitions through the joint venture.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of March 31, 2010, $6.9 million was available in restricted cash reserves for future capital expenditures.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from hotels leased by LHL. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s credit facility, secured financing on one or all of the Company’s 25 unencumbered properties, the sale of one or more properties, equity issuances available under the shelf registration statement and the issuance of up to $150.0 million of common shares from time to time under the equity distribution agreements.

LHL is a wholly-owned subsidiary of the Operating Partnership. Payments to the Operating Partnership are required pursuant to the terms of the lease agreements between LHL and the Operating Partnership relating to the properties owned by the Operating Partnership and leased by LHL. LHL’s ability to make rent payments to the Operating Partnership and the Company’s liquidity, including its ability to make distributions to shareholders, are dependent on the lessees’ ability to generate sufficient cash flow from the operation of the hotels.

Debt as of March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2010	December 31, 2009
Credit facilities
Senior unsecured credit facility	Floating (a)	April 2011 (a)	$—	$—
LHL unsecured credit facility	Floating (b)	April 2011 (b)	10,972	6,259

Total borrowings under credit facilities			10,972	6,259

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Le Montrose Suite Hotel	8.08%	July 2010 (d)	—	12,859
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	5.64%	August 2014	9,845	9,908
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans at stated value			582,125	595,047
Unamortized loan premium (e)			326	342

Total mortgage loans			582,451	595,389

Total debt			$635,923	$644,148

(a)

Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding as of March 31, 2010 or December 31, 2009. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2010 and December 31, 2009, the rates, including the applicable margin, for LHL’s outstanding LIBOR borrowings were 0.95% and 0.93%, respectively. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2010 were 0.25% and 0.36% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2009 were 0.35% and 0.32% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)	The Company repaid the mortgage loan on February 1, 2010 through borrowings on its senior unsecured credit facility.

(e)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $326 as of March 31, 2010 and $342 as of December 31, 2009.

The Company incurred interest expense of $8.8 million and $9.9 million for the three months ended March 31, 2010 and 2009, respectively. Included in interest expense is the amortization of deferred financing costs of $0.2 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. Interest was capitalized at an immaterial amount and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450.0 million. The credit facility’s maturity date is April 13, 2011 with, at the Company’s option, a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2010, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the senior unsecured credit facility was 0.9% and 1.3% for the three months ended March 31, 2010 and 2009, respectively. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $0.1 million for each of the three months ended March 31, 2010 and 2009. As of March 31, 2010 and December 31, 2009, the Company had no outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility’s maturity date is April 13, 2011 with, at LHL’s option, a one-year extension option. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2010, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 0.9% and 1.3% for the three months ended March 31, 2010 and 2009, respectively. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of an immaterial amount for each of the three months ended March 31, 2010 and 2009. As of March 31, 2010 and December 31, 2009, LHL had $11.0 million and $6.3 million, respectively, of outstanding borrowings under the LHL credit facility.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of March 31, 2010, the carrying value and estimated fair value of the Company’s debt were $635.9 million and $567.3 million, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt were $644.1 million and $563.7 million, respectively. The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

Equity Issuances

On March 2, 2010, the Company completed an underwritten public offering of 6,152,500 common shares of beneficial interest, par value $0.01 per share, of which 465 were issued from treasury, including 802,500 common shares pursuant to an overallotment option exercise. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $109.1 million. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

Sources and Uses of Cash

As of March 31, 2010, the Company had $7.0 million of cash and cash equivalents and $11.9 million of restricted cash reserves, $6.9 million of which was available for future capital expenditures. Additionally, the Company had $447.9 million available under the senior unsecured credit facility, with $2.1 million reserved for outstanding letters of credit, and $14.0 million available under the LHL credit facility.

Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2010 primarily due to the operations of hotels leased by LHL, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $96.6 million for the three months ended March 31, 2010 primarily due to the purchase of Sofitel Washington, DC Lafayette Square, outflows for improvements and additions at the hotels and development property and the net funding of restricted cash reserves, partially offset by property insurance proceeds.

Net cash provided by financing activities was $93.0 million for the three months ended March 31, 2010 primarily due to borrowings under credit facilities and net proceeds from the common share offerings, partially offset by repayments under credit facilities, mortgage loan repayments, payment of distributions to the common shareholders and payment of distributions to preferred shareholders.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, property acquisitions, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities, borrowings under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 25 unencumbered properties, the sale of one or more properties, equity issuances available under the shelf registration statement and the issuance of up to $150.0 million of common shares from time to time under the equity distribution agreements. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 25 unencumbered properties, the sale of one or more properties or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 25 unencumbered properties, the sale of one or more properties, estimated cash flows from operations, equity issuances available under the shelf registration statement and the issuance of up to $150.0 million of common shares from time to time under the equity distribution agreements. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved. During the second quarter of 2009, the Company suspended development activities at the property owned through the Modern Magic Hotel LLC joint venture as a result of the current economic downturn. The Company plans to recommence such activities once economic conditions and lodging industry fundamentals demonstrate sustained improvement.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of March 31, 2010 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$752,309	$33,080	$129,392	$128,979	$460,858
Borrowings under credit facilities (2)	11,081	105	10,976	—	—
Ground rent (3)	203,197	5,172	10,365	10,308	177,352
Massport Bonds (1)	43,664	147	294	294	42,929
Purchase commitments (4)
Purchase orders and letters of commitment	11,866	11,866	—	—	—

Total obligations and commitments	$1,022,117	$50,370	$151,027	$139,581	$681,139

(1)	Amounts include principal and interest. Interest expense on fixed rate debt is computed based on the fixed interest rate of the debt.

(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rate as of March 31, 2010. It is assumed that the outstanding debt as of March 31, 2010 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)

As of March 31, 2010, purchase orders and letters of commitment totaling approximately $11.9 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010	2009	Variance
Total Portfolio
Occupancy	61.9%	61.0%	1.4%
ADR	$154.96	$174.27	-11.1%
RevPAR	$95.86	$106.32	-9.8%

Joint Ventures

The Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, owns floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL. The joint venture has developed plans to convert the existing vacant floors to a hotel. Redevelopment activity has been temporarily suspended, but is expected to resume when economic conditions and lodging industry fundamentals demonstrate sustained improvement. As a result of the suspension of redevelopment activity, the Company has temporarily ceased the capitalization of interest, real estate taxes and insurance costs incurred by the development. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs, including previously capitalized interest, totaling $62.3 million and $62.2 million are included in property under development in the consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively. The 5.0% interest of the outside partner is included in redeemable noncontrolling interest in consolidated entity in the consolidated balance sheets.

On February 2, 2010, the Company’s joint venture arrangement with LIM, entered into on April 17, 2008, was mutually dissolved. The joint venture arrangement with LIM, a leading global real estate investment manager, was to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. Through the February 2, 2010 dissolution date, there were no acquisitions through the joint venture.

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

Seasonality

The Company’s hotels’ operations historically have been seasonal. Taken together, the hotels maintain higher occupancy rates during the second and third quarters. These seasonality patterns can be expected to cause fluctuations in hotel operating revenues of LHL and the Company’s quarterly lease revenues from LHL.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. As of March 31, 2010, approximately $53.5 million of the Company’s aggregate indebtedness (8.4% of total indebtedness) was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $0.1 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $53.5 million, the balance as of March 31, 2010.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2010. There were no changes to the Company’s internal control over financial reporting during the first quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

As previously disclosed, the contingent events triggering the resignation of our chief accounting officer have occurred. Effective April 15, 2010, Hans S. Weger, our Chief Financial Officer, was appointed as our principal accounting officer.

On April 21, 2010, the Company entered into separate equity distribution agreements (the “Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raymond James & Associates, Inc. and Wells Fargo Securities, LLC (collectively, the “Managers”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, the Company’s common shares of beneficial interest having an aggregate offering price of up to $150.0 million. The Company has no immediate plans to issue shares under the program.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Third Amended and Restated Bylaws(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Form 8-K report filed with the SEC on February 1, 2010 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: April 21, 2010	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Third Amended and Restated Bylaws (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Form 8-K report filed with the SEC on February 1, 2010 and incorporated herein by reference.