Form 10-Q
period 2010-06-30
LaSalle Hotel Properties
filed 2010-07-21
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-14045

LASALLE HOTEL PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization) 3 Bethesda Metro Center, Suite 1200 Bethesda, Maryland	(IRS Employer Identification No.)
20814
(Address of principal executive offices)	(Zip Code)

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

Yes  [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [    ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer [X]        Accelerated filer [    ]              Non-accelerated filer [    ]              Smaller reporting company [    ]

                        (Do not check if a smaller

                     reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [    ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 21, 2010
Common Shares of Beneficial Interest ($0.01 par value)	69,790,208
8 3/8 % Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000
7 1/2 % Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	6,348,888

PART I.	Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets:
Investment in hotel properties, net	$1,933,215	$1,882,502
Property under development	62,709	64,129
Cash and cash equivalents	28,316	8,441
Restricted cash reserves (Note 5)	14,301	11,750
Hotel receivables (net of allowance for doubtful accounts of $988 and $881, respectively)	35,156	18,875
Deferred financing costs, net	1,220	1,677
Deferred tax asset	11,834	13,648
Prepaid expenses and other assets	22,453	22,541

Total assets	$2,109,204	$2,023,563

Liabilities:
Borrowings under credit facilities (Note 4)	$-	$6,259
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $308 and $342, respectively) (Note 4)	582,372	595,389
Accounts payable and accrued expenses	69,329	60,013
Advance deposits	14,676	10,065
Accrued interest	2,713	3,038
Distributions payable	7,386	7,325

Total liabilities	718,976	724,589

Redeemable noncontrolling interest in consolidated entity (Note 3)	2,612	2,739

Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value (liquidation preference of $352,972), 40,000,000 shares authorized; 14,118,888 shares issued and outstanding (Note 6)	141	141
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 69,826,252 shares issued and 69,790,208 outstanding, and 63,609,154 shares issued and outstanding, respectively (Note 6)	698	636
Treasury shares, at cost	(658)	-
Additional paid-in capital, net of offering costs of $59,394 and $54,622, respectively	1,580,990	1,469,730
Distributions in excess of retained earnings	(193,595)	(174,320)

Total shareholders’ equity	1,387,576	1,296,187

Noncontrolling Interest:
Noncontrolling interest in consolidated entity	40	48

Total equity	1,387,616	1,296,235

Total liabilities and equity	$2,109,204	$2,023,563

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(in thousands, except share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenues:
Hotel operating revenues:
Room	$116,478	$103,730	$190,463	$183,685
Food and beverage	50,850	46,268	85,884	82,682
Other operating department	13,617	12,691	22,857	22,766

Total hotel operating revenues	180,945	162,689	299,204	289,133
Other income	1,531	11,745	3,250	13,201

Total revenues	182,476	174,434	302,454	302,334

Expenses:
Hotel operating expenses:
Room	26,623	23,676	47,479	44,848
Food and beverage	33,848	30,085	59,935	56,549
Other direct	6,542	5,793	11,144	10,532
Other indirect	45,074	41,451	82,283	80,622

Total hotel operating expenses	112,087	101,005	200,841	192,551
Depreciation and amortization	27,938	27,482	55,326	55,041
Real estate taxes, personal property taxes and insurance	8,800	6,929	17,581	15,689
Ground rent (Note 5)	1,464	1,504	2,897	3,001
General and administrative	3,999	4,305	7,670	8,526
Acquisition transaction costs	16	-	1,471	-
Other expenses	617	1,182	1,742	1,796

Total operating expenses	154,921	142,407	287,528	276,604

Operating income	27,555	32,027	14,926	25,730
Interest income	19	15	52	29
Interest expense	(8,725)	(9,887)	(17,501)	(19,747)

Income (loss) before income tax expense	18,849	22,155	(2,523)	6,012
Income tax expense (Note 9)	(4,161)	(7,245)	(1,966)	(3,304)

Net income (loss)	14,688	14,910	(4,489)	2,708

Noncontrolling interests:
Redeemable noncontrolling interest in (income) loss of consolidated entity (Note 3)	(9)	13	19	19
Noncontrolling interest of common units in Operating Partnership (Notes 1 and 6)	-	(26)	-	(9)
Noncontrolling interest of preferred units in Operating Partnership (Notes 1 and 6)	-	-	-	(367)

Net (income) loss attributable to noncontrolling interests	(9)	(13)	19	(357)

Net income (loss) attributable to the Company	14,679	14,897	(4,470)	2,351
Distributions to preferred shareholders	(6,688)	(6,689)	(13,377)	(13,011)

Net income (loss) attributable to common shareholders	$7,991	$8,208	$(17,847)	$(10,660)

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(in thousands, except share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Earnings per Common Share - Basic:
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.11	$0.16	$(0.27)	$(0.23)

Earnings per Common Share - Diluted:
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.11	$0.16	$(0.27)	$(0.23)

Weighted average number of common shares outstanding:
Basic	69,296,793	50,920,244	67,151,207	45,790,120
Diluted	69,398,026	50,999,598	67,151,207	45,790,120

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Equity

(in thousands, except per share/unit data)

(unaudited)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest in Consolidated Entity	Noncontrolling Interest of Common Units in Operating Partnership	Noncontrolling Interest of Preferred Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$118	$411	$-	$1,146,581	$(153,438)	$993,672	$64	$668	$59,739	$60,471	$1,054,143

Issuance of shares, net of offering costs	-	224	58	260,164	-	260,446	-	-	-	-	260,446
Repurchase of common shares into treasury	-	-	(365)	-	-	(365)	-	-	-	-	(365)
Unit conversions	23	-	-	58,699	-	58,722	-	-	(58,675)	(58,675)	47
Deferred compensation, net	-	1	307	2,745	-	3,053	-	-	-	-	3,053
Reclassification of noncontrolling interest	-	-	-	238	-	238	-	(238)	-	(238)	-
Redeemable noncontrolling interest	-	-	-	-	19	19	-	-	-	-	19
Distributions on common shares/units ($0.02 per share/unit)	-	-	-	-	(1,048)	(1,048)	-	(1)	-	(1)	(1,049)
Distributions on preferred shares/units	-	-	-	-	(13,011)	(13,011)	(8)	-	(1,431)	(1,439)	(14,450)
Net income	-	-	-	-	2,332	2,332	-	9	367	376	2,708

Balance, June 30, 2009	$141	$636	$-	$1,468,427	$(165,146)	$1,304,058	$56	$438	$-	$494	$1,304,552

Balance, December 31, 2009	$141	$636	$-	$1,469,730	$(174,320)	$1,296,187	$48	$-	$-	$48	$1,296,235

Issuance of shares, net of offering costs	-	62	172	108,925	-	109,159	-	-	-	-	109,159
Repurchase of common shares into treasury	-	-	(566)	-	-	(566)	-	-	-	-	(566)
Options exercised	-	-	-	171	-	171	-	-	-	-	171
Deferred compensation, net	-	-	(264)	2,164	17	1,917	-	-	-	-	1,917
Redeemable noncontrolling interest	-	-	-	-	19	19	-	-	-	-	19
Distributions on issued long-term performance-based share awards	-	-	-	-	(46)	(46)	-	-	-	-	(46)
Distributions on common shares ($0.02 per share)	-	-	-	-	(1,399)	(1,399)	-	-	-	-	(1,399)
Distributions on preferred shares	-	-	-	-	(13,377)	(13,377)	(8)	-	-	(8)	(13,385)
Net loss	-	-	-	-	(4,489)	(4,489)	-	-	-	-	(4,489)

Balance, June 30, 2010	$141	$698	$(658)	$1,580,990	$(193,595)	$1,387,576	$40	$-	$-	$40	$1,387,616

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(4,489)	$2,708
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	55,326	55,041
Amortization of deferred financing costs and mortgage premium	423	503
Deferred compensation	1,917	3,053
Allowance for doubtful accounts	107	(364)
Other	(460)	-
Changes in assets and liabilities:
Restricted cash reserves, net	609	1,224
Rent receivable	-	85
Hotel receivables	(15,676)	(10,804)
Deferred tax asset	1,814	3,048
Prepaid expenses and other assets	(288)	(4,429)
Accounts payable and accrued expenses	6,976	(13,300)
Advance deposits	4,228	1,551
Accrued interest	(325)	(592)

Net cash provided by operating activities	50,162	37,724

Cash flows from investing activities:
Improvements and additions to properties	(9,971)	(15,998)
Acquisition of property	(94,156)	-
Purchase of office furniture and equipment	(104)	(3)
Restricted cash reserves, net	(1,752)	219
Property insurance proceeds	1,101	-

Net cash used in investing activities	(104,882)	(15,782)

Cash flows from financing activities:
Borrowings under credit facilities	171,402	204,676
Repayments under credit facilities	(177,661)	(410,807)
Repayments of mortgage loans	(12,983)	(69,968)
Return of contributions to redeemable noncontrolling interest	(108)	-
Purchase of treasury shares	(566)	(365)
Proceeds from exercise of stock options	171	-
Proceeds from issuance of common shares	113,822	272,361
Payment of common offering costs	(4,717)	(11,802)
Distributions on issued long-term performance-based share awards	(46)	-
Distributions on preferred shares/units	(13,385)	(13,391)
Distributions on common shares/units	(1,334)	(3,901)

Net cash provided by (used in) financing activities	74,595	(33,197)

Net change in cash and cash equivalents	19,875	(11,255)
Cash and cash equivalents, beginning of period	8,441	18,056

Cash and cash equivalents, end of period	$28,316	$6,801

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

As of June 30, 2010, the Company owned interests in 32 hotels with over 8,700 suites/rooms located in 11 states and the District of Columbia. Each hotel is leased to LHL (see Note 8) or a wholly-owned subsidiary of LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between 2012 and 2014. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement. Additionally, the Company owns a 95.0% joint venture interest in Modern Magic Hotel LLC (see Note 3).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, all of the common units of the Operating Partnership at June 30, 2010. See Note 6 for additional disclosures on common and preferred Operating Partnership units.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Noncontrolling Interests

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

The consolidated results of the Company include the following ownership interests held by owners other than the Company: the common units in the Operating Partnership held by a third party (none at June 30, 2010), the preferred units in the Operating Partnership held by third parties (none at June 30, 2010), the outside preferred ownership interests in a tax-related ownership entity and the 5.0% interest of the outside partner in the Modern Magic Hotel LLC joint venture.

Regarding the common and preferred units in the Operating Partnership held by third parties (none at June 30, 2010), the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement at redemption. With respect to the preferred ownership interests in a tax-related ownership entity held by third parties, such interests are not redeemable by the holders. Accordingly, the Company has determined that these interests are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations.

Regarding the 5.0% interest of the outside partner in the Modern Magic Hotel LLC joint venture, the operating agreement contains a liquidation option for the 5.0% investor which, in certain circumstances, could result in a net cash settlement outside the control of the Company. Accordingly, consistent with GAAP requirements, the Company records this noncontrolling interest outside of permanent equity in the consolidated balance sheets. Net income or loss is allocated to this noncontrolling interest in the consolidated statements of operations. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected this interest at its carrying value as of June 30, 2010 and December 31, 2009 as the carrying value exceeded the estimated redemption value.

Recently Issued Accounting Pronouncements

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement which amends GAAP as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This pronouncement is effective for the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. Upon adoption, the Company reevaluated its interest in the Modern Magic Hotel LLC joint venture (see Note 3), in light of the amendments described above. Based on the evaluation performed, management has concluded that there is no change from its initial assessment and continues to consolidate the entity.

3.	Investment in Properties

Investment in hotel properties is net of accumulated depreciation totaling $630,803 and $576,013 as of June 30, 2010 and December 31, 2009, respectively.

The Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, owns floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL. The joint venture has developed plans to convert the existing vacant floors to a hotel. Redevelopment activity has been temporarily suspended, but is expected to resume when economic conditions and lodging industry fundamentals demonstrate sustained improvement. As a result of the suspension of redevelopment activity, the Company has temporarily ceased the capitalization of interest, real estate taxes and insurance costs incurred by the development. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs, including previously capitalized interest, real estate taxes and insurance costs, totaling $62,454 and $62,190 are included in property under development in the accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively. The 5.0% interest of the outside partner is included in redeemable noncontrolling interest in consolidated entity in the accompanying consolidated balance sheets.

On March 1, 2010, the Company acquired a 100% interest in the Sofitel Washington, DC Lafayette Square, a 237-room, upscale, full-service hotel located in Washington, DC, for $95,000 (before credits at closing). The source of the funding for the acquisition was the Company’s senior unsecured credit facility, which was subsequently paid down with proceeds from the March 2, 2010 public offering of common shares of beneficial interest (see Note 6). The property is leased to LHL and Sofitel (Accor SA) manages the property. In connection with this acquisition, the Company incurred acquisition transaction costs of $16 and $1,471 that were expensed as incurred in accordance with GAAP during the three and six months ended June 30, 2010, respectively, which expenses are included in the accompanying consolidated statements of operations.

4.	Long-Term Debt

On February 1, 2010, the Company repaid without fee or penalty the Le Montrose Suite Hotel mortgage loan in the amount of $12,836 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loan was due to mature in July 2010.

Debt as of June 30, 2010 and December 31, 2009 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2010	December 31, 2009
Credit facilities
Senior unsecured credit facility	Floating (a)	April 2011 (a)	$-	$-
LHL unsecured credit facility	Floating (b)	April 2011 (b)	-	6,259

Total borrowings under credit facilities			-	6,259

Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Le Montrose Suite Hotel	8.08%	July 2010 (d)	-	12,859
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	5.64%	August 2014	9,784	9,908
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans at stated value			582,064	595,047
Unamortized loan premium (e)			308	342

Total mortgage loans			582,372	595,389

Total debt			$624,872	$644,148

(a)

Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding as of June 30, 2010 or December 31, 2009. The Company has the option to extend the credit facility's maturity date to April 2012.

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2009, the rate, including the applicable margin, for LHL’s outstanding LIBOR borrowings was 0.93%. There were no borrowings outstanding as of June 30, 2010. LHL has the option to extend the credit facility's maturity date to April 2012.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2010 were 0.33% and 0.31% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2009 were 0.35% and 0.32% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)	The Company repaid the mortgage loan on February 1, 2010 through borrowings on its senior unsecured credit facility.

(e)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $308 as of June 30, 2010 and $342 as of December 31, 2009.

The Company incurred interest expense of $8,725 and $17,501 for the three and six months ended June 30, 2010, respectively, and $9,887 and $19,747 for the three and six months ended June 30, 2009, respectively. Included in interest expense is the amortization of deferred financing costs of $219 and $457 for the three and six months ended June 30, 2010, respectively, and $253 and $535 for the three and six months ended June 30, 2009, respectively. Interest was capitalized in the amounts of zero and $3 for the three and six months ended June 30, 2010, respectively, and zero and $649 for the three and six months ended June 30, 2009, respectively.

As of June 30, 2010, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450,000. The credit facility’s maturity date is April 13, 2011 with, at the Company’s option, a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2010, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the senior unsecured credit facility was 0.9% for the six months ended June 30, 2010 and 1.3% for each of the three and six months ended June 30, 2009. There were no borrowings under the senior unsecured credit facility during the three months ended June 30, 2010 and thus a weighted average interest rate is not applicable for that period. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $141 and $277 for the three and six months ended June 30, 2010, respectively, and $87 and $146 for the three and six months ended June 30, 2009, respectively. As of June 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility’s maturity date is April 13, 2011 with, at LHL’s option, a one-year extension option. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2010, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 1.0% and 0.9% for the three and six months ended June 30, 2010, respectively, and 1.2% for each of the three and six months ended June 30, 2009. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of $7 and $11 for the three and six months ended June 30, 2010, respectively, and $5 and $8 for the three and six months ended June 30, 2009, respectively. As of June 30, 2010 and December 31, 2009, LHL had zero and $6,259, respectively, of outstanding borrowings under the LHL credit facility.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2010, the carrying value and estimated fair value of the Company’s debt were $624,872 and $574,371, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt were $644,148 and $563,731, respectively. The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

5.	Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa and Hotel Solamar, and part of the parking lot at Sheraton Bloomington Hotel Minneapolis South are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The lease on the parking lot at the Sheraton Bloomington Hotel Minneapolis South expires in 2014, but the Company has an option to extend the lease for 7 years to 2021. None of the remaining leases expire prior to 2020. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. In addition, one of the two golf courses, the Pines, at Seaview Resort is subject to a ground lease, which expires on December 31, 2012 and may be renewed for 15 successive periods of 10 years. The ground leases related to the Pines golf course and the Indianapolis Marriott Downtown require future ground rent payments of one dollar per year. Total ground lease expense was $1,464 and $2,897 for the three and six months ended June 30, 2010, respectively, and $1,504 and $3,001 for the three and six months ended June 30, 2009, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash. As of June 30, 2010, $7,960 was available in restricted cash reserves for future capital expenditures.

Restricted Cash Reserves

At June 30, 2010, the Company held $14,301 in restricted cash reserves. Included in such amounts are (i) $7,960 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $5,141 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain hotel expenses and debt payments, and (iii) $1,200 held by insurance companies on our behalf to be refunded or applied to future liabilities.

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

Common Shares of Beneficial Interest

On January 1, 2010, the Company issued 8,097 common shares of beneficial interest from treasury and authorized an additional 28,155 deferred shares to the independent members of its Board of Trustees for their earned 2009 compensation pursuant to award arrangements existing on or before January 1, 2009.

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

On March 2, 2010, the Company completed an underwritten public offering of 6,152,500 common shares of beneficial interest, par value $0.01 per share, including 802,500 common shares pursuant to an overallotment option exercise by the underwriters. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $109,094. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

On April 19, 2010, the Company granted 1,153 restricted common shares of beneficial interest to the Company’s employees, all of which were issued out of treasury. The restricted shares granted vest over three years, starting January 1, 2011. These common shares of beneficial interest were issued under the 2009 Plan.

During the six months ended June 30, 2010, the Company received 26,262 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and 26,244 common shares of beneficial interest related to the forfeiture of restricted shares due to employee resignations.

On April 21, 2010, the Company entered into separate equity distribution agreements (the “Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raymond James & Associates, Inc. and Wells Fargo Securities, LLC (collectively, the “Managers”). Under the terms of the Agreements, the Company may issue and sell from time to time through or to the Managers, as sales agents and/or principals, the Company’s common shares of beneficial interest having an aggregate offering price of up to $150,000. During the six months ended June 30, 2010, the Company incurred offering costs related to the program of $45, which are included in additional paid-in capital on the accompanying consolidated balance sheets. As of June 30, 2010, the Company had not issued any shares under the Agreements.

Common Dividends

The Company paid the following dividends on common shares during the six months ended June 30, 2010:

Dividend per Share	For the Quarter Ended	Record Date	Payable Date
$0.01	31-Dec-2009	31-Dec-2009	15-Jan-2010
$0.01	31-Mar-2010	31-Mar-2010	15-Apr-2010

Treasury Shares

Treasury shares are accounted for under the cost method. During the six months ended June 30, 2010, the Company received 52,506 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and forfeiture of restricted shares due to employee resignations. The Company re-issued 8,097 treasury shares related to earned 2009 compensation for the Board of Trustees pursuant to award arrangements existing on or before January 1, 2009. The Company re-issued 8,365 treasury shares related to the grant of restricted common shares of beneficial interest in January and April 2010.

At June 30, 2010, there were 36,044 common shares of beneficial interest in treasury.

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

The following Preferred Shares were outstanding as of June 30, 2010:

Security Type	Number of Shares
8 3/8 % Series B Preferred Shares	1,100,000
7 1/2 % Series D Preferred Shares	3,170,000
8% Series E Preferred Shares	3,500,000
7 1/4 % Series G Preferred Shares	6,348,888

On February 1, 2009, each of the Series C Preferred Units was redeemed and the Company issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C Preferred Shares”). On April 16, 2009, the holder exchanged all of the Series C Preferred Shares for an equal number of 7.25% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share (the “Series G Preferred Shares”), of the Company in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Exchange Act of 1933, as amended. On April 17, 2009, the Company filed a registration statement with the SEC to register the resale of the Series G Preferred Shares. On May 13, 2009, in connection with the exchange, the Company received a fee of $1,000, which the Company recognized in other income in the accompanying consolidated statements of operations.

Preferred Dividends

The Company paid the following dividends on preferred shares during the six months ended June 30, 2010:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Payable Date
8 3/8% Series B	$0.52	31-Dec-2009	1-Jan-2010	15-Jan-2010
7 1/2% Series D	$0.47	31-Dec-2009	1-Jan-2010	15-Jan-2010
8% Series E	$0.50	31-Dec-2009	1-Jan-2010	15-Jan-2010
7 1/4% Series G	$0.45	31-Dec-2009	1-Jan-2010	15-Jan-2010
8 3/8% Series B	$0.52	31-Mar-2010	1-Apr-2010	15-Apr-2010
7 1/2% Series D	$0.47	31-Mar-2010	1-Apr-2010	15-Apr-2010
8% Series E	$0.50	31-Mar-2010	1-Apr-2010	15-Apr-2010
7 1/4% Series G	$0.45	31-Mar-2010	1-Apr-2010	15-Apr-2010

(1) Amounts are rounded to the nearest whole cent for presentation purposes.

Noncontrolling Interest of Common Units in Operating Partnership

As of June 30, 2010, the Operating Partnership had no units held by a third party outstanding.

Noncontrolling Interest of Preferred Units in Operating Partnership

There were no preferred units outstanding as of June 30, 2010.

7.	Equity Incentive Plan

At the 2009 Annual Meeting of Shareholders held on April 23, 2009, the common shareholders approved the 2009 Plan, under which the Company may issue equity-based awards to officers, employees, non-employee trustees and any other persons providing services to or for the Company and its subsidiaries. The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, performance shares, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019. The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, which is generally a three to four year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulation. There were no unvested stock options outstanding as of June 30, 2010. At June 30, 2010, there were 1,522,824 common shares available for future grant under the 2009 Plan.

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

A summary of the Company’s service condition nonvested shares as of June 30, 2010 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2010	532,905	$24.51
Granted	50,275	21.12
Vested	(74,473)	26.45
Forfeited	(26,244)	16.99

Nonvested at June 30, 2010 (1)	482,463	$24.33

(1) Amount excludes 7,792 long-term performance-based shares which were earned but nonvested due to a service condition as of June 30, 2010.

As of June 30, 2010 and December 31, 2009, there were $8,323 and $8,783, respectively, of total unrecognized compensation costs related to nonvested share awards. As of June 30, 2010 and December 31, 2009, these costs were expected to be recognized over a weighted–average period of 3.7 years. The total fair value of shares vested during the three and six months ended June 30, 2010 was zero and $1,578, respectively, and during the three and six months ended June 30, 2009 was zero and $1,049, respectively. The compensation costs (net of forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $576 and $1,254 for the three and six months ended June 30, 2010, respectively, and $1,257 and $2,421 for the three and six months ended June 30, 2009, respectively.

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

The fair values were determined by the Company utilizing valuation reports which used the Monte Carlo valuation method provided by a third-party consultant. The measurement of performance for the 2009 and 2010 awards is substantially the same as the performance measurement for previously granted long-term performance-based share awards. Assumptions used in the valuations consisted of the following:

Capital Market Assumptions

—

Factors associated with the underlying performance of the Company’s share price and shareholder returns over the term of the performance awards including total share return volatility and risk-free interest.

—

Factors associated with the relative performance of the Company’s share price and shareholder returns when compared to those companies which compose the index including beta as a means to breakdown total volatility into market-related and company specific volatilities.

—	The valuation has been performed in a risk-neutral framework, so no assumption has been made with respect to an equity risk premium.

Employee Behavioral Assumptions

—	As termination of employment results in forfeiture of the award, demographic assumptions have not been used.

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
November 3, 2009 Grants
Target amounts	83.10%	1.70%	N/A	N/A	$30.50	20.00%
NAREIT index	83.10%	1.70%	N/A	1.280	$28.72	40.00%
Peer companies	83.10%	1.70%	N/A	0.909	$30.61	40.00%
January 27, 2010 Grants
Target amounts	83.30%	1.40%	N/A	N/A	$30.02	33.40%
NAREIT index	83.30%	1.40%	N/A	1.281	$28.96	33.30%
Peer companies	83.30%	1.40%	N/A	0.908	$29.28	33.30%

A summary of the Company’s long-term performance-based share awards as of June 30, 2010 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	153,236	$26.03
Granted	58,876	29.49
Vested (2)	(3,896)	49.53
Forfeited (2)	(6,908)	49.53

Nonvested at June 30, 2010 (1)	201,308	$28.44

(1) Amount excludes 150,000 shares that have been committed for future performance share grants. Fair value will be estimated at the beginning of the performance measurement periods on July 1, 2011 and July 1, 2014.

(2) Amounts relate to the December 2006 awards which were determined on January 1, 2010, as described fully in the above section.

As of June 30, 2010 and December 31, 2009, there were $3,482 and $2,393, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of June 30, 2010 and December 31, 2009, these costs were expected to be recognized over a weighted–average period of 3.0 and 2.9 years, respectively. As of June 30, 2010 and December 31, 2009, there were 3,896 and zero long-term performance-based share awards vested, respectively. Additionally, there were 7,792 and zero long-term performance-based awards earned but non-vested due to a service condition as of June 30, 2010 and December 31, 2009, respectively. The compensation costs (net of forfeitures) related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $324 and $647 for the three and six months ended June 30, 2010, respectively, and $336 and $632 for the three and six months ended June 30, 2009, respectively.

8.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses consist of the following expenses incurred by the hotels leased by LHL:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
General and administrative	$13,242	$12,109	$24,832	$24,375
Sales and marketing	11,157	9,909	20,527	19,920
Repairs and maintenance	6,598	5,625	12,446	11,515
Utilities and insurance	5,579	5,779	11,433	11,845
Management and incentive fees	6,793	6,409	10,087	10,140
Franchise fees	1,195	1,074	2,114	2,062
Other expenses	510	546	844	765

Total other indirect expenses	$45,074	$41,451	$82,283	$80,622

As of June 30, 2010, LHL leases all 32 hotels owned by the Company as follows:

1.	Sheraton Bloomington Hotel Minneapolis South	17.	The Grafton on Sunset
2.	Westin City Center Dallas	18.	Onyx Hotel
3.	Seaview Resort	19.	Westin Copley Place
4.	Harborside Hyatt Conference Center & Hotel	20.	Hotel Deca
5.	Hotel Viking	21.	The Hilton San Diego Resort and Spa
6.	Topaz Hotel	22.	Donovan House
7.	Hotel Rouge	23.	Le Parc Suite Hotel
8.	Hotel Madera	24.	Westin Michigan Avenue
9.	Hotel Helix	25.	Hotel Sax Chicago
10.	The Liaison Capitol Hill	26.	Alexis Hotel
11.	Lansdowne Resort	27.	Hotel Solamar
12.	Hotel George	28.	Gild Hall
13.	Indianapolis Marriott Downtown	29.	Hotel Amarano Burbank
14.	Hilton Alexandria Old Town	30.	San Diego Paradise Point Resort and Spa
15.	Chaminade Resort and Conference Center	31.	Le Montrose Suite Hotel
16.	Hilton San Diego Gaslamp Quarter	32.	Sofitel Washington, DC Lafayette Square

9.	Income Taxes

For the three months ended June 30, 2010, income tax expense of $4,161 was comprised primarily of taxes on LHL’s income of $11,349 before income tax expense. For the six months ended June 30, 2010, income tax expense of $1,966 was comprised primarily of taxes on LHL’s income of $5,323 before income tax expense.

The Company has estimated LHL’s income tax expense for the six months ended June 30, 2010 using an estimated combined federal and state annual effective tax rate of 34.1%. As of June 30, 2010, the Company had a deferred tax asset of $11,834 primarily due to past years’ tax net operating losses. These loss carryforwards will generally expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required. The timing of the reversal of the deferred tax asset in subsequent years cannot be reasonably estimated.

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

For the six months ended June 30, 2010 and 2009, diluted weighted average common shares do not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the six months ended June 30, 2010 and 2009, there were 101,619 and 72,389 anti-dilutive stock options and compensation-related shares outstanding, respectively.

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) attributable to common shareholders	$7,991	$8,208	$(17,847)	$(10,660)
Dividends paid on unvested restricted shares	(5)	(6)	(10)	(10)
Undistributed earnings attributable to unvested restricted shares	(52)	(80)	-	-

Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$7,934	$8,122	$(17,857)	$(10,670)

Denominator:
Weighted average number of common shares - basic	69,296,793	50,920,244	67,151,207	45,790,120
Effect of dilutive securities:
Stock options and compensation-related shares	101,233	79,354	-	-

Weighted average number of common shares - diluted	69,398,026	50,999,598	67,151,207	45,790,120

Basic Earnings per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$0.11	$0.16	$(0.27)	$(0.23)

Diluted Earnings per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$0.11	$0.16	$(0.27)	$(0.23)

11.	Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2010	2009
Interest paid, net of capitalized interest	$17,369	$19,804

Interest capitalized	3	649

Income taxes (refunded) paid, net	(110)	236

Distributions payable on common shares	698	636

Distributions payable on preferred shares	6,688	6,689

Redemption of preferred units for preferred shares	-	58,675

Accrued capital expenditures	635	399

Issuance of restricted shares to employees and executives, net	2,770	2,880

Issuance of common shares for board of trustees compensation	110	110

Repurchase of common shares into treasury	(566)	(365)

In conjunction with the property acquisition, the Company assumed assets and liabilities as follows:
Real estate assets (after credits at closing)	$94,043	$-
Other assets	2,315	-
Liabilities	(2,202)	-

Acquisition of property	$94,156	$-

12.	Subsequent Events

The Company paid the following common and preferred share dividends subsequent to June 30, 2010:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share (1)	Ended	Date	Date
Common	$0.01	30-Jun-2010	30-Jun-2010	15-Jul-2010
8 3/ 8% Series B Preferred	$0.52	30-Jun-2010	1-Jul-2010	15-Jul-2010
7 1/ 2% Series D Preferred	$0.47	30-Jun-2010	1-Jul-2010	15-Jul-2010
8% Series E Preferred	$0.50	30-Jun-2010	1-Jul-2010	15-Jul-2010
7 1/ 4% Series G Preferred	$0.45	30-Jun-2010	1-Jul-2010	15-Jul-2010

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

Overview

The Company measures hotel performance by evaluating financial metrics such as room revenue per available room (“RevPAR”), funds from operations (“FFO”), earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Hotel EBITDA. The Company evaluates the hotels in its portfolio and potential acquisitions using these metrics to determine each portfolio hotel’s contribution or acquisition hotel’s potential contribution toward reaching the Company’s goals of providing income to its shareholders through increases in distributable cash flow and increasing long-term total returns to shareholders through appreciation in the value of its common shares. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire new hotel properties that meet its investment criteria. Currently, due to the scarcity of hotels for sale, the tight lending conditions, the difficult operating environment and lack of economic and industry clarity, it is difficult for the Company to identify hotels to acquire that fit its stringent investment criteria at prices that are generally acceptable to sellers. However, as demonstrated by the recent acquisition of the Sofitel Washington, DC Lafayette Square, the Company continues to search for and evaluate opportunities to acquire additional hotels.

During the second quarter of 2010, the economic environment continued to show improvement, with slight improvements in the unemployment rate and meaningful increases in reported corporate profits. The U.S. lodging industry experienced increases in demand as corporations became more comfortable with and saw the need for business travel. As a result, U.S. lodging industry demand grew by 8.7%. Additionally, improving average daily rate (“ADR”) trends reflected a willingness of consumers to travel without the deep discounts that motivated them over the past several quarters. The Company’s RevPAR results reflected demand improvement across all segments and most markets in our portfolio as well as average rate growth at the majority of our hotels.

For the second quarter of 2010, the Company had net income applicable to common shareholders of $8.0 million, or $0.11 per diluted share. FFO was $35.9 million, or $0.52 per diluted share, and EBITDA was $55.5 million. RevPAR for the hotel portfolio was $146.60, an increase of 7.4% compared to the second quarter of 2009. ADR improved by 2.1% to $185.44 and occupancy grew 5.2% to 79.1%, compared to the same period of the prior year. Hotel portfolio revenues increased 7.4% and hotel expenses rose by 6.6% compared to the second quarter of 2009, resulting in hotel portfolio EBITDA growth of 9.2%. Hotel portfolio EBITDA margins improved by 53 basis points.

Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO, EBITDA and Hotel EBITDA and a reconciliation of FFO, EBITDA and Hotel EBITDA to net income, a GAAP measurement.

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

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Industry travel showed significant improvement in the second quarter of 2010 compared to the same period in 2009. Year-over-year, industry demand increased 8.7%, while industry supply grew 2.3% which translated into an industry occupancy increase of 6.2%. Additionally, industry-wide ADR was flat compared to last year, which is a marked improvement relative to the prior several quarters. Occupancy across the portfolio increased 5.2% from the prior year, as ADR grew 2.1% resulting in a RevPAR improvement of 7.4% compared to the second quarter of 2009. The Company’s outperformance relative to the U.S. lodging industry was the result of the strength of the Company’s urban markets.

Hotel Operating Revenues

Hotel operating revenues including room, food and beverage and other operating department revenues increased $18.2 million from $162.7 million in 2009 to $180.9 million in 2010. This increase is primarily due to the effects of the economic recovery which resulted in a 7.4% increase in RevPAR, attributable to a 2.1% increase in ADR across the portfolio and a 5.2% increase in occupancy across the portfolio.

The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the economic turnaround:

—	$2.6 million increase from Indianapolis Marriott Downtown;
—	$1.8 million increase from Westin Copley Place;
—	$1.3 million increase from Sheraton Bloomington Hotel Minneapolis South; and
—	$1.0 million increase from Donovan House.

Hotel operating revenues increased a net $11.5 million across 28 additional hotels in the portfolio primarily due to an increase in hotel operating revenues from the purchase of Sofitel Washington, DC Lafayette Square on March 1, 2010, which is not comparable year-over-year, and the economic turnaround, particularly in the Washington, DC, Boston and West Hollywood markets.

Other Income

Other income decreased $10.2 million from $11.7 million in 2009 to $1.5 million in 2010. This decrease is primarily due to the following:

—	$9.5 million recognized in 2009 from prior year cure payments from Marriott International at Seaview Resort; and
—	$1.0 million recognized in 2009 from the fee received related to the exchange of Series C Preferred Shares for Series G Preferred Shares.

These decreases are partially offset by $0.3 million recognized in 2010 due to gains from insurance proceeds.

Hotel Operating Expenses

Hotel operating expenses increased $11.1 million from $101.0 million in 2009 to $112.1 million in 2010. This overall increase is primarily a result of a 5.2% increase in occupancy across the portfolio attributable to the economic recovery.

The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

—	$1.3 million increase from Sheraton Bloomington Hotel Minneapolis South; and
—	$1.1 million increase from Indianapolis Marriott Downtown.

Hotel operating expenses increased a net $8.7 million across 30 additional hotels in the portfolio due primarily to an increase in hotel operating expenses from the purchase of Sofitel Washington, DC Lafayette Square on March 1, 2010, which is not comparable year-over-year, and the effects of the economic turnaround, particularly in the Washington, DC, Boston and West Hollywood markets.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million from $27.5 million in 2009 to $27.9 million in 2010. The increase is primarily due to depreciation on building and furniture, fixtures and equipment at Sofitel Washington, DC Lafayette Square, which was purchased on March 1, 2010 and is not comparable year-over-year, partially offset by a portion of the furniture, fixtures and equipment across the hotel portfolio becoming fully depreciated.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses increased $1.9 million from $6.9 million in 2009 to $8.8 million in 2010. The increase is primarily due to the following:

—	$1.3 million increase in real estate taxes in the 2010 period at Indianapolis Marriott Downtown due to decreases in assessed property values for 2009 and prior years reflected in the 2009 period; and
—	$1.0 million increase in real estate taxes in the 2010 period at Hotel Sax Chicago due to decreases in assessed property values for 2009 and prior years reflected in the 2009 period.

The above increases are partially offset by a $0.4 million decrease in real estate taxes at Westin City Center Dallas due to decreases in the assessed property values for 2010 and 2009 reflected in the 2010 period. The increase in real estate taxes from Sofitel Washington, DC Lafayette Square, which was purchased on March 1, 2010 and not comparable year-over-year, was offset by a net decrease primarily due to decreases in assessed property values across the portfolio. Insurance expense remained flat across the periods.

Ground Rent

Ground rent had no change from 2009 to 2010, with $1.5 million in both periods. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The performance at the applicable hotels was consistent across the periods.

General and Administrative

General and administrative expense decreased $0.3 million from $4.3 million in 2009 to $4.0 million in 2010 primarily as a result of a decrease in compensation costs.

Acquisition Transaction Costs

Acquisition transaction costs of an immaterial amount in 2010 consisted of residual costs associated with the purchase of Sofitel Washington, DC Lafayette Square on March 1, 2010. GAAP guidance requires that acquisition-related costs be expensed when incurred rather than capitalized.

Other Expenses

Other expenses decreased $0.6 million from $1.2 million in 2009 to $0.6 million in 2010 primarily due to a decrease in expenses related to renaming and repositioning certain hotels.

Interest Income

Interest income had no change from 2009 to 2010, with an immaterial amount earned in both periods.

Interest Expense

Interest expense decreased by $1.2 million from $9.9 million in 2009 to $8.7 million in 2010 due to a decrease in the Company’s weighted average debt, partly offset by an increase in the weighted average interest rate. The Company’s weighted average debt outstanding decreased from $860.8 million in 2009 to $629.1 million in 2010, which includes paydowns on outstanding debt with proceeds from:

—	April 2009, June 2009 and March 2010 common share offerings; and
—	operating cash flow.

The above paydowns are offset by the following:

—	additional borrowing to purchase the Sofitel Washington, DC Lafayette Square in March 2010; and
—	additional borrowings under the Company’s credit facility to finance other capital improvements during 2009 and 2010.

The Company’s weighted average interest rate increased from 4.4% in 2009 to 5.3% in 2010. Capitalized interest was zero for each of the 2009 and 2010 periods, primarily due to the temporary suspension of the redevelopment of the property owned through the Modern Magic Hotel, LLC joint venture as a hotel.

Income Tax Expense

Income tax expense decreased $3.0 million from $7.2 million in 2009 to $4.2 million in 2010 primarily as a result of LHL’s net income before income tax expense decreasing $6.4 million from $17.7 million in 2009 to $11.3 million in 2010. The decrease in LHL’s net income before income tax expense was primarily due to the $9.5 million cure payment revenue recognized at Seaview Resort in the 2009 period, partially offset by new participating leases requiring lower rent payments effective January 1, 2010. LHL’s income tax expense was calculated using an estimated combined federal and state annual effective tax rate of 34.1%.

As of June 30, 2010, the Company had a deferred tax asset of $11.8 million primarily due to past years’ tax net operating losses. These loss carryforwards will generally expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in consolidated entity represents the outside equity interest in the Modern Magic Hotel LLC joint venture, which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Noncontrolling Interests

Noncontrolling interest of common units in the Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by a third party. Income or loss is allocated to common units noncontrolling interest based on the weighted average percentage ownership throughout the period. At June 30, 2010, no third party limited partner held any common units of the Operating Partnership.

Noncontrolling interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. At June 30, 2010, no third party limited partner held any preferred units of the Operating Partnership.

Distributions to Preferred Shareholders

Distributions to preferred shareholders had no change from 2009 to 2010, with $6.7 million distributed in both periods.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Industry travel was stronger with demand improvement in the first quarter of 2010 and subsequently significantly better demand improvement in the second quarter. While industry-wide ADR declined during the first quarter, it stabilized during the second quarter. With respect to the Company’s hotels, occupancy grew by 3.5% during the six months ended June 30, 2010, while ADR declined 3.4%, which resulted in flat RevPAR year-over-year.

Hotel Operating Revenues

Hotel operating revenues including room, food and beverage and other operating department revenues increased $10.1 million from $289.1 million in 2009 to $299.2 million in 2010. This increase is primarily due to the beginning of the economic recovery in the second quarter of 2010, partially offset by the effects of the economic downturn in the first quarter of 2010, which resulted in no change in RevPAR, with a 3.5% increase in occupancy across the portfolio that was offset by a 3.4% decrease in ADR across the portfolio. Additionally, the Washington, DC area hotels benefited from the inauguration in January 2009 with year-over-year revenues decreasing in 2010 as a result.

The following hotels experienced significant increases in total room, food and beverage and other revenue primarily as a result of the effects of the economic turnaround in the second quarter of 2010:

—	$2.3 million increase from Indianapolis Marriott Downtown; and
—	$1.8 million increase from Westin Copley Place.

These increases are partially offset by the following significant decreases from the effects of the recent economic downturn primarily in the first quarter of 2010:

—	$1.6 million decrease from Westin Michigan Avenue; and
—	$1.5 million decrease from Lansdowne Resort.

Hotel operating revenues increased a net $9.1 million across 28 additional hotels in the portfolio primarily due to an increase in hotel operating revenues from the purchase of Sofitel Washington, DC Lafayette Square on March 1, 2010, which is not comparable year-over-year, and the effects of the economic turnaround in the Washington, DC, Boston and West Hollywood markets in the second quarter of 2010. These increases are partially offset by the effects of the recession in the San Diego and Dallas markets in the first quarter of 2010 and the effects of the 2009 inauguration on the Washington, DC market.

Other Income

Other income decreased $9.9 million from $13.2 million in 2009 to $3.3 million in 2010. This decrease is primarily due to the following:

—	$9.5 million recognized in 2009 from prior year cure payments from Marriott International at Seaview Resort; and
—	$1.0 million recognized in 2009 from the fee received related to the exchange of Series C Preferred Shares for Series G Preferred Shares.

Partially offsetting this decrease was an increase of $0.6 million primarily attributable to gains from insurance proceeds recognized in the 2010 period.

Hotel Operating Expenses

Hotel operating expenses increased $8.2 million from $192.6 million in 2009 to $200.8 million in 2010. This overall increase is primarily a result of a 3.5% increase in occupancy across the portfolio primarily attributable to the beginning of the economic recovery in the second quarter of 2010.

The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

—	$1.4 million increase from Sheraton Bloomington Hotel Minneapolis South; and
—	$1.3 million increase from Donovan House.

These increases are partially offset by a $1.4 million decrease from the Westin Michigan Avenue resulting from decreased occupancy due to the effects of the recession in the first quarter of 2010.

Hotel operating expenses increased a net $6.9 million across 29 additional hotels in the portfolio due primarily to an increase in hotel operating expenses from the purchase of Sofitel Washington, DC Lafayette Square on March 1, 2010, which is not comparable year-over-year, and increased occupancies resulting from the economic turnaround, particularly in the Washington, DC, Boston and West Hollywood markets.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million from $55.0 million in 2009 to $55.3 million in 2010. The increase is primarily due to depreciation on building and furniture, fixtures and equipment at Sofitel Washington, DC Lafayette Square which was purchased March 1, 2010 and is not comparable year-over-year, partially offset by a portion of the furniture, fixtures and equipment across the hotel portfolio becoming fully depreciated.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses increased $1.9 million from $15.7 million in 2009 to $17.6 million in 2010. The increase is primarily due to the following:

—	$1.3 million decrease in real estate taxes in the 2010 period at Hotel Sax due to decreases in assessed property values for 2009 and prior years reflected in the 2009 period; and
—	$1.2 million increase in real estate taxes in the 2010 period at Indianapolis Marriott Downtown due to decreases in assessed property values for 2009 and prior years reflected in the 2009 period.

The above increases are partially offset by a $0.6 million decrease in real estate taxes at Westin City Center Dallas due to decreases in the assessed property values for 2010 and 2009 reflected in the 2010 period. The increase in real estate taxes from Sofitel Washington, DC Lafayette Square, which was purchased on March 1, 2010 and not comparable year-over-year, was offset by a net decrease primarily due to decreases in assessed property values across the portfolio. Insurance expense remained flat across the periods.

Ground Rent

Ground rent decreased $0.1 million from $3.0 million in 2009 to $2.9 million in 2010. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. This decrease is due to the performance at the applicable hotels being slightly better in the 2009 period than in the 2010 period.

General and Administrative

General and administrative expense decreased $0.8 million from $8.5 million in 2009 to $7.7 million in 2010 primarily as a result of a decrease in compensation costs.

Acquisition Transaction Costs

Acquisition transaction costs of $1.5 million in 2010 relate to the purchase of Sofitel Washington, DC Lafayette Square on March 1, 2010. GAAP guidance requires that acquisition-related costs be expensed when incurred rather than capitalized.

Other Expenses

Other expenses decreased $0.1 million from $1.8 million in 2009 to $1.7 million in 2010 primarily due to a decrease in expenses related to renaming and repositioning certain hotels, partially offset by losses from damages incurred in the 2010 period, which were largely covered by insurance proceeds.

Interest Income

Interest income had no change from 2009 to 2010, with an immaterial amount earned in both periods.

Interest Expense

Interest expense decreased by $2.2 million from $19.7 million in 2009 to $17.5 million in 2010 due to a decrease in the Company’s weighted average debt, partly offset by a decrease in capitalized interest and an increase in the weighted average interest rate. The Company’s weighted average debt outstanding decreased from $917.4 million in 2009 to $641.5 million in 2010, which includes paydowns on outstanding debt with proceeds from:

—	April 2009, June 2009 and March 2010 common share offerings; and
—	operating cash flow.

The above paydowns are offset by the following:

—	additional borrowing to purchase the Sofitel Washington, DC Lafayette Square in March 2010; and
—	additional borrowings under the Company’s credit facility to finance other capital improvements during 2009 and 2010.

The Company’s weighted average interest rate, including the impact of capitalized interest, increased from 4.1% in 2009 to 5.2% in 2010. The Company’s weighted average interest rate, excluding the impact of capitalized interest, was 4.2% and 5.2% for 2009 and 2010, respectively. Capitalized interest decreased $0.6 million, from $0.6 million in 2009 to an immaterial amount in 2010, primarily due to the temporary suspension of the redevelopment of the property owned through the Modern Magic Hotel, LLC joint venture as a hotel.

Income Tax Expense

Income tax expense decreased $1.3 million from $3.3 million in 2009 to $2.0 million in 2010 primarily as a result of LHL’s net income before income tax expense decreasing $2.3 million from $7.6 million in 2009 to $5.3 million in 2010. The decrease in LHL’s net income before income tax expense was primarily due to the $9.5 million cure payment revenue recognized at Seaview Resort in the 2009 period, partially offset by new participating leases requiring lower rent payments effective January 1, 2010. LHL’s income tax expense was calculated using an estimated combined federal and state annual effective tax rate of 34.1%.

As of June 30, 2010, the Company had a deferred tax asset of $11.8 million primarily due to past years’ tax net operating losses. These loss carryforwards will generally expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset and has determined that no valuation allowance is required.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in consolidated entity represents the outside equity interest in the Modern Magic Hotel LLC joint venture, which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Noncontrolling Interests

Noncontrolling interest of common units in the Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by a third party. Income or loss is allocated to common units noncontrolling interest based on the weighted average percentage ownership throughout the period. At June 30, 2010, no third party limited partner held any common units of the Operating Partnership.

Noncontrolling interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. The decrease in noncontrolling interest of preferred units in the Operating Partnership from $0.4 million in 2009 to zero in 2010 is a result of the redemption of the 2,348,888 Series C Preferred Units on February 1, 2009, resulting in no third party limited partner holding any preferred units of the Operating Partnership.

Distributions to Preferred Shareholders

Distributions to preferred shareholders increased $0.4 million, from $13.0 million in 2009 to $13.4 million in 2010. This increase was due to the redemption of the Series C Preferred Units and issuance of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest on February 1, 2009, which were subsequently exchanged for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest on April 16, 2009.

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

FFO, EBITDA and Hotel EBITDA do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO, EBITDA and Hotel EBITDA are not measures of the Company’s liquidity, nor are FFO, EBITDA and Hotel EBITDA indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO, EBITDA and Hotel EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company’s operating performance.

The following is a reconciliation between net income (loss) attributable to common shareholders and FFO for the three and six months ended June 30, 2010 and 2009 (in thousands, except share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) attributable to common shareholders	$7,991	$8,208	$(17,847)	$(10,660)
Depreciation	27,800	27,307	55,050	54,690
Amortization of deferred lease costs	95	100	192	200
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	9	(13)	(19)	(19)
Noncontrolling interest of common units in Operating Partnership	-	26	-	9

FFO	$35,895	$35,628	$37,376	$44,220

Weighted average number of common shares and units outstanding:
Basic	69,296,793	50,990,244	67,151,207	45,860,120
Diluted	69,398,026	51,069,598	67,252,826	45,932,509

The following is a reconciliation between net income (loss) attributable to common shareholders, EBITDA and Hotel EBITDA for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) attributable to common shareholders	$7,991	$8,208	$(17,847)	$(10,660)
Interest expense	8,725	9,887	17,501	19,747
Income tax expense	4,161	7,245	1,966	3,304
Depreciation and amortization	27,938	27,482	55,326	55,041
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	9	(13)	(19)	(19)
Noncontrolling interest of common units in Operating Partnership	-	26	-	9
Noncontrolling interest of preferred units in Operating Partnership	-	-	-	367
Distributions to preferred shareholders	6,688	6,689	13,377	13,011

EBITDA	$55,512	$59,524	$70,304	$80,800
Corporate expense	4,990	5,349	11,598	10,267
Interest and other income	(1,550)	(11,760)	(3,302)	(13,230)
Hotel level adjustments, net	(409)	493	(900)	1,855

Hotel EBITDA	$58,543	$53,606	$77,700	$79,692

Hotel EBITDA includes the operating data for all properties for the three and six months ended June 30, 2010 and 2009. Hotel EBITDA includes adjustments made for presentation of comparable information.

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

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of June 30, 2010, $8.0 million was available in restricted cash reserves for future capital expenditures.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from hotels leased by LHL. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s credit facility, secured financing on one or all of the Company’s 25 unencumbered properties, the sale of one or more properties, equity issuances available under the Company’s shelf registration statement and the issuance of up to $150.0 million of common shares from time to time under the Company’s equity distribution agreements.

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

Debt as of June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

			Balance Outstanding as of
	Interest	Maturity	June 30,	December 31,
Debt	Rate	Date	2010	2009
Credit facilities
Senior unsecured credit facility	Floating (a)	April 2011 (a)	$-	$-
LHL unsecured credit facility	Floating (b)	April 2011 (b)	-	6,259

Total borrowings under credit facilities			-	6,259

Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Le Montrose Suite Hotel	8.08%	July 2010 (d)	-	12,859
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	5.64%	August 2014	9,784	9,908
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans at stated value			582,064	595,047
Unamortized loan premium (e)			308	342

Total mortgage loans			582,372	595,389

Total debt			$624,872	$644,148

(a)

Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding as of June 30, 2010 or December 31, 2009. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2009, the rate, including the applicable margin, for LHL’s outstanding LIBOR borrowings was 0.93%. There were no borrowings outstanding as of June 30, 2010. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2010 were 0.33% and 0.31% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2009 were 0.35% and 0.32% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)	The Company repaid the mortgage loan on February 1, 2010 through borrowings on its senior unsecured credit facility.

(e)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $308 as of June 30, 2010 and $342 as of December 31, 2009.

The Company incurred interest expense of $8.7 million and $17.5 million for the three and six months ended June 30, 2010, respectively, and $9.9 million and $19.7 million for the three and six months ended June 30, 2009, respectively. Included in interest expense is the amortization of deferred financing fees of $0.2 million and $0.5 million for the three and six months ended June 30, 2010, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2009, respectively. Interest was capitalized at zero and an immaterial amount for the three and six months ended June 30, 2010, respectively, and zero and $0.6 million for the three and six months ended June 30, 2009, respectively.

As of June 30, 2010, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450.0 million. The credit facility’s maturity date is April 13, 2011 with, at the Company’s option, a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2010, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the senior unsecured credit facility was 0.9% for the six months ended June 30, 2010 and 1.3% for each of the three and six months ended June 30, 2009. There were no borrowings under the senior unsecured credit facility during the three months ended June 30, 2010 and thus a weighted average interest rate is not applicable for that period. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively, and $0.1 million for each of the three and six months ended June 30, 2009. As of June 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility’s maturity date is April 13, 2011 with, at LHL’s option, a one-year extension option. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2010, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 1.0% and 0.9% for the three and six months ended June 30, 2010, respectively, and 1.2% for each of the three and six months ended June 30, 2009. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of an immaterial amount for each of the three and six months ended June 30, 2010 and 2009. As of June 30, 2010 and December 31, 2009, LHL had zero and $6.3 million, respectively, of outstanding borrowings under the LHL credit facility.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2010, the carrying value and estimated fair value of the Company’s debt were $624.9 million and $574.4 million, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt were $644.1 million and $563.7 million, respectively. The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

Equity Issuances

On March 2, 2010, the Company completed an underwritten public offering of 6,152,500 common shares of beneficial interest, par value $0.01 per share, including 802,500 common shares pursuant to an overallotment option exercise. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $109.1 million. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

Sources and Uses of Cash

As of June 30, 2010, the Company had $28.3 million of cash and cash equivalents and $14.3 million of restricted cash reserves, $8.0 million of which was available for future capital expenditures. Additionally, the Company had $447.9 million available under the senior unsecured credit facility, with $2.1 million reserved for outstanding letters of credit, and $25.0 million available under the LHL credit facility.

Net cash provided by operating activities was $50.2 million for the six months ended June 30, 2010 primarily due to the operations of hotels leased by LHL, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $104.9 million for the six months ended June 30, 2010 primarily due to the purchase of Sofitel Washington, DC Lafayette Square, outflows for improvements and additions at the hotels and development property and the net funding of restricted cash reserves, partially offset by property insurance proceeds.

Net cash provided by financing activities was $74.6 million for the six months ended June 30, 2010 primarily due to borrowings under credit facilities and net proceeds from the common share offerings, partially offset by repayments under credit facilities, mortgage loan repayments, payment of distributions to the common shareholders and payment of distributions to preferred shareholders.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flows from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, property acquisitions, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities, borrowings under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 25 unencumbered properties, the sale of one or more properties, equity issuances available under the Company’s shelf registration statement and the issuance of up to $150.0 million of common shares from time to time under the Company’s equity distribution agreements. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 25 unencumbered properties, the sale of one or more properties or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 25 unencumbered properties, the sale of one or more properties, estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement and the issuance of up to $150.0 million of common shares from time to time under the Company’s equity distribution agreements. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved. During the second quarter of 2009, the Company suspended development activities at the property owned through the Modern Magic Hotel LLC joint venture as a result of the current economic downturn. The Company plans to recommence such activities once economic conditions and lodging industry fundamentals demonstrate sustained improvement.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of June 30, 2010 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$743,972	$33,350	$129,153	$127,725	$453,744
Ground rent (2)	201,904	5,173	10,369	10,267	176,095
Massport Bonds (1)	43,518	132	266	266	42,854
Purchase commitments (3)
Purchase orders and letters of commitment	14,237	14,237	-	-	-

Total obligations and commitments	$1,003,631	$52,892	$139,788	$138,258	$672,693

(1)	Amounts include principal and interest.
(2)

Amounts calculated based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(3)

As of June 30, 2010, purchase orders and letters of commitment totaling approximately $14.2 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three and six months ended June 30, 2010 and 2009:

	For the three months ended			For the six months ended
	June 30,			June 30,
	2010	2009	Variance	2010	2009	Variance
Total Portfolio
Occupancy	79.1%	75.1%	5.2%	70.6%	68.2%	3.5%
ADR	$185.44	$181.61	2.1%	$172.28	$178.38	-3.4%
RevPAR	$146.60	$136.47	7.4%	$121.60	$121.61	0.0%

Joint Ventures

The Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, owns floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL. The joint venture has developed plans to convert the existing vacant floors to a hotel. Redevelopment activity has been temporarily suspended, but is expected to resume when economic conditions and lodging industry fundamentals demonstrate sustained improvement. As a result of the suspension of redevelopment activity, the Company has temporarily ceased the capitalization of interest, real estate taxes and insurance costs incurred by the development. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs, including previously capitalized interest, totaling $62.5 million and $62.2 million are included in property under development in the consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively. The 5.0% interest of the outside partner is included in redeemable noncontrolling interest in consolidated entity in the consolidated balance sheets.

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

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. As of June 30, 2010, approximately $42.5 million of the Company’s aggregate indebtedness (6.8% of total indebtedness) was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease by approximately $0.1 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $42.5 million, the balance as of June 30, 2010.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2010. There were no changes to the Company’s internal control over financial reporting during the second quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

  The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter   ended June 30, 2010, filed on July 21, 2010, formatted in XBRL: (i) Consolidated Balance Sheets, (ii)

  Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of

  Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: July 21, 2010	BY:	/s/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101

  The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter   ended June 30, 2010, filed on July 21, 2010, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated   Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and   (v) Notes to Consolidated Financial Statements, tagged as blocks of text