Form 10-Q
period 2010-09-30
LaSalle Hotel Properties
filed 2010-10-20
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at October 20, 2010
Common Shares of Beneficial Interest ($0.01 par value)	73,059,600
8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	1,100,000
7 1/2% Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	6,348,888

PART I. Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets:
Investment in hotel properties, net	$2,137,292	$1,882,502
Property under development	68,909	64,129
Cash and cash equivalents	29,026	8,441
Restricted cash reserves (Note 5)	17,653	11,750
Hotel receivables (net of allowance for doubtful accounts of $1,020 and $881, respectively)	27,114	18,875
Deferred financing costs, net	1,035	1,677
Deferred tax asset	10,278	13,648
Prepaid expenses and other assets	40,325	22,541

Total assets	$2,331,632	$2,023,563

Liabilities:
Borrowings under credit facilities (Note 4)	$135,000	$6,259
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $289 and $342, respectively) (Note 4)	582,292	595,389
Accounts payable and accrued expenses	75,316	60,013
Advance deposits	10,869	10,065
Accrued interest	2,749	3,038
Distributions payable	14,725	7,325

Total liabilities	863,451	724,589

Redeemable noncontrolling interest in consolidated entity (Note 3)	2,595	2,739

Commitments and contingencies

Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value (liquidation preference of $352,972), 40,000,000 shares authorized; 14,118,888 shares issued and outstanding (Note 6)	141	141
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 73,061,144 shares issued and 73,059,600 outstanding, and 63,609,154 shares issued and outstanding, respectively (Note 6)	731	636
Treasury shares, at cost	(28)	0
Additional paid-in capital, net of offering costs of $60,938 and $54,622, respectively	1,656,246	1,469,730
Distributions in excess of retained earnings	(191,544)	(174,320)

Total shareholders’ equity	1,465,546	1,296,187

Noncontrolling Interest:
Noncontrolling interest in consolidated entity	40	48

Total equity	1,465,586	1,296,235

Total liabilities and equity	$2,331,632	$2,023,563

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(in thousands, except share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Hotel operating revenues:
Room	$113,070	$98,916	$294,486	$272,764
Food and beverage	43,340	40,143	122,469	116,001
Other operating department	12,333	12,618	33,128	32,967

Total hotel operating revenues	168,743	151,677	450,083	421,732
Other income	1,566	1,277	4,813	14,476

Total revenues	170,309	152,954	454,896	436,208

Expenses:
Hotel operating expenses:
Room	26,559	23,786	71,912	66,249
Food and beverage	30,429	26,971	85,836	78,341
Other direct	5,603	5,152	14,747	13,907
Other indirect	42,387	37,811	117,330	112,076

Total hotel operating expenses	104,978	93,720	289,825	270,573
Depreciation and amortization	26,526	26,121	79,606	78,744
Real estate taxes, personal property taxes and insurance	8,760	8,234	25,790	22,744
Ground rent (Note 5)	1,742	1,890	4,639	4,891
General and administrative	4,187	2,263	11,784	10,691
Acquisition transaction costs	555	0	2,026	0
Other expenses	798	355	2,540	1,661

Total operating expenses	147,546	132,583	416,210	389,304

Operating income	22,763	20,371	38,686	46,904
Interest income	26	14	78	43
Interest expense	(8,872)	(9,171)	(26,369)	(28,915)

Income before income tax expense and discontinued operations	13,917	11,214	12,395	18,032
Income tax expense (Note 9)	(2,026)	(2,007)	(4,285)	(6,107)

Income from continuing operations	11,891	9,207	8,110	11,925

Discontinued operations:
Income (loss) from operations of properties disposed of, including gain on sale and loss on impairment	4,712	747	3,711	(59)
Income tax benefit	166	176	459	972

Net income from discontinued operations	4,878	923	4,170	913

Net income	16,769	10,130	12,280	12,838

Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity (Note 3)	17	2	36	21
Noncontrolling interest of common units in Operating Partnership (Notes 1 and 6)	0	(13)	0	(22)
Noncontrolling interest of preferred units in Operating Partnership (Notes 1 and 6)	0	0	0	(367)

Net loss (income) attributable to noncontrolling interests	17	(11)	36	(368)

Net income attributable to the Company	16,786	10,119	12,316	12,470
Distributions to preferred shareholders	(6,689)	(6,688)	(20,066)	(19,699)

Net income (loss) attributable to common shareholders	$10,097	$3,431	$(7,750)	$(7,229)

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(in thousands, except share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Earnings per Common Share - Basic:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.07	$0.04	$(0.17)	$(0.16)
Discontinued operations	0.07	0.01	0.06	0.02

Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.14	$0.05	$(0.11)	$(0.14)

Earnings per Common Share - Diluted:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.07	$0.04	$(0.17)	$(0.16)
Discontinued operations	0.07	0.01	0.06	0.02

Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.14	$0.05	$(0.11)	$(0.14)

Weighted average number of common shares outstanding:
Basic	71,246,259	63,002,718	68,531,224	51,590,702
Diluted	71,345,731	63,078,201	68,531,224	51,590,702

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Equity

(in thousands, except per share/unit data)

(unaudited)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest in Consolidated Entity	Noncontrolling Interest of Common Units in Operating Partnership	Noncontrolling Interest of Preferred Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$118	$411	$0	$1,146,581	($153,438)	$993,672	$64	$668	$59,739	$60,471	$1,054,143

Issuance of shares, net of offering costs	0	224	58	260,267	0	260,549	0	0	0	0	260,549
Repurchase of common shares into treasury	0	0	(365)	0	0	(365)	0	0	0	0	(365)
Options exercised	0	0	0	342	0	342	0	0	0	0	342
Unit conversions	23	0	0	58,849	0	58,872	0	(150)	(58,675)	(58,825)	47
Deferred compensation, net	0	0	307	1,955	207	2,469	0	0	0	0	2,469
Reclassification of noncontrolling interest	0	0	0	242	0	242	0	(242)	0	(242)	0
Redeemable noncontrolling interest	0	0	0	0	21	21	0	0	0	0	21
Distributions on common shares/units ($0.03 per share/unit)	0	0	0	0	(1,682)	(1,682)	0	(2)	0	(2)	(1,684)
Distributions on preferred shares/units	0	0	0	0	(19,699)	(19,699)	(8)	0	(1,431)	(1,439)	(21,138)
Net income	0	0	0	0	12,449	12,449	0	22	367	389	12,838

Balance, September 30, 2009	$141	$635	$0	$1,468,236	($162,142)	$1,306,870	$56	$296	$0	$352	$1,307,222

Balance, December 31, 2009	$141	$636	$0	$1,469,730	($174,320)	$1,296,187	$48	$0	$0	$48	$1,296,235

Issuance of shares, net of offering costs	0	95	830	183,191	0	184,116	0	0	0	0	184,116
Repurchase of common shares into treasury	0	0	(566)	0	0	(566)	0	0	0	0	(566)
Options exercised	0	0	0	171	0	171	0	0	0	0	171
Deferred compensation, net	0	0	(292)	3,154	17	2,879	0	0	0	0	2,879
Redeemable noncontrolling interest	0	0	0	0	36	36	0	0	0	0	36
Distributions on issued long-term performance-based share awards	0	0	0	0	(46)	(46)	0	0	0	0	(46)
Distributions on common shares ($0.13 per share)	0	0	0	0	(9,445)	(9,445)	0	0	0	0	(9,445)
Distributions on preferred shares	0	0	0	0	(20,066)	(20,066)	(8)	0	0	(8)	(20,074)
Net income	0	0	0	0	12,280	12,280	0	0	0	0	12,280

Balance, September 30, 2010	$141	$731	($28)	$1,656,246	($191,544)	$1,465,546	$40	$0	$0	$40	$1,465,586

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$12,280	$12,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,910	82,331
Amortization of deferred financing costs and mortgage premium	621	716
Gain on sale of property	(29,168)	0
Loss on impairment of property	23,568	0
Deferred compensation	2,879	2,469
Allowance for doubtful accounts	139	(450)
Other	(566)	0
Changes in assets and liabilities:
Restricted cash reserves, net	(1,466)	(810)
Rent receivable	0	85
Hotel receivables	(7,185)	(8,301)
Deferred tax asset	3,370	4,824
Prepaid expenses and other assets	(17,909)	1,359
Accounts payable and accrued expenses	13,090	(11,069)
Advance deposits	1,067	(497)
Accrued interest	(289)	(589)

Net cash provided by operating activities	83,341	82,906

Cash flows from investing activities:
Improvements and additions to properties	(18,528)	(21,999)
Acquisition of properties	(386,032)	0
Purchase of office furniture and equipment	(112)	(16)
Restricted cash reserves, net	(3,030)	(879)
Proceeds from sale of properties	66,723	0
Property insurance proceeds	1,207	0

Net cash used in investing activities	(339,772)	(22,894)

Cash flows from financing activities:
Borrowings under credit facilities	385,299	240,389
Repayments under credit facilities	(256,558)	(472,374)
Repayments of mortgage loans	(13,044)	(70,094)
Payment of deferred financing costs	(32)	0
Return of contributions to redeemable noncontrolling interest	(108)	0
Purchase of treasury shares	(566)	(365)
Proceeds from exercise of stock options	171	342
Proceeds from issuance of common shares	190,322	272,361
Payment of common offering costs	(6,316)	(11,924)
Distributions on issued long-term performance-based share awards	(46)	0
Distributions on preferred shares/units	(20,074)	(20,073)
Distributions on common shares/units	(2,032)	(4,543)

Net cash provided by (used in) financing activities	277,016	(66,281)

Net change in cash and cash equivalents	20,585	(6,269)
Cash and cash equivalents, beginning of period	8,441	18,056

Cash and cash equivalents, end of period	$29,026	$11,787

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

As of September 30, 2010, the Company owned interests in 33 hotels with over 8,800 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL (see Note 8) or a wholly-owned subsidiary of LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between 2012 and 2014. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement. Additionally, the Company owns a 95.0% joint venture interest in Modern Magic Hotel LLC (see Note 3).

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, all of the common units of the Operating Partnership at September 30, 2010. See Note 6 for additional disclosures on common and preferred Operating Partnership units.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

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

As of September 30, 2010, the consolidated results of the Company include the following ownership interests held by owners other than the Company: the outside preferred ownership interests in a tax-related ownership entity and the 5.0% interest of the outside partner in the Modern Magic Hotel LLC joint venture.

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

Regarding the 5.0% interest of the outside partner in the Modern Magic Hotel LLC joint venture, the operating agreement contains a liquidation option for the 5.0% investor which, in certain circumstances, could result in a net cash settlement outside the control of the Company. Accordingly, consistent with GAAP requirements, the Company records this noncontrolling interest outside of permanent equity in the consolidated balance sheets. Net income or loss is allocated to this noncontrolling interest in the consolidated statements of operations. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

this interest at its carrying value as of September 30, 2010 and December 31, 2009 as the carrying value exceeded the estimated redemption value.

Fair Value Measurements

The Company has adopted the provisions under GAAP for fair value measurements. Fair value measurements during 2010 consisted of the impairment of one of our hotel properties (see Note 3), the allocation of the purchase price for acquired hotels (see Note 3) and the recurring disclosure associated with the valuation of financial instruments (see Note 4).

In evaluating the fair value, GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The hierarchy ranks the quality and reliability of inputs used to determine fair value, which are then classified and disclosed in one of the three categories. The three levels are as follows:

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable.

Level 3—Model-derived valuations with unobservable inputs.

As required by the guidance, the Company classifies assets and liabilities based on the lowest level of input that is significant to the fair value measurement.

Recently Issued Accounting Pronouncements

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement which amends GAAP as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This pronouncement was effective for the first annual reporting period that began after November 15, 2009. Earlier adoption was prohibited. Upon adoption, the Company reevaluated its interest in the Modern Magic Hotel LLC joint venture (see Note 3), in light of the amendments to GAAP described above. Based on the evaluation performed, management has concluded that there is no change from its initial assessment and continues to consolidate the entity.

3. Investment in Properties

Investment in hotel properties is net of accumulated depreciation of $600,043 and $576,013 as of September 30, 2010 and December 31, 2009, respectively.

The Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, owns floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL. The joint venture has developed plans to convert the existing vacant floors to a hotel. Redevelopment activity has been temporarily suspended, but is expected to resume when economic conditions and lodging industry fundamentals demonstrate sustained improvement. As a result of the suspension of redevelopment activity, the Company has temporarily ceased the capitalization of interest, real estate taxes and insurance costs incurred by the development. Since the Company holds a controlling interest, the

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs, including previously capitalized interest, real estate taxes and insurance costs, totaling $62,508 and $62,190 are included in property under development in the accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively. The 5.0% interest of the outside partner is included in redeemable noncontrolling interest in consolidated entity in the accompanying consolidated balance sheets.

During the nine months ended September 30, 2010, the Company acquired 100% interests in four upscale, full-service hotels, each of which is leased to LHL. The Company recorded the acquisitions at fair value using model-derived valuations, which are classified within level 3 of the fair value hierarchy (see Note 2), with all of the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The acquisition allocations may be adjusted if any of the assumptions underlying the purchase accounting change. In connection with the acquisitions, the Company incurred acquisition transaction costs that were expensed as incurred in accordance with GAAP. The following is a summary of the acquisitions:

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the three months ended September 30, 2010	For the nine months ended September 30, 2010
Sofitel Washington, DC Lafayette Square	March 1, 2010	237	Washington, DC	$95,000	Sofitel (Accor SA)	$—	$1,471
Hotel Monaco San Francisco	September 1, 2010	201	San Francisco, CA	68,500	Kimpton Hotel & Restaurant Group, L.L.C.	143	143
Westin Philadelphia	September 1, 2010	294	Philadelphia, PA	145,000	HEI Hotels & Resorts	212	212
Embassy Suites Philadelphia - Center City	September 1, 2010	288	Philadelphia, PA	79,000	HEI Hotels & Resorts	200	200

Total				$387,500		$555	$2,026

The source of the funding for the March 1, 2010 acquisition was the Company’s senior unsecured credit facility, which was subsequently paid down with proceeds from the March 2, 2010 public offering of common shares of beneficial interest (see Note 6). The sources of the funding for the September 1, 2010 acquisitions were the Company’s senior unsecured credit facility and available cash, including cash from operations, proceeds from the sale of the Seaview Resort and proceeds from prior issuances of common shares of beneficial interest under the Company’s equity distribution agreements (see Note 6). Total revenues and net income from the acquired hotels of $20,607 and $2,525, respectively, are included in the accompanying consolidated statements of operations for the nine months ended September 30, 2010.

Condensed Pro Forma Financial Information

The results of operations of the acquired properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the 2010 acquisitions, including the above described acquisitions and the Hotel Roger Williams which was acquired on October 6, 2010 (see Note 12), had been consummated as of the beginning of the respective annual reporting periods. In addition, for purposes of the unaudited condensed pro forma financial information only, the March 2, 2010 issuance of 6,152,500 common shares of beneficial interest and the August 2010 issuance of 3,270,936 common shares of beneficial interest are presented as if the issuances had occurred at the beginning of the respective annual reporting periods. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the acquisitions been consummated at the beginning of the respective annual reporting periods, nor does it purport to represent the results of operations for future periods. The unaudited condensed pro forma financial information has not been adjusted for property sales.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenues	$183,626	$175,652	$506,162	$504,402
Net income	$17,035	$10,474	$13,525	$14,110
Net income (loss) attributable to common shareholders	$10,363	$3,775	$(6,505)	$(5,957)

Earnings per common share - basic	$0.14	$0.05	$(0.09)	$(0.10)
Earnings per common share - diluted	$0.14	$0.05	$(0.09)	$(0.10)

Weighted average number of common shares outstanding:
Basic	72,570,906	72,426,154	72,566,076	61,014,138
Diluted	72,670,378	72,501,637	72,566,076	61,014,138

Discontinued Operations

Effective August 20, 2010, the Company entered into a contract to sell the Seaview Resort upon receiving a nonrefundable deposit and the property was determined to be held for sale as of that date. This was deemed a triggering event for impairment since it represented a change in management’s plan with respect to the property, resulting in a change in the property’s estimated holding period. Accordingly, the Company performed an impairment analysis and recorded an impairment loss of $23,568 after determining fair value using the sales contract, which is classified within level 2 of the fair value hierarchy (see Note 2). On September 1, 2010, the Company sold the Seaview Resort for $20,000. The Company retained responsibility for the repair of the roof at the property which the Company believes will be covered by its property insurance, less a standard deductible amount which is included in the impairment loss. The estimated cost of the project is between $3,000 and $6,000, with the Company’s exposure limited by contract to $5,000. Accordingly, the Company recorded a liability for related costs of $5,000, of which the unpaid balance of $4,971 is included in accounts payable and accrued expenses, and a receivable from the insurance company of $4,975, which is included in prepaid expenses and other assets, in the accompanying consolidated balance sheets as of September 30, 2010. The project is expected to be completed by mid-2011.

Effective August 9, 2010, the Company entered into a contract to sell the Westin City Center Dallas upon receiving a nonrefundable deposit and the property was determined to be held for sale as of that date. This was deemed a triggering event for impairment since it represented a change in management’s plan with respect to the property, resulting in a change in the property’s estimated holding period. Accordingly, the Company performed an impairment analysis and determined that no impairment was present. On September 30, 2010, the Company sold the Westin City Center Dallas for $50,000, resulting in a gain of $29,168.

The following is a summary of the results of the properties classified in discontinued operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Operating revenues	$7,799	$9,753	$25,666	$28,833
Operating expenses	8,687	9,006	27,555	28,892

(Loss) income from operations before gain/loss	(888)	747	(1,889)	(59)
Gain on sale	29,168	—	29,168	—
Loss on impairment	(23,568)	—	(23,568)	—

Income (loss) from operations	4,712	747	3,711	(59)
Income tax benefit	166	176	459	972

Net income from discontinued operations	$4,878	$923	$4,170	$913

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

4. Long-Term Debt

On February 1, 2010, the Company repaid without fee or penalty the Le Montrose Suite Hotel mortgage loan in the amount of $12,836 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loan was due to mature in July 2010.

Debt as of September 30, 2010 and December 31, 2009 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	September 30, 2010	December 31, 2009
Credit facilities
Senior unsecured credit facility	Floating (a)	April 2011 (a)	$135,000	$—
LHL unsecured credit facility	Floating (b)	April 2011 (b)	—	6,259

Total borrowings under credit facilities			135,000	6,259

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Le Montrose Suite Hotel	8.08%	July 2010 (d)	—	12,859
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	5.64%	August 2014	9,723	9,908
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans at stated value			582,003	595,047
Unamortized loan premium (e)			289	342

Total mortgage loans			582,292	595,389

Total debt			$759,792	$644,148

(a)

Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of September 30, 2010, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings was 0.96%. There were no borrowings outstanding at December 31, 2009. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2009, the rate, including the applicable margin, for LHL’s outstanding LIBOR borrowings was 0.93%. There were no borrowings outstanding as of September 30, 2010. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of September 30, 2010 were 0.30% and 0.35% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2009 were 0.35% and 0.32% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)	The Company repaid the mortgage loan on February 1, 2010 through borrowings on its senior unsecured credit facility.
(e)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $289 as of September 30, 2010 and $342 as of December 31, 2009.

The Company incurred interest expense of $8,872 and $26,369 for the three and nine months ended September 30, 2010, respectively, and $9,171 and $28,915 for the three and nine months ended September 30, 2009, respectively. Included in interest expense is the amortization of deferred financing costs of $217 and $674 for the three and nine months ended September 30, 2010, respectively, and $232 and $767 for the three and nine months

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

ended September 30, 2009, respectively. Interest was capitalized in the amounts of $59 and $62 for the three and nine months ended September 30, 2010, respectively, and $24 and $673 for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2010, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450,000. The credit facility’s maturity date is April 13, 2011 with, at the Company’s option, a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2010, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the senior unsecured credit facility was 1.0% for each of the three and nine months ended September 30, 2010, and 1.1% and 1.3% for the three and nine months ended September 30, 2009, respectively. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $125 and $402 for the three and nine months ended September 30, 2010, respectively, and $139 and $285 for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010 and December 31, 2009, the Company had $135,000 and zero, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility’s maturity date is April 13, 2011 with, at LHL’s option, a one-year extension option. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2010, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 1.0% and 0.9% for the three and nine months ended September 30, 2010, respectively, and 1.1% and 1.2% for the three and nine months ended September 30, 2009, respectively. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of $7 and $18 for the three and nine months ended September 30, 2010, respectively, and $5 and $13 for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010 and December 31, 2009, LHL had zero and $6,259, respectively, of outstanding borrowings under the LHL credit facility.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy (see Note 2). Rates and credit spreads take into consideration general market conditions and maturity. As of September 30, 2010, the carrying value and estimated fair value of the Company’s debt were $759,792 and $746,185, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt were $644,148 and $563,731, respectively. The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

5. Commitments and Contingencies

Ground and Air Rights Leases

Five of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa and Hotel Solamar, and part of the parking lot at Sheraton Bloomington Hotel Minneapolis South are subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The lease on the parking lot at the Sheraton Bloomington Hotel Minneapolis South expires in 2014, but the Company has an option to extend the lease for 7 years to 2021. None of the remaining leases expire prior to 2020. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year. Total ground rent expense was $1,742 and $4,639 for the three and nine months ended September 30, 2010, respectively, and $1,890 and $4,891 for the three and nine months ended September 30, 2009, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash. As of September 30, 2010, $9,238 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover required capital expenditures under agreements that do not necessitate that the Company separately reserve cash.

Restricted Cash Reserves

At September 30, 2010, the Company held $17,653 in restricted cash reserves. Included in such amounts are (i) $9,238 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $7,213 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments, and (iii) $1,202 held by insurance companies on our behalf to be refunded or applied to future liabilities.

Litigation

The nature of the operations of the hotels exposes the hotels and the Company to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

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

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

On January 27, 2010, the Company granted 49,122 restricted common shares of beneficial interest to the Company’s executives and employees, of which 7,212 were issued from treasury. The restricted shares granted vest over three years, starting January 1, 2011. These common shares of beneficial interest were issued under the 2009 Plan.

On March 2, 2010, the Company completed an underwritten public offering of 6,152,500 common shares of beneficial interest, par value $0.01 per share, including 802,500 common shares pursuant to an overallotment option exercise by the underwriters. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $109,150. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

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

During August 2010, the Company sold 3,270,936 common shares of beneficial interest, par value $0.01 per share, under the Agreements, of which 36,044 were issued from treasury. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $74,856. The net proceeds were used to fund in part the September 1, 2010 acquisitions of the Hotel Monaco San Francisco, the Westin Philadelphia and the Embassy Suites Philadelphia – Center City.

As of September 30, 2010, the Company had availability under the Agreements to issue and sell common shares of beneficial interest having an aggregate offering price of up to $73,500.

During the nine months ended September 30, 2010, the Company received 26,262 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and 27,788 common shares of beneficial interest related to the forfeiture of restricted shares due to employee resignations.

Common Dividends

The Company paid the following dividends on common shares during the nine months ended September 30, 2010:

Dividend per Share	For the Quarter Ended	Record Date	Payable Date
$0.01	31-Dec-2009	31-Dec-2009	15-Jan-2010
$0.01	31-Mar-2010	31-Mar-2010	15-Apr-2010
$0.01	30-Jun-2010	30-Jun-2010	15-Jul-2010

Treasury Shares

Treasury shares are accounted for under the cost method. During the nine months ended September, 2010, the Company received 54,050 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and forfeiture of restricted shares due to employee resignations. During the nine months ended September 30, 2010, the Company re-issued 8,097 treasury shares related to earned 2009 compensation for the Board of Trustees pursuant to award arrangements existing on or before January 1, 2009, 8,365 treasury shares related to the grant of restricted common shares of beneficial interest in

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

January and April 2010, and 36,044 treasury shares related to the sale of common shares of beneficial interest under the Agreements in August 2010.

At September 30, 2010, there were 1,544 common shares of beneficial interest in treasury.

Preferred Shares

The Series B Preferred Shares, Series C Preferred Shares (which were issued effective February 1, 2009 and exchanged for Series G Preferred Shares on April 16, 2009), Series D Preferred Shares, Series E Preferred Shares, and Series G Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company currently has the option to redeem the Series B Preferred Shares and Series D Preferred Shares. The Company may not optionally redeem the Series E Preferred Shares or Series G Preferred Shares, prior to February 8, 2011 and November 17, 2011, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption.

The following Preferred Shares were outstanding as of September 30, 2010:

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

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

Preferred Dividends

The Company paid the following dividends on preferred shares during the nine months ended September 30, 2010:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Payable Date
8 3/8% Series B	$0.52	31-Dec-2009	1-Jan-2010	15-Jan-2010
7 1/2% Series D	$0.47	31-Dec-2009	1-Jan-2010	15-Jan-2010
8% Series E	$0.50	31-Dec-2009	1-Jan-2010	15-Jan-2010
7 1/4% Series G	$0.45	31-Dec-2009	1-Jan-2010	15-Jan-2010
8 3/8% Series B	$0.52	31-Mar-2010	1-Apr-2010	15-Apr-2010
7 1/2% Series D	$0.47	31-Mar-2010	1-Apr-2010	15-Apr-2010
8% Series E	$0.50	31-Mar-2010	1-Apr-2010	15-Apr-2010
7 1/4% Series G	$0.45	31-Mar-2010	1-Apr-2010	15-Apr-2010
8 3/8% Series B	$0.52	30-Jun-2010	1-Jul-2010	15-Jul-2010
7 1/2% Series D	$0.47	30-Jun-2010	1-Jul-2010	15-Jul-2010
8% Series E	$0.50	30-Jun-2010	1-Jul-2010	15-Jul-2010
7 1/4% Series G	$0.45	30-Jun-2010	1-Jul-2010	15-Jul-2010

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

Noncontrolling Interest of Common Units in Operating Partnership

As of September 30, 2010, the Operating Partnership had no units held by a third party outstanding.

Noncontrolling Interest of Preferred Units in Operating Partnership

There were no preferred units outstanding as of September 30, 2010.

7. Equity Incentive Plan

At the 2009 Annual Meeting of Shareholders held on April 23, 2009, the common shareholders approved the 2009 Plan, under which the Company may issue equity-based awards to officers, employees, non-employee trustees and any other persons providing services to or for the Company and its subsidiaries. The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, performance shares, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019. The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three to four year period, with certain awards vesting over periods of up to nine years. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulation. There were no unvested stock options outstanding as of September 30, 2010. At September 30, 2010, there were 1,543,254 common shares available for future grant under the 2009 Plan.

Service Condition Nonvested Share Awards

From time to time, the Company awards nonvested shares to members of the Board of Trustees, executives, and employees. The nonvested shares vest over three to nine years based on continued employment. The Company measures compensation costs for the nonvested shares based upon the fair market value of its common shares at the date of grant. Compensation costs are recognized on a straight-line basis over the vesting period and are included in general and administrative expense in the accompanying consolidated statements of operations.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

A summary of the Company’s service condition nonvested shares as of September 30, 2010 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2010	532,905	$24.51
Granted	50,275	21.12
Vested	(74,473)	26.45
Forfeited	(27,788)	17.05

Nonvested at September 30, 2010 (1)	480,919	$24.29

(1)	Amount excludes 7,792 long-term performance-based shares which were earned but nonvested due to a service condition as of September 30, 2010.

As of September 30, 2010 and December 31, 2009, there were $7,618 and $8,783, respectively, of total unrecognized compensation costs related to nonvested share awards. As of September 30, 2010 and December 31, 2009, these costs were expected to be recognized over a weighted–average period of 3.7 years. The total fair value of shares vested during the three and nine months ended September 30, 2010 was zero and $1,578, respectively, and during the three and nine months ended September 30, 2009 was zero and $1,049, respectively. The compensation costs (net of forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $638 and $1,908 for the three and nine months ended September 30, 2010, respectively, and ($80) and $2,341 for the three and nine months ended September 30, 2009, respectively.

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

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

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

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

A summary of the Company’s long-term performance-based share awards as of September 30, 2010 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	153,236	$26.03
Granted	58,876	29.49
Vested (2)	(3,896)	49.53
Forfeited (2)	(6,908)	49.53

Nonvested at September 30, 2010 (1)	201,308	$28.44

(1)

Amount excludes 150,000 shares that have been committed for future performance share grants. Fair value will be estimated at the beginning of the performance measurement periods on July 1, 2011 and July 1, 2014.

(2)	Amounts relate to the December 2006 awards which were determined on January 1, 2010, as described fully in the above section.

As of September 30, 2010 and December 31, 2009, there were $3,158 and $2,393, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of September 30, 2010 and December 31, 2009, these costs were expected to be recognized over a weighted–average period of 2.9 years. As of September 30, 2010 and December 31, 2009, there were 3,896 and zero long-term performance-based share awards vested, respectively. Additionally, there were 7,792 and zero long-term performance-based awards earned but non-vested due to a service condition as of September 30, 2010 and December 31, 2009, respectively. The compensation costs (net of forfeitures) related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $324 and $971 for the three and nine months ended September 30, 2010, respectively, and ($504) and $128 for the three and nine months ended September 30, 2009, respectively.

8. LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses consist of the following expenses incurred by the hotels leased by LHL:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
General and administrative	$13,632	$11,904	$38,464	$36,279
Sales and marketing	11,075	9,486	31,602	29,406
Repairs and maintenance	6,618	5,910	19,064	17,425
Utilities and insurance	6,426	6,150	17,859	17,995
Management and incentive fees	6,424	5,942	16,511	16,082
Franchise fees	1,259	1,097	3,373	3,159
Other expenses	338	432	1,182	1,197

Total other indirect expenses	45,772	40,921	128,055	121,543
Other indirect expenses from discontinued operations	(3,385)	(3,110)	(10,725)	(9,467)

Total other indirect expenses from continuing operations	$42,387	$37,811	$117,330	$112,076

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

As of September 30, 2010, LHL leases all 33 hotels owned by the Company as follows:

1.	Sheraton Bloomington Hotel Minneapolis South	18.	Hotel Deca
2.	Harborside Hyatt Conference Center & Hotel	19.	The Hilton San Diego Resort and Spa
3.	Hotel Viking	20.	Donovan House
4.	Topaz Hotel	21.	Le Parc Suite Hotel
5.	Hotel Rouge	22.	Westin Michigan Avenue
6.	Hotel Madera	23.	Hotel Sax Chicago
7.	Hotel Helix	24.	Alexis Hotel
8.	The Liaison Capitol Hill	25.	Hotel Solamar
9.	Lansdowne Resort	26.	Gild Hall
10.	Hotel George	27.	Hotel Amarano Burbank
11.	Indianapolis Marriott Downtown	28.	San Diego Paradise Point Resort and Spa
12.	Hilton Alexandria Old Town	29.	Le Montrose Suite Hotel
13.	Chaminade Resort and Conference Center	30.	Sofitel Washington, DC Lafayette Square
14.	Hilton San Diego Gaslamp Quarter	31.	Hotel Monaco San Francisco
15.	The Grafton on Sunset	32.	Westin Philadelphia
16.	Onyx Hotel	33.	Embassy Suites Philadelphia – Center City
17.	Westin Copley Place

9. Income Taxes

For the three months ended September 30, 2010, income tax expense from continuing operations and discontinued operations of $1,860 was comprised primarily of taxes on LHL’s income of $6,181 before income tax expense. For the nine months ended September 30, 2010, income tax expense from continuing operations and discontinued operations of $3,826 was comprised primarily of taxes on LHL’s income of $11,504 before income tax expense. The Operating Partnership and affiliated entities are subject to minimum state and local income taxes in applicable jurisdictions, which are also included in income tax expense.

The Company has estimated LHL’s income tax expense for the nine months ended September 30, 2010 using an estimated combined federal and state annual effective tax rate of 36.0%. As of September 30, 2010, the Company had a deferred tax asset of $10,278 primarily due to past years’ federal and state tax net operating losses of LHL. These loss carryforwards will generally expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to federal loss carryforwards and has determined that no valuation allowance is required. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset. The timing of the reversal of the deferred tax asset in subsequent years cannot be reasonably estimated.

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

For the nine months ended September 30, 2010 and 2009, diluted weighted average common shares do not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the nine months ended September 30, 2010 and

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

2009, there were 100,868 and 76,399 anti-dilutive stock options and compensation-related shares outstanding, respectively.

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) attributable to common shareholders before discontinued operations	$5,219	$2,508	$(11,920)	$(8,142)
Discontinued operations	4,878	923	4,170	913

Net income (loss) attributable to common shareholders	10,097	3,431	(7,750)	(7,229)
Dividends paid on unvested restricted shares	(54)	(5)	(64)	(15)
Undistributed earnings attributable to unvested restricted shares	(14)	(25)	0	0

Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$10,029	$3,401	$(7,814)	$(7,244)

Denominator:
Weighted average number of common shares - basic	71,246,259	63,002,718	68,531,224	51,590,702
Effect of dilutive securities:
Stock options and compensation-related shares	99,472	75,483	0	0

Weighted average number of common shares - diluted	71,345,731	63,078,201	68,531,224	51,590,702

Basic Earnings per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.07	$0.04	$(0.17)	$(0.16)
Discontinued operations	0.07	0.01	0.06	0.02

Net income (loss) attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$0.14	$0.05	$(0.11)	$(0.14)

Diluted Earnings per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.07	$0.04	$(0.17)	$(0.16)
Discontinued operations	0.07	0.01	0.06	0.02

Net income (loss) attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$0.14	$0.05	$(0.11)	$(0.14)

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

11. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2010	2009
Interest paid, net of capitalized interest	$25,988	$28,741

Interest capitalized	62	673

Income taxes paid, net	162	595

Distributions payable on common shares	8,036	636

Distributions payable on preferred shares	6,689	6,688

Redemption of common/preferred units for common/preferred shares	—	58,825

Accrued capital expenditures	538	216

Issuance (forfeiture) of restricted shares to employees and executives, net	2,742	(2,454)

Issuance of common shares for board of trustees compensation	110	110

Repurchase of common shares into treasury	566	365

In conjunction with the sale of hotel properties, the Company disposed of the following assets and liabilities:
Proceeds on sale, net of closing costs	$68,684	$—
Other assets	698	—
Liabilities	(2,659)	—

Sale of hotel properties	$66,723	$—

In conjunction with the property acquisitions, the Company acquired assets and assumed liabilities as follows:
Investment in hotel properties (after credits at closing)	$(386,381)	$—
Other assets	(3,868)	—
Liabilities	4,217	—

Acquisition of properties	$(386,032)	$—

12. Subsequent Events

On October 6, 2010, the Company acquired a 100% leasehold interest in Hotel Roger Williams, a 193-room, upscale, full-service hotel located in New York, NY, for $90,000 (before credits at closing). The hotel is subject to a master lease, which expires in December 2044. The sources of funding for the acquisition were the assumption of a loan secured by the hotel with a principal balance of $64,000 and fixed annual interest rate of 6.31% and borrowings under the Company’s senior unsecured credit facility. The property is leased to LHL and managed by JRK Hotel Group, Inc. In connection with the acquisition and loan assumption, the Company incurred additional costs of approximately $4,500, of which approximately $3,750 will be included in investment in hotel properties, $250 will be reflected as deferred financing costs to be amortized to interest expense over the remaining loan term and $500 will be expensed as acquisition transaction costs in accordance with GAAP during the fourth quarter of 2010.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share/unit data)

(unaudited)

The Company paid the following common and preferred share dividends subsequent to September 30, 2010:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Payable Date
Common	$0.11	30-Sep-2010	30-Sep-2010	15-Oct-2010
8 3/8% Series B Preferred	$0.52	30-Sep-2010	1-Oct-2010	15-Oct-2010
7 1/2% Series D Preferred	$0.47	30-Sep-2010	1-Oct-2010	15-Oct-2010
8% Series E Preferred	$0.50	30-Sep-2010	1-Oct-2010	15-Oct-2010
7 1/4% Series G Preferred	$0.45	30-Sep-2010	1-Oct-2010	15-Oct-2010

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the third quarter of 2010, the economic environment continued to show improvement, with no further increases in the unemployment rate and continued increases in reported corporate profits. The U.S. lodging industry continued to experience increases in demand as corporations are making the return to business travel. As a result, U.S. lodging industry demand grew by 8.5%. Additionally, average daily rate (“ADR”) continued to trend upward reflecting a willingness of consumers to travel without deep discounts and the beginning signs of compression and pricing pressure on certain dates in several markets. The Company’s RevPAR results reflected demand improvement at our Business and Convention hotels, offset somewhat by demand declines at our Resort properties. Average rate grew for each of our segments, with the greatest increase at our Business hotels.

For the third quarter of 2010, the Company had net income attributable to common shareholders of $10.1 million, or $0.14 per diluted share. FFO was $8.5 million, or $0.12 per diluted share, and EBITDA was $55.1 million. RevPAR for the hotel portfolio was $148.39, an increase of 6.3% compared to the third quarter of 2009. ADR improved by 5.8% to $181.64 and occupancy grew 0.5% to 81.7%, compared to the same period of the prior year. Hotel portfolio revenues increased 4.9% and hotel expenses rose by 4.2% compared to the third quarter of 2009, resulting in hotel portfolio EBITDA growth of 6.4%. Hotel portfolio EBITDA margins improved by 44 basis points.

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

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Industry travel continued to improve significantly in the third quarter of 2010 compared to the same period in 2009. Year-over-year, industry demand increased 8.5%, while industry supply grew 1.7% which translated into an industry occupancy increase of 6.7%. Additionally, industry-wide ADR grew compared to last year, for the first time in several quarters. Occupancy across the portfolio increased 0.5% from the prior year, as ADR grew 5.8% resulting in a RevPAR improvement of 6.3% compared to the third quarter of 2009.

Hotel Operating Revenues

Hotel operating revenues including room, food and beverage and other operating department revenues increased $17.0 million from $151.7 million in 2009 to $168.7 million in 2010. This increase is due primarily to the hotel operating revenues generated from the 2010 hotel acquisitions which consist of the Sofitel Washington DC Lafayette Square, the Westin Philadelphia, the Embassy Suites Philadelphia – Center City and the Hotel Monaco, San Francisco (the “2010 Acquisition Properties”). The 2010 Acquisition Properties, which are not comparable year-over-year, contributed $11.1 million to the increase in hotel operating revenues. Additionally the effects of the beginning of an economic recovery which resulted in a 6.3% increase in RevPAR, attributable to a 5.8% increase in ADR across the portfolio and a 0.5% increase in occupancy across the portfolio contributed to the increase in hotel operating revenues.

The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the beginning of an economic turnaround:

•	$1.3 million increase from Liaison Capitol Hill; and

•	$1.9 million increase from the remaining six Washington, DC properties.

Hotel operating revenues increased a net $2.7 million across 22 additional hotels in the portfolio primarily as a result of the beginning of an economic turnaround, particularly in the West Hollywood and Chicago markets which were partially offset by the lingering effects of the recession in the San Diego market.

Other Income

Other income increased $0.3 million from $1.3 million in 2009 to $1.6 million in 2010. This increase is primarily due to increased retail lease revenue across the portfolio and income recognized in 2010 due to gains from insurance proceeds.

Hotel Operating Expenses

Hotel operating expenses increased $11.3 million from $93.7 million in 2009 to $105.0 million in 2010. This overall increase is due primarily to the hotel operating expenses incurred by the 2010 Acquisition Properties, which are not comparable year-over-year, and which contributed $7.3 million to the increase in hotel operating expenses.

Sheraton Bloomington Hotel Minneapolis South experienced a $1.1 million increase in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancy.

Hotel operating expenses increased a net $2.9 million across 28 additional hotels in the portfolio due to the effects of the beginning of the economic turnaround, particularly in the Washington, DC and West Hollywood markets.

Depreciation and Amortization

Depreciation and amortization expense increased $0.4 million from $26.1 million in 2009 to $26.5 million in 2010. The increase is primarily due to depreciation on building and furniture, fixtures and equipment for the 2010 Acquisition Properties, partially offset by a portion of the furniture, fixtures and equipment across the hotel portfolio becoming fully depreciated.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses increased $0.6 million from $8.2 million in 2009 to $8.8 million in 2010, primarily due to the expenses associated with the 2010 Acquisition Properties. Real estate taxes, personal property taxes and insurance expense for the remainder of the portfolio remained relatively flat across the periods.

Ground Rent

Ground rent decreased $0.2 million from $1.9 million in 2009 to $1.7 million in 2010. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. This decrease is due to the performance at the applicable hotels being slightly better in the 2009 period than in the 2010 period.

General and Administrative

General and administrative expense increased $1.9 million from $2.3 million in 2009 to $4.2 million in 2010 primarily as a result of the reversal of non-cash equity compensation related to restricted stock forfeitures in the 2009 period.

Acquisition Transaction Costs

Acquisition transaction costs of $0.6 million were incurred in the 2010 period relating to the acquisitions of the Westin Philadelphia, the Embassy Suites Philadelphia – Center City and the Hotel Monaco, San Francisco, all of which were purchased on September 1, 2010. GAAP guidance requires that acquisition-related costs be expensed when incurred rather than capitalized.

Other Expenses

Other expenses increased $0.4 million from $0.4 million in 2009 to $0.8 million in 2010 primarily due to an increase in expenses related to repositioning of certain hotels and retail lease costs.

Interest Income

Interest income had no change from 2009 to 2010, with an immaterial amount earned in both periods.

Interest Expense

Interest expense decreased by $0.3 million from $9.2 million in 2009 to $8.9 million in 2010 due to a decrease in the Company’s weighted average interest rate, partly offset by an increase in the weighted average debt. The Company’s weighted average debt outstanding increased from $680.2 million in 2009 to $682.8 million in 2010, which includes increases from:

•	additional borrowings to purchase the 2010 Acquisition Properties; and

•	additional borrowings to finance other capital improvements during 2009 and 2010.

The above borrowings are offset by proceeds from:

•	the March 2010 common share offering;

•	the issuance of common shares under the Company’s equity distribution agreements in August 2010;

•	the sale of the Seaview Resort in September 2010;

•	the sale of the Westin City Center Dallas in September 2010; and

•	operating cash flow.

The Company’s weighted average interest rate decreased from 5.1% in 2009 to 4.9% in 2010. Capitalized interest increased from an immaterial amount in 2009 to $0.1 million in 2010, primarily due to the start of the renovation project at Westin Copley Place during the 2010 period.

Income Tax Expense

Income tax expense from continuing operations and discontinued operations increased $0.1 million from $1.8 million in 2009 to $1.9 million in 2010. LHL’s net income before income tax expense increased $1.8 million from $4.4 million in 2009 to $6.2 million in 2010 primarily due to new participating leases requiring lower rent payments effective January 1, 2010. The increase in income tax expense from the increased LHL taxable income was partially offset by the revaluation of past years’ tax net operating loss carryforwards during the 2010 period upon finalization of LHL’s 2009 federal and state income tax returns. LHL’s income tax expense was calculated using an estimated combined federal and state annual effective tax rate of 36.0%.

Discontinued Operations

Net income from discontinued operations increased $4.0 million from $0.9 million in 2009 to $4.9 million in 2010. Net income from discontinued operations is a result of the sale of the Seaview Resort and Westin City Center Dallas in September 2010. The 2010 period includes gain on sale of Westin City Center Dallas of $29.2 million and loss on impairment of Seaview Resort of $23.6 million.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in consolidated entity represents the outside equity interest in the Modern Magic Hotel LLC joint venture, which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Noncontrolling Interests

Noncontrolling interest of common units in the Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by a third party. Income or loss is allocated to common units noncontrolling interest based on the weighted average percentage ownership throughout the period. At September 30, 2010, no third party limited partner held any common units of the Operating Partnership.

Noncontrolling interest of preferred units in the Operating Partnership represents the allocation of income of the Operating Partnership to the preferred units held by third parties. At September 30, 2010, no third party limited partner held any preferred units of the Operating Partnership.

Distributions to Preferred Shareholders

Distributions to preferred shareholders had no change from 2009 to 2010, with $6.7 million distributed in both periods.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Industry travel was stronger than prior year with continued demand improvement in each quarter of 2010 and steadily improving average rate. While industry-wide ADR declined during the first quarter, it stabilized during the second quarter and showed its first increase in several quarters during the third quarter of 2010. With respect to the Company’s hotels, occupancy grew by 2.5% during the nine months ended September 30, 2010, while ADR increased 0.1%, which resulted in RevPAR growth of 2.6% year-over-year.

Hotel Operating Revenues

Hotel operating revenues including room, food and beverage and other operating department revenues increased $28.4 million from $421.7 million in 2009 to $450.1 million in 2010. This increase is due primarily to the hotel operating revenues generated from the 2010 Acquisition Properties, which are not comparable year-over-year, and which contributed $20.6 million to the increase in hotel operating revenues. Additionally the effects of the beginning of an economic recovery which resulted in a 2.6% increase in RevPAR, attributable to a 0.1% increase in ADR across the portfolio and a 2.5% increase in occupancy across the portfolio contributed to the increase in hotel operating revenues.

The following hotels experienced significant increases in total room, food and beverage and other revenues primarily as a result of the effects of the beginning of the economic turnaround:

•	$2.4 million increase from Indianapolis Marriott Downtown; and

•	$2.0 million increase from Donovan House.

These increases are partially offset by the following significant decreases from the lingering effects of the recent economic downturn:

•	$1.9 million decrease from Hilton San Diego Resort; and

•	$1.4 million decrease from Westin Michigan Avenue.

Hotel operating revenues increased a net $6.7 million across 25 additional hotels in the portfolio primarily as a result of the beginning of an economic turnaround, particularly in the Washington, DC, Boston, West Hollywood and New York markets. These increases are partially offset by the lingering effects of the recession at the Lansdowne Resort and in the San Diego market during 2010.

Other Income

Other income decreased $9.7 million from $14.5 million in 2009 to $4.8 million in 2010. This decrease is primarily due to the following:

•	$9.5 million recognized in 2009 from prior year cure payments from Marriott International at Seaview Resort; and

•	$1.0 million recognized in 2009 from the fee received related to the exchange of Series C Preferred Shares for Series G Preferred Shares.

Partially offsetting this decrease was an increase of $0.8 million primarily attributable to gains from insurance proceeds recognized in the 2010 period.

Hotel Operating Expenses

Hotel operating expenses increased $19.2 million from $270.6 million in 2009 to $289.8 million in 2010. This overall increase is due primarily to the hotel operating expenses incurred by the 2010 Acquisition Properties, which are not comparable year-over-year, and which contributed $13.0 million to the increase in hotel operating expenses. To a lesser extent the increase is a result of a 2.5% increase in occupancy across the portfolio attributable to the economic recovery.

The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$2.5 million increase from Sheraton Bloomington Hotel Minneapolis South;

•	$1.5 million increase from Donovan House; and

•	$1.2 million increase from Indianapolis Marriott Downtown.

These increases are partially offset by a $1.8 million decrease from Westin Michigan Avenue.

Hotel operating expenses increased a net $2.8 million across 25 additional hotels in the portfolio due to the effects of the beginning of the economic turnaround, particularly in the Washington, DC, Boston and West Hollywood markets.

Depreciation and Amortization

Depreciation and amortization expense increased $0.9 million from $78.7 million in 2009 to $79.6 million in 2010. The increase is primarily due to depreciation on building and furniture, fixtures and equipment for the 2010 Acquisition Properties, partially offset by a portion of the furniture, fixtures and equipment across the hotel portfolio becoming fully depreciated.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses increased $3.1 million from $22.7 million in 2009 to $25.8 million in 2010. The 2010 Acquisition Properties contributed $0.9 to this increase. The remainder of the increase is primarily due to the following:

•	$1.4 million increase in real estate taxes in the 2010 period at Hotel Sax due to decreases in assessed property values for 2009 and prior years reflected in the 2009 period; and

•	$1.3 million increase in real estate taxes in the 2010 period at Indianapolis Marriott Downtown due to decreases in assessed property values for 2009 and prior years reflected in the 2009 period.

The above increases are partially offset by a $0.3 million decrease in real estate taxes at Donovan House and a $0.2 million decrease in real estate taxes at Hilton San Diego Resort, both of which are due to decreases in the assessed property values for 2010 and 2009 reflected in the 2010 period. Insurance expense remained flat across the periods.

Ground Rent

Ground rent decreased $0.3 million from $4.9 million in 2009 to $4.6 million in 2010. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. This decrease is due to the performance at the applicable hotels being slightly better in the 2009 period than in the 2010 period.

General and Administrative

General and administrative expense increased $1.1 million from $10.7 million in 2009 to $11.8 million in 2010 primarily as a result of the reversal of non-cash equity compensation related to restricted stock forfeitures in the 2009 period which was slightly offset by a decrease in compensation costs in the 2010 period.

Acquisition Transaction Costs

Acquisition transaction costs of $2.0 million in 2010 relate to the purchase of the 2010 Acquisition Properties. GAAP guidance requires that acquisition-related costs be expensed when incurred rather than capitalized.

Other Expenses

Other expenses increased $0.8 million from $1.7 million in 2009 to $2.5 million in 2010 primarily due to increases in expenses related to renaming and repositioning the hotels and retail lease costs.

Interest Income

Interest income had no significant change from 2009 to 2010 with an immaterial amount earned in both periods.

Interest Expense

Interest expense decreased by $2.5 million from $28.9 million in 2009 to $26.4 million in 2010 due to a decrease in the Company’s weighted average debt, partly offset by an increase in the weighted average interest rate. The Company’s weighted average debt outstanding decreased from $837.5 million in 2009 to $655.4 million in 2010, which includes paydowns on outstanding debt with proceeds from:

•	the April 2009, June 2009, and March 2010 common share offerings;

•	the issuance of common shares under the Company’s equity distribution agreements;

•	the sale of the Seaview Resort in September 2010;

•	the sale of the Westin City Center Dallas in September 2010; and

•	operating cash flows.

The above paydowns are offset by the following:

•	additional borrowings to purchase the 2010 Acquisition Properties; and

•	additional borrowings to finance other capital improvements during 2009 and 2010.

The Company’s weighted average interest rate, including the impact of capitalized interest, increased from 4.4% in 2009 to 5.1% in 2010. Capitalized interest decreased from $0.7 million in 2009 to $0.1 million in 2010, primarily due to the temporary suspension of the redevelopment of the property owned through the Modern Magic Hotel, LLC joint venture, partly offset by the start of the renovation project at Westin Copley Place during the 2010 period.

Income Tax Expense

Income tax expense from continuing operations and discontinued operations decreased $1.3 million from $5.1 million in 2009 to $3.8 million in 2010. LHL’s net income before income tax expense decreased $0.5 million from $12.0 million in 2009 to $11.5 million in 2010 primarily due to the $9.5 million cure payment revenue recognized at Seaview Resort in the 2009 period, partially offset by new participating leases requiring lower rent payments effective January 1, 2010. Income tax expense decreased as a result of the decreased LHL taxable income as well as the revaluation of past years’ tax net operating loss carryforwards during the 2010 period upon finalization of LHL’s 2009 federal and state income tax returns. LHL’s income tax expense was calculated using an estimated combined federal and state annual effective tax rate of 36.0%.

Discontinued Operations

Net income from discontinued operations increased $3.3 million from $0.9 million in 2009 to $4.2 million in 2010. Net income from discontinued operations is a result of the sale of the Seaview Resort and Westin City Center Dallas in September 2010. The 2010 period includes gain on sale of Westin City Center Dallas of $29.2 million and loss on impairment of Seaview Resort of $23.6 million.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in consolidated entity represents the outside equity interest in the Modern Magic Hotel LLC joint venture, which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Noncontrolling Interests

Noncontrolling interest of common units in the Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by a third party. Income or loss is allocated to common units noncontrolling interest based on the weighted average percentage ownership throughout the period. At September 30, 2010, no third party limited partner held any common units of the Operating Partnership.

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

Distributions to Preferred Shareholders

Distributions to preferred shareholders increased $0.4 million, from $19.7 million in 2009 to $20.1 million in 2010. This increase was due to the redemption of the Series C Preferred Units and issuance of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest on February 1, 2009, which were subsequently exchanged for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest on April 16, 2009.

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

The following is a reconciliation between net income (loss) attributable to common shareholders and FFO for the three and nine months ended September 30, 2010 and 2009 (in thousands, except share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to common shareholders	$10,097	$3,431	$(7,750)	$(7,229)
Depreciation (1)	27,453	27,107	82,503	81,797
Amortization of deferred lease costs	86	109	278	309
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	(17)	(2)	(36)	(21)
Noncontrolling interest of common units in Operating Partnership	—	13	—	22
Less: Gain on sale of property	(29,168)	—	(29,168)	—

FFO	$8,451	$30,658	$45,827	$74,878

Weighted average number of common shares and units outstanding:
Basic	71,246,259	63,060,196	68,531,224	51,656,483
Diluted	71,345,731	63,135,679	68,632,093	51,732,882

(1)	Includes amount from discontinued operations.

FFO includes the loss on impairment of Seaview Resort of $23.6 million.

The following is a reconciliation between net income (loss) attributable to common shareholders, EBITDA and Hotel EBITDA for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to common shareholders	$10,097	$3,431	$(7,750)	$(7,229)
Interest expense (1)	8,872	9,172	26,373	28,919
Income tax expense (1)	1,860	1,831	3,826	5,135
Depreciation and amortization (1)	27,584	27,290	82,910	82,331
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	(17)	(2)	(36)	(21)
Noncontrolling interest of common units in Operating Partnership	—	13	—	22
Noncontrolling interest of preferred units in Operating Partnership	—	—	—	367
Distributions to preferred shareholders	6,689	6,688	20,066	19,699

EBITDA	$55,085	$48,423	$125,389	$129,223

Corporate expense	381	2,921	11,980	13,188
Interest and other income	(1,602)	(1,293)	(4,904)	(14,523)
Hotel level adjustments, net	(1,126)	(480)	(4,564)	(268)

Hotel EBITDA	$52,738	$49,571	$127,901	$127,620

(1)	Includes amount from discontinued operations.

EBITDA includes the gain on sale of Westin City Center Dallas of $29.2 million and the loss on impairment of Seaview Resort of $23.6 million.

Hotel EBITDA includes the operating data for all properties, except those disposed of during either year, for the three and nine months ended September 30, 2010 and 2009. Hotel EBITDA includes adjustments made for presentation of comparable information.

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

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of September 30, 2010, $9.2 million was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover required capital expenditures under agreements that do not necessitate that the Company separately reserve cash.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from hotels leased by LHL. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s credit facility, secured financing on one or all of the Company’s 26 unencumbered properties, the sale of one or more properties, equity issuances available under the Company’s shelf registration statement and the issuance of up to $73.5 million of common shares from time to time under the Company’s equity distribution agreements.

LHL is a wholly-owned subsidiary of the Operating Partnership. Payments to the Operating Partnership are required pursuant to the terms of the lease agreements between LHL and the Operating Partnership relating to the properties owned by the Operating Partnership and leased by LHL. The Company’s liquidity, including its ability to make distributions to shareholders, is dependent on the hotels’ ability to generate sufficient cash flow from operations.

Debt as of September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	September 30, 2010	December 31, 2009
Credit facilities
Senior unsecured credit facility	Floating (a)	April 2011 (a)	$135,000	$—
LHL unsecured credit facility	Floating (b)	April 2011 (b)	—	6,259

Total borrowings under credit facilities			135,000	6,259

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Le Montrose Suite Hotel	8.08%	July 2010 (d)	—	12,859
Hilton San Diego Gaslamp Quarter	5.35%	June 2012	59,600	59,600
Hotel Solamar	5.49%	December 2013	60,900	60,900
Hotel Deca	5.64%	August 2014	9,723	9,908
Westin Copley Place	5.28%	August 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016	101,780	101,780

Mortgage loans at stated value			582,003	595,047
Unamortized loan premium (e)			289	342

Total mortgage loans			582,292	595,389

Total debt			$759,792	$644,148

(a)

Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of September 30, 2010, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings was 0.96%. There were no borrowings outstanding at December 31, 2009. The Company has the option to extend the credit facility’s maturity date to April 2012.

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2009, the rate, including the applicable margin, for LHL’s outstanding LIBOR borrowings was 0.93%. There were no borrowings outstanding as of September 30, 2010. LHL has the option to extend the credit facility’s maturity date to April 2012.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in 2011. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of September 30, 2010 were 0.30% and 0.35% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2009 were 0.35% and 0.32% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)	The Company repaid the mortgage loan on February 1, 2010 through borrowings on its senior unsecured credit facility.
(e)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $289 as of September 30, 2010 and $342 as of December 31, 2009.

The Company incurred interest expense of $8.9 million and $26.4 million for the three and nine months ended September 30, 2010, respectively, and $9.2 million and $28.9 million for the three and nine months ended September 30, 2009, respectively. Included in interest expense is the amortization of deferred financing fees of $0.2 million and $0.7 million for the three and nine months ended September 30, 2010, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2009, respectively. Interest was capitalized at $0.1 million for each of the three and nine months ended September 30, 2010, respectively, and an immaterial amount and $0.7 million for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2010, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450.0 million. The credit facility’s maturity date is April 13, 2011 with, at the Company’s option, a one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2010, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the senior unsecured credit facility was 1.0% for each of the three and nine months ended September 30, 2010, and 1.1% and 1.3% for the three and nine months ended September 30, 2009, respectively. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility. The Company incurred unused commitment fees of $0.1 million and $0.4 million for the three and nine months ended September 30, 2010, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010 and December 31, 2009, the Company had $135.0 million and zero, respectively, of outstanding borrowings under the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility’s maturity date is April 13, 2011 with, at LHL’s option, a one-year extension option. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of September 30, 2010, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. The weighted average interest rate for borrowings under the LHL credit facility was 1.0% and 0.9% for the three and nine months ended September 30, 2010, respectively, and 1.1% and 1.2% for the three and nine months ended September 30, 2009, respectively. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility. LHL incurred unused commitment fees of an immaterial amount for each of the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010 and December 31, 2009, LHL had zero and $6.3 million, respectively, of outstanding borrowings under the LHL credit facility.

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

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Rates and credit spreads take into consideration general market conditions and maturity. As of September 30, 2010, the carrying value and estimated fair value of the Company’s debt were $759.8 million and $746.2 million, respectively. As of December 31, 2009, the carrying value and estimated fair value of the Company’s debt were $644.1 million and $563.7 million, respectively. The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

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

During August 2010, the Company sold 3,270,936 common shares of beneficial interest, par value $0.01 per share, under the Company’s equity distribution agreements, of which 36,044 were issued from treasury. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $74.9 million. The net proceeds were used to fund in part the September 1, 2010 acquisitions of the Hotel Monaco San Francisco, the Westin Philadelphia and the Embassy Suites Philadelphia – Center City.

As of September 30, 2010, the Company had availability under the equity distribution agreements to issue and sell common shares of beneficial interest having an aggregate offering price of up to $73.5 million.

Sources and Uses of Cash

As of September 30, 2010, the Company had $29.0 million of cash and cash equivalents and $17.7 million of restricted cash reserves, $9.2 million of which was available for future capital expenditures. Additionally, the Company had $307.8 million available under the senior unsecured credit facility, with $7.2 million reserved for outstanding letters of credit, and $25.0 million available under the LHL credit facility.

Net cash provided by operating activities was $83.3 million for the nine months ended September 30, 2010 primarily due to the operations of hotels leased by LHL, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $339.8 million for the nine months ended September 30, 2010 primarily due to the purchase of Sofitel Washington, DC Lafayette Square, Hotel Monaco San Francisco, Westin Philadelphia and Embassy Suites Philadelphia – Center City, outflows for improvements and additions at the hotels and development property and the net funding of restricted cash reserves, partially offset by property insurance proceeds and proceeds from the sale of the Seaview Resort and Westin City Center Dallas.

Net cash provided by financing activities was $277.0 million for the nine months ended September 30, 2010 primarily due to borrowings under credit facilities and net proceeds from the common share offerings, partially offset by repayments under credit facilities, mortgage loan repayments, payment of distributions to the common shareholders and payment of distributions to preferred shareholders.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flows from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, property acquisitions, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities, borrowings under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 26 unencumbered properties, the sale of one or more properties, equity issuances available under the Company’s shelf registration statement and the issuance of up to $73.5 million of common shares from time to time under the Company’s equity distribution agreements. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 26 unencumbered properties, the sale of one or more properties or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 26 unencumbered properties, the sale of one or more properties, estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement and the issuance of up to $73.5 million of common shares from time to time under the Company’s equity distribution agreements. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved. During the second quarter of 2009, the Company suspended development activities at the property owned through the Modern Magic Hotel LLC joint venture as a result of the current economic downturn. The Company plans to recommence such activities once economic conditions and lodging industry fundamentals demonstrate sustained improvement.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of September 30, 2010 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$735,637	$33,913	$128,622	$335,517	$237,585
Borrowings under credit facilities (2)	135,698	135,698	—	—	—
Ground rent (3)	200,612	5,175	10,372	10,227	174,838
Massport Bonds (1)	43,583	146	292	292	42,853
Purchase commitments (4)
Purchase orders and letters of commitment	16,462	16,462	—	—	—

Total obligations and commitments	$1,131,992	$191,394	$139,286	$346,036	$455,276

(1)	Amounts include principal and interest.
(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rate as of September 30, 2010. It is assumed that the outstanding debt as of September 30, 2010 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future ground lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)

As of September 30, 2010, purchase orders and letters of commitment totaling approximately $16.5 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,			For the nine months ended September 30,
	2010	2009	Variance	2010	2009	Variance
Total Portfolio
Occupancy	81.7%	81.3%	0.5%	75.4%	73.6%	2.5%
ADR	$181.64	$171.65	5.8%	$177.46	$177.22	0.1%
RevPAR	$148.39	$139.56	6.3%	$133.80	$130.39	2.6%

Joint Ventures

The Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, owns floors 2 through 13 and a portion of the first floor of the existing 52-story IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL. The joint venture has developed plans to convert the existing vacant floors to a hotel. Redevelopment activity has been temporarily suspended, but is expected to resume when economic conditions and lodging industry fundamentals demonstrate sustained improvement. As a result of the suspension of redevelopment activity, the Company has temporarily ceased the capitalization of interest, real estate taxes and insurance costs incurred by the development. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. Initial acquisition and subsequent costs, including previously capitalized interest, totaling $62.5 million and $62.2 million are included in property under development in the consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively. The 5.0% interest of the outside partner is included in redeemable noncontrolling interest in consolidated entity in the consolidated balance sheets.

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

Inflation

The Company relies entirely on the performance of the hotels and their ability to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the hotel operators’ abilities to raise rates faster than inflation or even at the same rate.

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

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. As of September 30, 2010, approximately $177.5 million of the Company’s aggregate indebtedness (23.4% of total indebtedness) was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease by approximately $0.4 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $177.5 million, the balance as of September 30, 2010.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2010. There were no changes to the Company’s internal control over financial reporting during the third quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings

The nature of the operations of the hotels exposes the hotels and the Company to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

On September 27, 2010, the Company and Hans S. Weger, the Company’s Executive Vice President, Chief Financial Officer, Secretary and Treasurer, agreed that Mr. Weger’s employment with the Company would terminate no later than February 28, 2011. The Company currently estimates that it will recognize an expense of approximately $3.0 million, approximately $2.0 million of which is expected to be non-cash equity compensation expense, to be recognized over the period from September 27, 2010 through February 28, 2011.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101	The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on October 20, 2010, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: October 20, 2010	BY:	/S/ HANS S. WEGER
Hans S. Weger
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101

The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on October 20, 2010, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text