Form 10-K
period 2010-12-31
LaSalle Hotel Properties
filed 2011-02-23
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-14045

LASALLE HOTEL PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3 Bethesda Metro Center, Suite 1200 Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

(301) 941-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest ($0.01 par value)	New York Stock Exchange
8 3/8% Series B Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
7 1/2% Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
7 1/4% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
7 1/2% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the 69,790,208 common shares of beneficial interest held by non-affiliates of the registrant was approximately $1.4 billion based on the closing price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2010.

Number of the registrant’s common shares of beneficial interest outstanding as of February 16, 2011: 75,747,777.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be held on or about April 21, 2011 are incorporated by reference in Part II and Part III of this report.

LASALLE HOTEL PROPERTIES

Forward-Looking Statements

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Forward-looking statements in this report include, among others, statements about the Company’s business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets, expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

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

As of December 31, 2010, the Company owned interests in 35 hotels with approximately 9,100 rooms/suites located in 10 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) base rent or (ii) participating rent based on hotel revenues. All 35 of the hotels are leased to LHL, or a wholly-owned subsidiary of LHL. The LHL leases expire between 2012 and 2014. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement, the terms of which are discussed in more detail under “—Hotel Managers and Hotel Management Agreements”.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 100% of the common units of the Operating Partnership at December 31, 2010.

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

The Company intends to acquire additional hotels in urban, convention and resort markets, consistent with the growth strategies outlined above and which may:

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

Hotel Managers and Hotel Management Agreements

The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies, including Westin Hotels and Resorts, Hilton Hotels Corporation, Outrigger Lodging Services, Noble House Hotels & Resorts, Hyatt Hotels Corporation, Benchmark Hospitality, White Lodging Services Corporation, Thompson Hotels, Sandcastle Resorts & Hotels, Davidson Hotel Company, Denihan Hospitality Group, Kimpton Hotel & Restaurant Group, L.L.C., Accor, Destination Hotels & Resorts, HEI Hotels & Resorts and JRK Hotel Group, Inc. The Company believes that having multiple operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.

As of December 31, 2010, all of our 35 hotels are leased by LHL, and are managed and operated by third parties pursuant to management agreements entered into between LHL and the respective hotel management companies.

Our management agreements for the 35 hotels leased to LHL have the terms described below.

•

Base Management Fees.    Our management agreements generally provide for the payment of base management fees between 1.0% and 4.0% the applicable hotel’s revenues or a fixed amount, as determined in the agreements.

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

•	Terms. The terms of our management agreements range from one year to 22 years not including renewals, and one year to 52 years including renewals.

•

Ability to Terminate.    We have 35 management agreements of which 28 are terminable at will and two are terminable upon sale. The remaining five management agreements are terminable only with cause. Termination fees range from zero to up to three times annual base management and incentive management fees.

•

Operational Services.    Each manager has exclusive authority to supervise, direct and control the day-to-day operation and management of the respective hotel including establishing all room rates, processing reservations, procuring inventories, supplies and services, and preparing public relations, publicity and marketing plans for the hotel.

•

Executive Supervision and Management Services.    Each manager supervises all managerial and other employees, reviews the operation and maintenance, prepares reports, budgets and projections, and provides other administrative and accounting support services to the respective hotel.

•

Chain Services.    Our management agreements with major brands require the managers to furnish chain services that are generally made available to other hotels managed by such managers. Such services may, for example, include: (1) the development and operation of computer systems and reservation services; (2) management and administrative services; (3) marketing and sales services; (4) human resources training services and (5) such additional services as may from time to time be more efficiently performed on a national, regional or group level.

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

•

Furniture, Fixtures and Equipment Replacements.    We are required to provide to the managers all the necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixture and equipment replacements). Our management agreements generally provide that once each year the managers will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs to be performed in the next year and an estimate of funds that are necessary therefore, subject to our review and approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of each hotel is either deposited by the manager in an escrow account (typically 4.0% to 5.0%) or held by the owner.

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

Recent Developments

On January 12, 2011, the Company sold the Sheraton Bloomington Hotel Minneapolis South for $20.0 million, resulting in an impairment loss of $3.2 million. Since the property was under contract for sale during the fourth quarter of 2010, it was classified as held for sale as of December 31, 2010 and the loss on impairment is included in 2010 results. The operating results and the loss on impairment of the Sheraton Bloomington Hotel Minneapolis South are included in net income (loss) from discontinued operations for all periods presented.

On January 19, 2011, the Company issued 2,600,000 7 1/2% Series H Cumulative Redeemable Preferred Shares ($0.01 par value) at a price of $25.00 per share and received net proceeds, after costs, of approximately $62.8 million. On February 4, 2011, the underwriters exercised their rights to cover overallotments and purchased 150,000 additional Series H Preferred Shares, resulting in additional net proceeds to the Company of $3.6 million.

On February 11, 2011, the Company provided notice to the holders of its 8 3/8% Series B Cumulative Redeemable Preferred Shares of the redemption of those shares. The cash redemption price is $25.00 per share, plus accrued and unpaid dividends through the redemption date. The redemption date will be March 14, 2011.

From January 21, 2011 through February 16, 2011, the Company sold 2,619,811 common shares of beneficial interest, par value $0.01 per share, under its equity distribution agreements. After deducting the underwriters discounts and commissions, the Company raised net proceeds of approximately $72.3 million. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

Hotel Renovations

The Company believes that its regular program of capital improvements at the hotels, including replacement and refurbishment of furniture, fixtures and equipment helps maintain and enhance its competitiveness and maximizes revenue growth.

Joint Ventures

On December 29, 2010, the Company, through Modern Magic Hotel LLC, a joint venture in which the Company holds a 95.0% controlling interest, sold its interest in the IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL for $58.8 million, resulting in an impairment loss of $8.4 million, which includes a $2.7 million termination fee paid to the development manager.

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

Seasonality

The Company’s hotels’ operations historically have been seasonal. Taken together, the hotels maintain higher occupancy rates during the second and third quarters. These seasonality patterns can be expected to cause fluctuations in the quarterly hotel operating revenues of LHL and the Company’s quarterly lease revenues from LHL.

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

Employees

The Company had 29 employees as of February 16, 2011. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels.

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

In the past, events beyond our control, including an economic slowdown or downturn and terrorism, harmed the operating performance of the hotel industry generally and the performance of our hotels. If these or similar events occur or continue to occur, our operating and financial results may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.

The performance of the lodging industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. All of our hotels are classified as luxury, upper upscale or upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. In addition, the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel, and on the occupancy and average daily rate of our hotels. Future terrorist activities could have a harmful effect on both the industry and us. Likewise, the volatility in the credit and equity markets and the economic recession will continue to have an adverse effect on our business. Even after an economic recovery begins, a significant period of time may elapse before RevPar, operating margins and other key lodging fundamentals improve.

The return on our hotels depends upon the ability of the hotel operators to operate and manage the hotels.

To maintain our status as a REIT, we are not permitted to operate any of our hotels. As a result, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our hotels, such as decisions with respect to the setting of room rates, repositioning of a hotel, food and beverage pricing and certain similar matters. Although LHL consults with the hotel operators with respect to strategic business plans, the hotel operators are under no obligation to implement any of our recommendations with respect to such matters. Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room, average daily rates or operating profits, we may not have sufficient rights under our hotel operating agreements to enable us to force the hotel operator to change its method of operation. We generally can only seek redress if a hotel operator violates the terms of the applicable operating agreement, and then only to the extent of the remedies provided for under the terms of the agreement. Some of the operating agreements have lengthy terms and may not be terminable by us before the agreement’s expiration. In the event that we are able to and do replace any of our hotel operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our shareholders.

We currently own only luxury, upper upscale and upscale hotels. These segments of the lodging market are highly competitive and generally subject to greater volatility than most other market segments, which could negatively affect our profitability.

The luxury, upper upscale and upscale segments of the hotel business are highly competitive. Our hotels compete on the basis of location, room rates, quality, service levels, reputation and reservations systems, among many factors. There are many competitors in the luxury, upper upscale and upscale segments, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations. Over-building in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is negatively affected by the relatively high fixed costs of operating luxury, upper upscale and upscale hotels.

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

Our unsecured credit facilities.    We have a senior unsecured credit facility with a syndicate of banks, which provides for a maximum borrowing of up to $450.0 million. The senior unsecured credit facility matures on April 13, 2012, as the Company has exercised its one-year extension option. The senior unsecured credit facility contains certain financial covenants relating to interest coverage, debt service coverage, fixed charge coverage and ratios related to net worth and total funded indebtedness. The senior unsecured credit facility also contains a cross-default provision that allows the lenders under the credit facility to stop future extensions of credit and/or accelerate the maturity of any outstanding principal balances under the credit facility if we are in default under another debt obligation, including our non-recourse secured mortgage indebtedness.

LHL has an unsecured revolving credit facility with U.S. Bank National Association, which provides for a maximum borrowing of up to $25.0 million. The unsecured credit facility matures on April 13, 2012, as LHL has exercised its one-year extension option. The unsecured credit facility contains certain financial covenants relating to interest coverage, debt service coverage, fixed charge coverage and ratios related to net worth and total funded indebtedness.

If we violate the financial covenants contained in either credit facility described above, we may attempt to negotiate a waiver of the violation or amend the terms of the credit facility with the lenders thereunder; however, we can make no assurance that we would be successful in any such negotiations or that, if successful in obtaining a waiver or amendment, that such amendment or waiver would be on terms attractive to us. Accordingly, if we violate the financial covenants in our credit facilities, we could be required to repay all or a portion of our indebtedness with respect to such credit facility before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, or at all. Moreover, if we are unable to refinance our debt on acceptable terms, including at maturity of our credit facilities, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. Failure to comply with our financial covenants contained in our credit facilities, or our non-recourse secured mortgages described below, could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions.

Our non-recourse secured mortgages.    In addition to our senior unsecured credit facility and the LHL unsecured revolving credit facility, we have from time to time entered into non-recourse mortgages secured by specific hotel properties. Under the terms of these debt obligations, a lender’s only remedy in the event of default is against the real property securing the mortgage, except where a borrower has, among other customary exceptions, engaged in an action constituting fraud or an intentional misrepresentation. In those cases, a lender may seek a remedy for a breach directly against the borrower, including its other assets. The Indianapolis Marriott Downtown, Hilton San Diego Gaslamp Quarter, Westin Copley Place, Hotel Deca, Westin Michigan Avenue, Hotel Solamar and Hotel Roger Williams are each mortgaged to secure payment of indebtedness aggregating $645.9 million (excluding loan premiums) as of December 31, 2010. The Harborside Hyatt Conference Center & Hotel is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of $42.5 million. These mortgages contain debt service coverage tests related to the mortgaged property. If our debt service coverage ratio fails, for that specific property, to exceed a threshold level specified in a mortgage, cash flows from that hotel will automatically be directed to the lender to satisfy required payments, and to fund certain reserves required by the mortgage and to fund additional cash reserves for future required payments, including final payment, until such time as we again become compliant with the specified debt service coverage ratio or the mortgage is paid off.

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

As of December 31, 2010, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities or mortgages.

Our liquidity may be reduced and our cost of debt financing may be increased because we may be unable to, or elect not to, remarket debt securities related to our Harborside Hyatt Conference Center & Hotel for which we may be liable.

We are the obligor with respect to a $37.1 million tax-exempt special project revenue bond and a $5.4 million taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at our option, without penalty. The Royal Bank of Scotland provides the supporting letters of credit on the Massport Bonds. The letters of credit expire on February 14, 2012, pursuant to amendments to the agreements in 2010. If the Royal Bank of Scotland fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, we may be required to pay off the bonds. If we are unable to, or elect not to, issue or remarket the Massport Bonds, we would expect to rely primarily on our available cash and revolving credit facility to pay off the Massport Bonds. At certain times, we may hold some of the Massport Bonds that have not been successfully remarketed. Our borrowing costs under our revolving credit facility may be higher than tax-exempt bond financing costs. Borrowings under the revolving credit facility to pay off the Massport Bonds would also reduce our liquidity to meet other obligations.

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

Certain leases and management agreements may constrain us from acting in the best interest of shareholders or require us to make certain payments.    The Harborside Hyatt Conference Center & Hotel, San Diego Paradise Point Resort and Spa, The Hilton San Diego Resort and Spa and Hotel Roger Williams are each subject to a ground or land and building lease with a third-party lessor which requires us to obtain the consent of the relevant third party lessor in order to sell any of these hotels or to assign our leasehold interest in any of the ground or land and building leases. Accordingly, if we determine that the sale of any of these hotels or the assignment of our leasehold interest in any of these ground or land and building leases is in the best interest of our shareholders, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the relevant lessor. The Indianapolis Marriott Downtown, Westin Copley Place and Hotel Solamar are each subject to a ground or air rights lease and do not require approval from the relevant third-party lessor.

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

We are subject to a franchisor’s right of first offer with respect to the Hilton Alexandria Old Town, Hilton San Diego Gaslamp Quarter, The Hilton San Diego Resort and Spa and Embassy Suites Philadelphia—Center City. These third-party rights may adversely affect our ability to timely dispose of these properties on favorable terms, or at all.

Increases in interest rates may increase our interest expense.

As of December 31, 2010, $162.7 million of aggregate indebtedness (20.1% of total indebtedness) was subject to variable interest rates. An increase in interest rates could increase our interest expense and reduce our cash flow and may affect our ability to make distributions to shareholders and to service our indebtedness.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Hotel Properties

At December 31, 2010, the Company owned interests in the following 35 hotel properties:

Hotel Properties	Number of Rooms/Suites	Location
1. Sheraton Bloomington Hotel Minneapolis South(1)	564	Bloomington,MN
2. Le Montrose Suite Hotel	133	WestHollywood, CA
3. San Diego Paradise Point Resort and Spa(2)	462	San Diego, CA
4. Harborside Hyatt Conference Center & Hotel(2)(3)	270	Boston,MA
5. Hotel Viking	209	Newport,RI
6. Topaz Hotel	99	Washington,D.C.
7. Hotel Rouge	137	Washington,D.C.
8. Hotel Madera	82	Washington,D.C.
9. Hotel Helix	178	Washington,D.C.
10. The Liaison Capitol Hill	343	Washington,D.C.
11. Lansdowne Resort	296	Lansdowne,VA
12. Hotel George	139	Washington,D.C.
13. Indianapolis Marriott Downtown(2)(3)	622	Indianapolis,IN
14. Hilton Alexandria Old Town	246	Alexandria,VA
15. Chaminade Resort and Conference Center	156	SantaCruz, CA
16. Hilton San Diego Gaslamp Quarter(3)	283	San Diego, CA
17. The Grafton on Sunset	108	WestHollywood, CA
18. Onyx Hotel	112	Boston,MA
19. Westin Copley Place(3)(4)	803	Boston,MA
20. Hotel Deca(3)	158	Seattle,WA
21. The Hilton San Diego Resort and Spa(2)	357	San Diego, CA
22. Donovan House	193	Washington,D.C.
23. Le Parc Suite Hotel	154	WestHollywood, CA
24. Hotel Sax Chicago	353	Chicago,IL
25. Westin Michigan Avenue(3)	752	Chicago,IL
26. Alexis Hotel	121	Seattle,WA
27. Hotel Solamar(2)(3)	235	San Diego, CA
28. Gild Hall	126	New York, NY
29. Hotel Amarano Burbank	99	Burbank,CA
30. Sofitel Washington, DC Lafayette Square	237	Washington,D.C.
31. Hotel Monaco San Francisco	201	San Francisco, CA
32. Westin Philadelphia	294	Philadelphia,PA
33. Embassy Suites Philadelphia – Center City	288	Philadelphia,PA
34. Hotel Roger Williams(2)(3)	193	New York, NY
35. Chamberlain West Hollywood	113	WestHollywood, CA

Total number of rooms/suites	9,116

(1)	The parking lot of this property is subject to a long-term ground lease. The Company sold the hotel on January 12, 2011.
(2)	Properties subject to long-term ground or land and building leases.
(3)	Properties subject to a mortgage/debt. As of February 1, 2010, Le Montrose Suite Hotel is no longer subject to a mortgage.
(4)	Property subject to long-term air rights lease.

Each of our hotels is full service, with one classified as “luxury”, 32 classified as “upper upscale”, and two classified as “upscale”, as defined by Smith Travel Research, a provider of hotel industry data.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Information about the Company’s equity compensation plans is incorporated by reference to the material in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”).

Market Information

The common shares of the Company began trading on the New York Stock Exchange (“NYSE”) on April 24, 1998 under the symbol “LHO.” The following table sets forth, for the periods indicated, the high and low sale prices per common share and the cash distributions declared per share:

	Calendar Year 2010			Calendar Year 2009
	High	Low	Distribution	High	Low	Distribution
First Quarter	$23.75	$18.91	$0.01	$12.75	$3.57	$0.01
Second Quarter	$28.22	$20.10	$0.01	$17.24	$5.31	$0.01
Third Quarter	$24.65	$19.12	$0.11	$20.47	$10.34	$0.01
Fourth Quarter	$26.92	$21.39	$0.11	$22.79	$16.28	$0.01

The closing price for the Company’s common shares, as reported by the NYSE on December 31, 2010, was $26.40 per share.

SHARE PERFORMANCE GRAPH

The following graph provides a comparison of the cumulative total return on the common shares of the Company from December 31, 2005 to the NYSE closing price per share on December 31, 2010 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (“FTSE NAREIT Equity Index”). Total return values were calculated assuming a $100 investment on December 31, 2005 with reinvestment of all dividends in (i) the common shares of the Company, (ii) the S&P 500 Index and (iii) the FTSE NAREIT Equity Index.

The actual returns on the graph above are as follows:

Name	Initial Investment at December 31, 2005	Value of Initial Investment at December 31, 2006	Value of Initial Investment at December 31, 2007	Value of Initial Investment at December 31, 2008	Value of Initial Investment at December 31, 2009	Value of Initial Investment at December 31, 2010
LaSalle Hotel Properties	$100.00	$129.52	$94.38	$35.46	$68.37	$85.84
S&P 500 Index	$100.00	$115.79	$123.00	$76.96	$97.33	$111.99
FTSE NAREIT Equity Index	$100.00	$135.06	$112.90	$70.91	$90.76	$116.12

Shareholder Information

As of February 16, 2011, there were 113 record holders of the Company’s common shares of beneficial interest, including shares held in “street name” by nominees who are record holders, and approximately 36,200 beneficial holders.

Distribution Information

For 2010, the Company paid $0.24 per common share in distributions, of which $0.1519 was recognized as 2010 distributions for tax purposes. Of the $0.1519, 100% represented ordinary income. These distributions were paid quarterly to the Company’s common shareholders at a level of $0.01 per common share for the first and second quarters of 2010 and $0.11 per common share for the third and fourth quarters of 2010.

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

Operating Partnership Units and Recent Sales of Unregistered Securities

The Operating Partnership issued 3,181,723 common units of limited partnership interest to third parties on April 24, 1998 (inception), in conjunction with the initial public offering. The following is a summary of common unit activity since inception:

Common units issued at initial public offering	3,181,723
Common units issued:
2000-2006	86,667
Common units redeemed:
1999-2007	(3,164,860)
2008	(33,530)
2009	(70,000)

Common units outstanding at December 31, 2010	—

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

On November 17, 2006, in connection with the Company’s acquisition of Gild Hall and as part of the consideration for the hotel acquisition, the Operating Partnership issued 70,000 common units of limited partnership interest and 1,098,348 Series F Preferred Units (liquidation preference $25.00 per unit) of limited partnership interest. During 2008, all 1,098,348 of the Series F Preferred Units were redeemed for 568,786 common shares of beneficial interest and $14.5 million. During 2009, all 70,000 common units and the Series F Preferred Units were redeemed for 69,500 common shares of beneficial interest and an insignificant amount of cash. The issuance of the common units and the Series F Preferred Units and the subsequent issuance of common shares upon the redemption of the common units were each effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act. The Company relied on the exemption based on representations given by the holder of the common units and the Series F Preferred Units.

In August 2005, the Company acquired the Westin Copley Place in Boston, Massachusetts. As part of the consideration to acquire the hotel, the Operating Partnership issued 2,348,888 7.25% Series C Cumulative Redeemable Preferred Units (liquidation preference $25.00 per unit) of the Operating Partnership. The Series C

Preferred Units were redeemable for 7.25% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share, of the Company on a one-for-one basis. On February 1, 2009, each of the Series C Preferred Units was redeemed and the Company issued 2,348,888 Series C Preferred Shares. Prior to the exchange described below, the Series C Preferred Shares were held by SCG Hotel DLP, L.P. (“SCG”). On April 16, 2009, SCG exchanged its Series C Preferred Shares for an equal number of 7.25% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (liquidation preference $25.00 per share), $0.01 par value per share, of the Company in a private transaction. Each of the issuance of the Series C Preferred Shares and the exchange of the Series C Preferred Shares for Series G Preferred Shares was exempt from registration pursuant to Section 4(2) of the Securities Act. On April 17, 2009, the Company filed a registration statement with the SEC to register the resale of the Series G Preferred Shares. On May 13, 2009, in connection with the exchange, SCG paid the Company a fee of $1.0 million, which the Company recognized as income.

Item 6.	Selected Financial Data

The following tables set forth selected historical operating and financial data for the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from the historical financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES

Selected Historical Operating and Financial Data

(Unaudited, in thousands, except share data)

	For the year ended December 31,
	2010	2009	2008	2007	2006
Operating Data:
Revenues:
Hotel operating revenues	$594,642	$535,944	$587,449	$545,941	$481,047
Participating lease revenue	—	—	12,799	27,193	25,401
Other income	5,715	6,702	7,504	5,421	5,977

Total revenues	600,357	542,646	607,752	578,555	512,425
Expenses:
Hotel operating expenses	380,459	338,539	366,518	338,758	304,337
Depreciation and amortization	105,587	102,856	99,365	85,234	70,346
Real estate taxes, personal property taxes and insurance	30,897	29,460	31,664	29,478	24,924
Ground rent	5,825	5,706	7,091	6,838	6,317
General and administrative	18,802	15,033	17,361	13,425	12,037
Lease termination expense	—	—	4,296	—	800
Acquisition transaction costs	3,003	—	—	—	—
Impairment of development property	8,427	—	—	—	—
Other expenses	3,287	3,016	3,504	2,966	3,009

Total operating expenses	556,287	494,610	529,799	476,699	421,770
Operating income	44,070	48,036	77,953	101,856	90,655
Interest income	126	63	159	1,386	1,875
Interest expense	(36,500)	(37,951)	(48,207)	(46,279)	(42,397)

Income before income tax (expense) benefit, equity in earnings of joint venture and discontinued operations	7,696	10,148	29,905	56,963	50,133
Income tax (expense) benefit	(5,075)	(4,590)	1,017	(1,719)	1,454
Equity in earnings of joint venture	—	—	—	27	38,420

Income from continuing operations	2,621	5,558	30,922	55,271	90,007
Net (loss) income from discontinued operations	(851)	2,412	7,444	40,853	13,680

Net income	1,770	7,970	38,366	96,124	103,687

Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity	191	30	39	—	—
Noncontrolling interest of common units in Operating Partnership	—	(15)	(100)	(249)	(142)
Noncontrolling interest of preferred units in Operating Partnership	—	(367)	(5,178)	(6,120)	(4,485)

Net income (loss) attributable to noncontrolling interests	191	(352)	(5,239)	(6,369)	(4,627)

Net income attributable to the Company	1,961	7,618	33,127	89,755	99,060
Distributions to preferred shareholders	(26,754)	(26,388)	(22,497)	(24,344)	(25,604)
Issuance costs of redeemed preferred shares	—	—	—	(3,868)	—

Net (loss) income attributable to common shareholders	$(24,793)	$(18,770)	$10,630	$61,543	$73,456

Earnings per Common Share:
Net (loss) income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares:
Basic	$(0.35)	$(0.39)	$0.06	$0.51	$1.51

Diluted	$(0.35)	$(0.39)	$0.06	$0.50	$1.50

Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares:
Basic	$(0.36)	$(0.34)	$0.25	$1.53	$1.86

Diluted	$(0.36)	$(0.34)	$0.25	$1.52	$1.85

Weighted average number of common shares outstanding:
Basic	69,549,441	54,477,414	40,158,745	39,852,182	39,356,881
Diluted	69,549,441	54,477,414	40,257,970	40,045,509	39,562,982

LASALLE HOTEL PROPERTIES

Selected Historical Operating and Financial Data

(Unaudited, in thousands, except share data)

	For the year ended December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Investment in hotel properties, net	$2,229,362	$1,882,502	$1,967,255	$1,885,423	$1,932,141
Total assets	2,355,045	2,023,563	2,131,470	2,111,320	2,151,451
Borrowings under credit facilities	120,193	6,259	234,505	70,416	—
Bonds payable	42,500	42,500	42,500	42,500	42,500
Mortgage loans, including unamortized loan premiums	646,207	595,389	685,686	762,904	767,477
Redeemable noncontrolling interest in consolidated entity	49	2,739	2,769	—	—
Noncontrolling interest in consolidated entity	33	48	64	—	—
Noncontrolling interest of common units in Operating Partnership	—	—	668	747	3,686
Noncontrolling interest of preferred units in Operating Partnership	—	—	59,739	87,652	87,428
Preferred shares, liquidation preference	352,972	352,972	294,250	294,250	394,048
Total shareholders' equity	1,443,467	1,296,187	993,672	1,038,136	1,145,066

	For the year ended December 31,
	2010	2009	2008	2007	2006
Other Data:
Funds from operations(1)	$56,355	$90,825	$117,129	$123,442	$114,151
Earnings before interest, taxes, depreciation and amortization(1)	152,374	160,079	192,011	237,808	225,179
Cash provided by operating activities	131,572	112,058	159,347	168,228	156,842
Cash used in investing activities	(371,517)	(31,634)	(137,076)	(60,709)	(546,824)
Cash provided by (used in) financing activities	244,504	(90,039)	(30,265)	(144,495)	442,855
Cash dividends declared per common share	$0.24	$0.04	$1.80	$1.95	$1.56

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

Overview

2010 was a year of recovery for the U.S. economy, the lodging industry and the Company. Though the decrease in the unemployment rate was modest and consumer confidence – which is inextricably linked to the employment landscape—remained weak, corporate profit growth was strong and airline enplanements increased. Corporate and consumer spending began to rebound, which had a positive impact on the lodging sector. As such, 2010 U.S. lodging industry demand increased 7.7%, which was partially offset by a 2.0% increase in supply. Occupancy, therefore, increased by 5.7%, while U.S. lodging industry average rate declined 0.1%, which resulted in a RevPAR increase of 5.5%. During 2010, revenue per available room (“RevPAR”) at the Company’s hotels increased. However, the Company’s funds from operations (“FFO”) per diluted share and earnings before interest, taxes, depreciation and amortization (“EBITDA”) declined as compared to 2009 due to impairment losses on properties the Company sold, transaction costs related to properties it acquired and costs associated with the departure of its previous Chief Financial Officer.

For 2010, the Company had a net loss applicable to common shareholders of $24.8 million, or ($0.36) per diluted share. FFO was $56.4 million, or $0.81 per diluted share/unit and EBITDA was $152.4 million. RevPAR in 2010 was $137.41. The Company considers RevPAR and EBITDA to be key measures of the performance of the individual hotels. RevPAR for the total portfolio increased 2.5% for 2010. The RevPAR increase is attributable to a 1.2% increase in average daily rate (“ADR”) to $183.16 and 1.2% growth in occupancy to 75.0%. During 2010, the Company continued to implement significant cost savings measures. The Company’s hotel portfolio EBITDA increased 1.6% to $172.6 million, which represented a hotel EBITDA margin of 29.1%.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has utilized the information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. For example, included in the consolidated financial statements is an estimated allowance for doubtful accounts of $1.1 million.

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

Valuation of Deferred Tax Assets

As of December 31, 2010, the Company had deferred tax assets of $10.7 million primarily due to past years’ federal and state tax net operating losses of LHL. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to federal loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is required. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards.

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

The Company reviews each hotel for impairment at the end of each reporting period or as events and circumstances dictate throughout the year. A property is considered impaired when the sum of estimated future undiscounted cash flows over the estimated remaining holding period is less than the carrying amount of a property.

At the end of each reporting period, the Company assesses whether any quantitative or qualitative triggering events have occurred in relation to a property. Examples of situations considered to be triggering events include:

•	a substantial decline in operating cash flows during the period, including declines related to decreased occupancy, ADR or RevPAR;

•	a current or projected loss from operations;

•	a significant cost accumulation above the original acquisition/development estimate;

•	a change in plan to sell the property prior to the end of its useful life or holding period;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events deemed significant by our management or our Board of Trustees.

If the presence of one or more triggering events as described above is identified at the end of a reporting period or throughout the year with respect to a hotel, the Company performs a recoverability test. In doing so, an estimate of undiscounted future cash flows over the estimated remaining holding period is compared to the carrying amount of the hotel.

If the results of a recoverability analysis indicate that the carrying amount of a hotel exceeds the estimated future undiscounted cash flows, impairment is indicated. Upon presentation to, discussion with, and approval from the Board of Trustees, an impairment charge is recorded equal to the excess of the carrying value of the hotel over the fair value. When performing a recoverability test or estimating the fair value of a property, the Company makes certain assumptions including, but not limited to, consideration of:

•	projected operating cash flows – considering factors such as booking pace, growth rates, occupancy, room rates, property-specific operating costs and future capital expenditures;

•	projected costs and dates of completed construction and grand opening (for a development property);

•	the likelihood of completion of construction activity (for a development property);

•	projected cash flows from the eventual disposition of the hotel or development property based upon our estimation of a property-specific capitalization rate;

•	property-specific discount rates; and

•	comparable selling prices.

In accordance with GAAP guidance, the Company considers a hotel or development property as held for sale when a contract for sale is entered into, a substantial non-refundable deposit has been received from the purchaser and sale is expected to occur within one year.

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

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

The U.S. lodging industry operated in an improving environment during 2010 as the U.S. economy began to recover. On a year-over-year basis, overall industry demand increased 7.7%, while supply grew 2.0%. This resulted in an occupancy increase of 5.7%, while ADR decreased 0.1%. Corporate demand began to recover during the year, which was reflected in both the transient and group segments. Leisure demand also began to improve and was less dependent on the deep discounting that was required in the prior year. As such, lodging industry RevPAR grew by 5.5%. The Urban segment, as reported by Smith Travel Research (“STR”), posted a RevPAR increase of 8.8%, outperforming the overall industry as was the case in previous years of recovery. The Upper Upscale segment, as reported by STR, performed slightly better than the overall lodging industry, with a RevPAR improvement of 5.7%. Hotel occupancy, ADR, operating revenues and operating expenses for our portfolio were positively impacted by the overall industry performance. However, this impact was somewhat offset by our concentration of hotels in Washington, DC which benefitted from the 2009 inauguration, creating a difficult comparison for 2010. Addtionally, our RevPAR was impacted by the performance of our resorts, which haven’t recovered as quickly as our urban or convention segments.

Hotel Operating Revenues

Hotel operating revenues including room, food and beverage and other operating department revenues increased $58.7 million from $535.9 million in 2009 to $594.6 million in 2010. This increase is due primarily to the hotel operating revenues generated from the 2010 hotel acquisitions which consist of Sofitel Washington, DC Lafayette Square, Westin Philadelphia, Embassy Suites Philadelphia – Center City, Hotel Monaco San Francisco, Hotel Roger Williams and Chamberlain West Hollywood (the “2010 Acquisition Properties”). The 2010 Acquisition Properties, which are not comparable year-over-year, contributed $46.1 million to the increase in hotel operating revenues. Additionally the effects of the beginning of an economic recovery in mid 2010 which resulted in a 2.5% increase in RevPAR, attributable to a 1.2% increase in ADR across the portfolio and a 1.2% increase in occupancy across the portfolio contributed to the increase in hotel operating revenue, partially offset by the lingering effects of the economic downturn in the first quarter of 2010.

The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the beginning of the economic turnaround in mid 2010:

•	$2.3 million increase from Donovan House;

•	$1.6 million increase from Westin Copley Place; and

•	$1.6 million increase from The Liaison Capitol Hill.

These increases are partially offset by the following significant decreases from the effects of the recent economic downturn primarily in the first quarter of 2010:

•	$2.2 million decrease from Lansdowne Resort; and

•	$2.0 million decrease from The Hilton San Diego Resort and Spa.

Hotel operating revenues increased a net $11.3 million across 24 additional hotels in the portfolio primarily as a result of the beginning of an economic turnaround, particularly in the Washington, DC, Boston, West Hollywood, Chicago and New York markets.

Other Income

Other income decreased $1.0 million from $6.7 million in 2009 to $5.7 million in 2010. This decrease is primarily due to $1.0 million recognized in 2009 from the fee received related to the exchange of the Series C Preferred Shares for Series G Preferred Shares. Other decreases, primarily in retail lease income, were offset by gains from insurance proceeds recognized in the 2010 period.

Hotel Operating Expenses

Hotel operating expenses increased $42.0 million from $338.5 million in 2009 to $380.5 million in 2010. This overall increase is due primarily to the hotel operating expenses incurred by the 2010 Acquisition Properties, which are not comparable year-over-year, and which contributed $29.0 million to the increase in hotel operating expenses. To a lesser extent the increase is a result of the increased operating revenues and occupancies across the portfolio attributable to the economic recovery.

The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$2.4 million increase from Westin Copley Place;

•	$2.2 million increase from San Diego Paradise Point Resort and Spa;

•	$1.8 million increase from Donovan House; and

•	$1.3 million increase from The Liaison Capitol Hill.

Hotel operating expenses increased a net $5.3 million across 25 additional hotels in the portfolio due primarily to the effects of increased operating costs associated with higher occupancy.

Depreciation and Amortization

Depreciation and amortization expense increased $2.7 million from $102.9 million in 2009 to $105.6 million in 2010. The increase is primarily due to depreciation on building and furniture, fixtures and equipment for the 2010 Acquisition Properties, partially offset by a portion of the furniture, fixtures and equipment across the hotel portfolio becoming fully depreciated.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes, and insurance expenses increased $1.4 million from $29.5 million in 2009 to $30.9 million in 2010. The 2010 Acquisition Properties contributed $2.2 million to this increase. The remainder of the increase is primarily due to the following:

•	$1.0 million increase in real estate taxes in the 2010 period at Indianapolis Marriott Downtown due to decreases in assessed property values for 2009 and prior years reflected in the 2009 period; and

•	$0.4 million increase in real estate taxes in the 2010 period at Hotel Sax due to decreases in assessed property values for 2009 and prior years reflected in the 2009 period.

The above increases are partially offset by decreases, particularly at four properties located in Washington, DC, Chicago and New York totaling $2.2 million which are due to decreases in the assessed property values for 2010, reflected in the 2010 period. Insurance expense remained flat across the periods.

Ground Rent

Ground rent increased by $0.1 million from $5.7 million in 2009 to $5.8 million in 2010. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The performance of these hotels was comparable year over year.

General and Administrative

General and administrative expense increased $3.8 million from $15.0 million in 2009 to $18.8 million in 2010 primarily as a result of a $2.6 million charge associated with the previously announced departure of the Company’s Chief Financial Officer and to a lesser extent, the reversal of non-cash equity compensation related to restricted stock forfeitures in the 2009 period.

Acquisition Transaction Costs

Acquisition transaction costs of $3.0 million in 2010 relate to the purchase of the 2010 Acquisition Properties. GAAP guidance requires that acquisition-related costs be expensed when incurred rather than capitalized.

Impairment of Development Property

During the fourth quarter of 2010, the Company entered into a contract to sell its interest in the development property located at 330 N. Wabash Avenue in downtown Chicago upon receiving a nonrefundable deposit. Upon receipt of the deposit, the property was determined to be held for sale and the Company recorded an $8.4 million impairment charge, which includes a $2.7 million termination fee paid to the development manager. The sale of the property closed on December 29, 2010.

Other Expenses

Other expenses increased $0.3 million from $3.0 million in 2009 to $3.3 million in 2010 primarily due to an increase in expenses related to the repositioning of certain hotels.

Interest Income

Interest income increased slightly from 2009 to 2010 with an immaterial amount earned in both periods.

Interest Expense

Interest expense decreased $1.5 million from $38.0 million in 2009 to $36.5 million in 2010 due to a decrease in the Company’s weighted average debt outstanding, partly offset by an increase in the weighted average interest rate and a decrease in capitalized interest. The Company’s weighted average debt outstanding decreased from $790.3 million in 2009 to $702.0 million in 2010, due primarily to paydowns on outstanding debt with proceeds from:

•	the April 2009, June 2009 and March 2010 common share offerings;

•	the issuance of common shares under the Company’s equity distribution agreements during August 2010;

•	the sale of the Seaview Resort in September 2010;

•	the sale of the Westin City Center Dallas in September 2010;

•	the sale of the interest in the 330 N. Wabash Avenue property held through the Modern Magic Hotel, LLC joint venture in December 2010; and

•	operating cash flows.

The above paydowns are offset by the following, which caused total debt outstanding to be higher at December 31, 2010 than at December 31, 2009:

•	additional borrowings to purchase the 2010 Acquisition Properties;

•	assumption of the mortgage loan on the Hotel Roger Williams in October 2010; and

•	additional borrowings to finance other capital improvements during 2009 and 2010.

The Company’s weighted average interest rate, including the impact of capitalized interest, increased from 4.5% in 2009 to 4.9% in 2010. Capitalized interest decreased from $0.7 million in 2009 to $0.2 million in 2010, primarily due to the temporary suspension of the redevelopment of the property formerly owned through the Modern Magic Hotel, LLC joint venture, partly offset by the start of the renovation project at Westin Copley Place during the 2010 period.

Income Tax Expense

Income tax expense from continuing operations and discontinued operations decreased $0.9 million from $4.3 million in 2009 to $3.4 million in 2010. LHL’s net income before income tax expense increased $2.0 million from $8.6 million in 2009 to $10.6 million in 2010, primarily due to new participating leases requiring lower rent payments effective January 1, 2010, partially offset by the $9.5 million cure payment revenue recognized at Seaview Resort in the 2009 period. Income tax expense decreased as a result of the revaluation of past years’ tax net operating loss carryforwards during the 2010 period upon finalization of LHL’s 2009 federal and state income tax returns, partially offset by the increased LHL taxable income. For the year ended December 31, 2010, LHL’s income tax expense was calculated using an estimated combined federal and state annual effective tax rate of 33.3%.

Discontinued Operations

Net income (loss) from discontinued operations decreased $3.3 million from net income of $2.4 million in 2009 to net loss of $0.9 million in 2010. Net income (loss) from discontinued operations reflects the operating results of the Seaview Resort and Westin City Center Dallas, which were sold in September 2010, and the Sheraton Bloomington Hotel Minneapolis South, which was sold in January 2011 and classified as held for sale upon receiving a nonrefundable deposit on December 6, 2010. The 2010 period includes gain on sale of Westin City Center Dallas of $29.2 million, partially offset by losses on impairment of $24.5 million and $3.2 million for Seaview Resort and Sheraton Bloomington Hotel Minneapolis South, respectively, and the 2009 period includes $9.5 million of cure payment revenue recognized at Seaview Resort.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in consolidated entity represents the outside equity interest in the Modern Magic Hotel, LLC joint venture, which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Noncontrolling Interests

Noncontrolling interest of common units in the Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by a third party. Income or loss is allocated to common units noncontrolling interest based on the weighted average percentage ownership throughout the period. At December 31, 2010, no third party limited partner held any common units of the Operating Partnership.

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

Distributions to Preferred Shareholders

Distributions to preferred shareholders increased $0.4 million, from $26.4 million in 2009 to $26.8 million in 2010. This increase was due to the redemption of the Series C Preferred Units and issuance of Series C Cumulative Redeemable Preferred Shares of Beneficial Interest on February 1, 2009, which were subsequently exchanged for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest on April 16, 2009.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

The U.S. lodging industry operated in an extremely challenging environment during 2009. On a year-over-year basis, overall industry demand was down 5.8%, while supply increased by 3.2%. This resulted in an occupancy decline of 8.7%, while ADR decreased 8.8%. Corporate demand slowed dramatically during the year in both the transient and group segments. Leisure demand was more resilient than corporate, but was induced by deep discounting through our hotels’ proprietary channels as well as third party channels. As such, lodging industry RevPAR declined by 16.7%. The Urban segment, as reported by STR, posted a RevPAR decline of 18.1%, underperforming the overall industry as was the case in previous recessions. Likewise, the Upper Upscale segment, as reported by STR, underperformed the lodging industry, with a RevPAR decline of 17.7%. Hotel occupancy, ADR, operating revenues and operating expenses for our portfolio were negatively impacted by the overall industry performance and our urban concentration. However, this impact was somewhat offset by our concentration of hotels in Washington, DC which benefitted from the inauguration and from an overall stronger market in 2009.

Hotel Operating Revenues

Hotel operating revenues from the hotels leased to LHL (28 hotels as of December 31, 2009), including room, food and beverage and other operating department revenues (which includes golf, telephone, parking, and other ancillary revenues) decreased $51.5 million from $587.4 million in 2008 to $535.9 million in 2009. This decrease is primarily due to the effects of the economic downturn which resulted in a 15.8% decrease in RevPAR, attributable to a 1.5% decrease in occupancy and a 14.5% decrease in ADR across the portfolio.

The following are significant decreases in total room, food and beverage and other operating department revenues primarily as a result of the detrimental effects of the recession:

•	$16.1 million decrease from Westin Michigan Avenue;

•	$8.3 million decrease from Westin Copley Place;

•	$6.7 million decrease from Lansdowne Resort;

•	$5.5 million decrease from Hotel Sax Chicago;

•	$4.8 million decrease from Indianapolis Marriott Downtown;

•	$3.9 million decrease from Hilton San Diego Gaslamp Quarter;

•	$3.8 million decrease from Hotel Viking;

•	$3.8 million decrease from Harborside Hyatt Conference Center & Hotel; and

•	$3.6 million decrease from The Hilton San Diego Resort and Spa.

Hotel operating revenues declined $22.3 million across 15 additional hotels in the portfolio, due to the effects of the recession.

The above decreases are partially offset by increases from amounts that are not comparable year-over-year as follows:

•	$8.1 million increase in room, food and beverage and other operating department revenues from Le Montrose Suite Hotel due to the transition to a new lease with LHL as of January 1, 2009;

•

$5.8 million increase in room, food and beverage and other operating department revenues from San Diego Paradise Point Resort and Spa due to the transition to a new lease with LHL as of June 1, 2008; and

•

$5.5 million increase in room, food and beverage and other operating department revenues from Donovan House re-opening on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

In addition, room, food and beverage and other operating department revenues at The Liaison Capitol Hill increased $7.9 million due to improved hotel facilities as a result of an extensive hotel and restaurant renovation.

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

Other Income

Other income decreased $0.8 million from $7.5 million in 2008 to $6.7 million in 2009. This decrease is primarily due to the following:

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

These decreases are partially offset by the following increases:

•	$1.0 million recognized in 2009 from the fee received related to the exchange of Series C Preferred Shares for Series G Preferred Shares; and

•	$0.4 million recognized in 2009 from the gain from insurance proceeds related to a kitchen fire at Hotel Viking.

The remaining decrease of $0.2 million is primarily due to decreases in income from retail leases across the portfolio.

Hotel Operating Expenses

Hotel operating expenses decreased $28.0 million from $366.5 million in 2008 to $338.5 million in 2009. This overall decrease is primarily a result of decreases portfolio-wide resulting from reductions in management and hourly staffing levels and other cost-saving initiatives in anticipation of the significant decrease in occupancy across the portfolio.

The following are significant decreases in total room, food and beverage, other direct and other indirect expenses primarily as a result of reduced occupancies at the hotels and cost-saving initiatives that have been implemented:

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

Hotel operating expenses declined $9.6 million across 17 additional hotels in the portfolio as a result of reduced occupancies and cost-saving initiatives. The above decreases are partially offset by increases from amounts that are not comparable year-over-year as follows:

•

$5.7 million increase in room, food and beverage, other direct and other indirect expenses from San Diego Paradise Point Resort and Spa due to the transition to a new lease with LHL as of June 1, 2008; and

•	$4.3 million increase in room, food and beverage, other direct and other indirect expenses from Le Montrose Suite Hotel due to the transition to a new lease with LHL as of January 1, 2009.

In addition, room, food and beverage, other direct and other indirect expenses at The Liaison Capitol Hill increased $3.8 million as a result of improved hotel facilities following an extensive hotel and restaurant renovation. The hotel improvements increased occupancy and in turn increased service costs.

Depreciation and Amortization

Depreciation and amortization expense increased $3.5 million from $99.4 million in 2008 to $102.9 million in 2009. This increase includes an amount that is not comparable year-over-year of $1.6 million from Donovan House which re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project. The remaining increase of $1.9 million is primarily due to depreciation on building and land improvements and purchases of furniture, fixtures and equipment made across the hotel portfolio during 2009 and 2008.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes and insurance expenses decreased $2.2 million from $31.7 million in 2008 to $29.5 million in 2009. The decrease is primarily due to the following:

•	$2.1 million decrease in real estate taxes at Hotel Sax due to decreases in assessed property values for 2009 and prior years; and

•	$2.0 million decrease in real estate and personal property taxes at Indianapolis Marriott Downtown due to decreases in assessed property values for 2009 and prior years.

The above decreases are partially offset by the following increases:

•	$0.6 million increase in real estate taxes at Westin Michigan Avenue due to credits recognized in 2008 for decreases in 2007 assessments and rates;

•	$0.5 million increase in real estate taxes at Westin Copley Place due to an increase in 2009 tax rate; and

•

$0.4 million increase in real estate and personal property taxes and insurance at Donovan House which is not comparable year-over-year as it re-opened on March 28, 2008 after completion of a comprehensive renovation and repositioning project.

The remaining increase is a result of an increase in real estate and personal property taxes of $0.5 million primarily from increases in assessments and rates at certain of the hotel properties, partially offset by a decrease in insurance premiums of $0.1 million across the portfolio.

Ground Rent

Ground rent decreased $1.4 million from $7.1 million in 2008 to $5.7 million in 2009. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The decrease is due to performance at the applicable hotels being slightly better in 2008 than 2009.

General and Administrative

General and administrative expense decreased $2.4 million from $17.4 million in 2008 to $15.0 million in 2009 primarily as a result of the reversal of non-cash equity compensation related to restricted share forfeitures due to executive and employee resignations in 2009.

Lease Termination Expense

Lease termination expense decreased $4.3 million from $4.3 million in 2008 to zero in 2009. The 2008 expense related to the settlement of litigation. There was no such settlement in 2009.

Other Expenses

Other expenses decreased $0.5 million from $3.5 million in 2008 to $3.0 million in 2009 primarily due to a decrease in expenses related to the renaming and repositioning of hotels and a decrease in common area maintenance costs incurred at the 330 N. Wabash Avenue property, partially offset by losses from property damage at the hotels.

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

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 4.8% in 2008 to 4.5% in 2009. The decrease is due in part to the payoffs of the LHO Financing Partnership I, LP, Hilton Alexandria Old Town and Gild Hall mortgage loans which accrued interest at higher rates than the rate of the senior unsecured line of credit which was used to pay off the mortgages. Capitalized interest decreased by $2.8 million from $3.5 million in 2008 to $0.7 million in 2009 primarily due to the temporary suspension of the redevelopment of the 330 N. Wabash Avenue property as a luxury hotel. The Company’s weighted average interest rate, excluding the impact of capitalized interest, decreased from 5.1% in 2008 to 4.6% in 2009.

Income Tax Expense/Benefit

Income taxes from continuing and discontinued operations increased $5.6 million from an income tax benefit of $1.3 million in 2008 to an income tax expense of $4.3 million in 2009. For 2009, current federal, state and local income tax expense totaled $0.5 million. LHL’s net income (loss) before income tax (expense) benefit increased $13.6 million from net loss of $5.0 million in 2008 to net income of $8.6 million in 2009 primarily due to the $9.5 million cure payment revenue recognized at Seaview Resort in 2009, the reversal of allocated costs related to the resignation of an executive in 2009 and the two properties converted to new leases with LHL in 2008 and 2009, partly offset by lower hotel income across the portfolio due to the effects of the recession. Accordingly, for 2009, LHL recorded a deferred federal, state and local income tax expense of $3.8 million (using an estimated statutory tax rate of 40.4%).

Discontinued Operations

Net income from discontinued operations decreased $5.0 million from $7.4 million in 2008 to $2.4 million in 2009. Net income from discontinued operations reflects the operating results of the Seaview Resort and Westin City Center Dallas, which were sold in September 2010, and the Sheraton Bloomington Hotel

Minneapolis South, which was sold in January 2011 and classified as held for sale upon receiving a nonrefundable deposit on December 6, 2010. The 2009 period includes $9.5 million of cure payment revenue recognized at Seaview Resort.

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

FFO and EBITDA

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

FFO and EBITDA do not represent cash generated from operating activities determined by GAAP and should not be considered as alternatives to net income, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO and EBITDA are not measures of the Company’s liquidity, nor are FFO and EBITDA indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO and EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company’s operating performance.

The following is a reconciliation between net income (loss) attributable to common shareholders and FFO for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 (in thousands, except share and unit data):

	For the year ended December 31,
	2010	2009	2008	2007	2006
Net (loss) income attributable to common shareholders	$(24,793)	$(18,770)	$10,630	$61,543	$73,456
Depreciation(1)	110,138	109,174	105,746	91,560	78,280
Equity in depreciation of joint venture	—	—	—	—	178
Amortization of deferred lease costs	363	436	692	491	497
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	(191)	(30)	(39)	—	—
Noncontrolling interest of common units in Operating Partnership	—	15	100	249	142
Less: Net gain on sale of property	(29,162)	—	—	(30,401)	(38,402)

FFO	$56,355	$90,825	$117,129	$123,442	$114,151

Weighted average number of common shares and units outstanding:
Basic	69,549,441	54,534,939	40,256,228	39,955,712	39,409,631
Diluted	69,722,700	54,611,974	40,355,453	40,149,039	39,615,732

(1)	Includes amounts from discontinued operations.

FFO includes the loss on impairment of Seaview Resort, Sheraton Bloomington Hotel Minneapolis South and 330 N. Wabash Avenue property of $24.5 million, $3.2 million and $8.4 million, respectively, in 2010.

The following is a reconciliation between net income (loss) attributable to common shareholders and EBITDA for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 (in thousands):

	For the year ended December 31,
	2010	2009	2008	2007	2006
Net (loss) income attributable to common shareholders	$(24,793)	$(18,770)	$10,630	$61,543	$73,456
Interest expense(1)	36,504	37,956	48,213	46,289	42,409
Equity in interest expense of joint venture	—	—	—	—	317
Income tax expense (benefit)(1)	3,424	4,257	(1,316)	3,006	(401)
Depreciation and amortization(1)	110,676	109,896	106,748	92,389	78,966
Equity in depreciation/amortization of joint venture	—	—	—	—	201
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	(191)	(30)	(39)	—	—
Noncontrolling interest of common units in Operating Partnership	—	15	100	249	142
Noncontrolling interest of preferred units in Operating Partnership	—	367	5,178	6,120	4,485
Distributions to preferred shareholders	26,754	26,388	22,497	28,212	25,604

EBITDA	$152,374	$160,079	$192,011	$237,808	$225,179

(1)	Includes amounts from discontinued operations.

EBITDA includes the gain on sale of Westin City Center Dallas of $29.2 million and the loss on impairment of Seaview Resort, Sheraton Bloomington Hotel Minneapolis South and 330 N. Wabash Avenue property of $24.5 million, $3.2 million and $8.4 million, respectively, in 2010. EBITDA includes the gain on sale of the LaGuardia Airport Marriott of $30.4 million in 2007 and a gain of $38.4 million related to its share of the Chicago 540 Hotel Venture which sold the Chicago Marriott Downtown in 2006.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the years ended December 31, 2010 and 2009, respectively.

	Year ended December 31,
	2010	2009	Variance
Total Portfolio
Occupancy	75.0%	74.1%	1.2%
ADR	$183.16	$180.94	1.2%
RevPAR	$137.41	$134.07	2.5%

Off-Balance Sheet Arrangements

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of December 31, 2010, the Company held $19.3 million of restricted cash reserves, $10.6 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover required capital expenditures under agreements that do not necessitate that the Company separately reserve cash.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from hotels leased by LHL. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s credit facility, secured financing on one or all of the Company’s 27 unencumbered properties as of December 31, 2010, the sale of one or more properties, equity issuances available under the shelf registration statement and the issuance of up to $73.5 million of common shares from time to time under the Company’s equity distribution agreements, which were fully utilized during January and February 2011.

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

As of December 31, 2010, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities or mortgages.

Properties Leased to LHL

Effective January 1, 2001, LHL became a wholly-owned subsidiary of the Company as provided for under the taxable-REIT subsidiary provisions of the Code. As of December 31, 2010, LHL leased all 35 hotels owned by the Company as follows:

1. Sheraton Bloomington Hotel Minneapolis South	19. The Hilton San Diego Resort and Spa
2. Harborside Hyatt Conference Center & Hotel	20. Donovan House
3. Hotel Viking	21. Le Parc Suite Hotel
4. Topaz Hotel	22. Westin Michigan Avenue
5. Hotel Rouge	23. Hotel Sax Chicago
6. Hotel Madera	24. Alexis Hotel
7. Hotel Helix	25. Hotel Solamar
8. The Liaison Capitol Hill	26. Gild Hall
9. Lansdowne Resort	27. Hotel Amarano Burbank
10. Hotel George	28. San Diego Paradise Point Resort and Spa
11. Indianapolis Marriott Downtown	29. Le Montrose Suite Hotel
12. Hilton Alexandria Old Town	30. Sofitel Washington, DC Lafayette Square
13. Chaminade Resort and Conference Center	31. Hotel Monaco San Francisco
14. Hilton San Diego Gaslamp Quarter	32. Westin Philadelphia
15. The Grafton on Sunset	33. Embassy Suites Philadelphia – Center City
16. Onyx Hotel	34. Hotel Roger Williams
17. Westin Copley Place	35. Chamberlain West Hollywood
18. Hotel Deca

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of December 31, 2010 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans(1)	$813,701	$39,116	$197,510	$282,332	$294,743
Borrowings under credit facilities(2) .	121,864	1,303	120,561	—	—
Rents(3)	215,239	5,547	11,116	10,925	187,651
Massport Bonds(1)	43,618	156	312	312	42,838
Purchase commitments(4)
Purchase orders and letters of commitment	15,776	15,776	—	—	—

Total obligations and commitments	$1,210,198	$61,898	$329,499	$293,569	$525,232

(1)	Amounts include principal and interest.
(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rate as of December 31, 2010. It is assumed that the outstanding debt as of December 31, 2010 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance. Total includes approximately $0.6 million related to Sheraton Bloomington Hotel Minneapolis South, which was sold on January 12, 2011.

(4)

As of December 31, 2010, purchase orders and letters of commitment totaling approximately $15.8 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450.0 million. On December 22, 2010, the Company exercised its one-year extension option, extending the credit facility’s maturity date to April 13, 2012. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2010, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On December 22, 2010, LHL exercised its one-year extension option, extending the credit facility’s maturity date to April 13, 2012. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2010, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility.

Debt Summary

Debt as of December 31, 2010 and 2009 consisted of the following (in thousands):

Debt	Interest Rate	Maturity Date		Balance Outstanding as of
				December 31, 2010	December 31, 2009
Credit facilities
Senior unsecured credit facility	Floating (a)	April 2012	(a)	$112,000	$—
LHL unsecured credit facility	Floating (b)	April 2012	(b)	8,193	6,259

Total borrowings under credit facilities				120,193	6,259

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating (c)	March 2018		5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating (c)	March 2018		37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Le Montrose Suite Hotel	8.08%	July 2010	(d)	—	12,859
Hilton San Diego Gaslamp Quarter	5.35%	June 2012		59,600	59,600
Hotel Solamar	5.49%	December 2013		60,900	60,900
Hotel Deca	6.28%	August 2014		9,658	9,908
Westin Copley Place	5.28%	August 2015		210,000	210,000
Westin Michigan Avenue	5.75%	April 2016		140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016		101,780	101,780
Hotel Roger Williams	6.31%	August 2016		64,000	—

Mortgage loans at stated value				645,938	595,047
Unamortized loan premium(e)				269	342

Total mortgage loans				646,207	595,389

Total debt				$808,900	$644,148

(a)

Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2010, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $112,000 was 1.07%. There were no borrowings outstanding at December 31, 2009. On December 22, 2010, the Company exercised its option to extend the credit facility's maturity date to April 2012.

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2010 and December 31, 2009, the rates, including the applicable margin, for LHL’s outstanding LIBOR borrowings were 1.06% and 0.93%, respectively. On December 22, 2010, LHL exercised its option to extend the credit facility’s maturity date to April 2012.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2012. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2010 were 0.28% and 0.38% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2009 were 0.35% and 0.32% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)	The Company repaid the mortgage loan on February 1, 2010 through borrowings on its senior unsecured credit facility.
(e)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $269 as of December 31, 2010 and $342 as of December 31, 2009.

The mortgages contain debt service coverage ratio thesholds related to the mortgaged properties. If our debt service coverage ratio fails, for that specific property, to exceed a threshold level specified in a mortgage, cash flows from that hotel will automatically be directed to the lender to satisfy required payments, and to fund certain reserves required by the mortgage and to fund additional cash reserves for future required payments, including final payment, until such time as we again become compliant with the specified debt service coverage ratio or the mortgage is paid off.

A summary of the Company’s interest expense and weighted average interest rates for borrowings for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	For the year ended December 31,
	2010	2009	2008
Interest Expense:
Interest incurred	$35,797	$37,664	$50,390
Amortization of deferred financing costs	907	995	1,348
Capitalized interest.	(200)	(703)	(3,525)

Interest expense	36,504	37,956	48,213
Interest expense from discontinued operations	(4)	(5)	(6)

Interest expense from continuing operations	$36,500	$37,951	$48,207

Weighted Average Interest Rates for Borrowings:
Senior unsecured credit facility.	1.0%	1.3%	3.4%

LHL unsecured credit facility.	0.9%	1.2%	3.9%

Massport bonds	0.3%	0.5%	2.5%

Equity Issuances and Redemptions

In August 2005, the Company acquired the Westin Copley Place in Boston, Massachusetts. As part of the consideration to acquire the hotel, the Operating Partnership issued 2,348,888 Series C Preferred Units. The Series C Preferred Units were redeemable for Series C Preferred Shares on a one-for-one basis. On February 1, 2009, each of the Series C Preferred Units was redeemed and the Company issued 2,348,888 Series C Preferred Shares. Prior to the exchange described below, the Series C Preferred Shares were held by SCG. On April 16, 2009, SCG exchanged its Series C Preferred Shares for an equal number of Series G Preferred Shares in a private transaction. Each of the issuance of the Series C Preferred Shares and the exchange of the Series C Preferred Shares for Series G Preferred Shares was exempt from registration pursuant to Section 4(2) of the Securities Act. On April 17, 2009 the Company filed a registration statement with the SEC to register the resale of the Series G Preferred Shares. On May 13, 2009, in connection with the exchange, SCG paid the Company a fee of $1.0 million, which the Company recognized as income.

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

On March 2, 2010, the Company completed an underwritten public offering of 6,152,500 common shares of beneficial interest, par value $0.01 per share, including 802,500 common shares pursuant to an overallotment option exercise by the underwriters. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of approximately $109.2 million. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

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

As of December 31, 2010, the Company had availability under the Agreements to issue and sell common shares of beneficial interest having an aggregate offering price of up to $73.5 million. The Agreements were fully utilized during January and February 2011.

Sources and Uses of Cash

As of December 31, 2010, the Company had $13.0 million of cash and cash equivalents and $19.3 million of restricted cash reserves, $10.6 million of which was available for future capital expenditures. Additionally, the Company had $330.8 million available under the senior unsecured credit facility, with $7.2 million reserved for outstanding letters of credit, and $16.8 million available under the LHL credit facility.

Net cash provided by operating activities was $131.6 million for the year ended December 31, 2010 primarily due to the operations of hotels leased by LHL, which were offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $371.5 million for the year ended December 31, 2010 primarily due to the purchase of Sofitel Washington, DC LaFayette Square, Hotel Monaco San Francisco, Westin Philadelphia, Embassy Suites Philadelphia-Center City, Hotel Roger Williams and Chamberlain West Hollywood, outflows for improvements and additions at the hotels and development property and the net funding of restricted cash reserves, partially offset by property insurance proceeds and proceeds from the sale of the Seaview Resort, Westin City Center Dallas and the Company’s interest in the development property located at 330 N. Wabash Avenue in downtown Chicago.

Net cash provided by financing activities was $244.5 million for the year ended December 31, 2010, primarily due to borrowings under credit facilities and net proceeds from the common share offerings, partially offset by repayments under credit facilities, mortgage loan repayments, payment of distributions to redeemable noncontrolling interest, payment of distributions to common shareholders and payment of distributions to preferred shareholders.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, property acquisitions, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities, borrowings under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 27 unencumbered properties, the sale of one or more properties, equity issuances available under the shelf registration statement and the issuance of up to $73.5 million of common shares from time to time under the Company’s equity distribution agreements, which were fully utilized during January and February 2011. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 27 unencumbered properties, the sale of one or more properties or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 27 unencumbered properties, the sale of one or more properties, estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement and the issuance of up to $73.5 million of common shares from time to time under the Company’s equity distribution agreements, which were fully utilized during January and February 2011. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.

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

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2010, approximately 20.1% of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenue, participating lease revenue and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company may utilize derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. The Company did not utilize any derivative financial instruments during the years 2008 through 2010 and there were no derivatives outstanding as of December 31, 2010 or 2009.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, the table presents scheduled maturities and related weighted average interest rates by expected maturity dates (in thousands).

	2011	2012	2013	2014	2015	Thereafter	Total
Fixed Rate Debt	$2,236	$64,600	$64,687	$13,324	$214,797	$286,294	$645,938
Weighted Average Interest	6.0%	5.4%	5.5%	6.2%	5.3%	5.9%	5.6%
Variable Rate Debt	$—	$120,193	$—	$—	$—	$42,500	$162,693
Weighted Average Interest	0.0%	1.1%	0.0%	0.0%	0.0%	0.4%	0.9%

Total	$2,236	$184,793	$64,687	$13,324	$214,797	$328,794	$808,631

The table above presents the principal amount of debt maturing each year, including annual amortization of principal, through December 31, 2015 and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2010 and does not reflect indebtedness, if any, incurred after that date. The Company’s ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2010, the estimated fair value of the Company’s fixed rate mortgage debt was $648.6 million.

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of December 31, 2010, $162.7 million of the Company’s aggregate indebtedness (20.1% of total indebtedness) was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.4 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $162.7 million, the balance as of December 31, 2010.

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

Based on management’s evaluation as of December 31, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms.

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, a registered independent accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.

Changes in Internal Controls—There was no change to the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the material in the Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the material in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the material in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the material in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements

Included herein at pages F-1 through F-43.

2.	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-44 through F-45.

Schedule III – Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles of amendment and articles supplementary)

3.2	Third Amended and Restated Bylaws of the Registrant(1)

4.1	Form of Common Share of Beneficial Interest(2)

10.1	Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 29, 1998(3)

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002(4)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of September 30, 2003(5)

10.4	Form of Third Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P.(6)

Exhibit Number	Description of Exhibit

10.5	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 22, 2005(7)

10.6	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of February 8, 2006(8)

10.7	Form of Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operation Partnership, L.P.(9)

10.8	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of November 17, 2006(10)

10.9	Eighth Amendment to Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 15, 2009(11)

10.10	Ninth Amendment to Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of January 24, 2011(12)

10.11	Form of Management Agreement(2)

10.12	Form of Lease with Affiliated Lessees(2)

10.13	Form of First Amendment to Lease with Affiliated Lessee(13)

10.14	Form of Second Amendment to Lease with Affiliate Lessee(13)

10.15	Promissory Note Secured by Leasehold Mortgage in the original principal amount of $210,000,000 made by LHO Backstreets, L.L.C. and dated as of August 30, 2005(14)

10.16	Leasehold Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) by LHO Backstreets, LLC, as Mortgagor, and Mortgage Electronic Registration Systems, Inc., as Mortgagee and dated as of August 30, 2005(14)

10.17	Loan and Trust Agreement, dated as of December 15, 1990, as amended and restated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership, and Shawmut Bank, N.A., as trustee(3)

10.18	Credit Enhancement Agreement, dated as of June 27, 1991, among the Massachusetts Port Authority, Logan Harborside Associates II Limited Partnership and Shawmut Bank, N.A.(3)

10.19	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through April 21, 2005(15)*

10.20	LaSalle Hotel Properties 2009 Equity Incentive Plan(16)*

10.21	Trustee Fee Deferral Program(17)*

10.22	Form of Time-Based Restricted Share Award Agreement(18)*

10.23	Form of Performance-Based Restricted Share Award Agreement(18)*

10.24	Amended and Restated Severance Agreement between Hans S. Weger and LaSalle Hotel Properties effective October 19, 2009(17)*

10.25	Amended and Restated Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties effective October 19, 2009(17)*

10.26	Severance Agreement between Alfred L. Young and LaSalle Hotel Properties effective November 3, 2009(17)*

10.27	Severance Agreement between Bruce A. Riggins and LaSalle Hotel Properties effective January 24, 2011*

Exhibit Number	Description of Exhibit

10.28	Offer Letter to Michael D. Barnello(19)*

10.29	Offer Letter to Alfred L. Young(20)*

10.30	Offer Letter to Bruce A. Riggins(21)*

10.31	Form of Indemnification Agreement(22)*

10.32	Amended and Restated Senior Unsecured Credit Agreement entered into on June 9, 2005 among Bank of Montreal, Bank of America, N.A., the other lenders named therein and LaSalle Hotel Operating Partnership, L.P.(23)

10.33	Second Amendment to Amended and Restated Senior Unsecured Credit Agreement(24)

10.34	Total Commitments Increase Agreement dated as of January 14, 2008 among LaSalle Hotel Operating Partnership, L.P. and Branch Banking & Trust Company, BMO Capital Markets Financing, Inc., Bank of Montreal, Chicago Branch, The Royal Bank of Scotland PLC, Wachovia Bank, NA, Raymond James Bank, FSB, U.S. Bank National Association and National City Bank and Bank of Montreal, Chicago Branch, as Administrative Agent

10.35	Guaranty and Contribution Agreement made as of June 9, 2005 by LaSalle Hotel Properties and certain of its subsidiaries (23)

10.36	Environmental Indemnification Agreement made as of June 9, 2005 by LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties and certain of their subsidiaries(23)

12.1	Computation of the Registrant’s Ratios of Earnings to Combined Fixed Charges and Preferred Share Dividends

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

24.1	Power of Attorney (included in Part IV of this Annual report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from LaSalle Hotel Properties’ Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 23, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

*	Represents management contract or compensatory plan or agreement.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2010 and incorporated herein by reference.
(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) filed with the SEC on April 2, 1998 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on August 14, 1998 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2002 and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Annual report on Form 10-K filed with the SEC on February 23, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2005 and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2005 and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2006 and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2009 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2011 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on May 12, 1999 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2005 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-125058) filed with the SEC on May 19, 2005 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-158873) filed with the SEC on April 28, 2009 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 18, 2007 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2008 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2010 and incorporated herein by reference.
(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2011 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Registrant’s Current report on Form 8-K filed with the SEC on November 12, 2008 and incorporated herein by reference.
(23)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2005 and incorporated herein by reference.
(24)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Dated: February 23, 2011	BY:	/S/ BRUCE A. RIGGINS
Bruce A. Riggins Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and trustees of LaSalle Hotel Properties, hereby severally constitute Michael D. Barnello, Bruce A. Riggins and Alfred L. Young, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable LaSalle Hotel Properties to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

February 23, 2011	/s/ MICHAEL D. BARNELLO Michael D. Barnello	Trustee, President and Chief Executive Officer (Principal Executive Officer)

February 23, 2011	/s/ DARRYL HARTLEY-LEONARD Darryl Hartley-Leonard	Trustee

February 23, 2011	/s/ KELLY L. KUHN Kelly L. Kuhn	Trustee

February 23, 2011	/s/ WILLIAM S. MCCALMONT William S. McCalmont	Trustee

February 23, 2011	/s/ DONALD S. PERKINS Donald S. Perkins	Trustee

February 23, 2011	/s/ STUART L. SCOTT Stuart L. Scott	Chairman of the Board of Trustees

February 23, 2011	/s/ DONALD A. WASHBURN Donald A. Washburn	Trustee

February 23, 2011	/s/ BRUCE A. RIGGINS Bruce A. Riggins	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 23, 2011	/s/ ALFRED L. YOUNG Alfred L. Young	Chief Operating Officer

LASALLE HOTEL PROPERTIES

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

LaSalle Hotel Properties:

We have audited the accompanying consolidated balance sheets of LaSalle Hotel Properties (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

February 23, 2011

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

LaSalle Hotel Properties:

We have audited LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaSalle Hotel Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LaSalle Hotel Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaSalle Hotel Properties as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

February 23, 2011

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2010	December 31, 2009
Assets:
Investment in hotel properties, net (Note 3)	$2,229,362	$1,882,502
Property under development (Note 3)	15,601	64,129
Assets held for sale (Note 4)	20,000	0
Cash and cash equivalents	13,000	8,441
Restricted cash reserves (Notes 2 and 6)	19,267	11,750
Hotel receivables (net of allowance for doubtful accounts of $1,118 and $881, respectively)	20,074	18,875
Deferred financing costs, net	1,583	1,677
Deferred tax assets (Note 11)	10,654	13,648
Prepaid expenses and other assets	25,504	22,541

Total assets	$2,355,045	$2,023,563

Liabilities:
Borrowings under credit facilities (Note 5)	$120,193	$6,259
Bonds payable (Note 5)	42,500	42,500
Mortgage loans (including unamortized premium of $269 and $342, respectively) (Note 5)	646,207	595,389
Accounts payable and accrued expenses.	73,817	60,013
Liabilities of assets held for sale (Note 4)	2,380	0
Advance deposits	8,601	10,065
Accrued interest	3,073	3,038
Distributions payable	14,725	7,325

Total liabilities	911,496	724,589

Redeemable noncontrolling interest in consolidated entity (Notes 2 and 3)	49	2,739

Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value (liquidation preference of $352,972), 40,000,000 shares authorized; 14,118,888 shares issued and outstanding (Note 7)	141	141
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 73,061,144 shares issued and 73,059,600 outstanding, and 63,609,154 shares issued and outstanding, respectively (Note 7)	731	636
Treasury shares, at cost	(28)	0
Additional paid-in capital, net of offering costs of $60,938 and $54,622, respectively	1,659,258	1,469,730
Distributions in excess of retained earnings	(216,635)	(174,320)

Total shareholders’ equity	1,443,467	1,296,187

Noncontrolling Interests:
Noncontrolling interests in consolidated entity	33	48

Total equity	1,443,500	1,296,235

Total liabilities and equity.	$2,355,045	$2,023,563

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(in thousands, except share data)

	For the year ended December 31,
	2010	2009	2008
Revenues:
Hotel operating revenues:
Room	$388,108	$346,604	$390,001
Food and beverage	162,831	147,252	154,175
Other operating department	43,703	42,088	43,273

Total hotel operating revenues	594,642	535,944	587,449
Participating lease revenue (Note 9)	0	0	12,799
Other income	5,715	6,702	7,504

Total revenues	600,357	542,646	607,752

Expenses:
Hotel operating expenses:
Room	95,271	84,008	89,648
Food and beverage	112,757	99,551	102,116
Other direct	18,753	17,620	18,725
Other indirect (Note 10)	153,678	137,360	156,029

Total hotel operating expenses	380,459	338,539	366,518
Depreciation and amortization .	105,587	102,856	99,365
Real estate taxes, personal property taxes and insurance	30,897	29,460	31,664
Ground rent (Note 6)	5,825	5,706	7,091
General and administrative	18,802	15,033	17,361
Lease termination expense (Note 6)	0	0	4,296
Acquisition transaction costs (Note 3)	3,003	0	0
Impairment of development property (Note 3)	8,427	0	0
Other expenses	3,287	3,016	3,504

Total operating expenses	556,287	494,610	529,799

Operating income	44,070	48,036	77,953
Interest income	126	63	159
Interest expense	(36,500)	(37,951)	(48,207)

Income before income tax (expense) benefit and discontinued operations	7,696	10,148	29,905
Income tax (expense) benefit (Note 11)	(5,075)	(4,590)	1,017

Income from continuing operations	2,621	5,558	30,922

Discontinued operations (Note 4):
(Loss) income from operations of properties disposed of, including gain on sale and loss on impairment.	(2,502)	2,079	7,145
Income tax benefit (Note 11)	1,651	333	299

Net (loss) income from discontinued operations	(851)	2,412	7,444

Net income	1,770	7,970	38,366

Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity (Notes 2 and 3)	191	30	39
Noncontrolling interest of common units in Operating Partnership (Notes 2 and 7)	0	(15)	(100)
Noncontrolling interest of preferred units in Operating Partnership (Notes 2 and 7)	0	(367)	(5,178)

Net loss (income) attributable to noncontrolling interests	191	(352)	(5,239)

Net income attributable to the Company	1,961	7,618	33,127
Distributions to preferred shareholders	(26,754)	(26,388)	(22,497)

Net (loss) income attributable to common shareholders	$(24,793)	$(18,770)	$10,630

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations—Continued

(in thousands, except share data)

	For the year ended December 31,
	2010	2009	2008
Earnings per Common Share—Basic:
Net (loss) income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.35)	$(0.39)	$0.06
Discontinued operations	(0.01)	0.05	0.19

Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.36)	$(0.34)	$0.25

Earnings per Common Share—Diluted:
Net (loss) income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.35)	$(0.39)	$0.06
Discontinued operations	(0.01)	0.05	0.19

Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.36)	$(0.34)	$0.25

Weighted average number of common shares outstanding:
Basic	69,549,441	54,477,414	40,158,745
Diluted	69,549,441	54,477,414	40,257,970

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Equity

(in thousands, except per share/unit data)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entity	Noncontrolling Interests of Common Units in Operating Partnership	Noncontrolling Interests of Preferred Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2007	$118	$401	$0	$1,128,708	$(91,091)	$1,038,136	$0	$747	$87,652	$88,399	$1,126,535
Issuance of shares, net of offering costs	0	0	112	40	0	152	69	0	0	69	221
Redemption of preferred units, including reversal of offering costs	0	0	0	0	0	0	0	0	(14,341)	(14,341)	(14,341)
Repurchase of common shares into treasury	0	0	(955)	0	0	(955)	0	0	0	0	(955)
Options exercised	0	0	15	212	0	227	0	0	0	0	227
Unit conversions	0	7	76	13,698	0	13,781	0	(660)	(13,121)	(13,781)	0
Deferred compensation, net	0	3	752	4,583	0	5,338	0	0	0	0	5,338
Reclassification of noncontrolling interest	0	0	0	(660)	0	(660)	0	660	0	660	0
Redeemable noncontrolling interest	0	0	0	0	39	39	0	0	0	0	39
Distributions on common shares/units ($1.80 per share/unit)	0	0	0	0	(72,977)	(72,977)	0	(179)	0	(179)	(73,156)
Distributions on preferred shares/units.	0	0	0	0	(22,497)	(22,497)	(5)	0	(5,629)	(5,634)	(28,131)
Net income	0	0	0	0	33,088	33,088	0	100	5,178	5,278	38,366
Balance, December 31, 2008	$118	$411	$0	$1,146,581	$(153,438)	$993,672	$64	$668	$59,739	$60,471	$1,054,143
Issuance of shares, net of offering costs	0	224	58	260,247	0	260,529	0	0	0	0	260,529
Repurchase of common shares into treasury	0	0	(365)	0	0	(365)	0	0	0	0	(365)
Options exercised	0	0	0	342	0	342	0	0	0	0	342
Unit conversions	23	0	0	59,134	0	59,157	0	(446)	(58,675)	(59,121)	36
Deferred compensation, net	0	1	307	3,191	207	3,706	0	0	0	0	3,706
Reclassification of noncontrolling interest	0	0	0	235	0	235	0	(235)	0	(235)	0
Redeemable noncontrolling interest	0	0	0	0	30	30	0	0	0	0	30
Distributions on common shares/units ($0.04 per share/unit)	0	0	0	0	(2,320)	(2,320)	0	(2)	0	(2)	(2,322)
Distributions on preferred shares/units.	0	0	0	0	(26,387)	(26,387)	(16)	0	(1,431)	(1,447)	(27,834)
Net income	0	0	0	0	7,588	7,588	0	15	367	382	7,970

Balance, December 31, 2009	$141	$636	$0	$1,469,730	$(174,320)	$1,296,187	$48	$0	$0	$48	$1,296,235

LASALLE HOTEL PROPERTIES

Consolidated Statements of Equity—Continued

(in thousands, except per share/unit data)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entity	Noncontrolling Interests of Common Units in Operating Partnership	Noncontrolling Interests of Preferred Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Issuance of shares, net of offering costs	0	95	830	183,191	0	184,116	0	0	0	0	184,116
Repurchase of common shares into treasury.	0	0	(566)	0	0	(566)	0	0	0	0	(566)
Options exercised	0	0	0	171	0	171	0	0	0	0	171
Deferred compensation, net	0	0	(292)	6,166	17	5,891	0	0	0	0	5,891
Redeemable noncontrolling interest	0	0	0	0	191	191	0	0	0	0	191
Distributions on issued long-term performance-based share awards	0	0	0	0	(46)	(46)	0	0	0	0	(46)
Distributions on common shares ($0.24 per share)	0	0	0	0	(17,493)	(17,493)	0	0	0	0	(17,493)
Distributions on preferred shares	0	0	0	0	(26,754)	(26,754)	(15)	0	0	(15)	(26,769)
Net income	0	0	0	0	1,770	1,770	0	0	0	0	1,770

Balance, December 31, 2010	$141	$731	$(28)	$1,659,258	$(216,635)	$1,443,467	$33	$0	$0	$33	$1,443,500

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$1,770	$7,970	$38,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,676	109,896	106,748
Amortization of deferred financing costs and mortgage premium	834	925	1,170
Gain on sale of property	(29,162)	0	0
Loss on impairment of properties	36,129	0	0
Deferred compensation	5,891	3,705	5,338
Allowance for doubtful accounts	237	(459)	618
Other	(700)	137	0
Changes in assets and liabilities:
Restricted cash reserves, net	(1,061)	126	(1,642)
Rent receivable	0	85	2,990
Hotel receivables	(81)	3,572	3,437
Deferred tax asset	2,994	3,836	(2,367)
Prepaid expenses and other assets	(3,528)	6,877	(1,758)
Accounts payable and accrued expenses	8,802	(22,157)	2,080
Advance deposits	(1,264)	(2,069)	4,869
Accrued interest	35	(386)	(502)

Net cash provided by operating activities	131,572	112,058	159,347

Cash flows from investing activities:
Improvements and additions to properties	(33,932)	(29,588)	(89,280)
Acquisition of properties	(455,980)	0	(51,469)
Purchase of office furniture and equipment	(127)	(23)	(45)
Restricted cash reserves, net	(3,726)	(2,023)	3,718
Proceeds from sale of properties	120,855	0	0
Property insurance proceeds	1,393	0	0

Net cash used in investing activities	(371,517)	(31,634)	(137,076)

Cash flows from financing activities:
Borrowings under credit facilities	478,807	284,039	432,490
Repayments under credit facilities	(364,873)	(512,285)	(268,401)
Repayments of mortgage loans	(13,109)	(90,227)	(77,040)
Payment of deferred financing costs	(549)	0	(579)
Contributions from noncontrolling interests	0	0	2,877
Distributions to redeemable noncontrolling interest	(2,499)	0	0
Purchase of treasury shares	(566)	(365)	(955)
Proceeds from exercise of stock options	171	342	227
Proceeds from issuance of common shares	190,322	272,361	0
Payment of common offering costs	(6,316)	(11,943)	0
Distributions on issued long-term performance-based share awards	(46)	0	0
Redemption of preferred shares	0	(11)	(14,343)
Distributions on preferred shares/units	(26,769)	(26,770)	(28,131)
Distributions on common shares/units	(10,069)	(5,180)	(76,410)

Net cash provided by (used in) financing activities	244,504	(90,039)	(30,265)

Net change in cash and cash equivalents	4,559	(9,615)	(7,994)
Cash and cash equivalents, beginning of year	8,441	18,056	26,050

Cash and cash equivalents, end of year	$13,000	$8,441	$18,056

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

As of December 31, 2010, the Company owned interests in 35 hotels with approximately 9,100 suites/rooms located in 10 states and the District of Columbia. Each hotel is leased under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. All 35 of the hotels are leased to LHL, (see Note 10) or a wholly-owned subsidiary of LHL. The LHL leases expire between 2012 and 2014. Lease revenue from LHL and its wholly-owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 100% of the common units of the Operating Partnership at December 31, 2010. See Note 7 for additional disclosures on common and preferred operating partnership units.

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

Fair Value Measurements

In evaluating fair value, GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The hierarchy ranks the quality and reliability of inputs used to determine fair value, which are then classified and disclosed in one of the three categories. The three levels are as follows:

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

Investment in Hotel and Development Properties

Upon acquisition, the Company allocates the purchase price of asset classes based on the fair value of the acquired real estate, furniture, fixtures and equipment, assumed debt and any intangible assets or liabilities. The Company’s investments in hotel and development properties are carried at cost and hotel properties are depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, the shorter of the useful life of the improvement or the term of the related tenant lease for tenant improvements, 7 years for land improvements, 20 years for golf course land improvements, 20 years for swimming pool assets, and 3 to 5 years for furniture, fixtures and equipment. For investments subject to ground leases, assets are depreciated over the shorter of the useful lives of the assets or the term of the ground lease. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Furniture, fixtures and equipment under capital leases are carried at the present value of the minimum lease payments.

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

The Company reviews each hotel for impairment at the end of each reporting period or as events and circumstances dictate throughout the year. A property is considered impaired when the sum of estimated future undiscounted cash flows over the estimated remaining holding period is less than the carrying amount of a property.

At the end of each reporting period, the Company assesses whether any quantitative or qualitative triggering events have occurred in relation to a property. Examples of situations considered to be triggering events include:

•	a substantial decline in operating cash flows during the period, including declines related to decreased occupancy, ADR or RevPAR;

•	a current or projected loss from operations;

•	a significant cost accumulation above the original acquisition/development estimate;

•	a change in plan to sell the property prior to the end of its useful life or holding period;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events deemed significant by our management or our Board of Trustees.

If the presence of one or more triggering events as described above is identified at the end of a reporting period or throughout the year with respect to a hotel, the Company performs a recoverability test. In doing so, an estimate of undiscounted future cash flows over the estimated remaining holding period is compared to the carrying amount of the hotel.

If the results of a recoverability analysis indicate that the carrying amount of a hotel exceeds the estimated future undiscounted cash flows, impairment is indicated. Upon presentation to, discussion with, and approval from the Board of Trustees, an impairment charge is recorded equal to the excess of the carrying value of the hotel over the fair value. When performing a recoverability test or estimating the fair value of a property, the Company makes certain assumptions including, but not limited to, consideration of:

•	projected operating cash flows – considering factors such as booking pace, growth rates, occupancy, room rates, property-specific operating costs and future capital expenditures;

•	projected costs and dates of completed construction and grand opening (for a development property);

•	the likelihood of completion of construction activity (for a development property);

•	projected cash flows from the eventual disposition of the hotel or development property based upon our estimation of a property-specific capitalization rate;

•	property-specific discount rate; and

•	comparable selling prices.

In accordance with GAAP guidance, the Company considers a hotel or development property as held for sale when a contract for sale is entered into, a substantial nonrefundable deposit has been received from the purchaser and sale is expected to occur within one year.

The Company accounts for profit recognition in accordance with GAAP guidance. Upon sale of a hotel or development property, the Company determines its profit from the sale under the full accrual method provided the following applicable criteria are met: a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have a substantial continuing involvement with the property. If all of these conditions are met, the Company will recognize any profit on the sale.

Interest, real estate taxes and insurance costs incurred during the renovation or development period are capitalized and depreciated over the lives of the renovated or developed assets. Capitalized interest for the years ended December 31, 2010, 2009, and 2008 was $200, $703 and $3,525, respectively.

Intangible Assets

The Company does not amortize intangible assets with indefinite useful lives. Non-amortizable intangible assets are reviewed annually for impairment and more frequently if events or circumstances indicate that the assets may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset. As of December 31, 2010 and 2009, the Company did not have any value attributed to such intangible assets in the accompanying consolidated balance sheets.

Derivative/Financial Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. As of December 31, 2010, approximately 20.1% of the Company’s borrowings were subject to variable rates. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company’s hotel operating revenues, participating lease revenues and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations. The Company may utilize derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income or loss each period until the instrument matures. The Company did not utilize any derivative financial instruments during the years 2008 through 2010 and there were no derivatives outstanding as of December 31, 2010 or 2009.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Restricted Cash Reserves

At December 31, 2010, the Company held $19,267 in restricted cash reserves. Included in such amounts are (i) $10,599 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $7,629 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $1,039 held by insurance companies on our behalf to be refunded or applied to future liabilities.

Deferred Financing Costs

Financing costs related to long-term debt are recorded at cost and are amortized as interest expense over the life of the related debt instrument. Accumulated amortization at December 31, 2010 and 2009 was $3,535 and $2,970, respectively.

Revenue Recognition

For properties leased by LHL, the Company recognizes hotel operating revenue on an accrual basis consistent with the hotel operations. For retail operations, revenue is recognized on a straight line basis over the life of the retail leases. Revenue from retail operations is included in other income in the accompanying consolidated statements of operations. For properties not leased by LHL (none as of January 1, 2009), the Company recognized lease revenue on an accrual basis pursuant to the terms of each participating lease. Base and participating rent were each recognized based on quarterly thresholds pursuant to each participating lease (see Note 9).

For the Lansdowne Resort, the Company defers golf membership initiation fees and social membership initiation fees and recognizes revenue over the average expected life of an active membership (currently six years) on a straight-line basis. Golf membership, social membership, health club and executive club annual dues are recognized as earned throughout the membership year. As of December 31, 2010 and 2009, deferred membership revenue was $3,830 and $5,244, respectively. The Company recorded membership revenue of $2,174, $2,617 and $2,982 for the years ended December 31, 2010, 2009 and 2008, respectively.

Share-Based Compensation

From time to time, the Company awards nonvested shares under the 2009 Equity Incentive Plan (“2009 Plan”) as compensation to officers, employees and non-employee trustees (see Note 8). The shares issued to officers and employees vest over three to nine years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

Reclassification

Certain amounts in the 2009 and 2008 financial statements, including those related to discontinued operations (see Note 4), have been reclassified to conform with 2010 presentation.

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

As of December 31, 2010, the consolidated results of the Company include the following ownership interests held by owners other than the Company: the outside preferred ownership interests in a tax-related ownership entity and the 5.0% interest of the outside partner in the Modern Magic Hotel, LLC joint venture.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. As a wholly-owned taxable-REIT subsidiary of the Company, LHL is required to pay income taxes at applicable federal, state and local rates.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. The Company’s deferred tax asset balance consists primarily of net operating loss carryforwards (see Note 11).

Earnings per Common Share

Basic earnings per common share is based on the weighted average number of common shares of beneficial interest outstanding during the year excluding the weighted average number of unvested restricted shares (“participating securities” as defined in Note 12). The basic earning per share calculation includes the effect of such participating securities. Diluted earnings per common share is based on the basic weighted average number of common shares of beneficial interest outstanding plus the effect of in-the-money stock options and compensation-related shares. Any anti-dilutive shares are excluded from the diluted earnings per share calculation.

Recently Issued Accounting Pronouncements

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement which amends GAAP as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This pronouncement was effective for the first annual reporting period that began after November 15, 2009. Earlier adoption was prohibited. Upon adoption, the Company reevaluated its interest in the Modern Magic Hotel, LLC joint venture (see Note 3), in light of the amendments to GAAP described above. Based on the evaluation performed, management has concluded that there is no change from its initial assessment and continues to consolidate the entity.

3.	Investment in Properties

Investment in hotel properties as of December 31, 2010 and 2009 consists of the following:

	December 31, 2010	December 31, 2009
Land	$291,161	$233,070
Buildings and improvements	2,204,219	1,871,532
Furniture, fixtures and equipment	331,658	353,913

Investment in hotel properties, gross	2,827,038	2,458,515
Accumulated depreciation	(597,676)	(576,013)

Investment in hotel properties, net	$2,229,362	$1,882,502

The December 31, 2010 balance of investment in hotel properties excludes $15,601 of property under development primarily at the Westin Copley Place, Hotel Viking and Hotel Amarano Burbank and $20,000 of assets held for sale consisting of the Sheraton Bloomington Hotel Minneapolis South property (see Note 4). The December 31, 2009 balance of investment in hotel properties excludes $64,129 of property under development primarily at the 330 N. Wabash Avenue property, which was sold on December 29, 2010 as described in detail below.

The hotels owned as of December 31, 2010 are located in California (eleven), the District of Columbia (eight), Indiana, Illinois (two), Massachusetts (three), Minnesota, New York (two), Pennsylvania (two), Rhode Island, Virginia (two) and Washington state (two).

Investment in Joint Ventures

Effective December 22, 2010, the Company, through Modern Magic Hotel, LLC, a joint venture in which the Company holds a 95.0% controlling interest, accepted an offer to sell its interest in the IBM Building located at 330 N. Wabash Avenue in downtown Chicago, IL, received a nonrefundable deposit and determined the property to be held for sale as of that date. This was deemed a triggering event for impairment since it represented a change in management’s plan with respect to the property, resulting in a change in the property’s estimated holding period. Accordingly, the Company performed an impairment analysis and recorded an impairment loss of $8,427, which includes a $2,700 termination fee paid to the development manager. The fair value was determined using the negotiated sales price per the terms of the sales contract, which is classified within level 2 of the fair value hierarchy (see Note 2), less estimated costs to sell. The loss to the Company, net of $154 allocated to the noncontrolling interest, was $8,273. On December 29, 2010, the Company sold its interest in the property for $58,800. Initial acquisition and subsequent costs, including capitalized interest, totaling $62,190 were included in property under development in the accompanying consolidated balance sheets as of December 31, 2009. The 5.0% interest of the outside partner was included in redeemable noncontrolling interest in the accompanying consolidated balance sheets.

On February 2, 2010, the Company’s joint venture arrangement with LaSalle Investment Management (“LIM”), entered into on April 17, 2008, was mutually dissolved. The joint venture arrangement with LIM, a leading global real estate investment manager, was to seek domestic hotel investments in high barrier-to-entry urban and resort markets in the U.S. During its existence, there were no acquisitions through the joint venture.

Acquisitions

During 2010, the Company acquired 100% interests in six upscale, full-service hotels, each of which is leased to LHL. The Company recorded the acquisitions at fair value using model-derived valuations, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. In connection with the acquisitions, the Company incurred acquisition transaction costs that were expensed as incurred in accordance with GAAP. The following is a summary of the acquisitions:

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the year ended December 31, 2010
Sofitel Washington, DC
Lafayette Square	March 1, 2010	237	Washington, DC	$95,000	Sofitel (Accor SA)	$1,471
					Kimpton Hotel &
Hotel Monaco San Francisco	September 1, 2010	201	San Francisco, CA	68,500	Restaurant Group, L.L.C.	262
Westin Philadelphia	September 1, 2010	294	Philadelphia, PA	145,000	HEI Hotels & Resorts	252
Embassy Suites Philadelphia – Center City	September 1, 2010	288	Philadelphia, PA	79,000	HEI Hotels & Resorts	234
Hotel Roger Williams	October 6, 2010	193	New York, NY	93,750	JRK Hotel Group, Inc.	527
Chamberlain West					Outrigger Lodging
Hollywood	December 6, 2010	113	West Hollywood, CA	38,500	Services	257

Total				$519,750		$3,003

Hotel Roger Williams is subject to a land and building lease, which was determined to be a capital lease (see Note 6). Accordingly, at acquisition, the Company recorded a capital asset related to its leasehold interest of $95,079, based upon the estimated fair value of the right to use the leased property for the remaining term. The capital asset, net of accumulated depreciation of $694, is included within investment in hotel properties, net, in the accompanying consolidated balance sheets as of December 31, 2010. Additionally, the Company recorded furniture, fixtures and equipment and inventory of $3,563 as part of the acquisition.

The source of the funding for the March 1, 2010 acquisition was the Company’s senior unsecured credit facility, which was subsequently paid down with proceeds from the March 2, 2010 public offering of common shares of beneficial interest (see Note 7). The sources of the funding for the September 1, 2010 acquisitions were the Company’s senior unsecured credit facility and available cash, including cash from operations, proceeds from the sale of the Seaview Resort and proceeds from prior issuances of common shares of beneficial interest under the Company’s equity distribution agreements (see Note 7). The sources of the funding for the October 6, 2010 acquisition were the Company’s assumption of a $64,000 loan secured by the hotel (see Note 5) and borrowings under the Company’s senior unsecured credit facility. The source of the funding for the December 6, 2010 acquisition was borrowings under the Company’s senior unsecured credit facility. Total revenues and net income from the acquired hotels of $46,166 and $5,172, respectively, are included in the accompanying consolidated statements of operations for the year ended December 31, 2010.

Condensed Pro Forma Financial Information

The results of operations of the acquired properties are included in the consolidated statements of operations beginning on their respective acquisition dates. Per GAAP guidance, the following unaudited condensed pro forma financial information is presented as if the above described 2010 acquisitions had been consummated as of January 1, 2009, the beginning of the previous reporting period. In addition, for purposes of the unaudited condensed pro forma financial information only, the March 2, 2010 issuance of 6,152,500 common shares of beneficial interest and the August 2010 issuance of 3,270,936 common shares of beneficial interest are presented as if the issuances had occurred as of January 1, 2009. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the acquisitions been consummated on January 1, 2009, nor does it purport to represent the results of operations for future periods. The unaudited condensed pro forma financial information has not been adjusted for property sales.

	Year ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Total revenues	$657,763	$642,873
Net income	$4,396	$11,688
Net loss attributable to common shareholders	$(22,167)	$(15,052)

Earnings per common share—basic	$(0.31)	$(0.24)
Earnings per common share—diluted	$(0.31)	$(0.24)

Weighted average number of common shares outstanding:
Basic	72,567,289	63,900,850
Diluted	72,567,289	63,900,850

4.	Discontinued Operations

Effective August 20, 2010, the Company accepted an offer to sell the Seaview Resort, received a nonrefundable deposit and determined the property to be held for sale as of that date. This was deemed a triggering event for impairment since it represented a change in management’s plan with respect to the property, resulting in a change in the property’s estimated holding period. Accordingly, the Company performed an impairment analysis and recorded an impairment loss of $24,479 after determining fair value using the negotiated sales price per the terms of the sales contract, which is classified within Level 2 of the fair value hierarchy (see Note 2), less estimated costs to sell. On September 1, 2010, the Company sold the Seaview Resort for $20,000. The Company retained responsibility for the repair of the roof at the property which the Company believes will be covered in large part by its property insurance. The estimated cost of the project is between $3,000 and $6,000, with the Company’s exposure limited by contract to $5,000. Accordingly, the Company recorded a liability for related costs of $5,000, of which the unpaid balance of $4,643 is included in accounts payable and accrued expenses, and a receivable from the insurance company representing the Company’s estimate of the net recoverable amount of $4,050, which is included in prepaid expenses and other assets, in the accompanying consolidated balance sheets as of December 31, 2010. The project is expected to be completed by mid-2011.

Effective August 9, 2010, the Company accepted an offer to sell the Westin City Center Dallas, received a nonrefundable deposit and determined the property to be held for sale as of that date. On September 30, 2010, the Company sold the Westin City Center Dallas for $50,000, resulting in a gain of $29,162.

Effective December 6, 2010, the Company accepted an offer to sell the Sheraton Bloomington Hotel Minneapolis South, received a nonrefundable deposit and determined the property to be held for sale as of that date. This was deemed a triggering event for impairment since it represented a change in management’s plan with respect to the property, resulting in a change in the property’s estimated holding period. Accordingly, the

Company performed an impairment analysis and recorded an impairment loss of $3,223 after determining fair value using the negotiated sales price per the terms of the sales contract, which is classified within Level 2 of the fair value hierarchy (see Note 2), less estimated costs to sell. On January 12, 2011, the Company sold the Sheraton Bloomington Hotel Minneapolis South for $20,000. Accordingly, the property is included in assets held for sale in the accompanying consolidated balance sheets as of December 31, 2010 and the operating results are included in discontinued operations for all periods presented.

The following is a summary of the results of the properties classified in discontinued operations:

	For the year ended December 31,
	2010	2009	2008
Operating revenues	$47,422	$64,353	$75,625
Operating expenses	51,384	62,274	68,480

(Loss) income from operations before gain (loss)	(3,962)	2,079	7,145
Gain on sale	29,162	—	—
Loss on impairment	(27,702)	—	—

(Loss) income from operations	(2,502)	2,079	7,145
Income tax benefit	1,651	333	299

Net (loss) income from discontinued operations	$(851)	$2,412	$7,444

5.	Long-Term Debt

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450,000. On December 22, 2010, the Company exercised its one-year extension option, extending the credit facility’s maturity date to April 13, 2012. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2010, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On December 22, 2010, LHL exercised its one-year extension option, extending the credit facility’s maturity date to April 13, 2012. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of December 31, 2010, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility.

Bonds Payable

The Company is the obligor with respect to a $37,100 tax-exempt special project revenue bond and a $5,400 taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at the Company’s option, without penalty. The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire on February 14, 2012, pursuant to amendments to the agreements during 2010. The annual letter of credit fee, which is included in interest expense is currently set at 1.10%. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. If the Royal Bank of Scotland fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay off the bonds.

Mortgage Loans

The Company’s mortgage loans are secured by the respective property. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.

On February 2, 2009, the Company repaid the LHO Financing Partnership I, LP mortgage loans in the aggregate amount of $38,385 plus accrued interest with cash and additional borrowings on its senior unsecured credit facility. The loans were due to mature in July 2009.

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

On October 6, 2010, in connection with the acquisition of the Hotel Roger Williams, the Company assumed a loan secured by the leasehold interest in the hotel with a principal balance of $64,000, fixed annual interest rate of 6.31% and maturity date in August 2016. The loan was determined to be at market terms through comparison to market debt obligations with similar credit policies.

Debt Summary

Debt as of December 31, 2010 and 2009 consisted of the following:

				Balance Outstanding as of
Debt	Interest Rate	Maturity Date		December 31, 2010	December 31, 2009
Credit facilities
Senior unsecured credit facility	Floating (a)	April 2012	(a)	$112,000	$—
LHL unsecured credit facility	Floating (b)	April 2012	(b)	8,193	6,259

Total borrowings under credit facilities				120,193	6,259

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating (c)	March 2018		5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating (c)	March 2018		37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Le Montrose Suite Hotel	8.08%	July 2010	(d)	—	12,859
Hilton San Diego Gaslamp Quarter .	5.35%	June 2012		59,600	59,600
Hotel Solamar	5.49%	December 2013		60,900	60,900
Hotel Deca	6.28%	August 2014		9,658	9,908
Westin Copley Place	5.28%	August 2015		210,000	210,000
Westin Michigan Avenue	5.75%	April 2016		140,000	140,000
Indianapolis Marriott Downtown	5.99%	July 2016		101,780	101,780
Hotel Roger Williams	6.31%	August 2016		64,000	—

Mortgage loans at stated value				645,938	595,047
Unamortized loan premium(e)				269	342

Total mortgage loans				646,207	595,389

Total debt				$808,900	$644,148

(a)

Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2010, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $112,000 was 1.07%. There were no borrowings outstanding at December 31, 2009. On December 22, 2010, the Company exercised its option to extend the credit facility’s maturity date to April 2012.

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2010 and December 31, 2009, the rates, including the applicable margin, for LHL’s outstanding LIBOR borrowings were 1.06% and 0.93%, respectively. On December 22, 2010, LHL exercised its option to extend the credit facility’s maturity date to April 2012.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2012. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2010 were 0.28% and 0.38% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2009 were 0.35% and 0.32% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of 1.10%.

(d)	The Company repaid the mortgage loan on February 1, 2010 through borrowings on its senior unsecured credit facility.
(e)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $269 as of December 31, 2010 and $342 as of December 31, 2009.

Future scheduled debt principal payments as of December 31, 2010 are as follows:

2011	$2,236
2012	184,793
2013	64,687
2014	13,324
2015	214,797
Thereafter	328,794

Total debt principal payments	808,631
Premium on mortgage loan	269

Total debt	$808,900

A summary of the Company’s interest expense and weighted average interest rates for borrowings for the years ended December 31, 2010, 2009 and 2008 is as follows:

	For the year ended December 31,
	2010	2009	2008
Interest Expense:
Interest incurred	$35,797	$37,664	$50,390
Amortization of deferred financing costs	907	995	1,348
Capitalized interest	(200)	(703)	(3,525)

Interest expense .	36,504	37,956	48,213
Interest expense from discontinued operations	(4)	(5)	(6)

Interest expense from continuing operations	$36,500	$37,951	$48,207

Weighted Average Interest Rates for Borrowings:
Senior unsecured credit facility	1.0%	1.3%	3.4%

LHL unsecured credit facility	0.9%	1.2%	3.9%

Massport bonds	0.3%	0.5%	2.5%

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

The carrying value and estimated fair value of the Company’s debt as of December 31, 2010 and 2009 were as follows:

	2010	2009
Carrying value	$808,900	$644,148

Estimated fair value	$807,742	$563,731

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

The Company’s non-recourse secured mortgages contain debt service coverage ratio thresholds. If the Company’s debt service coverage ratio fails to exceed a threshold level specified in a mortgage, cash flows from that hotel will automatically be directed to the lender to make required payments and fund certain reserves required by the mortgage and an additional reserve for future required payments, including final payment, until such time as the Company again becomes compliant with the specified debt service coverage ratio or the mortgage is paid off. This may limit the overall liquidity for the Company as cash from the hotel securing such mortgage would not be available for the Company to use. If the Company is unable to meet mortgage payment obligations, including the payment obligation upon maturity of the mortgage borrowing, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company.

The Company is in compliance with all covenants as of December 31, 2010.

6.	Commitments and Contingencies

Ground, Land and Building, and Air Rights Leases

As of December 31, 2010, five of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa and Hotel Solamar, and part of the parking lot at Sheraton Bloomington Hotel Minneapolis South, were subject to ground leases under non-cancelable operating leases expiring from October 2014 to December 2102. The lease on the parking lot at Sheraton Bloomington Hotel Minneapolis South (which was sold on January 12, 2011) expires in 2014. None of the remaining leases expire prior to 2020. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. The ground lease related to Indianapolis Marriott Downtown requires future ground rent of one dollar per year.

Hotel Roger Williams, acquired on October 6, 2010 (see Note 3), is subject to a lease of land and building which expires on December 31, 2044. The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to applicable GAAP guidance. At acquisition, the present value of the remaining rent payments of $4,892 was recorded as a capital lease obligation. This obligation is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Total ground rent expense for the years ended December 31, 2010, 2009 and 2008 was $5,951, $5,828 and $7,213, respectively, of which $126, $122 and $122, respectively, is related to part of the parking lot at Sheraton Bloomington Hotel Minneapolis South, which is included in discontinued operations for all periods presented. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds. Future minimum rent payments (without reflecting future applicable Consumer Price Index increases) are as follows:

2011	$5,547
2012	5,554
2013	5,562
2014	5,526
2015	5,399
Thereafter	187,651

$215,239

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of December 31, 2010, $10,599 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover required capital expenditures under agreements that do not necessitate that the Company separately reserve cash.

Restricted Cash Reserves

At December 31, 2010, the Company held $19,267 in restricted cash reserves. Included in such amounts are (i) $10,599 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $7,629 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments, and (iii) $1,039 held by insurance companies on our behalf to be refunded or applied to future liabilities.

Litigation

In connection with the 2002 termination of the Meridien Hotels Inc. (“Meridien”) affiliates at the New Orleans and Dallas hotels, the Company was engaged in litigation with Meridien and related affiliates. On September 11, 2008, the Company entered into a Settlement Agreement with Meridien that resolved and released each of the parties’ respective claims, in consideration for a one-time payment by the Company in the amount of $5,500. The Company had previously accrued $1,204 as a contingent liability, and as a result, the Company recognized an additional expense of $4,296 for the year ended December 31, 2008, which is included in lease termination expense in the accompanying consolidated statements of operations.

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

On February 1, 2009, each of the 2,348,888 7.25% Series C Preferred Units, issued as part of the consideration to acquire the hotel, was redeemed and the Company issued 2,348,888 Series C Preferred Shares (see Note 7) to the unitholder. The issuance of the Series C Preferred Shares was effected in reliance upon an exemption from registration provided by section 4(2) under the Securities Act of 1933, as amended. As a result of the redemption of all the partnership interests issued in consideration for the hotel, the contingent obligation of the Company to reimburse the seller of the hotel up to $20,000 of taxes related to unrealized taxable gains created at the time of the Company’s acquisition of the hotel, as described in the Tax Agreement entered into by the Company, has become null and void. All of the Series C Preferred Shares were exchanged for Series G Preferred Shares (see Note 7) on a one-for-one basis on April 16, 2009. No Series C Preferred Shares remain outstanding.

7.	Equity

Common Shares of Beneficial Interest

On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized common shares of beneficial interest from 100 million to 200 million. Accordingly, at December 31, 2010 and 2009, there were 200 million authorized common shares.

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

As of December 31, 2010, the Company had availability under the Agreements to issue and sell common shares of beneficial interest having an aggregate offering price of up to $73,500.

During 2010, the Company received 26,262 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and 27,788 common shares of beneficial interest related to the forfeiture of restricted shares due to employee resignations.

Common Dividends

The Company paid the following dividends on common shares during the year ended December 31, 2010:

Dividend per Share	For the Quarter Ended	Record Date	Payable Date
$ 0.01	31-Dec-2009	31-Dec-2009	15-Jan-2010
$ 0.01	31-Mar-2010	31-Mar-2010	15-Apr-2010
$ 0.01	30-Jun-2010	30-Jun-2010	15-Jul-2010
$ 0.11	30-Sept-2010	30-Sept-2010	15-Oct-2010

Treasury Shares

Treasury shares are accounted for under the cost method. During the year ended December 31, 2010, the Company received 54,050 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and forfeiture of restricted shares due to employee resignations. During the year ended December 31, 2010, the Company re-issued 8,097 treasury shares related to earned 2009 compensation for the Board of Trustees pursuant to award arrangements existing on or before January 1, 2009, 8,365 treasury shares related to the grant of restricted common shares of beneficial interest in January and April 2010, and 36,044 treasury shares related to the sale of common shares of beneficial interest under the Agreements in August 2010.

At December 31, 2010, there were 1,544 common shares of beneficial interest in treasury.

Preferred Shares

On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized preferred shares of beneficial interest from 20 million to 40 million. Accordingly, at December 31, 2010 and 2009, there were 40 million authorized preferred shares.

The Series B Preferred Shares, Series C Preferred Shares (which were issued effective February 1, 2009 and exchanged for Series G Preferred Shares on April 16, 2009), Series D Preferred Shares, Series E Preferred Shares and Series G Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company currently has the option to redeem the Series B Preferred Shares. The

Company may not optionally redeem the Series E Preferred Shares or Series G Preferred Shares prior to February 8, 2011 and November 17, 2011, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. Accordingly, the Preferred Shares will remain outstanding indefinitely unless the Company decides to redeem them.

The following Preferred Shares were outstanding as of December 31, 2010:

Security Type	Number of Shares
8 3/8% Series B Preferred Shares	1,100,000
7 1/2% Series D Preferred Shares	3,170,000
8% Series E Preferred Shares	3,500,000
7 1/4% Series G Preferred Shares	6,348,888

On February 1, 2009, each of the Series C Preferred Units was redeemed and the Company issued 2,348,888 Series C Preferred Shares. Prior to the exchange described below, the Series C Preferred Shares were held by SCG Hotel DLP, L.P. (“SCG”). On April 16, 2009, SCG exchanged its Series C Preferred Shares for an equal number of Series G Preferred Shares in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. On April 17, 2009, the Company filed a registration statement with the SEC to register the resale of the Series G Preferred Shares. On May 13, 2009, in connection with the exchange, the Company received a fee of $1,000, which the Company recognized in other income in the accompanying consolidated statements of operations.

Preferred Dividends

The Company paid the following dividends on preferred shares during the year ended December 31, 2010:

Security Type	Dividend per Share(1)	For the Quarter Ended	Record Date	Payable Date
8 3/8% Series B	$0.52	31-Dec-2009	1-Jan-2010	15-Jan-2010
7 1/2% Series D	$0.47	31-Dec-2009	1-Jan-2010	15-Jan-2010
8% Series E	$0.50	31-Dec-2009	1-Jan-2010	15-Jan-2010
7 1/4% Series G	$0.45	31-Dec-2009	1-Jan-2010	15-Jan-2010
8 3/8% Series B	$0.52	31-Mar-2010	1-Apr-2010	15-Apr-2010
7 1/2% Series D	$0.47	31-Mar-2010	1-Apr-2010	15-Apr-2010
8% Series E	$0.50	31-Mar-2010	1-Apr-2010	15-Apr-2010
7 1/4% Series G	$0.45	31-Mar-2010	1-Apr-2010	15-Apr-2010
8 3/8% Series B	$0.52	30-Jun-2010	1-Jul-2010	15-Jul-2010
7 1/2% Series D	$0.47	30-Jun-2010	1-Jul-2010	15-Jul-2010
8% Series E	$0.50	30-Jun-2010	1-Jul-2010	15-Jul-2010
7 1/4% Series G	$0.45	30-Jun-2010	1-Jul-2010	15-Jul-2010
8 3/8% Series B	$0.52	30-Sep-2010	1-Oct-2010	15-Oct-2010
7 1/2% Series D	$0.47	30-Sep-2010	1-Oct-2010	15-Oct-2010
8% Series E	$0.50	30-Sep-2010	1-Oct-2010	15-Oct-2010
7 1/4% Series G	$0.45	30-Sep-2010	1-Oct-2010	15-Oct-2010

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

Noncontrolling Interest of Common Units in Operating Partnership

During 2009, 69,500 common units of limited partnership interest were redeemed for common shares of beneficial interest of the Company on a one-for-one basis and 500 common units of a limited partnership interest were redeemed for $11 of cash.

As of December 31, 2010, the Operating Partnership had no common units held by a third party outstanding.

Noncontrolling Interest of Preferred Units in Operating Partnership

As previously disclosed, each of the 2,348,888 7.25% Series C Preferred Units was redeemed on February 1, 2009.

There were no Preferred Units outstanding as of December 31, 2010.

8.	Equity Incentive Plan

At the 2009 Annual Meeting of Shareholders held on April 23, 2009, the common shareholders approved the 2009 Plan, under which the Company may issue equity-based awards to officers, employees, non-employee trustees and any other persons providing services to or for the Company and its subsidiaries. The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, performance shares, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019. The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three to five year period with certain awards vesting over periods of up to nine years. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulation. There were no unvested stock options outstanding as of December 31, 2010. At December 31, 2010, there were 1,535,812 common shares available for future grant under the 2009 Plan.

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

A summary of the Company’s nonvested shares as of December 31, 2010 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	532,905	$24.51
Granted	50,275	21.12
Vested	(74,473)	26.45
Forfeited	(27,788)	17.05

Nonvested at December 31, 2010(1)	480,919	$24.29

(1)	Amount excludes 7,792 long-term performance-based shares which were earned but nonvested due to a service condition as of December 31, 2010.

As of December 31, 2010 and 2009, there was $5,444 and $8,783, respectively, of total unrecognized compensation costs related to nonvested share awards. As of December 31, 2010 and 2009, these costs were expected to be recognized over a weighted–average period of 3.7 years and 3.8 years, respectively. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the years ended December 31, 2010 and 2009 was $1,578 and $1,076, respectively. On September 13, 2009, 105,696 shares were forfeited with respect to an executive resignation. As a result, non-cash equity compensation related to those shares was reversed in September 2009. On September 27, 2010, the Company announced the termination of its former Chief Financial Officer no later than February 28, 2011. Pursuant to the terms of the original award agreements, all of his unvested service condition share awards would vest upon termination. Accordingly, the Company accelerated the recognition of previously unrecognized compensation costs on unvested awards over the estimated remaining service period. Dividends paid on forfeited restricted shares are reclassified from distributions in excess of retained earnings to general and administrative expense. The compensation costs (net of forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $4,154, $2,926 and $4,438 for the years ended December 31, 2010, 2009 and 2008, respectively.

Long-Term Performance-Based Share Awards

On December 20, 2006, the Company’s Board of Trustees granted 31,490 performance-based awards of nonvested shares to executives. On September 13, 2009, 12,894 shares were forfeited with respect to an executive resignation. The actual share amounts of the awards earned were determined on January 1, 2010, based on the performance period of January 1, 2007 through December 31, 2009, in accordance with the terms of the agreements. On January 1, 2010, the executives earned 62.9% of the target number of shares, or 11,688 shares. The shares representing the difference between 62.9% and 100% of the target, or 6,908 shares, were forfeited on January 1, 2010. One-third of the shares earned, or 3,896 shares, vested immediately on January 1, 2010 and the remaining two-thirds of the shares earned, or 7,792 shares, will vest in equal amounts on January 1, 2011 and January 1, 2012 based on continued employment. The executives received cash payments on the earned shares equal to the value of all dividends paid on common shares from December 31, 2006 until the determination date, January 1, 2010. As of January 1, 2010, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.

On December 17, 2007, the Company’s Board of Trustees granted 45,376 performance-based awards of nonvested shares to executives. On September 13, 2009, 18,580 shares were forfeited with respect to an executive resignation. The actual share amounts of the awards will be determined on January 1, 2011, based on the performance period of January 1, 2008 through December 31, 2010, in accordance with the terms of the agreements. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the performance shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) on January 1, 2011, the earned shares will be issued and outstanding with a portion subject to further vesting based on continued employment. The executives will receive cash payments equal to the value of all dividends paid on common shares from December 31, 2007 until the determination date, January 1, 2011, on all of the earned shares, including those subject to further vesting. Such amounts will be paid to the awardees on or about January 1, 2011. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.

On May 31, 2008 and June 25, 2008, the Company’s Board of Trustees granted 125,000 and 87,500 performance-based awards of nonvested shares to executives, respectively. On September 13, 2009, 25,000 shares were forfeited with respect to an executive resignation. The actual share amounts of the awards with respect to 37,500 shares will be determined on July 1, 2011, based on the performance period of July 1, 2008 through June 30, 2011. The actual amounts of the awards with respect to 75,000 shares will be determined on July 1, 2014, based on the performance period of July 1, 2011 through June 30, 2014. The actual amounts of the award with respect to 75,000 shares will be determined on July 1, 2017, based on the performance period of July 1, 2014 through June 30, 2017. The actual share amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the performance shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) on July 1, 2011, July 1, 2014 and July 1, 2017, the earned shares will be issued and outstanding with a portion subject to further vesting based on continued employment. The executives will receive cash payments equal to the value of all dividends paid on common shares from June 30, 2008 until the determination dates, July 1, 2011, July 1, 2014 and July 1, 2017, on all of the earned shares, including those subject to further vesting. Such amounts will be paid to the awardees on or about July 1, 2011, July 1, 2014 and July 1, 2017. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.

On April 28, 2009, the Company’s Board of Trustees granted 70,344 performance-based awards of nonvested shares to executives. The actual amounts of the awards will be determined on January 1, 2012, based on the performance period of January 1, 2009 through December 31, 2011, in accordance with the terms of the agreements. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the performance shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) on January 1, 2012, the earned shares will be issued and outstanding with a portion subject to further vesting based on continued employment. The executives will receive cash payments equal to the value of all dividends paid on common shares from December 31, 2008 until the determination date, January 1, 2012, on all of the earned shares, including those subject to further vesting. Such amounts will be paid to the awardees on or about January 1, 2012. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.

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

The fair values of the above described awards were determined by the Company utilizing valuation reports which used the Monte Carlo valuation method provided by a third-party consultant. The measurement of performance stipulated in the award agreements consists of the comparison of the Company’s “total return” (the increase in the market price of a company’s common shares plus dividends declared thereon and assuming such dividends are reinvested as calculated by the FTSE NAREIT Equity Index) to the total return of the companies in the FTSE NAREIT Equity Index, the total return of six companies in a designated peer group of the Company and a Board-established total return goal.

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

•	The valuation has been performed in a risk-neutral framework, so no assumption has been made with respect to an equity risk premium.

Employee Behavioral Assumptions

•	As termination of employment results in forfeiture of the award, demographic assumptions have not been used.

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
January 27, 2010 Grants
Target amounts	83.30%	1.40%	N/A	N/A	$30.02	33.40%
NAREIT index	83.30%	1.40%	N/A	1.281	$28.96	33.30%
Peer companies	83.30%	1.40%	N/A	0.908	$29.28	33.30%
November 3, 2009 Grants
Target amounts	83.10%	1.70%	N/A	N/A	$30.50	20.00%
NAREIT index	83.10%	1.70%	N/A	1.280	$28.72	40.00%
Peer companies	83.10%	1.70%	N/A	0.909	$30.61	40.00%
April 28, 2009 Grants
Target amounts	76.20%	1.39%	N/A	N/A	$15.44	20.00%
NAREIT index	76.20%	1.39%	N/A	1.238	$16.45	40.00%
Peer companies	76.20%	1.39%	N/A	0.907	$16.25	40.00%
May 31, 2008 and June 25, 2008 Grants
Target amounts	30.80%	2.90%	N/A	N/A	$24.81	20.00%
NAREIT index	30.80%	2.90%	N/A	1.152	$27.61	40.00%
Peer companies	30.80%	2.90%	N/A	1.022	$28.00	40.00%
December 17, 2007 Grants
Target amounts	25.80%	3.07%	N/A	N/A	$28.69	20.00%
NAREIT index	25.80%	3.07%	N/A	1.123	$35.22	40.00%
Peer companies	25.80%	3.07%	N/A	1.004	$35.39	40.00%
December 20, 2006 Grants
Target amounts	24.40%	4.74%	N/A	N/A	$43.29	20.00%
NAREIT index	24.40%	4.74%	1.32%	0.947	$51.47	40.00%
Peer companies	24.40%	4.74%	1.32%	0.967	$50.82	40.00%

A summary of the Company’s long-term performance-based share awards as of December 31, 2010 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2010	153,236	$26.03
Granted	58,876	29.49
Vested(2)	(3,896)	49.53
Forfeited(2)	(6,908)	49.53

Nonvested at December 31, 2010(1)	201,308	$28.44

(1)

Amount excludes 150,000 shares that have been committed for future performance share grants. Fair value will be estimated at the beginning of the performance measurement periods on July 1, 2011 and July 1, 2014.

(2)	Amounts relate to the December 2006 awards which were determined on January 1, 2010, as described fully in the above section.

As of December 31, 2010 and 2009, there was $2,392 and $2,393, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of December 31, 2010 and 2009, these costs were expected to be recognized over a weighted-average period of 2.7 and 2.9 years, respectively. As of December 31, 2010 and 2009, there were 3,896 and zero long-term performance-based share awards vested, respectively. Additionally, there were 7,792 and zero long-term performance-based awards earned but non-vested due to a service condition as of December 31, 2010 and 2009, respectively. On September 13, 2009, 56,474 shares were forfeited with respect to an executive resignation. As a result, non-cash equity compensation related to those shares was reversed in September 2009. On September 27, 2010, the Company announced the termination of its former Chief Financial Officer no later than February 28, 2011. Pursuant to the terms of the original award agreements, a portion of his unvested long-term performance-based share awards would vest upon termination. Accordingly, the Company accelerated the recognition of previously unrecognized compensation costs on unvested awards over the estimated remaining service period. The compensation costs (net of forfeitures) related to long-term performance-based share awards that have been included in general and administrative expense in the accompanying consolidated statements of operations were $1,737, $364 and $899 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company issues common shares of beneficial interest to the independent members of the Board of Trustees for at least half of their compensation in lieu of cash. The Trustees may elect to receive the remaining half in cash or additional common shares. All or a portion of the shares issued may be deferred. The Company issued an aggregate of 19,351, 36,252 and 20,543 shares, including 12,077, 28,155 and 15,455 deferred shares related to the Trustees’ compensation for the years 2010, 2009 and 2008, respectively.

A summary of the Company’s stock option activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010		2009		2008
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at beginning of year	21,000	$15.63	62,000	$11.03	77,000	$11.83
Options granted	—	—	—	—	—	—
Options exercised	(11,000)	14.14	(40,000)	8.55	(15,000)	15.13
Options forfeited	—	—	(1,000)	13.88	—	—

Options outstanding at end of year	10,000	$15.70	21,000	$15.63	62,000	$11.03

Weighted average remaining life	0.8 years		1.7 years		2.8 years
Range of exercise prices on outstanding options	$14.88 to $16.51		$14.14 to $16.51		$8.55 to $16.51
Options exercisable at end of year	10,000	$15.70	21,000	$15.63	62,000	$11.03
Available for future grant at year end	1,535,812		1,550,060		494,730
Weighted average per share fair value of options granted during the year	N/A		N/A		N/A

9.	Participating Leases

The participating leases have non-cancelable terms of approximately three to five years (from commencement), subject to earlier termination upon the occurrence of certain contingencies, as defined. Each participating lease requires the applicable lessee to pay the greater of (i) base rent in a fixed amount or (ii) participating rent based on certain percentages of room revenue, food and beverage revenue, telephone revenue and other revenue at the applicable hotel. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Participating lease revenues from non-LHL leased properties for the year ended December 31, 2008 were $12,799, of which $5,907 was in excess of base rent. The remaining non-LHL participating leases expired in 2008 and transitioned to new leases with LHL. Accordingly, the Company will not receive lease revenue from non-LHL leased properties in future years. Rent from properties leased to LHL, a wholly-owned subsidiary, is eliminated in consolidation.

10.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses, including indirect operating expenses related to discontinued operations, consist of the following expenses incurred by the hotels leased by LHL:

	For the year ended December 31,
	2010	2009	2008
General and administrative	$52,998	$48,192	$53,734
Sales and marketing	42,190	38,603	42,656
Repairs and maintenance	25,781	23,353	25,083
Utilities and insurance	23,347	23,453	24,709
Management and incentive fees	22,998	21,623	25,851
Franchise fees	4,771	4,171	5,041
Other expenses	1,552	1,676	1,467

Total other indirect expenses	173,637	161,071	178,541
Other indirect hotel operating expenses related to discontinued operations	(19,959)	(23,711)	(22,512)

Total other indirect expenses related to continuing operations	$153,678	$137,360	$156,029

As of December 31, 2010, LHL leased all 35 hotels owned by the Company as follows:

1. Sheraton Bloomington Hotel Minneapolis South

2. Harborside Hyatt Conference Center & Hotel

3. Hotel Viking

4. Topaz Hotel

5. Hotel Rouge

6. Hotel Madera

7. Hotel Helix

8. The Liaison Capitol Hill

9. Lansdowne Resort

10. Hotel George

11. Indianapolis Marriott Downtown

12. Hilton Alexandria Old Town

13. Chaminade Resort and Conference Center

14. Hilton San Diego Gaslamp Quarter

15. The Grafton on Sunset

16. Onyx Hotel

17. Westin Copley Place

18. Hotel Deca

19. The Hilton San Diego Resort and Spa

20. Donovan House

21. Le Parc Suite Hotel

22. Westin Michigan Avenue

23. Hotel Sax Chicago

24. Alexis Hotel

25. Hotel Solamar

26. Gild Hall

27. Hotel Amarano Burbank

28. San Diego Paradise Point Resort and Spa

29. Le Montrose Suite Hotel

30. Sofitel Washington, DC Lafayette Square

31. Hotel Monaco San Francisco

32. Westin Philadelphia

33. Embassy Suites Philadelphia - Center City

34. Hotel Roger Williams

35. Chamberlain West Hollywood

In May 2009, the Company recognized $9,494 as pre-tax income as a result of the termination of the management agreement with Marriott International at Seaview Resort, which is included in discontinued operations in the accompanying consolidated statements of operations since the hotel was sold on September 1, 2010 (see Note 4).

11.	Income Taxes

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

The following characterizes distributions paid per common share of beneficial interest and preferred share on a tax basis for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	$	%	$	%	$	%
Common shares of beneficial interest
Ordinary income	$0.1519	100.00%	$0.1250	100.00%	$1.2239	64.93%
Return of capital	—	0.00%	—	0.00%	0.6611	35.07%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	—	0.00%

	$0.1519	100.00%	$0.1250	100.00%	$1.8850	100.00%

Preferred shares (Series B)
Ordinary income	$2.0938	100.00%	$2.0938	100.00%	$2.0938	100.00%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	—	0.00%

	$2.0938	100.00%	$2.0938	100.00%	$2.0938	100.00%

Preferred shares (Series C)
Ordinary income	—	N/A	$0.2970	100.00%	—	N/A
Capital gain	—	N/A	—	0.00%	—	N/A
Unrecaptured Section 1250 gain	—	N/A	—	0.00%	—	N/A

	$0.0000	0.00%	$0.2970	100.00%	$0.0000	0.00%

Preferred shares (Series D)
Ordinary income	$1.8750	100.00%	$1.8750	100.00%	$1.8750	100.00%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	—	0.00%

	$1.8750	100.00%	$1.8750	100.00%	$1.8750	100.00%

Preferred shares (Series E)
Ordinary income	$2.0000	100.00%	$2.0000	100.00%	$2.0000	100.00%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	—	0.00%

	$2.0000	100.00%	$2.0000	100.00%	$2.0000	100.00%

Preferred shares (Series G)
Ordinary income	$1.8125	100.00%	$1.8125	100.00%	$1.8125	100.00%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Unrecaptured Section 1250 gain	—	0.00%	—	0.00%	—	0.00%

	$1.8125	100.00%	$1.8125	100.00%	$1.8125	100.00%

Income tax expense (benefit) was comprised of the following for the years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31,
	2010	2009	2008
LHL’s income tax expense (benefit)	$3,315	$4,103	$(2,129)
Operating Partnership’s income tax expense	109	154	813

Total income tax expense (benefit)	3,424	4,257	(1,316)
Income tax benefit from discontinued operations	1,651	333	299

Income tax expense (benefit) from continuing operations	$5,075	$4,590	$(1,017)

The components of LHL’s income tax expense (benefit) and income (loss) before income tax expense (benefit) from continuing operations and discontinued operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	For the year ended December 31,
	2010	2009	2008
LHL’s income tax expense (benefit):
Federal
Current	$196	$152	$18
Deferred	3,224	2,902	(1,410)

State & local
Current	125	115	221
Deferred	(230)	934	(958)

Total	$3,315	$4,103	$(2,129)

LHL’s income (loss) before income tax (expense) benefit:
From continuing operations	14,848	9,820	(3,781)
From discontinued operations	(4,262)	(1,186)	(1,220)

Total	$10,586	$8,634	$(5,001)

LHL’s provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to LHL’s pretax income for the years ended December 31, 2010, 2009 and 2008 as a result of the following differences:

	For the year ended December 31,
	2010	2009	2008
“Expected” federal tax expense (benefit) at statutory rate	$3,599	$2,936	$(1,700)
State income tax expense (benefit), net of federal income tax effect	693	550	(311)
Other, net	(977)	617	(118)

Income tax expense (benefit)	$3,315	$4,103	$(2,129)

The components of LHL’s deferred tax asset as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
LHL net operating losses	$9,376	$12,322
Bad debts	424	329
Golf memberships	143	385
Tax credit carryforwards	600	404
Other, net	111	208

Total deferred tax assets	$10,654	$13,648

The Company has estimated LHL’s income tax expense using a combined federal and state statutory tax rate of 40.6%. As of December 31, 2010, the Company had a deferred tax asset of $10,654 primarily due to past years’ tax net operating losses. These loss carryforwards will generally expire in 2023 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to federal loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is required. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards.

Regarding accounting for uncertainty in income taxes, GAAP guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the previously unrecognized benefit associated with the position is recognized in the financial statements. This pronouncement applies to all positions related to income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2010	2009	2008
Balance at beginning of year	$892	$799	$—
Additions based on tax positions related to the current year	—	—	799
(Reductions) additions for tax positions of prior years	(240)	93	—

Balance at end of year	$652	$892	$799

All of such amount, if recognized, would impact our reconciliation between the income tax expense (benefit) calculated at the statutory federal income tax rate of 34% and the actual income tax expense (benefit) recorded each year.

It is reasonably possible that the total amount of unrecognized tax benefits will decrease up to $652 within 12 months of the reporting date due to settlement opportunities with the applicable taxing authorities. As of December 31, 2010, the tax years that remain subject to examination by major tax jurisdictions generally include 2006 through 2010.

The Company recognizes penalties and interest related to unrecognized tax benefits in income tax expense (benefit). During the years ended December 31, 2010 and 2009, the Company recognized $69 and $57, respectively, in penalties and interest. The Company had $126 and $57 for the payment of penalties and interest accrued at December 31, 2010 and 2009, respectively.

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

For the years ended December 31, 2010 and 2009, diluted weighted average common shares do not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the years ended December 31, 2010 and 2009, there were 173,258 and 77,035 anti-dilutive stock options and compensation-related shares outstanding, respectively.

The computation of basic and diluted earnings per common share is as follows:

	For the year ended December 31,
	2010	2009	2008
Numerator:
Net (loss) income attributable to common shareholders before discontinued operations	$(23,942)	$(21,182)	$3,186
Discontinued operations	(851)	2,412	7,444

Net (loss) income attributable to common shareholders	(24,793)	(18,770)	10,630
Dividends paid on unvested restricted shares	(118)	(20)	(668)
Undistributed earnings attributable to unvested restricted shares	0	0	0

Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(24,911)	$(18,790)	$9,962

Denominator:
Weighted average number of common shares—basic	69,549,441	54,477,414	40,158,745
Effect of dilutive securities:
Stock options and compensation-related shares	0	0	99,225

Weighted average number of common shares—diluted	69,549,441	54,477,414	40,257,970

Basic Earnings per Common Share:
Net (loss) income attributable to common shareholders per weighted average common share before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.35)	$(0.39)	$0.06
Discontinued operations	(0.01)	0.05	0.19

Net (loss) income attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.36)	$(0.34)	$0.25

Diluted Earnings per Common Share:
Net (loss) income attributable to common shareholders per weighted average common share before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.35)	$(0.39)	$0.06
Discontinued operations	(0.01)	0.05	0.19

Net (loss) income attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.36)	$(0.34)	$0.25

13.	Comprehensive Income

For the years ended December 31, 2010, 2009 and 2008, comprehensive income was $1,961, $7,618 and $33,127, respectively. As of December 31, 2010 and 2009, the Company’s accumulated other comprehensive income was zero.

14.	Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2010	2009	2008
Interest paid, net of capitalized interest	$35,562	$37,347	$47,367

Interest capitalized	200	703	3,525

Income taxes paid, net	482	473	1,053

Distributions payable on common shares	8,036	636	3,497

Distributions payable on preferred shares	6,689	6,689	5,624

Redemption of common/preferred units for common/preferred shares	—	59,121	13,781

Accrued capital expenditures	256	46	4,849

Issuance (forfeiture) of restricted shares to employees and executives, net	2,742	(1,505)	11,568

Issuance of common shares for board of trustees compensation	110	110	152

Repurchase of common shares into treasury	566	365	955

In conjunction with the sale of properties, the Company disposed of the following assets and liabilities:
Investment in properties, net of closing costs	$122,202	$—	$—
Other assets	692	—	—
Liabilities	(2,039)	—	—

Sale of properties	$120,855	$—	$—

In conjunction with the property acquisitions, the Company assumed assets and liabilities and issued units as follows:
Investment in properties (after credits at closing)	$(518,528)	$—	$(52,910)
Other assets	(6,235)	—	—
Liabilities.	68,783	—	1,441

Acquisition of properties	$(455,980)	$—	$(51,469)

15.	Subsequent Events

On January 1, 2011, the Company issued an aggregate of 19,351 common shares of beneficial interest, including 12,077 deferred shares to the independent members of its Board of Trustees for their 2010 compensation. These common shares were issued under the 2009 Plan.

On January 1, 2011, the Company received 27,813 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested.

On January 12, 2011, the Company sold the Sheraton Bloomington Hotel Minneapolis South for $20,000. Since the property was under contract for sale during the fourth quarter of 2010, it was classified as held for sale as of December 31, 2010 and the related impairment loss of $3,223 is included in 2010 results (see Note 4).

On January 19, 2011, the Company issued 2,600,000 7 1/2% Series H Cumulative Redeemable Preferred Shares ($0.01 par value) at a price of $25.00 per share and received net proceeds, after costs, of approximately $62,800. On February 4, 2011, the underwriters exercised their rights to cover overallotments and purchased 150,000 additional Series H Preferred Shares, resulting in additional net proceeds to the Company of $3,600.

On January 21, 2011, 52,110 performance shares were issued to Hans S. Weger, former Executive Vice President, Chief Financial Officer, Treasurer and Secretary, in accordance with his termination agreement and upon his last day of employment with the Company. Of the shares, 10,403 were issued from the 1998 Plan and 41,707 were issued from the 2009 Plan.

On January 24, 2011, the Board of Trustees granted long-term equity incentive awards to Bruce A. Riggins, the Company’s Executive Vice President, Chief Financial Officer and Secretary upon commencement of his employment with the Company. The approved awards include 19,635 time-based restricted shares issued from treasury and performance-based awards in a target amount of 8,925 shares.

On January 26, 2011, the Board of Trustees approved long-term equity incentive awards to Michael D. Barnello, the Company’s President and Chief Executive Officer, and Alfred L. Young, the Company’s Executive Vice President and Chief Operating Officer. The approved awards include 23,348 time-based restricted shares issued from treasury to Mr. Barnello, 12,572 time-based restricted shares issued from treasury to Mr. Young, and performance-based awards to Mr. Barnello in a target amount of 23,348 shares and to Mr. Young in a target amount of 12,572 shares.

On February 11, 2011, the Company provided notice to the holders of its 8 3/8% Series B Cumulative Redeemable Preferred Shares of the redemption of those shares. The cash redemption price is $25.00 per share, plus accrued and unpaid dividends through the redemption date. The redemption date will be March 14, 2011.

From January 21, 2011 through February 16, 2011, the Company sold 2,619,811 common shares of beneficial interest, par value $0.01 per share, under the under equity distribution agreements (see Note 7). After deducting the underwriters discounts and commissions, the Company raised net proceeds of approximately $72,300. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

The Company paid the following common and preferred share dividends subsequent to December 31, 2010:

Security Type	Dividend per Share(1)	For the Quarter Ended	Record Date	Payable Date
Common	$0.11	31-Dec-2010	31-Dec-2010	14-Jan-2011
8 3/8% Series B Preferred	$0.52	31-Dec-2010	1-Jan-2011	14-Jan-2011
7 1/2% Series D Preferred	$0.47	31-Dec-2010	1-Jan-2011	14-Jan-2011
8% Series E Preferred	$0.50	31-Dec-2010	1-Jan-2011	14-Jan-2011
7 1/4% Series G Preferred	$0.45	31-Dec-2010	1-Jan-2011	14-Jan-2011

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

16.	Quarterly Operating Results (Unaudited)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2010 and 2009 (in thousands, except per share data) follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$108,197	$165,725	$164,767	$161,794
Total expenses from continuing operations	126,128	151,365	152,752	167,617

Net (loss) income from continuing operations	(17,931)	14,360	12,015	(5,823)
Net (loss) income from discontinued operations	(1,246)	328	4,754	(4,687)

Net (loss) income	(19,177)	14,688	16,769	(10,510)
Net loss (income) attributable to noncontrolling interests	28	(9)	17	155
Distributions to preferred shareholders	(6,689)	(6,688)	(6,689)	(6,688)

Net (loss) income attributable to common shareholders	$(25,838)	$7,991	$10,097	$(17,043)

Earnings per Common Share—Basic:
Net (loss) income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.38)	$0.11	$0.07	$(0.17)
Discontinued operations	(0.02)	—	0.07	(0.07)

Net (loss) income attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.40)	$0.11	$0.14	$(0.24)

Earnings per Common Share—Diluted:
Net (loss) income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.38)	$0.11	$0.07	$(0.17)
Discontinued operations	(0.02)	—	0.07	(0.07)

Net (loss) income attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.40)	$0.11	$0.14	$(0.24)

Weighted average number of common shares outstanding:
Basic	64,981,780	69,296,793	71,246,259	72,570,889
Diluted	64,981,780	69,398,026	71,345,731	72,570,889

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$114,964	$149,161	$147,799	$130,785
Total expenses from continuing operations	126,539	140,302	138,695	131,615

Net (loss) income from continuing operations	(11,575)	8,859	9,104	(830)
Net (loss) income from discontinued operations	(627)	6,051	1,026	(4,038)

Net (loss) income	(12,202)	14,910	10,130	(4,868)
Net (income) loss attributable to noncontrolling interests	(344)	(13)	(11)	16
Distributions to preferred shareholders	(6,322)	(6,689)	(6,688)	(6,689)

Net (loss) income attributable to common shareholders	$(18,868)	$8,208	$3,431	$(11,541)

Earnings per Common Share—Basic:
Net (loss) income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.45)	$0.04	$0.04	$(0.12)
Discontinued operations	(0.01)	0.12	0.01	(0.06)

Net (loss) income attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.46)	$0.16	$0.05	$(0.18)

Earnings per Common Share—Diluted:
Net (loss) income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.45)	$0.04	$0.04	$(0.12)
Discontinued operations	(0.01)	0.12	0.01	(0.06)

Net (loss) income attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.46)	$0.16	$0.05	$(0.18)

Weighted average number of common shares outstanding:
Basic	40,602,995	50,920,244	63,002,718	63,043,417
Diluted	40,602,995	50,999,598	63,078,201	63,043,417

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2010

(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition(1)			Gross Amounts at Which Carried at Close of Period			Accumu- lated Depre- ciation	Net Book Value	Date of Original Construc- tion	Date of Acqui- sition	Life on Which Depreciation in Statement of Operations is Computed
		Encum- brances	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment
1.	Sheraton Bloomington Hotel Minneapolis South(2)	$—	$8,172	$11,258	$13,811	$(1,020)	$(503)	$(11,718)	$7,152	$10,755	$2,093	$—	$20,000	1969	12/01/95	3-40 years
2.	Le Montrose Suite Hotel	—	5,004	19,752	2,951	—	4,895	6,630	5,004	24,647	9,581	18,217	21,015	1976	04/29/98	3-40 years
3.	San Diego Paradise Point Resort and Spa	—	—	69,639	3,665	109	32,330	23,060	109	101,969	26,725	58,776	70,027	1962	06/01/98	3-40 years
4.	Harborside Hyatt Conference Center & Hotel	42,500	—	66,159	5,246	8	4,328	5,435	8	70,487	10,681	37,196	43,980	1993	06/24/98	3-40 years
5.	Hotel Viking	—	2,421	24,375	353	59	16,758	9,089	2,480	41,133	9,442	22,321	30,734	1850	06/02/99	3-40 years
6.	Topaz Hotel	—	2,137	8,549	—	12	4,006	3,964	2,149	12,555	3,964	7,286	11,382	1963	03/08/01	3-40 years
7.	Hotel Madera	—	1,682	6,726	—	15	5,071	3,595	1,697	11,797	3,595	6,578	10,511	1963	03/08/01	3-40 years
8.	Hotel Rouge	—	2,162	8,647	—	17	5,017	5,035	2,179	13,664	5,035	8,150	12,728	1963	03/08/01	3-40 years
9.	Hotel Helix	—	2,636	10,546	—	14	8,845	7,178	2,650	19,391	7,178	11,494	17,725	1962	03/08/01	3-40 years
10.	The Liaison Capitol Hill	—	8,353	33,412	2,742	19	13,878	12,540	8,372	47,290	15,282	24,996	45,948	1968	06/01/01	3-40 years
11.	Lansdowne Resort	—	27,421	74,835	3,114	33,131	26,732	16,348	60,552	101,567	19,462	45,941	135,640	1991	06/17/03	3-40 years
12.	Hotel George	—	1,743	22,221	531	—	207	2,573	1,743	22,428	3,104	8,066	19,209	1928	09/18/03	3-40 years
13.	Indianapolis Marriott Downtown	101,780	—	96,173	9,879	—	1,839	9,804	—	98,012	19,683	38,358	79,337	2001	02/10/04	3-40 years
14.	Hilton Alexandria Old Town	—	11,079	45,539	2,597	—	1,782	5,079	11,079	47,321	7,676	17,078	48,998	2000	05/28/04	3-40 years
15.	Chaminade Resort and Conference Center	—	5,240	13,111	299	24	8,808	7,532	5,264	21,919	7,831	10,141	24,873	1985	11/18/04	3-40 years
16.	Hilton San Diego Gaslamp Quarter	59,600	5,008	77,892	2,250	—	828	3,307	5,008	78,720	5,557	16,490	72,795	2000	01/06/05	3-40 years
17.	The Grafton on Sunset	—	1,882	23,226	431	11	966	1,587	1,893	24,192	2,018	5,193	22,910	1954	01/10/05	3-40 years
18.	Onyx Hotel	—	6,963	21,262	445	—	138	483	6,963	21,400	928	3,710	25,581	2004	05/18/05	3-40 years
19.	Westin Copley Place	210,000	—	295,809	28,223	—	10,992	11,440	—	306,801	39,663	76,245	270,219	1983	08/31/05	3-40 years
20.	Hotel Deca(3)	9,658	4,938	21,720	577	—	433	2,925	4,938	22,153	3,502	5,461	25,132	1931	12/08/05	3-40 years
21.	The Hilton San Diego Resort and Spa	—	—	85,572	4,800	75	15,196	12,607	75	100,768	17,407	27,612	90,638	1962	12/15/05	3-40 years
22.	Donovan House	—	11,384	34,573	—	—	36,453	9,870	11,384	71,026	9,870	14,392	77,888	1972	12/16/05	3-40 years
23.	Le Parc Suite Hotel	—	13,971	31,742	2,741	3	1,086	2,371	13,974	32,828	5,112	8,108	43,806	1970	01/27/06	3-40 years
24.	Westin Michigan Avenue	140,000	38,158	154,181	24,112	17	9,521	11,316	38,175	163,702	35,428	50,924	186,381	1963/1972	03/01/06	3-40 years
25.	Hotel Sax Chicago	—	9,403	104,148	889	155	21,854	14,068	9,558	126,002	14,957	27,256	123,261	1998	03/01/06	3-40 years
26.	Alexis Hotel	—	6,581	31,062	578	13	8,023	5,749	6,594	39,085	6,327	9,427	42,579	1901/1982	06/15/06	3-40 years
27.	Hotel Solamar	60,900	—	79,111	7,890	—	189	913	—	79,300	8,803	16,168	71,935	2005	08/01/06	3-40 years
28.	Gild Hall	—	6,732	45,016	984	2	2,994	9,056	6,734	48,010	10,040	11,351	53,433	1999	11/17/06	3-40 years
29.	Amarano Burbank	—	5,982	29,292	1,253	(1,090)	65	1,571	4,892	29,357	2,824	5,096	31,977	2002	12/19/06	3-40 years
30.	Sofitel Washington, DC Lafayette Square	—	11,082	80,342	2,619	—	2	685	11,082	80,344	3,304	2,136	92,594	2002	03/01/10	3-40 years
31.	Hotel Monaco San Francisco	—	11,435	53,186	3,736	—	—	14	11,435	53,186	3,750	692	67,679	1910/1995	09/01/10	3-40 years
32.	Westin Philadelphia	—	35,100	106,100	3,776	—	—	227	35,100	106,100	4,003	1,145	144,058	1990	09/01/10	3-40 years
33.	Embassy Suites Philadelphia – Center City	—	13,600	62,900	2,504	—	—	1	13,600	62,900	2,505	691	78,314	1963/1993	09/01/10	3-40 years
34.	Hotel Roger Williams	64,000	—	95,079	3,509	—	1	17	—	95,080	3,526	869	97,737	1930/1998	10/06/10	3-40 years
35.	Chamberlain West Hollywood	—	6,470	29,085	2,895	—	—	—	6,470	29,085	2,895	112	38,338	1970/2005	12/06/10	3-40 years

	Total	$688,438	$266,739	$1,972,240	$139,400	$31,574	$242,734	$194,351	$298,313	$2,214,974	$333,751	$597,676	$2,249,362

(1)

Costs of disposals, impairments and reclassifications to property under development are reflected as reductions to cost capitalized subsequent to acquisition. Reclassifications from property under development are reflected as increases to cost capitalized subsequent to acquisition.

(2)

The Sheraton Bloomington Hotel Minneapolis South was classified as held for sale at December 31, 2010 since the Company entered into a contract to sell the property and received a nonrefundable deposit prior to that date. The Company recorded an impairment loss of $3,223, including estimated costs to sell, during 2010 to write the net book value down to fair value of $20,000 at December 31, 2010.

(3)	Encumbrance on the Hotel Deca is presented at face value which excludes loan premium of $269 at December 31, 2010.

LASALLE HOTEL PROPERTIES

Schedule III—Real Estate and Accumulated Depreciation—Continued

As of December 31, 2010

Reconciliation of Real Estate and Accumulated Depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2007	$2,243,341
Improvements and additions to hotel properties	80,756
Reclassification to property under development	110,192

Balance at December 31, 2008	$2,434,289
Improvements and additions to hotel properties	18,617
Reclassification from property under development	5,941
Disposal of assets	(332)

Balance at December 31, 2009	$2,458,515
Acquisition of hotel property	523,420
Improvements and additions to hotel properties	20,015
Reclassification from property under development	1,694
Reclassification to property under development	(1,557)
Disposal of hotels	(121,296)
Impairment of assets held for sale	(32,687)
Disposal of assets	(1,066)

Balance at December 31, 2010(1)	$2,847,038

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2007	$357,918
Depreciation	105,746
Reclassification to property under development	3,370

Balance at December 31, 2008	$467,034
Depreciation	109,174
Disposal of assets	(195)

Balance at December 31, 2009	$576,013
Depreciation	110,138
Disposal of hotels	(58,212)
Impairment of assets held for sale	(29,836)
Disposal of assets	(427)

Balance at December 31, 2010	$597,676

(1)	Includes the assets of the Sheraton Bloomington Hotel Minneapolis South of $20,000 classified as held for sale at December 31, 2010.