Form 10-Q
period 2011-03-31
LaSalle Hotel Properties
filed 2011-04-20
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 20, 2011
Common Shares of Beneficial Interest ($0.01 par value)	77,189,658
7 1/2% Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	6,348,888
7 1/2% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000

PART I. Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$2,302,271	$2,229,362
Property under development	7,639	15,601
Assets held for sale (Note 3)	0	20,000
Cash and cash equivalents	11,011	13,000
Restricted cash reserves (Note 5)	20,842	19,267
Hotel receivables (net of allowance for doubtful accounts of $708 and $1,118, respectively)	24,032	20,074
Deferred financing costs, net	1,352	1,583
Deferred tax assets (Note 9)	13,549	10,654
Prepaid expenses and other assets	24,623	25,504

Total assets	$2,405,319	$2,355,045

Liabilities:
Borrowings under credit facilities (Note 4)	$76,000	$120,193
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $253 and $269, respectively) (Note 4)	646,124	646,207
Accounts payable and accrued expenses	78,090	73,817
Liabilities of assets held for sale (Note 3)	0	2,380
Advance deposits	12,752	8,601
Accrued interest	3,072	3,073
Distributions payable	15,623	14,725

Total liabilities	874,161	911,496

Redeemable noncontrolling interest in consolidated entity (Note 2)	47	49

Commitments and contingencies

Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value (liquidation preference of $394,222 and $352,972, respectively), 40,000,000 shares authorized; 15,768,888 and 14,118,888 shares issued and outstanding, respectively (Note 6)	158	141
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 75,911,477 shares issued and outstanding, and 73,061,144 shares issued and 73,059,600 shares outstanding, respectively (Note 6)	759	731
Treasury shares, at cost	0	(28)
Additional paid-in capital, net of offering costs of $63,975 and $60,938, respectively	1,774,475	1,659,258
Distributions in excess of retained earnings	(244,314)	(216,635)

Total shareholders’ equity	1,531,078	1,443,467

Noncontrolling Interests:
Noncontrolling interests in consolidated entity	33	33

Total equity	1,531,111	1,443,500

Total liabilities and equity	$2,405,319	$2,355,045

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(in thousands, except share data)

(unaudited)

	For the three months ended March 31,
	2011	2010

Revenues:
Hotel operating revenues:
Room	$88,913	$67,676
Food and beverage	38,242	30,010
Other operating department	9,957	8,773

Total hotel operating revenues	137,112	106,459
Other income	1,238	1,705

Total revenues	138,350	108,164

Expenses:
Hotel operating expenses:
Room	25,342	19,061
Food and beverage	28,834	22,705
Other direct	4,376	3,816
Other indirect (Note 8)	39,943	32,059

Total hotel operating expenses	98,495	77,641
Depreciation and amortization	27,808	25,746
Real estate taxes, personal property taxes and insurance	8,485	8,040
Ground rent (Note 5)	1,343	1,403
General and administrative	4,806	3,655
Acquisition transaction costs (Note 3)	176	1,455
Other expenses	579	1,125

Total operating expenses	141,692	119,065

Operating loss	(3,342)	(10,901)
Interest income	9	33
Interest expense	(9,782)	(8,774)

Loss before income tax benefit and discontinued operations	(13,115)	(19,642)
Income tax benefit (Note 9)	2,524	1,711

Loss from continuing operations	(10,591)	(17,931)

Discontinued operations (Note 3):
Loss from operations of properties disposed of	(363)	(1,730)
Income tax benefit (Note 9)	150	484

Net loss from discontinued operations	(213)	(1,246)

Net loss	(10,804)	(19,177)
Redeemable noncontrolling interest in loss of consolidated entity (Note 2)	2	28

Net loss attributable to the Company	(10,802)	(19,149)
Distributions to preferred shareholders	(7,746)	(6,689)
Issuance costs of redeemed preferred shares (Note 6)	(731)	0

Net loss attributable to common shareholders	$(19,279)	$(25,838)

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(in thousands, except share data)

(unaudited)

	For the three months ended March 31,
	2011	2010
Earnings per Common Share - Basic:
Net loss attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.26)	$(0.38)
Discontinued operations	0.00	(0.02)

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.26)	$(0.40)

Earnings per Common Share - Diluted:
Net loss attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.26)	$(0.38)
Discontinued operations	0.00	(0.02)

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.26)	$(0.40)

Weighted average number of common shares outstanding:
Basic	74,202,756	64,981,780
Diluted	74,202,756	64,981,780

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Equity

(in thousands, except per share data)

(unaudited )

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid - In Capital	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest in Consolidated Entity	Total Equity
Balance, December 31, 2009	$141	$636	$0	$1,469,730	($174,320)	$1,296,187	$48	$1,296,235

Issuance of shares, net of offering costs	0	62	444	108,698	0	109,204	0	109,204
Repurchase of common shares into treasury	0	0	(566)	0	0	(566)	0	(566)
Options exercised	0	0	0	14	0	14	0	14
Deferred compensation, net	0	0	122	879	0	1,001	0	1,001
Redeemable noncontrolling interest	0	0	0	0	28	28	0	28
Distributions on issued long-term performance-based share awards	0	0	0	0	(45)	(45)	0	(45)
Distributions on common shares ($0.01 per share)	0	0	0	0	(699)	(699)	0	(699)
Distributions on preferred shares	0	0	0	0	(6,689)	(6,689)	0	(6,689)
Net loss	0	0	0	0	(19,177)	(19,177)	0	(19,177)

Balance, March 31, 2010	$141	$698	$0	$1,579,321	($200,902)	$1,379,258	$48	$1,379,306

Balance, December 31, 2010	$141	$731	($28)	$1,659,258	($216,635)	$1,443,467	$33	$1,443,500

Issuance of shares, net of offering costs	28	28	258	142,636	0	142,950	0	142,950
Redemption of preferred shares	(11)	0	0	(26,758)	(731)	(27,500)	0	(27,500)
Repurchase of common shares into treasury	0	0	(2,253)	0	0	(2,253)	0	(2,253)
Options exercised	0	0	0	83	0	83	0	83
Deferred compensation, net	0	0	2,023	(744)	0	1,279	0	1,279
Redeemable noncontrolling interest	0	0	0	0	2	2	0	2
Distributions on issued long-term performance-based share awards	0	0	0	0	(38)	(38)	0	(38)
Distributions on common shares ($0.11 per share)	0	0	0	0	(8,362)	(8,362)	0	(8,362)
Distributions on preferred shares	0	0	0	0	(7,746)	(7,746)	0	(7,746)
Net loss	0	0	0	0	(10,804)	(10,804)	0	(10,804)

Balance, March 31, 2011	$158	$759	$0	$1,774,475	($244,314)	$1,531,078	$33	$1,531,111

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,804)	$(19,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,808	27,388
Amortization of deferred financing costs and mortgage premium	215	222
Deferred compensation	1,279	1,001
Allowance for doubtful accounts	(410)	12
Other	0	44
Changes in assets and liabilities:
Restricted cash reserves	(1,045)	2,008
Hotel receivables	(3,319)	(6,601)
Deferred tax asset	(2,895)	(2,411)
Prepaid expenses and other assets	977	(523)
Accounts payable and accrued expenses	(903)	(1,925)
Advance deposits	4,053	2,297
Accrued interest	(1)	(227)

Net cash provided by operating activities	14,955	2,108

Cash flows from investing activities:
Improvements and additions to properties	(9,847)	(2,246)
Acquisition of properties	(79,835)	(94,156)
Purchase of office furniture and equipment	(77)	(12)
Restricted cash reserves	(530)	(724)
Proceeds from sale of property	19,727	0
Property insurance proceeds	0	579

Net cash used in investing activities	(70,562)	(96,559)

Cash flows from financing activities:
Borrowings under credit facilities	153,169	149,837
Repayments under credit facilities	(197,362)	(145,124)
Repayments of mortgage loans	(67)	(12,922)
Distributions to redeemable noncontrolling interest	0	(108)
Purchase of treasury shares	(2,253)	(566)
Proceeds from exercise of stock options	83	14
Proceeds from issuance of preferred shares	68,750	0
Payment of preferred offering costs	(2,379)	0
Proceeds from issuance of common shares	77,802	113,822
Payment of common offering costs	(1,389)	(4,553)
Distributions on issued long-term performance-based share awards	(38)	(45)
Redemption of preferred shares	(27,500)	0
Distributions on preferred shares	(7,162)	(6,689)
Distributions on common shares	(8,036)	(636)

Net cash provided by financing activities	53,618	93,030

Net change in cash and cash equivalents	(1,989)	(1,421)
Cash and cash equivalents, beginning of period	13,000	8,441

Cash and cash equivalents, end of period	$11,011	$7,020

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

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

As of March 31, 2011, the Company owned interests in 35 hotels with over 8,700 guest rooms located in nine states and the District of Columbia. Each hotel is leased to LHL (see Note 8) or a wholly owned subsidiary of LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between 2012 and 2015. Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, all of the common units of the Operating Partnership at March 31, 2011.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Share-Based Compensation

From time to time, the Company awards nonvested shares under the 2009 Equity Incentive Plan (“2009 Plan”), which has eight years remaining, as compensation to officers, employees and non-employee trustees (see Note 7). The shares issued to officers and employees vest over three to nine years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

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

As of March 31, 2011, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the outside preferred ownership interests in a tax-related ownership entity and (ii) the 5.0% interest of the outside partner in the Modern Magic Hotel, LLC joint venture.

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

Level 2—Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations whose inputs are observable.

Level 3—Model-derived valuations with unobservable inputs.

As required by the guidance, the Company classifies assets and liabilities based on the lowest level of input that is significant to the fair value measurement.

3.	Investment in Hotel Properties

Investment in hotel properties is net of accumulated depreciation of $625,353 and $597,676 as of March 31, 2011 and December 31, 2010, respectively.

On March 16, 2011, the Company acquired a 100% leasehold interest in the Viceroy Santa Monica, a 162-room urban, full-service hotel located in Santa Monica, CA, for $80,072. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL and Viceroy Hotel Group continues to manage the property. The Company recorded the acquisition at fair value using model-derived valuations, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The property is subject to a ground lease, determined to be an operating lease, which expires on September 25, 2065 (see Note 5). In connection with this acquisition, the Company incurred acquisition transaction costs of $176 that were expensed as incurred during the three months ended March 31, 2011, which expenses are included in the accompanying consolidated statements of operations.

In connection with the acquisition of Sofitel Washington, DC Lafayette Square on March 1, 2010, the Company incurred acquisition transaction costs of $1,455 that were expensed as incurred during the three months ended March 31, 2010, which expenses are included in the accompanying consolidated statements of operations.

Condensed Pro Forma Financial Information (Unaudited)

The results of operations of the following acquired properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the following acquisitions had been consummated as of January 1, 2010, the beginning of the previous reporting period. In addition, for purposes of the unaudited condensed pro forma financial information only, the March 2, 2010 issuance of 6,152,500 common shares of beneficial interest and the August 2010 issuance of 3,270,936 common shares of beneficial interest are presented as if the issuances had occurred as of January 1, 2010. No adjustments have been made to the unaudited condensed pro forma financial information presented below for the March 16, 2011 acquisition of Viceroy Santa Monica as the acquisition was not significant to the Company’s consolidated financial statements or the 2011 common and preferred share offerings (see Note 6) since they have no relation to the below listed acquisitions. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the acquisitions been consummated on January 1, 2010, nor does it purport to represent the results of operations for future periods. The unaudited condensed pro forma financial information has not been adjusted for property sales.

Property	Acquisition Date
Sofitel Washington, DC Lafayette Square	March 1, 2010
Hotel Monaco San Francisco	September 1, 2010
Westin Philadelphia	September 1, 2010
Embassy Suites Philadelphia – Center City	September 1, 2010
Hotel Roger Williams	October 6, 2010
Chamberlain West Hollywood	December 6, 2010

For the three months ended March 31, 2010
(unaudited)
Total revenues	$127,799
Net loss	$(19,934)
Net loss attributable to common shareholders	$(26,595)

Earnings per common share - basic	$(0.37)
Earnings per common share - diluted	$(0.37)

Weighted average number of common shares outstanding:
Basic	72,559,466
Diluted	72,559,466

Discontinued Operations

On January 12, 2011, the Company sold Sheraton Bloomington Hotel Minneapolis South for $20,000. Since the property was under contract for sale during the fourth quarter of 2010, it was considered held for sale as of December 31, 2010 and the related impairment loss of $3,223 was included in fourth quarter 2010 results. The Company also sold Seaview Resort and Westin City Center Dallas on September 1, 2010 and September 30, 2010, respectively. Accordingly, the operating results of each property from the Company’s respective period of ownership are included in discontinued operations for all periods presented, as applicable.

The Company retained responsibility for the repair of the roof at Seaview Resort. The estimated cost of the project is between $4,000 and $6,000, with the Company’s exposure limited by contract to $5,000. Accordingly, the Company recorded a liability for related costs of $5,000, of which the unpaid balance of $4,643 was included in accounts payable and accrued expenses, and a receivable from the insurance company representing the Company’s estimate of the net recoverable amount of $4,050, which was included in prepaid expenses and other assets, in the accompanying consolidated balance sheets as of December 31, 2010. On March 24, 2011, the Company received insurance proceeds of $4,500, of which $4,050 was applied to the receivable from the insurance company and $450 was recorded as a liability to cover estimated related costs consisting primarily of amounts payable to the insurance adjuster. The unpaid liability balance of $4,560, which represents the Company’s remaining obligation to repair the roof, was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of March 31, 2011. The project is expected to be completed by mid-2011.

The following is a summary of the results of the properties classified in discontinued operations:

	For the three months ended March 31,
	2011	2010
Operating revenues	$450	$11,814
Operating expenses	813	13,544

Loss from operations	(363)	(1,730)
Income tax benefit	150	484

Net loss from discontinued operations	$(213)	$(1,246)

4.	Long-Term Debt

Debt Summary

Debt as of March 31, 2011 and December 31, 2010 consisted of the following:

				Balance Outstanding as of
Debt	Interest Rate		Maturity Date	March 31, 2011	December 31, 2010
Credit facilities
Senior unsecured credit facility	Floating	(a)	April 2012	$76,000	$112,000
LHL unsecured credit facility	Floating	(b)	April 2012	—	8,193

Total borrowings under credit facilities				76,000	120,193

Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating	(c)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating	(c)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
Hotel Solamar	5.49%		December 2013	60,900	60,900
Hotel Deca	6.28%		August 2014	9,591	9,658
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%		July 2016	101,780	101,780
Hotel Roger Williams	6.31%		August 2016	64,000	64,000

Mortgage loans at stated value				645,871	645,938
Unamortized loan premium (d)				253	269

Total mortgage loans				646,124	646,207

Total debt				$764,624	$808,900

(a)

Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2011, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $76,000 was 1.06%. As of December 31, 2010, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $112,000 was 1.07%.

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at March 31, 2011. As of December 31, 2010, the rate, including the applicable margin, for LHL’s outstanding LIBOR borrowings of $8,193 was 1.06%.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2012. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2011 were 0.28% and 0.30% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2010 were 0.28% and 0.38% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which was increased from 1.10% to 2.00% effective February 15, 2011 pursuant to an amendment to the agreement governing the letters of credit.

(d)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $253 as of March 31, 2011 and $269 as of December 31, 2010.

A summary of the Company’s interest expense and weighted average interest rates for borrowings for the three months ended March 31, 2011 and 2010 is as follows:

	For the three months ended March 31,
	2011	2010
Interest Expense:
Interest incurred	$9,669	$8,541
Amortization of deferred financing costs	231	238
Capitalized interest	(118)	(3)

Interest expense	9,782	8,776
Interest expense from discontinued operations	—	(2)

Interest expense from continuing operations	$9,782	$8,774

Weighted Average Interest Rates for Borrowings:
Senior unsecured credit facility	1.1%	0.9%

LHL unsecured credit facility	1.1%	0.9%

Massport Bonds	0.3%	0.3%

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

The carrying value and estimated fair value of the Company’s debt as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Carrying value	$764,624	$808,900

Estimated fair value	$768,171	$807,742

The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

As of March 31, 2011, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450,000. The credit facility’s maturity date is April 13, 2012. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2011, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility’s maturity date is April 13, 2012. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2011, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility.

5.	Commitments and Contingencies

Ground, Land and Building, and Air Rights Leases

Six of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar and Viceroy Santa Monica are subject to ground leases under non-cancelable operating leases expiring from March 2026 to December 2102. The ground lease at Harborside Hyatt Conference Center & Hotel expires in 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year.

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

Total ground rent expense for the three months ended March 31, 2011 and 2010 was $1,353 and $1,433, respectively, of which $10 and $30, respectively, is related to part of the parking lot at Sheraton Bloomington Hotel Minneapolis South, which is included in discontinued operations for all periods presented. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds. Future minimum rent payments (without reflecting future applicable Consumer Price Index increases) are as follows:

2011	$4,489
2012	5,996
2013	6,008
2014	6,020
2015	6,032
Thereafter	241,867

$270,412

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash. As of March 31, 2011, $11,129 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover required capital expenditures under agreements that do not necessitate that the Company separately reserve cash.

Restricted Cash Reserves

At March 31, 2011, the Company held $20,842 in restricted cash reserves. Included in such amounts are (i) $11,129 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $8,807 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments, and (iii) $906 held by insurance companies on our behalf to be refunded or applied to future liabilities.

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

Common Shares of Beneficial Interest

On January 1, 2011, the Company issued 7,274 common shares of beneficial interest and authorized an additional 12,077 deferred shares to the independent members of its Board of Trustees for their earned 2010 compensation pursuant to award arrangements existing on or before January 1, 2010.

On January 1, 2011, the Company issued 16,844 restricted common shares of beneficial interest to the Company’s executives related to 26,796 long-term performance-based share awards, which were granted on December 17, 2007. The remaining 9,952 shares were forfeited based on performance on January 1, 2011 (see Note 7). One-third of the issued restricted shares, or 5,616 shares, vested immediately and the remaining two-thirds of the restricted shares, or 11,228 shares, were scheduled to vest over two years, starting January 1, 2012. These common shares of beneficial interest were issued under the 1998 Share Option and Incentive Plan (“1998 Plan”), which was in place prior to the 2009 Plan.

On January 20, 2011, the Company issued 52,110 common shares of beneficial interest to its former Chief Financial Officer related to long-term performance-based share awards, as a result of the previously announced termination of employment. Pursuant to the terms of the original award agreements, a portion of his unvested long-term performance-based share awards vested upon termination (see Note 7). Of the common shares of beneficial interest issued, 10,403 shares were issued under the 1998 Plan and 41,707 shares were issued under the 2009 Plan.

From January 24, 2011 through January 27, 2011, the Company granted 74,562 restricted common shares of beneficial interest to the Company’s executives and employees, all of which were issued from treasury. The restricted shares granted vest over three years, starting January 1, 2012. These common shares of beneficial interest were issued under the 2009 Plan.

From January 21, 2011 through February 16, 2011, the Company sold 2,619,811 common shares of beneficial interest, par value $0.01 per share, under the equity distribution agreements entered into on April 21, 2010 (the “2010 Agreements”). After deducting the underwriters’ discounts and commissions, the Company raised net proceeds of $72,280. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. As of March 31, 2011, the Company had fully utilized the $150,000 of aggregate offering price authorized under the 2010 Agreements.

On February 28, 2011, a member of the Board of Trustees exercised 5,000 options to purchase common shares of beneficial interest. These common shares were issued under the 1998 Plan.

On March 4, 2011, the Company entered into an equity distribution agreement (the “2011 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). Under the terms of the 2011 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest having an aggregate offering price of up to $250,000. Through March 31, 2011, the Company sold 158,700 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement, of which 9,406 were issued from treasury. After deducting the Manager’s discounts and commissions and other offering costs, the Company raised net proceeds of $4,133. The proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. As of March 31, 2011, the Company had availability under the 2011 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $245,698, which was partially utilized in April 2011 (see Note 12).

During the three months ended March 31, 2011, the Company received 81,979 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and 445 common shares of beneficial interest related to the forfeiture of restricted shares due to employee resignations.

Common Dividends

The Company paid the following dividends on common shares during the three months ended March 31, 2011:

Dividend per Share	For the Quarter Ended	Record Date	Payable Date

$0.11	31-Dec-2010	31-Dec-2010	15-Jan-2011

Treasury Shares

Treasury shares are accounted for under the cost method. During the three months ended March 31, 2011, the Company received 82,424 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and forfeiture of restricted shares due to employee resignations. During the three months ended March 31, 2011, the Company re-issued 74,562 treasury shares related to the grant of restricted common shares of beneficial interest in January 2011 and 9,406 treasury shares related to the sale of common shares of beneficial interest under the 2011 Agreement in March 2011.

At March 31, 2011, there were no common shares of beneficial interest in treasury.

Preferred Shares

On January 19, 2011, the Company issued 2,600,000 7 1/2% Series H Cumulative Redeemable Preferred Shares ($0.01 par value) (“Series H Preferred Shares”) at a price of $25.00 per share and received net proceeds, after costs, of $62,739. On February 4, 2011, the underwriters exercised their rights to cover overallotments and purchased 150,000 additional Series H Preferred Shares, resulting in additional net proceeds to the Company of $3,632. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

On February 11, 2011, the Company provided notice to the holders of its 8 3/8% Series B Cumulative Redeemable Preferred Shares (“Series B Preferred Shares”) of the redemption of those shares. On March 14, 2011, the Company redeemed all 1,100,000 outstanding Series B Preferred Shares for $27,500 ($25.00 per share) plus accrued distributions through March 14, 2011 of $473. The fair value of the Series B Preferred Shares exceeded the carrying value of the Series B Preferred Shares by $731 which is included in the determination of net loss attributable to common shareholders for the three months ended March 31, 2011. The $731 represents the offering costs related to the Series B Preferred Shares.

The 7 1/2% Series D Cumulative Redeemable Preferred Shares (“Series D Preferred Shares”), 8% Series E Cumulative Redeemable Preferred Shares (“Series E Preferred Shares”), 7 1/4% Series G Cumulative Redeemable Preferred Shares (“Series G Preferred Shares”) and Series H Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company currently has the option to redeem the Series E Preferred Shares. The Company may not optionally redeem the Series G Preferred Shares or Series H Preferred Shares prior to November 17, 2011 and January 24, 2016, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After that date, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. In addition, upon the occurrence of a change of control, as defined, the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Series H Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions to and including the date of redemption. If the Company does not exercise its right to redeem the Series H Preferred Shares upon a change of control, the Series H shareholders have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a cap of 4,680,500 common shares.

The following Preferred Shares were outstanding as of March 31, 2011:

Security Type	Number of Shares
7 1/2% Series D Preferred Shares	3,170,000
8% Series E Preferred Shares	3,500,000
7 1/4% Series G Preferred Shares	6,348,888
7 1/2% Series H Preferred Shares	2,750,000

Preferred Dividends

The Company paid the following dividends on preferred shares during the three months ended March 31, 2011:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Payable Date
8 3/8% Series B	$0.52	31-Dec-2010	1-Jan-2011	15-Jan-2011
7 1/2% Series D	$0.47	31-Dec-2010	1-Jan-2011	15-Jan-2011
8% Series E	$0.50	31-Dec-2010	1-Jan-2011	15-Jan-2011
7 1/4% Series G	$0.45	31-Dec-2010	1-Jan-2011	15-Jan-2011

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

7.	Equity Incentive Plan

At the 2009 Annual Meeting of Shareholders held on April 23, 2009, the common shareholders approved the 2009 Plan, under which the Company may issue equity-based awards to officers, employees, non-employee trustees and any other persons providing services to or for the Company and its subsidiaries. The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, performance shares, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019. The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three to five year period, with certain awards vesting over periods of up to nine years. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. There were no unvested stock options outstanding as of March 31, 2011. At March 31, 2011, there were 1,493,655 common shares available for future grant under the 2009 Plan.

Service Condition Nonvested Share Awards

From time to time, the Company awards nonvested shares under the 2009 Plan to members of the Board of Trustees, executives, and employees. The nonvested shares vest over three to nine years based on continued employment. The Company measures compensation costs for the nonvested shares based upon the fair market value of its common shares at the date of grant. Compensation costs are recognized on a straight-line basis over the vesting period and are included in general and administrative expense in the accompanying consolidated statements of operations.

A summary of the Company’s service condition nonvested shares as of March 31, 2011 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2011	480,919	$24.29
Granted	74,562	27.88
Vested (2)	(186,757)	22.43
Forfeited	(445)	15.20

Nonvested at March 31, 2011 (1)	368,279	$26.54

(1)	Amount excludes 7,562 long-term performance-based shares which were earned but nonvested due to a service condition as of March 31, 2011.
(2)	Amount includes accelerated vesting of former Chief Financial Officer’s shares.

As of March 31, 2011 and December 31, 2010, there were $6,616 and $5,444, respectively, of total unrecognized compensation costs related to nonvested share awards. As of March 31, 2011 and December 31, 2010, these costs were expected to be recognized over a weighted–average period of 3.0 and 3.7 years, respectively. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three months ended March 31, 2011 and 2010 was $5,113 and $1,578, respectively. On September 27, 2010, the Company announced the termination of its former Chief Financial Officer no later than February 28, 2011. Pursuant to the terms of the original award agreements, all of his unvested service condition share awards would vest upon termination. Accordingly, the Company accelerated the recognition of previously unrecognized compensation costs on unvested awards over the estimated remaining service period. On January 20, 2011, upon termination of the former Chief Financial Officer, all of his unvested service condition share awards vested with all remaining previously unrecognized compensation costs recognized. The compensation costs (net of forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $900 and $678 for the three months ended March 31, 2011 and 2010, respectively.

Long-Term Performance-Based Share Awards

On December 17, 2007, the Company’s Board of Trustees granted 45,376 performance-based awards of nonvested shares to executives, of which 18,580 shares were forfeited on September 13, 2009 with respect to an executive resignation. The actual amounts of the awards earned were determined on January 1, 2011, based on the performance period of January 1, 2008 through December 31, 2010, in accordance with the terms of the agreements. On January 1, 2011, the executives earned 62.9% of the target number of shares, or 16,844 shares. The shares representing the difference between 62.9% and 100% of the target, or 9,952 shares, were forfeited on January 1, 2011. One-third of the shares earned, or 5,616 shares, vested immediately on January 1, 2011 and the remaining two-thirds of the shares earned, or 11,228 shares, will vest in equal amounts on January 1, 2012 and January 1, 2013 based on continued employment. The executives received cash payments of $38 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2007 until the determination date, January 1, 2011. As of January 1, 2011, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.

On January 24 and January 26, 2011, the Company’s Board of Trustees granted 8,925 and 35,920 performance-based awards of nonvested shares to executives, respectively. The actual amounts of the awards will be determined on January 1, 2014, based on the performance period of January 1, 2011 through December 31, 2013, in accordance with the terms of the agreements. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the performance shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) on January 1, 2014, the earned shares will be issued and outstanding with a portion subject to further vesting based on continued employment. The executives will receive cash payments equal to the value of all dividends paid on common shares from December 31, 2010 until the determination date, January 1, 2014, on all of the earned shares, including those shares subject to further vesting. Such amounts will be paid to the awardees on or about January 1, 2014. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.

The fair values of the performance-based awards were determined by the Company using data under the Monte Carlo valuation method provided by a third-party consultant. The measurement of performance for the 2011 awards is substantially the same as the performance measurement for previously granted long-term performance-based share awards. Assumptions used in the valuations consisted of the following:

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

•	The valuation has been performed in a risk-neutral framework.

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
January 24 and 26, 2011 Grants

Target amounts	84.30%	1.05%	N/A	N/A	$40.43	33.40%
NAREIT index	84.30%	1.05%	N/A	1.300	$38.85	33.30%
Peer companies	84.30%	1.05%	N/A	0.898	$41.24	33.30%

A summary of the Company’s long-term performance-based share awards as of March 31, 2011 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2011	201,308	$28.44
Granted	44,845	40.17
Vested (2)(3)	(66,732)	25.23
Forfeited (2)(3)	(25,083)	31.04

Nonvested at March 31, 2011 (1)	154,338	$29.35

(1)

Amount excludes 100,000 shares that have been committed for future performance share grants. Fair value will be estimated at the beginning of the performance measurement periods on July 1, 2011 and July 1, 2014.

(2)	Amounts relate to the December 2006 and 2007 awards which were determined on January 1, 2010 and 2011, respectively, as described in the above section.
(3)	Amounts include 59,671 shares vested, including 2,451 shares earned, and 15,131 shares forfeited, respectively, upon departure of the former Chief Financial Officer.

As of March 31, 2011 and December 31, 2010, there were $3,216 and $2,392, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of March 31, 2011 and December 31, 2010, these costs were expected to be recognized over a weighted–average period of 3.3 years and 2.7 years, respectively. As of March 31, 2011 and December 31, 2010, there were 73,079 and 3,896 long-term performance-based share awards vested, respectively. Additionally, there were 7,562 and 7,792 long-term performance-based awards earned but non-vested due to a service condition as of March 31, 2011 and December 31, 2010, respectively. On September 27, 2010, the Company announced the termination of its former Chief Financial Officer no later than February 28, 2011. Pursuant to the terms of the original award agreements, a portion of his unvested long-term performance-based share awards would vest upon termination. Accordingly, the Company accelerated the recognition of previously unrecognized compensation costs on unvested awards over the estimated remaining service period. On January 20, 2011, upon termination of the former Chief Financial Officer, a portion of his unvested long-term performance-based share awards vested and a portion was forfeited and additional shares were earned for awards valued at over 100% of the target, with all remaining previously unrecognized compensation costs recognized. The compensation costs (net of forfeitures) related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $379 and $323 for the three months ended March 31, 2011 and 2010, respectively.

8.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses, including amounts related to discontinued operations, consist of the following expenses incurred by the hotels leased by LHL:

	For the three months ended March 31,
	2011	2010
General and administrative	$12,869	$11,590
Sales and marketing	10,032	9,370
Repairs and maintenance	6,241	5,848
Utilities and insurance	5,569	5,854
Management and incentive fees	3,794	3,294
Franchise fees	1,420	919
Other expenses	306	334

Total other indirect expenses	40,231	37,209
Other indirect expenses from discontinued operations	(288)	(5,150)

Other indirect expenses from continuing operations	$39,943	$32,059

As of March 31, 2011, LHL leases all 35 hotels owned by the Company as follows:

1.	Harborside Hyatt Conference Center & Hotel	19.	Donovan House
2.	Hotel Viking	20.	Le Parc Suite Hotel
3.	Topaz Hotel	21.	Westin Michigan Avenue
4.	Hotel Rouge	22.	Hotel Sax Chicago
5.	Hotel Madera	23.	Alexis Hotel
6.	Hotel Helix	24.	Hotel Solamar
7.	The Liaison Capitol Hill	25.	Gild Hall
8.	Lansdowne Resort	26.	Hotel Amarano Burbank
9.	Hotel George	27.	San Diego Paradise Point Resort and Spa
10.	Indianapolis Marriott Downtown	28.	Le Montrose Suite Hotel
11.	Hilton Alexandria Old Town	39.	Sofitel Washington, DC Lafayette Square
12.	Chaminade Resort and Conference Center	30.	Hotel Monaco San Francisco
13.	Hilton San Diego Gaslamp Quarter	31.	Westin Philadelphia
14.	The Grafton on Sunset	32.	Embassy Suites Philadelphia – Center City
15.	Onyx Hotel	33.	Hotel Roger Williams
16.	Westin Copley Place	34.	Chamberlain West Hollywood
17.	Hotel Deca	35.	Viceroy Santa Monica
18.	The Hilton San Diego Resort and Spa

9.	Income Taxes

Income tax benefit was compromised of the following for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010
LHL’s income tax benefit	$(2,848)	$(2,320)
Operating Partnership’s income tax expense	174	125

Total income tax benefit	(2,674)	(2,195)
Income tax benefit from discontinued operations	150	484

Income tax benefit from continuing operations	$(2,524)	$(1,711)

The components of LHL’s income tax benefit and loss before income tax benefit from continuing operations and discontinued operations for the three months ended March 31, 2011 and 2010 were as follows:

	For the three months ended March 31,
	2011	2010
LHL’s income tax benefit:
Federal
Current	$—	$38
Deferred	(2,653)	(2,063)

State & local
Current	47	53
Deferred	(242)	(348)

Total	$(2,848)	$(2,320)

LHL’s loss before income tax benefit:
From continuing operations	$(7,421)	$(4,720)
From discontinued operations	(372)	(1,306)

Total	$(7,793)	$(6,026)

The Company has estimated LHL’s income tax benefit for the three months ended March 31, 2011 using an estimated combined federal and state statutory tax rate of 40.6%. As of March 31, 2011, the Company had deferred tax assets of $13,549 primarily due to current and past years’ tax net operating losses. These loss carryforwards will generally expire in 2024 through 2031 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to federal loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards.

10.	Earnings per Common Share

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

For the three months ended March 31, 2011 and 2010, diluted weighted average common shares do not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the three months ended March 31, 2011 and 2010, there were 189,453 and 101,933 anti-dilutive stock options and compensation-related shares outstanding, respectively.

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended March 31,
	2011	2010
Numerator:
Net loss attributable to common shareholders before discontinued operations	$(19,066)	$(24,592)
Discontinued operations	(213)	(1,246)

Net loss attributable to common shareholders	(19,279)	(25,838)
Dividends paid on unvested restricted shares	(41)	(5)
Undistributed earnings attributable to unvested restricted shares	0	0

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(19,320)	$(25,843)

Denominator:
Weighted average number of common shares - basic	74,202,756	64,981,780
Effect of dilutive securities:
Stock options and compensation-related shares	0	0

Weighted average number of common shares - diluted	74,202,756	64,981,780

Basic Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.26)	$(0.38)
Discontinued operations	0.00	(0.02)

Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.26)	$(0.40)

Diluted Earnings per Common Share:
Net loss attributable to common shareholders per weighted average common share before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.26)	$(0.38)
Discontinued operations	0.00	(0.02)

Net loss attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$(0.26)	$(0.40)

11.	Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2011	2010

Interest paid, net of capitalized interest	$9,552	$8,765

Interest capitalized	118	3

Income taxes refunded, net of payments	141	335

Distributions payable on common shares	8,350	698

Distributions payable on preferred shares	7,273	6,689

Accrued capital expenditures	3,018	254

Issuance of restricted shares to employees and executives, net	3,275	2,752

Issuance of common shares for board of trustees compensation	166	110

Repurchase of common shares into treasury	2,253	566

In conjunction with the sale of property, the Company disposed of the following assets and liabilities:
Investment in property, net of closing costs	$19,628	$—
Other assets	378	—
Liabilities	(279)	—

Sale of property	$19,727	$—

In conjunction with the acquisition of properties, the Company assumed assets and liabilities as follows:
Investment in properties (after credits at closing)	$(80,017)	$(94,043)
Other assets	(756)	(2,315)
Liabilities	938	2,202

Acquisition of properties	$(79,835)	$(94,156)

12.	Subsequent Events

From April 1, 2011 through April 11, 2011, the Company sold an additional 1,278,181 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement (see Note 6), bringing the total number of shares sold under the 2011 Agreement to 1,436,881. After deducting the Manager’s discounts and commissions, the Company raised additional net proceeds of $34,238, bringing the total net proceeds under the 2011 Agreement to $38,371. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and for general corporate purposes. After considering these additional shares sold, the Company has availability under the 2011 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $211,027.

The Company paid the following common and preferred share dividends subsequent to March 31, 2011:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Payable Date
Common	$0.11	31-Mar-2011	31-Mar-2011	15-Apr-2011
7 1/2% Series D Preferred	$0.47	31-Mar-2011	1-Apr-2011	15-Apr-2011
8% Series E Preferred	$0.50	31-Mar-2011	1-Apr-2011	15-Apr-2011
7 1/4% Series G Preferred	$0.45	31-Mar-2011	1-Apr-2011	15-Apr-2011
7 1/2% Series H Preferred	$0.42	31-Mar-2011	1-Apr-2011	15-Apr-2011

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	the Company’s dependence on third-party managers of its hotels, including its inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	the possible failure of the Company to qualify as a REIT and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated elsewhere in this report.

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

Overview

The Company measures hotel performance by evaluating financial metrics such as room revenue per available room (“RevPAR”), funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company evaluates the hotels in its portfolio and potential acquisitions using these metrics to determine each portfolio hotel’s contribution or acquisition hotel’s potential contribution toward reaching the Company’s goals of providing income to its shareholders through increases in distributable cash flow and increasing long-term total returns to shareholders through appreciation in the value of its common shares. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire hotel properties, but continues to face significant competition for acquisitions that meet its investment criteria.

During the first quarter of 2011, our hotels continued to operate in a generally improving economic environment. The economic indicators that we track, including consumer confidence, corporate profits, unemployment and enplanements, have taken a jagged path, but have shown improvement over the past year. As the economy improved, the U.S. lodging industry also experienced improvement in demand throughout the quarter. The Company’s occupancy increased as a result of the growth in U.S. lodging industry demand, but our hotel operators also grew the average rate of the portfolio as they were able to take more higher-rated business and decrease the amount of discounted business. Our urban hotels performed the best in the first quarter, compared to the same quarter last year, while the performance of our resort and convention hotels also improved.

For the first quarter of 2011, the Company had a net loss attributable to common shareholders of $19.3 million, or $0.26 per diluted share. FFO was $8.5 million, or $0.11 per diluted share, and EBITDA was $23.4 million. RevPAR for the hotel portfolio was $114.68, which was an increase of 7.1% compared to the first quarter of 2010. Average daily rate grew 6.0% and occupancy increased 1.0%. Hotel revenues for properties owned in both periods were 7.1% higher and hotel portfolio EBITDA grew by 20.0%, compared to the first quarter of 2010. The hotel portfolio EBITDA margin was 20.9%, an increase of 225 basis points.

Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income, a GAAP measurement.

Critical Accounting Estimates

Substantially all of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated by the hotel operators to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its quarterly reports on Form 10-Q for filing by the deadline prescribed by the Securities and Exchange Commission. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and revenue and expense estimates for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses, recorded on the Company’s consolidated statements of operations based on an aggregate estimate, are fairly stated.

The Company’s management has discussed the policy of using estimated hotel operating revenues and expenses with the audit committee of its Board of Trustees. The audit committee has reviewed the Company’s disclosure relating to the estimates in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations section.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Industry travel increased in the first quarter of 2011 compared to the same period in 2010. Group demand improved, as corporations held more meetings and sent more of their employees to conventions. Transient demand also increased, which was a reflection of both corporate demand improvement and growth in leisure travel. Industry-wide average rate was higher compared to last year as hotels offered fewer discounts and lower-priced promotions and increased pricing due to the increasing demand. Occupancy at our properties increased 1.0% from the same period last year, while average daily rate (“ADR”) grew by 6.0%. As a result, RevPAR improved by 7.1% in the quarter compared to the first quarter of 2010. Hotel portfolio EBITDA margin was 20.9%, an increase of 225 basis points compared to the first quarter of 2010, due to the increase in revenues and our team and operators’ ability to limit expense growth.

Hotel Operating Revenues

Hotel operating revenues, including room, food and beverage and other operating department revenues, increased $30.6 million from $106.5 million in 2010 to $137.1 million in 2011. This increase is due primarily to the hotel operating revenues generated from the 2011 and 2010 hotel acquisitions, consisting of the 2011 acquisition of Viceroy Santa Monica and the 2010 acquisitions of Sofitel Washington, DC Lafayette Square, Westin Philadelphia, Embassy Suites Philadelphia – Center City, Hotel Monaco San Francisco, Hotel Roger Williams and Chamberlain West Hollywood (collectively, the “2011/2010 Acquisition Properties”). The results of the 2011/2010 Acquisition Properties, which are not comparable year-over-year, contributed $23.0 million to the increase in hotel operating revenues. Additionally, the effects of the economic recovery that began in mid-2010, which resulted in a 7.1% increase in RevPAR across the portfolio attributable to a 6.0% increase in ADR and a 1.0% increase in occupancy, contributed to the remaining increase in hotel operating revenues.

The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the beginning of the economic turnaround in mid-2010:

•	$1.6 million increase from Westin Michigan Avenue;

•	$1.5 million increase from The Liaison Capitol Hill;

•	$1.3 million increase from Indianapolis Marriott Downtown;

•	$1.0 million increase from Hotel Solamar; and

•	$0.8 million increase from Hilton San Diego Gaslamp Quarter.

These increases are partially offset by a decrease of $0.7 million from Westin Copley Place which was under renovation during the 2011 period.

Hotel operating revenues increased a net $2.1 million across 22 additional hotels in the portfolio primarily as a result of the beginning of an economic turnaround, particularly in the Washington, DC and San Diego markets.

Other Income

Other income decreased $0.5 million from $1.7 million in 2010 to $1.2 million in 2011. This decrease is primarily due to lower gains from insurance proceeds recognized in the 2011 period and decreases in retail lease income.

Hotel Operating Expenses

Hotel operating expenses increased $20.9 million from $77.6 million in 2010 to $98.5 million in 2011. This overall increase is primarily due to $15.5 million from the 2011/2010 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of the increased hotel operating revenues and occupancies across the portfolio attributable to the economic recovery.

The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$1.5 million increase from Westin Michigan Avenue;

•	$0.8 million increase from The Liaison Capitol Hill; and

•	$0.6 million increase from Indianapolis Marriott Downtown.

Hotel operating expenses increased a net $2.5 million across 25 additional hotels in the portfolio due primarily to the effects of the increased operating costs associated with higher occupancy, particularly in the Washington, DC and San Diego markets.

Depreciation and Amortization

Depreciation and amortization expense increased $2.1 million from $25.7 million in 2010 to $27.8 million in 2011. The increase is primarily due to $3.8 million from the 2011/2010 Acquisition Properties, which are not comparable year-over-year, partially offset by a net decrease of $1.7 million across the remaining hotels in the portfolio due to a portion of the furniture, fixtures and equipment becoming fully depreciated.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes and insurance expenses increased $0.5 million from $8.0 million in 2010 to $8.5 million in 2011. This increase is primarily due to $1.3 million from the 2011/2010 Acquisition Properties, which are not comparable year-over-year, partially offset by a net decrease of $0.8 million across the remaining hotels in the portfolio resulting from decreased assessed property values or tax rates at certain properties and real estate taxes capitalized as part of renovations. Insurance expense remained flat across the periods.

Ground Rent

Ground rent decreased by approximately $0.1 million from $1.4 million in 2010 to $1.3 million in 2011. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The performance of these hotels was comparable year over year.

General and Administrative

General and administrative expense increased $1.1 million from $3.7 million in 2010 to $4.8 million in 2011 primarily as a result of a $0.6 million charge in 2011 associated with the previously announced departure of the Company’s former Chief Financial Officer as well as higher compensation costs and professional fees.

Acquisition Transaction Costs

Acquisition transaction costs of $0.2 million in 2011 relate to the purchase of Viceroy Santa Monica and $1.5 million in 2010 relate to the purchase of Sofitel Washington, DC Lafayette Square.

Other Expenses

Other expenses decreased $0.5 million from $1.1 million in 2010 to $0.6 million in 2011 primarily due to decreased losses from property damage, which were largely covered by insurance proceeds, and retail lease expenses.

Interest Income

Interest income decreased slightly from 2010 to 2011 with an immaterial amount earned in both periods.

Interest Expense

Interest expense increased $1.0 million from $8.8 million in 2010 to $9.8 million in 2011 due to an increase in the Company’s weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company’s weighted average debt outstanding related to continuing operations increased from $654.1 million in 2010 to $756.7 million in 2011 due primarily to the following borrowings:

•	additional borrowings to purchase the 2011/2010 Acquisition Properties;

•	assumption of the mortgage loan on the Hotel Roger Williams in October 2010; and

•	additional borrowings to finance other capital improvements during 2010 and 2011.

The above borrowings are partially offset by paydowns with proceeds from the following:

•	the March 2010 common share offering;

•	the sale of the Seaview Resort in September 2010;

•	the sale of the Westin City Center Dallas in September 2010;

•	the sale of the interest in the 330 N. Wabash Avenue property held through the Modern Magic Hotel, LLC joint venture in December 2010;

•	the sale of the Sheraton Bloomington Hotel Minneapolis South in January 2011;

•	the issuance of common shares under the Company’s equity distribution agreements during 2010 and 2011; and

•	operating cash flows.

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 5.1% in 2010 to 5.0% in 2011. Capitalized interest increased from an immaterial amount in 2010 to $0.1 million in 2011 primarily due to the renovation project at Westin Copley Place during the 2011 period.

Income Tax Benefit

Income tax benefit from continuing operations and discontinued operations increased $0.5 million from $2.2 million in 2010 to $2.7 million in 2011. This increased income tax benefit is primarily the result of the increase in LHL’s net loss before income tax benefit of $1.8 million from $6.0 million in 2010 to $7.8 million in 2011, which is due primarily to business interruption in 2011 from the renovation project at Westin Copley Place and a charge in 2011 associated with the previously announced departure of the Company’s Chief Financial Officer. For the quarter ended March 31, 2011, LHL’s income tax benefit was calculated using an estimated combined federal and state annual effective tax rate of 40.3%.

Discontinued Operations

Net loss from discontinued operations decreased $1.0 million from $1.2 million in 2010 to $0.2 million in 2011. Net loss from discontinued operations reflects the operating results of the Seaview Resort and Westin City Center Dallas, which were sold in September 2010, and the Sheraton Bloomington Hotel Minneapolis South, which was sold in January 2011.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in loss of consolidated entity represents the outside equity interest in the Modern Magic Hotel, LLC joint venture, which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Distributions to Preferred Shareholders

Distributions to preferred shareholders increased $1.0 million from $6.7 million in 2010 to $7.7 million in 2011 due to distributions on the Series H Preferred Shares, which were issued on January 19, 2011, partially offset by decreased distributions on the Series B Preferred Shares, which were redeemed on March 14, 2011.

Issuance Costs of Redeemed Preferred Shares

Issuance costs of redeemed preferred shares of $0.7 million in 2011 represent the offering costs related to the Series B Preferred shares, which were redeemed on March 14, 2011. The excess of fair value over carrying value (i.e. offering costs) is included in the determination of net loss attributable to common shareholders.

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

FFO and EBITDA do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO and EBITDA are not measures of the Company’s liquidity, nor are FFO and EBITDA indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO and EBITDA may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company’s operating performance.

The following is a reconciliation between net loss attributable to common shareholders and FFO for the three months ended March 31, 2011 and 2010 (in thousands, except share data):

	For the three months ended March 31,
	2011	2010
Net loss attributable to common shareholders	$(19,279)	$(25,838)
Depreciation (1)	27,677	27,250
Amortization of deferred lease costs	82	97
Redeemable noncontrolling interest in consolidated entity	(2)	(28)

FFO	$8,478	$1,481

Weighted average number of common shares and units outstanding:
Basic	74,202,756	64,981,780
Diluted	74,392,209	65,083,713

(1)	Includes amounts from discontinued operations.

The following is a reconciliation between net loss attributable to common shareholders and EBITDA for the three months ended March 31, 2011 and 2010 (in thousands):

	For the three months ended March 31,
	2011	2010
Net loss attributable to common shareholders	$(19,279)	$(25,838)
Interest expense (1)	9,782	8,776
Income tax benefit (1)	(2,674)	(2,195)
Depreciation and amortization (1)	27,808	27,388
Redeemable noncontrolling interest in consolidated entity	(2)	(28)
Distributions to preferred shareholders	7,746	6,689

EBITDA	$23,381	$14,792

(1)	Includes amounts from discontinued operations.

Off-Balance Sheet Arrangements

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of March 31, 2011, the Company held $20.8 million of restricted cash reserves, $11.1 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover required capital expenditures under agreements that do not necessitate that the Company separately reserve cash.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from hotels leased by LHL. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s credit facility, secured financing on one or all of the Company’s 27 unencumbered properties, the sale of one or more properties, equity issuances available under the Company’s shelf registration statement and the issuance of up to $245.7 million of common shares from time to time under the 2011 Agreement (see “Equity Issuances and Redemptions” below), of which $34.7 million was utilized during the period from April 1, 2011 through April 11, 2011.

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

Debt Summary

Debt as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

				Balance Outstanding as of
Debt	Interest Rate		Maturity Date	March 31, 2011	December 31, 2010
Credit facilities
Senior unsecured credit facility	Floating	(a)	April 2012	$76,000	$112,000
LHL unsecured credit facility	Floating	(b)	April 2012	—	8,193

Total borrowings under credit facilities				76,000	120,193

Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating	(c)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating	(c)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
Hotel Solamar	5.49%		December 2013	60,900	60,900
Hotel Deca	6.28%		August 2014	9,591	9,658
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	140,000	140,000
Indianapolis Marriott Downtown	5.99%		July 2016	101,780	101,780
Hotel Roger Williams	6.31%		August 2016	64,000	64,000

Mortgage loans at stated value				645,871	645,938
Unamortized loan premium (d)				253	269

Total mortgage loans				646,124	646,207

Total debt				$764,624	$808,900

(a)

Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2011, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $76,000 was 1.06%. As of December 31, 2010, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $112,000 was 1.07%.

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at March 31, 2011. As of December 31, 2010, the rate, including the applicable margin, for LHL’s outstanding LIBOR borrowings of $8,193 was 1.06%.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2012. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2011 were 0.28% and 0.30% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2010 were 0.28% and 0.38% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which was increased from 1.10% to 2.00% effective February 15, 2011 pursuant to an amendment to the agreement governing the letters of credit.

(d)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $253 as of March 31, 2011 and $269 as of December 31, 2010.

A summary of the Company’s interest expense and weighted average interest rates for borrowings for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	For the three months ended March 31,
	2011	2010
Interest Expense:
Interest incurred	$9,669	8,541
Amortization of deferred financing costs	231	238
Capitalized interest	(118)	(3)

Interest expense	9,782	8,776
Interest expense from discontinued operations	—	(2)

Interest expense from continuing operations	$9,782	8,774

Weighted Average Interest Rates for Borrowings:
Senior unsecured credit facility	1.1%	0.9%

LHL unsecured credit facility	1.1%	0.9%

Massport Bonds	0.3%	0.3%

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

The carrying value and estimated fair value of the Company’s debt as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011	December 31, 2010
Carrying value	$764,624	$808,900

Estimated fair value	$768,171	$807,742

The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

As of March 31, 2011, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450.0 million. The credit facility’s maturity date is April 13, 2012. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2011, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility’s maturity date is April 13, 2012. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of March 31, 2011, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility.

Equity Issuances and Redemptions

On January 19, 2011, the Company issued 2,600,000 7 1/2% Series H Cumulative Redeemable Preferred Shares ($0.01 par value) (“Series H Preferred Shares”) at a price of $25.00 per share and received net proceeds, after costs, of $62.7 million. On February 4, 2011, the underwriters exercised their rights to cover overallotments and purchased 150,000 additional Series H Preferred Shares, resulting in additional net proceeds to the Company of $3.6 million. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

From January 21, 2011 through February 16, 2011, the Company sold 2,619,811 common shares of beneficial interest, par value $0.01 per share, under the equity distribution agreements entered into on April 21, 2010 (the “2010 Agreements”). After deducting the underwriters’ discounts and commissions, the Company raised net proceeds of $72.3 million. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. As of March 31, 2011, the Company had fully utilized the $150.0 million of aggregate offering price authorized under the 2010 Agreements.

On February 11, 2011, the Company provided notice to the holders of its 8 3/8% Series B Cumulative Redeemable Preferred Shares (“Series B Preferred Shares”) of the redemption of those shares. On March 14, 2011, the Company redeemed all 1,100,000 outstanding Series B Preferred Shares for $27.5 million ($25.00 per share) plus accrued distributions through March 14, 2011 of $0.5 million. The fair value of the Series B Preferred Shares exceeded the carrying value of the Series B Preferred Shares by $0.7 million which is included in the determination of net loss attributable to common shareholders for the three months ended March 31, 2011. The $0.7 million represents the offering costs related to the Series B Preferred Shares.

On March 4, 2011, the Company entered into an equity distribution agreement (the “2011 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). Under the terms of the 2011 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest having an aggregate offering price of up to $250.0 million. Through March 31, 2011, the Company sold 158,700 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement, of which 9,406 were issued from treasury. After deducting the Manager’s discounts and commissions and other offering costs, the Company raised net proceeds of $4.1 million. The proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. As of March 31, 2011, the Company had availability under the 2011 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $245.7 million.

From April 1, 2011 through April 11, 2011, the Company sold an additional 1,278,181 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement, bringing the total number of shares sold under the 2011 Agreement to 1,436,881. After deducting the Manager’s discounts and commissions, the Company raised additional net proceeds of $34.2 million, bringing the total net proceeds under the 2011 Agreement to $38.4 million. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and for general corporate purposes. After considering these additional shares sold, the Company has availability under the 2011 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $211.0 million.

Sources and Uses of Cash

As of March 31, 2011, the Company had $11.0 million of cash and cash equivalents and $20.8 million of restricted cash reserves, $11.1 million of which was available for future capital expenditures. Additionally, the Company had $368.1 million available under the senior unsecured credit facility, with $5.9 million reserved for outstanding letters of credit, and $25.0 million available under the LHL credit facility.

Net cash provided by operating activities was $15.0 million for the three months ended March 31, 2011 primarily due to the operations of hotels leased by LHL, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $70.6 million for the three months ended March 31, 2011 primarily due to the purchase of Viceroy Santa Monica, outflows for improvements and additions at the hotels and the net funding of restricted cash reserves, partially offset by proceeds from the sale of Sheraton Bloomington Hotel Minneapolis South.

Net cash provided by financing activities was $53.6 million for the three months ended March 31, 2011 primarily due to borrowings under credit facilities, net proceeds from the common share offerings and net proceeds from the preferred share offering, partially offset by repayments under credit facilities, payment for the redemption of preferred shares, payment of distributions to the common shareholders and payment of distributions to preferred shareholders.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, property acquisitions, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities, borrowings under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 27 unencumbered properties, the sale of one or more properties, equity issuances available under the Company’s shelf registration statement and the issuance of up to $245.7 million of common shares from time to time under the 2011 Agreement, of which $34.7 million was utilized during the period from April 1, 2011 through April 11, 2011. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 27 unencumbered properties, the sale of one or more properties or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 27 unencumbered properties, the sale of one or more properties, estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement and the issuance of up to $245.7 million of common shares from time to time under the 2011 Agreement, of which $34.7 million was utilized during the period from April 1, 2011 through April 11, 2011. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of March 31, 2011 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$804,532	$40,363	$195,637	$279,342	$289,190
Borrowings under credit facilities (2)	76,846	819	76,027	—	—
Rents (3)	270,412	5,987	12,010	12,066	240,349
Massport Bonds (1)	43,374	126	253	253	42,742
Purchase commitments (4)
Purchase orders and letters of commitment	24,315	24,315	—	—	—

Total obligations and commitments	$1,219,479	$71,610	$283,927	$291,661	$572,281

(1)	Amounts include principal and interest.
(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rate as of March 31, 2011. It is assumed that the outstanding debt as of March 31, 2011 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)

As of March 31, 2011, purchase orders and letters of commitment totaling approximately $24.3 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three months ended March 31, 2011 and 2010:

	For the three months ended
	March 31,
	2011	2010	Variance
Occupancy	66.8%	66.1%	1.0%
ADR	$171.68	$161.90	6.0%
RevPAR	$114.68	$107.09	7.1%

The above hotel statistics include adjustments made for presentation of comparable information.

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

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. As of March 31, 2011, $118.5 million of the Company’s aggregate indebtedness (15.5% of total indebtedness) was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.3 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $118.5 million, the balance as of March 31, 2011.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2011. There were no changes to the Company’s internal control over financial reporting during the first quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles of amendment and articles supplementary) (1)

4.1	Form of certificate evidencing the 7.50% Series H Cumulative Redeemable Preferred Shares (3)

10.1	Offer letter to Bruce A. Riggins (2)

10.2	Severance Agreement between Bruce A. Riggins and LaSalle Hotel Properties effective January 24, 2011 (1)

10.3	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101

The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on April 20, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

(1)	Previously filed as an exhibit to the Company’s Form 10-K report filed with the SEC on February 23, 2011 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Form 8-K report filed with the SEC on January 5, 2011 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Form 8-K report filed with the SEC on January 24, 2011 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	April 20, 2011	BY:	/s/ BRUCE A. RIGGINS
Bruce A. Riggins
Executive Vice President
and Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles of amendment and articles supplementary) (1)

4.1	Form of certificate evidencing the 7.50% Series H Cumulative Redeemable Preferred Shares (3)

10.1	Offer letter to Bruce A. Riggins (2)

10.2	Severance Agreement between Bruce A. Riggins and LaSalle Hotel Properties effective January 24, 2011 (1)

10.3	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101

The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on April 20, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

(1)	Previously filed as an exhibit to the Company’s Form 10-K report filed with the SEC on February 23, 2011 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Form 8-K report filed with the SEC on January 5, 2011 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Form 8-K report filed with the SEC on January 24, 2011 and incorporated herein by reference.