Form 10-Q
period 2011-06-30
LaSalle Hotel Properties
filed 2011-07-20
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 20, 2011
Common Shares of Beneficial Interest ($0.01 par value)	85,084,418
7 1/2% Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	6,348,888
7 1/2% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000

PART I. Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$2,286,010	$2,229,362
Property under development	6,076	15,601
Assets held for sale (Note 3)	0	20,000
Cash and cash equivalents	210,392	13,000
Restricted cash reserves (Note 5)	20,697	19,267
Hotel receivables (net of allowance for doubtful accounts of $453 and $1,118, respectively)	34,216	20,074
Deferred financing costs, net	1,183	1,583
Deferred tax assets (Note 9)	8,967	10,654
Prepaid expenses and other assets	25,208	25,504

Total assets	$2,592,749	$2,355,045

Liabilities:
Borrowings under credit facilities (Note 4)	$0	$120,193
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $235 and $269, respectively) (Note 4)	645,771	646,207
Accounts payable and accrued expenses	79,825	73,817
Liabilities of assets held for sale (Note 3)	0	2,380
Advance deposits	15,383	8,601
Accrued interest	2,929	3,073
Distributions payable	16,761	14,725

Total liabilities	803,169	911,496

Redeemable noncontrolling interest in consolidated entity (Note 2)	47	49

Commitments and contingencies (Note 5)

Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value (liquidation preference of $394,222 and $352,972, respectively), 40,000,000 shares authorized; 15,768,888 and 14,118,888 shares issued and outstanding, respectively (Note 6)	158	141
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 85,086,270 shares issued and 85,061,919 shares outstanding, and 73,061,144 shares issued and 73,059,600 shares outstanding, respectively (Note 6)	851	731
Treasury shares, at cost	(642)	(28)
Additional paid-in capital, net of offering costs of $66,143 and $60,938, respectively	2,026,092	1,659,258
Distributions in excess of retained earnings	(236,951)	(216,635)

Total shareholders’ equity	1,789,508	1,443,467

Noncontrolling Interests:
Noncontrolling interests in consolidated entity	25	33

Total equity	1,789,533	1,443,500

Total liabilities and equity	$2,592,749	$2,355,045

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(in thousands, except share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenues:
Hotel operating revenues:
Room	$134,005	$108,002	$222,918	$175,678
Food and beverage	54,203	44,414	92,445	74,424
Other operating department	13,161	11,770	23,118	20,543

Total hotel operating revenues	201,369	164,186	338,481	270,645
Other income	1,181	1,520	2,419	3,225

Total revenues	202,550	165,706	340,900	273,870

Expenses:
Hotel operating expenses:
Room	30,631	24,275	55,973	43,336
Food and beverage	35,746	29,490	64,580	52,195
Other direct	5,466	5,128	9,842	8,944
Other indirect (Note 8)	48,111	38,824	88,054	70,883

Total hotel operating expenses	119,954	97,717	218,449	175,358
Depreciation and amortization	27,999	26,329	55,807	52,075
Real estate taxes, personal property taxes and insurance	8,786	8,383	17,271	16,423
Ground rent (Note 5)	2,033	1,432	3,376	2,835
General and administrative	3,928	3,931	8,734	7,586
Acquisition transaction costs (Note 3)	245	16	421	1,471
Other expenses	502	617	1,081	1,742

Total operating expenses	163,447	138,425	305,139	257,490

Operating income	39,103	27,281	35,761	16,380
Interest income	5	19	14	52
Interest expense	(9,928)	(8,724)	(19,710)	(17,498)

Income (loss) before income tax expense and discontinued operations	29,180	18,576	16,065	(1,066)
Income tax expense (Note 9)	(5,069)	(4,216)	(2,545)	(2,505)

Income (loss) from continuing operations	24,111	14,360	13,520	(3,571)

Discontinued operations (Note 3):
Income (loss) from operations of properties disposed of	44	273	(319)	(1,457)
Income tax (expense) benefit (Note 9)	(18)	55	132	539

Net income (loss) from discontinued operations	26	328	(187)	(918)

Net income (loss)	24,137	14,688	13,333	(4,489)
Redeemable noncontrolling interest in (income) loss of consolidated entity (Note 2)	0	(9)	2	19

Net income (loss) attributable to the Company	24,137	14,679	13,335	(4,470)
Distributions to preferred shareholders	(7,402)	(6,688)	(15,148)	(13,377)
Issuance costs of redeemed preferred shares (Note 6)	0	0	(731)	0

Net income (loss) attributable to common shareholders	$16,735	$7,991	$(2,544)	$(17,847)

Consolidated Statements of Operations - Continued

(in thousands, except share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Earnings per Common Share - Basic:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.20	$0.11	$(0.03)	$(0.25)
Discontinued operations	0.00	0.00	0.00	(0.02)

Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.20	$0.11	$(0.03)	$(0.27)

Earnings per Common Share - Diluted:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.20	$0.11	$(0.03)	$(0.25)
Discontinued operations	0.00	0.00	0.00	(0.02)

Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.20	$0.11	$(0.03)	$(0.27)

Weighted average number of common shares outstanding:
Basic	82,220,410	69,296,793	78,233,731	67,151,207
Diluted	82,372,022	69,398,026	78,233,731	67,151,207

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Equity

(in thousands, except per share data)

(unaudited)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest in Consolidated Entity	Total Equity
Balance, December 31, 2009	$141	$636	$0	$1,469,730	($174,320)	$1,296,187	$48	$1,296,235

Issuance of shares, net of offering costs	0	62	172	108,925	0	109,159	0	109,159
Repurchase of common shares into treasury	0	0	(566)	0	0	(566)	0	(566)
Options exercised	0	0	0	171	0	171	0	171
Deferred compensation, net	0	0	(264)	2,164	17	1,917	0	1,917
Redeemable noncontrolling interest	0	0	0	0	19	19	0	19
Distributions on issued long-term performance-based share awards	0	0	0	0	(46)	(46)	0	(46)
Distributions on common shares ($0.02 per share)	0	0	0	0	(1,399)	(1,399)	0	(1,399)
Distributions on preferred shares	0	0	0	0	(13,377)	(13,377)	(8)	(13,385)
Net loss	0	0	0	0	(4,489)	(4,489)	0	(4,489)

Balance, June 30, 2010	$141	$698	($658)	$1,580,990	($193,595)	$1,387,576	$40	$1,387,616

Balance, December 31, 2010	$141	$731	($28)	$1,659,258	($216,635)	$1,443,467	$33	$1,443,500

Issuance of shares, net of offering costs	28	120	258	393,388	0	393,794	0	393,794
Redemption of preferred shares	(11)	0	0	(26,758)	(731)	(27,500)	0	(27,500)
Repurchase common shares into treasury	0	0	(2,878)	0	0	(2,878)	0	(2,878)
Options exercised	0	0	0	83	0	83	0	83
Deferred compensation, net	0	0	2,006	121	0	2,127	0	2,127
Redeemable noncontrolling interest	0	0	0	0	2	2	0	2
Distributions on issued long-term performance-based share awards	0	0	0	0	(38)	(38)	0	(38)
Distributions on common shares ($0.22 per share)	0	0	0	0	(17,734)	(17,734)	0	(17,734)
Distributions on preferred shares	0	0	0	0	(15,148)	(15,148)	(8)	(15,156)
Net income	0	0	0	0	13,333	13,333	0	13,333

Balance, June 30, 2011	$158	$851	($642)	$2,026,092	($236,951)	$1,789,508	$25	$1,789,533

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$13,333	$(4,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,807	55,326
Amortization of deferred financing costs and mortgage premium	366	423
Deferred compensation	2,127	1,917
Allowance for doubtful accounts	(665)	107
Other	0	(460)
Changes in assets and liabilities:
Restricted cash reserves	(477)	609
Hotel receivables	(13,248)	(15,676)
Deferred tax asset	1,687	1,814
Prepaid expenses and other assets	270	(288)
Accounts payable and accrued expenses	2,979	6,976
Advance deposits	6,684	4,228
Accrued interest	(144)	(325)

Net cash provided by operating activities	68,719	50,162

Cash flows from investing activities:
Improvements and additions to properties	(22,055)	(9,971)
Acquisition of properties	(79,835)	(94,156)
Purchase of office furniture and equipment	(81)	(104)
Restricted cash reserves	(953)	(1,752)
Proceeds from sale of property	19,727	0
Property insurance proceeds	0	1,101

Net cash used in investing activities	(83,197)	(104,882)

Cash flows from financing activities:
Borrowings under credit facilities	164,176	171,402
Repayments under credit facilities	(284,369)	(177,661)
Repayments of mortgage loans	(402)	(12,983)
Distributions to redeemable noncontrolling interest	0	(108)
Purchase of treasury shares	(2,878)	(566)
Proceeds from exercise of stock options	83	171
Proceeds from issuance of preferred shares	68,750	0
Payment of preferred offering costs	(2,380)	0
Proceeds from issuance of common shares	330,814	113,822
Payment of common offering costs	(3,556)	(4,717)
Distributions on issued long-term performance-based share awards	(38)	(46)
Redemption of preferred shares	(27,500)	0
Distributions on preferred shares	(14,443)	(13,385)
Distributions on common shares	(16,387)	(1,334)

Net cash provided by financing activities	211,870	74,595

Net change in cash and cash equivalents	197,392	19,875
Cash and cash equivalents, beginning of period	13,000	8,441

Cash and cash equivalents, end of period	$210,392	$28,316

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Notes to Consolidated Financial Statements

(in thousands, except share data)

(unaudited)

1.	Organization

LaSalle Hotel Properties (the “Company”), a Maryland real estate investment trust (“REIT”), primarily buys, owns, redevelops and leases upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-administered and self-managed REIT as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. The income of LaSalle Hotel Lessee, Inc. (“LHL”), the Company’s wholly owned taxable-REIT subsidiary, is subject to taxation at normal corporate rates.

As of June 30, 2011, the Company owned interests in 35 hotels with over 8,700 guest rooms located in nine states and the District of Columbia. Each hotel is leased to LHL (see Note 8) or a wholly owned subsidiary of LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2012 and December 2015. Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, all of the common units of the Operating Partnership at June 30, 2011.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As of June 30, 2011, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the outside preferred ownership interests in a subsidiary and (ii) the 5.0% interest of the outside partner in the Modern Magic Hotel, LLC joint venture.

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

Investment in hotel properties is net of accumulated depreciation of $653,226 and $597,676 as of June 30, 2011 and December 31, 2010, respectively.

On March 16, 2011, the Company acquired a 100% leasehold interest in the Viceroy Santa Monica, a 162-room urban, full-service hotel located in Santa Monica, CA, for $80,072. The source of the funding for the acquisition was the Company’s senior unsecured credit facility. The property is leased to LHL and Viceroy Hotel Group continues to manage the property. The Company recorded the acquisition at fair value using model-derived valuations, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. The property is subject to a ground lease, determined to be an operating lease, which expires on September 25, 2065 (see Note 5). In connection with this acquisition, the Company incurred acquisition transaction costs of $6 and $182 that were expensed as incurred during the three and six months ended June 30, 2011, respectively, which expenses are included in the accompanying consolidated statements of operations.

On June 6, 2011, the Company announced that it signed a Purchase and Sale Agreement to acquire a 100% interest in the Park Central Hotel, a 934-room upscale, full-service hotel located in New York, NY, for $405,500. The acquisition is subject to various closing requirements and conditions, and is expected to close towards the end of the fourth quarter of 2011. The Company anticipates funding the majority of the purchase price with net proceeds from the April 29, 2011 public offering of common shares of beneficial interest (see Note 6) and property level financing. In connection with this probable acquisition, the Company incurred acquisition transaction costs of $239 that were expensed as incurred during the three and six months ended June 30, 2011, which expenses are included in the accompanying consolidated statements of operations.

In connection with the acquisition of Sofitel Washington, DC Lafayette Square on March 1, 2010, the Company incurred acquisition transaction costs of $16 and $1,471 that were expensed as incurred during the three and six months ended June 30, 2010, respectively, which expenses are included in the accompanying consolidated statements of operations.

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

Adjustments have been made to the unaudited pro forma financial information for the following acquisitions:

Property	Acquisition Date
Sofitel Washington, DC Lafayette Square	March 1, 2010
Hotel Monaco San Francisco	September 1, 2010
Westin Philadelphia	September 1, 2010
Embassy Suites Philadelphia – Center City	September 1, 2010
Hotel Roger Williams	October 6, 2010
Chamberlain West Hollywood	December 6, 2010

The unaudited condensed pro forma financial information for the three and six months ended June 30, 2010 is as follows:

	For the three months ended June 30, 2010	For the six months ended June 30, 2010
	(unaudited)	(unaudited)
Total revenues	$186,691	$314,488
Net income (loss)	$16,024	$(3,957)
Net income (loss) attributable to common shareholders	$9,327	$(17,315)

Earnings per common share - basic	$0.13	$(0.24)
Earnings per common share - diluted	$0.13	$(0.24)

Weighted average number of common shares outstanding:
Basic	72,567,729	72,563,621
Diluted	72,668,962	72,563,621

Discontinued Operations

On January 12, 2011, the Company sold the Sheraton Bloomington Hotel Minneapolis South for $20,000. Since the property was under contract for sale during the fourth quarter of 2010, it was considered held for sale as of December 31, 2010 and the related impairment loss of $3,223 was included in fourth quarter 2010 results. The Company also sold the Seaview Resort and the Westin City Center Dallas on September 1, 2010 and September 30, 2010, respectively. Accordingly, the operating results of each property from the Company’s respective period of ownership are included in discontinued operations for all periods presented, as applicable.

The Company retained responsibility for the repair of the roof at the Seaview Resort. The estimated cost of the project is between $4,000 and $6,000, with the Company’s exposure limited by contract to $5,000. Accordingly, the Company recorded a liability for related costs of $5,000, of which the unpaid balance of $4,643 was included in accounts payable and accrued expenses, and a receivable from the insurance company representing the Company’s estimate of the net recoverable amount of $4,050, which was included in prepaid expenses and other assets, in the accompanying consolidated balance sheets as of December 31, 2010. On March 24, 2011, the Company received insurance proceeds of $4,500, of which $4,050 was applied to the receivable from the insurance company and $450 was recorded as a liability to cover estimated related costs consisting primarily of amounts payable to the insurance adjuster. The unpaid liability balance of $2,170, which represents the Company’s remaining obligation to repair the roof, was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of June 30, 2011. The project is expected to be completed by the end of 2011.

The following is a summary of the results of the properties classified in discontinued operations:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Operating revenues	$45	$16,770	$495	$28,584
Operating expenses	1	16,497	814	30,041

Income (loss) from operations	44	273	(319)	(1,457)
Income tax (expense) benefit	(18)	55	132	539

Net income (loss) from discontinued operations	$26	$328	$(187)	$(918)

4.	Long-Term Debt

Debt Summary

Debt as of June 30, 2011 and December 31, 2010 consisted of the following:

				Balance Outstanding as of
Debt	Interest Rate		Maturity Date	June 30, 2011	December 31, 2010
Credit facilities
Senior unsecured credit facility	Floating	(a)	April 2012	$0	$112,000
LHL unsecured credit facility	Floating	(b)	April 2012	0	8,193

Total borrowings under credit facilities				0	120,193

Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating	(c)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating	(c)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
Hotel Solamar	5.49%		December 2013	60,900	60,900
Hotel Deca	6.28%		August 2014	9,527	9,658
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	139,729	140,000
Indianapolis Marriott Downtown	5.99%		July 2016	101,780	101,780
Hotel Roger Williams	6.31%		August 2016	64,000	64,000

Mortgage loans at stated value				645,536	645,938
Unamortized loan premium (d)				235	269

Total mortgage loans				645,771	646,207

Total debt				$688,271	$808,900

(a)

Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at June 30, 2011. As of December 31, 2010, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $112,000 was 1.07%.

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at June 30, 2011. As of December 31, 2010, the rate, including the applicable margin, for LHL’s outstanding LIBOR borrowings of $8,193 was 1.06%.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2012. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2011 were 0.19% and 0.12% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2010 were 0.28% and 0.38% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which was increased from 1.10% to 2.00% effective February 15, 2011 pursuant to an amendment to the agreement governing the letters of credit.

(d)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $235 as of June 30, 2011 and $269 as of December 31, 2010.

A summary of the Company’s interest expense and weighted average interest rates for borrowings for the three and six months ended June 30, 2011 and 2010 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Interest Expense:
Interest incurred	$9,801	$8,506	$19,470	$17,047
Amortization of deferred financing costs	169	219	400	457
Capitalized interest	(42)	0	(160)	(3)

Interest expense	9,928	8,725	19,710	17,501
Interest expense from discontinued operations	0	(1)	0	(3)

Interest expense from continuing operations	$9,928	$8,724	$19,710	$17,498

Weighted Average Interest Rates for Borrowings:
Senior unsecured credit facility	1.0%	N/A	1.1%	0.9%

LHL unsecured credit facility	1.0%	1.0%	1.1%	0.9%

Massport Bonds	0.2%	0.4%	0.3%	0.3%

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

The carrying value and estimated fair value of the Company’s debt as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Carrying value	$688,271	$808,900

Estimated fair value	$690,963	$807,742

The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

As of June 30, 2011, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450,000. The credit facility’s maturity date is April 13, 2012. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2011, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility.

LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility’s maturity date is April 13, 2012. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2011, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility.

5.	Commitments and Contingencies

Ground, Land and Building, and Air Rights Leases

Six of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar and Viceroy Santa Monica are subject to ground leases under non-cancelable operating leases expiring from March 2026 to December 2102. The ground lease at Harborside Hyatt Conference Center & Hotel expires in 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year. The ground lease at Viceroy Santa Monica is subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $116 for the three and six months ended June 30, 2011, which is included in total ground rent expense below.

Hotel Roger Williams, acquired on October 6, 2010 (see Note 3), is subject to a lease of land and building which expires on December 31, 2044. The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to applicable GAAP guidance. At acquisition, the fair value of the remaining rent payments of $4,892 was recorded as a capital lease obligation. This obligation is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Total ground rent expense for the three and six months ended June 30, 2011 was $2,033 and $3,386, respectively, of which zero and $10, respectively, is related to part of the parking lot at Sheraton Bloomington Hotel Minneapolis South, which is included in discontinued operations for all periods presented. Total ground rent expense for the three and six months ended June 30, 2010 was $1,464 and $2,897, respectively, of which $32 and $62, respectively, is related to part of the parking lot at Sheraton Bloomington Hotel Minneapolis South, which is included in discontinued operations for all periods presented. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds. Future minimum rent payments (without reflecting future applicable Consumer Price Index increases) are as follows:

2011	$2,993
2012	5,996
2013	6,008
2014	6,020
2015	6,032
Thereafter	241,867

$268,916

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment. Certain agreements require that the Company reserve cash. As of June 30, 2011, $11,552 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover required capital expenditures under agreements that do not necessitate that the Company separately reserve cash.

Restricted Cash Reserves

At June 30, 2011, the Company held $20,697 in restricted cash reserves. Included in such amounts are (i) $11,552 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $8,152 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments, and (iii) $993 held by insurance companies on the Company’s behalf to be refunded or applied to future liabilities.

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

On January 1, 2011, the Company issued 16,844 restricted common shares of beneficial interest to the Company’s executives related to 26,796 long-term performance-based share awards, which were granted on December 17, 2007. The remaining 9,952 shares were forfeited based on performance on January 1, 2011 (see Note 7). One-third of the issued restricted shares, or 5,616 shares, vested immediately and the remaining two-thirds of the restricted shares, or 11,228 shares, are scheduled to vest over two years, starting January 1, 2012. These common shares of beneficial interest were issued under the 1998 Share Option and Incentive Plan (“1998 Plan”), which was in place prior to the 2009 Plan.

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

From January 21, 2011 through February 16, 2011, the Company sold 2,619,811 common shares of beneficial interest, par value $0.01 per share, under the equity distribution agreements entered into on April 21, 2010 (the “2010 Agreements”). After deducting the underwriters’ discounts and commissions of $1,220, the Company raised net proceeds of $72,280. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. As of June 30, 2011, the Company had fully utilized the $150,000 of aggregate offering price authorized under the 2010 Agreements.

On February 28, 2011, a member of the Board of Trustees exercised 5,000 options to purchase common shares of beneficial interest. These common shares were issued under the 1998 Plan.

On March 4, 2011, the Company entered into an equity distribution agreement (the “2011 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). Under the terms of the 2011 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest having an aggregate offering price of up to $250,000. From March 24, 2011 through April 11, 2011, the Company sold 1,436,881 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement, of which 9,406 were issued from treasury. After deducting the Manager’s discounts and commissions of $487 and other offering costs, the Company raised net proceeds of $38,319. The proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. As of June 30, 2011, the Company had availability under the 2011 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $211,027.

On April 29, 2011, the Company completed an underwritten public offering of 7,896,612 common shares of beneficial interest, par value $0.01 per share, including 896,612 common shares pursuant to an overallotment option exercise by the underwriters. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of $216,659. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. The Company intends to use the remaining net proceeds to fund a portion of the acquisition of the Park Central Hotel towards the end of the fourth quarter of 2011 (see Note 3).

During the six months ended June 30, 2011, the Company received 105,717 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and 1,058 common shares of beneficial interest related to the forfeiture of restricted shares due to employee resignations.

Common Dividends

The Company paid the following dividends on common shares during the six months ended June 30, 2011:

Dividend per Share	For the Quarter Ended	Record Date	Payable Date
$0.11	31-Dec-2010	31-Dec-2010	15-Jan-2011
$0.11	31-Mar-2011	31-Mar-2011	15-Apr-2011

Treasury Shares

Treasury shares are accounted for under the cost method. During the six months ended June 30, 2011, the Company received 106,775 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested and forfeiture of restricted shares due to employee resignations. During the six months ended June 30, 2011, the Company re-issued 74,562 treasury shares related to the grant of restricted common shares of beneficial interest in January 2011 and 9,406 treasury shares related to the sale of common shares of beneficial interest under the 2011 Agreement in March 2011.

At June 30, 2011, there were 24,351 common shares of beneficial interest in treasury.

Preferred Shares

On January 19, 2011, the Company issued 2,600,000 7 1/2% Series H Cumulative Redeemable Preferred Shares ($0.01 par value) (“Series H Preferred Shares”) at a price of $25.00 per share and received net proceeds, after costs, of $62,738. On February 4, 2011, the underwriters exercised their rights to cover overallotments and purchased 150,000 additional Series H Preferred Shares, resulting in additional net proceeds to the Company of $3,632. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

On February 11, 2011, the Company provided notice to the holders of its 8 3/8% Series B Cumulative Redeemable Preferred Shares (“Series B Preferred Shares”) of the redemption of those shares. On March 14, 2011, the Company redeemed all 1,100,000 outstanding Series B Preferred Shares for $27,500 ($25.00 per share) plus accrued distributions through March 14, 2011 of $473. The fair value of the Series B Preferred Shares exceeded the carrying value of the Series B Preferred Shares by $731 which is included in the determination of net loss attributable to common shareholders for the six months ended June 30, 2011. The $731 represents the offering costs related to the Series B Preferred Shares.

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

The following Preferred Shares were outstanding as of June 30, 2011:

Security Type	Number of Shares
7 1/2% Series D Preferred Shares	3,170,000
8% Series E Preferred Shares	3,500,000
7 1/4% Series G Preferred Shares	6,348,888
7 1/2% Series H Preferred Shares	2,750,000

Preferred Dividends

The Company paid the following dividends on preferred shares during the six months ended June 30, 2011:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Payable Date
8 3/8% Series B	$0.52	31-Dec-2010	1-Jan-2011	15-Jan-2011
7 1/2% Series D	$0.47	31-Dec-2010	1-Jan-2011	15-Jan-2011
8% Series E	$0.50	31-Dec-2010	1-Jan-2011	15-Jan-2011
7 1/4% Series G	$0.45	31-Dec-2010	1-Jan-2011	15-Jan-2011
8 3/8% Series B	$0.43	31-Mar-2011	14-Mar-2011	14-Mar-2011
7 1/2% Series D	$0.47	31-Mar-2011	1-Apr-2011	15-Apr-2011
8% Series E	$0.50	31-Mar-2011	1-Apr-2011	15-Apr-2011
7 1/4% Series G	$0.45	31-Mar-2011	1-Apr-2011	15-Apr-2011
7 1/2% Series H	$0.42	31-Mar-2011	1-Apr-2011	15-Apr-2011

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

7.	Equity Incentive Plan

At the 2009 Annual Meeting of Shareholders held on April 23, 2009, the common shareholders approved the 2009 Plan, under which the Company may issue equity-based awards to officers, employees, non-employee trustees and any other persons providing services to or for the Company and its subsidiaries. The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, performance shares, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019. The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three to five year period, with certain awards vesting over periods of up to nine years. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. There were no unvested stock options outstanding as of June 30, 2011. At June 30, 2011, there were 1,493,182 common shares available for future grant under the 2009 Plan.

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

A summary of the Company’s service condition nonvested shares as of June 30, 2011 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2011	480,919	$24.29
Granted	74,562	27.88
Vested (2)	(261,757)	25.40
Forfeited	(1,058)	22.52

Nonvested at June 30, 2011 (1)	292,666	$24.92

(1)	Amount excludes 7,562 long-term performance-based shares which were earned but nonvested due to a service condition as of June 30, 2011.
(2)	Amount includes accelerated vesting of former Chief Financial Officer’s shares.

As of June 30, 2011 and December 31, 2010, there were $5,990 and $5,444, respectively, of total unrecognized compensation costs related to nonvested share awards. As of June 30, 2011 and December 31, 2010, these costs were expected to be recognized over a weighted–average period of 3.1 and 3.7 years, respectively. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three and six months ended June 30, 2011 was $1,976 and $7,089, respectively, and during the three and six months ended June 30, 2010 was zero and $1,578, respectively. On September 27, 2010, the Company announced the termination of its former Chief Financial Officer no later than February 28, 2011. Pursuant to the terms of the original award agreements, all of his unvested service condition share awards would vest upon termination. Accordingly, the Company accelerated the recognition of previously unrecognized compensation costs on unvested awards over the estimated remaining service period. On January 20, 2011, upon termination of the former Chief Financial Officer, all of his unvested service condition share awards vested with all remaining previously unrecognized compensation costs recognized. The compensation costs (net of forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $566 and $1,466 for the three and six months ended June 30, 2011, respectively, and $576 and $1,254 for the three and six months ended June 30, 2010, respectively.

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

•	The valuation has been performed in a risk-neutral framework.

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
January 24 and 26, 2011 Grants

Target amounts	84.30%	1.05%	N/A	N/A	$40.43	33.40%
NAREIT index	84.30%	1.05%	N/A	1.300	$38.85	33.30%
Peer companies	84.30%	1.05%	N/A	0.898	$41.24	33.30%

A summary of the Company’s long-term performance-based share awards as of June 30, 2011 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2011	201,308	$28.44
Granted (3)	44,845	40.17
Vested (2)(3)	(66,732)	25.23
Forfeited (2)(3)	(25,083)	31.04

Nonvested at June 30, 2011 (1)	154,338	$29.35

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

As of June 30, 2011 and December 31, 2010, there were $2,933 and $2,392, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of June 30, 2011 and December 31, 2010, these costs were expected to be recognized over a weighted–average period of 3.2 years and 2.7 years, respectively. As of June 30, 2011 and December 31, 2010, there were 73,079 and 3,896 long-term performance-based share awards vested, respectively. Additionally, there were 7,562 and 7,792 long-term performance-based awards earned but non-vested due to a service condition as of June 30, 2011 and December 31, 2010, respectively. On September 27, 2010, the Company announced the termination of its former Chief Financial Officer no later than February 28, 2011. Pursuant to the terms of the original award agreements, a portion of his unvested long-term performance-based share awards would vest upon termination. Accordingly, the Company accelerated the recognition of previously unrecognized compensation costs on unvested awards over the estimated remaining service period. On January 20, 2011, upon termination of the former Chief Financial Officer, a portion of his unvested long-term performance-based share awards vested and a portion was forfeited and additional shares were earned for awards valued at over 100% of the target, with all remaining previously unrecognized compensation costs recognized. The compensation costs (net of forfeitures) related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $282 and $661 for the three and six months ended June 30, 2011, respectively, and $324 and $647 for the three and six months ended June 30, 2010, respectively.

8.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses, including amounts related to discontinued operations, consist of the following expenses incurred by the hotels leased by LHL:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
General and administrative	$14,293	$13,242	$27,162	$24,832
Sales and marketing	11,587	11,157	21,619	20,527
Repairs and maintenance	6,734	6,598	12,975	12,446
Utilities and insurance	5,541	5,579	11,110	11,433
Management and incentive fees	7,762	6,793	11,556	10,087
Franchise fees	1,639	1,195	3,059	2,114
Other expenses	555	510	861	844

Total other indirect expenses	48,111	45,074	88,342	82,283
Other indirect expenses from discontinued operations	0	(6,250)	(288)	(11,400)

Other indirect expenses from continuing operations	$48,111	$38,824	$88,054	$70,883

As of June 30, 2011, LHL leases all 35 hotels owned by the Company as follows:

1.	Harborside Hyatt Conference Center & Hotel	19.	Donovan House
2.	Hotel Viking	20.	Le Parc Suite Hotel
3.	Topaz Hotel	21.	Westin Michigan Avenue
4.	Hotel Rouge	22.	Hotel Sax Chicago
5.	Hotel Madera	23.	Alexis Hotel
6.	Hotel Helix	24.	Hotel Solamar
7.	The Liaison Capitol Hill	25.	Gild Hall
8.	Lansdowne Resort	26.	Hotel Amarano Burbank
9.	Hotel George	27.	San Diego Paradise Point Resort and Spa
10.	Indianapolis Marriott Downtown	28.	Le Montrose Suite Hotel
11.	Hilton Alexandria Old Town	39.	Sofitel Washington, DC Lafayette Square
12.	Chaminade Resort and Conference Center	30.	Hotel Monaco San Francisco
13.	Hilton San Diego Gaslamp Quarter	31.	Westin Philadelphia
14.	The Grafton on Sunset	32.	Embassy Suites Philadelphia – Center City
15.	Onyx Hotel	33.	Hotel Roger Williams
16.	Westin Copley Place	34.	Chamberlain West Hollywood
17.	Hotel Deca	35.	Viceroy Santa Monica
18.	The Hilton San Diego Resort and Spa

9.	Income Taxes

Income tax expense was comprised of the following for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
LHL’s income tax expense	$4,791	$4,286	$1,943	$1,966
Operating Partnership’s income tax expense (benefit)	296	(125)	470	0

Total income tax expense	5,087	4,161	2,413	1,966
Income tax (expense) benefit from discontinued operations	(18)	55	132	539

Income tax expense from continuing operations	$5,069	$4,216	$2,545	$2,505

The components of LHL’s income tax expense and income before income tax expense from continuing operations and discontinued operations for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
LHL’s income tax expense:
Federal
Current	$84	$38	$84	$76
Deferred	3,998	3,767	1,345	1,704

State & local
Current	125	23	172	76
Deferred	584	458	342	110

Total	$4,791	$4,286	$1,943	$1,966

LHL’s income before income tax expense:
From continuing operations	$12,204	$11,565	$4,783	$6,845
From discontinued operations	44	(216)	(328)	(1,522)

Total	$12,248	$11,349	$4,455	$5,323

The Company has estimated LHL’s income tax expense for the six months ended June 30, 2011 using an estimated combined federal and state annual effective tax rate of 43.6%. As of June 30, 2011, the Company had deferred tax assets of $8,967 primarily due to past years’ tax net operating losses. These loss carryforwards will generally expire in 2024 through 2028 if not utilized by then. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to federal loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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

For the six months ended June 30, 2011 and 2010, diluted weighted average common shares do not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the six months ended June 30, 2011 and 2010, there were 192,245 and 101,619 anti-dilutive stock options and compensation-related shares outstanding, respectively.

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) attributable to common shareholders before discontinued operations	$16,709	$7,663	$(2,357)	$(16,929)
Discontinued operations	26	328	(187)	(918)

Net income (loss) attributable to common shareholders	16,735	7,991	(2,544)	(17,847)
Dividends paid on unvested restricted shares	(42)	(5)	(83)	(10)
Undistributed earnings attributable to unvested restricted shares	(33)	(52)	0	0

Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$16,660	$7,934	$(2,627)	$(17,857)

Denominator:
Weighted average number of common shares - basic	82,220,410	69,296,793	78,233,731	67,151,207
Effect of dilutive securities:
Stock options and compensation-related shares	151,612	101,233	0	0

Weighted average number of common shares - diluted	82,372,022	69,398,026	78,233,731	67,151,207

Basic Earnings per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.20	$0.11	$(0.03)	$(0.25)
Discontinued operations	0.00	0.00	0.00	(0.02)

Net income (loss) attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$0.20	$0.11	$(0.03)	$(0.27)

Diluted Earnings per Common Share:
Net income (loss) attributable to common shareholders per weighted average common share before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.20	$0.11	$(0.03)	$(0.25)
Discontinued operations	0.00	0.00	0.00	(0.02)

Net income (loss) attributable to common shareholders per weighted average common share excluding amounts attributable to unvested restricted shares	$0.20	$0.11	$(0.03)	$(0.27)

11.	Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2011	2010

Interest paid, net of capitalized interest	$19,454	$17,369

Interest capitalized	160	3

Income taxes paid (refunded), net	375	(110)

Distributions payable on common shares	9,359	698

Distributions payable on preferred shares	7,402	6,688

Accrued capital expenditures	874	635

Issuance of restricted shares to employees and executives, net	3,258	2,770

Issuance of common shares for board of trustees compensation	166	110

Repurchase of common shares into treasury	2,878	566

In conjunction with the sale of property, the Company disposed of the following assets and liabilities:
Investment in property, net of closing costs	$19,628	$0
Other assets	378	0
Liabilities	(279)	0

Sale of property	$19,727	$0

In conjunction with the acquisition of properties, the Company assumed assets and liabilities as follows:
Investment in properties (after credits at closing)	$(80,017)	$(94,043)
Other assets	(756)	(2,315)
Liabilities	938	2,202

Acquisition of properties	$(79,835)	$(94,156)

12.	Subsequent Events

On July 14, 2011, the Company paid into escrow a deposit of $15,000 on the Park Central Hotel (see Note 3), which is nonrefundable unless certain closing conditions are not met, in accordance with the terms of the Purchase and Sale Agreement. The acquisition is expected to close towards the end of the fourth quarter of 2011.

The Company paid the following common and preferred share dividends subsequent to June 30, 2011:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Payable Date
Common	$0.11	30-Jun-2011	30-Jun-2011	15-Jul-2011
7 1/2% Series D Preferred	$0.47	30-Jun-2011	1-Jul-2011	15-Jul-2011
8% Series E Preferred	$0.50	30-Jun-2011	1-Jul-2011	15-Jul-2011
7 1/4% Series G Preferred	$0.45	30-Jun-2011	1-Jul-2011	15-Jul-2011
7 1/2% Series H Preferred	$0.47	30-Jun-2011	1-Jul-2011	15-Jul-2011

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the second quarter of 2011, the hotel industry continued to operate in a favorable economic environment. While two of the economic indicators the Company tracks – unemployment and consumer confidence – have been inconsistent over the past few months, corporate profits and airline enplanements have continued to improve. In this context, US lodging industry demand increased for the quarter and average rate also improved. The Company’s hotel portfolio increased in both occupancy and rate during the second quarter of 2011. The Company’s strongest performing segment during the quarter was resorts, which is showing some signs of recovery after struggling more than the rest of the Company’s portfolio last year. The Company’s urban hotels also performed well, while its convention hotel performance was impacted by a tough year-over-year convention calendar comparison, particularly during the month of April.

For the second quarter of 2011, the Company had net income attributable to common shareholders of $16.7 million, or $0.20 per diluted share. FFO was $44.7 million, or $0.54 per diluted share. EBITDA was $67.2 million. RevPAR for the hotel portfolio was $168.97, which was an increase of 6.3% compared to the second quarter of 2010. Average daily rate (“ADR”) grew 4.6% and occupancy increased by 1.6%. Hotel revenues were 6.3% higher and hotel portfolio EBITDA grew by 12.0%, compared to the second quarter of 2010. The hotel portfolio EBITDA margin was 35.1%, an increase of 180 basis points.

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

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Industry travel showed significant improvement in the second quarter of 2011 compared to the same period in 2010. Industry demand improved substantially during the quarter while industry supply growth was low, which translated to an increase in occupancy. Additionally, industry-wide average rate improved, as operators have gained more confidence in pricing and improved business mix within US hotels. Within the Company’s hotel portfolio, ADR increased 4.6% over the prior year, while occupancy improved by 1.6%, resulting in RevPAR improvement of 6.3% compared to the second quarter of 2010.

Hotel Operating Revenues

Hotel operating revenues including room, food and beverage and other operating department revenues increased $37.2 million from $164.2 million in 2010 to $201.4 million in 2011. This increase is due primarily to the hotel operating revenues generated from the 2011 and 2010 hotel acquisitions which consist of the 2011 acquisition of Viceroy Santa Monica and the 2010 acquisitions of Westin Philadelphia, Embassy Suites Philadelphia – Center City, Hotel Monaco San Francisco, Hotel Roger Williams and Chamberlain West Hollywood (collectively, the “2011/2010 Second Quarter Acquisition Properties”). The 2011/2010 Second Quarter Acquisition Properties exclude the Sofitel Washington, DC Lafayette Square as the hotel was in operations for both periods presented. The results of the 2011/2010 Second Quarter Acquisition Properties, which are not comparable year-over-year, contributed $29.4 million to the increase in hotel operating revenues. Additionally, the effects of the economic recovery that began in mid-2010, which resulted in a 6.3% increase in RevPAR across the portfolio attributable to a 4.6% increase in ADR and a 1.6% increase in occupancy, contributed to the remaining increase in hotel operating revenues.

The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the economic turnaround that began in mid-2010:

•	$2.5 million increase from Westin Michigan Avenue;

•	$1.9 million increase from San Diego Paradise Point Resort and Spa;

•	$0.7 million increase from The Liaison Capitol Hill;

•	$0.6 million increase from Westin Copley Place;

•	$0.5 million increase from Donovan House; and

•	$0.5 million increase from Sofitel Washington, DC Lafayette Square.

These increases are partially offset by a decrease of $2.5 million from Indianapolis Marriott Downtown due primarily to fewer events being held in the city in 2011.

Hotel operating revenues increased a net $3.6 million across 22 additional hotels in the portfolio primarily as a result of the effects of the economic turnaround experienced throughout the portfolio.

Other Income

Other income decreased $0.3 million from $1.5 million in 2010 to $1.2 million in 2011. This decrease is primarily due to lower gains from insurance proceeds recognized in the 2011 period and decreases in retail lease income.

Hotel Operating Expenses

Hotel operating expenses increased $22.3 million from $97.7 million in 2010 to $120.0 million in 2011. This overall increase is primarily due to $16.8 million from the results of the 2011/2010 Second Quarter Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of the increased occupancies across the portfolio attributable to the economic recovery.

The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$2.0 million increase from Westin Michigan Avenue;

•	$1.0 million increase from San Diego Paradise Point Resort and Spa; and

•	$0.7 million increase from Westin Copley Place.

These increases were partially offset by a decrease of $0.8 million from the Indianapolis Marriott Downtown as a result of less business due primarily to fewer events being held in the city in 2011.

Hotel operating expenses increased a net $2.6 million across 25 additional hotels in the portfolio due primarily to the effects of the increased operating costs associated with higher occupancies throughout the portfolio.

Depreciation and Amortization

Depreciation and amortization expense increased $1.7 million from $26.3 million in 2010 to $28.0 million in 2011. The increase is primarily due to $3.8 million from the 2011/2010 Second Quarter Acquisition Properties, which are not comparable year-over-year, partially offset by a net decrease of $2.1 million across the remaining hotels in the portfolio due to a portion of the furniture, fixtures and equipment becoming fully depreciated.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes and insurance expenses increased $0.4 million from $8.4 million in 2010 to $8.8 million in 2011. This increase is primarily due to $1.4 million from the 2011/2010 Second Quarter Acquisition Properties, which are not comparable year-over-year, partially offset by a net decrease in real estate taxes and personal property taxes of $1.0 million across the remaining hotels in the portfolio resulting from decreased assessed property values or tax rates at certain properties and real estate taxes capitalized as part of renovations. Insurance expense remained flat across the periods for the remaining hotels in the portfolio.

Ground Rent

Ground rent increased $0.6 million from $1.4 million in 2010 to $2.0 million in 2011. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. Viceroy Santa Monica, which is not comparable year-over-year, contributed $0.4 million to the increase. The other hotels subject to ground leases contributed a net $0.2 million to the increase due to improved operating results.

General and Administrative

General and administrative expense had no change from 2010 to 2011, with $3.9 million in both periods, as decreased personnel costs were offset by increased professional fees.

Acquisition Transaction Costs

Acquisition transaction costs of $0.2 million in 2011 relate to the anticipated purchase of Park Central Hotel in New York City, which is currently under contract, towards the end of the fourth quarter of 2011. Acquisition transaction costs of an immaterial amount in 2010 relate to the purchase of Sofitel Washington, DC Lafayette Square in March 2010.

Other Expenses

Other expenses decreased $0.1 million from $0.6 million in 2010 to $0.5 million in 2011 primarily due to decreased retail lease expenses and losses from property damage, which were largely covered by insurance proceeds.

Interest Income

Interest income decreased slightly from 2010 to 2011 with an immaterial amount earned in both periods.

Interest Expense

Interest expense increased $1.2 million from $8.7 million in 2010 to $9.9 million in 2011 due to an increase in the Company’s weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company’s weighted average debt outstanding related to continuing operations increased from $629.1 million in 2010 to $714.9 million in 2011 due primarily to the following borrowings:

•	additional borrowings to purchase the 2011/2010 Second Quarter Acquisition Properties;

•	assumption of the mortgage loan on the Hotel Roger Williams in October 2010; and

•	additional borrowings to finance other capital improvements during 2010 and 2011.

The above borrowings are partially offset by paydowns with proceeds from the following:

•	the sale of the Seaview Resort in September 2010;

•	the sale of the Westin City Center Dallas in September 2010;

•	the sale of the interest in the 330 N. Wabash Avenue property held through the Modern Magic Hotel, LLC joint venture in December 2010;

•	the sale of the Sheraton Bloomington Hotel Minneapolis South in January 2011;

•	the January and February 2011 issuance of the Series H Preferred Shares, net of the March 2011 redemption of the Series B Preferred Shares;

•	the April 2011 common share offering;

•	the issuance of common shares under the Company’s equity distribution agreements during 2010 and 2011; and

•	operating cash flows.

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 5.3% in 2010 to 5.2% in 2011. Capitalized interest increased from zero in 2010 to an immaterial amount in 2011 primarily due to the renovation project at Hotel Amarano Burbank during the 2011 period.

Income Tax Expense

Income tax expense from continuing operations and discontinued operations increased $0.9 million from $4.2 million in 2010 to $5.1 million in 2011. This increased income tax expense is primarily the result of the increase in LHL’s net income before income tax expense of $0.9 million from $11.3 million in 2010 to $12.2 million in 2011 due to improved hotel performance and an increase in state and local income taxes on the Operating Partnership and affiliated entities, which are subject to minimum state and local income taxes in applicable jurisdictions. For the quarter ended June 30, 2011, LHL’s income tax expense was calculated using an estimated combined federal and state annual effective tax rate of 43.6%.

Discontinued Operations

Net income from discontinued operations decreased $0.3 million from $0.3 million in 2010 to an immaterial amount in 2011. Net income from discontinued operations reflects the operating results of the Seaview Resort and Westin City Center Dallas, which were sold in September 2010, and the Sheraton Bloomington Hotel Minneapolis South, which was sold in January 2011.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in loss of consolidated entity represents the outside equity interest in the Modern Magic Hotel, LLC joint venture, which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Distributions to Preferred Shareholders

Distributions to preferred shareholders increased $0.7 million from $6.7 million in 2010 to $7.4 million in 2011 due to distributions on the Series H Preferred Shares, which were issued on January 19, 2011, partially offset by decreased distributions on the Series B Preferred Shares, which were redeemed on March 14, 2011.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Industry travel was stronger during the six months ended June 30, 2011 compared to the same period of the prior year. Demand improvements and limited supply growth led to occupancy growth each month of the first half of 2011. Average rate also improved during the same period. With respect to the Company’s hotels, average rate grew by 5.2% during the six months ended June 30, 2011, while occupancy increased 1.4%, which resulted in a RevPAR improvement of 6.6% year-over-year.

Hotel Operating Revenues

Hotel operating revenues including room, food and beverage and other operating department revenues increased $67.9 million from $270.6 million in 2010 to $338.5 million in 2011. This increase is due primarily to the hotel operating revenues generated from the 2011 and 2010 hotel acquisitions, consisting of the 2011 acquisition of Viceroy Santa Monica and the 2010 acquisitions of Sofitel Washington, DC Lafayette Square, Westin Philadelphia, Embassy Suites Philadelphia – Center City, Hotel Monaco San Francisco, Hotel Roger Williams and Chamberlain West Hollywood (collectively, the “2011/2010 Acquisition Properties”). The results of the 2011/2010 Acquisition Properties, which are not comparable year-over-year, contributed $53.0 million to the increase in hotel operating revenues. Additionally, the effects of the economic recovery that began in mid-2010, which resulted in a 6.6% increase in RevPAR across the portfolio, attributable to a 5.2% increase in ADR and a 1.4% increase in occupancy, contributed to the remaining increase in hotel operating revenues.

The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the beginning of the economic turnaround in mid-2010:

•	$4.1 million increase from Westin Michigan Avenue;

•	$2.3 million increase from The Liaison Capitol Hill;

•	$2.3 million increase from San Diego Paradise Point Resort and Spa;

•	$1.0 million increase from Hotel Solamar;

•	$1.0 million increase from Hilton San Diego Gaslamp Quarter; and

•	$0.9 million increase from Donovan House.

These increases are partially offset by a decrease of $1.1 million from Indianapolis Marriott Downtown due primarily to fewer events being held in the city, particularly in the second quarter of 2011.

Hotel operating revenues increased a net $4.4 million across 21 additional hotels in the portfolio primarily as a result of the effects of the economic turnaround experienced throughout the portfolio.

Other Income

Other income decreased $0.8 million from $3.2 million in 2010 to $2.4 million in 2011. This decrease is primarily due to lower gains from insurance proceeds recognized in the 2011 period and decreases in retail lease income.

Hotel Operating Expenses

Hotel operating expenses increased $43.0 million from $175.4 million in 2010 to $218.4 million in 2011. This overall increase is primarily due to $32.6 million from the results of the 2011/2010 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of the increased occupancies across the portfolio attributable to the economic recovery.

The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$3.5 million increase from Westin Michigan Avenue;

•	$1.6 million increase from San Diego Paradise Point Resort and Spa;

•	$1.1 million increase from Westin Copley Place; and

•	$1.0 million increase from The Liaison Capitol Hill.

Hotel operating expenses increased a net $3.2 million across 24 additional hotels in the portfolio due primarily to the effects of the increased operating costs associated with higher occupancies throughout the portfolio.

Depreciation and Amortization

Depreciation and amortization expense increased $3.7 million from $52.1 million in 2010 to $55.8 million in 2011. The increase is primarily due to $7.7 million from the 2011/2010 Acquisition Properties, which are not comparable year-over-year, partially offset by a net decrease of $4.0 million across the remaining hotels in the portfolio due to a portion of the furniture, fixtures and equipment becoming fully depreciated.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes and insurance expenses increased $0.9 million from $16.4 million in 2010 to $17.3 million in 2011. This increase is primarily due to $2.7 million from the 2011/2010 Acquisition Properties, which are not comparable year-over-year, partially offset by a net decrease in real estate taxes and personal property taxes of $1.8 million across the remaining hotels in the portfolio resulting from decreased assessed property values or tax rates at certain properties and real estate taxes capitalized as part of renovations. Insurance expense remained flat across the periods for the remaining hotels in the portfolio.

Ground Rent

Ground rent increased $0.6 million from $2.8 million in 2010 to $3.4 million in 2011. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. Viceroy Santa Monica, which is not comparable year-over-year, contributed $0.4 million to the increase. The other hotels subject to ground leases contributed a net $0.2 million to the increase due to improved operating results.

General and Administrative

General and administrative expense increased $1.1 million from $7.6 million in 2010 to $8.7 million in 2011 primarily as a result of a $0.6 million charge associated with the previously announced departure of the Company’s former Chief Financial Officer as well as higher compensation costs in the first quarter and increased professional fees.

Acquisition Transaction Costs

Acquisition transaction costs of $0.4 million in 2011 consist of $0.2 million related to the purchase of Viceroy Santa Monica in March 2011 and $0.2 million related to the anticipated purchase of Park Central Hotel in New York City, which is currently under contract, towards the end of the fourth quarter of 2011. Acquisition transaction costs of $1.5 million in 2010 relate to the purchase of Sofitel Washington, DC Lafayette Square in March 2010.

Other Expenses

Other expenses decreased $0.6 million from $1.7 million in 2010 to $1.1 million in 2011 primarily due to decreased retail lease expenses and losses from property damage, which were largely covered by insurance proceeds.

Interest Income

Interest income decreased slightly from $0.1 million earned in 2010 to an immaterial amount earned in 2011.

Interest Expense

Interest expense increased $2.2 million from $17.5 million in 2010 to $19.7 million in 2011 due to an increase in the Company’s weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company’s weighted average debt outstanding related to continuing operations increased from $641.5 million in 2010 to $735.7 million in 2011 due primarily to the following borrowings:

•	additional borrowings to purchase the 2011/2010 Acquisition Properties;

•	assumption of the mortgage loan on the Hotel Roger Williams in October 2010; and

•	additional borrowings to finance other capital improvements during 2010 and 2011.

The above borrowings are partially offset by paydowns with proceeds from the following:

•	the March 2010 common share offering;

•	the sale of the Seaview Resort in September 2010;

•	the sale of the Westin City Center Dallas in September 2010;

•	the sale of the interest in the 330 N. Wabash Avenue property held through the Modern Magic Hotel, LLC joint venture in December 2010;

•	the sale of the Sheraton Bloomington Hotel Minneapolis South in January 2011;

•	the January and February 2011 issuance of the Series H Preferred Shares, net of the March 2011 redemption of the Series B Preferred Shares;

•	the April 2011 common share offering;

•	the issuance of common shares under the Company’s equity distribution agreements during 2010 and 2011; and

•	operating cash flows.

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 5.2% in 2010 to 5.1% in 2011. Capitalized interest increased from an immaterial amount in 2010 to $0.2 million in 2011 primarily due to the renovation projects at Westin Copley Place and Hotel Amarano Burbank during the 2011 period.

Income Tax Expense

Income tax expense from continuing operations and discontinued operations increased $0.4 million from $2.0 million in 2010 to $2.4 million in 2011. This increased income tax expense is primarily the result of an increase in state and local income taxes on the Operating Partnership and affiliated entities, which are subject to minimum state and local income taxes in applicable jurisdictions. This increase is slightly offset by a decrease in LHL’s net income before income tax expense of $0.8 million from $5.3 million in 2010 to $4.5 million in 2011, which is due primarily to business displacement in 2011 from the renovation project at Westin Copley Place and a charge in 2011 associated with the previously announced departure of the Company’s Chief Financial Officer. For the six months ended June 30, 2011, LHL’s income tax expense was calculated using an estimated combined federal and state annual effective tax rate of 43.6%.

Discontinued Operations

Net loss from discontinued operations decreased $0.7 million from $0.9 million in 2010 to $0.2 million in 2011. Net loss from discontinued operations reflects the operating results of the Seaview Resort and Westin City Center Dallas, which were sold in September 2010, and the Sheraton Bloomington Hotel Minneapolis South, which was sold in January 2011.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in loss of consolidated entity represents the outside equity interest in the Modern Magic Hotel, LLC joint venture, which is included in the consolidated financial statements of the Company since the Company holds a controlling interest.

Distributions to Preferred Shareholders

Distributions to preferred shareholders increased $1.7 million from $13.4 million in 2010 to $15.1 million in 2011 due to distributions on the Series H Preferred Shares, which were issued on January 19, 2011, partially offset by decreased distributions on the Series B Preferred Shares, which were redeemed on March 14, 2011.

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

The following is a reconciliation between net income (loss) attributable to common shareholders and FFO for the three and six months ended June 30, 2011 and 2010 (in thousands, except share data):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shareholders	$16,735	$7,991	$(2,544)	$(17,847)
Depreciation (1)	27,873	27,800	55,550	55,050
Amortization of deferred lease costs	74	95	156	192
Redeemable noncontrolling interest in consolidated entity	0	9	(2)	(19)

FFO	$44,682	$35,895	$53,160	$37,376

Weighted average number of common shares and units outstanding:
Basic	82,220,410	69,296,793	78,233,731	67,151,207
Diluted	82,372,022	69,398,026	78,425,976	67,252,826

(1)	Includes amounts from discontinued operations.

The following is a reconciliation between net income (loss) attributable to common shareholders and EBITDA for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shareholders	$16,735	$7,991	$(2,544)	$(17,847)
Interest expense (1)	9,928	8,725	19,710	17,501
Income tax expense (1)	5,087	4,161	2,413	1,966
Depreciation and amortization (1)	27,999	27,938	55,807	55,326
Redeemable noncontrolling interest in consolidated entity	0	9	(2)	(19)
Distributions to preferred shareholders	7,402	6,688	15,148	13,377

EBITDA	$67,151	$55,512	$90,532	$70,304

(1)	Includes amounts from discontinued operations.

Off-Balance Sheet Arrangements

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of June 30, 2011, the Company held $20.7 million of restricted cash reserves, $11.6 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover required capital expenditures under agreements that do not necessitate that the Company separately reserve cash.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from hotels leased by LHL. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s credit facility, secured financing on one or all of the Company’s 27 unencumbered properties, the sale of one or more properties, equity issuances available under the Company’s shelf registration statement and the issuance of up to $211.0 million of common shares from time to time under the 2011 Agreement (see “Equity Issuances and Redemptions” below).

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

Debt Summary

Debt as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

				Balance Outstanding as of
Debt	Interest Rate		Maturity Date	June 30, 2011	December 31, 2010
Credit facilities
Senior unsecured credit facility	Floating	(a)	April 2012	$0	$112,000
LHL unsecured credit facility	Floating	(b)	April 2012	0	8,193

Total borrowings under credit facilities				0	120,193

Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating	(c)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating	(c)	March 2018	37,100	37,100

Total bonds payable				42,500	42,500

Mortgage loans
Hilton San Diego Gaslamp Quarter	5.35%		June 2012	59,600	59,600
Hotel Solamar	5.49%		December 2013	60,900	60,900
Hotel Deca	6.28%		August 2014	9,527	9,658
Westin Copley Place	5.28%		August 2015	210,000	210,000
Westin Michigan Avenue	5.75%		April 2016	139,729	140,000
Indianapolis Marriott Downtown	5.99%		July 2016	101,780	101,780
Hotel Roger Williams	6.31%		August 2016	64,000	64,000

Mortgage loans at stated value				645,536	645,938
Unamortized loan premium (d)				235	269

Total mortgage loans				645,771	646,207

Total debt				$688,271	$808,900

(a)

Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at June 30, 2011. As of December 31, 2010, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $112,000 was 1.07%.

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at June 30, 2011. As of December 31, 2010, the rate, including the applicable margin, for LHL’s outstanding LIBOR borrowings of $8,193 was 1.06%.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2012. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2011 were 0.19% and 0.12% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2010 were 0.28% and 0.38% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which was increased from 1.10% to 2.00% effective February 15, 2011 pursuant to an amendment to the agreement governing the letters of credit.

(d)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $235 as of June 30, 2011 and $269 as of December 31, 2010.

A summary of the Company’s interest expense and weighted average interest rates for borrowings for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Interest Expense:
Interest incurred	$9,801	$8,506	$19,470	$17,047
Amortization of deferred financing costs	169	219	400	457
Capitalized interest	(42)	0	(160)	(3)

Interest expense	9,928	8,725	19,710	17,501
Interest expense from discontinued operations	0	(1)	0	(3)

Interest expense from continuing operations	$9,928	$8,724	$19,710	$17,498

Weighted Average Interest Rates for Borrowings:
Senior unsecured credit facility	1.0%	N/A	1.1%	0.9%

LHL unsecured credit facility	1.0%	1.0%	1.1%	0.9%

Massport Bonds	0.2%	0.4%	0.3%	0.3%

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

The carrying value and estimated fair value of the Company’s debt as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011	December 31, 2010
Carrying value	$688,271	$808,900

Estimated fair value	$690,963	$807,742

The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

As of June 30, 2011, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

Credit Facilities

The Company has a senior unsecured credit facility from a syndicate of banks that provides for a maximum borrowing of up to $450.0 million. The credit facility’s maturity date is April 13, 2012. The senior unsecured credit facility contains certain financial covenants relating to debt service coverage, net worth and total funded indebtedness. It also contains financial covenants that, assuming no defaults, allow the Company to make shareholder distributions. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2011, the Company was in compliance with all debt covenants and was not otherwise in default under the credit facility. Additionally, the Company is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the senior unsecured credit facility.

LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The credit facility’s maturity date is April 13, 2012. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an “Adjusted Base Rate” plus an applicable margin. As of June 30, 2011, LHL was in compliance with all debt covenants and was not otherwise in default under the credit facility. Additionally, LHL is required to pay a variable unused commitment fee determined from a ratings or leverage based pricing matrix, currently set at 0.125% of the unused portion of the LHL credit facility.

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

From January 21, 2011 through February 16, 2011, the Company sold 2,619,811 common shares of beneficial interest, par value $0.01 per share, under the equity distribution agreements entered into on April 21, 2010 (the “2010 Agreements”). After deducting the underwriters’ discounts and commissions of $1.2 million, the Company raised net proceeds of $72.3 million. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. As of June 30, 2011, the Company had fully utilized the $150.0 million of aggregate offering price authorized under the 2010 Agreements.

On February 11, 2011, the Company provided notice to the holders of its 8 3/8% Series B Cumulative Redeemable Preferred Shares (“Series B Preferred Shares”) of the redemption of those shares. On March 14, 2011, the Company redeemed all 1,100,000 outstanding Series B Preferred Shares for $27.5 million ($25.00 per share) plus accrued distributions through March 14, 2011 of $0.5 million. The fair value of the Series B Preferred Shares exceeded the carrying value of the Series B Preferred Shares by $0.7 million which is included in the determination of net loss attributable to common shareholders for the six months ended June 30, 2011. The $0.7 million represents the offering costs related to the Series B Preferred Shares.

On March 4, 2011, the Company entered into an equity distribution agreement (the “2011 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). Under the terms of the 2011 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest having an aggregate offering price of up to $250.0 million. From March 24, 2011 through April 11, 2011, the Company sold 1,436,881 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement, of which 9,406 were issued from treasury. After deducting the Manager’s discounts and commissions of $0.5 million and other offering costs, the Company raised net proceeds of $38.3 million. The proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. As of June 30, 2011, the Company had availability under the 2011 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $211.0 million.

On April 29, 2011, the Company completed an underwritten public offering of 7,896,612 common shares of beneficial interest, par value $0.01 per share, including 896,612 common shares pursuant to an overallotment option exercise by the underwriters. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of $216.7 million. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. The Company intends to use the remaining net proceeds to fund a portion of the acquisition of the Park Central Hotel towards the end of the fourth quarter of 2011.

Sources and Uses of Cash

As of June 30, 2011, the Company had $210.4 million of cash and cash equivalents and $20.7 million of restricted cash reserves, $11.6 million of which was available for future capital expenditures. Additionally, the Company had $446.5 million available under the senior unsecured credit facility, with $3.5 million reserved for outstanding letters of credit, and $25.0 million available under the LHL credit facility.

Net cash provided by operating activities was $68.7 million for the six months ended June 30, 2011 primarily due to the operations of hotels leased by LHL, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $83.2 million for the six months ended June 30, 2011 primarily due to the purchase of Viceroy Santa Monica, outflows for improvements and additions at the hotels and the net funding of restricted cash reserves, partially offset by proceeds from the sale of Sheraton Bloomington Hotel Minneapolis South.

Net cash provided by financing activities was $211.9 million for the six months ended June 30, 2011 primarily due to borrowings under credit facilities, net proceeds from the common share offerings and net proceeds from the preferred share offering, partially offset by repayments under credit facilities, payment for the redemption of preferred shares, payment of distributions to the common shareholders and payment of distributions to preferred shareholders.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, property acquisitions, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with cash flows provided by operating activities, borrowings under the senior unsecured credit facility or LHL’s credit facility, secured financing on any of the Company’s 27 unencumbered properties, potential property sales, equity issuances available under the Company’s shelf registration statement and the issuance of up to $211.0 million of common shares from time to time under the 2011 Agreement. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on one or all of the Company’s 27 unencumbered properties, the sale of one or more properties or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on any of the Company’s 27 unencumbered properties, potential property sales, estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement and the issuance of up to $211.0 million of common shares from time to time under the 2011 Agreement. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.

Contractual Obligations

The following is a summary of the company’s obligations and commitments as of June 30, 2011 (in thousands):

		Amount of Commitment Expiration Per Period
Obligations and Commitments	Total Amounts Committed	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$794,895	$100,781	$134,187	$405,203	$154,724
Borrowings under credit facilities (2)	0	0	0	0	0
Rents (3)	268,916	5,990	12,015	12,080	238,831
Massport Bonds (1)	42,866	55	110	110	42,591
Purchase commitments (4)
Purchase orders and letters of commitment	20,444	20,444	0	0	0

Total obligations and commitments	$1,127,121	$127,270	$146,312	$417,393	$436,146

(1)	Amounts include principal and interest.
(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rate as of June 30, 2011. It is assumed that the outstanding debt as of June 30, 2011 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)

As of June 30, 2011, purchase orders and letters of commitment totaling approximately $20.4 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,			For the six months ended June 30,
	2011	2010	Variance	2011	2010	Variance
Occupancy	83.4%	82.1%	1.6%	75.2%	74.2%	1.4%
ADR	$202.52	$193.69	4.6%	$189.04	$179.74	5.2%
RevPAR	$168.97	$158.99	6.3%	$142.23	$133.43	6.6%

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

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. As of June 30, 2011, $42.5 million of the Company’s aggregate indebtedness (6.2% of total indebtedness) was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.1 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $42.5 million, the balance as of June 30, 2011.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2011. There were no changes to the Company’s internal control over financial reporting during the second quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Purchase and Sale Agreement, dated June 3, 2011, by and among LaSalle Hotel Operating Partnership, L.P., Park Central Hotel (DE) LLC, PCH TIC Owner LLC and PCH Operating Lessee Owner Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101

The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on July 20, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	July 20, 2011	BY:	/s/ BRUCE A. RIGGINS
Bruce A. Riggins
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Purchase and Sale Agreement, dated June 3, 2011, by and among LaSalle Hotel Operating Partnership, L.P., Park Central Hotel (DE) LLC, PCH TIC Owner LLC and PCH Operating Lessee Owner Corp.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101

The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on July 20, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements