Form 10-Q
period 2012-03-31
LaSalle Hotel Properties
filed 2012-04-18
CIK 1053532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 18, 2012
Common Shares of Beneficial Interest ($0.01 par value)	85,636,189
7 1/2% Series D Cumulative Redeemable Preferred Shares ($0.01 par value)	3,170,000
8% Series E Cumulative Redeemable Preferred Shares ($0.01 par value)	3,500,000
7 1/4% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	6,348,888
7 1/2% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$2,848,538	$2,712,174
Property under development	14,137	21,346
Cash and cash equivalents	11,995	20,225
Restricted cash reserves (Note 5)	15,871	16,969
Hotel receivables (net of allowance for doubtful accounts of $327 and $321, respectively)	28,430	23,760
Deferred financing costs, net	5,862	6,235
Deferred tax assets (Note 9)	8,636	5,250
Prepaid expenses and other assets	30,720	27,316

Total assets	$2,964,189	$2,833,275

Liabilities:
Borrowings under credit facilities (Note 4)	$428,000	$265,000
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $177 and $195, respectively) (Note 4)	583,027	643,897
Accounts payable and accrued expenses	83,178	78,407
Advance deposits	15,006	12,085
Accrued interest	3,276	3,492
Distributions payable	16,854	16,651

Total liabilities	1,171,841	1,062,032

Commitments and contingencies (Note 5)

Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value (liquidation preference of $394,222), 40,000,000 shares authorized; 15,768,888 shares issued and outstanding (Note 6)	158	158
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 85,636,189 shares issued and outstanding, and 85,176,506 shares issued and 83,786,932 shares outstanding, respectively (Note 6)	856	851
Treasury shares, at cost (Note 6)	0	(24,543)
Additional paid-in capital, net of offering costs of $66,811 and $66,146, respectively	2,051,330	2,029,145
Distributions in excess of retained earnings	(265,603)	(239,998)

Total shareholders’ equity	1,786,741	1,765,613

Noncontrolling Interests:
Noncontrolling interests in consolidated entity	17	17
Noncontrolling interests of common units in Operating Partnership (Notes 2 and 6)	5,590	5,613

Total noncontrolling interests	5,607	5,630

Total equity	1,792,348	1,771,243

Total liabilities and equity	$2,964,189	$2,833,275

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations

(in thousands, except share data)

(unaudited)

	084,499,856	084,499,856
	For the three months ended March 31,
	2012	2011
Revenues:
Hotel operating revenues:
Room	$114,692	$88,913
Food and beverage	44,615	38,242
Other operating department	11,856	9,957

Total hotel operating revenues	171,163	137,112
Other income	1,156	1,238

Total revenues	172,319	138,350

Expenses:
Hotel operating expenses:
Room	33,853	25,342
Food and beverage	34,262	28,834
Other direct	4,626	4,376
Other indirect (Note 8)	48,041	39,943

Total hotel operating expenses	120,782	98,495
Depreciation and amortization	30,152	27,808
Real estate taxes, personal property taxes and insurance	10,811	8,485
Ground rent (Note 5)	1,776	1,343
General and administrative	4,614	4,806
Acquisition transaction costs (Note 3)	3,594	176
Other expenses	551	579

Total operating expenses	172,280	141,692

Operating income (loss)	39	(3,342)
Interest income	10	9
Interest expense	(11,778)	(9,782)

Loss before income tax benefit and discontinued operations	(11,729)	(13,115)
Income tax benefit (Note 9)	2,992	2,524

Loss from continuing operations	(8,737)	(10,591)

Discontinued operations (Note 3):
Loss from operations of property disposed of	0	(363)
Income tax benefit (Note 9)	0	150

Net loss from discontinued operations	0	(213)

Net loss	(8,737)	(10,804)

Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity (Note 2)	0	2
Noncontrolling interests of common units in Operating Partnership (Notes 2 and 6)	22	0

Net loss attributable to noncontrolling interests	22	2

Net loss attributable to the Company	(8,715)	(10,802)
Distributions to preferred shareholders	(7,402)	(7,746)
Issuance costs of redeemed preferred shares (Note 6)	0	(731)

Net loss attributable to common shareholders	$(16,117)	$(19,279)

LASALLE HOTEL PROPERTIES

Consolidated Statements of Operations - Continued

(in thousands, except share data)

(unaudited)

	084,499,856	084,499,856
	For the three months ended March 31,
	2012	2011
Earnings per Common Share - Basic:
Net loss attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.19)	$(0.26)
Discontinued operations	0.00	0.00

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.19)	$(0.26)

Earnings per Common Share - Diluted:
Net loss attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.19)	$(0.26)
Discontinued operations	0.00	0.00

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.19)	$(0.26)

Weighted average number of common shares outstanding:
Basic	84,499,856	74,202,756
Diluted	84,499,856	74,202,756

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Equity

(in thousands, except per share/unit data)

(unaudited)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest in Consolidated Entity	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$141	$731	($28)	$1,659,258	($216,635)	$1,443,467	$33	$0	$33	1,443,500

Issuance of shares, net of offering costs	28	28	258	142,636	0	142,950	0	0	0	142,950
Redemption of preferred shares	(11)	0	0	(26,758)	(731)	(27,500)	0	0	0	(27,500)
Repurchase of common shares into treasury	0	0	(2,253)	0	0	(2,253)	0	0	0	(2,253)
Options exercised	0	0	0	83	0	83	0	0	0	83
Deferred compensation, net	0	0	2,023	(744)	0	1,279	0	0	0	1,279
Redeemable noncontrolling interest	0	0	0	0	2	2	0	0	0	2
Distributions on issued long-term performance-based share awards	0	0	0	0	(38)	(38)	0	0	0	(38)
Distributions on common shares ($0.11 per share)	0	0	0	0	(8,362)	(8,362)	0	0	0	(8,362)
Distributions on preferred shares	0	0	0	0	(7,746)	(7,746)	0	0	0	(7,746)
Net loss	0	0	0	0	(10,804)	(10,804)	0	0	0	(10,804)

Balance, March 31, 2011	$158	$759	$0	$1,774,475	($244,314)	$1,531,078	$33	$0	$33	$1,531,111

Balance, December 31, 2011	$158	$851	($24,543)	$2,029,145	($239,998)	$1,765,613	$17	$5,613	$5,630	$1,771,243

Issuance of shares, net of offering costs	0	5	22,847	24,133	0	46,985	0	0	0	46,985
Repurchase of common shares into treasury	0	0	(738)	0	0	(738)	0	0	0	(738)
Options exercised	0	0	0	74	0	74	0	0	0	74
Adjustments to issuance of units	0	0	0	0	0	0	0	(746)	(746)	(746)
Deferred compensation, net	0	0	2,434	(1,244)	0	1,190	0	0	0	1,190
Adjustments to noncontrolling interests	0	0	0	(778)	0	(778)	0	778	778	0
Distributions on issued long-term performance-based share awards	0	0	0	0	(56)	(56)	0	0	0	(56)
Distributions on common shares/units ($0.11 per share/unit)	0	0	0	0	(9,432)	(9,432)	0	(33)	(33)	(9,465)
Distributions on preferred shares	0	0	0	0	(7,402)	(7,402)	0	0	0	(7,402)
Net loss	0	0	0	0	(8,715)	(8,715)	0	(22)	(22)	(8,737)

Balance, March 31, 2012	$158	$856	$0	$2,051,330	($265,603)	$1,786,741	$17	$5,590	$5,607	$1,792,348

The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,737)	$(10,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,152	27,808
Amortization of deferred financing costs and mortgage premium	378	215
Deferred compensation	1,190	1,279
Allowance for doubtful accounts	6	(410)
Changes in assets and liabilities:
Restricted cash reserves	(375)	(1,045)
Hotel receivables	(4,412)	(3,319)
Deferred tax assets	(3,386)	(2,895)
Prepaid expenses and other assets	(3,194)	977
Accounts payable and accrued expenses	5,094	(903)
Advance deposits	2,711	4,053
Accrued interest	(216)	(1)

Net cash provided by operating activities	19,211	14,955

Cash flows from investing activities:
Improvements and additions to properties	(16,981)	(9,847)
Acquisition of properties	(142,944)	(79,835)
Purchase of office furniture and equipment	(49)	(77)
Restricted cash reserves	1,473	(530)
Proceeds from sale of property	0	19,727

Net cash used in investing activities	(158,501)	(70,562)

Cash flows from financing activities:
Borrowings under credit facilities	231,357	153,169
Repayments under credit facilities	(68,357)	(197,362)
Repayments of mortgage loans	(60,852)	(67)
Payment of deferred financing costs	(283)	0
Purchase of treasury shares	(738)	(2,253)
Proceeds from exercise of stock options	74	83
Proceeds from issuance of preferred shares	0	68,750
Payment of preferred offering costs	0	(2,379)
Proceeds from issuance of common shares	47,155	77,802
Payment of common offering costs	(589)	(1,389)
Distributions on issued long-term performance-based share awards	(56)	(38)
Redemption of preferred shares	0	(27,500)
Distributions on preferred shares	(7,402)	(7,162)
Distributions on common shares/units	(9,249)	(8,036)

Net cash provided by financing activities	131,060	53,618

Net change in cash and cash equivalents	(8,230)	(1,989)
Cash and cash equivalents, beginning of period	20,225	13,000

Cash and cash equivalents, end of period	$11,995	$11,011

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

As of March 31, 2012, the Company owned interests in 38 hotels with approximately 10,200 guest rooms located in nine states and the District of Columbia. Each hotel is leased to LHL (see Note 8) or a wholly owned subsidiary of LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2012 and December 2015. Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement.

Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units in the Operating Partnership at March 31, 2012. The remaining 0.3% is held by limited partners who held 296,300 common units in the Operating Partnership at March 31, 2012. See Note 6 for additional disclosures on common units in the Operating Partnership.

2.	Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Share-Based Compensation

From time to time, the Company awards nonvested shares under the 2009 Equity Incentive Plan (“2009 Plan”), which has seven years remaining, as compensation to officers, employees and non-employee trustees (see Note 7). The shares issued to officers and employees vest over three to nine years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.

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

However, the Company’s securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

As of March 31, 2012, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the outside preferred ownership interests in a subsidiary and (ii) the common units in the Operating Partnership held by third parties.

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

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations whose inputs are observable.

Level 3 – Model-derived valuations with unobservable inputs.

As required by the guidance, the Company classifies assets and liabilities based on the lowest level of input that is significant to the fair value measurement.

3.	Investment in Hotel Properties

Investment in hotel properties is net of accumulated depreciation of $738,448 and $708,436 as of March 31, 2012 and December 31, 2011, respectively.

On March 8, 2012, the Company acquired a 100% fee simple interest in the Hotel Palomar, Washington, DC, a 335-room urban, full-service hotel located in Washington, DC, for $143,839. The sources of the funding for the acquisition were proceeds from prior issuances of common shares of beneficial interest under the 2011 Agreement (see Note 6) and borrowings under the Company’s senior unsecured credit facility. The property is leased to LHL and Kimpton Hotel & Restaurant Group, L.L.C. manages the property. The Company recorded the acquisition at fair value using model-derived valuations, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. In connection with this acquisition, the Company incurred acquisition transaction costs of $3,594 that were expensed as incurred during the three months ended March 31, 2012, which expenses are included in the accompanying consolidated statements of operations.

During the first quarter of 2012, the Company finalized its allocation of the purchase price of Park Central Hotel, which was acquired on December 29, 2011, upon receiving certain valuation-related information. The final determination resulted in a decrease of $746 to investment in hotel properties and noncontrolling interests of common units in Operating Partnership.

In connection with the acquisition of Viceroy Santa Monica on March 16, 2011, the Company incurred acquisition transaction costs of $176 that were expensed as incurred during the three months ended March 31, 2011, which expenses are included in the accompanying consolidated statements of operations.

Condensed Pro Forma Financial Information

The results of operations of acquired properties are included in the consolidated statements of operations beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the following 2011 acquisitions had been consummated prior to January 1, 2010, the beginning of the reporting period prior to acquisition. In addition, for purposes of the unaudited condensed pro forma financial information only, the January 21, 2011 through February 16, 2011 issuance of 2,619,811 common shares of beneficial interest, the March 24, 2011 through April 11, 2011 issuance of 1,436,881 common shares of beneficial interest, the April 29, 2011 issuance of 7,896,612 common shares of beneficial interest and the July 7, 2011 issuance of 8,016 common shares of beneficial interest are presented as if the issuances had occurred as of January 1, 2011. No adjustments have been made to the unaudited condensed pro forma financial information presented below for the March 8, 2012 acquisition of Hotel Palomar, Washington, DC, as the acquisition was not significant to the Company’s consolidated financial statements, or the 2011 preferred share issuance and redemption, the 2011 common share repurchases or the 2012 common share issuances, since those transactions have no relation to the 2011 acquisitions. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the acquisitions been consummated on January 1, 2010, nor does it purport to represent the results of operations for future periods. The unaudited condensed pro forma financial information has not been adjusted for property sales.

Adjustments have been made to the unaudited pro forma financial information for the following acquisitions:

Property	Acquisition Date
Viceroy Santa Monica	March 16, 2011
Villa Florence	October 5, 2011
Park Central Hotel	December 29, 2011

The unaudited condensed pro forma financial information for the three months ended March 31, 2011 is as follows:

For the three months ended March 31, 2011
(unaudited)
Total revenues	$159,863
Net loss	$(12,087)
Net loss attributable to common shareholders	$(20,562)

Earnings per common share - basic	$(0.24)
Earnings per common share - diluted	$(0.24)

Weighted average number of common shares outstanding:
Basic	84,690,538
Diluted	84,690,538

Discontinued Operations

On January 12, 2011, the Company sold the Sheraton Bloomington Hotel Minneapolis South for $20,000. Since the property was under contract for sale during the fourth quarter of 2010, it was considered held for sale as of December 31, 2010 and the related impairment loss of $3,223 was included in fourth quarter 2010 results. Accordingly, the operating results of the property from the Company’s period of ownership are included in discontinued operations for the three months ended March 31, 2011 as follows:

For the three months ended March 31, 2011
Operating revenues	$450
Operating expenses	813

Loss from operations	(363)
Income tax benefit	150

Net loss from discontinued operations	$(213)

4.	Long-Term Debt

Debt Summary

Debt as of March 31, 2012 and December 31, 2011 consisted of the following:

	Interest Rate	Maturity Date	Balance Outstanding as of
Debt			March 31, 2012	December 31, 2011
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2016 (a)	$428,000	$265,000
LHL unsecured credit facility	Floating (b)	January 2016 (b)	0	0

Total borrowings under credit facilities			428,000	265,000

Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Hilton San Diego Gaslamp Quarter	5.35%	July 2012 (d)	0	59,600
Hotel Solamar	5.49%	December 2013	60,708	60,900
Hotel Deca	6.28%	August 2014	9,323	9,392
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	138,468	138,902
Indianapolis Marriott Downtown	5.99%	July 2016	101,023	101,319
Hotel Roger Williams	6.31%	August 2016	63,328	63,589

Mortgage loans at stated value			582,850	643,702
Unamortized loan premium (e)			177	195

Total mortgage loans			583,027	643,897

Total debt			$1,053,527	$951,397

(a)

Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2012, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $428,000 was 2.00%. As of December 31, 2011, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $265,000 was 2.30%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date to January 2017.

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at March 31, 2012 and December 31, 2011. LHL has the option, subject to certain terms and conditions, to extend the maturity date to January 2017.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2014 pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have three one-year extension options and are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2012 were 1.25% and 0.21% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2011 were 0.75% and 0.12% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which effective February 14, 2012 changed from a flat 2.00% to a variable rate based on an applicable margin as defined in our senior unsecured credit agreement.

(d)	The Company repaid the mortgage loan on March 30, 2012 through borrowings on its senior unsecured credit facility.

(e)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $177 as of March 31, 2012 and $195 as of December 31, 2011.

The mortgages contain debt service coverage ratio thresholds related to the mortgaged properties. If the debt service coverage ratio for a specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel will automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows will be directed to the lender until such time as the property again complies with the specified debt service coverage ratio or the mortgage is paid off.

A summary of the Company’s interest expense and weighted average interest rates for borrowings for the three months ended March 31, 2012 and 2011 is as follows:

	For the three months ended March 31,
	2012	2011
Interest Expense:
Interest incurred	$11,581	$9,669
Amortization of deferred financing costs	396	231
Capitalized interest	(199)	(118)

Interest expense	$11,778	$9,782

Weighted Average Interest Rates for Borrowings:
Senior unsecured credit facility	2.1%	1.1%

LHL unsecured credit facility	2.0%	1.1%

Massport Bonds	0.3%	0.3%

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

The carrying value and estimated fair value of the Company’s debt as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Carrying value	$1,053,527	$951,397

Estimated fair value	$1,056,460	$954,299

The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

As of March 31, 2012, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

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

Mortgage Loans

On March 30, 2012, the Company repaid without fee or penalty the Hilton San Diego Gaslamp Quarter mortgage loan in the amount of $59,600 plus accrued interest through borrowings on its senior unsecured credit facility. The loan was due to mature in July 2012.

5.	Commitments and Contingencies

Ground, Land and Building, and Air Rights Leases

Six of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar and Viceroy Santa Monica are subject to ground leases under non-cancelable operating leases expiring from March 2026 to December 2102. The ground lease at Harborside Hyatt Conference Center & Hotel expires in 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year. The ground lease at Viceroy Santa Monica is subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $114 for the three months ended March 31, 2012, which is included in total ground rent expense below.

Hotel Roger Williams, acquired on October 6, 2010, is subject to a lease of land and building which expires on December 31, 2044. The Company evaluated the terms of the lease agreement and determined the lease to be a capital lease pursuant to applicable GAAP guidance. At acquisition, the fair value of the remaining rent payments of $4,892 was recorded as a capital lease obligation. This obligation, net of amortization, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Total ground rent expense for the three months ended March 31, 2012 and 2011 was $1,776 and $1,353, respectively, of which zero and $10, respectively, is related to part of the parking lot at Sheraton Bloomington Hotel Minneapolis South, which is included in discontinued operations for all periods presented. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds. Future minimum rent payments (without reflecting future applicable Consumer Price Index increases) are as follows:

2012	$4,499
2013	6,010
2014	6,023
2015	6,035
2016	6,077
Thereafter	236,015

$264,659

Reserve Funds for Capital Expenditures

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of March 31, 2012, $10,111 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover required capital expenditures under agreements that do not necessitate that the Company separately reserve cash.

Restricted Cash Reserves

At March 31, 2012, the Company held $15,871 in restricted cash reserves. Included in such amounts are (i) $10,111 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $4,630 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $1,130 held by insurance companies on the Company’s behalf to be refunded or applied to future liabilities.

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

Common Shares of Beneficial Interest

On January 1, 2012, the Company issued 8,928 common shares of beneficial interest and authorized an additional 8,928 deferred shares to the independent members of its Board of Trustees for their earned 2011 compensation pursuant to award arrangements existing on or before January 1, 2011. These common shares of beneficial interest were issued under the 2009 Plan.

On January 1, 2012, the Company issued 69,899 restricted common shares of beneficial interest to an executive related to long-term performance-based awards granted on April 28, 2009 (see Note 7 for additional details including vesting information). These common shares of beneficial interest were issued under the 2009 Plan.

On January 19, 2012, the Company issued 10,535 common shares of beneficial interest related to the resignation of Kelly Kuhn from its Board of Trustees for accumulated deferred shares issued as compensation for years 2007 through 2011. These common shares of beneficial interest were issued under the 2009 Plan.

On January 25 and 26, 2012, the Company issued 70,449 restricted common shares of beneficial interest to the Company’s executives and employees. The restricted shares vest over three years, starting January 1, 2013, subject to continued employment. These common shares of beneficial interest were issued under the 2009 Plan.

From February 1, 2012 through February 14, 2012, the Company sold 1,714,939 common shares of beneficial interest, par value $0.01 per share, under the equity distribution agreement entered into on March 4, 2011 (the “2011 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). After deducting the Manager’s discounts and commissions of $589 and other offering costs, the Company raised net proceeds of $46,491. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and for general corporate purposes. As of March 31, 2012, the Company had availability under the 2011 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $163,655.

On February 27, 2012, a member of the Board of Trustees exercised 5,000 options to purchase common shares of beneficial interest. These common shares of beneficial interest were issued under the 1998 Share Option and Incentive Plan, which was in place prior to the 2009 Plan.

Common Dividends

The Company paid the following dividends on common shares/units during the three months ended March 31, 2012:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.11	31-Dec-2011	31-Dec-2011	13-Jan-2012

Treasury Shares

Treasury shares are accounted for under the cost method. During the three months ended March 31, 2012, the Company received 30,493 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested.

On August 29, 2011, the Company’s Board of Trustees authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of March 31, 2012, the Company had availability under the Repurchase Program to acquire up to $75,498 of common shares of beneficial interest. However, the Company is not currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares. If authorized by its Board of Trustees, the Company may resume using the Repurchase Program on a future date.

During the three months ended March 31, 2012, the Company re-issued 8,928 treasury shares related to earned 2011 compensation for the Board of Trustees in January 2012, 10,535 treasury shares related to the issuance of common shares of beneficial interest to a member of the Board of Trustees for accumulated deferred shares issued as compensation for years 2007 through 2011 upon her resignation in January 2012, 140,348 treasury shares related to the grant of restricted common shares of beneficial interest in January 2012 and 1,260,256 treasury shares related to the sale of common shares of beneficial interest under the 2011 Agreement in February 2012.

At March 31, 2012, there were zero common shares of beneficial interest in treasury.

Preferred Shares

On March 14, 2011, the Company redeemed all 1,100,000 outstanding 8 3/8% Series B Cumulative Redeemable Preferred Shares (“Series B Preferred Shares”) for $27,500 ($25.00 per share) plus accrued distributions through March 14, 2011 of $473. The redemption value of the Series B Preferred Shares exceeded the carrying value of the Series B Preferred Shares by $731 which is included in the determination of net loss attributable to common shareholders for the three months ended March 31, 2011. The $731 represents the offering costs related to the Series B Preferred Shares.

The 7 1/2% Series D Cumulative Redeemable Preferred Shares (“Series D Preferred Shares”), 8% Series E Cumulative Redeemable Preferred Shares (“Series E Preferred Shares”), 7 1/4% Series G Cumulative Redeemable Preferred Shares (“Series G Preferred Shares”) and 7 1/2% Series H Cumulative Redeemable Preferred Shares (“Series H Preferred Shares”) (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company currently has the option to redeem the Series D Preferred Shares, Series E Preferred Shares and Series G Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. The Company may not optionally redeem the Series H Preferred Shares prior to January 24, 2016, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After that date, the Company may, at its option, redeem the Series H Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. In addition, upon the occurrence of a change of control, as defined, the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Series H Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions to and including the date of redemption. If the Company does not exercise its right to redeem the Series H Preferred Shares upon a change of control, the holders of Series H Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a cap of 4,680,500 common shares.

The following Preferred Shares were outstanding as of March 31, 2012:

Security Type	Number of Shares
7 1/2% Series D Preferred Shares	3,170,000
8% Series E Preferred Shares	3,500,000
7 1/4% Series G Preferred Shares	6,348,888
7 1/2% Series H Preferred Shares	2,750,000

Preferred Dividends

The Company paid the following dividends on preferred shares during the three months ended March 31, 2012:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Payable Date
7 1/2% Series D	$0.47	31-Dec-2011	1-Jan-2012	13-Jan-2012
8% Series E	$0.50	31-Dec-2011	1-Jan-2012	13-Jan-2012
7 1/4% Series G	$0.45	31-Dec-2011	1-Jan-2012	13-Jan-2012
7 1/2% Series H	$0.47	31-Dec-2011	1-Jan-2012	13-Jan-2012

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

Noncontrolling Interests of Common Units in Operating Partnership

As of March 31, 2012, the Operating Partnership had 296,300 common units of limited partnership interest outstanding, representing a 0.3% partnership interest held by the limited partners. As of March 31, 2012, approximately $8,338 of cash or the equivalent value in common shares, at our option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $8,338 is based on the Company’s closing common share price of $28.14 on March 31, 2012, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. The outstanding common units of limited partnership interest are subject to a required hold period that ends on December 28, 2013, after which they are convertible into a like number of common shares of beneficial interest of the Company.

The following schedule presents the effects of changes in the Company’s ownership interest in the Operating Partnership on the Company’s equity:

	For the three months ended March 31,
	2012	2011
Net loss attributable to common shareholders	$(16,117)	$(19,279)
Decrease in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	(778)	0

Change in the Company’s ownership interest from net loss and adjustments to noncontrolling interests	$(16,895)	$(19,279)

7.	Equity Incentive Plan

At the 2009 Annual Meeting of Shareholders held on April 23, 2009, the common shareholders approved the 2009 Plan, under which the Company may issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries.

The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, performance shares, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019. The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three to five year period, with certain awards vesting over periods of up to nine years. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. There were no stock options outstanding as of March 31, 2012. At March 31, 2012, there were 1,430,585 common shares available for future grant under the 2009 Plan.

Service Condition Nonvested Share Awards

From time to time, the Company awards nonvested shares under the 2009 Plan to members of the Board of Trustees, executives, and employees. The nonvested shares vest over three to nine years based on continued service or employment. The Company measures compensation costs for the nonvested shares based upon the fair market value of its common shares at the date of grant. Compensation costs are recognized on a straight-line basis over the vesting period and are included in general and administrative expense in the accompanying consolidated statements of operations.

A summary of the Company’s service condition nonvested shares as of March 31, 2012 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2012	384,754	$25.07
Granted	70,449	27.00
Vested	(67,537)	20.33
Forfeited	0	0.00

Nonvested at March 31, 2012 (1)	387,666	$26.24

(1)	Amount excludes 49,406 long-term performance-based shares which were earned but nonvested due to a service condition as of March 31, 2012.

As of March 31, 2012 and December 31, 2011, there were $8,264 and $7,087, respectively, of total unrecognized compensation costs related to nonvested share awards. As of March 31, 2012 and December 31, 2011, these costs were expected to be recognized over a weighted–average period of 2.9 and 3.3 years, respectively. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three months ended March 31, 2012 and 2011 was $1,635 and $5,113, respectively. The compensation costs (net of forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $689 and $900 for the three months ended March 31, 2012 and 2011, respectively.

Long-Term Performance-Based Share Awards

On April 28, 2009, the Company’s Board of Trustees granted a target of 70,344 performance-based awards of nonvested shares to executives. The actual amounts of the awards were to range from 0% to 200% of the target amounts, depending on performance. On January 20, 2011, the Company’s former Chief Financial Officer, upon his termination, earned a net 107.6% of his 32,118 target number of shares, or 34,570 shares, based on the performance period of January 1, 2009 through January 20, 2011. All of his shares earned vested immediately on January 20, 2011. No additional shares were earned or vested related to the former Chief Financial Officer subsequent to this date. The actual amounts of the remaining 38,226 awards held by the Company’s Chief Executive Officer were determined on January 1, 2012, based on the performance period of January 1, 2009 through December 31, 2011, in accordance with the terms of his agreement. On January 1, 2012, the executive earned 182.9% of his target number of shares, or 69,899 shares. One-third of the shares earned, or 23,300 shares, vested immediately on January 1, 2012, and the remaining two-thirds of the shares earned, or 46,599 shares, will vest in equal amounts on January 1, 2013 and January 1, 2014 based on continued employment. The executive received a cash payment of $56 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2008 until the determination date, January 1, 2012. As of January 1, 2012, the executive is entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.

On January 26, 2012, the Company’s Board of Trustees granted a target of 79,823 performance-based awards of nonvested shares to executives. The actual amounts of the awards will be determined on January 1, 2015, based on the performance period of January 1, 2012 through December 31, 2014, in accordance with the terms of the agreements. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the performance shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) on January 1, 2015, the earned shares will be issued and outstanding with a portion subject to further vesting based on continued employment. The executives will receive cash payments on the earned shares, including those subject to further vesting, equal to the value of all dividends paid on common shares from December 31, 2011 until the determination date, January 1, 2015. Such amounts will be paid to the awardees on or about January 1, 2015. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.

The fair values of the performance-based awards were determined by the Company using data under the Monte Carlo valuation method provided by a third-party consultant. The measurement of performance for the 2012 awards is substantially the same as the performance measurement for previously granted long-term performance-based share awards. The capital market assumptions used in the valuations consisted of the following:

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

•	The valuation has been performed in a risk-neutral framework.

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
January 26, 2012 Awards
Target amounts	65.30%	0.31%	N/A	N/A	$36.22	33.40%
NAREIT index	65.30%	0.31%	N/A	1.370	$35.25	33.30%
Peer companies	65.30%	0.31%	N/A	0.911	$35.33	33.30%

A summary of the Company’s long-term performance-based share awards as of March 31, 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2012	179,338	$31.94
Granted	111,496	30.08
Vested	(28,055)	20.27
Forfeited	0	0.00

Nonvested at March 31, 2012 (1)	262,779	$32.39

(1)	Amount excludes 50,000 shares that have been committed for future performance share grants. Fair value will be estimated at the beginning of the performance measurement period on July 1, 2014.

As of March 31, 2012 and December 31, 2011, there were $6,387 and $4,047, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of March 31, 2012 and December 31, 2011, these costs were expected to be recognized over a weighted–average period of 3.1 years and 2.8 years, respectively. As of March 31, 2012 and December 31, 2011, there were 122,325 and 94,270 long-term performance-based share awards vested, respectively. Additionally, there were 49,406 and 7,562 long-term performance-based awards earned but non-vested due to a service condition as of March 31, 2012 and December 31, 2011, respectively. The compensation costs (net of forfeitures) related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $501 and $379 for the three months ended March 31, 2012 and 2011, respectively.

8.	LHL

A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.

Other indirect hotel operating expenses, including amounts related to discontinued operations, consist of the following expenses incurred by the hotels leased by LHL:

	For the three months ended March 31,
	2012	2011
General and administrative	$15,477	$12,869
Sales and marketing	12,021	10,032
Repairs and maintenance	7,587	6,241
Utilities and insurance	6,314	5,569
Management and incentive fees	4,647	3,794
Franchise fees	1,568	1,420
Other expenses	427	306

Total other indirect expenses	48,041	40,231
Other indirect expenses from discontinued operations	0	(288)

Other indirect expenses from continuing operations	$48,041	$39,943

As of March 31, 2012, LHL leased all 38 hotels owned by the Company as follows:

1.	Harborside Hyatt Conference Center & Hotel	20.	Le Parc Suite Hotel
2.	Hotel Viking	21.	Westin Michigan Avenue
3.	Topaz Hotel	22.	Hotel Sax Chicago
4.	Hotel Rouge	23.	Alexis Hotel
5.	Hotel Madera	24.	Hotel Solamar
6.	Hotel Helix	25.	Gild Hall
7.	The Liaison Capitol Hill	26.	Hotel Amarano Burbank
8.	Lansdowne Resort	27.	San Diego Paradise Point Resort and Spa
9.	Hotel George	28.	Le Montrose Suite Hotel
10.	Indianapolis Marriott Downtown	29.	Sofitel Washington, DC Lafayette Square
11.	Hilton Alexandria Old Town	30.	Hotel Monaco San Francisco
12.	Chaminade Resort and Conference Center	31.	Westin Philadelphia
13.	Hilton San Diego Gaslamp Quarter	32.	Embassy Suites Philadelphia - Center City
14.	The Grafton on Sunset	33.	Hotel Roger Williams
15.	Onyx Hotel	34.	Chamberlain West Hollywood
16.	Westin Copley Place	35.	Viceroy Santa Monica
17.	Hotel Deca	36.	Villa Florence
18.	The Hilton San Diego Resort and Spa	37.	Park Central Hotel
19.	Donovan House	38.	Hotel Palomar, Washington, DC

9.	Income Taxes

Income tax benefit was comprised of the following for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011
LHL’s income tax benefit	$(3,166)	$(2,848)
Operating Partnership’s income tax expense	174	174

Total income tax benefit	(2,992)	(2,674)
Income tax benefit from discontinued operations	0	150

Income tax benefit from continuing operations	$(2,992)	$(2,524)

The Company has estimated LHL’s income tax benefit for the three months ended March 31, 2012 using an estimated combined federal and state effective tax rate of 37.3%. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

10.	Earnings per Common Share

The limited partners’ outstanding common units in the Operating Partnership (which may be converted to common shares of beneficial interest after a required hold period) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income or loss would also be added back to net income or loss. In addition, any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.

For the three months ended March 31, 2012 and 2011, diluted weighted average common shares do not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the three months ended March 31, 2012 and 2011, there were 149,439 and 189,453 anti-dilutive stock options and compensation-related shares outstanding, respectively.

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended March 31,
	2012	2011
Numerator:
Net loss attributable to common shareholders before discontinued operations	$(16,117)	$(19,066)
Discontinued operations	0	(213)

Net loss attributable to common shareholders	(16,117)	(19,279)
Dividends paid on unvested restricted shares	(48)	(41)
Undistributed earnings attributable to unvested restricted shares	0	0

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(16,165)	$(19,320)

Denominator:
Weighted average number of common shares - basic	84,499,856	74,202,756
Effect of dilutive securities:
Stock options and compensation-related shares	0	0

Weighted average number of common shares - diluted	84,499,856	74,202,756

Earnings per Common Share - Basic:
Net loss attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.19)	$(0.26)
Discontinued operations	0.00	0.00

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.19)	$(0.26)

Earnings per Common Share - Diluted:
Net loss attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.19)	$(0.26)
Discontinued operations	0.00	0.00

Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.19)	$(0.26)

11.	Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2012	2011

Interest paid, net of capitalized interest	$11,598	$9,552

Interest capitalized	199	118

Income taxes paid (refunded), net	378	(141)

Distributions payable on common shares	9,452	8,350

Distributions payable on preferred shares	7,402	7,273

Write-off of fully amortized deferred financing costs	162	0

Accrued capital expenditures	2,036	3,018

Issuance of restricted shares to employees and executives, net	4,744	3,275

Issuance of common shares for Board of Trustees compensation	494	166

Repurchase of common shares into treasury	738	2,253

In conjunction with the sale of property, the Company disposed of the following assets and liabilities:
Investment in property, net of closing costs	$0	$19,628
Other assets	0	378
Liabilities	0	(279)

Sale of property	$0	$19,727

In conjunction with the acquisition of properties, the Company assumed assets and liabilities as follows:
Investment in properties (after credits at closing)	$(143,721)	$(80,017)
Other assets	(565)	(756)
Liabilities	1,342	938

Acquisition of properties	$(142,944)	$(79,835)

12.	Subsequent Events

The Company paid the following common and preferred dividends subsequent to March 31, 2012:

Security Type	Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units	$0.11	31-Mar-2012	31-Mar-2012	13-Apr-2012
7 1/2% Series D Preferred Shares	$0.47	31-Mar-2012	1-Apr-2012	13-Apr-2012
8% Series E Preferred Shares	$0.50	31-Mar-2012	1-Apr-2012	13-Apr-2012
7 1/4% Series G Preferred Shares	$0.45	31-Mar-2012	1-Apr-2012	13-Apr-2012
7 1/2% Series H Preferred Shares	$0.47	31-Mar-2012	1-Apr-2012	13-Apr-2012

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I – Item 1 of this report.

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	the Company’s dependence on third-party managers of its hotels, including its inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act of 1990, as amended, and similar laws;

•	interest rate increases;

•	the possible failure of the Company to qualify as a real estate investment trust (“REIT”) and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as updated elsewhere in this report.

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

During the first quarter of 2012, the Company’s hotels continued to operate in an improving economic environment. Of the economic indicators that the Company tracks, consumer confidence, unemployment and enplanements have all improved over the last year, while corporate profits have not yet been reported. The U.S. lodging industry also experienced improvement in demand throughout the quarter. The Company’s hotel portfolio experienced increased occupancy and was able to generate growth in average daily rate (“ADR”). The Company’s convention hotels achieved the greatest RevPAR growth within the portfolio during the first quarter compared to the same quarter last year, while its resort and urban hotels also grew.

For the first quarter of 2012, the Company had net loss applicable to common shareholders of $16.1 million, or $0.19 per diluted share. FFO was $14.0 million, or $0.16 per diluted share/unit (based on 84,945,595 weighted average shares and units outstanding during the three months ended March 31, 2012), and EBITDA was $30.2 million. RevPAR for the hotel portfolio was $127.06, which was an increase of 6.2% compared to the first quarter of 2011. ADR grew 3.9% and occupancy increased 2.3%.

Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income or loss, a GAAP measurement.

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

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Industry travel increased in the first quarter of 2012 compared to the same period in 2011. Group demand improved, with increases related to increased business from in-house meetings and conventions. Hotels also experienced greater transient demand, driven by both corporate and leisure guests. Industry-wide ADR was higher compared to last year as operators have continued to price with increasingly more confidence and reserve greater portions of inventory for higher paying customers. Occupancy at the Company’s properties increased 2.3% from the same period last year, while ADR grew by 3.9%. As a result, RevPAR improved by 6.2% in the quarter compared to the first quarter of 2011.

Hotel Operating Revenues

Hotel operating revenues including room, food and beverage and other operating department revenues increased $34.1 million from $137.1 million in 2011 to $171.2 million in 2012. This increase is due primarily to the hotel operating revenues generated from the 2012 and 2011 hotel acquisitions, which consist of the 2012 acquisition of the Hotel Palomar, Washington, DC and the 2011 acquisitions of the Viceroy Santa Monica, Villa Florence and Park Central Hotel (collectively, the “2012/2011 Acquisition Properties”). The 2012/2011 Acquisition Properties, which are not comparable year-over-year, contributed $24.7 million to the increase in hotel operating revenues. Additionally, the effects of the improving economic environment, which resulted in a 6.2% increase in RevPAR across the portfolio, attributable to a 3.9% increase in ADR and a 2.3% increase in occupancy, contributed to the increase in hotel operating revenues.

The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:

•	$2.4 million increase from Westin Copley Place;

•	$1.1 million increase from Lansdowne Resort;

•	$0.7 million increase from Harborside Hyatt Conference Center & Hotel;

•	$0.7 million increase from Hotel Sax; and

•	$0.6 million increase from San Diego Paradise Point Resort and Spa.

Additionally, total room, food and beverage and other operating department revenues at Indianapolis Marriott Downtown increased $2.5 million primarily as a result of the positive effects of the Super Bowl being hosted by the City of Indianapolis in 2012.

These increases are partially offset by decreases of $1.0 million from Hotel Roger Williams and $0.6 million from The Liaison Capitol Hill as both properties were undergoing room renovation projects in the 2012 period.

Hotel operating revenues increased a net $3.0 million across 26 additional hotels in the portfolio primarily as a result of the effects of the economic turnaround experienced throughout the portfolio.

Other Income

Other income had no change from 2011 to 2012 with $1.2 million earned in both periods.

Hotel Operating Expenses

Hotel operating expenses increased $22.3 million from $98.5 million in 2011 to $120.8 million in 2012. This overall increase is primarily due to $17.7 million from the results of the 2012/2011 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of the effects of increased operating costs associated with higher occupancies across the portfolio attributable to the improving economic environment.

The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$1.3 million increase from Westin Copley Place;

•	$0.9 million increase from Indianapolis Marriott Downtown (positive effects of the Super Bowl); and

•	$0.5 million increase from Lansdowne Resort.

Hotel operating expenses increased a net $1.9 million across 31 additional hotels in the portfolio due primarily to the effects of increased operating costs associated with higher occupancies throughout the portfolio.

Depreciation and Amortization

Depreciation and amortization expense increased $2.4 million from $27.8 million in 2011 to $30.2 million in 2012. The increase is primarily due to $3.3 million from the 2012/2011 Acquisition Properties, which are not comparable year-over-year, partially offset by a net decrease of $0.9 million across the remaining hotels in the portfolio due to a portion of furniture, fixtures and equipment becoming fully depreciated which exceeded the depreciation of new assets placed into service.

Real Estate Taxes, Personal Property Taxes and Insurance

Real estate taxes, personal property taxes and insurance expenses increased $2.3 million from $8.5 million in 2011 to $10.8 million in 2012. This increase is primarily due to $1.8 million from the 2012/2011 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $0.5 million across the remaining hotels in the portfolio primarily due to increased assessed property values or tax rates at certain properties, particularly in Chicago, partially offset by real estate taxes capitalized as part of renovations. Insurance expense remained flat across the periods for the remaining hotels in the portfolio.

Ground Rent

Ground rent increased $0.5 million from $1.3 million in 2011 to $1.8 million in 2012. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. Viceroy Santa Monica, which is not comparable year over year, contributed $0.3 million to the 2012 increase. The other hotels subject to ground leases contributed a net $0.2 million to the increase due to improved operating results.

General and Administrative

General and administrative expense decreased $0.2 million from $4.8 million in 2011 to $4.6 million in 2012. Charges associated with the departure of the Company’s former Chief Financial Officer totaled $0.6 million in 2011, while there were no such costs in 2012. This decrease was partially offset by an increase of $0.4 million from increased compensation costs, Board of Trustees costs and professional fees.

Acquisition Transaction Costs

Acquisition transaction costs of $3.6 million in 2012 and $0.2 million in 2011 relate to the purchases of Hotel Palomar, Washington, DC and Viceroy Santa Monica, respectively.

Other Expenses

Other expenses had no change from 2011 to 2012 with $0.6 million incurred in both periods.

Interest Income

Interest income had no change from 2011 to 2012 with an immaterial amount earned in both periods.

Interest Expense

Interest expense increased $2.0 million from $9.8 million in 2011 to $11.8 million in 2012 due to an increase in the Company’s weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company’s weighted average debt outstanding increased from $756.7 million in 2011 to $983.1 million in 2012 due primarily to the following borrowings:

•	additional borrowings to purchase the 2012/2011 Acquisition Properties; and

•	additional borrowings to finance other capital improvements during 2011 and 2012.

The above borrowings are partially offset by paydowns with proceeds from the following:

•	the sale of the Sheraton Bloomington Hotel Minneapolis South in January 2011;

•

the January and February 2011 issuance of the Series H Preferred Shares, net of the March 2011 redemption of the 8 3/8% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Shares”);

•	the April 2011 common share offering, net of the August through October 2011 repurchases of common shares under the Repurchase Program;

•	the issuance of common shares under the Company’s equity distribution agreements during 2011 and 2012; and

•	operating cash flows.

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 5.0% in 2011 to 4.5% in 2012. Capitalized interest increased from $0.1 million in 2011 to $0.2 million in 2012 primarily due to increased renovation activity during the 2012 period.

Income Tax Benefit

Income tax benefit from continuing operations and discontinued operations increased $0.3 million from $2.7 million in 2011 to $3.0 million in 2012. This increased income tax benefit is primarily the result of an increase in LHL’s net loss before income tax benefit of $0.7 million from $7.8 million in 2011 to $8.5 million in 2012. For the quarter ended March 31, 2012, LHL’s income tax benefit was calculated using an estimated combined federal and state effective tax rate of 37.3%.

Discontinued Operations

Net loss from discontinued operations decreased $0.2 million from $0.2 million in 2011 to zero in 2012. Net loss from discontinued operations reflects the operating results of the Sheraton Bloomington Hotel Minneapolis South, which was sold in January 2011.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest in loss of consolidated entity represents the outside equity interest in the Modern Magic Hotel, LLC joint venture, which is included in the consolidated financial statements of the Company since the Company held a controlling interest prior to dissolution on November 1, 2011.

Noncontrolling Interests of Common Units

Noncontrolling interests of common units in Operating Partnership represent the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At March 31, 2012, third party limited partners held 0.3% of the common units in the Operating Partnership.

Distributions to Preferred Shareholders

Distributions to preferred shareholders decreased $0.3 million from $7.7 million in 2011 to $7.4 million in 2012 due to decreased distributions on the Series B Preferred Shares, which were redeemed on March 14, 2011, partially offset by increased distributions on the Series H Preferred Shares, which were issued on January 19 and February 4, 2011.

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

The following is a reconciliation between net loss attributable to common shareholders and FFO for the three months ended March 31, 2012 and 2011 (in thousands, except share and unit data):

	For the three months ended March 31,
	2012	2011
Net loss attributable to common shareholders	$(16,117)	$(19,279)
Depreciation	30,012	27,677
Amortization of deferred lease costs	86	82
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	(2)
Noncontrolling interests of common units in Operating Partnership	(22)	0

FFO	$13,959	$8,478

Weighted average number of common shares and units outstanding:
Basic	84,796,156	74,202,756
Diluted	84,945,595	74,392,209

The following is a reconciliation between net loss attributable to common shareholders and EBITDA for the three months ended March 31, 2012 and 2011 (in thousands):

	For the three months ended March 31,
	2012	2011
Net loss attributable to common shareholders	$(16,117)	$(19,279)
Interest expense	11,778	9,782
Income tax benefit (1)	(2,992)	(2,674)
Depreciation and amortization	30,152	27,808
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	(2)
Noncontrolling interests of common units in Operating Partnership	(22)	0
Distributions to preferred shareholders	7,402	7,746

EBITDA	$30,201	$23,381

(1)	Includes amounts from discontinued operations.

Off-Balance Sheet Arrangements

Reserve Funds for Capital Expenditures

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of March 31, 2012, the Company held a total of $15.9 million of restricted cash reserves, $10.1 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover required capital expenditures under agreements that do not necessitate that the Company separately reserve cash.

The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s credit facility, secured financing on one or all of the Company’s 31 unencumbered properties as of March 31, 2012, the sale of one or more properties, equity issuances available under the Company’s shelf registration statement and the issuance of up to $163.7 million of common shares from time to time under the 2011 Agreement (see “Equity Issuances and Redemptions” below).

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

Debt Summary

Debt as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2012	December 31, 2011
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2016 (a)	$428,000	$265,000
LHL unsecured credit facility	Floating (b)	January 2016 (b)	0	0

Total borrowings under credit facilities			428,000	265,000

Massport Bonds
Harborside Hyatt Conference Center & Hotel (taxable)	Floating (c)	March 2018	5,400	5,400
Harborside Hyatt Conference Center & Hotel (tax exempt)	Floating (c)	March 2018	37,100	37,100

Total bonds payable			42,500	42,500

Mortgage loans
Hilton San Diego Gaslamp Quarter	5.35%	July 2012 (d)	0	59,600
Hotel Solamar	5.49%	December 2013	60,708	60,900
Hotel Deca	6.28%	August 2014	9,323	9,392
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	138,468	138,902
Indianapolis Marriott Downtown	5.99%	July 2016	101,023	101,319
Hotel Roger Williams	6.31%	August 2016	63,328	63,589

Mortgage loans at stated value			582,850	643,702
Unamortized loan premium (e)			177	195

Total mortgage loans			583,027	643,897

Total debt			$1,053,527	$951,397

(a)

Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2012, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $428,000 was 2.00%. As of December 31, 2011, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $265,000 was 2.30%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date to January 2017.

(b)

Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at March 31, 2012 and December 31, 2011. LHL has the option, subject to certain terms and conditions, to extend the maturity date to January 2017.

(c)

The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2014 pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have three one-year extension options and are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2012 were 1.25% and 0.21% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2011 were 0.75% and 0.12% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which effective February 14, 2012 changed from a flat 2.00% to a variable rate based on an applicable margin as defined in our senior unsecured credit agreement.

(d)	The Company repaid the mortgage loan on March 30, 2012 through borrowings on its senior unsecured credit facility.

(e)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $177 as of March 31, 2012 and $195 as of December 31, 2011.

The mortgages contain debt service coverage ratio thresholds related to the mortgaged properties. If the debt service coverage ratio for a specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel will automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows will be directed to the lender until such time as the property again complies with the specified debt service coverage ratio or the mortgage is paid off.

A summary of the Company’s interest expense and weighted average interest rates for borrowings for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	For the three months ended March 31,
	2012	2011
Interest Expense:
Interest incurred	$11,581	$9,669
Amortization of deferred financing costs	396	231
Capitalized interest	(199)	(118)

Interest expense	$11,778	$9,782

Weighted Average Interest Rates for Borrowings:
Senior unsecured credit facility	2.1%	1.1%

LHL unsecured credit facility	2.0%	1.1%

Massport Bonds	0.3%	0.3%

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy under GAAP. Rates and credit spreads take into consideration general market conditions and maturity.

The carrying value and estimated fair value of the Company’s debt as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012	December 31, 2011
Carrying value	$1,053,527	$951,397

Estimated fair value	$1,056,460	$954,299

The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.

As of March 31, 2012, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, bonds or mortgages.

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

Mortgage Loans

On March 30, 2012, the Company repaid without fee or penalty the Hilton San Diego Gaslamp Quarter mortgage loan in the amount of $59.6 million plus accrued interest through borrowings on its senior unsecured credit facility. The loan was due to mature in July 2012.

Equity Issuances and Redemptions

From February 1, 2012 through February 14, 2012, the Company sold 1,714,939 common shares of beneficial interest, par value $0.01 per share, under the equity distribution agreement entered into on March 4, 2011 (the “2011 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). After deducting the Manager’s discounts and commissions of $0.6 million and other offering costs, the Company raised net proceeds of $46.5 million. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and for general corporate purposes. As of March 31, 2012, the Company had availability under the 2011 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $163.7 million.

Sources and Uses of Cash

As of March 31, 2012, the Company had $12.0 million of cash and cash equivalents and $15.9 million of restricted cash reserves, $10.1 million of which was available for future capital expenditures. Additionally, the Company had $319.9 million available under the senior unsecured credit facility, with $2.1 million reserved for outstanding letters of credit, and $25.0 million available under the LHL credit facility.

Net cash provided by operating activities was $19.2 million for the three months ended March 31, 2012 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $158.5 million for the three months ended March 31, 2012 primarily due to the purchase of Hotel Palomar, Washington, DC and outflows for improvements and additions at the hotels, partially offset by net proceeds from restricted cash reserves.

Net cash provided by financing activities was $131.1 million for the three months ended March 31, 2012 primarily due to net proceeds from the credit facilities and net proceeds from the common share offerings, partially offset by mortgage loan repayments, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, property acquisitions, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the senior unsecured credit facility or LHL’s credit facility, secured financing on any of the Company’s 31 unencumbered properties, potential property sales, equity issuances available under the Company’s shelf registration statement and the issuance of up to $163.7 million of common shares from time to time under the 2011 Agreement. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on any of the Company’s 31 unencumbered properties, potential property sales or the issuance of additional equity securities.

The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the senior unsecured credit facility or LHL’s credit facility, secured financing on any of the Company’s 31 unencumbered properties, potential property sales, estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement and the issuance of up to $163.7 million of common shares from time to time under the 2011 Agreement. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.

Reserve Funds

The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.

Contractual Obligations

The following is a summary of the Company’s obligations and commitments as of March 31, 2012 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$704,709	$38,471	$139,167	$527,071	$0
Borrowings under credit facilities (2)	461,265	8,679	17,358	435,228	0
Rents (3)	264,659	6,001	12,039	12,128	234,491
Massport Bonds (1)	43,360	145	291	291	42,633
Purchase commitments (4)
Purchase orders and letters of commitment	32,663	32,663	0	0	0

Total obligations and commitments	$1,506,656	$85,959	$168,855	$974,718	$277,124

(1)	Amounts include principal and interest.
(2)

Amounts include principal and interest. Interest expense is calculated based on the variable rate as of March 31, 2012. It is assumed that the outstanding debt as of March 31, 2012 will be repaid upon maturity with interest-only payments until then.

(3)

Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)

As of March 31, 2012, purchase orders and letters of commitment totaling approximately $32.7 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels

The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011	Variance
Occupancy	71.9%	70.3%	2.3%
ADR	$176.78	$170.21	3.9%
RevPAR	$127.06	$119.59	6.2%

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

The Company’s expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and hotel operating expenses) are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for energy costs, liability insurance, property tax rates, employee benefits and some wages, which are expected to increase at rates higher than inflation, and except for instances in which the properties are subject to periodic real estate tax reassessments.

Seasonality

The Company’s hotels’ operations historically have been seasonal. Taken together, the hotels maintain higher occupancy rates during the second and third quarters of each year. These seasonality patterns can be expected to cause fluctuations in the quarterly hotel operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. As of March 31, 2012, $470.5 million of the Company’s aggregate indebtedness (44.7% of total indebtedness) was subject to variable interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $1.2 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $470.5 million, the balance as of March 31, 2012.

Item 4.	Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2012. There were no changes to the Company’s internal control over financial reporting during the first quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101	The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 18, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date: April 18, 2012	BY:	/s/ BRUCE A. RIGGINS
Bruce A. Riggins
Executive Vice President
and Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101	The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 18, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements