Form 10-Q
period 2012-06-30
LaSalle Hotel Properties
filed 2012-07-18
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number 1-14045
___________________________________
LASALLE HOTEL PROPERTIES
(Exact name of registrant as specified in its charter)
___________________________________

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3 Bethesda Metro Center, Suite 1200 Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)
(301) 941-1500
(Registrant’s telephone number, including area code)
___________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 18, 2012
Common Shares of Beneficial Interest ($0.01 par value)	86,261,081
7 ¼% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	6,348,888
7 ½% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements

LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$2,845,346	$2,712,174
Property under development	5,097	21,346
Cash and cash equivalents	24,366	20,225
Restricted cash reserves (Note 5)	17,245	16,969
Hotel receivables (net of allowance for doubtful accounts of $457 and $321, respectively)	36,820	23,760
Deferred financing costs, net	7,152	6,235
Deferred tax assets (Note 9)	3,747	5,250
Prepaid expenses and other assets	30,601	27,316
Total assets	$2,970,374	$2,833,275
Liabilities:
Borrowings under credit facilities (Note 4)	$380,409	$265,000
Term loan (Note 4)	177,500	0
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $158 and $195, respectively) (Note 4)	581,797	643,897
Accounts payable and accrued expenses	93,443	78,407
Advance deposits	18,643	12,085
Accrued interest	3,213	3,492
Distributions payable	21,481	16,651
Total liabilities	1,318,986	1,062,032
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value (liquidation preference of $227,472 and $394,222, respectively), 40,000,000 shares authorized; 9,098,888 and 15,768,888 shares issued and outstanding, respectively (Note 6)	91	158
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 86,277,258 shares issued and outstanding, and 85,176,506 shares issued and 83,786,932 shares outstanding, respectively (Note 6)	863	851
Treasury shares, at cost (Note 6)	0	(24,543)
Additional paid-in capital, net of offering costs of $62,655 and $66,146, respectively	1,907,548	2,029,145
Accumulated other comprehensive loss (Note 4)	(4,679)	0
Distributions in excess of retained earnings	(258,089)	(239,998)
Total shareholders’ equity	1,645,734	1,765,613
Noncontrolling Interests:
Noncontrolling interests in consolidated entity	9	17
Noncontrolling interests of common units in Operating Partnership (Notes 2 and 6)	5,645	5,613
Total noncontrolling interests	5,654	5,630
Total equity	1,651,388	1,771,243
Total liabilities and equity	$2,970,374	$2,833,275
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Hotel operating revenues:
Room	$167,186	$134,005	$281,878	$222,918
Food and beverage	58,787	54,203	103,402	92,445
Other operating department	14,839	13,161	26,695	23,118
Total hotel operating revenues	240,812	201,369	411,975	338,481
Other income	1,283	1,181	2,439	2,419
Total revenues	242,095	202,550	414,414	340,900
Expenses:
Hotel operating expenses:
Room	38,688	30,631	72,541	55,973
Food and beverage	39,475	35,746	73,737	64,580
Other direct	5,558	5,466	10,184	9,842
Other indirect (Note 8)	55,152	48,111	103,193	88,054
Total hotel operating expenses	138,873	119,954	259,655	218,449
Depreciation and amortization	31,279	27,999	61,431	55,807
Real estate taxes, personal property taxes and insurance	10,865	8,786	21,676	17,271
Ground rent (Note 5)	2,210	2,033	3,986	3,376
General and administrative	4,849	3,928	9,463	8,734
Acquisition transaction costs (Note 3)	307	245	3,901	421
Other expenses	918	502	1,469	1,081
Total operating expenses	189,301	163,447	361,581	305,139
Operating income	52,794	39,103	52,833	35,761
Interest income	16	5	26	14
Interest expense	(12,503)	(9,928)	(24,281)	(19,710)
Income before income tax expense and discontinued operations	40,307	29,180	28,578	16,065
Income tax expense (Note 9)	(4,969)	(5,069)	(1,977)	(2,545)
Income from continuing operations	35,338	24,111	26,601	13,520
Discontinued operations (Note 3):
Income (loss) from operations of property disposed of	0	44	0	(319)
Income tax (expense) benefit (Note 9)	0	(18)	0	132
Net income (loss) from discontinued operations	0	26	0	(187)
Net income	35,338	24,137	26,601	13,333
Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity	0	0	0	2
Noncontrolling interests of common units in Operating Partnership (Notes 2 and 6)	(130)	0	(108)	0
Net (income) loss attributable to noncontrolling interests	(130)	0	(108)	2
Net income attributable to the Company	35,208	24,137	26,493	13,335
Distributions to preferred shareholders	(5,999)	(7,402)	(13,401)	(15,148)
Issuance costs of redeemed preferred shares (Note 6)	(4,417)	0	(4,417)	(731)
Net income (loss) attributable to common shareholders	$24,792	$16,735	$8,675	$(2,544)

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Earnings per Common Share - Basic:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.29	$0.20	$0.10	$(0.03)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.29	$0.20	$0.10	$(0.03)
Earnings per Common Share - Diluted:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.29	$0.20	$0.10	$(0.03)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.29	$0.20	$0.10	$(0.03)
Weighted average number of common shares outstanding:
Basic	85,451,978	82,220,410	84,975,917	78,233,731
Diluted	85,617,851	82,372,022	85,137,833	78,233,731

Comprehensive Income:
Net income	$35,338	$24,137	$26,601	$13,333
Other comprehensive loss:
Unrealized loss on interest rate instruments (Note 4)	(4,695)	0	(4,695)	0
Comprehensive income	30,643	24,137	21,906	13,333
Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity	0	0	0	2
Noncontrolling interests of common units in Operating Partnership (Notes 2 and 6)	(114)	0	(92)	0
Comprehensive (income) loss attributable to noncontrolling interests	(114)	0	(92)	2
Comprehensive income attributable to the Company	$30,529	$24,137	$21,814	$13,335
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest in Consolidated Entity	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$141	$731	$(28)	$1,659,258	$0	$(216,635)	$1,443,467	$33	$0	$33	$1,443,500
Issuance of shares, net of offering costs	28	120	258	393,388	0	0	393,794	0	0	0	393,794
Redemption of preferred shares	(11)	0	0	(26,758)	0	(731)	(27,500)	0	0	0	(27,500)
Repurchase of common shares into treasury	0	0	(2,878)	0	0	0	(2,878)	0	0	0	(2,878)
Options exercised	0	0	0	83	0	0	83	0	0	0	83
Deferred compensation, net	0	0	2,006	121	0	0	2,127	0	0	0	2,127
Redeemable noncontrolling interest	0	0	0	0	0	2	2	0	0	0	2
Distributions on issued long-term performance-based share awards	0	0	0	0	0	(38)	(38)	0	0	0	(38)
Distributions on common shares ($0.22 per share)	0	0	0	0	0	(17,734)	(17,734)	0	0	0	(17,734)
Distributions on preferred shares	0	0	0	0	0	(15,148)	(15,148)	(8)	0	(8)	(15,156)
Net income	0	0	0	0	0	13,333	13,333	0	0	0	13,333
Balance, June 30, 2011	$158	$851	$(642)	$2,026,092	$0	$(236,951)	$1,789,508	$25	$0	$25	$1,789,533

Balance, December 31, 2011	$158	$851	$(24,543)	$2,029,145	$0	$(239,998)	$1,765,613	$17	$5,613	$5,630	$1,771,243
Issuance of shares, net of offering costs	0	12	22,847	41,412	0	0	64,271	0	0	0	64,271
Redemption of preferred shares	(67)	0	0	(162,266)	0	(4,417)	(166,750)	0	0	0	(166,750)
Repurchase of common shares into treasury	0	0	(738)	0	0	0	(738)	0	0	0	(738)
Options exercised	0	0	0	74	0	0	74	0	0	0	74
Adjustments to issuance of units	0	0	0	0	0	0	0	0	(746)	(746)	(746)
Deferred compensation, net	0	0	2,434	(39)	0	0	2,395	0	0	0	2,395
Adjustments to noncontrolling interests	0	0	0	(778)	0	0	(778)	0	778	778	0
Distributions on issued long-term performance-based share awards	0	0	0	0	0	(56)	(56)	0	0	0	(56)
Distributions on common shares/units ($0.31 per share/unit)	0	0	0	0	0	(26,710)	(26,710)	0	(92)	(92)	(26,802)
Distributions on preferred shares	0	0	0	0	0	(13,401)	(13,401)	(8)	0	(8)	(13,409)
Net income	0	0	0	0	0	26,493	26,493	0	108	108	26,601
Other comprehensive loss:
Unrealized loss on interest rate instruments	0	0	0	0	(4,679)	0	(4,679)	0	(16)	(16)	(4,695)
Balance, June 30, 2012	$91	$863	$0	$1,907,548	$(4,679)	$(258,089)	$1,645,734	$9	$5,645	$5,654	$1,651,388
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$26,601	$13,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,431	55,807
Amortization of deferred financing costs and mortgage premium	791	366
Deferred compensation	2,395	2,127
Allowance for doubtful accounts	136	(665)
Changes in assets and liabilities:
Restricted cash reserves	(846)	(477)
Hotel receivables	(12,932)	(13,248)
Deferred tax assets	1,503	1,687
Prepaid expenses and other assets	(3,208)	270
Accounts payable and accrued expenses	10,881	2,979
Advance deposits	6,348	6,684
Accrued interest	(279)	(144)
Net cash provided by operating activities	92,821	68,719
Cash flows from investing activities:
Improvements and additions to properties	(36,103)	(22,055)
Acquisition of properties	(142,944)	(79,835)
Purchase of office furniture and equipment	(59)	(81)
Restricted cash reserves	570	(953)
Proceeds from sale of property	0	19,727
Net cash used in investing activities	(178,536)	(83,197)
Cash flows from financing activities:
Borrowings under credit facilities	275,480	164,176
Repayments under credit facilities	(160,071)	(284,369)
Borrowing on term loan	177,500	0
Repayments of mortgage loans	(62,063)	(402)
Payment of deferred financing costs	(1,987)	0
Purchase of treasury shares	(738)	(2,878)
Proceeds from exercise of stock options	74	83
Proceeds from issuance of preferred shares	0	68,750
Payment of preferred offering costs	0	(2,380)
Proceeds from issuance of common shares	64,702	330,814
Payment of common offering costs	(888)	(3,556)
Distributions on issued long-term performance-based share awards	(56)	(38)
Redemption of preferred shares	(166,750)	(27,500)
Distributions on preferred shares	(16,645)	(14,443)
Distributions on common shares/units	(18,702)	(16,387)
Net cash provided by financing activities	89,856	211,870
Net change in cash and cash equivalents	4,141	197,392
Cash and cash equivalents, beginning of period	20,225	13,000
Cash and cash equivalents, end of period	$24,366	$210,392
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
As of June 30, 2012, the Company owned interests in 38 hotels with approximately 10,200 guest rooms located in nine states and the District of Columbia. Each hotel is leased to LHL (see Note 8) or a wholly owned subsidiary of LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2012 and December 2015. Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement.
Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units in the Operating Partnership at June 30, 2012. The remaining 0.3% is held by limited partners who held 296,300 common units in the Operating Partnership at June 30, 2012. See Note 6 for additional disclosures on common units in the Operating Partnership.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
As of June 30, 2012, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the outside preferred ownership interests in a subsidiary and (ii) the common units in the Operating Partnership held by third parties.
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
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivative instruments. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and are recorded on the balance sheet at fair value, with offsetting changes recorded to other comprehensive income (loss). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging. The Company entered into derivative instruments during the second quarter of 2012 (see Note 4).
Notes Receivable
Notes receivable are carried at cost, net of any premiums or discounts which are recognized as an adjustment of yield over the remaining life of the note using the effective interest method. Interest income is recorded on the accrual basis consistent with the terms of the notes receivable. A note is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest contractually due. Interest previously accrued but not collected becomes part of the Company's recorded investment in the note receivable for purposes of assessing impairment. The Company applies interest payments received on non-accrual notes receivable first to accrued interest and then as interest income. Notes receivable return to accrual status when contractually current and the collection of future payments is reasonably assured.

3.	Investment in Hotel Properties
Investment in hotel properties is net of accumulated depreciation of $769,583 and $708,436 as of June 30, 2012 and December 31, 2011, respectively.
On March 8, 2012, the Company acquired a 100% fee simple interest in the Hotel Palomar, Washington, DC, a 335-room urban, full-service hotel located in Washington, DC, for $143,839. The sources of the funding for the acquisition were proceeds from prior issuances of common shares of beneficial interest under the 2011 Agreement (as defined below in Note 6) and borrowings under the Company’s senior unsecured credit facility. The property is leased to LHL and managed by Kimpton Hotel & Restaurant Group, L.L.C. The Company recorded the acquisition at fair value using model-derived valuations, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. In connection with this acquisition, the Company incurred acquisition transaction costs of zero and $3,594 that were expensed as incurred during the three and six months ended June 30, 2012, respectively, which expenses are included in the accompanying consolidated statements of operations.
During the first quarter of 2012, the Company finalized its allocation of the purchase price of Park Central Hotel, which was acquired on December 29, 2011, upon receiving certain valuation-related information. The final determination resulted in a decrease of $746 to investment in hotel properties and noncontrolling interests of common units in Operating Partnership. In connection with this acquisition, the Company incurred acquisition transaction costs of $239 that were expensed as incurred during the three and six months ended June 30, 2011, which expenses are included in the accompanying consolidated statements of operations.
In connection with the acquisition of Viceroy Santa Monica on March 16, 2011, the Company incurred acquisition transaction costs of $6 and $182 that were expensed as incurred during the three and six months ended June 30, 2011, respectively, and $100 during the three and six months ended June 30, 2012 related to the finalization of acquisition accounting, which expenses are included in the accompanying consolidated statements of operations.
On July 13, 2012, the Company acquired a mezzanine loan (see Note 12) secured by pledges of ownership interests of the entities that own the underlying hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The mezzanine loan is subordinate to a first mortgage loan secured by the properties. In connection with the acquisition of the mezzanine loan, the Company incurred acquisition transaction costs of $207 during the three and six months ended June 30, 2012, which expenses are included in the accompanying consolidated statements of operations.
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
Adjustments have been made to the unaudited pro forma financial information for the following acquisitions:

Property	Acquisition Date
Viceroy Santa Monica	March 16, 2011
Villa Florence	October 5, 2011
Park Central Hotel	December 29, 2011
The unaudited condensed pro forma financial information for the three and six months ended June 30, 2011 is as follows:

	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
	(unaudited)	(unaudited)
Total revenues	$227,041	$386,842
Net income	$25,748	$13,705
Net income (loss) attributable to common shareholders	$18,346	$(2,172)
Earnings per common share - basic	$0.22	$(0.03)
Earnings per common share - diluted	$0.22	$(0.03)
Weighted average number of common shares outstanding:
Basic	84,719,015	84,704,855
Diluted	84,870,627	84,704,855
Discontinued Operations
On January 12, 2011, the Company sold the Sheraton Bloomington Hotel Minneapolis South for $20,000. Since the property was under contract for sale during the fourth quarter of 2010, it was considered held for sale as of December 31, 2010 and the related impairment loss of $3,223 was included in fourth quarter 2010 results. Accordingly, the operating results of the property from the Company’s period of ownership are included in discontinued operations for the three and six months ended June 30, 2011 as follows:

	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
Operating revenues	$45	$495
Operating expenses	1	814
Income (loss) from operations	44	(319)
Income tax (expense) benefit	(18)	132
Net income (loss) from discontinued operations	$26	$(187)

4.	Long-Term Debt
Debt Summary
Debt as of June 30, 2012 and December 31, 2011 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2012	December 31, 2011
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2016 (a)	$376,000	$265,000
LHL unsecured credit facility	Floating (b)	January 2016 (b)	4,409	0
Total borrowings under credit facilities			380,409	265,000
Term Loan	Floating (c)	May 2019	177,500	0
Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating (d)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hilton San Diego Gaslamp Quarter	5.35%	July 2012 (e)	0	59,600
Hotel Solamar	5.49%	December 2013	60,522	60,900
Hotel Deca	6.28%	August 2014	9,254	9,392
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	138,049	138,902
Indianapolis Marriott Downtown	5.99%	July 2016	100,740	101,319
Hotel Roger Williams	6.31%	August 2016	63,074	63,589
Mortgage loans at stated value			581,639	643,702
Unamortized loan premium (f)			158	195
Total mortgage loans			581,797	643,897
Total debt			$1,182,206	$951,397

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of June 30, 2012, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $376,000 was 2.25%. As of December 31, 2011, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $265,000 was 2.30%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date to January 2017.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of June 30, 2012, the rate, including the applicable margin, for LHL's outstanding LIBOR borrowings of $4,409 was 2.25%. There were no borrowings outstanding at December 31, 2011. LHL has the option, subject to certain terms and conditions, to extend the maturity date to January 2017.

(c)
Loan bears interest at a floating rate equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term, resulting in a fixed all-in interest rate of 3.87% at the Company's current leverage ratio (as defined in the agreement).

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2014, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have three one-year extension options and are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2012 were 0.85% and 0.19% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2011 were 0.75% and 0.12% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which effective February 14, 2012 changed from a flat 2.00% to a variable rate based on an applicable margin as defined in our senior unsecured credit agreement.

(e)	The Company repaid the mortgage loan on March 30, 2012 through borrowings on its senior unsecured credit facility.

(f)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $158 as of June 30, 2012 and $195 as of December 31, 2011.
A summary of the Company’s interest expense and weighted average interest rates for variable rate debt for the three and six months ended June 30, 2012 and 2011 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Expense:
Interest incurred	$12,104	$9,801	$23,685	$19,470
Amortization of deferred financing costs	432	169	828	400
Capitalized interest	(33)	(42)	(232)	(160)
Interest expense	$12,503	$9,928	$24,281	$19,710

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	2.1%	1.0%	2.1%	1.1%
LHL unsecured credit facility	2.0%	1.0%	2.0%	1.1%
Massport Bonds	0.3%	0.2%	0.3%	0.3%
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
The carrying value and estimated fair value of the Company’s debt as of June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
Carrying value	$1,182,206	$951,397
Estimated fair value	$1,203,757	$954,299
The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.
As of June 30, 2012, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loan, bonds or mortgage loans. One of the mortgaged properties is expected to be subject to a cash trap (see "Mortgage Loans" below) beginning in the third quarter of 2012 as a result of the impact of a recent renovation on hotel operations. This cash trap will not have a material impact on the cash flow or the operations of the Company.
Credit Facilities
On December 14, 2011, the Company entered into a new $750,000 senior unsecured credit facility with a syndicate of banks that replaced the Company's $450,000 credit facility that was scheduled to mature on April 13, 2012. The new credit facility matures on January 30, 2016, subject to a one-year extension that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The new credit facility includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1,000,000. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average unused portion of the credit facility during each quarterly period.
LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On December 14, 2011, LHL refinanced its credit facility that was scheduled to mature on April 13, 2012, extending the maturity date to January 30, 2016, subject to a one-year extension that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average unused portion of the LHL credit facility during each quarterly period.
The Company's senior unsecured credit facility and LHL's unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default. There are currently no other contractual or other arrangements limiting payment of distributions by the Operating Partnership.
Term Loan
On May 16, 2012, the Company entered into a new $177,500 unsecured loan with a seven-year term maturing on May 16, 2019 (the “Term Loan”). The Term Loan bears interest at a variable rate, but was swapped to a fixed interest rate for the full seven-year term (see “Derivative and Hedging Activities” below). The proceeds were used to redeem the Company's Series D Preferred Shares and Series E Preferred Shares on May 21, 2012 (see Note 6), and for general corporate purposes.
Derivative and Hedging Activities
The Company enters into interest rate swap agreements to hedge against interest rate fluctuations. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the Term Loan's full seven-year term, resulting in a fixed all-in interest rate of 3.87% at the Company's current leverage ratio (as defined in the agreement). The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.
The Company records all derivative instruments at fair value in the consolidated balance sheets. The fair value of each derivative instrument is based on a discounted cash flow analysis of the expected cash flows. This analysis reflects the contractual terms of the derivative instrument, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities, which is classified within level 2 of the fair value hierarchy (see Note 2). As of June 30, 2012, the Company's derivative instruments are in a liability position, with an aggregate fair value of $4,695 included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Since the hedges were deemed highly effective as of June 30, 2012, the Company recorded the decrease in fair value of $4,695 to other comprehensive loss for the three and six months ended June 30, 2012, of which $16 was attributable to noncontrolling interests. As of June 30, 2012, there was $4,679 in unrealized loss included in accumulated other comprehensive loss.
Mortgage Loans
On March 30, 2012, the Company repaid without fee or penalty the Hilton San Diego Gaslamp Quarter mortgage loan in the amount of $59,600 plus accrued interest through borrowings on its senior unsecured credit facility. The loan was due to mature in July 2012.
The mortgage loans contain debt service coverage ratio thresholds related to the mortgaged properties. If the debt service coverage ratio for a specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel will automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows will be directed to the lender ("cash trap") until such time as the property again complies with the specified debt service coverage ratio or the mortgage is paid off.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
Six of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar and Viceroy Santa Monica are subject to ground leases under non-cancelable operating leases expiring from March 2026 to December 2102. The ground lease at Harborside Hyatt Conference Center & Hotel expires in 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year. The ground lease at Viceroy Santa Monica is subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $114 and $228 for the three and six months ended June 30,

2012, respectively, and $116 for the three and six months ended June 30, 2011, which is included in total ground rent expense below.
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
Total ground rent expense for the three and six months ended June 30, 2012 was $2,210 and $3,986, respectively. Total ground rent expense for the three and six months ended June 30, 2011 was $2,033 and $3,386, respectively, of which zero and $10, respectively, is related to part of the parking lot at Sheraton Bloomington Hotel Minneapolis South, which is included in discontinued operations for all periods presented. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds. Future minimum rent payments (without reflecting future applicable Consumer Price Index increases) are as follows:

2012	$2,831
2013	5,671
2014	5,684
2015	5,696
2016	5,738
Thereafter	224,683
$250,303
Reserve Funds for Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of June 30, 2012, $11,015 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover required capital expenditures under agreements that do not necessitate that the Company separately reserve cash.
Restricted Cash Reserves
At June 30, 2012, the Company held $17,245 in restricted cash reserves. Included in such amounts are (i) $11,015 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $4,961 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $1,269 held by insurance companies on the Company’s behalf to be refunded or applied to future liabilities.
Litigation
The nature of hotel operations exposes the Company and its hotels to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.

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
From February 1, 2012 through February 14, 2012, the Company sold 1,714,939 common shares of beneficial interest, par value $0.01 per share, under the Company's equity distribution agreement dated March 4, 2011 (the “2011 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). After deducting the Manager’s discounts and commissions of $589 and other offering costs, the Company raised net proceeds of $46,491. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and for general corporate purposes.
On February 27, 2012, a member of the Board of Trustees exercised 5,000 options to purchase common shares of beneficial interest. These common shares of beneficial interest were issued under the 1998 Share Option and Incentive Plan, which was in place prior to the 2009 Plan.
From May 18, 2012 through May 30, 2012, the Company sold 641,069 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement. After deducting the Manager's discounts and commissions of $219 and other offering costs, the Company raised net proceeds of $17,286. The net proceeds were used to pay down amounts outstanding under the Company's senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. As of June 30, 2012, the Company had availability under the 2011 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $146,107.
Common Dividends
The Company paid the following dividends on common shares/units during the six months ended June 30, 2012:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.11	December 31, 2011	December 31, 2011	January 13, 2012
$0.11	March 31, 2012	March 31, 2012	April 13, 2012
Treasury Shares
Treasury shares are accounted for under the cost method. During the six months ended June 30, 2012, the Company received 30,493 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested.
On August 29, 2011, the Company’s Board of Trustees authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of June 30, 2012, the Company had availability under the Repurchase Program to acquire up to $75,498 of common shares of beneficial interest. However, the Company is not currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares. If authorized by its Board of Trustees, the Company may resume using the Repurchase Program on a future date.
During the six months ended June 30, 2012, the Company re-issued 8,928 treasury shares related to earned 2011 compensation for the Board of Trustees in January 2012, 10,535 treasury shares related to the issuance of common shares of beneficial interest to a member of the Board of Trustees for accumulated deferred shares issued as compensation for years 2007 through 2011 upon her resignation in January 2012, 140,348 treasury shares related to the grant of restricted common shares of beneficial interest in January 2012 and 1,260,256 treasury shares related to the sale of common shares of beneficial interest under the 2011 Agreement in February 2012.
At June 30, 2012, there were zero common shares of beneficial interest in treasury.

Preferred Shares
On March 14, 2011, the Company redeemed all 1,100,000 outstanding 8 3/8% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") for $27,500 ($25.00 per share) plus accrued distributions through March 14, 2011 of $473. The redemption value of the Series B Preferred Shares exceeded the carrying value of the Series B Preferred Shares by $731, which is included in the determination of net loss attributable to common shareholders for the six months ended June 30, 2011. The $731 represents the offering costs related to the Series B Preferred Shares.
On May 21, 2012, the Company redeemed all 3,170,000 outstanding 7 ½% Series D Cumulative Redeemable Preferred Shares ("Series D Preferred Shares") and all 3,500,000 outstanding 8% Series E Cumulative Redeemable Preferred Shares ("Series E Preferred Shares") for $79,250 and $87,500 ($25.00 per share), respectively, plus accrued distributions through May 21, 2012 of $842 and $992, respectively. The redemption values of the Series D Preferred Shares and Series E Preferred Shares exceeded their carrying values by $2,273 and $2,144, respectively, which are included in the determination of net income attributable to common shareholders for the three and six months ended June 30, 2012. The $2,273 and $2,144 represent the offering costs related to the Series D Preferred Shares and Series E Preferred Shares, respectively.
The 7 ¼% Series G Cumulative Redeemable Preferred Shares (“Series G Preferred Shares”) and 7 ½% Series H Cumulative Redeemable Preferred Shares ("Series H Preferred Shares") (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company currently has the option to redeem the Series G Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. The Company may not optionally redeem the Series H Preferred Shares prior to January 24, 2016, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After that date, the Company may, at its option, redeem the Series H Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. In addition, upon the occurrence of a change of control (as defined in the Company's charter), the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Series H Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions to and including the date of redemption. If the Company does not exercise its right to redeem the Series H Preferred Shares upon a change of control, the holders of Series H Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a cap of 4,680,500 common shares.
The following Preferred Shares were outstanding as of June 30, 2012:

Security Type	Number of Shares
7 ¼% Series G Preferred Shares	6,348,888
7 ½% Series H Preferred Shares	2,750,000

Preferred Dividends
The Company paid the following dividends on preferred shares during the six months ended June 30, 2012:

	Dividend per	For the
Security Type	Share (1)	Quarter Ended	Record Date	Payable Date
7 ½% Series D	$0.47	December 31, 2011	January 1, 2012	January 13, 2012
8% Series E	$0.50	December 31, 2011	January 1, 2012	January 13, 2012
7 ¼% Series G	$0.45	December 31, 2011	January 1, 2012	January 13, 2012
7 ½% Series H	$0.47	December 31, 2011	January 1, 2012	January 13, 2012
7 ½% Series D	$0.47	March 31, 2012	April 1, 2012	April 13, 2012
8% Series E	$0.50	March 31, 2012	April 1, 2012	April 13, 2012
7 ¼% Series G	$0.45	March 31, 2012	April 1, 2012	April 13, 2012
7 ½% Series H	$0.47	March 31, 2012	April 1, 2012	April 13, 2012
7 ½% Series D	$0.27	June 30, 2012	May 21, 2012	May 21, 2012
8% Series E	$0.28	June 30, 2012	May 21, 2012	May 21, 2012

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
Noncontrolling Interests of Common Units in Operating Partnership
As of June 30, 2012, the Operating Partnership had 296,300 common units of limited partnership interest outstanding, representing a 0.3% partnership interest held by the limited partners. As of June 30, 2012, approximately $8,634 of cash or the equivalent value in common shares, at our option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $8,634 is based on the Company's closing common share price of $29.14 on June 30, 2012, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. The outstanding common units of limited partnership interest are subject to a required hold period that ends on December 28, 2013, after which they are convertible into a like number of common shares of beneficial interest of the Company.
The following schedule presents the effects of changes in the Company's ownership interest in the Operating Partnership on the Company's equity:

	For the six months ended
	June 30,
	2012	2011
Net income (loss) attributable to common shareholders	$8,675	$(2,544)
Decrease in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	(778)	0
Change in the Company's ownership interest from net income (loss) and adjustments to noncontrolling interests	$7,897	$(2,544)

7.	Equity Incentive Plan
At the 2009 Annual Meeting of Shareholders held on April 23, 2009, the common shareholders approved the 2009 Plan, under which the Company may issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, performance shares, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019. The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three to five year period, with certain awards vesting over periods of up to nine years. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. There were no stock options outstanding as of June 30, 2012. At June 30, 2012, there were 1,429,801 common shares available for future grant under the 2009 Plan.
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
A summary of the Company’s service condition nonvested shares as of June 30, 2012 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2012	384,754	$25.07
Granted	70,449	27.00
Vested	(67,537)	20.33
Forfeited	0	0.00
Nonvested at June 30, 2012 (1)	387,666	$26.24

(1)	Amount excludes 49,406 long-term performance-based shares which were earned but nonvested due to a service condition as of June 30, 2012.
As of June 30, 2012 and December 31, 2011, there were $7,523 and $7,087, respectively, of total unrecognized compensation costs related to nonvested share awards. As of June 30, 2012 and December 31, 2011, these costs were expected to be recognized over a weighted–average period of 2.8 and 3.3 years, respectively. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three and six months ended June 30, 2012 was zero and $1,635, respectively, and during the three and six months ended June 30, 2011 was $1,976 and $7,089, respectively. The compensation costs (net of forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $703 and $1,392 for the three and six months ended June 30, 2012, respectively, and $566 and $1,466 for the three and six months ended June 30, 2011, respectively.
Long-Term Performance-Based Share Awards
On April 28, 2009, the Company’s Board of Trustees granted a target of 70,344 performance-based awards of nonvested shares to executives. The actual amounts of the awards were to range from 0% to 200% of the target amounts, depending on performance. On January 20, 2011, the Company's former Chief Financial Officer, upon his termination, earned a net 107.6% of his 32,118 target number of shares, or 34,570 shares, based on the performance period of January 1, 2009 through January 20, 2011. All of his shares earned vested immediately on January 20, 2011. No additional shares were earned or vested related to the former Chief Financial Officer subsequent to this date. The actual amounts of the remaining 38,226 awards held by the Company's Chief Executive Officer were determined on January 1, 2012, based on the performance period of January 1, 2009 through December 31, 2011, in accordance with the terms of his agreement. On January 1, 2012, the executive earned 182.9% of his target number of shares, or 69,899 shares. One-third of the shares earned, or 23,300 shares, vested immediately on January 1, 2012 and the remaining two-thirds of the shares earned, or 46,599 shares, will vest in equal amounts on January 1, 2013 and January 1, 2014 based on continued employment. The executive received a cash payment of $56 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2008 until the determination date, January 1, 2012. As of January 1, 2012, the executive is entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
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

•	The valuation has been performed in a risk-neutral framework.
The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
January 26, 2012 Awards
Target amounts	65.30%	0.31%	N/A	N/A	$36.22	33.40%
NAREIT index	65.30%	0.31%	N/A	1.370	$35.25	33.30%
Peer companies	65.30%	0.31%	N/A	0.911	$35.33	33.30%

A summary of the Company’s long-term performance-based share awards as of June 30, 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2012	179,338	$31.94
Granted	111,496	30.08
Vested	(28,055)	20.27
Forfeited	0	0.00
Nonvested at June 30, 2012 (1)	262,779	$32.39

(1)	Amount excludes 50,000 shares that have been committed for future performance share grants. Fair value will be estimated at the beginning of the performance measurement period on July 1, 2014.
As of June 30, 2012 and December 31, 2011, there were $5,886 and $4,047, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of June 30, 2012 and December 31, 2011, these costs were expected to be recognized over a weighted–average period of 2.9 years and 2.8 years, respectively. As of June 30, 2012 and December 31, 2011, there were 122,325 and 94,270 long-term performance-based share awards vested, respectively. Additionally, there were 49,406 and 7,562 long-term performance-based awards earned but nonvested due to a service condition as of June 30, 2012 and December 31, 2011, respectively. The compensation costs (net of forfeitures) related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations were $501 and $1,003 for the three and six months ended June 30, 2012, respectively, and $282 and $661 for the three and six months ended June 30, 2011, respectively.

8.	LHL
A significant portion of the Company’s revenue is derived from operating revenues generated by the hotels leased by LHL.Other indirect hotel operating expenses, including amounts related to discontinued operations, consist of the following expenses incurred by the hotels leased by LHL:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
General and administrative	$17,294	$14,293	$32,771	$27,162
Sales and marketing	13,119	11,587	25,140	21,619
Repairs and maintenance	7,823	6,734	15,410	12,975
Utilities and insurance	6,350	5,541	12,664	11,110
Management and incentive fees	8,457	7,762	13,104	11,556
Franchise fees	1,772	1,639	3,340	3,059
Other expenses	337	555	764	861
Total other indirect expenses	55,152	48,111	103,193	88,342
Other indirect expenses from discontinued operations	0	0	0	(288)
Other indirect expenses from continuing operations	$55,152	$48,111	$103,193	$88,054
As of June 30, 2012, LHL leased all 38 hotels owned by the Company as follows:

1.	Harborside Hyatt Conference Center & Hotel	20.	Le Parc Suite Hotel
2.	Hotel Viking	21.	Westin Michigan Avenue
3.	Topaz Hotel	22.	Hotel Sax Chicago
4.	Hotel Rouge	23.	Alexis Hotel
5.	Hotel Madera	24.	Hotel Solamar
6.	Hotel Helix	25.	Gild Hall
7.	The Liaison Capitol Hill	26.	Hotel Amarano Burbank
8.	Lansdowne Resort	27.	San Diego Paradise Point Resort and Spa
9.	Hotel George	28.	Le Montrose Suite Hotel
10.	Indianapolis Marriott Downtown	29.	Sofitel Washington, DC Lafayette Square
11.	Hilton Alexandria Old Town	30.	Hotel Monaco San Francisco
12.	Chaminade Resort and Conference Center	31.	Westin Philadelphia
13.	Hilton San Diego Gaslamp Quarter	32.	Embassy Suites Philadelphia - Center City
14.	The Grafton on Sunset	33.	Hotel Roger Williams
15.	Onyx Hotel	34.	Chamberlain West Hollywood
16.	Westin Copley Place	35.	Viceroy Santa Monica
17.	Hotel Deca	36.	Villa Florence
18.	The Hilton San Diego Resort and Spa	37.	Park Central Hotel
19.	Donovan House	38.	Hotel Palomar, Washington, DC

9.	Income Taxes
Income tax expense was comprised of the following for the three and six months ended June 30, 2012 and 2011:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
LHL’s income tax expense	$5,434	$4,791	$2,267	$1,943
Operating Partnership's income tax (benefit) expense	(465)	296	(290)	470
Total income tax expense	4,969	5,087	1,977	2,413
Income tax (expense) benefit from discontinued operations	0	(18)	0	132
Income tax expense from continuing operations	$4,969	$5,069	$1,977	$2,545
The Company has estimated LHL’s income tax expense for the six months ended June 30, 2012 using an estimated combined federal and state effective tax rate of 40.0%. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.
During the second quarter of 2012, the Company resolved a previously disclosed uncertain tax position as a result of a settlement with the applicable taxing authority.  Accordingly, the Company has no material unrecognized income tax benefits or related interest and penalties accrued as of June 30, 2012.

10.	Earnings Per Common Share
The limited partners' outstanding common units in the Operating Partnership (which may be converted to common shares of beneficial interest after a required hold period) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners' share of income or loss would also be added back to net income or loss. In addition, any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.
For the six months ended June 30, 2011, diluted weighted average common shares do not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the six months ended June 30, 2011, there were 192,245 anti-dilutive stock options and compensation-related shares outstanding.

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to common shareholders before discontinued operations	$24,792	$16,709	$8,675	$(2,357)
Discontinued operations	0	26	0	(187)
Net income (loss) attributable to common shareholders	24,792	16,735	8,675	(2,544)
Dividends paid on unvested restricted shares	(87)	(42)	(135)	(83)
Undistributed earnings attributable to unvested restricted shares	(38)	(33)	0	0
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$24,667	$16,660	$8,540	$(2,627)
Denominator:
Weighted average number of common shares - basic	85,451,978	82,220,410	84,975,917	78,233,731
Effect of dilutive securities:
Stock options and compensation-related shares	165,873	151,612	161,916	0
Weighted average number of common shares - diluted	85,617,851	82,372,022	85,137,833	78,233,731
Earnings per Common Share - Basic:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.29	$0.20	$0.10	$(0.03)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.29	$0.20	$0.10	$(0.03)
Earnings per Common Share - Diluted:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.29	$0.20	$0.10	$(0.03)
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.29	$0.20	$0.10	$(0.03)

11.	Supplemental Information to Statements of Cash Flows

	For the six months ended
	June 30,
	2012	2011
Interest paid, net of capitalized interest	$23,732	$19,454

Interest capitalized	232	160

Income taxes paid, net	1,189	375

Distributions payable on common shares	17,315	9,359

Distributions payable on preferred shares	4,166	7,402

Write-off of fully amortized deferred financing costs	162	0

Accrued capital expenditures	1,853	874

Issuance of restricted shares to employees and executives, net	4,744	3,258

Issuance of common shares for Board of Trustees compensation	494	166

Repurchase of common shares into treasury	738	2,878

In conjunction with the sale of property, the Company disposed of the following assets and liabilities:
Investment in property, net of closing costs	$0	$19,628
Other assets	0	378
Liabilities	0	(279)
Sale of property	$0	$19,727

In conjunction with the acquisition of properties, the Company assumed assets and liabilities as follows:
Investment in properties (after credits at closing)	$(143,721)	$(80,017)
Other assets	(565)	(756)
Liabilities	1,342	938
Acquisition of properties	$(142,944)	$(79,835)

12.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to June 30, 2012:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share/Unit (1)	Ended	Date	Date
Common Shares/Units	$0.20	June 30, 2012	June 29, 2012	July 13, 2012
7 ¼% Series G Preferred Shares	$0.45	June 30, 2012	July 1, 2012	July 13, 2012
7 ½% Series H Preferred Shares	$0.47	June 30, 2012	July 1, 2012	July 13, 2012

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

On July 13, 2012, the Company acquired a performing mezzanine loan secured by pledges of ownership interests of the entities that own the underlying hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The Company acquired the note at a discount of $4,584 for a total purchase price of $67,416 before closing costs. The mezzanine loan is secured by pledges of ownership interests of the entities that own two underlying hotel properties located in Santa Monica, CA. The loan bears interest at 9.76% with interest-only payments to be received monthly through the maturity date of May 11, 2014. The mezzanine loan is subordinate to a $310,000 first mortgage loan secured by the properties that also matures on May 11, 2014.

As of July 18, 2012, the Company has received commitments for a $300,000 unsecured loan with a five-year term, which is expected to close by early August 2012. The loan will bear interest at a variable rate, but was swapped to a fixed rate of 2.68% for the full five-year term at the Company's current leverage ratio (as defined in the agreement). The proceeds will be used to pay down amounts outstanding under the Company's senior unsecured credit facility.  There is no assurance that the Company will be able to enter into a definitive agreement relating to the loan or, if it does, what the terms or timing of any such transaction will be.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I - Item 1 of this report.
Forward-Looking Statements
This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “plan,” “seek,” “should,” “will” or similar expressions. Forward-looking statements in this report include, among others, statements about the Company's business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs, potential unionization, actual or threatened terrorist attacks, any type of flu or disease-related pandemic and downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	the Company's dependence on third-party managers of its hotels, including its inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act of 1990, as amended, and similar laws;

•	interest rate increases;

•	the possible failure of the Company to qualify as a real estate investment trust (“REIT”) and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as updated elsewhere in this report.

Accordingly, there is no assurance that the Company's expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Overview
The Company measures hotel performance by evaluating financial metrics such as room revenue per available room (“RevPAR”), funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company evaluates the hotels in its portfolio and potential acquisitions using these metrics to determine each portfolio hotel's contribution or acquisition hotel's potential contribution toward reaching the Company's goals of providing income to its shareholders through increases in distributable cash flow and increasing long-term total returns to shareholders through appreciation in the value of its common shares. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire hotel properties, but continues to face significant competition for acquisitions that meet its investment criteria.
During the second quarter of 2012, the hotel industry continued to operate in a favorable economic environment.  The economic indicators that the Company tracks are generally positive.  Consumer confidence is higher than it was at the same time last year.  The reported unemployment rate has decreased versus last year as well.  Airline enplanements remain steady and while most corporate profits have not yet been reported, the majority of reporting companies have reported improved results.  In this context, U.S. lodging industry demand increased for the quarter and average daily rate ("ADR") also improved.   The Company's hotel portfolio increased in ADR during the second quarter of 2012, while occupancy was down due to the impact of some renovation displacement and management transitions.  The Company's strongest performing segment during the quarter was convention, followed by resorts.  The Company's urban hotel performance was impacted by renovation and management transitions.

For the second quarter of 2012, the Company had net income attributable to common shareholders of $24.8 million, or $0.29 per diluted share.  FFO was $56.1 million, or $0.65 per diluted share/unit (based on 85,914,151 weighted average shares and units outstanding during the three months ended June 30, 2012), and EBITDA was $79.7 million.  RevPAR for the hotel portfolio was $180.14, which was an increase of 3.8% compared to the second quarter of 2011.  ADR grew 5.8% and occupancy declined 2.0%.
Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company's use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income or loss, a GAAP measurement.
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
Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011
Industry travel showed significant improvement in the second quarter of 2012 compared to the same period in 2011.  Industry demand improved substantially during the quarter while industry supply growth was low, which translated to an increase in occupancy.  Additionally, industry-wide ADR improved, as operators have gained more confidence in pricing and improved business mix within U.S. hotels.  Within the Company's hotel portfolio, ADR increased 5.8% over the prior year, while occupancy declined 2.0%, resulting in RevPAR improvement of 3.8% compared to the second quarter of 2011.
Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $39.4 million from $201.4 million in 2011 to $240.8 million in 2012. This increase is due primarily to the hotel operating revenues generated from the 2012 and 2011 hotel acquisitions, which consist of the 2012 acquisition of Hotel Palomar, Washington, DC and the 2011 acquisitions of Villa Florence and Park Central Hotel (collectively, the “2012/2011 Second Quarter Acquisition Properties”). The 2012/2011 Second Quarter Acquisition Properties, which are not comparable year-over-year, contributed $35.0 million to the increase in hotel operating revenues. Additionally, the effects of the improving economic environment, which resulted in a 3.8% increase in RevPAR across the portfolio, attributable to a 5.8% increase in ADR, partially offset by a 2.0% decrease in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:

•	$1.3 million increase from Westin Copley Place;

•	$1.1 million increase from Indianapolis Marriott Downtown; and

•	$1.0 million increase from The Hilton San Diego Resort and Spa.

These increases are partially offset by decreases of $1.6 million from Hotel Roger Williams and $1.1 million from Le Montrose Suite Hotel as both properties were undergoing room renovation projects in the 2012 period.

Hotel operating revenues increased a net $3.7 million across 30 additional hotels in the portfolio primarily as a result of the effects of the economic turnaround experienced throughout the portfolio.
Other Income
Other income increased $0.1 million from $1.2 million in 2011 to $1.3 million in 2012 primarily due to increased retail income.
Hotel Operating Expenses
Hotel operating expenses increased $18.9 million from $120.0 million in 2011 to $138.9 million in 2012. This overall increase is primarily due to $18.2 million from the results of the 2012/2011 Second Quarter Acquisition Properties, which are not comparable year-over-year.

Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $0.7 million across the 35 additional hotels in the portfolio, including $0.4 million of management transition costs.
Depreciation and Amortization
Depreciation and amortization expense increased $3.3 million from $28.0 million in 2011 to $31.3 million in 2012. The increase is primarily due to $3.5 million from the 2012/2011 Second Quarter Acquisition Properties, which are not comparable year-over-year, partially offset by a net decrease of $0.2 million across the remaining hotels in the portfolio due to a portion of furniture, fixtures and equipment becoming fully depreciated which exceeded the depreciation of new assets placed into service.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $2.1 million from $8.8 million in 2011 to $10.9 million in 2012. This increase is primarily due to $1.8 million from the 2012/2011 Second Quarter Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $0.3 million across the remaining hotels in the portfolio primarily due to increased assessed property values or tax rates at certain properties. Insurance expense remained flat across the periods for the remaining hotels in the portfolio.
Ground Rent
Ground rent increased $0.2 million from $2.0 million in 2011 to $2.2 million in 2012. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel's performance. The increase is due to improved operating results at the applicable hotels.
General and Administrative
General and administrative expense increased $0.9 million from $3.9 million in 2011 to $4.8 million in 2012 due primarily to increased compensation costs, Board of Trustees costs and professional fees.
Acquisition Transaction Costs
Acquisition transaction costs in 2012 of $0.2 million relate to the acquisition of a mezzanine loan, which closed in July 2012, and $0.1 million relate to the finalization of acquisition accounting for Viceroy Santa Monica, which closed in March 2011. Acquisition costs of $0.2 million in 2011 relate to the purchase of Park Central Hotel, which closed in December 2011.
Other Expenses
Other expenses increased $0.4 million from $0.5 million in 2011 to $0.9 million in 2012 due to management transition costs of $0.4 million related to the operator changes at Donovan House and Hotel Sax Chicago in the second quarter of 2012.

Interest Income
Interest income had no change from 2011 to 2012 with an immaterial amount earned in both periods.

Interest Expense
Interest expense increased $2.6 million from $9.9 million in 2011 to $12.5 million in 2012 due to an increase in the Company's weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company's weighted average debt outstanding increased from $714.9 million in 2011 to $1.1 billion in 2012 due primarily to the following borrowings:

•	additional borrowings to purchase the 2012/2011 Second Quarter Acquisition Properties;

•
additional borrowing on the Term Loan (as defined in "Liquidity and Capital Resources" below) to redeem the 7 ½% Series D Cumulative Redeemable Preferred Shares (the "Series D Preferred Shares") and the 8% Series E Cumulative Redeemable Preferred Shares (the "Series E Preferred Shares") in May 2012; and

•	additional borrowings to finance other capital improvements during 2011 and 2012.
The above borrowings are partially offset by paydowns with proceeds from the following:

•	the April 2011 common share offering, net of the August through October 2011 repurchases of common shares under an authorized share repurchase program;

•	the issuance of common shares under the Company's equity distribution agreements during 2011 and 2012; and

•	operating cash flows.
The Company's weighted average interest rate, including the impact of capitalized interest, decreased from 5.2% in 2011 to 4.1% in 2012. Capitalized interest remained the same at an immaterial amount in 2011 and 2012.
Income Tax Expense
Income tax expense from continuing operations and discontinued operations decreased $0.1 million from $5.1 million in 2011 to $5.0 million in 2012. This decreased income tax expense is primarily due to the reversal of accruals resulting from the resolution of a previously disclosed uncertain tax position, partially offset by increased taxes due to an increase in LHL's net income before income tax expense of $2.0 million from $12.2 million in 2011 to $14.2 million in 2012 due to improved hotel performance. For the quarter ended June 30, 2012, LHL's income tax expense was calculated using an estimated combined federal and state effective tax rate of 40.0%.
Discontinued Operations
Net income from discontinued operations decreased from an immaterial amount in 2011 to zero in 2012. Net income from discontinued operations reflects the operating results of the Sheraton Bloomington Hotel Minneapolis South, which was sold in January 2011.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest in loss of consolidated entity represents the outside equity interest in the Modern Magic Hotel, LLC joint venture, which is included in the consolidated financial statements of the Company since the Company held a controlling interest prior to dissolution on November 1, 2011.
Noncontrolling Interests of Common Units
Noncontrolling interests of common units in Operating Partnership represent the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At June 30, 2012, third party limited partners held 0.3% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $1.4 million from $7.4 million in 2011 to $6.0 million in 2012 due to decreased distributions on the Series D Preferred Shares and Series E Preferred Shares, which were redeemed on May 21, 2012.
Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of $4.4 million in 2012 represent the offering costs related to the Series D Preferred Shares and Series E Preferred Shares, which were redeemed on May 21, 2012. The excess of fair value over carrying value (i.e. offering costs) is included in the determination of net income attributable to common shareholders.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011
Industry travel was stronger during the six months ended June 30, 2012 compared to the same period of the prior year.  Demand improvements and limited supply growth led to occupancy growth, which has encouraged operators to increase pricing and resulted in ADR growth during the same period.  With respect to the Company's hotels, ADR grew 4.8% during the six months ended June 30, 2012, while occupancy declined a slight 0.1%, which resulted in a RevPAR improvement of 4.7% year-over-year.
Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $73.5 million from $338.5 million in 2011 to $412.0 million in 2012. This increase is due primarily to the hotel operating revenues generated from the 2012 and 2011 hotel acquisitions, which consist of the 2012 acquisition of Hotel Palomar, Washington, DC and the 2011 acquisitions of Viceroy Santa Monica, Villa Florence and Park Central Hotel (collectively, the “2012/2011 Acquisition Properties”). The 2012/2011 Acquisition Properties, which are not comparable year-over-year, contributed $59.8 million to the increase in hotel operating revenues. Additionally, the effects of the improving economic environment, which resulted in a 4.7% increase in RevPAR across the portfolio, attributable to a 4.8% increase in ADR, partially offset by a 0.1% decrease in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:

•	$3.7 million increase from Westin Copley Place;

•	$1.3 million increase from San Diego Paradise Point Resort and Spa;

•	$1.3 million increase from The Hilton San Diego Resort and Spa; and

•	$1.2 million increase from Harborside Hyatt Conference Center & Hotel.
Additionally, total room, food and beverage and other operating department revenues at Indianapolis Marriott Downtown increased $3.6 million primarily as a result of the positive effects of the Super Bowl being hosted by the City of Indianapolis in 2012.
These increases are partially offset by decreases of $2.6 million from Hotel Roger Williams and $1.0 million from Le Montrose Suite Hotel as both properties were undergoing room renovation projects in the 2012 period.
Hotel operating revenues increased a net $6.2 million across 27 additional hotels in the portfolio primarily as a result of the effects of the economic turnaround experienced throughout the portfolio.
Other Income
Other income had no change from 2011 to 2012 with $2.4 million earned in both periods.
Hotel Operating Expenses
Hotel operating expenses increased $41.2 million from $218.5 million in 2011 to $259.7 million in 2012. This overall increase is primarily due to $35.7 million from the results of the 2012/2011 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of the effects of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the improving economic environment.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$1.8 million increase from Westin Copley Place;

•	$1.3 million increase from Indianapolis Marriott Downtown (positive effects of the Super Bowl); and

•	$1.0 million increase from The Hilton San Diego Resort and Spa.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $1.4 million across the 31 additional hotels in the portfolio, including $0.4 million of management transition costs.
Depreciation and Amortization
Depreciation and amortization expense increased $5.6 million from $55.8 million in 2011 to $61.4 million in 2012. The increase is primarily due to $6.9 million from the 2012/2011 Acquisition Properties, which are not comparable year-over-year, partially offset by a net decrease of $1.3 million across the remaining hotels in the portfolio due to a portion of furniture, fixtures and equipment becoming fully depreciated which exceeded the depreciation of new assets placed into service.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $4.4 million from $17.3 million in 2011 to $21.7 million in 2012. This increase is primarily due to $3.7 million from the 2012/2011 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $0.7 million across the remaining hotels in the portfolio primarily due to increased assessed property values or tax rates at certain properties, particularly in Chicago. Insurance expense remained flat across the periods for the remaining hotels in the portfolio.
Ground Rent
Ground rent increased $0.6 million from $3.4 million in 2011 to $4.0 million in 2012. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel's performance. Viceroy Santa Monica, which is not comparable year-over-year, contributed $0.3 million to the 2012 increase. The other hotels subject to ground leases contributed a net $0.3 million to the increase due to improved operating results.
General and Administrative
General and administrative expense increased $0.8 million from $8.7 million in 2011 to $9.5 million in 2012 due primarily to increased compensation costs, Board of Trustees costs and professional fees of $1.4 million, partially offset by charges associated with the departure of the Company's former Chief Financial Officer of $0.6 million in 2011 with no similar costs in 2012.
Acquisition Transaction Costs
Acquisition transaction costs in 2012 of $3.6 million relate to the purchase of Hotel Palomar, Washington, DC, which closed in March 2012, $0.2 million relate to the acquisition of a mezzanine loan, which closed in July 2012, and $0.1 million relate to the finalization of acquisition accounting for Viceroy Santa Monica, which closed in March 2011. Acquisition costs in 2011 of $0.2 million relate to the purchase of Viceroy Santa Monica and $0.2 million related to the purchase of Park Central Hotel, which closed in December 2011.
Other Expenses
Other expenses increased $0.4 million from $1.1 million in 2011 to $1.5 million in 2012 due primarily to management transition costs of $0.4 million related to the operator changes at Donovan House and Hotel Sax Chicago in the second quarter of 2012.
Interest Income
Interest income had no change from 2011 to 2012 with an immaterial amount earned in both periods.
Interest Expense
Interest expense increased $4.6 million from $19.7 million in 2011 to $24.3 million in 2012 due to an increase in the Company's weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company's weighted average debt outstanding increased from $735.7 million in 2011 to $1.1 billion in 2012 due primarily to the following borrowings:

•	additional borrowings to purchase the 2012/2011 Acquisition Properties;

•	additional borrowing on the Term Loan (as defined in "Liquidity and Capital Resources" below) to redeem the Series D Preferred Shares and the Series E Preferred Shares in May 2012; and

•	additional borrowings to finance other capital improvements during 2011 and 2012.
The above borrowings are partially offset by paydowns with proceeds from the following:

•	the sale of the Sheraton Bloomington Hotel Minneapolis South in January 2011;

•
the January and February 2011 issuance of the 7 ½% Series H Cumulative Redeemable Preferred Shares (the "Series H Preferred Shares"), net of the March 2011 redemption of the 8 3/8% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Shares”);

•	the April 2011 common share offering, net of the August through October 2011 repurchases of common shares under an authorized share repurchase program;

•	the issuance of common shares under the Company's equity distribution agreements during 2011 and 2012; and

•	operating cash flows.
The Company's weighted average interest rate, including the impact of capitalized interest, decreased from 5.1% in 2011 to 4.3% in 2012. Capitalized interest remained the same at $0.2 million in 2011 and 2012.
Income Tax Expense
Income tax expense from continuing operations and discontinued operations decreased $0.4 million from $2.4 million in 2011 to $2.0 million in 2012. This decreased income tax expense is primarily due to the reversal of accruals resulting from the resolution of a previously disclosed uncertain tax position, partially offset by increased taxes due to an increase in LHL's net income before income tax expense of $1.2 million from $4.5 million in 2011 to $5.7 million in 2012 due to improved hotel performance. For the six months ended June 30, 2012, LHL's income tax expense was calculated using an estimated combined federal and state effective tax rate of 40.0%.
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
Noncontrolling Interests of Common Units
Noncontrolling interests of common units in Operating Partnership represent the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At June 30, 2012, third party limited partners held 0.3% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $1.7 million from $15.1 million in 2011 to $13.4 million in 2012 due to decreased distributions on the Series B Preferred Shares, which were redeemed on March 14, 2011, and the Series D Preferred Shares and Series E Preferred Shares, which were redeemed on May 21, 2012, partially offset by increased distributions on the Series H Preferred Shares, which were issued on January 19 and February 4, 2011.
Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of $4.4 million in 2012 represent the offering costs related to the Series D Preferred Shares and Series E Preferred Shares, which were redeemed on May 21, 2012, and $0.7 million in 2011 represent the offering costs related to the Series B Preferred Shares, which were redeemed on March 14, 2011. The excess of fair value over carrying value (i.e. offering costs) is included in the determination of net income (loss) attributable to common shareholders.
Non-GAAP Financial Measures
FFO and EBITDA
The Company considers the non-GAAP measures of FFO and EBITDA to be key supplemental measures of the Company's performance and should be considered along with, but not as alternatives to, net income or loss as a measure of the Company's operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most real estate industry investors consider FFO and EBITDA to be helpful in evaluating a real estate company's operations.
The White Paper on FFO approved by the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002 defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of properties and items classified by GAAP as extraordinary, plus real estate-related depreciation and amortization (excluding amortization of deferred finance costs) and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. In October 2011 and November 2011, NAREIT issued guidance reaffirming its view that impairment write-downs of depreciable real estate should be excluded from the computation of FFO. The Company computes FFO consistent with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.
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
FFO and EBITDA do not represent cash generated from operating activities as determined by GAAP and should not be considered as alternatives to net income, cash flows from operations or any other operating performance measure prescribed by GAAP. FFO and EBITDA are not measures of the Company's liquidity, nor are FFO and EBITDA indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that have been and will be incurred. FFO and EBITDA may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions and other commitments and uncertainties. To compensate for this, management considers the impact of these excluded items to the extent they are material to operating decisions or the evaluation of the Company's operating performance.
The following is a reconciliation between net income (loss) attributable to common shareholders and FFO for the three and six months ended June 30, 2012 and 2011 (in thousands, except share and unit data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss) attributable to common shareholders	$24,792	$16,735	$8,675	$(2,544)
Depreciation	31,135	27,873	61,147	55,550
Amortization of deferred lease costs	88	74	174	156
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	0	0	(2)
Noncontrolling interests of common units in Operating Partnership	130	0	108	0
FFO	$56,145	$44,682	$70,104	$53,160
Weighted average number of common shares and units outstanding:
Basic	85,748,278	82,220,410	85,272,217	78,233,731
Diluted	85,914,151	82,372,022	85,434,133	78,425,976

The following is a reconciliation between net income (loss) attributable to common shareholders and EBITDA for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss) attributable to common shareholders	$24,792	$16,735	$8,675	$(2,544)
Interest expense	12,503	9,928	24,281	19,710
Income tax expense (1)	4,969	5,087	1,977	2,413
Depreciation and amortization	31,279	27,999	61,431	55,807
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	0	0	(2)
Noncontrolling interests of common units in Operating Partnership	130	0	108	0
Distributions to preferred shareholders	5,999	7,402	13,401	15,148
EBITDA	$79,672	$67,151	$109,873	$90,532

(1)	Includes amounts from discontinued operations.
Off-Balance Sheet Arrangements
Reserve Funds for Capital Expenditures
Certain of the Company's agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels' furniture, fixtures and equipment. Certain agreements require that the Company reserve cash. As of June 30, 2012, the Company held a total of $17.2 million of restricted cash reserves, $11.0 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover required capital expenditures under agreements that do not necessitate that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company's hotels. Additional sources of cash are the Company's senior unsecured credit facility, LHL's unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company's 31 unencumbered properties as of June 30, 2012, the sale of one or more properties, equity issuances available under the Company's shelf registration statement and the issuance of up to $146.1 million of common shares from time to time under the 2011 Agreement (see “Equity Issuances and Redemptions” below).
LHL is a wholly owned subsidiary of the Operating Partnership. Payments to the Operating Partnership are required pursuant to the terms of the lease agreements between LHL and the Operating Partnership relating to the properties owned by the Operating Partnership and leased by LHL. LHL's ability to make rent payments to the Operating Partnership and the Company's liquidity, including its ability to make distributions to shareholders, are dependent on the lessees' ability to generate sufficient cash flow from the operation of the hotels.

Debt Summary
Debt as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2012	December 31, 2011
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2016 (a)	$376,000	$265,000
LHL unsecured credit facility	Floating (b)	January 2016 (b)	4,409	0
Total borrowings under credit facilities			380,409	265,000
Term Loan	Floating (c)	May 2019	177,500	0
Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating (d)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hilton San Diego Gaslamp Quarter	5.35%	July 2012 (e)	0	59,600
Hotel Solamar	5.49%	December 2013	60,522	60,900
Hotel Deca	6.28%	August 2014	9,254	9,392
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	138,049	138,902
Indianapolis Marriott Downtown	5.99%	July 2016	100,740	101,319
Hotel Roger Williams	6.31%	August 2016	63,074	63,589
Mortgage loans at stated value			581,639	643,702
Unamortized loan premium (f)			158	195
Total mortgage loans			581,797	643,897
Total debt			$1,182,206	$951,397

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of June 30, 2012, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $376,000 was 2.25%. As of December 31, 2011, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $265,000 was 2.30%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date to January 2017.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of June 30, 2012, the rate, including the applicable margin, for LHL's outstanding LIBOR borrowings of $4,409 was 2.25%. There were no borrowings outstanding at December 31, 2011. LHL has the option, subject to certain terms and conditions, to extend the maturity date to January 2017.

(c)
Loan bears interest at a floating rate equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term, resulting in a fixed all-in interest rate of 3.87% at the Company's current leverage ratio (as defined in the agreement).

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2014, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have three one-year extension options and are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2012 were 0.85% and 0.19% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2011 were 0.75% and 0.12% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which effective February 14, 2012 changed from a flat 2.00% to a variable rate based on an applicable margin as defined in our senior unsecured credit agreement.

(e)	The Company repaid the mortgage loan on March 30, 2012 through borrowings on its senior unsecured credit facility.

(f)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $158 as of June 30, 2012 and $195 as of December 31, 2011.
A summary of the Company's interest expense and weighted average interest rates for variable rate debt for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Expense:
Interest incurred	$12,104	$9,801	$23,685	$19,470
Amortization of deferred financing costs	432	169	828	400
Capitalized interest	(33)	(42)	(232)	(160)
Interest expense	$12,503	$9,928	$24,281	$19,710

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	2.1%	1.0%	2.1%	1.1%
LHL unsecured credit facility	2.0%	1.0%	2.0%	1.1%
Massport Bonds	0.3%	0.2%	0.3%	0.3%
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
The carrying value and estimated fair value of the Company's debt as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30,	December 31,
	2012	2011
Carrying value	$1,182,206	$951,397
Estimated fair value	$1,203,757	$954,299
The carrying amounts of the Company's other financial instruments approximate fair value because of the relatively short maturities of these instruments.
As of June 30, 2012, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loan, bonds or mortgage loans. One of the mortgaged properties is expected to be subject to a cash trap (see "Mortgage Loans" below) beginning in the third quarter of 2012 as a result of the impact of a recent renovation on hotel operations. This cash trap will not have a material impact on the cash flow or the operations of the Company.
Credit Facilities
On December 14, 2011, the Company entered into a new $750.0 million senior unsecured credit facility with a syndicate of banks that replaced the Company's $450.0 million credit facility that was scheduled to mature on April 13, 2012. The new credit facility matures on January 30, 2016, subject to a one-year extension that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The new credit facility includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1.0 billion. Borrowings under the credit facility bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average unused portion of the credit facility during each quarterly period.
LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On December 14, 2011, LHL refinanced its credit facility that was scheduled to mature on April 13, 2012, extending the maturity date to January 30, 2016, subject to a one-year extension that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL's option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin.

Additionally, LHL is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average unused portion of the LHL credit facility during each quarterly period.
The Company's senior unsecured credit facility and LHL's unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default. There are currently no other contractual or other arrangements limiting payment of distributions by the Operating Partnership.
Term Loans
On May 16, 2012, the Company entered into a new $177.5 million unsecured loan with a seven-year term maturing on May 16, 2019 (the “Term Loan”). The Term Loan bears interest at a variable rate, but was swapped to a fixed interest rate for the full seven-year term (see “Derivative and Hedging Activities” below). The proceeds were used to redeem the Series D Preferred Shares and Series E Preferred Shares on May 21, 2012, and for general corporate purposes.
As of July 18, 2012, the Company has received commitments for a $300.0 million unsecured loan with a five-year term, which is expected to close by early August 2012. The loan will bear interest at a variable rate, but was swapped to a fixed rate of 2.68% for the full five-year term at the Company's current leverage ratio (as defined in the agreement). The proceeds will be used to pay down amounts outstanding under the Company's senior unsecured credit facility.  There is no assurance that the Company will be able to enter into a definitive agreement relating to the loan or, if it does, what the terms or timing of any such transaction will be.
Derivative and Hedging Activities
The Company enters into interest rate swap agreements to hedge against interest rate fluctuations. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the Term Loan's full seven-year term, resulting in a fixed all-in interest rate of 3.87% at the Company's current leverage ratio (as defined in the agreement). The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.
The Company records all derivative instruments at fair value in the consolidated balance sheets. The fair value of each derivative instrument is based on a discounted cash flow analysis of the expected cash flows. This analysis reflects the contractual terms of the derivative instrument, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities, which is classified within level 2 of the fair value hierarchy. As of June 30, 2012, the Company's derivative instruments are in a liability position, with an aggregate fair value of $4.7 million included in accounts payable and accrued expenses in the consolidated balance sheets. Since the hedges were deemed highly effective as of June 30, 2012, the Company recorded the decrease in fair value of $4.7 million to other comprehensive loss for the three and six months ended June 30, 2012, of which an immaterial amount was attributable to noncontrolling interests. As of June 30, 2012, there was $4.7 million in unrealized loss included in accumulated other comprehensive loss.
Mortgage Loans
On March 30, 2012, the Company repaid without fee or penalty the Hilton San Diego Gaslamp Quarter mortgage loan in the amount of $59.6 million plus accrued interest through borrowings on its senior unsecured credit facility. The loan was due to mature in July 2012.
The mortgage loans contain debt service coverage ratio thresholds related to the mortgaged properties. If the debt service coverage ratio for a specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel will automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows will be directed to the lender ("cash trap") until such time as the property again complies with the specified debt service coverage ratio or the mortgage is paid off.
Equity Issuances and Redemptions
From February 1, 2012 through February 14, 2012, the Company sold 1,714,939 common shares of beneficial interest, par value $0.01 per share, under the Company's equity distribution agreement dated March 4, 2011 (the “2011 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). After deducting the Manager's discounts and commissions of $0.6 million and other offering costs, the Company raised net proceeds of $46.5 million. The net proceeds were used to pay down amounts outstanding under the Company's senior unsecured credit facility and for general corporate purposes.
From May 18, 2012 through May 30, 2012, the Company sold 641,069 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement. After deducting the Manager's discounts and commissions of $0.2 million and other offering costs, the Company raised net proceeds of $17.3 million. The net proceeds were used to pay down amounts outstanding under the Company's senior unsecured credit facility and under the LHL credit facility, and for general corporate purposes. As of June 30, 2012, the Company had availability under the 2011 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $146.1 million.
On May 21, 2012, the Company redeemed all 3,170,000 outstanding Series D Preferred Shares and all 3,500,000 outstanding Series E Preferred Shares for $79.3 million and $87.5 million ($25.00 per share), respectively, plus accrued distributions through May 21, 2012 of $0.8 million and $1.0 million, respectively. The fair values of the Series D Preferred Shares and Series E Preferred Shares exceeded their carrying values by $2.3 million and $2.1 million, respectively, which are included in the determination of net income attributable to common shareholders for the three and six months ended June 30, 2012. The $2.3 million and $2.1 million represent the offering costs related to the Series D Preferred Shares and Series E Preferred Shares, respectively.
Sources and Uses of Cash
As of June 30, 2012, the Company had $24.4 million of cash and cash equivalents and $17.2 million of restricted cash reserves, $11.0 million of which was available for future capital expenditures. Additionally, the Company had $371.9 million available under the Company's senior unsecured credit facility, with $2.1 million reserved for outstanding letters of credit, and $20.6 million available under LHL's unsecured credit facility.
Net cash provided by operating activities was $92.8 million for the six months ended June 30, 2012 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $178.5 million for the six months ended June 30, 2012 primarily due to the purchase of Hotel Palomar, Washington, DC and outflows for improvements and additions at the hotels, partially offset by net proceeds from restricted cash reserves.
Net cash provided by financing activities was $89.9 million for the six months ended June 30, 2012 primarily due to net proceeds from the credit facilities, proceeds from the Term Loan and net proceeds from the common share offerings, partially offset by payment for the redemption of preferred shares, mortgage loan repayments, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, property acquisitions, distributions on the preferred shares and the minimum distribution required to maintain the Company's REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company's senior unsecured credit facility or LHL's unsecured credit facility, additional unsecured financing, secured financing on any of the Company's 31 unencumbered properties, potential property sales, equity issuances available under the Company's shelf registration statement and the issuance of up to $146.1 million of common shares from time to time under the 2011 Agreement. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company's senior unsecured credit facility or LHL's unsecured credit facility, additional unsecured financing, secured financing on any of the Company's 31 unencumbered properties, potential property sales or the issuance of additional equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company's senior unsecured credit facility or LHL's unsecured credit facility, additional unsecured financing, secured financing on any of the Company's 31 unencumbered properties, potential property sales, estimated cash flows from operations, equity issuances available under the Company's shelf registration statement and the issuance of up to $146.1 million of common shares from time to time under the 2011 Agreement. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.

Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.
Contractual Obligations
The following is a summary of the Company's obligations and commitments as of June 30, 2012 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$695,068	$38,471	$137,913	$518,684	$0
Borrowings under credit facilities (2)	411,507	8,678	17,356	385,473	0
Rents (3)	250,303	5,665	11,367	11,466	221,805
Massport Bonds (1)	43,159	116	233	233	42,577
Term Loan (4)	225,425	6,969	13,938	13,958	190,560
Purchase commitments (5)
Purchase orders and letters of commitment	24,050	24,050	0	0	0
Total obligations and commitments	$1,649,512	$83,949	$180,807	$929,814	$454,942

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Interest expense is calculated based on the variable rate as of June 30, 2012. It is assumed that the outstanding debt as of June 30, 2012 will be repaid upon maturity with interest-only payments until then.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
Amounts include principal and interest. Loan bears interest at a floating rate equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term, resulting in a fixed all-in interest rate of 3.87% at the Company's current leverage ratio (as defined in the agreement). It is assumed that the outstanding debt as of June 30, 2012 will be repaid upon maturity with fixed interest-only payments until then.

(5)
As of June 30, 2012, purchase orders and letters of commitment totaling approximately $24.1 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three and six months ended June 30, 2012 and 2011:

	For the three months ended			For the six months ended
	June 30,			June 30,
	2012	2011	Variance	2012	2011	Variance
Occupancy	83.4%	85.1%	-2.0%	77.7%	77.8%	-0.1%
ADR	$215.92	$204.01	5.8%	$198.07	$189.02	4.8%
RevPAR	$180.14	$173.61	3.8%	$153.97	$147.08	4.7%
The above hotel statistics include adjustments made for presentation of comparable information.
Inflation
The Company relies entirely on the performance of the hotels and their ability to increase revenues to keep pace with inflation. The hotel operators can change room rates quickly, but competitive pressures may limit the hotel operators' abilities to raise rates faster than inflation or even at the same rate.
The Company's expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and hotel operating expenses) are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for energy costs, liability insurance, property tax rates, employee benefits and some wages, which are expected to increase at rates higher than inflation, and except for instances in which the properties are subject to periodic real estate tax reassessments.
Seasonality
The Company's hotels' operations historically have been seasonal. Taken together, the hotels maintain higher occupancy rates during the second and third quarters of each year. These seasonality patterns can be expected to cause fluctuations in the quarterly hotel operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company's variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging." As of June 30, 2012, $422.9 million of the Company's aggregate indebtedness (35.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the Term Loan since the Company swapped its variable interest rate to a fixed interest rate.
If market rates of interest on the Company's variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $1.1 million annually. This assumes that the amount outstanding under the Company's variable rate debt remains at $422.9 million, the balance as of June 30, 2012.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2012. There were no changes to the Company's internal control over financial reporting during the second quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. Other Information

Item 1.	Legal Proceedings
The nature of hotel operations exposes the Company and its hotels to the risk of claims and litigation in the normal course of their business. The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on July 18, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	July 18, 2012	BY:	/s/ BRUCE A. RIGGINS
Bruce A. Riggins
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on July 18, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements