Form 10-Q
period 2012-09-30
LaSalle Hotel Properties
filed 2012-10-17
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at October 17, 2012
Common Shares of Beneficial Interest ($0.01 par value)	86,260,744
7 ¼% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	6,348,888
7 ½% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$2,826,053	$2,712,174
Note receivable (net of unamortized discount of $4,093) (Note 3)	67,907	0
Property under development	7,208	21,346
Cash and cash equivalents	5,683	20,225
Restricted cash reserves (Note 5)	16,716	16,969
Hotel receivables (net of allowance for doubtful accounts of $403 and $321, respectively)	40,360	23,760
Deferred financing costs, net	8,823	6,235
Deferred tax assets (Note 9)	1,469	5,250
Prepaid expenses and other assets	34,190	27,316
Total assets	$3,008,409	$2,833,275
Liabilities:
Borrowings under credit facilities (Note 4)	$209,586	$265,000
Term loans (Note 4)	377,500	0
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $138 and $195, respectively) (Note 4)	580,548	643,897
Accounts payable and accrued expenses	99,424	78,407
Advance deposits	15,903	12,085
Accrued interest	3,869	3,492
Distributions payable	21,478	16,651
Total liabilities	1,350,808	1,062,032
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value (liquidation preference of $227,472 and $394,222, respectively), 40,000,000 shares authorized; 9,098,888 and 15,768,888 shares issued and outstanding, respectively (Note 6)	91	158
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 86,280,358 shares issued and 86,264,876 outstanding, and 85,176,506 shares issued and 83,786,932 shares outstanding, respectively (Note 6)	863	851
Treasury shares, at cost (Note 6)	(451)	(24,543)
Additional paid-in capital, net of offering costs of $62,707 and $66,146, respectively	1,908,755	2,029,145
Accumulated other comprehensive loss (Note 4)	(8,505)	0
Distributions in excess of retained earnings	(248,857)	(239,998)
Total shareholders’ equity	1,651,896	1,765,613
Noncontrolling Interests:
Noncontrolling interests in consolidated entity	9	17
Noncontrolling interests of common units in Operating Partnership (Notes 2 and 6)	5,696	5,613
Total noncontrolling interests	5,705	5,630
Total equity	1,657,601	1,771,243
Total liabilities and equity	$3,008,409	$2,833,275
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Hotel operating revenues:
Room	$167,437	$133,152	$449,315	$356,070
Food and beverage	52,896	50,554	156,298	142,999
Other operating department	15,410	14,256	42,105	37,374
Total hotel operating revenues	235,743	197,962	647,718	536,443
Other income	1,254	1,166	3,693	3,585
Total revenues	236,997	199,128	651,411	540,028
Expenses:
Hotel operating expenses:
Room	39,662	30,920	112,203	86,893
Food and beverage	37,751	34,669	111,488	99,249
Other direct	5,659	5,895	15,843	15,737
Other indirect (Note 8)	54,532	48,411	157,725	136,465
Total hotel operating expenses	137,604	119,895	397,259	338,344
Depreciation and amortization	31,480	27,765	92,911	83,572
Real estate taxes, personal property taxes and insurance	11,254	9,199	32,930	26,470
Ground rent (Note 5)	2,627	2,485	6,613	5,861
General and administrative	5,172	4,185	14,635	12,919
Acquisition transaction costs (Note 3)	156	153	4,057	574
Other expenses	922	668	2,391	1,749
Total operating expenses	189,215	164,350	550,796	469,489
Operating income	47,782	34,778	100,615	70,539
Interest income	2,060	8	2,086	22
Interest expense	(14,110)	(9,856)	(38,391)	(29,566)
Income before income tax expense and discontinued operations	35,732	24,930	64,310	40,995
Income tax expense (Note 9)	(4,943)	(3,125)	(6,920)	(5,670)
Income from continuing operations	30,789	21,805	57,390	35,325
Discontinued operations (Note 3):
Income from operations of property disposed of	0	760	0	441
Income tax expense (Note 9)	0	(244)	0	(112)
Net income from discontinued operations	0	516	0	329
Net income	30,789	22,321	57,390	35,654
Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity	0	0	0	2
Noncontrolling interests of common units in Operating Partnership (Notes 2 and 6)	(116)	0	(224)	0
Net (income) loss attributable to noncontrolling interests	(116)	0	(224)	2
Net income attributable to the Company	30,673	22,321	57,166	35,656
Distributions to preferred shareholders	(4,166)	(7,402)	(17,567)	(22,550)
Issuance costs of redeemed preferred shares (Note 6)	0	0	(4,417)	(731)
Net income attributable to common shareholders	$26,507	$14,919	$35,182	$12,375

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Earnings per Common Share - Basic:
Net income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.31	$0.17	$0.41	$0.15
Discontinued operations	0.00	0.01	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.31	$0.18	$0.41	$0.15
Earnings per Common Share - Diluted:
Net income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.31	$0.17	$0.41	$0.15
Discontinued operations	0.00	0.01	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.31	$0.18	$0.41	$0.15
Weighted average number of common shares outstanding:
Basic	85,876,584	84,640,196	85,278,331	80,392,686
Diluted	86,056,957	84,752,112	85,449,543	80,559,299

Comprehensive Income:
Net income	$30,789	$22,321	$57,390	$35,654
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments (Note 4)	(3,839)	0	(8,534)	0
Comprehensive income	26,950	22,321	48,856	35,654
Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity	0	0	0	2
Noncontrolling interests of common units in Operating Partnership (Notes 2 and 6)	(103)	0	(195)	0
Comprehensive (income) loss attributable to noncontrolling interests	(103)	0	(195)	2
Comprehensive income attributable to the Company	$26,847	$22,321	$48,661	$35,656
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest in Consolidated Entity	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$141	$731	$(28)	$1,659,258	$0	$(216,635)	$1,443,467	$33	$0	$33	$1,443,500
Issuance of shares, net of offering costs	28	120	258	393,601	0	0	394,007	0	0	0	394,007
Redemption of preferred shares	(11)	0	0	(26,758)	0	(731)	(27,500)	0	0	0	(27,500)
Repurchase of common shares into treasury	0	0	(21,588)	0	0	0	(21,588)	0	0	0	(21,588)
Options exercised	0	0	0	83	0	0	83	0	0	0	83
Deferred compensation, net	0	0	2,828	291	0	0	3,119	0	0	0	3,119
Redeemable noncontrolling interest	0	0	0	0	0	2	2	0	0	0	2
Distributions on issued long-term performance-based share awards	0	0	0	0	0	(38)	(38)	0	0	0	(38)
Distributions on common shares ($0.33 per share)	0	0	0	0	0	(27,000)	(27,000)	0	0	0	(27,000)
Distributions on preferred shares	0	0	0	0	0	(22,550)	(22,550)	(8)	0	(8)	(22,558)
Net income	0	0	0	0	0	35,654	35,654	0	0	0	35,654
Balance, September 30, 2011	$158	$851	$(18,530)	$2,026,475	$0	$(231,298)	$1,777,656	$25	$0	$25	$1,777,681

Balance, December 31, 2011	$158	$851	$(24,543)	$2,029,145	$0	$(239,998)	$1,765,613	$17	$5,613	$5,630	$1,771,243
Issuance of shares, net of offering costs	0	12	22,847	41,444	0	0	64,303	0	0	0	64,303
Redemption of preferred shares	(67)	0	0	(162,266)	0	(4,417)	(166,750)	0	0	0	(166,750)
Repurchase of common shares into treasury	0	0	(1,210)	0	0	0	(1,210)	0	0	0	(1,210)
Options exercised	0	0	0	74	0	0	74	0	0	0	74
Adjustments to issuance of units	0	0	0	0	0	0	0	0	(746)	(746)	(746)
Deferred compensation, net	0	0	2,455	1,143	0	0	3,598	0	0	0	3,598
Adjustments to noncontrolling interests	0	0	0	(785)	0	0	(785)	0	785	785	0
Distributions on issued long-term performance-based share awards	0	0	0	0	0	(56)	(56)	0	0	0	(56)
Distributions on common shares/units ($0.51 per share/unit)	0	0	0	0	0	(43,985)	(43,985)	0	(151)	(151)	(44,136)
Distributions on preferred shares	0	0	0	0	0	(17,567)	(17,567)	(8)	0	(8)	(17,575)
Net income	0	0	0	0	0	57,166	57,166	0	224	224	57,390
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(8,505)	0	(8,505)	0	(29)	(29)	(8,534)
Balance, September 30, 2012	$91	$863	$(451)	$1,908,755	$(8,505)	$(248,857)	$1,651,896	$9	$5,696	$5,705	$1,657,601
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$57,390	$35,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,911	83,572
Amortization of deferred financing costs, mortgage premium and note receivable discount	806	515
Gain on sale of property	0	(760)
Deferred compensation	3,598	3,119
Allowance for doubtful accounts	82	(801)
Changes in assets and liabilities:
Restricted cash reserves	(877)	1,289
Hotel receivables	(16,418)	(6,059)
Deferred tax assets	3,781	4,335
Prepaid expenses and other assets	(6,938)	(2,392)
Accounts payable and accrued expenses	14,225	4,473
Advance deposits	3,608	4,928
Accrued interest	377	(147)
Net cash provided by operating activities	152,545	127,726
Cash flows from investing activities:
Improvements and additions to properties	(51,425)	(34,387)
Acquisition of properties	(142,944)	(102,335)
Purchase of office furniture and equipment	(63)	(86)
Acquisition of note receivable	(67,416)	0
Restricted cash reserves	1,130	(1,805)
Proceeds from sale of property	0	19,727
Net cash used in investing activities	(260,718)	(118,886)
Cash flows from financing activities:
Borrowings under credit facilities	386,920	164,183
Repayments under credit facilities	(442,334)	(284,376)
Borrowings on term loans	377,500	0
Repayments of mortgage loans	(63,292)	(1,191)
Payment of deferred financing costs	(4,202)	0
Purchase of treasury shares	(1,210)	(21,588)
Proceeds from exercise of stock options	74	83
Proceeds from issuance of preferred shares	0	68,750
Payment of preferred offering costs	0	(2,380)
Proceeds from issuance of common shares	64,786	331,030
Payment of common offering costs	(977)	(3,559)
Distributions on issued long-term performance-based share awards	(56)	(38)
Redemption of preferred shares	(166,750)	(27,500)
Distributions on preferred shares	(20,811)	(21,845)
Distributions on common shares/units	(36,017)	(25,746)
Net cash provided by financing activities	93,631	175,823
Net change in cash and cash equivalents	(14,542)	184,663
Cash and cash equivalents, beginning of period	20,225	13,000
Cash and cash equivalents, end of period	$5,683	$197,663
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
As of September 30, 2012, the Company owned interests in 38 hotels with approximately 10,200 guest rooms located in nine states and the District of Columbia. Each hotel is leased to LHL (see Note 8) or a wholly owned subsidiary of LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2012 and December 2015. Lease revenue from LHL and its wholly owned subsidiaries is eliminated in consolidation. A third-party or non-affiliated hotel operator manages each hotel, which is also subject to a hotel management agreement.
Substantially all of the Company’s assets are held by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units in the Operating Partnership at September 30, 2012. The remaining 0.3% is held by limited partners who held 296,300 common units in the Operating Partnership at September 30, 2012. See Note 6 for additional disclosures on common units in the Operating Partnership.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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

The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses, recorded on the Company’s consolidated statements of operations and comprehensive income based on an aggregate estimate, are fairly stated.
Share-Based Compensation
From time to time, the Company awards nonvested shares under the 2009 Equity Incentive Plan (“2009 Plan”), which has approximately six years remaining, as compensation to officers, employees and non-employee trustees (see Note 7). The shares issued to officers and employees vest over three to nine years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.
Noncontrolling Interests
Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under this guidance, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.
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
As of September 30, 2012, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the outside preferred ownership interests in a subsidiary and (ii) the common units in the Operating Partnership held by third parties.
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
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivative instruments. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and are recorded on the balance sheet at fair value, with offsetting changes recorded to other comprehensive income (loss). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging. The Company entered into derivative instruments during the second and third quarters of 2012 (see Note 4).
Notes Receivable
Notes receivable are carried at cost, net of any premiums or discounts which are recognized as an adjustment of yield over the remaining life of the note using the effective interest method. Interest income is recorded on the accrual basis consistent with the terms of the notes receivable. A note is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest contractually due. Interest previously accrued but not collected becomes part of the Company's recorded investment in the note receivable for purposes of assessing impairment. The Company applies interest payments received on non-accrual notes receivable first to accrued interest and then as interest income. Notes receivable return to accrual status when contractually current and the collection of future payments is reasonably assured. The Company has no notes receivable that are impaired or in non-accrual status. The Company acquired a note receivable during the third quarter of 2012 (see Note 3).

3.	Investment in Hotel Properties
Investment in hotel properties is net of accumulated depreciation of $800,919 and $708,436 as of September 30, 2012 and December 31, 2011, respectively.
On March 8, 2012, the Company acquired a 100% fee simple interest in the Hotel Palomar, Washington, DC, a 335-room urban, full-service hotel located in Washington, DC, for $143,839. The sources of the funding for the acquisition were proceeds from prior issuances of common shares of beneficial interest under the 2011 Agreement (as defined below in Note 6) and borrowings under the Company’s senior unsecured credit facility. The property is leased to LHL and managed by Kimpton Hotel & Restaurant Group, L.L.C. The Company recorded the acquisition at fair value using model-derived valuations, with the purchase price allocated to investment in hotel properties and hotel working capital assets and liabilities. In connection with this acquisition, the Company incurred acquisition transaction costs of zero and $3,594 that were expensed as incurred during the three and nine months ended September 30, 2012, respectively, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
During the first quarter of 2012, the Company finalized its allocation of the purchase price of Park Central Hotel, which was acquired on December 29, 2011, upon receiving certain valuation-related information. The final determination resulted in a decrease of $746 to investment in hotel properties and noncontrolling interests of common units in Operating Partnership. In connection with this acquisition, the Company incurred acquisition transaction costs of $65 and $304 that were expensed as incurred during the three and nine months ended September 30, 2011, respectively, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
In connection with the acquisition of Viceroy Santa Monica on March 16, 2011, the Company incurred acquisition transaction costs of zero and $182 that were expensed as incurred during the three and nine months ended September 30, 2011, respectively, and zero and $100 during the three and nine months ended September 30, 2012, respectively, related to the finalization of acquisition accounting, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
In connection with the acquisition of Villa Florence on October 5, 2011, the Company incurred acquisition transaction costs of $88 that were expensed as incurred during the three and nine months ended September 30, 2011, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
Note Receivable
On July 13, 2012, the Company acquired a performing mezzanine loan secured by pledges of ownership interests of the entities that own the underlying hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The Company acquired the note at a discount of $4,584 for a total purchase price of $67,416 before closing costs. The loan bears interest at 9.76% with interest-only payments to be received monthly through the maturity date of May 11, 2014. The mezzanine loan is subordinate to a $310,000 first mortgage loan secured by the properties that also matures on May 11, 2014. In connection with the acquisition of the mezzanine loan, the Company incurred acquisition transaction costs of $156 and $363 during the three and nine months ended September 30, 2012, respectively, which expenses are included in the accompanying consolidated statements of operations and comprehensive income. The carrying amount of the mezzanine loan approximates fair value.

Condensed Pro Forma Financial Information
The results of operations of acquired properties are included in the consolidated statements of operations and comprehensive income beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the following 2011 acquisitions had been consummated prior to January 1, 2010, the beginning of the reporting period prior to acquisition. In addition, for purposes of the unaudited condensed pro forma financial information only, the January 21, 2011 through February 16, 2011 issuance of 2,619,811 common shares of beneficial interest, the March 24, 2011 through April 11, 2011 issuance of 1,436,881 common shares of beneficial interest, the April 29, 2011 issuance of 7,896,612 common shares of beneficial interest and the July 7, 2011 issuance of 8,016 common shares of beneficial interest are presented as if the issuances had occurred as of January 1, 2011. No adjustments have been made to the unaudited condensed pro forma financial information presented below for the March 8, 2012 acquisition of Hotel Palomar, Washington, DC, as the acquisition was not significant to the Company’s consolidated financial statements, or the 2011 preferred share issuance and redemption, the 2011 common share repurchases or the 2012 common share issuances, since those transactions have no relation to the 2011 acquisitions. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the acquisitions been consummated on January 1, 2010, nor does it purport to represent the results of operations for future periods. The unaudited condensed pro forma financial information has not been adjusted for property sales.
Adjustments have been made to the unaudited pro forma financial information for the following acquisitions:

Property	Acquisition Date
Viceroy Santa Monica	March 16, 2011
Villa Florence	October 5, 2011
Park Central Hotel	December 29, 2011
The unaudited condensed pro forma financial information for the three and nine months ended September 30, 2011 is as follows:

	For the three months ended	For the nine months ended
	September 30, 2011	September 30, 2011
	(unaudited)	(unaudited)
Total revenues	$223,790	$610,703
Net income	$23,737	$37,521
Net income attributable to common shareholders	$16,335	$14,242
Earnings per common share - basic	$0.19	$0.17
Earnings per common share - diluted	$0.19	$0.17
Weighted average number of common shares outstanding:
Basic	84,652,730	84,687,289
Diluted	84,764,646	84,853,902
Discontinued Operations
On January 12, 2011, the Company sold the Sheraton Bloomington Hotel Minneapolis South for $20,000. Since the property was under contract for sale during the fourth quarter of 2010, it was considered held for sale as of December 31, 2010 and the related impairment loss of $3,223 was included in fourth quarter 2010 results. Accordingly, the operating results of the property from the Company’s period of ownership are included in discontinued operations for the nine months ended September 30, 2011.
On September 1, 2010, the Company sold the Seaview Resort, but retained responsibility for the repair of its roof and recorded a liability for related costs, the majority of which were covered by insurance proceeds. During the third quarter of 2011, the Company entered into a settlement agreement with the purchaser of the Seaview Resort, which released the Company of any future responsibility for the repair of the roof, and recognized a gain of $760 representing the unpaid liability balance after settlement.

The following is a summary of the results of the properties classified in discontinued operations:

	For the three months ended	For the nine months ended
	September 30, 2011	September 30, 2011
Operating revenues	$0	$495
Operating expenses	0	814
Loss from operations before gain	0	(319)
Gain on sale	760	760
Income from operations	760	441
Income tax expense	(244)	(112)
Net income from discontinued operations	$516	$329

4.	Long-Term Debt
Debt Summary
Debt as of September 30, 2012 and December 31, 2011 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	September 30, 2012	December 31, 2011
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2016 (a)	$201,000	$265,000
LHL unsecured credit facility	Floating (b)	January 2016 (b)	8,586	0
Total borrowings under credit facilities			209,586	265,000
Term loans
First Term Loan	Floating (c)	May 2019	177,500	0
Second Term Loan	Floating (c)	August 2017	200,000	0
Total term loans			377,500	0
Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating (d)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hilton San Diego Gaslamp Quarter	5.35%	July 2012 (e)	0	59,600
Hotel Solamar	5.49%	December 2013	60,334	60,900
Hotel Deca	6.28%	August 2014	9,183	9,392
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	137,625	138,902
Indianapolis Marriott Downtown	5.99%	July 2016	100,452	101,319
Hotel Roger Williams	6.31%	August 2016	62,816	63,589
Mortgage loans at stated value			580,410	643,702
Unamortized loan premium (f)			138	195
Total mortgage loans			580,548	643,897
Total debt			$1,210,134	$951,397

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of September 30, 2012, the rates, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $157,000 and $44,000 were 2.22% and 2.23%, respectively. As of December 31, 2011, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $265,000 was 2.30%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date to January 2017.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of September 30, 2012, the rate, including the applicable margin, for LHL's outstanding LIBOR borrowings of $8,586 was 2.21%. There were no borrowings outstanding at December 31, 2011. LHL has the option, subject to certain terms and conditions, to extend the maturity date to January 2017.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan and the full five-year term, including a one-year extension subject to certain conditions, of the Second Term Loan, resulting in fixed all-in interest rates of 3.87% and 2.68%, respectively, at the Company's current leverage ratio (as defined in the agreements).

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2014, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have three one-year extension options and are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of September 30, 2012 were 0.61% and 0.20% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2011 were 0.75% and 0.12% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which effective February 14, 2012 changed from a flat 2.00% to a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement.

(e)	The Company repaid the mortgage loan on March 30, 2012 through borrowings on its senior unsecured credit facility.

(f)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $138 as of September 30, 2012 and $195 as of December 31, 2011.
A summary of the Company’s interest expense and weighted average interest rates for variable rate debt for the three and nine months ended September 30, 2012 and 2011 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Expense:
Interest incurred	$13,611	$9,781	$37,296	$29,251
Amortization of deferred financing costs	526	170	1,354	570
Capitalized interest	(27)	(95)	(259)	(255)
Interest expense	$14,110	$9,856	$38,391	$29,566

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	2.3%	N/A	2.2%	1.1%
LHL unsecured credit facility	2.2%	N/A	2.1%	1.1%
Massport Bonds	0.2%	0.2%	0.3%	0.2%
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
The carrying value and estimated fair value of the Company’s debt as of September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Carrying value	$1,210,134	$951,397
Estimated fair value	$1,228,640	$954,299
See Note 3 for consideration of the fair value of the Company's note receivable. The carrying amounts of the Company’s other financial instruments approximate fair value because of the relatively short maturities of these instruments.
As of September 30, 2012, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loan, bonds or mortgage loans. Depending on operating results and lender requirements, one of the mortgaged properties may be subject to a cash trap (see "Mortgage Loans" below) as a result of the impact of a recent renovation on hotel operations. This cash trap will not have a material impact on the cash flow or the operations of the Company.
Credit Facilities
On December 14, 2011, the Company entered into a new $750,000 senior unsecured credit facility with a syndicate of banks that replaced the Company's $450,000 credit facility that was scheduled to mature on April 13, 2012. The new credit facility matures on January 30, 2016, subject to a one-year extension that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The new credit facility includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1,000,000. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On December 14, 2011, LHL refinanced its credit facility that was scheduled to mature on April 13, 2012, extending the maturity date to January 30, 2016, subject to a one-year extension that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility.
The Company's senior unsecured credit facility and LHL's unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Term Loans
On May 16, 2012, the Company entered into a new $177,500 unsecured loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate for the full seven-year term (see “Derivative and Hedging Activities” below). The proceeds were used to redeem the Company's Series D Preferred Shares and Series E Preferred Shares on May 21, 2012 (see Note 6) and for general corporate purposes.
On August 2, 2012, the Company entered into a new $300,000 unsecured loan with a five-year term maturing on August 2, 2017, including a one-year extension subject to certain conditions (the "Second Term Loan"). At closing, $200,000 of the Second Term Loan proceeds were funded. The Company has the flexibility to draw the remaining $100,000 of proceeds anytime during the 95-day post closing period. The Second Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate for the full five-year term (see "Derivative and Hedging Activities below"). The proceeds were used to reduce amounts outstanding under the Company's senior unsecured facility and for general corporate purposes.
The Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company enters into interest rate swap agreements to hedge against interest rate fluctuations. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) ("OCL"). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) ("AOCL") related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company's variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the First Term Loan's full seven-year term, resulting in a fixed all-in interest rate of 3.87% at the Company's current leverage ratio (as defined in the agreement). Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000, of which $200,000 was drawn as of September 30, 2012, for the Second Term Loan's full five-year term, including a one-year extension subject to certain conditions, resulting in a fixed all-in interest rate of 2.68% at the Company's current leverage ratio (as defined in the agreement). The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.

The following table presents the effect of derivative instruments on the Company's consolidated statements of operations and comprehensive income, including the location and amount of unrealized loss on outstanding derivative instruments in cash flow hedging relationships, for the three and nine months ended September 30, 2012:

	Amount of Loss Recognized in OCL on Derivative Instruments		Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended	For the nine months ended		For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012		September 30, 2012	September 30, 2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	$3,839	$8,534	Interest expense	$780	$1,082
During the three and nine months ended September 30, 2012, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
The Company records all derivative instruments at fair value in the consolidated balance sheets. The fair value of each derivative instrument is based on a discounted cash flow analysis of the expected cash flows. This analysis reflects the contractual terms of the derivative instrument, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities, which is classified within level 2 of the fair value hierarchy (see Note 2). As of September 30, 2012, there was $8,534 in cumulative unrealized loss, of which $8,505 was included in AOCL and $29 was attributable to noncontrolling interests. The Company expects that approximately $3,508 will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months.
The following table presents the location and fair value of the Company's derivative financial instruments as reported in the consolidated balance sheets as of September 30, 2012:

		Fair Value
	Consolidated Balance Sheet Location	September 30, 2012
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate swaps	Accounts payable and accrued expenses	$8,534
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
Ground, Land and Building, and Air Rights Leases
Six of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar and Viceroy Santa Monica are subject to ground leases under non-cancelable operating leases expiring from March 2026 to December 2102. The ground lease at Harborside Hyatt Conference Center & Hotel expires in 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year. The ground lease at Viceroy Santa Monica is subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $114 and $342 for the three and nine months ended

September 30, 2012, respectively, and $116 and $232 for the three and nine months ended September 30, 2011, respectively, which is included in total ground rent expense below.
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
Total ground rent expense for the three and nine months ended September 30, 2012 was $2,627 and $6,613, respectively. Total ground rent expense for the three and nine months ended September 30, 2011 was $2,485 and $5,871, respectively, of which zero and $10, respectively, is related to part of the parking lot at Sheraton Bloomington Hotel Minneapolis South, which is included in discontinued operations for all periods presented. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds. Future minimum rent payments (without reflecting future applicable Consumer Price Index increases) are as follows:

2012	$1,416
2013	5,671
2014	5,684
2015	5,696
2016	5,738
Thereafter	224,683
$248,888
Reserve Funds for Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Certain of the agreements require that the Company reserve this cash in separate accounts. As of September 30, 2012, $10,455 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover required capital expenditures under the agreements that do not necessitate that the Company separately reserve cash.
Restricted Cash Reserves
At September 30, 2012, the Company held $16,716 in restricted cash reserves. Included in such amounts are (i) $10,455 of reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) $5,182 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $1,079 held by insurance companies on the Company’s behalf to be refunded or applied to future liabilities.
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
On January 25 and 26, 2012, the Company issued 70,449 restricted common shares of beneficial interest to the Company’s executives and employees. On July 19, 2012, the Company issued 695 restricted common shares of beneficial interest to the Company’s employees. The restricted shares vest over three years, starting January 1, 2013, subject to continued employment. These common shares of beneficial interest were issued under the 2009 Plan.
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
From May 18, 2012 through May 30, 2012, the Company sold 641,069 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement. After deducting the Manager's discounts and commissions of $219, the Company raised net proceeds of $17,328. On August 8, 2012, the Company sold 3,100 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement. After deducting the Manager's discounts and commissions of $1, the Company raised net proceeds of $83. The net proceeds were used to pay down amounts outstanding under the Company's senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. During the nine months ended September 30, 2012, the Company incurred additional offering costs of $168 related to maintaining the 2011 Agreement. As of September 30, 2012, the Company had availability under the 2011 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $146,024.
Common Dividends
The Company paid the following dividends on common shares/units during the nine months ended September 30, 2012:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.11	December 31, 2011	December 31, 2011	January 13, 2012
$0.11	March 31, 2012	March 31, 2012	April 13, 2012
$0.20	June 30, 2012	June 29, 2012	July 13, 2012
Treasury Shares
Treasury shares are accounted for under the cost method. During the nine months ended September 30, 2012, the Company received 46,670 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested.
On August 29, 2011, the Company’s Board of Trustees authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of September 30, 2012, the Company had availability under the Repurchase Program to acquire up to $75,498 of common shares of beneficial interest. However, the Company is not currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares. If authorized by its Board of Trustees, the Company may resume using the Repurchase Program on a future date.
During the nine months ended September 30, 2012, the Company re-issued 8,928 treasury shares related to earned 2011 compensation for the Board of Trustees in January 2012, 10,535 treasury shares related to the issuance of common shares of beneficial interest to a member of the Board of Trustees for accumulated deferred shares issued as compensation for years 2007 through 2011 upon her resignation in January 2012, 141,043 treasury shares related to the grants of restricted common shares of beneficial interest in January 2012 and July 2012 and 1,260,256 treasury shares related to the sale of common shares of beneficial interest under the 2011 Agreement in February 2012.
At September 30, 2012, there were 15,482 common shares of beneficial interest in treasury.
Preferred Shares
On March 14, 2011, the Company redeemed all 1,100,000 outstanding 8 3/8% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") for $27,500 ($25.00 per share) plus accrued distributions through March 14, 2011 of $473. The redemption value of the Series B Preferred Shares exceeded the carrying value of the Series B Preferred Shares by $731, which is included in the determination of net income attributable to common shareholders for the nine months ended September 30, 2011. The $731 represents the offering costs related to the Series B Preferred Shares.
On May 21, 2012, the Company redeemed all 3,170,000 outstanding 7 ½% Series D Cumulative Redeemable Preferred Shares ("Series D Preferred Shares") and all 3,500,000 outstanding 8% Series E Cumulative Redeemable Preferred Shares ("Series E Preferred Shares") for $79,250 and $87,500 ($25.00 per share), respectively, plus accrued distributions through May 21, 2012 of $842 and $992, respectively. The redemption values of the Series D Preferred Shares and Series E Preferred Shares exceeded their carrying values by $2,273 and $2,144, respectively, which are included in the determination of net income attributable to common shareholders for the nine months ended September 30, 2012. The $2,273 and $2,144 represent the offering costs related to the Series D Preferred Shares and Series E Preferred Shares, respectively.
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
The following Preferred Shares were outstanding as of September 30, 2012:

Security Type	Number of Shares
7 ¼% Series G Preferred Shares	6,348,888
7 ½% Series H Preferred Shares	2,750,000

Preferred Dividends
The Company paid the following dividends on preferred shares during the nine months ended September 30, 2012:

	Dividend per	For the
Security Type	Share (1)	Quarter Ended	Record Date	Payable Date
7 ½% Series D	$0.47	December 31, 2011	January 1, 2012	January 13, 2012
8% Series E	$0.50	December 31, 2011	January 1, 2012	January 13, 2012
7 ¼% Series G	$0.45	December 31, 2011	January 1, 2012	January 13, 2012
7 ½% Series H	$0.47	December 31, 2011	January 1, 2012	January 13, 2012
7 ½% Series D	$0.47	March 31, 2012	April 1, 2012	April 13, 2012
8% Series E	$0.50	March 31, 2012	April 1, 2012	April 13, 2012
7 ¼% Series G	$0.45	March 31, 2012	April 1, 2012	April 13, 2012
7 ½% Series H	$0.47	March 31, 2012	April 1, 2012	April 13, 2012
7 ½% Series D	$0.27	June 30, 2012	May 21, 2012	May 21, 2012
8% Series E	$0.28	June 30, 2012	May 21, 2012	May 21, 2012
7 ¼% Series G	$0.45	June 30, 2012	July 1, 2012	July 13, 2012
7 ½% Series H	$0.47	June 30, 2012	July 1, 2012	July 13, 2012

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
Noncontrolling Interests of Common Units in Operating Partnership
As of September 30, 2012, the Operating Partnership had 296,300 common units of limited partnership interest outstanding, representing a 0.3% partnership interest held by the limited partners. As of September 30, 2012, approximately $7,908 of cash or the equivalent value in common shares, at the Company's option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $7,908 is based on the Company's closing common share price of $26.69 on September 30, 2012, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. The outstanding common units of limited partnership interest are subject to a required hold period that ends on December 28, 2013, after which they are convertible into a like number of common shares of beneficial interest of the Company.
The following schedule presents the effects of changes in the Company's ownership interest in the Operating Partnership on the Company's equity:

	For the nine months ended
	September 30,
	2012	2011
Net income attributable to common shareholders	$35,182	$12,375
Decrease in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	(785)	0
Change in the Company's ownership interest from net income and adjustments to noncontrolling interests	$34,397	$12,375

7.	Equity Incentive Plan
At the 2009 Annual Meeting of Shareholders held on April 23, 2009, the common shareholders approved the 2009 Plan, under which the Company may issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, performance shares, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019. The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair market value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three to five year period, with certain awards vesting over periods of up to nine years. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. There were no stock options outstanding as of September 30, 2012. At September 30, 2012, there were 1,428,969 common shares available for future grant under the 2009 Plan.
Service Condition Nonvested Share Awards
From time to time, the Company awards nonvested shares under the 2009 Plan to members of the Board of Trustees, executives, and employees. The nonvested shares vest over three to nine years based on continued service or employment. The Company measures compensation costs for the nonvested shares based upon the fair market value of its common shares at the date of grant. Compensation costs are recognized on a straight-line basis over the vesting period and are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.
A summary of the Company’s service condition nonvested shares as of September 30, 2012 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2012	384,754	$25.07
Granted	71,144	27.02
Vested	(118,421)	16.45
Forfeited	0	0.00
Nonvested at September 30, 2012 (1)	337,477	$28.50

(1)	Amount excludes 49,406 long-term performance-based shares which were earned but nonvested due to a service condition as of September 30, 2012.
As of September 30, 2012 and December 31, 2011, there were $6,841 and $7,087, respectively, of total unrecognized compensation costs related to nonvested share awards. As of September 30, 2012 and December 31, 2011, these costs were expected to be recognized over a weighted–average period of 2.8 and 3.3 years, respectively. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three and nine months ended September 30, 2012 was $1,483 and $3,118, respectively, and during the three and nine months ended September 30, 2011 was zero and $7,089, respectively. The compensation costs (net of forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $702 and $2,094 for the three and nine months ended September 30, 2012, respectively, and $610 and $2,076 for the three and nine months ended September 30, 2011, respectively.
Long-Term Performance-Based Share Awards
On April 28, 2009, the Company’s Board of Trustees granted a target of 70,344 performance-based awards of nonvested shares to executives. The actual amounts of the awards were to range from 0% to 200% of the target amounts, depending on performance. On January 20, 2011, the Company's former Chief Financial Officer, upon his termination, earned a net 107.6% of his 32,118 target number of shares, or 34,570 shares, based on the performance period of January 1, 2009 through January 20, 2011. All of his earned shares vested immediately on January 20, 2011. No additional shares were earned or vested related to the former Chief Financial Officer subsequent to this date. The actual amounts of the remaining 38,226 awards held by the Company's Chief Executive Officer were determined on January 1, 2012, based on the performance period of January 1, 2009 through December 31, 2011, in accordance with the terms of his agreement. On January 1, 2012, the executive earned 182.9% of his target number of shares, or 69,899 shares. One-third of the earned shares, or 23,300 shares, vested immediately on January 1, 2012 and the remaining two-thirds of the earned shares, or 46,599 shares, will vest in equal amounts on January 1, 2013 and January 1, 2014 based on continued employment. The executive received a cash payment of $56 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2008 until the determination date, January 1, 2012. As of January 1, 2012, the executive is entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
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

•	The valuation has been performed in a risk-neutral framework.
The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
January 26, 2012 Awards
Target amounts	65.30%	0.31%	N/A	N/A	$36.22	33.40%
NAREIT index	65.30%	0.31%	N/A	1.370	$35.25	33.30%
Peer companies	65.30%	0.31%	N/A	0.911	$35.33	33.30%
A summary of the Company’s long-term performance-based share awards as of September 30, 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2012	179,338	$31.94
Granted	111,496	30.08
Vested	(28,055)	20.27
Forfeited	0	0.00
Nonvested at September 30, 2012 (1)	262,779	$32.39

(1)	Amount excludes 50,000 shares that have been committed for future performance share grants. Fair value will be estimated at the beginning of the performance measurement period on July 1, 2014.
As of September 30, 2012 and December 31, 2011, there were $5,384 and $4,047, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of September 30, 2012 and December 31, 2011, these costs were expected to be recognized over a weighted–average period of 2.8 years. As of September 30, 2012 and December 31, 2011, there were 122,325 and 94,270 long-term performance-based share awards vested, respectively. Additionally, there were 49,406 and 7,562 long-term performance-based awards earned but nonvested due to a service condition as of September 30, 2012 and December 31, 2011, respectively. The compensation costs (net of forfeitures) related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $501 and $1,504 for the three and nine months ended September 30, 2012, respectively, and $382 and $1,043 for the three and nine months ended September 30, 2011, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.

Other indirect hotel operating expenses, including amounts related to discontinued operations, consist of the following expenses incurred by the hotels:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
General and administrative	$17,029	$14,774	$49,800	$41,936
Sales and marketing	12,519	11,483	37,659	33,102
Repairs and maintenance	7,635	6,801	23,045	19,776
Utilities and insurance	6,837	6,322	19,501	17,432
Management and incentive fees	8,360	6,984	21,464	18,540
Franchise fees	1,737	1,617	5,077	4,676
Other expenses	415	430	1,179	1,291
Total other indirect expenses	54,532	48,411	157,725	136,753
Other indirect expenses from discontinued operations	0	0	0	(288)
Other indirect expenses from continuing operations	$54,532	$48,411	$157,725	$136,465
As of September 30, 2012, LHL leased all 38 hotels owned by the Company as follows:

1.	Harborside Hyatt Conference Center & Hotel	20.	Le Parc Suite Hotel
2.	Hotel Viking	21.	Westin Michigan Avenue
3.	Topaz Hotel	22.	Hotel Sax Chicago
4.	Hotel Rouge	23.	Alexis Hotel
5.	Hotel Madera	24.	Hotel Solamar
6.	Hotel Helix	25.	Gild Hall
7.	The Liaison Capitol Hill	26.	Hotel Amarano Burbank
8.	Lansdowne Resort	27.	San Diego Paradise Point Resort and Spa
9.	Hotel George	28.	Le Montrose Suite Hotel
10.	Indianapolis Marriott Downtown	29.	Sofitel Washington, DC Lafayette Square
11.	Hilton Alexandria Old Town	30.	Hotel Monaco San Francisco
12.	Chaminade Resort and Conference Center	31.	Westin Philadelphia
13.	Hilton San Diego Gaslamp Quarter	32.	Embassy Suites Philadelphia - Center City
14.	The Grafton on Sunset	33.	Hotel Roger Williams
15.	Onyx Hotel	34.	Chamberlain West Hollywood
16.	Westin Copley Place	35.	Viceroy Santa Monica
17.	Hotel Deca	36.	Villa Florence
18.	The Hilton San Diego Resort and Spa	37.	Park Central Hotel
19.	Donovan House	38.	Hotel Palomar, Washington, DC

9.	Income Taxes
Income tax expense was comprised of the following for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
LHL’s income tax expense	$4,669	$2,988	$6,936	$4,931
Operating Partnership's income tax expense (benefit)	274	381	(16)	851
Total income tax expense	4,943	3,369	6,920	5,782
Income tax expense from discontinued operations	0	(244)	0	(112)
Income tax expense from continuing operations	$4,943	$3,125	$6,920	$5,670

The Company has estimated LHL’s income tax expense for the nine months ended September 30, 2012 using an estimated combined federal and state effective tax rate of 39.5%. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.
During the second quarter of 2012, the Company resolved a previously disclosed uncertain tax position as a result of a settlement with the applicable taxing authority.  Accordingly, the Company has no material unrecognized income tax benefits or related interest and penalties accrued as of September 30, 2012.

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
The computation of basic and diluted earnings per common share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to common shareholders before discontinued operations	$26,507	$14,403	$35,182	$12,046
Discontinued operations	0	516	0	329
Net income attributable to common shareholders	26,507	14,919	35,182	12,375
Dividends paid on unvested restricted shares	(78)	(43)	(213)	(126)
Undistributed earnings attributable to unvested restricted shares	(41)	(25)	0	0
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$26,388	$14,851	$34,969	$12,249
Denominator:
Weighted average number of common shares - basic	85,876,584	84,640,196	85,278,331	80,392,686
Effect of dilutive securities:
Stock options and compensation-related shares	180,373	111,916	171,212	166,613
Weighted average number of common shares - diluted	86,056,957	84,752,112	85,449,543	80,559,299
Earnings per Common Share - Basic:
Net income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.31	$0.17	$0.41	$0.15
Discontinued operations	0.00	0.01	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.31	$0.18	$0.41	$0.15
Earnings per Common Share - Diluted:
Net income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.31	$0.17	$0.41	$0.15
Discontinued operations	0.00	0.01	0.00	0.00
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.31	$0.18	$0.41	$0.15

11.	Supplemental Information to Statements of Cash Flows

	For the nine months ended
	September 30,
	2012	2011
Interest paid, net of capitalized interest	$36,660	$29,143

Interest capitalized	259	255

Income taxes paid, net	2,117	567

Distributions payable on common shares	17,312	9,253

Distributions payable on preferred shares	4,166	7,402

Write-off of fully amortized deferred financing costs	162	0

Accrued capital expenditures	754	2,761

Issuance of restricted shares to employees and executives, net	4,764	7,486

Issuance of common shares for Board of Trustees compensation	494	166

Repurchase of common shares into treasury	1,210	21,588

In conjunction with the sale of property, the Company disposed of the following assets and liabilities:
Investment in property, net of closing costs	$0	$19,628
Other assets	0	378
Liabilities	0	(279)
Sale of property	$0	$19,727

In conjunction with the acquisition of properties, the Company assumed assets and liabilities as follows:
Investment in properties (after credits at closing)	$(143,721)	$(80,017)
Deposits on potential acquisitions	0	(22,500)
Other assets	(565)	(756)
Liabilities	1,342	938
Acquisition of properties	$(142,944)	$(102,335)

12.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to September 30, 2012:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share/Unit (1)	Ended	Date	Date
Common Shares/Units	$0.20	September 30, 2012	September 28, 2012	October 15, 2012
7 ¼% Series G Preferred Shares	$0.45	September 30, 2012	October 1, 2012	October 15, 2012
7 ½% Series H Preferred Shares	$0.47	September 30, 2012	October 1, 2012	October 15, 2012

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
During the third quarter of 2012, the hotel industry continued its trend of positive RevPAR growth. The economic indicators that the Company tracks are generally positive. Consumer confidence is higher than it was at the same time last year.  Unemployment decreased to 7.8%, its lowest level since January 2009. However, airline enplanement results were mixed for the quarter and it is too early to see a trend from corporate profits. In this context, the U.S. lodging industry experienced increases in demand and improvements in average daily rate ("ADR") during the quarter. Industry-wide RevPAR increased during July and August 2012, while September has not yet been reported. The Company's hotel portfolio increased in ADR and experienced greater occupancy during the third quarter of 2012.
For the third quarter of 2012, the Company had net income attributable to common shareholders of $26.5 million, or $0.31 per diluted share. FFO was $58.1 million, or $0.67 per diluted share/unit (based on 86,353,257 weighted average shares and units outstanding during the three months ended September 30, 2012), and EBITDA was $81.3 million. RevPAR for the hotel portfolio was $178.43, which was an increase of 5.1% compared to the third quarter of 2011. ADR grew 3.3% and occupancy improved 1.7%.
Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company's use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income or loss, a GAAP measurement.
Critical Accounting Estimates
Substantially all of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated by the hotel operators to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its Quarterly Reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and revenue and expense estimates for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses, recorded on the Company’s consolidated statements of operations and comprehensive income based on an aggregate estimate, are fairly stated.
The Company’s management has discussed the policy of using estimated hotel operating revenues and expenses with the Audit Committee of its Board of Trustees. The Audit Committee has reviewed the Company’s disclosure relating to the estimates in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations section.
Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011
Lodging industry performance improved during July and August of 2012 compared to the prior year, while September results have not yet been reported. The U.S. lodging industry operated in an environment of low supply, which has a positive impact on industry occupancy.  Additionally, industry-wide ADR improved, as operators have gained more confidence in pricing and improved business mix within U.S. hotels. Within the Company's hotel portfolio, ADR increased 3.3% over the prior year, while occupancy improved 1.7%, resulting in RevPAR improvement of 5.1% compared to the third quarter of 2011.
Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $37.7 million from $198.0 million in 2011 to $235.7 million in 2012. This increase is due primarily to the hotel operating revenues generated from the 2012 and 2011 hotel acquisitions, which consist of the 2012 acquisition of Hotel Palomar, Washington, DC and the 2011 acquisitions of Villa Florence and Park Central Hotel (collectively, the “2012/2011 Third Quarter Acquisition Properties”). The 2012/2011 Third Quarter Acquisition Properties, which are not comparable year-over-year, contributed $33.0 million to the increase in hotel operating revenues. Additionally, the effects of the improving economic environment, which resulted in a 5.1% increase in RevPAR across the portfolio, attributable to a 3.3% increase in ADR and a 1.7% increase in occupancy, contributed to the increase in hotel operating revenues.
Westin Michigan Avenue experienced an increase in total room, food and beverage and other operating department revenues of $1.4 million primarily as a result of the effects of the improving economy.
Hotel operating revenues increased a net $3.3 million across 34 additional hotels in the portfolio primarily as a result of the effects of the economic turnaround experienced throughout the portfolio.
Other Income
Other income increased $0.1 million from $1.2 million in 2011 to $1.3 million in 2012 primarily due to increased retail income.

Hotel Operating Expenses
Hotel operating expenses increased $17.7 million from $119.9 million in 2011 to $137.6 million in 2012. This overall increase is primarily due to $18.5 million from the results of the 2012/2011 Third Quarter Acquisition Properties, which are not comparable year-over-year.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, decreasing a net $0.8 million across the 35 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $3.7 million from $27.8 million in 2011 to $31.5 million in 2012. The increase is primarily due to $3.5 million from the 2012/2011 Third Quarter Acquisition Properties, which are not comparable year-over-year, and a net increase of $0.2 million across the remaining hotels in the portfolio where the depreciation of new assets placed into service exceeded the portion of furniture, fixtures and equipment becoming fully depreciated during the period.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $2.1 million from $9.2 million in 2011 to $11.3 million in 2012. This increase is primarily due to $1.8 million from the 2012/2011 Third Quarter Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $0.2 million across the remaining hotels in the portfolio primarily due to increased assessed property values or tax rates at certain properties. Insurance expense remained relatively flat across the periods for the remaining hotels in the portfolio, increasing by $0.1 million due to property insurance placed on the hotels securing the mezzanine loan.
Ground Rent
Ground rent increased $0.1 million from $2.5 million in 2011 to $2.6 million in 2012. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel's performance. The increase is due to improved operating results at the applicable hotels.
General and Administrative
General and administrative expense increased $1.0 million from $4.2 million in 2011 to $5.2 million in 2012 due primarily to increased compensation expenses, including severance costs, and Board of Trustees costs.
Acquisition Transaction Costs
Acquisition transaction costs in 2012 of $0.2 million relate to the acquisition of a mezzanine loan, which closed in July 2012. Acquisition costs in 2011 of $0.1 million relate to the purchase of Park Central Hotel, which closed in December 2011, and $0.1 million relate to the purchase of Villa Florence, which closed in October 2011.
Other Expenses
Other expenses increased $0.2 million from $0.7 million in 2011 to $0.9 million in 2012 due to management transition costs of $0.3 million related to the operator changes at several hotels in the second and third quarters of 2012, partially offset by $0.1 million related to reduced hotel retail outlet expenses.
Interest Income
Interest income increased $2.1 million from an immaterial amount in 2011 to $2.1 million in 2012 as a result of the interest income earned on the mezzanine loan, which closed in July 2012.
Interest Expense
Interest expense increased $4.2 million from $9.9 million in 2011 to $14.1 million in 2012 due to an increase in the Company's weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company's weighted average debt outstanding increased from $692.7 million in 2011 to $1.2 billion in 2012 due primarily to the following borrowings:

•	additional borrowings to purchase the 2012/2011 Third Quarter Acquisition Properties;

•	additional borrowings to redeem the Series D Preferred Shares and the Series E Preferred Shares in May 2012:

•	additional borrowings to acquire a performing mezzanine loan in July 2012; and

•	additional borrowings to finance other capital improvements during 2011 and 2012.
The above borrowings are partially offset by paydowns with proceeds from the following:

•	the issuance of common shares under the Company's equity distribution agreements during 2011 and 2012; and

•	operating cash flows.
The Company's weighted average interest rate, including the impact of capitalized interest, decreased from 5.3% in 2011 to 4.2% in 2012. Interest capitalized on renovations decreased from $0.1 million in 2011 to an immaterial amount in 2012.
Income Tax Expense
Income tax expense from continuing operations and discontinued operations increased $1.5 million from $3.4 million in 2011 to $4.9 million in 2012. This increased income tax expense is primarily due to an increase in LHL's net income before income tax expense of $3.7 million from $7.3 million in 2011 to $11.0 million in 2012 due to improved hotel performance. For the quarter ended September 30, 2012, LHL's income tax expense was calculated using an estimated combined federal and state effective tax rate of 39.5%.
Discontinued Operations
Net income from discontinued operations decreased $0.5 million from $0.5 million in 2011 to zero in 2012. The 2011 period includes gain on finalization of the Seaview Resort roof project of $0.8 million.
Noncontrolling Interests of Common Units
Noncontrolling interests of common units in Operating Partnership represent the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At September 30, 2012, third party limited partners held 0.3% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $3.2 million from $7.4 million in 2011 to $4.2 million in 2012 due to decreased distributions on the Series D Preferred Shares and Series E Preferred Shares, which were redeemed on May 21, 2012.
Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011
Industry travel was stronger during the nine months ended September 30, 2012 compared to the same period of the prior year. Demand improvements and limited supply growth led to occupancy growth, which has encouraged operators to increase pricing and resulted in ADR growth during the same period. With respect to the Company's hotels, ADR grew 4.2% during the nine months ended September 30, 2012, while occupancy improved 0.6%, which resulted in RevPAR improvement of 4.8% year-over-year.
Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $111.3 million from $536.4 million in 2011 to $647.7 million in 2012. This increase is due primarily to the hotel operating revenues generated from the 2012 and 2011 hotel acquisitions, which consist of the 2012 acquisition of Hotel Palomar, Washington, DC and the 2011 acquisitions of Viceroy Santa Monica, Villa Florence and Park Central Hotel (collectively, the “2012/2011 Acquisition Properties”). The 2012/2011 Acquisition Properties, which are not comparable year-over-year, contributed $93.4 million to the increase in hotel operating revenues. Additionally, the effects of the improving economic environment, which resulted in a 4.8% increase in RevPAR across the portfolio, attributable to a 4.2% increase in ADR and a 0.6% increase in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:

•	$2.8 million increase from Westin Copley Place;

•	$2.0 million increase from Westin Michigan Avenue;

•	$1.8 million increase from The Hilton San Diego Resort and Spa;

•	$1.5 million increase from Westin Philadelphia; and

•	$1.5 million increase from San Diego Paradise Point Resort and Spa.

Additionally, total room, food and beverage and other operating department revenues at Indianapolis Marriott Downtown increased $3.7 million primarily as a result of the positive effects of the Super Bowl being hosted by the City of Indianapolis in 2012.
These increases are partially offset by a decrease of $2.6 million from Hotel Roger Williams as a result of a room renovation project, which was completed in June 2012.
Hotel operating revenues increased a net $7.2 million across 27 additional hotels in the portfolio primarily as a result of the effects of the economic turnaround experienced throughout the portfolio.
Other Income
Other income increased $0.1 million from $3.6 million in 2011 to $3.7 million in 2012 primarily due to increased retail income.
Hotel Operating Expenses
Hotel operating expenses increased $59.0 million from $338.3 million in 2011 to $397.3 million in 2012. This overall increase is primarily due to $54.4 million from the results of the 2012/2011 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of the effects of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the improving economic environment.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$1.2 million increase from Indianapolis Marriott Downtown (positive effects of the Super Bowl); and

•	$1.2 million increase from The Hilton San Diego Resort and Spa.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $2.2 million across the 32 additional hotels in the portfolio, including $0.5 million of management transition costs.
Depreciation and Amortization
Depreciation and amortization expense increased $9.3 million from $83.6 million in 2011 to $92.9 million in 2012. The increase is primarily due to $10.4 million from the 2012/2011 Acquisition Properties, which are not comparable year-over-year, partially offset by a net decrease of $1.1 million across the remaining hotels in the portfolio due to a portion of furniture, fixtures and equipment becoming fully depreciated which exceeded the depreciation of new assets placed into service.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $6.4 million from $26.5 million in 2011 to $32.9 million in 2012. This increase is primarily due to $5.5 million from the 2012/2011 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $0.8 million across the remaining hotels in the portfolio primarily due to increased assessed property values or tax rates at certain properties, particularly in Chicago. Insurance expense remained relatively flat across the periods for the remaining hotels in the portfolio increasing by $0.1 million due to property insurance placed on the hotels securing the mezzanine loan.
Ground Rent
Ground rent increased $0.7 million from $5.9 million in 2011 to $6.6 million in 2012. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel's performance. Viceroy Santa Monica, which is not comparable year-over-year, contributed $0.4 million to the 2012 increase. The other hotels subject to ground leases contributed a net $0.3 million to the increase due to improved operating results.
General and Administrative
General and administrative expense increased $1.7 million from $12.9 million in 2011 to $14.6 million in 2012 due primarily to increased compensation expenses, including severance costs, Board of Trustees costs and professional fees of $2.3 million, partially offset by charges associated with the departure of the Company's former Chief Financial Officer of $0.6 million in 2011 with no similar costs in 2012.

Acquisition Transaction Costs
Acquisition transaction costs in 2012 of $3.6 million relate to the purchase of Hotel Palomar, Washington, DC, which closed in March 2012, $0.4 million relate to the acquisition of a mezzanine loan, which closed in July 2012, and $0.1 million relate to the finalization of acquisition accounting for Viceroy Santa Monica, which closed in March 2011. Acquisition costs in 2011 of $0.2 million relate to the purchase of Viceroy Santa Monica, $0.1 million relate to the purchase of Villa Florence, which closed in October 2011, and $0.3 million relate to the purchase of Park Central Hotel, which closed in December 2011.
Other Expenses
Other expenses increased $0.7 million from $1.7 million in 2011 to $2.4 million in 2012 due primarily to management transition costs of $0.8 million related to the operator changes at several hotels in the second and third quarters of 2012, partially offset by $0.1 million related to reduced hotel retail outlet expenses.
Interest Income
Interest income increased $2.1 million from an immaterial amount in 2011 to $2.1 million in 2012 as a result of the interest income earned on the mezzanine loan, which closed in July 2012.
Interest Expense
Interest expense increased $8.8 million from $29.6 million in 2011 to $38.4 million in 2012 due to an increase in the Company's weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company's weighted average debt outstanding increased from $721.2 million in 2011 to $1.1 billion in 2012 due primarily to the following borrowings:

•	additional borrowings to purchase the 2012/2011 Acquisition Properties;

•	additional borrowings to redeem the Series D Preferred Shares and the Series E Preferred Shares in May 2012;

•	additional borrowings to acquire a performing mezzanine loan in July 2012; and

•	additional borrowings to finance other capital improvements during 2011 and 2012.
The above borrowings are partially offset by paydowns with proceeds from the following:

•	the sale of the Sheraton Bloomington Hotel Minneapolis South in January 2011;

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
The Company's weighted average interest rate, including the impact of capitalized interest, decreased from 5.2% in 2011 to 4.3% in 2012. Interest capitalized on renovations remained unchanged at $0.3 million in 2011 and 2012.
Income Tax Expense
Income tax expense from continuing operations and discontinued operations increased $1.1 million from $5.8 million in 2011 to $6.9 million in 2012. This increased income tax expense is primarily due to an increase in LHL's net income before income tax expense of $4.9 million from $11.7 million in 2011 to $16.6 million in 2012 due to improved hotel performance, partially offset by decreased taxes due to the reversal of accruals resulting from the resolution of a previously disclosed uncertain tax position. For the nine months ended September 30, 2012, LHL's income tax expense was calculated using an estimated combined federal and state effective tax rate of 39.5%.
Discontinued Operations
Net income from discontinued operations decreased $0.3 million from $0.3 million in 2011 to zero in 2012. The 2011 period includes the operating results of the Sheraton Bloomington Hotel Minneapolis South, which was sold in January 2011, and the gain on finalization of the Seaview Resort roof project of $0.8 million.

Redeemable Noncontrolling Interest
Redeemable noncontrolling interest in loss of consolidated entity represents the outside equity interest in the Modern Magic Hotel, LLC joint venture, which is included in the consolidated financial statements of the Company since the Company held a controlling interest prior to dissolution on November 1, 2011.
Noncontrolling Interests of Common Units
Noncontrolling interests of common units in Operating Partnership represent the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At September 30, 2012, third party limited partners held 0.3% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $5.0 million from $22.6 million in 2011 to $17.6 million in 2012 due to decreased distributions on the Series B Preferred Shares, which were redeemed on March 14, 2011, and the Series D Preferred Shares and Series E Preferred Shares, which were redeemed on May 21, 2012, partially offset by increased distributions on the Series H Preferred Shares, which were issued on January 19 and February 4, 2011.
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
The following is a reconciliation between net income attributable to common shareholders and FFO for the three and nine months ended September 30, 2012 and 2011 (in thousands, except share and unit data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income attributable to common shareholders	$26,507	$14,919	$35,182	$12,375
Depreciation	31,336	27,644	92,483	83,194
Amortization of deferred lease costs	97	69	271	225
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	0	0	(2)
Noncontrolling interests of common units in Operating Partnership	116	0	224	0
Less: Net gain on sale of property	0	(760)	0	(760)
FFO	$58,056	$41,872	$128,160	$95,032
Weighted Average number of common shares and units outstanding:
Basic	86,172,884	84,640,196	85,574,631	80,392,686
Diluted	86,353,257	84,752,112	85,745,843	80,559,299
The following is a reconciliation between net income attributable to common shareholders and EBITDA for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income attributable to common shareholders	$26,507	$14,919	$35,182	$12,375
Interest expense	14,110	9,856	38,391	29,566
Income tax expense (1)	4,943	3,369	6,920	5,782
Depreciation and amortization	31,480	27,765	92,911	83,572
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	0	0	(2)
Noncontrolling interests of common units in Operating Partnership	116	0	224	0
Distributions to preferred shareholders	4,166	7,402	17,567	22,550
EBITDA	$81,322	$63,311	$191,195	$153,843

(1)	Includes amounts from discontinued operations.
Off-Balance Sheet Arrangements
Reserve Funds for Capital Expenditures
Certain of the Company's agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels' furniture, fixtures and equipment. Certain of the agreements require that the Company reserve this cash in separate accounts. As of September 30, 2012, the Company held a total of $16.7 million of restricted cash reserves, $10.5 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover required capital expenditures under the agreements that do not necessitate that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources
The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company's hotels. Additional sources of cash are the Company's senior unsecured credit facility, LHL's unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company's 31 unencumbered properties as of September 30, 2012, the sale of one or more properties, equity issuances available under the Company's shelf registration statement and the issuance of up to $146.0 million of common shares from time to time under the 2011 Agreement (see “Equity Issuances and Redemptions” below).
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
Debt Summary
Debt as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	September 30, 2012	December 31, 2011
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2016 (a)	$201,000	$265,000
LHL unsecured credit facility	Floating (b)	January 2016 (b)	8,586	0
Total borrowings under credit facilities			209,586	265,000
Term loans
First Term Loan	Floating (c)	May 2019	177,500	0
Second Term Loan	Floating (c)	August 2017	200,000	0
Total term loans			377,500	0
Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating (d)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hilton San Diego Gaslamp Quarter	5.35%	July 2012 (e)	0	59,600
Hotel Solamar	5.49%	December 2013	60,334	60,900
Hotel Deca	6.28%	August 2014	9,183	9,392
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	137,625	138,902
Indianapolis Marriott Downtown	5.99%	July 2016	100,452	101,319
Hotel Roger Williams	6.31%	August 2016	62,816	63,589
Mortgage loans at stated value			580,410	643,702
Unamortized loan premium (f)			138	195
Total mortgage loans			580,548	643,897
Total debt			$1,210,134	$951,397

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of September 30, 2012, the rates, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $157,000 and $44,000 were 2.22% and 2.23%, respectively. As of December 31, 2011, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $265,000 was 2.30%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date to January 2017.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of September 30, 2012, the rate, including the applicable margin, for LHL's outstanding LIBOR borrowings of $8,586 was 2.21%. There were no borrowings outstanding at December 31, 2011. LHL has the option, subject to certain terms and conditions, to extend the maturity date to January 2017.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan and the full five-year term, including a one-year extension subject to certain conditions, of the Second Term Loan, resulting in fixed all-in interest rates of 3.87% and 2.68%, respectively, at the Company's current leverage ratio (as defined in the agreements).

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2014, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have three one-year extension options and are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of September 30, 2012 were 0.61% and 0.20% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2011 were 0.75% and 0.12% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which effective February 14, 2012 changed from a flat 2.00% to a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement.

(e)	The Company repaid the mortgage loan on March 30, 2012 through borrowings on its senior unsecured credit facility.

(f)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $138 as of September 30, 2012 and $195 as of December 31, 2011.
A summary of the Company's interest expense and weighted average interest rates for variable rate debt for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Expense:
Interest incurred	$13,611	$9,781	$37,296	$29,251
Amortization of deferred financing costs	526	170	1,354	570
Capitalized interest	(27)	(95)	(259)	(255)
Interest expense	$14,110	$9,856	$38,391	$29,566

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	2.3%	N/A	2.2%	1.1%
LHL unsecured credit facility	2.2%	N/A	2.1%	1.1%
Massport Bonds	0.2%	0.2%	0.3%	0.2%
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
The carrying value and estimated fair value of the Company's debt as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30,	December 31,
	2012	2011
Carrying value	$1,210,134	$951,397
Estimated fair value	$1,228,640	$954,299
The carrying amount of the Company's mezzanine loan receivable of $67.9 million (net of unamortized discount of $4.1 million) approximates fair value because the Company acquired it in a recent market transaction in July 2012. The carrying amounts of the Company's other financial instruments approximate fair value because of the relatively short maturities of these instruments.
As of September 30, 2012, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loan, bonds or mortgage loans. Depending on operating results and lender requirements, one of the mortgaged properties may be subject to a cash trap (see "Mortgage Loans" below) as a result of the impact of a recent renovation on hotel operations. This cash trap will not have a material impact on the cash flow or the operations of the Company.
Credit Facilities
On December 14, 2011, the Company entered into a new $750.0 million senior unsecured credit facility with a syndicate of banks that replaced the Company's $450.0 million credit facility that was scheduled to mature on April 13, 2012. The new credit facility matures on January 30, 2016, subject to a one-year extension that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The new credit facility includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1.0 billion. Borrowings under the credit facility bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On December 14, 2011, LHL refinanced its credit facility that was scheduled to mature on April 13, 2012, extending the maturity date to January 30, 2016, subject to a one-year extension that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL's option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility.
The Company's senior unsecured credit facility and LHL's unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Term Loans
On May 16, 2012, the Company entered into a new $177.5 million unsecured loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate for the full seven-year term (see “Derivative and Hedging Activities” below). The proceeds were used to redeem the Series D Preferred Shares and Series E Preferred Shares on May 21, 2012 and for general corporate purposes.
On August 2, 2012, the Company entered into a new $300.0 million unsecured loan with a five-year term maturing on August 2, 2017, including a one-year extension subject to certain conditions (the "Second Term Loan"). At closing, $200.0 million of the Second Term Loan proceeds were funded. The Company has the flexibility to draw the remaining $100.0 million of proceeds anytime during the 95-day post closing period. The Second Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate for the full five-year term (see "Derivative and Hedging Activities below"). The proceeds were used to reduce amounts outstanding under the Company's senior unsecured facility and for general corporate purposes.
The Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company enters into interest rate swap agreements to hedge against interest rate fluctuations. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) ("OCL"). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) ("AOCL") related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company's variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the First Term Loan's full seven-year term, resulting in a fixed all-in interest rate of 3.87% at the Company's current leverage ratio (as defined in the agreement). Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million, of which $200.0 million was drawn as of September 30, 2012, for the Second Term Loan's full five-year term, including a one-year extension subject to certain conditions, resulting in a fixed all-in interest rate of 2.68% at the Company's current leverage ratio (as defined in the agreement). The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.

The following table presents the effect of derivative instruments on the Company's consolidated statements of operations and comprehensive income, including the location and amount of unrealized loss on outstanding derivative instruments in cash flow hedging relationships, for the three and nine months ended September 30, 2012 (in thousands):

	Amount of Loss Recognized in OCL on Derivative Instruments		Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended	For the nine months ended		For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012		September 30, 2012	September 30, 2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	$3,839	$8,534	Interest expense	$780	$1,082
During the three and nine months ended September 30, 2012, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
The Company records all derivative instruments at fair value in the consolidated balance sheets. The fair value of each derivative instrument is based on a discounted cash flow analysis of the expected cash flows. This analysis reflects the contractual terms of the derivative instrument, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities, which is classified within level 2 of the fair value hierarchy. As of September 30, 2012, there was $8.5 million in cumulative unrealized loss, of which $8.5 million was included in AOCL and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $3.5 million will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months.
The following table presents the location and fair value of the Company's derivative financial instruments as reported in the consolidated balance sheets as of September 30, 2012 (in thousands):

		Fair Value
	Consolidated Balance Sheet Location	September 30, 2012
Derivatives designated as hedging instruments:
Liability derivatives:
Interest rate swaps	Accounts payable and accrued expenses	$8,534
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
Equity Issuances and Redemptions
From February 1, 2012 through February 14, 2012, the Company sold 1,714,939 common shares of beneficial interest, par value $0.01 per share, under the Company's equity distribution agreement dated March 4, 2011 (the “2011 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). After deducting the Manager's discounts and commissions of $0.6 million, the Company raised net proceeds of $46.6 million. The net proceeds were used to pay down amounts outstanding under the Company's senior unsecured credit facility and for general corporate purposes.
From May 18, 2012 through May 30, 2012, the Company sold 641,069 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement. After deducting the Manager's discounts and commissions of $0.2 million, the Company raised net proceeds of $17.3 million. On August 8, 2012, the Company sold 3,100 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement. After deducting the Manager's discounts and commissions of an immaterial amount, the Company raised net proceeds of $0.1 million. The net proceeds were used to pay down amounts outstanding under the Company's senior unsecured credit facility and under the LHL credit facility, and for general corporate purposes. During the nine months ended September 30, 2012, the Company incurred additional offering costs of $0.2 million related to maintaining the 2011 Agreement. As of September 30, 2012, the Company had availability under the 2011 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $146.0 million.
On May 21, 2012, the Company redeemed all 3,170,000 outstanding Series D Preferred Shares and all 3,500,000 outstanding Series E Preferred Shares for $79.3 million and $87.5 million ($25.00 per share), respectively, plus accrued distributions through May 21, 2012 of $0.8 million and $1.0 million, respectively. The fair values of the Series D Preferred Shares and Series E Preferred Shares exceeded their carrying values by $2.3 million and $2.1 million, respectively, which are included in the determination of net income attributable to common shareholders for the nine months ended September 30, 2012. The $2.3 million and $2.1 million represent the offering costs related to the Series D Preferred Shares and Series E Preferred Shares, respectively.
Sources and Uses of Cash
As of September 30, 2012, the Company had $5.7 million of cash and cash equivalents and $16.7 million of restricted cash reserves, $10.5 million of which was available for future capital expenditures. Additionally, the Company had $546.7 million available under the Company's senior unsecured credit facility, with $2.3 million reserved for outstanding letters of credit, and $16.4 million available under LHL's unsecured credit facility.
Net cash provided by operating activities was $152.5 million for the nine months ended September 30, 2012 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $260.7 million for the nine months ended September 30, 2012 primarily due to the purchase of Hotel Palomar, Washington, DC, the acquisition of a performing mezzanine loan and outflows for improvements and additions at the hotels, partially offset by net proceeds from restricted cash reserves.
Net cash provided by financing activities was $93.6 million for the nine months ended September 30, 2012 primarily due to proceeds from the term loans and net proceeds from the common share offerings, partially offset by payment for the redemption of preferred shares, mortgage loan repayments, net repayments under the credit facilities, payment of deferred financing costs, repurchase of common shares into treasury, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, property acquisitions, distributions on the preferred shares and the minimum distribution required to maintain the Company's REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company's senior unsecured credit facility or LHL's unsecured credit facility, additional unsecured financing, secured financing on any of the Company's 31 unencumbered properties, potential property sales, equity issuances available under the Company's shelf registration statement and the issuance of up to $146.0 million of common shares from time to time under the 2011 Agreement. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company's senior unsecured credit facility or LHL's unsecured credit facility, additional unsecured financing, secured financing on any of the Company's 31 unencumbered properties, potential property sales or the issuance of additional equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, including the anticipated 2013 renovation of the Park Central Hotel in which the Company expects to invest between $60.0 million and $70.0 million, expansions and other nonrecurring capital improvements utilizing availability under the Company's senior unsecured credit facility or LHL's unsecured credit facility, additional unsecured financing, secured financing on any of the Company's 31 unencumbered properties, potential property sales, estimated cash flows from operations, equity issuances available under the Company's shelf registration statement and the issuance of up to $146.0 million of common shares from time to time under the 2011 Agreement. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.

Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.
Contractual Obligations
The following is a summary of the Company's obligations and commitments as of September 30, 2012 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$685,427	$38,471	$346,659	$300,297	$0
Borrowings under credit facilities (2)	225,315	4,721	9,443	211,151	0
Rents (3)	248,888	5,668	11,373	11,482	220,365
Massport Bonds (1)	43,080	107	214	214	42,545
Term loans (4)	449,963	12,401	24,801	223,957	188,804
Purchase commitments (5)
Purchase orders and letters of commitment	37,525	37,525	0	0	0
Total obligations and commitments	$1,690,198	$98,893	$392,490	$747,101	$451,714

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Interest expense is calculated based on the variable rate as of September 30, 2012. It is assumed that the outstanding debt as of September 30, 2012 will be repaid upon maturity with interest-only payments until then.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
Amounts include principal and interest. The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan and the full five-year term, including a one-year extension subject to certain conditions, of the Second Term Loan, resulting in fixed all-in interest rates of 3.87% and 2.68%, respectively, at the Company's current leverage ratio (as defined in the agreements). It is assumed that the outstanding debt as of September 30, 2012 will be repaid upon maturity with fixed interest-only payments until then.

(5)
As of September 30, 2012, purchase orders and letters of commitment totaling approximately $37.5 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2012	2011	Variance	2012	2011	Variance
Occupancy	86.7%	85.2%	1.7%	80.8%	80.3%	0.6%
ADR	$205.75	$199.21	3.3%	$200.87	$192.69	4.2%
RevPAR	$178.43	$169.80	5.1%	$162.26	$154.80	4.8%
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
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company's variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging." As of September 30, 2012, $252.1 million of the Company's aggregate indebtedness (20.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the Term Loans since the Company hedged their variable interest rates to fixed interest rates.
If market rates of interest on the Company's variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.6 million annually. This assumes that the amount outstanding under the Company's variable rate debt remains at $252.1 million, the balance as of September 30, 2012.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2012. There were no changes to the Company's internal control over financial reporting during the third quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

10.1
Senior Unsecured Term Loan Agreement, dated August 2, 2012, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, BBVA Compass and U.S. Bank National Association, as Co-Syndication Agents, and the other lenders named therein

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on October 17, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	October 17, 2012	BY:	/s/ BRUCE A. RIGGINS
Bruce A. Riggins
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1
Senior Unsecured Term Loan Agreement, dated August 2, 2012, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, BBVA Compass and U.S. Bank National Association, as Co-Syndication Agents, and the other lenders named therein

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on October 17, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements