Form 10-K
period 2012-12-31
LaSalle Hotel Properties
filed 2013-02-20
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-14045
LASALLE HOTEL PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3 Bethesda Metro Center, Suite 1200 Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)
(301) 941-1500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest ($0.01 par value)	New York Stock Exchange
7 ¼% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
7 ½% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
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

Large accelerated filer ☒	Accelerated filer ¨☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The aggregate market value of the 86,277,258 common shares of beneficial interest held by non-affiliates of the registrant was approximately $2.5 billion based on the closing price on the New York Stock Exchange for such common shares of beneficial interest as of June 29, 2012.
Number of the registrant’s common shares of beneficial interest outstanding as of February 13, 2013: 95,537,122.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be held on or about April 30, 2013 are incorporated by reference in Part II and Part III of this report as noted therein.

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	the Company’s dependence on third-party managers of its hotels, including its inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act of 1990, as amended (the “ADA”), and similar laws;

•	interest rate increases;

•	the possible failure of the Company to maintain its qualification as a real estate investment trust (“REIT”) and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the factors discussed under the headings “Risk Factors” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.
Accordingly, there is no assurance that the Company’s expectations will be realized. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for the Company to predict those events or how they may affect the Company. Except as otherwise required by law, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Accordingly, investors should use caution in relying on past forward-looking statements, which were based on results and trends at the time they were made, to anticipate future events or trends.
The “Company”, “we” or “us” means LaSalle Hotel Properties and one or more of its subsidiaries (including LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”) and LaSalle Hotel Lessee, Inc. (together with its wholly owned subsidiaries, “LHL”)), or, as the context may require, LaSalle Hotel Properties only, the Operating Partnership only or LHL only.

PART I

Item 1.	Business
General
The Company, a Maryland real estate investment trust organized on January 15, 1998, primarily buys, owns, redevelops and leases upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-administered and self-managed REIT as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company is generally not subject to federal corporate income tax on that portion of its net income that is currently distributed to its shareholders. The income of LHL, the Company’s wholly owned taxable REIT subsidiary ("TRS"), is subject to taxation at normal corporate rates.
As of December 31, 2012, the Company owned interests in 40 hotels with over 10,600 guest rooms located in nine states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) base rent or (ii) participating rent based on hotel revenues. The LHL leases expire between December 2013 and December 2015. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement, the terms of which are discussed in more detail under “—Hotel Managers and Hotel Management Agreements”.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at December 31, 2012. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at December 31, 2012. Common units in the Operating Partnership are redeemable for cash, or at the Company's option, for a like number of the Company's common shares of beneficial interest, $0.01 par value per share.
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
Hotel Managers and Hotel Management Agreements
The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies, including Westin Hotels and Resorts, Hilton Hotels Corporation, Outrigger Lodging Services, Noble House Hotels & Resorts, Hyatt Hotels Corporation, Benchmark Hospitality, White Lodging Services Corporation, Thompson Hotels, Davidson Hotel Company, Denihan Hospitality Group, Kimpton Hotel & Restaurant Group, L.L.C., Accor, Destination Hotels & Resorts, HEI Hotels & Resorts, JRK Hotel Group, Inc., Viceroy Hotel Group, Highgate Hotels and Access Hotels & Resorts. The Company believes that having multiple operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.
As of December 31, 2012, all of our 40 hotels are leased by LHL, and are managed and operated by third parties pursuant to management agreements entered into between LHL and the respective hotel management companies.
Our management agreements for the 40 hotels leased to LHL have the terms described below.

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

•
Terms.    The terms of our management agreements range from less than one year to 22 years not including renewals, and less than one year to 52 years including renewals. Only one management agreement has a 52-year term including renewals. The next longest management agreement term including renewals is 37 years.

•
Ability to Terminate.    We have 40 management agreements of which 34 are terminable at will and one is terminable upon sale. The remaining five management agreements are terminable only with cause. Termination fees range from zero to up to ten times annual base management and incentive management fees, due upon early termination. Only one management agreement has termination fees at ten times and one at nine times, with the next highest at two times annual base management and incentive management fees.

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

•
Furniture, Fixtures and Equipment Replacements.    We are required to provide to the managers all the necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixture and equipment replacements). Our management agreements generally provide that once each year the managers will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs to be performed in the next year and an estimate of funds that are necessary therefore, subject to our review and approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of each hotel (typically 4.0% to 5.0%) is either deposited by the manager in an escrow account or held by the owner.

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

•
Sale of a Hotel.    Five of our management agreements limit our ability to sell, lease or otherwise transfer a hotel, unless the transferee assumes the related management agreement and meets specified other conditions and/or unless the transferee is not a competitor of the manager.

•
Service Marks.    During the term of our management agreements, the service mark, symbols and logos currently used by the managers may be used in the operation of the hotels. Any right to use the service marks, logo and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

Recent Developments
The Park Central Hotel located in New York City is undergoing a comprehensive renovation, including an upscale hotel within the hotel concept. The Company expects to invest between $60.0 million and $70.0 million in the 2013 renovation, which is scheduled for completion in the third quarter of 2013.
Hotel Renovations
The Company believes that its regular program of capital improvements at the hotels, including replacement and refurbishment of furniture, fixtures and equipment, helps maintain and enhance its competitiveness and maximize revenue growth.
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
On December 28, 2012, the Company, through a joint venture in which the Company holds a 99.99% controlling interest, acquired a majority ownership interest in The Liberty Hotel, a 298-room full-service, luxury hotel located in Boston, MA, for $170.0 million. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. The 0.01% interest of the outside partner is included in noncontrolling interests in consolidated entities in the consolidated balance sheets.
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
Effective January 1, 2001, the Company elected to operate its wholly owned subsidiary, LHL, as a TRS. Accordingly, LHL is required to pay corporate income taxes at the applicable rates.
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
The Company believes that its hotels are in compliance, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on the Company. The Company has not received verbal or written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of the properties currently under its ownership.
Employees
The Company had 33 employees as of February 13, 2013. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels.
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
To maintain our status as a REIT, we are not permitted to operate any of our hotels. As a result, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our hotels, such as decisions with respect to the setting of room rates, repositioning of a hotel, food and beverage pricing and certain similar matters. Although LHL consults with the hotel operators with respect to strategic business plans, the hotel operators are under no obligation to implement any of our recommendations with respect to such matters. Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR, ADR or operating profits, we may not have sufficient rights under our hotel operating agreements to enable us to force the hotel operator to change its method of operation. We generally can only seek redress if a hotel operator violates the terms of the applicable operating agreement, and then only to the extent of the remedies provided for under the terms of the agreement. Some of the operating agreements have lengthy terms and may not be terminable by us before the agreement’s expiration. In the event that we are able to and do replace any of our hotel operators, we may experience significant disruptions at the affected hotels, which may adversely affect our ability to make distributions to our shareholders.
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
Competition for guests, increases in operating costs, dependence on travel and poor economic conditions could adversely affect our cash flow.    Our hotels are subject to all operating risks common to the hotel industry. These risks include:

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
Our unsecured credit facilities.    We have a senior unsecured credit facility with a syndicate of banks that provides for a maximum borrowing of up to $750.0 million, with the maximum borrowing potentially increased to $1.0 billion through an accordion feature, subject to certain conditions. The senior unsecured credit facility matures on January 30, 2016, subject to a one-year extension that we may exercise at our option, pursuant to certain terms and conditions, including the payment of an extension fee. The senior unsecured credit facility contains certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict our ability to make distributions or other payments to our shareholders upon events of default. The senior unsecured credit facility also contains a cross-default provision that allows the lenders under the credit facility to stop future extensions of credit and/or accelerate the maturity of any outstanding principal balances under the credit facility if we are in default under another debt obligation, including our non-recourse secured mortgage indebtedness.
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
If we violate the financial covenants in our credit facilities, we could be required to repay all or a portion of our indebtedness with respect to such credit facility before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, or at all. Moreover, if we are unable to refinance our debt on acceptable terms, including at maturity of our credit facilities, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. Failure to comply with our financial covenants contained in our credit facilities, or our non-

recourse secured mortgages described below, could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions.
Our non-recourse secured mortgages.    In addition to our senior unsecured credit facility and the LHL unsecured revolving credit facility, we have from time to time entered into non-recourse mortgages secured by specific hotel properties. Under the terms of these debt obligations, a lender’s only remedy in the event of default is against the real property securing the mortgage, except where a borrower has, among other customary exceptions, engaged in an action constituting fraud or an intentional misrepresentation. In those cases, a lender may seek a remedy for a breach directly against the borrower, including its other assets. The Indianapolis Marriott Downtown, Westin Copley Place, Hotel Deca, Westin Michigan Avenue, Hotel Solamar and Hotel Roger Williams are each mortgaged to secure payment of indebtedness aggregating $579.1 million (excluding loan premiums) as of December 31, 2012. The Harborside Hyatt Conference Center & Hotel is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of $42.5 million. These mortgages contain debt service coverage tests related to the mortgaged properties. If the debt service coverage ratio for that specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel will automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows will be directed to the lender ("cash trap") until such time as we again become compliant with the specified debt service coverage ratio or the mortgage is paid off.
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
As of December 31, 2012, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities or mortgages. One of the mortgaged properties is currently subject to a cash trap as a result of the impact of a recent renovation on hotel operations. This cash trap does not have a material impact on the cash flow or the operations of the Company.
Our liquidity may be reduced and our cost of debt financing may be increased because we may be unable to, or elect not to, remarket debt securities related to our Harborside Hyatt Conference Center & Hotel for which we may be liable.
We are the obligor with respect to a $37.1 million tax-exempt special project revenue bond and a $5.4 million taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at our option, without penalty. The Royal Bank of Scotland provides the supporting letters of credit on the Massport Bonds. The letters of credit expire on February 14, 2014, pursuant to amendments to the agreements in 2011. The Royal Bank of Scotland letters of credit also have three one-year extensions that we may exercise at our option, subject to certain terms and conditions. If the Royal Bank of Scotland fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, we may be required to pay off the bonds. If we are unable to, or elect not to, issue or remarket the Massport Bonds, we would expect to rely primarily on our available cash and credit facilities to pay off the Massport Bonds. At certain times, we may hold some of the Massport Bonds that have not been successfully remarketed. Our borrowing costs under our revolving credit facility may be higher than tax-exempt bond financing costs. Borrowings under the credit facilities to pay off the Massport Bonds would also reduce our liquidity to meet other obligations.
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
Certain leases and management agreements may constrain us from acting in the best interest of shareholders or require us to make certain payments.    The Harborside Hyatt Conference Center & Hotel, San Diego Paradise Point Resort and Spa, The Hilton San Diego Resort and Spa, Hotel Roger Williams, Viceroy Santa Monica and The Liberty Hotel are each subject to a ground or land and building lease with a third-party lessor which requires us to obtain the consent of the relevant third party lessor in order to sell any of these hotels or to assign our leasehold interest in any of the ground or land and building leases. Accordingly, if we determine that the sale of any of these hotels or the assignment of our leasehold interest in any of these ground or land and building leases is in the best interest of our shareholders, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the relevant lessor. The Indianapolis Marriott Downtown, Westin Copley Place and Hotel Solamar are each subject to a ground or air rights lease and do not require approval from the relevant third-party lessor.
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
As of December 31, 2012, $195.5 million of aggregate indebtedness (15.6% of total indebtedness) was subject to variable interest rates. An increase in interest rates could increase our interest expense and reduce our cash flow and may affect our ability to make distributions to shareholders and to service our indebtedness.
Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.
We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on your investment.

Failure to qualify as a REIT would be costly.
We have operated, and intend to continue to operate, in a manner that we believe allows us to qualify as a REIT under the Code beginning with our taxable year ended December 31, 1998. No assurance can be given, however, that we will in fact qualify or remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Code. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, potentially applicable with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT or could increase our tax liability or reduce our operating flexibility.
For example, among other risks,

•	if our hotel managers do not qualify as “eligible independent contractors” under the Code,

•	if the leases of our hotel properties to LHL are not respected as true leases for federal income tax purposes, or

•
if the Operating Partnership failed to qualify as a partnership for federal income tax purposes (which would cause it to become subject to federal and state corporate income tax and would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us), we would fail to qualify as a REIT.
If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, we also will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would cause us to incur additional tax liabilities, significantly impair our ability to service indebtedness and reduce the amount of cash available to make new investments or to make distributions on our common or preferred shares.
The Operating Partnership owns 100% of the common shares of a subsidiary REIT that elected to be taxed as a REIT under the Code. If our subsidiary REIT were to fail to qualify as a REIT, then our subsidiary REIT would become subject to additional federal income tax and we could in turn fail to qualify as a REIT, unless we could avail ourselves of certain relief provisions.

Complying with REIT requirements may cause us to forego otherwise attractive business opportunities or liquidate otherwise attractive investments and may limit our ability to hedge our liabilities effectively and cause us to incur tax liabilities.
To meet the tests applicable to REITs, we may be required to forego or exit investments we might otherwise make or hold. The REIT provisions of the Code also substantially limit our ability to hedge our liabilities. To the extent that we enter into hedging transactions (other than certain transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets), the income from those transactions is likely to be treated as non-qualifying income for purposes of gross income tests applicable to REITs. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear or increase the cost of our hedging activities because our TRS would be subject to tax on gains.

Our ownership of TRSs involves additional regulation and tax, and our transactions with TRSs will subject us to a 100% penalty tax on certain income or deductions if the transactions are not conducted on arm's-length terms.
A REIT may own up to 100% of the stock of one or more TRSs, and a TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. TRSs involve additional regulation, including a rule that no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. Another rule imposes a 100% excise tax on certain transactions between a TRS and its parent REIT not conducted on an arm's-length basis. TRSs are also subject to applicable federal, foreign, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us.

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
Our trustees serve staggered three-year terms, the trustees may only be removed for cause and remaining trustees may fill board vacancies.    Our Board of Trustees is divided into three classes of trustees, each serving a staggered three-year term. In addition, a trustee may only be removed for cause by the affirmative vote of the holders of a majority of our outstanding common shares. Our declaration of trust and bylaws also provide that a majority of the remaining trustees may fill any vacancy on the Board of Trustees and further effectively provide that only the Board of Trustees may increase or decrease the number of persons serving on the Board of Trustees. These provisions preclude shareholders from removing incumbent trustees, except for cause after a majority affirmative vote, and filling the vacancies created by such removal with their own nominees.
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
The sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for our common shares. As of December 31, 2012, there were 200,000,000 common shares authorized under our declaration of trust, as amended, of which 95,445,444 were outstanding. Our Board of Trustees may authorize the issuance of additional authorized but unissued common shares or other authorized but unissued securities at any time, including pursuant to our 2009 Equity Incentive Plan. We also have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common or preferred shares) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. In addition, in January 2013, our Board of Trustees authorized us to issue common shares having an aggregate offering price of up to $250.0 million in a continuous equity issuance program. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distributions or sales of our common shares will have on the market price of our common shares.
Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.
Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2012, 6,348,888 shares of our 7 ¼% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”) and 2,750,000 shares of our 7 ½% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $227.5 million, and annual dividends on our outstanding preferred shares are approximately $16.7 million. Holders of our Series G Preferred Shares and our Series H Preferred Shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future preferred offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.
The market price and trading volume of our common shares may be volatile.
The market price of our common shares may be volatile. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, you may be unable to resell your shares at or above the price at which they traded when you acquired them. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the market price of our common shares or result in fluctuations in the market price or trading volume of our common shares include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our operations or earnings estimates;

•	publication of research reports about us, the real estate industry or the lodging industry;

•	changes in our dividend policy;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional equity or debt we may issue or incur in the future;

•	additions or departures of key management personnel;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented or incorporated by reference in this prospectus supplement; and

•	general U.S. and worldwide market and economic conditions.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Hotel Properties
As of December 31, 2012, the Company owned interests in the following 40 hotel properties:

Hotel Properties		Number of Guest Rooms	Location
1.	Le Montrose Suite Hotel	133	West Hollywood, CA
2.	San Diego Paradise Point Resort and Spa (1)	462	San Diego, CA
3.	Harborside Hyatt Conference Center & Hotel (1)(2)	270	Boston,MA
4.	Hotel Viking	209	Newport,RI
5.	Topaz Hotel	99	Washington,D.C.
6.	Hotel Rouge	137	Washington,D.C.
7.	Hotel Madera	82	Washington,D.C.
8.	Hotel Helix	178	Washington,D.C.
9.	The Liaison Capitol Hill	343	Washington,D.C.
10.	Lansdowne Resort	296	Lansdowne,VA
11.	Hotel George	139	Washington,D.C.
12.	Indianapolis Marriott Downtown (1)(2)	622	Indianapolis,IN
13.	Hilton Alexandria Old Town	246	Alexandria,VA
14.	Chaminade Resort and Conference Center	156	Santa Cruz, CA
15.	Hilton San Diego Gaslamp Quarter	283	San Diego, CA
16.	The Grafton on Sunset	108	West Hollywood, CA
17.	Onyx Hotel	112	Boston,MA
18.	Westin Copley Place (2)(3)	803	Boston,MA
19.	Hotel Deca(2)	158	Seattle,WA
20.	The Hilton San Diego Resort and Spa (1)	357	San Diego, CA
21.	Donovan House	193	Washington, D.C.
22.	Le Parc Suite Hotel	154	West Hollywood, CA
23.	Hotel Sax Chicago	353	Chicago,IL
24.	Westin Michigan Avenue (2)	752	Chicago,IL
25.	Alexis Hotel	121	Seattle,WA
26.	Hotel Solamar (1)(2)	235	San Diego, CA
27.	Gild Hall	126	New York, NY
28.	Hotel Amarano Burbank	132	Burbank, CA
29.	Sofitel Washington, DC Lafayette Square	237	Washington, D.C.
30.	Hotel Monaco San Francisco	201	San Francisco, CA
31.	Westin Philadelphia	294	Philadelphia,PA
32.	Embassy Suites Philadelphia – Center City	288	Philadelphia,PA
33.	Hotel Roger Williams (1)(2)	194	New York, NY
34.	Chamberlain West Hollywood	114	West Hollywood, CA
35.	Viceroy Santa Monica (1)	162	Santa Monica, CA
36.	Villa Florence	182	San Francisco, CA
37.	Park Central Hotel	934	New York, NY
38.	Hotel Palomar, Washington, DC	335	Washington, D.C.
39.	L'Auberge Del Mar	120	Del Mar, CA
40.	The Liberty Hotel (1)	298	Boston, MA
	Total number of guest rooms	10,618

(1)	Property subject to a long-term ground or land and building lease.

(2)	Property subject to a mortgage/debt.

(3)	Property subject to a long-term air rights lease.
Each of our hotels is full service, with eight classified as “luxury”, 26 classified as “upper upscale” and six classified as “upscale”, as defined by Smith Travel Research (“STR”), a provider of hotel industry data.

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

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Information about the Company’s equity compensation plans is incorporated by reference to the material in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”).
Market Information
The common shares of the Company began trading on the New York Stock Exchange (“NYSE”) on April 24, 1998 under the symbol “LHO.” The following table sets forth, for the periods indicated, the high and low sale prices per common share and the cash distributions declared per share:

	Calendar Year 2012			Calendar Year 2011
	High	Low	Distribution	High	Low	Distribution
First Quarter	$29.39	$24.11	$0.11	$29.58	$25.05	$0.11
Second Quarter	$30.46	$25.22	$0.20	$28.69	$23.98	$0.11
Third Quarter	$30.01	$24.78	$0.20	$27.47	$15.17	$0.11
Fourth Quarter	$26.93	$22.33	$0.20	$25.25	$17.22	$0.11
The closing price for the Company’s common shares, as reported by the NYSE on December 31, 2012, was $25.39 per share.

SHARE PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total return on the common shares from December 31, 2007 to the NYSE closing price per share on December 31, 2012 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (“FTSE NAREIT Equity Index”). Total return values were calculated assuming a $100 investment on December 31, 2007 with reinvestment of all dividends in (i) the common shares, (ii) the S&P 500 and (iii) the FTSE NAREIT Equity Index.
The actual returns on the graph above are as follows:

Name	Value of Initial Investment at December 31, 2007	Value of Initial Investment at December 31, 2008	Value of Initial Investment at December 31, 2009	Value of Initial Investment at December 31, 2010	Value of Initial Investment at December 31, 2011	Value of Initial Investment at December 31, 2012
LaSalle Hotel Properties	$100.00	$37.54	$72.39	$90.89	$84.92	$91.45
S&P 500 Index	$100.00	$63.00	$79.67	$91.67	$93.61	$108.59
FTSE NAREIT Equity Index	$100.00	$62.27	$79.70	$101.98	$110.42	$132.18
Shareholder Information
As of February 13, 2013, there were 71 record holders of the Company’s common shares of beneficial interest, including shares held in “street name” by nominees who are record holders, and approximately 12,000 beneficial holders.

Distribution Information
For 2012, the Company paid $0.71 per common share in distributions, of which $0.5889 (rounded) was recognized as 2012 distributions for tax purposes and $0.1211 (rounded) will be recognized as 2013 distributions for tax purposes. Additionally, distributions of $0.11 per common share for 2011 were recognized as 2012 distributions for tax purposes, bringing total 2012 distributions for tax purposes to $0.6989 per common share (rounded), 100.00% of which represented ordinary income. Distributions for 2012 were paid quarterly to the Company’s common shareholders and unitholders at a level of $0.11 per common share/unit for the first quarter and $0.20 per common share/unit for the second, third and fourth quarters.
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

Common units issued at initial public offering	3,181,723
Common units issued:
2000-2006	86,667
2011	296,300
Common units redeemed:
1999-2009	(3,268,390)
Common units outstanding at December 31, 2012	296,300
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
The following tables set forth selected historical operating and financial data for the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from the historical financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES Selected Historical Operating and Financial Data (Unaudited, in thousands, except share data)

	For the year ended December 31,
	2012	2011	2010	2009	2008
Operating Data:
Revenues:
Hotel operating revenues	$862,146	$714,005	$594,642	$535,944	$587,449
Participating lease revenue	0	0	0	0	12,799
Other income	4,929	5,002	5,715	6,702	7,504
Total revenues	867,075	719,007	600,357	542,646	607,752
Expenses:
Hotel operating expenses	533,237	452,838	380,459	338,539	366,518
Depreciation and amortization	124,363	111,282	105,587	102,856	99,365
Real estate taxes, personal property taxes and insurance	44,551	35,425	30,897	29,460	31,664
Ground rent	8,588	7,720	5,825	5,706	7,091
General and administrative	19,769	17,120	18,802	15,033	17,361
Lease termination expense	0	0	0	0	4,296
Acquisition transaction costs	4,498	2,571	3,003	0	0
Impairment of development property	0	0	8,427	0	0
Other expenses	3,017	2,527	3,287	3,016	3,504
Total operating expenses	738,023	629,483	556,287	494,610	529,799
Operating income	129,052	89,524	44,070	48,036	77,953
Interest income	4,483	48	126	63	159
Interest expense	(52,896)	(39,704)	(36,500)	(37,951)	(48,207)
Income before income tax (expense) benefit, equity in earnings of joint venture and discontinued operations	80,639	49,868	7,696	10,148	29,905
Income tax (expense) benefit	(9,062)	(7,048)	(5,075)	(4,590)	1,017
Income from continuing operations	71,577	42,820	2,621	5,558	30,922
Net income (loss) from discontinued operations	0	796	(851)	2,412	7,444
Net income	71,577	43,616	1,770	7,970	38,366
Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity	0	2	191	30	39
Noncontrolling interest of common units in Operating Partnership	(281)	(1)	0	(15)	(100)
Noncontrolling interest of preferred units in Operating Partnership	0	0	0	(367)	(5,178)
Net (income) loss attributable to noncontrolling interests	(281)	1	191	(352)	(5,239)
Net income attributable to the Company	71,296	43,617	1,961	7,618	33,127
Distributions to preferred shareholders	(21,733)	(29,952)	(26,754)	(26,388)	(22,497)
Issuance costs of redeemed preferred shares	(4,417)	(731)	0	0	0
Net income (loss) attributable to common shareholders	$45,146	$12,934	$(24,793)	$(18,770)	$10,630

LASALLE HOTEL PROPERTIES Selected Historical Operating and Financial Data (Unaudited, in thousands, except share data)

	For the year ended December 31,
	2012	2011	2010	2009	2008
Earnings per Common Share:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares:
Basic	$0.52	$0.15	$(0.35)	$(0.39)	$0.06
Diluted	$0.52	$0.15	$(0.35)	$(0.39)	$0.06
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares:
Basic	$0.52	$0.16	$(0.36)	$(0.34)	$0.25
Diluted	$0.52	$0.16	$(0.36)	$(0.34)	$0.25
Weighted average number of common shares outstanding:
Basic	85,757,969	81,155,228	69,549,441	54,477,414	40,158,745
Diluted	85,897,274	81,326,304	69,549,441	54,477,414	40,257,970
Balance Sheet Data:
Investment in hotel properties, net	$3,053,044	$2,712,174	$2,229,362	$1,882,502	$1,967,255
Total assets	3,256,570	2,833,275	2,355,045	2,023,563	2,131,470
Borrowings under credit facilities	153,000	265,000	120,193	6,259	234,505
Term loans	477,500	0	0	0	0
Bonds payable	42,500	42,500	42,500	42,500	42,500
Mortgage loans, including unamortized loan premiums	579,220	643,897	646,207	595,389	685,686
Redeemable noncontrolling interest in consolidated entity	0	0	49	2,739	2,769
Noncontrolling interests in consolidated entity	18	17	33	48	64
Noncontrolling interests of common units in Operating Partnership	5,786	5,613	0	0	668
Noncontrolling interest of preferred units in Operating Partnership	0	0	0	0	59,739
Preferred shares, liquidation preference	227,472	394,222	352,972	352,972	294,250
Total shareholders’ equity	1,853,126	1,765,613	1,443,467	1,296,187	993,672
Other Data:
Funds from operations (1)	$169,607	$123,251	$92,484	$90,825	$117,129
Earnings before interest, taxes, depreciation and amortization (1)	253,481	200,952	152,374	160,079	192,011
Cash provided by operating activities	216,364	165,495	131,572	112,058	159,347
Cash used in investing activities	(524,154)	(569,936)	(371,517)	(31,634)	(137,076)
Cash provided by (used in) financing activities	322,655	411,666	244,504	(90,039)	(30,265)
Cash dividends declared per common share	$0.71	$0.44	$0.24	$0.04	$1.80

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
Overview
2012 was a year of recovery for the United States economy, the lodging industry and the Company. Positive economic indicators included strong corporate profits, slight improvement in consumer confidence and a declining unemployment rate. GDP improved moderately during 2012. The lodging industry benefited from the improving economic landscape. As such, 2012 U.S. lodging industry revenue per available room ("RevPAR") increased 6.8%, due to an increase in demand of 3.0%, which was slightly offset by a 0.5% increase in supply. U.S. lodging industry average daily rate ("ADR") improved 4.2%. RevPAR at the Company’s hotels also increased. During 2012, the Company’s funds from operations (“FFO”) per diluted share/unit and earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased as compared to 2011 due mainly to improvements in the performance of its hotel portfolio.
For 2012, the Company had net income applicable to common shareholders of $45.1 million, or $0.52 per diluted share. FFO was $169.6 million, or $1.97 per diluted share/unit (based on 86,193,574 weighted average shares and units outstanding during the year ended December 31, 2012) and EBITDA was $253.5 million. RevPAR in 2012 was $160.38. The Company considers RevPAR and EBITDA to be key measures of the performance of the individual hotels. RevPAR for the total portfolio increased 4.6% for 2012. The RevPAR increase is attributable to a 4.0% increase in ADR to $202.82 and 0.5% growth in occupancy to 79.1%. During 2012, the Company continued to implement measures that result in efficient hotel operations.
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
Revenue Recognition
The Company recognizes hotel operating revenues on an accrual basis consistent with hotel operations. For retail operations, revenue is recognized on a straight line basis over the lives of the retail leases. Revenue from retail operations is included in other income in the consolidated statements of operations and comprehensive income.

Investment in Hotel Properties
Upon acquisition, the Company determines the fair value of the acquired long-lived assets, assumed debt and any intangible assets or liabilities. The Company’s investments in hotel properties are carried at cost and depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, the shorter of the useful life of the improvement or the term of the related tenant lease for tenant improvements, 7 years for land improvements, 20 years for golf course land improvements, 20 years for swimming pool assets and 3 to 5 years for furniture, fixtures and equipment. For investments subject to land and building leases that qualify as capital leases, assets are recorded at the estimated fair value of the right to use the leased property at acquisition and depreciated over the shorter of the useful lives of the assets or the term of the respective lease. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.
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
If the results of a recoverability analysis indicate that the carrying amount of a hotel exceeds the estimated future undiscounted cash flows, impairment is indicated. Upon presentation to and discussion with the Board of Trustees, an impairment charge is recorded equal to the excess of the carrying value of the hotel over the fair value. When performing a recoverability test or estimating the fair value of a property, the Company makes certain assumptions including, but not limited to, consideration of:

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
Share-Based Compensation
From time to time, the Company awards nonvested shares under the 2009 Equity Incentive Plan (“2009 Plan”) as compensation to officers, employees and non-employee trustees. The shares vest over three to nine years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair value of the shares on the date of issuance, adjusted for forfeitures.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011
The U.S. lodging industry operated in an improving environment during 2012 as the U.S. economy continued to recover. On a year-over-year basis, overall industry demand increased 3.0%, while supply grew 0.5%. This resulted in an occupancy increase of 2.5%, while ADR improved 4.2%. Corporate demand continued to recover during the year, which was reflected in both the transient and group segments. Leisure demand also improved and both segments reflected increased pricing power due to the higher demand levels. As such, lodging industry RevPAR grew by 6.8%. Hotel occupancy, ADR, operating revenues and operating expenses for the Company’s portfolio were positively impacted by the overall industry performance.
Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $148.1 million from $714.0 million in 2011 to $862.1 million in 2012. This increase is due primarily to the hotel operating revenues generated from the 2012 and 2011 hotel acquisitions, which consist of the 2012 acquisitions of Hotel Palomar, Washington, DC, L'Auberge Del Mar and The Liberty Hotel and the 2011 acquisitions of Viceroy Santa Monica, Villa Florence and Park Central Hotel (collectively, the “2012/2011 Acquisition Properties”). The 2012/2011 Acquisition Properties, which are not comparable year-over-year, contributed $127.8 million to the increase in hotel operating revenues. Additionally, the effects of the improving economic environment, which resulted in a 4.6% increase in RevPAR across the portfolio, attributable to a 4.0% increase in ADR and a 0.5% increase in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:

•	$2.4 million increase from San Diego Paradise Point Resort and Spa;

•	$2.3 million increase from Westin Michigan Avenue;

•	$2.1 million increase from The Hilton San Diego Resort and Spa;

•	$1.9 million increase from Westin Copley Place;

•	$1.9 million increase from Embassy Suites Philadelphia - Center City; and

•	$1.5 million increase from Westin Philadelphia.
Additionally, total room, food and beverage and other operating department revenues at Indianapolis Marriott Downtown increased $4.0 million primarily as a result of the positive effects of the Super Bowl being hosted by the City of Indianapolis in 2012.
These increases are partially offset by a decrease of $2.3 million from Hotel Roger Williams as a result of a room renovation project, which was completed in June 2012.
Hotel operating revenues increased a net $6.5 million across 26 additional hotels in the portfolio primarily as a result of the effects of the economic turnaround experienced throughout the portfolio.
Other Income
Other income decreased $0.1 million from $5.0 million in 2011 to $4.9 million in 2012. This decrease is primarily due to lower gains from insurance proceeds recognized in the 2012 period, partially offset by increased retail income.
Hotel Operating Expenses
Hotel operating expenses increased $80.4 million from $452.8 million in 2011 to $533.2 million in 2012. This overall increase is primarily due to $73.0 million from the results of the 2012/2011 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of the effects of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the improving economic environment.

The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$1.7 million increase from Indianapolis Marriott Downtown (positive effects of the Super Bowl);

•	$1.4 million increase from The Hilton San Diego Resort and Spa; and

•	$1.2 million increase from Westin Michigan Avenue.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $3.1 million across the 31 additional hotels in the portfolio, including $0.4 million of management transition costs.
Depreciation and Amortization
Depreciation and amortization expense increased $13.1 million from $111.3 million in 2011 to $124.4 million in 2012. The increase is primarily due to $13.6 million from the 2012/2011 Acquisition Properties, which are not comparable year-over-year, partially offset by a net decrease of $0.5 million across the remaining hotels in the portfolio due to a portion of furniture, fixtures and equipment becoming fully depreciated, which exceeded the depreciation of new assets placed into service, including recent renovations.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $9.2 million from $35.4 million in 2011 to $44.6 million in 2012. This increase is primarily due to $7.4 million from the 2012/2011 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $1.4 million across the remaining hotels in the portfolio primarily due to increased assessed property values or tax rates at certain properties. Insurance expense increased $0.4 million for the remaining hotels in the portfolio, of which $0.2 million was due to property insurance placed on the hotels securing the mezzanine loan.
Ground Rent
Ground rent increased $0.9 million from $7.7 million in 2011 to $8.6 million in 2012. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel's performance. Viceroy Santa Monica, which is not comparable year-over-year, contributed $0.4 million to the 2012 increase. The other hotels subject to ground leases contributed a net $0.5 million to the increase due to improved operating results.
General and Administrative
General and administrative expense increased $2.7 million from $17.1 million in 2011 to $19.8 million in 2012 due primarily to increased compensation expenses, including severance costs, Board of Trustees costs and professional fees of $3.3 million, partially offset by charges associated with the departure of the Company's former Chief Financial Officer of $0.6 million in 2011 with no similar costs in 2012.
Acquisition Transaction Costs
Acquisition transaction costs of $4.5 million in 2012 and $2.6 million in 2011 relate to the purchase of the 2012/2011 Acquisition Properties and the July 2012 acquisition of a mezzanine loan.
Other Expenses
Other expenses increased $0.5 million from $2.5 million in 2011 to $3.0 million in 2012 due primarily to management transition costs of $0.8 million related to the operator changes at several hotels in the second and third quarters of 2012, partially offset by $0.3 million related to reduced hotel retail outlet expenses and decreased losses from property damage, which were largely covered by insurance proceeds.
Interest Income
Interest income increased $4.5 million from an immaterial amount in 2011 to $4.5 million in 2012 as a result of the interest income earned on the mezzanine loan, which was acquired in July 2012.
Interest Expense
Interest expense increased $13.2 million from $39.7 million in 2011 to $52.9 million in 2012 due to an increase in the Company's weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company's weighted average debt outstanding increased from $716.7 million in 2011 to $1.2 billion in 2012 due primarily to the following borrowings:

•	additional borrowings to purchase the 2012/2011 Acquisition properties;

•
additional borrowings to redeem the 7 ½% Series D Cumulative Redeemable Preferred Shares (the "Series D Preferred Shares") and the 8% Series E Cumulative Redeemable Preferred Shares (the "Series E Preferred Shares") in May 2012;

•	additional borrowings to acquire a performing mezzanine loan in July 2012; and

•	additional borrowing to finance other capital improvements during 2011 and 2012.
The above borrowings are partially offset by paydowns with proceeds from the following:

•	the sale of the Sheraton Bloomington Hotel Minneapolis South in January 2011;

•
the January and February 2011 issuance of the 7 ½% Series H Cumulative Redeemable Preferred Shares (the "Series H Preferred Shares"), net of the March 2011 redemption of the 8 3/8% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Shares”);

•	the April 2011 common share offering, net of the August through October 2011 repurchases of common shares under an authorized share repurchase program;

•	the issuance of common shares under the Company's equity distribution agreements during 2011 and 2012;

•	the December 2012 common share offering; and

•	operating cash flows.
The Company's weighted average interest rate, including the impact of capitalized interest, decreased from 5.2% in 2011 to 4.3% in 2012. Interest capitalized on renovations decreased from $0.5 million in 2011 to $0.4 million in 2012 primarily due to slightly decreased renovation activity during the 2012 period.
Income Tax Expense
Income tax expense from continuing operations and discontinued operations increased $2.0 million from $7.1 million in 2011 to $9.1 million in 2012. This increased income tax expense is primarily due to an increase in LHL's net income before income tax expense of $6.3 million from $14.8 million in 2011 to $21.1 million in 2012 due to improved hotel performance, partially offset by decreased taxes due to the reversal of accruals resulting from the resolution of a previously disclosed uncertain tax position. For the year ended December 31, 2012, LHL's income tax expense was calculated using an estimated combined federal and state effective tax rate of 42.6%.
Discontinued Operations
Net income from discontinued operations decreased $0.8 million from $0.8 million in 2011 to zero in 2012. The 2011 period includes the operating results of the Sheraton Bloomington Hotel Minneapolis South, which was sold in January 2011, and the gain on finalization of the Seaview Resort roof project of $0.8 million.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest in loss of consolidated entity represents the outside equity interest in the Modern Magic Hotel, LLC joint venture, which is included in the consolidated financial statements of the Company since the Company held a controlling interest prior to dissolution on November 1, 2011.
Noncontrolling Interests of Common Units
Noncontrolling interests of common units in Operating Partnership represent the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At December 31, 2012, third party limited partners held 0.3% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $8.3 million from $30.0 million in 2011 to $21.7 million in 2012 due to decreased distributions on the Series B Preferred Shares, which were redeemed on March 14, 2011, and the Series D Preferred Shares and Series E Preferred Shares, which were redeemed on May 21, 2012, partially offset by increased distributions on the Series H Preferred Shares, which were issued on January 19 and February 4, 2011.
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

The following is a reconciliation between net income (loss) attributable to common shareholders and FFO for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 (in thousands, except share and unit data):

	For the year ended December 31,
	2012	2011	2010	2009	2008
Net income (loss) attributable to common shareholders	$45,146	$12,934	$(24,793)	$(18,770)	$10,630
Depreciation(1)	123,809	110,760	110,138	109,174	105,746
Amortization of deferred lease costs	371	318	363	436	692
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	(2)	(191)	(30)	(39)
Noncontrolling interests of common units in Operating Partnership	281	1	0	15	100
Less: Net gain on sale of property	0	(760)	(29,162)	0	0
Loss on impairment of properties	0	0	36,129	0	0
FFO	$169,607	$123,251	$92,484	$90,825	$117,129
Weighted Average number of common shares and units outstanding:
Basic	86,054,269	81,157,663	69,549,441	54,534,939	40,256,228
Diluted	86,193,574	81,328,739	69,722,700	54,611,974	40,355,453

(1)	Includes amounts from discontinued operations.
The following is a reconciliation between net income (loss) attributable to common shareholders and EBITDA for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 (in thousands):

	For the year ended December 31,
	2012	2011	2010	2009	2008
Net income (loss) attributable to common shareholders	$45,146	$12,934	$(24,793)	$(18,770)	$10,630
Interest expense(1)	52,896	39,704	36,504	37,956	48,213
Income tax expense (benefit)(1)	9,062	7,081	3,424	4,257	(1,316)
Depreciation and amortization(1)	124,363	111,282	110,676	109,896	106,748
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	(2)	(191)	(30)	(39)
Noncontrolling interests of common units in Operating Partnership	281	1	0	15	100
Noncontrolling interests of preferred units in Operating Partnership	0	0	0	367	5,178
Distributions to preferred shareholders	21,733	29,952	26,754	26,388	22,497
EBITDA(2)	$253,481	$200,952	$152,374	$160,079	$192,011

(1)	Includes amounts from discontinued operations.

(2)
EBITDA includes the gain on finalization of the Seaview Resort roof project of $0.8 million in 2011. EBITDA includes the gain on sale of Westin City Center Dallas of $29.2 million and the loss on impairment of Seaview Resort, Sheraton Bloomington Hotel Minneapolis South and 330 N. Wabash Avenue property of $24.5 million, $3.2 million and $8.4 million, respectively, in 2010.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011	Variance
Occupancy	79.1%	78.7%	0.5%
ADR	$202.82	$194.94	4.0%
RevPAR	$160.38	$153.39	4.6%
The above hotel statistics include adjustments made for presentation of comparable information.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of December 31, 2012, the Company held $17.4 million of restricted cash reserves, $10.8 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 33 unencumbered properties as of December 31, 2012, the sale of one or more properties, equity issuances available under the Company’s shelf registration statement and the issuance of up to $250.0 million of common shares from time to time under the 2013 Agreement (see "Equity Issuances and Redemptions" below).
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
The Company’s senior unsecured credit facility, LHL’s unsecured credit facility and the Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict our ability to make distributions or other payments to our shareholders upon events of default. There are currently no other contractual or other arrangements limiting payment of distributions by the Operating Partnership.
Failure to comply with our financial covenants contained in our credit facilities, term loans and non-recourse secured mortgages could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. If we violate the financial covenants contained in any of our credit facilities or term loans, we may attempt to negotiate waivers of the violations or amend the terms of the applicable credit facilities or term loans with the lenders thereunder; however, we can make no assurance that we would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to us. If a default under any of the above debt instruments were to occur, we would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If we are unable to refinance our debt on acceptable terms, including upon maturity of the debt, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower our cash flow, and, consequently, cash available for distribution to our shareholders.
As of December 31, 2012, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans. One of the mortgaged properties is currently subject to a cash trap as a result of the impact of a recent renovation on hotel operations. This cash trap does not have a material impact on the cash flow or the operations of the Company.

Properties Leased to LHL
Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the TRS provisions of the Code. As of December 31, 2012, LHL leased all 40 hotels owned by the Company as follows:

1. Harborside Hyatt Conference Center & Hotel	21. Westin Michigan Avenue
2. Hotel Viking	22. Hotel Sax Chicago
3. Topaz Hotel	23. Alexis Hotel
4. Hotel Rouge	24. Hotel Solamar
5. Hotel Madera	25. Gild Hall
6. Hotel Helix	26. Hotel Amarano Burbank
7. The Liaison Capitol Hill	27. San Diego Paradise Point Resort and Spa
8. Lansdowne Resort	28. Le Montrose Suite Hotel
9. Hotel George	29. Sofitel Washington, DC Lafayette Square
10. Indianapolis Marriott Downtown	30. Hotel Monaco San Francisco
11. Hilton Alexandria Old Town	31. Westin Philadelphia
12. Chaminade Resort and Conference Center	32. Embassy Suites Philadelphia - Center City
13. Hilton San Diego Gaslamp Quarter	33. Hotel Roger Williams
14. The Grafton on Sunset	34. Chamberlain West Hollywood
15. Onyx Hotel	35. Viceroy Santa Monica
16. Westin Copley Place	36. Villa Florence
17. Hotel Deca	37. Park Central Hotel
18. The Hilton San Diego Resort and Spa	38. Hotel Palomar, Washington, DC
19. Donovan House	39. L'Auberge Del Mar
20. Le Parc Suite Hotel	40. The Liberty Hotel

Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of December 31, 2012 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$675,816	$97,786	$283,287	$294,743	$0
Borrowings under credit facilities (2)	163,605	3,444	6,888	153,273	0
Rents (3)	398,465	7,048	14,147	14,293	362,977
Massport Bonds (1)	43,007	98	196	196	42,517
Term loans (4)	559,278	15,116	30,233	326,882	187,047
Purchase commitments (5)
Purchase orders and letters of commitment	75,688	75,688	0	0	0
Total obligations and commitments	$1,915,859	$199,180	$334,751	$789,387	$592,541

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Interest expense is calculated based on the variable rate as of December 31, 2012. It is assumed that the outstanding debt as of December 31, 2012 will be repaid upon maturity with interest-only payments until then.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
Amounts include principal and interest. The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan and the full five-year term, including a one-year extension subject to certain conditions, of the Second Term Loan, resulting in fixed all-in interest rates of 3.87% and 2.68%, respectively, at the Company's current leverage ratio (as defined in the agreements). It is assumed that the outstanding debt as of December 31, 2012 will be repaid upon maturity with fixed interest-only payments until then.

(5)
As of December 31, 2012, purchase orders and letters of commitment totaling approximately $75.7 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

Debt Summary
Debt as of December 31, 2012 and 2011 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	December 31, 2012	December 31, 2011
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2016 (a)	$153,000	$265,000
LHL unsecured credit facility	Floating (b)	January 2016 (b)	0	0
Total borrowings under credit facilities			153,000	265,000
Term loans
First Term Loan	Floating (c)	May 2019	177,500	0
Second Term Loan	Floating (c)	August 2017	300,000	0
Total term loans			477,500	0
Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating (d)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hilton San Diego Gaslamp Quarter	5.35%	July 2012 (e)	0	59,600
Hotel Solamar	5.49%	December 2013 (f)	60,134	60,900
Hotel Deca	6.28%	August 2014	9,111	9,392
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	137,172	138,902
Indianapolis Marriott Downtown	5.99%	July 2016	100,142	101,319
Hotel Roger Williams	6.31%	August 2016	62,543	63,589
Mortgage loans at stated value			579,102	643,702
Unamortized loan premium (g)			118	195
Total mortgage loans			579,220	643,897
Total debt			$1,252,220	$951,397

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2012, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $153,000 was 2.22%. As of December 31, 2011, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $265,000 was 2.30%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date to January 2017.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at December 31, 2012 or 2011. LHL has the option, subject to certain terms and conditions, to extend the maturity date to January 2017.

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

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2014, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have three one-year extension options and are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2012 were 0.65% and 0.17% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2011 were 0.75% and 0.12% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which effective February 14, 2012 changed from a flat 2.00% to a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement.

(e)	The Company repaid the mortgage loan on March 30, 2012 through borrowings on its senior unsecured credit facility.

(f)	The Company intends to either repay the mortgage loan through borrowings on its credit facilities upon maturity or refinance the loan through a property mortgage.

(g)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $118 as of December 31, 2012 and $195 as of December 31, 2011.
A summary of the Company’s interest expense and weighted average interest rates for borrowings for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	For the year ended December 31,
	2012	2011	2010
Interest Expense:
Interest incurred	$51,351	$39,196	$35,797
Amortization of deferred financing costs	1,915	967	907
Capitalized interest	(370)	(459)	(200)
Interest expense	52,896	39,704	36,504
Interest expense from discontinued operations	0	0	(4)
Interest expense from continuing operations	$52,896	$39,704	$$36,500

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	2.2%	1.2%	1.0%
LHL unsecured credit facility	2.1%	1.1%	0.9%
Massport Bonds	0.3%	0.2%	0.3%
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
On August 2, 2012, the Company entered into a new $300.0 million unsecured loan with a five-year term maturing on August 2, 2017, including a one-year extension subject to certain conditions (the "Second Term Loan"). At closing, $200.0 million of the Second Term Loan proceeds were funded. On November 2, 2012, the Company drew the remaining $100.0 million of proceeds, which was during the 95-day post closing period stipulated in the loan agreement. The Second Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate for the full five-year term (see "Derivative and Hedging Activities below"). The proceeds were used to reduce amounts outstanding under the Company's senior unsecured credit facility and for general corporate purposes.
The Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) ("OCL"). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) ("AOCL") related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company's variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the First Term Loan's full seven-year term, resulting in a fixed all-in interest rate of 3.87% at the Company's current leverage ratio (as defined in the agreement). Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million for the Second Term Loan's full five-year term, including a one-year extension subject to certain conditions, resulting in a fixed all-in interest rate of 2.68% at the Company's current leverage ratio (as defined in the agreement). The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.
The following table presents the effect of derivative instruments on the Company's consolidated statements of operations and comprehensive income, including the location and amount of unrealized loss on outstanding derivative instruments in cash flow hedging relationships, for the year ended December 31, 2012 (in thousands):

	Amount of Loss Recognized in OCL on Derivative Instruments	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income

	(Effective Portion)	(Effective Portion)	(Effective Portion)
	For the year ended		For the year ended
	December 31, 2012		December 31, 2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	$7,759	Interest expense	$2,074
During the year ended December 31, 2012, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of December 31, 2012, there was $7.8 million in cumulative unrealized loss, of which $7.7 million was included in AOCL and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $4.1 million will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of December 31, 2012.
Mortgage Loans
The Company’s mortgage loans are secured by the respective properties. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.
On March 30, 2012, the Company repaid without fee or penalty the Hilton San Diego Gaslamp Quarter mortgage loan in the amount of $59.6 million plus accrued interest through borrowings on its senior unsecured credit facility. The loan was due to mature in July 2012.
The mortgage loans contain debt service coverage ratio tests related to the mortgaged properties. If the debt service coverage ratio for a specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel may automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows may be directed to the lender ("cash trap") until such time as the property again complies with the specified debt service coverage ratio or the mortgage is paid off.

Financial Covenants
Failure to comply with our financial covenants contained in our credit facilities, term loans and non-recourse secured mortgages could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions.
If the Company violates the financial covenants contained in any of its credit facilities or term loans described above, the Company may attempt to negotiate waivers of the violations or amend the terms of the applicable credit facilities or term loans with the lenders thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company. If a default under the credit facilities or term loans were to occur, the Company would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If the Company is unable to refinance its debt on acceptable terms, including at maturity of the credit facilities, it may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower the Company’s cash flow, and, consequently, cash available for distribution to its shareholders.
A cash trap associated with a mortgage loan may limit the overall liquidity for the Company as cash from the hotel securing such mortgage would not be available for the Company to use. If the Company is unable to meet mortgage payment obligations, including the payment obligation upon maturity of the mortgage borrowing, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company.
As of December 31, 2012, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans. One of the mortgaged properties is currently subject to a cash trap as a result of the impact of a recent renovation on hotel operations. This cash trap does not have a material impact on the cash flow or the operations of the Company.

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
Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
Level 2—Observable inputs, other than quoted prices included in level 1, such as interest rates, yield curves, quoted prices in active markets for similar assets and liabilities, and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3—Unobservable inputs that are supported by limited market activity. This includes certain pricing models, discounted cash flow methodologies and similar techniques when observable inputs are not available.
The Company estimates the fair value of its financial instruments using available market information and valuation methodologies the Company believes to be appropriate for these purposes. Considerable judgment and subjectivity are involved in developing these estimates and, accordingly, such estimates are not necessarily indicative of amounts that would be realized upon disposition.

Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		December 31, 2012
		Using Significant
		Other Observable
		Inputs
		(Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Accounts payable and accrued expenses	$7,759
The fair value of each derivative instrument is based on a discounted cash flow analysis of the expected cash flows under each arrangement. This analysis reflects the contractual terms of the derivative instrument, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities, which is classified within level 2 of the fair value hierarchy. The Company also incorporates credit value adjustments to appropriately reflect each parties' nonperformance risk in the fair value measurement, which utilizes level 3 inputs such as estimates of current credit spreads. However, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified within level 2 of the fair value hierarchy.
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company's consolidated financial statements as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$68,490	$68,490	$0	$0
Borrowings under credit facilities	$153,000	$153,719	$265,000	$266,241
Term loans	$477,500	$475,752	$0	$0
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$579,220	$607,109	$643,897	$645,558
The Company estimates the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 2.9% and 4.3% as of December 31, 2012 and 2011, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company's.
At December 31, 2012 and 2011, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts and note receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

Equity Issuances and Redemptions
On January 19, 2011, the Company issued 2,600,000 Series H Preferred Shares at a price of $25.00 per share and received net proceeds, after costs, of $62.7 million. On February 4, 2011, the underwriters exercised their rights to cover overallotments and purchased 150,000 additional Series H Preferred Shares, resulting in additional net proceeds to the Company of $3.6 million. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.
From January 21, 2011 through February 16, 2011, the Company sold 2,619,811 common shares of beneficial interest, par value $0.01 per share, under separate equity distribution agreements (the “2010 Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raymond James & Associates, Inc. and Wells Fargo Securities, LLC. After deducting the underwriters’ discounts and commissions of $1.2 million, the Company raised net proceeds of $72.3 million. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. The Company has fully utilized the $150.0 million of aggregate offering price authorized under the 2010 Agreements.
On February 11, 2011, the Company provided notice to the holders of its Series B Preferred Shares of the redemption of those shares. On March 14, 2011, the Company redeemed all 1,100,000 outstanding Series B Preferred Shares for $27.5 million ($25.00 per share) plus accrued distributions through March 14, 2011 of $0.5 million. The redemption value of the Series B Preferred Shares exceeded the carrying value of the Series B Preferred Shares by $0.7 million which is included in the determination of net income attributable to common shareholders for the year ended December 31, 2011. The $0.7 million represents the offering costs related to the Series B Preferred Shares.
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
From May 18, 2012 through May 30, 2012, the Company sold 641,069 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement. After deducting the Manager's discounts and commissions of $0.2 million, the Company raised net proceeds of $17.3 million. On August 8, 2012, the Company sold 3,100 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement. After deducting the Manager's discounts and commissions of an immaterial amount, the Company raised net proceeds of $0.1 million. The net proceeds were used to pay down amounts outstanding under the Company's senior unsecured credit facility and under the LHL credit facility, and for general corporate purposes. For the year ended December 31, 2012, the Company incurred additional offering costs of $0.2 million related to maintaining the 2011 Agreement.
On May 21, 2012, the Company redeemed all 3,170,000 outstanding Series D Preferred Shares and all 3,500,000 outstanding Series E Preferred Shares for $79.3 million and $87.5 million ($25.00 per share), respectively, plus accrued distributions through May 21, 2012 of $0.8 million and $1.0 million, respectively. The fair values of the Series D Preferred Shares and Series E Preferred Shares exceeded their carrying values by $2.3 million and $2.1 million, respectively, which are included in the determination of net income attributable to common shareholders for the year ended December 31, 2012. The $2.3 million and $2.1 million represent the offering costs related to the Series D Preferred Shares and Series E Preferred Shares, respectively.
On December 19, 2012, the Company completed an underwritten public offering of 9,200,000 common shares of beneficial interest, par value $0.01 per share, including 1,200,000 common shares issued pursuant to the underwriters' option to purchase additional shares. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of $209.1 million. The net proceeds were used to fund the acquisition of The Liberty Hotel on December 28, 2012, to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.
On February 20, 2013, the Company entered into an equity distribution agreement (the "2013 Agreement") with the Manager. Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest having an aggregate offering price of up to $250.0 million. The 2013 Agreement replaced the 2011 Agreement, under which $146.0 million of aggregate offering price remained.

Sources and Uses of Cash
As of December 31, 2012, the Company had $35.1 million of cash and cash equivalents and $17.4 million of restricted cash reserves, $10.8 million of which was available for future capital expenditures. Additionally, the Company had $594.7 million available under the senior unsecured credit facility, with $2.3 million reserved for outstanding letters of credit, and $25.0 million available under the LHL credit facility.
Net cash provided by operating activities was $216.4 million for the year ended December 31, 2012 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $524.2 million for the year ended December 31, 2012 primarily due to the purchases of Hotel Palomar, Washington, DC, L'Auberge Del Mar and The Liberty Hotel, the acquisition of a performing mezzanine loan and outflows for improvements and additions at the hotels, partially offset by net proceeds from restricted cash reserves.

Net cash provided by financing activities was $322.7 million for the year ended December 31, 2012 primarily due to proceeds from the term loans and net proceeds from the common share offerings, partially offset by payment for the redemption of preferred shares, mortgage loan repayments, net repayments under the credit facilities, payment of deferred financing costs, repurchase of common shares into treasury, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company's senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 33 unencumbered properties, potential property sales, equity issuances available under the Company’s shelf registration statement and the issuance of up to $250.0 million of common shares from time to time under the 2013 Agreement. The Company also considers capital improvements, including the 2013 renovation of the Park Central Hotel in which the Company expects to invest between $60.0 million and $70.0 million, and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company's senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 33 unencumbered properties, potential property sales or the issuance of additional equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company's senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 33 unencumbered properties, potential property sales, estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement and the issuance of up to $250.0 million of common shares from time to time under the 2013 Agreement. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.

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
The Company’s expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and hotel operating expenses) are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for energy costs, liability insurance, property taxes, employee benefits and some wages, which are expected to increase at rates higher than inflation, and except for instances in which the properties are subject to periodic real estate tax reassessments.
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivative instruments. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and are recorded on the balance sheet at fair value, with offsetting changes recorded to other comprehensive income (loss). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging. The Company entered into derivative instruments during the second and third quarters of 2012.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, scheduled maturities and related weighted average interest rates by expected maturity dates are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Fixed rate debt	$64,687	$13,324	$214,797	$286,294	$300,000	$177,500	$1,056,602
Weighted average interest	5.5%	6.2%	5.3%	5.9%	2.7%	3.9%	4.5%
Variable rate debt	$0	$0	$0	$153,000	$0	$42,500	$195,500
Weighted average interest	0%	0%	0%	2.2%	0%	0.2%	1.8%
Total	$64,687	$13,324	$214,797	$439,294	$300,000	$220,000	$1,252,102
The table above presents the principal amount of debt maturing each year, including annual amortization of principal, through December 31, 2017 and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2012 and does not reflect indebtedness, if any, incurred after that date. The Company’s ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2012, the estimated fair value of the Company’s fixed rate debt was $1.1 billion.
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP guidance. As of December 31, 2012, $195.5 million of the Company’s aggregate indebtedness (15.6% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.
If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.5 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $195.5 million, the balance as of December 31, 2012.

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
Based on management’s evaluation as of December 31, 2012, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms.
Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
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
Changes in Internal Controls—There was no change to the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Included herein at pages F-1 through F-41.

2.	Financial Statement Schedules
The following financial statement schedule is included herein at pages F-42 through F-43.
Schedule III – Real Estate and Accumulated Depreciation
All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant(23)

3.2	Third Amended and Restated Bylaws of the Registrant(1)

4.1	Form of Common Share of Beneficial Interest(2)

10.1	Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 29, 1998(3)

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002(4)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of September 30, 2003(5)

10.4	Form of Third Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P.(6)

10.5	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 22, 2005(7)

10.6	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of February 8, 2006(8)

10.7	Form of Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operation Partnership, L.P.(9)

10.8	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of November 17, 2006(10)

10.9	Eighth Amendment to Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 15, 2009(11)

10.10	Ninth Amendment to Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of January 24, 2011(12)

10.11	Form of Management Agreement(2)

10.12	Form of Lease with Affiliated Lessees(2)

10.13	Form of First Amendment to Lease with Affiliated Lessee(13)

10.14	Form of Second Amendment to Lease with Affiliate Lessee(13)

10.15	Promissory Note Secured by Leasehold Mortgage in the original principal amount of $210,000,000 made by LHO Backstreets, L.L.C. and dated as of August 30, 2005(14)

10.16
Leasehold Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) by LHO Backstreets, LLC, as Mortgagor, and Mortgage Electronic Registration Systems, Inc., as Mortgagee and dated as of August 30, 2005(14)

10.17	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through April 21, 2005(15)*

10.18	LaSalle Hotel Properties 2009 Equity Incentive Plan(16)*

10.19	Trustee Fee Deferral Program(17)*

10.20	Form of Time-Based Restricted Share Award Agreement(18)*

10.21	Form of Performance-Based Restricted Share Award Agreement(18)*

10.22	Amended and Restated Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties effective October 19, 2009(17)*

10.23	Severance Agreement between Alfred L. Young and LaSalle Hotel Properties effective November 3, 2009(17)*

Exhibit Number	Description of Exhibit
10.24	Severance Agreement between Bruce A. Riggins and LaSalle Hotel Properties effective January 24, 2011(23)*

10.25	Offer Letter to Michael D. Barnello(19)*

10.26	Offer Letter to Alfred L. Young(20)*

10.27	Offer Letter to Bruce A. Riggins(21)*

10.28	Form of Indemnification Agreement(22)*

10.29	Purchase and Sale Agreement, dated June 3, 2011, by and among LaSalle Hotel Operating Partnership, L.P., Park Central Hotel (DE) LLC, PCH TIC Owner LLC and PCH Operating Lessee Owner Corp.(24)

10.30
Senior Unsecured Credit Agreement, dated December 14, 2011, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, The Royal Bank of Scotland plc and Bank of Montreal, as Co-Syndication Agents, and the other lenders named therein(25)

10.31
Senior Unsecured Term Loan Agreement, dated August 2, 2012, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, BBVA Compass and U.S. Bank national association, as Co-Syndication Agents, and the other lenders named therein (26)

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

101
The following financial statements from LaSalle Hotel Properties’ Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 20, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

*	Represents management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2010 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) filed with the SEC on April 2, 1998 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on August 14, 1998 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2002 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Annual report on Form 10-K filed with the SEC on February 23, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2005 and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2005 and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2006 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2009 and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2011 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on May 12, 1999 and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2005 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-125058) filed with the SEC on May 19, 2005 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-158873) filed with the SEC on April 28, 2009 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 18, 2007 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2008 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2010 and incorporated herein by reference.

(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2011 and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Registrant’s Current report on Form 8-K filed with the SEC on November 12, 2008 and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2011 and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 20, 2011 and incorporated herein by reference.

(25)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 8-K filed with the SEC on December 15, 2011 and incorporated herein by reference.

(26)	Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on October 17, 2012 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASALLE HOTEL PROPERTIES
Date:	February 20, 2013	BY:	/S/ BRUCE A. RIGGINS
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

Date	Signature
February 20, 2013	/s/ MICHAEL D. BARNELLO	Trustee, President and Chief Executive Officer (Principal Executive Officer)
Michael D. Barnello

February 20, 2013	/s/ JEFFREY T. FOLAND	Trustee
Jeffrey T. Foland

February 20, 2013	/s/ DARRYL HARTLEY-LEONARD	Trustee
Darryl Hartley-Leonard

February 20, 2013	/s/ WILLIAM S. MCCALMONT	Trustee
William S. McCalmont

February 20, 2013	/s/ DONALD S. PERKINS	Trustee
Donald S. Perkins

February 20, 2013	/s/ STUART L. SCOTT	Chairman of the Board of Trustees
Stuart L. Scott

February 20, 2013	/s/ DONALD A. WASHBURN	Trustee
Donald A. Washburn

February 20, 2013	/s/ BRUCE A. RIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Bruce A. Riggins

February 20, 2013	/s/ ALFRED L. YOUNG	Executive Vice President and Chief Operating Officer
Alfred L. Young

LASALLE HOTEL PROPERTIES

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees
LaSalle Hotel Properties:
We have audited the accompanying consolidated balance sheets of LaSalle Hotel Properties (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
February 20, 2013

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees
LaSalle Hotel Properties:
We have audited LaSalle Hotel Properties’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaSalle Hotel Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, LaSalle Hotel Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaSalle Hotel Properties as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 20, 2013, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
February 20, 2013

LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2012	December 31, 2011

Assets:
Investment in hotel properties, net (Note 3)	$3,053,044	$2,712,174
Note receivable (net of unamortized discount of $3,510) (Note 3)	68,490	0
Property under development (Note 3)	16,890	21,346
Cash and cash equivalents	35,090	20,225
Restricted cash reserves (Note 5)	17,414	16,969
Hotel receivables (net of allowance for doubtful accounts of $345 and $321, respectively)	28,485	23,760
Deferred financing costs, net	8,235	6,235
Deferred tax assets (Note 9)	1,286	5,250
Prepaid expenses and other assets	27,636	27,316
Total assets	$3,256,570	$2,833,275
Liabilities:
Borrowings under credit facilities (Note 4)	$153,000	$265,000
Term loans (Note 4)	477,500	0
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $118 and $195, respectively) (Note 4)	579,220	643,897
Accounts payable and accrued expenses	101,365	78,407
Advance deposits	16,422	12,085
Accrued interest	4,319	3,492
Distributions payable	23,314	16,651
Total liabilities	1,397,640	1,062,032
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares, $0.01 par value (liquidation preference of $227,472 and $394,222, respectively), 40,000,000 shares authorized; 9,098,888 and 15,768,888 shares issued and outstanding, respectively (Note 6)	91	158
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 95,480,358 shares issued and 95,445,444 shares outstanding, and 85,176,506 shares issued and 83,786,932 shares outstanding, respectively (Note 6)	955	851
Treasury shares, at cost (Note 6)	(886)	(24,543)
Additional paid-in capital, net of offering costs of $71,640 and $66,146, respectively	2,118,705	2,029,145
Accumulated other comprehensive loss (Note 4)	(7,735)	0
Distributions in excess of retained earnings	(258,004)	(239,998)
Total shareholders’ equity	1,853,126	1,765,613
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	18	17
Noncontrolling interests of common units in Operating Partnership (Note 6)	5,786	5,613
Total noncontrolling interests	5,804	5,630
Total equity	1,858,930	1,771,243
Total liabilities and equity	$3,256,570	$2,833,275
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)

	For the year ended
	December 31,
	2012	2011	2010
Revenues:
Hotel operating revenues:
Room	$595,330	$471,023	$388,108
Food and beverage	210,306	193,332	162,831
Other operating department	56,510	49,650	43,703
Total hotel operating revenues	862,146	714,005	594,642
Other income	4,929	5,002	5,715
Total revenues	867,075	719,007	600,357
Expenses:
Hotel operating expenses:
Room	150,564	115,839	95,271
Food and beverage	149,894	133,838	112,757
Other direct	20,778	20,390	18,753
Other indirect (Note 8)	212,001	182,771	153,678
Total hotel operating expenses	533,237	452,838	380,459
Depreciation and amortization	124,363	111,282	105,587
Real estate taxes, personal property taxes and insurance	44,551	35,425	30,897
Ground rent (Note 5)	8,588	7,720	5,825
General and administrative	19,769	17,120	18,802
Acquisition transaction costs (Note 3)	4,498	2,571	3,003
Impairment of development property (Note 3)	0	0	8,427
Other expenses	3,017	2,527	3,287
Total operating expenses	738,023	629,483	556,287
Operating income	129,052	89,524	44,070
Interest income	4,483	48	126
Interest expense	(52,896)	(39,704)	(36,500)
Income before income tax expense and discontinued operations	80,639	49,868	7,696
Income tax expense (Note 9)	(9,062)	(7,048)	(5,075)
Income from continuing operations	71,577	42,820	2,621
Discontinued operations (Note 3):
Income (loss) from operations of properties disposed of, including gain on sale and loss on impairment	0	829	(2,502)
Income tax (expense) benefit (Note 9)	0	(33)	1,651
Net income (loss) from discontinued operations	0	796	(851)
Net income	71,577	43,616	1,770
Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity (Note 3)	0	2	191
Noncontrolling interests of common units in Operating Partnership (Note 6)	(281)	(1)	0
Net (income) loss attributable to noncontrolling interests	(281)	1	191
Net income attributable to the Company	71,296	43,617	1,961
Distributions to preferred shareholders	(21,733)	(29,952)	(26,754)
Issuance costs of redeemed preferred shares (Note 6)	(4,417)	(731)	0
Net income (loss) attributable to common shareholders	$45,146	$12,934	$(24,793)

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)

	For the year ended
	December 31,
	2012	2011	2010
Earnings per Common Share - Basic:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.52	$0.15	$(0.35)
Discontinued operations	0.00	0.01	(0.01)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.52	$0.16	$(0.36)
Earnings per Common Share - Diluted:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.52	$0.15	$(0.35)
Discontinued operations	0.00	0.01	(0.01)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.52	$0.16	$(0.36)
Weighted average number of common shares outstanding:
Basic	85,757,969	81,155,228	69,549,441
Diluted	85,897,274	81,326,304	69,549,441

Comprehensive Income:
Net income	$71,577	$43,616	$1,770
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments (Note 4)	(7,759)	0	0
Comprehensive income	63,818	43,616	1,770
Noncontrolling interests:
Redeemable noncontrolling interest in loss of consolidated entity (Note 3)	0	2	191
Noncontrolling interests of common units in Operating Partnership (Note 6)	(257)	(1)	0
Comprehensive (income) loss attributable to noncontrolling interests	(257)	1	191
Comprehensive income attributable to the Company	$63,561	$43,617	$1,961
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$141	$636	$0	$1,469,730	$0	$(174,320)	$1,296,187	$48	$0	$48	$1,296,235
Issuance of shares, net of offering costs	0	95	830	183,191	0	0	184,116	0	0	0	184,116
Repurchase of common shares into treasury	0	0	(566)	0	0	0	(566)	0	0	0	(566)
Options exercised	0	0	0	171	0	0	171	0	0	0	171
Deferred compensation, net	0	0	(292)	6,166	0	17	5,891	0	0	0	5,891
Redeemable noncontrolling interest	0	0	0	0	0	191	191	0	0	0	191
Distributions on issued long-term performance-based share awards	0	0	0	0	0	(46)	(46)	0	0	0	(46)
Distributions on common shares ($0.24 per share)	0	0	0	0	0	(17,493)	(17,493)	0	0	0	(17,493)
Distributions on preferred shares	0	0	0	0	0	(26,754)	(26,754)	(15)	0	(15)	(26,769)
Net income	0	0	0	0	0	1,770	1,770	0	0	0	1,770
Balance, December 31, 2010	$141	$731	$(28)	$1,659,258	$0	$(216,635)	$1,443,467	$33	$0	$33	$1,443,500
Issuance of shares, net of offering costs	28	120	258	393,601	0	0	394,007	0	0	0	394,007
Redemption of preferred shares	(11)	0	0	(26,758)	0	(731)	(27,500)	0	0	0	(27,500)
Repurchase of common shares into treasury	0	0	(27,601)	0	0	0	(27,601)	0	0	0	(27,601)
Options exercised	0	0	0	83	0	0	83	0	0	0	83
Issuance of units	0	0	0	0	0	0	0	0	7,245	7,245	7,245
Deferred compensation, net	0	0	2,828	1,360	0	0	4,188	0	0	0	4,188
Adjustments to noncontrolling interests	0	0	0	1,601	0	0	1,601	0	(1,601)	(1,601)	0
Redeemable noncontrolling interest	0	0	0	0	0	2	2	0	0	0	2
Distributions on issued long-term performance-based share awards	0	0	0	0	0	(69)	(69)	0	0	0	(69)
Distributions on common shares/units ($0.44 per share/unit)	0	0	0	0	0	(36,228)	(36,228)	0	(32)	(32)	(36,260)
Distributions on preferred shares	0	0	0	0	0	(29,952)	(29,952)	(16)	0	(16)	(29,968)
Net income	0	0	0	0	0	43,615	43,615	0	1	1	43,616
Balance, December 31, 2011	$158	$851	$(24,543)	$2,029,145	$0	$(239,998)	$1,765,613	$17	$5,613	$5,630	$1,771,243

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity - Continued
(in thousands, except per share/unit data)

	Preferred Shares	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Issuance of shares, net of offering costs	0	103	22,847	250,461	0	0	273,411	0	0	0	273,411
Redemption of preferred shares	(67)	0	0	(162,266)	0	(4,417)	(166,750)	0	0	0	(166,750)
Repurchase of common shares into treasury	0	0	(2,122)	0	0	0	(2,122)	0	0	0	(2,122)
Options exercised	0	0	0	74	0	0	74	0	0	0	74
Adjustments to issuance of units	0	0	0	0	0	0	0	0	(746)	(746)	(746)
Deferred compensation, net	0	1	2,932	2,163	0	0	5,096	0	0	0	5,096
Contribution from noncontrolling interest	0	0	0	0	0	0	0	17	0	17	17
Adjustments to noncontrolling interests	0	0	0	(872)	0	0	(872)	0	872	872	0
Distributions on issued long-term performance-based share awards	0	0	0	0	0	(56)	(56)	0	0	0	(56)
Distributions on common shares/units ($0.71 per share/unit)	0	0	0	0	0	(63,096)	(63,096)	0	(210)	(210)	(63,306)
Distributions on preferred shares	0	0	0	0	0	(21,733)	(21,733)	(16)	0	(16)	(21,749)
Net income	0	0	0	0	0	71,296	71,296	0	281	281	71,577
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(7,735)	0	(7,735)	0	(24)	(24)	(7,759)
Balance, December 31, 2012	$91	$955	$(886)	$2,118,705	$(7,735)	$(258,004)	$1,853,126	$18	$5,786	$5,804	$1,858,930
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended
	December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$71,577	$43,616	$1,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,363	111,282	110,676
Amortization of deferred financing costs, mortgage premium and note receivable discount	764	893	834
Gain on sale of properties	0	(760)	(29,162)
Loss on impairment of properties	0	0	36,129
Deferred compensation	5,096	4,188	5,891
Deferred income tax expense	3,964	5,404	2,994
Allowance for doubtful accounts	24	(797)	237
Other	0	0	(700)
Changes in assets and liabilities:
Restricted cash reserves	(1,235)	3,284	(1,061)
Hotel receivables	(4,290)	(2,660)	(81)
Prepaid expenses and other assets	68	1,070	(3,528)
Accounts payable and accrued expenses	12,416	(2,936)	8,802
Advance deposits	2,790	2,492	(1,264)
Accrued interest	827	419	35
Net cash provided by operating activities	216,364	165,495	131,572
Cash flows from investing activities:
Improvements and additions to properties	(71,135)	(54,820)	(33,932)
Acquisition of properties	(386,615)	(533,767)	(455,980)
Purchase of office furniture and equipment	(68)	(90)	(127)
Acquisition of note receivable	(67,416)	0	0
Restricted cash reserves	790	(986)	(3,726)
Proceeds from sale of properties	0	19,727	120,855
Property insurance proceeds	290	0	1,393
Net cash used in investing activities	(524,154)	(569,936)	(371,517)
Cash flows from financing activities:
Borrowings under credit facilities	403,858	429,191	478,807
Repayments under credit facilities	(515,858)	(284,384)	(364,873)
Borrowings on term loans	477,500	0	0
Repayments of mortgage loans	(64,600)	(2,236)	(13,109)
Payment of deferred financing costs	(4,175)	(5,358)	(549)
Distributions to redeemable noncontrolling interest	0	(47)	(2,499)
Contribution from noncontrolling interest	17	0	0
Purchase of treasury shares	(2,122)	(27,601)	(566)
Proceeds from exercise of stock options	74	83	171
Proceeds from issuance of preferred shares	0	68,750	0
Payment of preferred offering costs	0	(2,380)	0
Proceeds from issuance of common shares	282,826	331,030	190,322
Payment of common offering costs	(9,745)	(3,559)	(6,316)
Distributions on issued long-term performance-based share awards	(56)	(69)	(46)
Redemption of preferred shares	(166,750)	(27,500)	0
Distributions on preferred shares	(24,985)	(29,255)	(26,769)
Distributions on common shares/units	(53,329)	(34,999)	(10,069)
Net cash provided by financing activities	322,655	411,666	244,504
Net change in cash and cash equivalents	14,865	7,225	4,559
Cash and cash equivalents, beginning of year	20,225	13,000	8,441
Cash and cash equivalents, end of year	$35,090	$20,225	$13,000
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Notes to Consolidated Financial Statements
(in thousands, except share/unit data)

1.	Organization
LaSalle Hotel Properties (the “Company”), a Maryland real estate investment trust organized on January 15, 1998, primarily buys, owns, redevelops and leases upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-administered and self-managed real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company is generally not subject to federal corporate income tax on that portion of its net income that is currently distributed to its shareholders. The income of LaSalle Hotel Lessee, Inc. (together with its wholly owned subsidiaries, “LHL”), the Company’s wholly owned taxable REIT subsidiary ("TRS"), is subject to taxation at normal corporate rates.
As of December 31, 2012, the Company owned interests in 40 hotels with over 10,600 guest rooms located in nine states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) base rent or (ii) participating rent based on hotel revenues. The LHL leases expire between December 2013 and December 2015. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at December 31, 2012. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at December 31, 2012. See Note 6 for additional disclosures on common operating partnership units.

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
Investment in Hotel Properties
Upon acquisition, the Company determines the fair value of the acquired long-lived assets, assumed debt and any intangible assets or liabilities. The Company’s investments in hotel properties are carried at cost and depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, the shorter of the useful life of the improvement or the term of the related tenant lease for tenant improvements, 7 years for land improvements, 20 years for golf course land improvements, 20 years for swimming pool assets and 3 to 5 years for furniture, fixtures and equipment. For investments subject to land and building leases that qualify as capital leases, assets are recorded at the estimated fair value of the right to use the leased property at acquisition and depreciated over the shorter of the useful lives of the assets or the term of the respective lease. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.
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
At the end of each reporting period, the Company assesses whether any quantitative or qualitative triggering events have occurred in relation to a property. Examples of situations considered to be triggering events include:

•	a substantial decline in operating cash flows during the period, including declines related to decreased occupancy, average daily rate or revenue per available room;

•	a current or projected loss from operations;

•	a significant cost accumulation above the original acquisition/development estimate;

•	a change in plan to sell the property prior to the end of its useful life or holding period;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events deemed significant by our management or our Board of Trustees.
If the presence of one or more triggering events as described above is identified at the end of a reporting period or throughout the year with respect to a hotel, the Company performs a recoverability test. In doing so, an estimate of undiscounted future cash flows over the estimated remaining holding period is compared to the carrying amount of the hotel.
If the results of a recoverability analysis indicate that the carrying amount of a hotel exceeds the estimated future undiscounted cash flows, impairment is indicated. Upon presentation to and discussion with the Board of Trustees, an impairment charge is recorded equal to the excess of the carrying value of the hotel over the fair value. When performing a recoverability test or estimating the fair value of a property, the Company makes certain assumptions including, but not limited to, consideration of:

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
Intangible Assets
The Company does not amortize intangible assets with indefinite useful lives. Non-amortizable intangible assets are reviewed annually for impairment and more frequently if events or circumstances indicate that the assets may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset. As of December 31, 2012 and 2011, the Company did not have any value attributed to such non-amortizable intangible assets in the accompanying consolidated balance sheets.

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
Restricted Cash Reserves
The Company classifies certain cash balances as restricted cash reserves, including (i) reserve funds relating to the hotels with leases or operating agreements requiring the Company to maintain restricted cash to fund future capital expenditures, (ii) cash deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) cash held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
Deferred Financing Costs
Financing costs related to long-term debt are recorded at cost and are amortized as interest expense over the life of the related debt instrument. Accumulated amortization at December 31, 2012 and 2011 was $2,938 and $1,185, respectively.
Revenue Recognition
The Company recognizes hotel operating revenues on an accrual basis consistent with hotel operations. For retail operations, revenue is recognized on a straight line basis over the lives of the retail leases. Revenue from retail operations is included in other income in the accompanying consolidated statements of operations and comprehensive income.
Participating Leases
The participating leases have non-cancelable terms of three to five years (from commencement), subject to earlier termination upon the occurrence of certain contingencies, as defined. Each participating lease requires LHL to pay the Operating Partnership or subsidiary the greater of (i) base rent in a fixed amount or (ii) participating rent based on certain percentages of room revenue, food and beverage revenue, telephone revenue and other revenue at the applicable hotel. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Lease revenue from LHL is eliminated in consolidation.
Share-Based Compensation
From time to time, the Company awards nonvested shares under the 2009 Equity Incentive Plan (“2009 Plan”), which has approximately six years remaining, as compensation to officers, employees and non-employee trustees (see Note 7). The shares issued to officers and employees vest over three to nine years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair value of the shares on the date of issuance, adjusted for forfeitures.

Noncontrolling Interests
The Company's financial statements include entities in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Income or loss is allocated to noncontrolling interests based on their weighted average ownership percentage for the applicable period. Consolidated statements of equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.
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
As of December 31, 2012, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through a TRS is subject to federal, state and local income taxes. As a wholly owned TRS of the Company, LHL is required to pay income taxes at the applicable federal, state and local rates.
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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2012, 2011, and 2010, comprehensive income was $63,818, $43,616 and $1,770, respectively. As of December 31, 2012 and 2011, the Company's accumulated other comprehensive loss was $7,735 and zero, respectively. The Company implemented the recently issued GAAP guidance regarding the presentation and reclassifications of comprehensive income, which did not have a significant impact on the financial statements.
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

3.	Investment in Properties
Investment in hotel properties as of December 31, 2012 and 2011 consists of the following:

	December 31, 2012	December 31, 2011
Land	$480,705	$438,938
Buildings and improvements	2,932,532	2,586,788
Furniture, fixtures and equipment	472,052	394,884
Investment in hotel properties, gross	3,885,289	3,420,610
Accumulated depreciation	(832,245)	(708,436)
Investment in hotel properties, net	$3,053,044	$2,712,174
The December 31, 2012 balance of investment in hotel properties excludes $16,890 classified as property under development primarily at Park Central Hotel, Hotel Monaco San Francisco, Hotel Deca and Hotel Madera. The December 31, 2011 balance of investment in hotel properties excludes $21,346 classified as property under development primarily at Hotel Amarano Burbank, The Liaison Capitol Hill, Hotel Roger Williams, Westin Michigan Avenue and Le Montrose Suite Hotel.
Interest, real estate taxes and insurance costs incurred during the renovation or development period are capitalized and depreciated over the lives of the renovated or developed assets. Capitalized interest for the years ended December 31, 2012, 2011 and 2010 was $370, $459 and $200, respectively.
The hotels owned as of December 31, 2012 are located in California (14), the District of Columbia (nine), Indiana (one), Illinois (two), Massachusetts (four), New York (three), Pennsylvania (two), Rhode Island (one), Virginia (two) and Washington state (two).
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
On December 28, 2012, the Company, through a joint venture in which the Company holds a 99.99% controlling interest, acquired a majority ownership interest in The Liberty Hotel, a 298-room full-service, luxury hotel located in Boston, MA (see "Acquisitions" below). Since the Company holds a controlling interest, the accounts of the joint venture have been included in the accompanying consolidated financial statements. The 0.01% interest of the outside partner is included in noncontrolling interests in consolidated entities in the accompanying consolidated balance sheets.

Acquisitions
During 2010, the Company acquired 100% interests in six full-service hotels, each of which is leased to LHL. The Company recorded the acquisitions at fair value using model-derived valuations, with the estimated fair value recorded to investment in hotel properties and hotel working capital assets and liabilities. In connection with the acquisitions, the Company incurred acquisition transaction costs that were expensed as incurred in accordance with GAAP. The following is a summary of the acquisitions:

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the year ended December 31, 2010
Sofitel Washington, DC Lafayette Square	March 1, 2010	237	Washington, DC	$95,000	Sofitel (Accor)	$1,471
Hotel Monaco San Francisco	September 1, 2010	201	San Francisco, CA	68,500	Kimpton Hotel & Restaurant Group, L.L.C.	262
Westin Philadelphia	September 1, 2010	294	Philadelphia, PA	145,000	HEI Hotels & Resorts	252
Embassy Suites Philadelphia – Center City	September 1, 2010	288	Philadelphia, PA	79,000	HEI Hotels & Resorts	234
Hotel Roger Williams	October 6, 2010	194	New York, NY	93,750	JRK Hotel Group, Inc.	527
Chamberlain West Hollywood	December 6, 2010	114	West Hollywood, CA	38,500	Outrigger Lodging Services	257
Total				$519,750		$3,003
Hotel Roger Williams is subject to a land and building lease, which was determined to be a capital lease (see Note 5). Accordingly, at acquisition, the Company recorded a capital asset related to its leasehold interest of $95,079, based upon the estimated fair value of the right to use the leased property for the remaining term. The capital asset, net of accumulated depreciation of $6,246 and $3,470, is included within investment in hotel properties, net, in the accompanying consolidated balance sheets as of December 31, 2012 and 2011, respectively. Additionally, the Company recorded furniture, fixtures and equipment and inventory of $3,563 as part of the acquisition.
Total revenues and net income from the hotels acquired during 2010 of $46,166 and $5,172, respectively, are included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2010.
During 2011, the Company acquired 100% interests in three full-service hotels, each of which is leased to LHL. The Company recorded the acquisitions at fair value using model-derived valuations, with the estimated fair value recorded to investment in hotel properties and hotel working capital assets and liabilities. In connection with the acquisitions, the Company incurred acquisition transaction costs that were expensed as incurred in accordance with GAAP. The following is a summary of the acquisitions:

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the year ended December 31, 2011
Viceroy Santa Monica	March 6, 2011	162	Santa Monica, CA	$80,072	Viceroy Hotel Group	$182
Villa Florence	October 5, 2011	182	San Francisco, CA	67,054	JRK Hotel Group, Inc.	133
Park Central Hotel	December 29, 2011	934	New York, NY	396,235	Highgate Hotels	2,256
Total				$543,361		$2,571

The source of the funding for the March 16, 2011 acquisition, which is subject to a ground lease expiring on September 25, 2065 determined to be an operating lease (see Note 5), was the Company’s senior unsecured credit facility. The source of the funding for the October 5, 2011 acquisition was cash on hand consisting primarily of the remaining net proceeds from the Company’s previously completed sale of common shares of beneficial interest on April 29, 2011 (see Note 6). The sources of the funding for the December 29, 2011 acquisition were cash on hand consisting primarily of the remaining net proceeds from the Company’s previously completed sale of common shares of beneficial interest on April 29, 2011 (see Note 6), borrowings under the Company’s senior unsecured credit facility and the issuance of common units of limited partnership interest (see Note 6). During the first quarter of 2012, the Company finalized its determination of fair value of the real estate assets acquired of Park Central Hotel, upon receiving certain valuation-related information. The final determination resulted in a decrease of $746 to investment in hotel properties and noncontrolling interests of common units in Operating Partnership. In connection with the acquisition of Viceroy Santa Monica, the Company incurred acquisition transaction costs of $100 during the year ended December 31, 2012 related to the finalization of acquisition accounting, which expenses are included in the 2012 table below. Total revenues and net income from the hotels acquired during 2011 of $23,943 and $1,289, respectively, are included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2011.
During 2012, the Company acquired 100% interests in two full-service hotels and a 99.99% interest in one full-service hotel, each of which is leased to LHL. The Company recorded the acquisitions at fair value using model-derived valuations, with the estimated fair value recorded to investment in hotel properties and hotel working capital assets and liabilities. In connection with the acquisitions, the Company incurred acquisition transaction costs that were expensed as incurred in accordance with GAAP. The following is a summary of the acquisitions:

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the year ended December 31, 2012
Hotel Palomar, Washington, DC	March 8, 2012	335	Washington, DC	$143,839	Kimpton Hotel & Restaurant Group, L.L.C.	$3,594
L'Auberge Del Mar	December 6, 2012	120	Del Mar, CA	76,860	Destination Hotels & Resorts	157
The Liberty Hotel	December 28, 2012	298	Boston, MA	170,000	HEI Hotels & Resorts	277
Total for 2012 Acquisitions				$390,699		$4,028
Viceroy Santa Monica						100
Mezzanine loan (1)						370
Total						$4,498
(1) See "Note Receivable" below.
The sources of the funding for the March 8, 2012 acquisition were proceeds from prior issuances of common shares of beneficial interest under the 2011 Agreement (as defined below in Note 6) and borrowings under the Company’s senior unsecured credit facility. The source of the funding for the December 6, 2012 acquisition was borrowings under the Company's Second Term Loan (see Note 4). The source of the funding for the December 28, 2012 acquisition, which is subject to a ground lease expiring on May 22, 2080 determined to be an operating lease (see Note 5), was proceeds from the sale of common shares of beneficial interest on December 19, 2012 (see Note 6). The Company has not yet finalized its determination of fair value of The Liberty Hotel as the Company is awaiting certain valuation-related information. A final determination of required fair value adjustments will be made during 2013. Total revenues and net income from the hotels acquired during 2012 of $26,647 and $2,368, respectively, are included in the accompanying consolidated statements of operations and comprehensive income for the year end December 31, 2012.
Note Receivable
On July 13, 2012, the Company acquired a performing mezzanine loan secured by pledges of ownership interests of the entities that own the underlying hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The Company acquired the note at a discount of $4,584 for a total purchase price of $67,416 before closing costs. The loan bears interest at 9.76% with interest-only payments to be received monthly through the maturity date of May 11, 2014. The mezzanine loan is subordinate to a $310,000 first mortgage loan secured by the properties that also matures on May 11, 2014. In connection with the acquisition of the mezzanine loan, the Company incurred acquisition transaction costs of $370 during the year ended December 31, 2012, which expenses are included in the 2012 table above.
Condensed Pro Forma Financial Information (Unaudited)
The results of operations of acquired properties are included in the consolidated statements of operations and comprehensive income beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the above described 2011 and 2012 acquisitions had been consummated prior to January 1, 2010 and 2011, respectively, the beginning of the reporting period prior to acquisition. In addition, for purposes of the unaudited condensed pro forma financial information only, the January 21, 2011 through February 16, 2011 issuance of 2,619,811 common shares of beneficial interest, the March 24, 2011 through April 11, 2011 issuance of 1,436,881 common shares of beneficial interest, the April 29, 2011 issuance of 7,896,612 common shares of beneficial interest, the July 7, 2011 issuance of 8,016 common shares of beneficial interest, the February 1, 2012 through February 14, 2012 issuance of 1,714,939 common shares of beneficial interest, the May 18, 2012 through May 30, 2012 issuance of 641,069 common shares of beneficial interest, the August 8, 2012 issuance of 3,100 common shares of beneficial interest and the December 19, 2012 issuance of 9,200,000 shares of beneficial interest (see Note 6) are presented as if the issuances had occurred as of January 1, 2011. No adjustments have been made to the unaudited condensed pro forma financial information presented below for the 2011 preferred share issuance and redemption, the 2011 common share repurchases or the 2012 preferred share redemptions (see Note 6), since those transactions have no relation to the acquisitions.

The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the 2011 and 2012 acquisitions been consummated prior to January 1, 2010 and 2011, respectively, nor does it purport to represent the results of operations for future periods. The unaudited condensed pro forma financial information has not been adjusted for property sales.
The unaudited condensed pro forma financial information for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
	2012	2011
	(unaudited)	(unaudited)
Total revenues	$931,254	$898,991
Net income	$75,998	$55,779
Net income attributable to common shareholders	$49,567	$25,097
Earnings per common share - basic	$0.52	$0.26
Earnings per common share - diluted	$0.52	$0.26
Weighted average number of common shares outstanding:
Basic	95,061,533	95,922,583
Diluted	95,200,837	96,093,659
Discontinued Operations
Effective August 20, 2010, the Company accepted an offer to sell the Seaview Resort, received a nonrefundable deposit and determined the property to be held for sale as of that date. This was deemed a triggering event for impairment since it represented a change in management’s plan with respect to the property, resulting in a change in the property’s estimated holding period. Accordingly, in 2010, the Company performed an impairment analysis and recorded an impairment loss of $24,479 after determining fair value using the negotiated sales price per the terms of the sales contract, which is classified within Level 2 of the fair value hierarchy (see Note 2), less estimated costs to sell. On September 1, 2010, the Company sold the Seaview Resort for $20,000. The Company retained responsibility for the repair of the roof at the property. The estimated cost of the project was between $4,000 and $6,000, with the Company’s exposure limited by contract to $5,000. Accordingly, on September 1, 2010, the Company recorded a liability for related costs of $5,000 and a receivable from the insurance company representing the Company’s estimate of the net recoverable amount of $4,050. On March 24, 2011, the Company received insurance proceeds of $4,500, of which $4,050 was applied to the receivable from the insurance company and $450 was recorded as a liability to cover estimated related costs consisting primarily of amounts payable to the insurance adjuster. On September 2, 2011, the Company entered into a settlement agreement with the purchaser of the Seaview Resort which released the Company of any future responsibility for the repair of the roof. Accordingly, the Company paid $450 to the purchaser as a condition of the agreement on September 20, 2011, at which point the Company recognized a gain of $760 representing the unpaid liability balance after settlement.
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

The operating results of each of the three properties from the Company’s respective period of ownership are included in discontinued operations for all periods presented, as applicable. The following is a summary of the results of the properties classified in discontinued operations:

	For the year ended December 31,
	2011	2010
Operating revenues	$495	$47,422
Operating expenses	426	51,384
Income (loss) from operations before gain	69	(3,962)
Gain on sale	760	29,162
Loss on impairment	0	(27,702)
Income (loss) from operations	829	(2,502)
Income tax (expense) benefit	(33)	1,651
Net income (loss) from discontinued operations	$796	$(851)

4.	Long-Term Debt
Debt Summary
Debt as of December 31, 2012 and December 31, 2011 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	December 31, 2012	December 31, 2011
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2016 (a)	$153,000	$265,000
LHL unsecured credit facility	Floating (b)	January 2016 (b)	0	0
Total borrowings under credit facilities			153,000	265,000
Term loans
First Term Loan	Floating (c)	May 2019	177,500	0
Second Term Loan	Floating (c)	August 2017	300,000	0
Total term loans			477,500	0
Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating (d)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hilton San Diego Gaslamp Quarter	5.35%	July 2012 (e)	0	59,600
Hotel Solamar	5.49%	December 2013 (f)	60,134	60,900
Hotel Deca	6.28%	August 2014	9,111	9,392
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	137,172	138,902
Indianapolis Marriott Downtown	5.99%	July 2016	100,142	101,319
Hotel Roger Williams	6.31%	August 2016	62,543	63,589
Mortgage loans at stated value			579,102	643,702
Unamortized loan premium (g)			118	195
Total mortgage loans			579,220	643,897
Total debt			$1,252,220	$951,397

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2012, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $153,000 was 2.22%. As of December 31, 2011, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $265,000 was 2.30%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date to January 2017.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at December 31, 2012 or 2011. LHL has the option, subject to certain terms and conditions, to extend the maturity date to January 2017.

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

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2014, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have three one-year extension options and are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2012 were 0.65% and 0.17% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2011 were 0.75% and 0.12% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee, which effective February 14, 2012 changed from a flat 2.00% to a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement.

(e)	The Company repaid the mortgage loan on March 30, 2012 through borrowings on its senior unsecured credit facility.

(f)	The Company intends to either repay the mortgage loan through borrowings on its credit facilities upon maturity or refinance the loan through a property mortgage.

(g)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $118 as of December 31, 2012 and $195 as of December 31, 2011.
Future scheduled debt principal payments as of December 31, 2012 are as follows:

2013	$64,687
2014	13,324
2015	214,797
2016	439,294
2017	300,000
Thereafter	220,000
Total debt principal payments	1,252,102
Premium on mortgage loan	118
Total debt	$1,252,220
A summary of the Company’s interest expense and weighted average interest rates for variable rate debt for the years ended December 31, 2012, 2011 and 2010 is as follows:

	For the year ended December 31,
	2012	2011	2010
Interest Expense:
Interest incurred	$51,351	$39,196	$35,797
Amortization of deferred financing costs	1,915	967	907
Capitalized interest	(370)	(459)	(200)
Interest expense	52,896	39,704	36,504
Interest expense from discontinued operations	0	0	(4)
Interest expense from continuing operations	$52,896	$39,704	$$36,500

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	2.2%	1.2%	1.0%
LHL unsecured credit facility	2.1%	1.1%	0.9%
Massport Bonds	0.3%	0.2%	0.3%

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
On August 2, 2012, the Company entered into a new $300,000 unsecured loan with a five-year term maturing on August 2, 2017, including a one-year extension subject to certain conditions (the "Second Term Loan"). At closing, $200,000 of the Second Term Loan proceeds were funded. On November 2, 2012, the Company drew the remaining $100,000 of proceeds, which was during the 95-day post closing period stipulated in the loan agreement. The Second Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate for the full five-year term (see "Derivative and Hedging Activities below"). The proceeds were used to reduce amounts outstanding under the Company's senior unsecured credit facility and for general corporate purposes.
The Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) ("OCL"). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) ("AOCL") related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company's variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the First Term Loan's full seven-year term, resulting in a fixed all-in interest rate of 3.87% at the Company's current leverage ratio (as defined in the agreement). Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 for the Second Term Loan's full five-year term, including a one-year extension subject to certain conditions, resulting in a fixed all-in interest rate of 2.68% at the Company's current leverage ratio (as defined in the agreement). The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.

The following table presents the effect of derivative instruments on the Company's accompanying consolidated statements of operations and comprehensive income, including the location and amount of unrealized loss on outstanding derivative instruments in cash flow hedging relationships, for the year ended December 31, 2012:

	Amount of Loss Recognized in OCL on Derivative Instruments	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income

	(Effective Portion)	(Effective Portion)	(Effective Portion)
	For the year ended		For the year ended
	December 31, 2012		December 31, 2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	$7,759	Interest expense	$2,074
During the year ended December 31, 2012, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of December 31, 2012, there was $7,759 in cumulative unrealized loss, of which $7,735 was included in AOCL and $24 was attributable to noncontrolling interests. The Company expects that approximately $4,144 will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of December 31, 2012.
Bonds Payable
The Company is the obligor with respect to a $37,100 tax-exempt special project revenue bond and a $5,400 taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at the Company’s option, without penalty. The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire on February 14, 2014, pursuant to amendments to the agreements during 2011. The Royal Bank of Scotland letters of credit also have three one-year extensions that the Company may exercise at its option, subject to certain terms and conditions. The annual letter of credit fee, which is included in interest expense, effective February 14, 2012 changed from a flat 2.00% to a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement. The Royal Bank of Scotland letters of credit are secured by the Harborside Hyatt Conference Center & Hotel. If the Royal Bank of Scotland fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay off the bonds.
Mortgage Loans
The Company’s mortgage loans are secured by the respective properties. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.
On March 30, 2012, the Company repaid without fee or penalty the Hilton San Diego Gaslamp Quarter mortgage loan in the amount of $59,600 plus accrued interest through borrowings on its senior unsecured credit facility. The loan was due to mature in July 2012.
The mortgage loans contain debt service coverage ratio tests related to the mortgaged properties. If the debt service coverage ratio for a specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel may automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows may be directed to the lender ("cash trap") until such time as the property again complies with the specified debt service coverage ratio or the mortgage is paid off.
Financial Covenants
Failure to comply with our financial covenants contained in our credit facilities, term loans and non-recourse secured mortgages could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions.
If the Company violates the financial covenants contained in any of its credit facilities or term loans described above, the Company may attempt to negotiate waivers of the violations or amend the terms of the applicable credit facilities or term loans with the lenders thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company. If a default under the credit facilities or term loans were to occur, the Company would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If the Company is unable to refinance its debt on acceptable terms, including at maturity of the credit facilities, it may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower the Company’s cash flow, and, consequently, cash available for distribution to its shareholders.
A cash trap associated with a mortgage loan may limit the overall liquidity for the Company as cash from the hotel securing such mortgage would not be available for the Company to use. If the Company is unable to meet mortgage payment obligations, including the payment obligation upon maturity of the mortgage borrowing, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company.
As of December 31, 2012, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans. One of the mortgaged properties is currently subject to a cash trap as a result of the impact of a recent renovation on hotel operations. This cash trap does not have a material impact on the cash flow or the operations of the Company.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
Seven of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar, Viceroy Santa Monica and The Liberty Hotel are subject to ground leases under non-cancelable operating leases expiring from March 2026 to December 1, 2102. The ground lease at Harborside Hyatt Conference Center & Hotel expires in 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year. The ground leases at Viceroy Santa Monica and The Liberty Hotel are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $454 and $347 for the years ended December 31, 2012 and 2011, respectively, which is included in total ground rent expense below.
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
Total ground rent expense for the years ended December 31, 2012, 2011 and 2010 was $8,588, $7,730 and $5,951, respectively, of which zero, $10 and $126, respectively, is related to part of the parking lot at Sheraton Bloomington Hotel Minneapolis South, which is included in discontinued operations for all periods presented. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
Future minimum rent payments (without reflecting future applicable Consumer Price Index increases) are as follows:

2013	$7,048
2014	7,060
2015	7,087
2016	7,140
2017	7,153
Thereafter	362,977
$398,465
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of December 31, 2012, $10,795 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.

Restricted Cash Reserves
At December 31, 2012, the Company held $17,414 in restricted cash reserves. Included in such amounts are (i) $10,795 of reserve funds for future capital expenditures, (ii) $5,138 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $1,481 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
Common Shares of Beneficial Interest
On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized common shares of beneficial interest from 100,000,000 to 200,000,000. Accordingly, at December 31, 2012 and 2011, there were 200,000,000 authorized common shares.

On January 1, 2011, the Company issued 7,274 common shares of beneficial interest and authorized an additional 12,077 deferred shares to the independent members of its Board of Trustees for their earned 2010 compensation pursuant to award arrangements existing on or before January 1, 2010. These common shares of beneficial interest were issued under the 2009 Plan.
On January 1, 2011, the Company issued 16,844 restricted common shares of beneficial interest to the Company’s executives related to long-term performance-based share awards granted on December 17, 2007 (see Note 7 for additional details including vesting information). These common shares of beneficial interest were issued under the 1998 Share Option and Incentive Plan ("1998 Plan"), which was in place prior to the 2009 Plan.
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
From January 21, 2011 through February 16, 2011, the Company sold 2,619,811 common shares of beneficial interest, par value $0.01 per share, under separate equity distribution agreements (the “2010 Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raymond James & Associates, Inc. and Wells Fargo Securities, LLC. After deducting the underwriters’ discounts and commissions of $1,220, the Company raised net proceeds of $72,280. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. The Company has fully utilized the $150,000 of aggregate offering price authorized under the 2010 Agreements.
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
On July 1, 2011, the Company issued 21,190 restricted common shares of beneficial interest to an executive officer related to long-term performance-based share awards granted on May 31, 2008 (see Note 7 for additional details including vesting information). These common shares of beneficial interest were issued under the 1998 Plan.
On July 19, 2011, the Company granted 92,088 restricted common shares of beneficial interest to the Company’s employees, of which 31,058 were issued from treasury. The restricted shares will vest in equal amounts on June 30, 2014 and January 1, 2017. These common shares of beneficial interest were issued under the 2009 Plan.
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
On January 25 and 26, 2012, the Company issued 70,449 restricted common shares of beneficial interest to the Company’s executives and employees. On July 19, 2012, the Company issued 695 restricted common shares of beneficial interest to the Company’s employees. The restricted shares vest over three years, starting December 31, 2012, subject to continued employment. These common shares of beneficial interest were issued under the 2009 Plan.
From February 1, 2012 through February 14, 2012, the Company sold 1,714,939 common shares of beneficial interest, par value $0.01 per share, under the Company's the 2011 Agreement. After deducting the Manager’s discounts and commissions of $589, the Company raised net proceeds of $46,566. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and for general corporate purposes.
On February 27, 2012, a member of the Board of Trustees exercised 5,000 options to purchase common shares of beneficial interest. These common shares of beneficial interest were issued under the 1998 Plan.
From May 18, 2012 through May 30, 2012, the Company sold 641,069 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement. After deducting the Manager's discounts and commissions of $219, the Company raised net proceeds of $17,328. On August 8, 2012, the Company sold 3,100 common shares of beneficial interest, par value $0.01 per share, under the 2011 Agreement. After deducting the Manager's discounts and commissions of $1, the Company raised net proceeds of $83. The net proceeds were used to pay down amounts outstanding under the Company's senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes. During the year ended December 31, 2012, the Company incurred additional offering costs of $168 related to maintaining the 2011 Agreement.
On December 19, 2012, the Company completed an underwritten public offering of 9,200,000 common shares of beneficial interest, par value $0.01 per share, including 1,200,000 common shares issued pursuant to the underwriters' option to purchase additional shares. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of $209,108. The net proceeds were used to fund the acquisition of The Liberty Hotel on December 28, 2012, to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.
On December 31, 2012, the Company issued 38,705 restricted common shares of beneficial interest to executives related to long-term performance-based awards granted on November 3, 2009 and January 27, 2010 (see Note 7 for additional details including vesting information). These common shares of beneficial interest were issued under the 2009 Plan.

Common Dividends
The Company paid the following dividends on common shares/units during the year ended December 31, 2012:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.11	December 31, 2011	December 31, 2011	January 13, 2012
$0.11	March 31, 2012	March 31, 2012	April 13, 2012
$0.20	June 30, 2012	June 29, 2012	July 13, 2012
$0.20	September 30, 2012	September 28, 2012	October 15, 2012
Treasury Shares
Treasury shares are accounted for under the cost method. During the year ended December 31, 2012, the Company received 82,632 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested.
On August 29, 2011, the Company’s Board of Trustees authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. From August 29, 2011 through October 11, 2011, the Company repurchased 1,389,574 common shares of beneficial interest under the Repurchase Program. Including commissions of $41, the Company paid a total of $24,543. As of December 31, 2012, the Company had availability under the Repurchase Program to acquire up to $75,498 of common shares of beneficial interest. However, the Company is not currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares. If authorized by its Board of Trustees, the Company may resume using the Repurchase Program on a future date.
During the year ended December 31, 2012, the Company re-issued 8,928 treasury shares related to earned 2011 compensation for the Board of Trustees in January 2012, 10,535 treasury shares related to the issuance of common shares of beneficial interest to a member of the Board of Trustees for accumulated deferred shares issued as compensation for years 2007 through 2011 upon her resignation in January 2012, 157,573 treasury shares related to the grants of restricted common shares of beneficial interest in January 2012, July 2012 and December 2012 and 1,260,256 treasury shares related to the sale of common shares of beneficial interest under the 2011 Agreement in February 2012.

At December 31, 2012, there were 34,914 common shares of beneficial interest in treasury.
Preferred Shares
On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized preferred shares of beneficial interest from 20,000,000 to 40,000,000. Accordingly, at December 31, 2012 and 2011, there were 40,000,000 authorized preferred shares.
On January 19, 2011, the Company issued 2,600,000 7 ½% Series H Cumulative Redeemable Preferred Shares ($0.01 par value) (“Series H Preferred Shares”) at a price of $25.00 per share and received net proceeds, after costs, of $62,738. On February 4, 2011, the underwriters exercised their rights to cover overallotments and purchased 150,000 additional Series H Preferred Shares, resulting in additional net proceeds to the Company of $3,632. The net proceeds were used to reduce amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.
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
On May 21, 2012, the Company redeemed all 3,170,000 outstanding 7 ½% Series D Cumulative Redeemable Preferred Shares ("Series D Preferred Shares") and all 3,500,000 outstanding 8% Series E Cumulative Redeemable Preferred Shares ("Series E Preferred Shares") for $79,250 and $87,500 ($25.00 per share), respectively, plus accrued distributions through May 21, 2012 of $842 and $992, respectively. The redemption values of the Series D Preferred Shares and Series E Preferred Shares exceeded their carrying values by $2,273 and $2,144, respectively, which are included in the determination of net income attributable to common shareholders for the year ended December 31, 2012. The $2,273 and $2,144 represent the offering costs related to the Series D Preferred Shares and Series E Preferred Shares, respectively.

The 7 ¼% Series G Cumulative Redeemable Preferred Shares (“Series G Preferred Shares”) and Series H Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company currently has the option to redeem the Series G Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. The Company may not optionally redeem the Series H Preferred Shares prior to January 24, 2016, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After that date, the Company may, at its option, redeem the Series H Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. In addition, upon the occurrence of a change of control (as defined in the Company's charter), the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Series H Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions to and including the date of redemption. If the Company does not exercise its right to redeem the Series H Preferred Shares upon a change of control, the holders of Series H Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a cap of 4,680,500 common shares.
The following Preferred Shares were outstanding as of December 31, 2012:

Security Type	Number of Shares
7 ¼% Series G Preferred Shares	6,348,888
7 ½% Series H Preferred Shares	2,750,000
Preferred Dividends
The Company paid the following dividends on preferred shares during the year ended December 31, 2012:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Payable Date
7 ½% Series D	$0.47	December 31, 2011	January 1, 2012	January 13, 2012
8% Series E	$0.50	December 31, 2011	January 1, 2012	January 13, 2012
7 ¼% Series G	$0.45	December 31, 2011	January 1, 2012	January 13, 2012
7 ½% Series H	$0.47	December 31, 2011	January 1, 2012	January 13, 2012
7 ½% Series D	$0.47	March 31, 2012	April 1, 2012	April 13, 2012
8% Series E	$0.50	March 31, 2012	April 1, 2012	April 13, 2012
7 ¼% Series G	$0.45	March 31, 2012	April 1, 2012	April 13, 2012
7 ½% Series H	$0.47	March 31, 2012	April 1, 2012	April 13, 2012
7 ½% Series D	$0.27	June 30, 2012	May 21, 2012	May 21, 2012
8% Series E	$0.28	June 30, 2012	May 21, 2012	May 21, 2012
7 ¼% Series G	$0.45	June 30, 2012	July 1, 2012	July 13, 2012
7 ½% Series H	$0.47	June 30, 2012	July 1, 2012	July 13, 2012
7 ¼% Series G	$0.45	September 30, 2012	October 1, 2012	October 15, 2012
7 ½% Series H	$0.47	September 30, 2012	October 1, 2012	October 15, 2012

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
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

As of December 31, 2012, the Operating Partnership had 296,300 common units of limited partnership interest outstanding, representing a 0.3% partnership interest held by the limited partners. As of December 31, 2012, approximately $7,523 of cash or the equivalent value in common shares, at the Company's option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $7,523 is based on the Company's closing common share price of $25.39 on December 31, 2012, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership.
The following schedule presents the effects of changes in the Company’s ownership interest in the Operating Partnership on the Company’s equity:

	For the year ended December 31,
	2012	2011	2010
Net income (loss) attributable to common shareholders	$45,146	$12,934	$(24,793)
(Decrease) increase in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	(872)	1,601	0
Change in the Company's ownership interest from net income (loss) and adjustments to noncontrolling interests	$44,274	$14,535	$(24,793)

7.	Equity Incentive Plan
At the 2009 Annual Meeting of Shareholders held on April 23, 2009, the common shareholders approved the 2009 Plan, under which the Company may issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, performance shares, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019. The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three to five year period, with certain awards vesting over periods of up to nine years. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. There were no stock options outstanding as of December 31, 2012. At December 31, 2012, there were 1,428,088 common shares available for future grant under the 2009 Plan.
Service Condition Nonvested Share Awards
From time to time, the Company awards nonvested shares under the 2009 Plan to members of the Board of Trustees, executives, and employees. The nonvested shares vest over three to nine years based on continued service or employment. The Company measures compensation costs for the nonvested shares based upon the fair value of its common shares at the date of grant. Compensation costs are recognized on a straight-line basis over the vesting period and are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.
A summary of the Company’s service condition nonvested shares as of December 31, 2012 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2012	384,754	$25.07
Granted	71,144	27.02
Vested	(203,126)	19.95
Forfeited	0	0.00
Nonvested at December 31, 2012 (1)	252,772	$29.72

(1)	Amount excludes 34,318 long-term performance-based shares which were earned but nonvested due to a service condition as of December 31, 2012.

As of December 31, 2012 and 2011, there were $5,919 and $7,087, respectively, of total unrecognized compensation costs related to nonvested share awards. As of December 31, 2012 and 2011, these costs were expected to be recognized over a weighted–average period of 2.7 and 3.3 years, respectively. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the years ended December 31, 2012, 2011 and 2010 was $5,267, $7,089 and $1,578, respectively.
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
The compensation costs (net of forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $3,090, $2,763 and $4,154 for the years ended December 31, 2012, 2011 and 2010, respectively.
Long-Term Performance-Based Share Awards
On December 20, 2006, the Company’s Board of Trustees granted 31,490 performance-based awards of nonvested shares to executives. On September 13, 2009, 12,894 shares were forfeited with respect to an executive resignation. The actual share amounts of the awards earned were determined on January 1, 2010, based on the performance period of January 1, 2007 through December 31, 2009, in accordance with the terms of the agreements. On January 1, 2010, the executives earned 62.9% of the target number of shares, or 11,688 shares. The shares representing the difference between 62.9% and 100% of the target, or 6,908 shares, were forfeited on January 1, 2010. Of the earned shares, 3,896 shares vested immediately on January 1, 2010, 3,896 shares vested on January 1, 2011, 1,948 shares vested on January 20, 2011 upon termination of the former Chief Financial Officer and 1,948 shares vested on January 1, 2012. The executives received cash payments on the earned shares equal to the value of all dividends paid on common shares from December 31, 2006 until the determination date, January 1, 2010. As of January 1, 2010, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
On December 17, 2007, the Company’s Board of Trustees granted 45,376 performance-based awards of nonvested shares to executives, of which 18,580 shares were forfeited on September 13, 2009 with respect to an executive resignation. The actual amounts of the awards earned were determined on January 1, 2011, based on the performance period of January 1, 2008 through December 31, 2010, in accordance with the terms of the agreements. On January 1, 2011, the executives earned 62.9% of the target number of shares, or 16,844 shares. The shares representing the difference between 62.9% and 100% of the target, or 9,952 shares, were forfeited on January 1, 2011. Of the earned shares, 5,616 shares vested immediately on January 1, 2011, 5,614 shares vested on January 20, 2011 upon termination of the former Chief Financial Officer, 2,807 shares vested on January 1, 2012 and 2,807 shares vested on December 31, 2012. The executives received cash payments of $38 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2007 until the determination date, January 1, 2011. As of January 1, 2011, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
On May 31, 2008, the Company’s Board of Trustees entered into three Performance-Based Share Agreements (the “Share Agreements”), awarding 125,000 performance-based awards, in 25,000, 50,000 and 50,000 increments, of nonvested shares to an executive. The actual amounts of the awards earned for each of the Share Agreements is based on the specified three-year performance periods ending on July 1, 2011, 2014 and 2017, respectively. The actual amounts of the awards are to range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreement, and none of the performance shares are outstanding until issued in accordance with the award agreement.
On July 1, 2011, the executive earned 84.8% of the 25,000 target number of shares, or 21,190 shares. The shares representing the difference between 84.8% and 100% of the target, or 3,810 shares, were forfeited on July 1, 2011. All of the earned shares vested immediately on July 1, 2011. The executive received a cash payment of $31 on the earned shares equal to the value of all dividends paid on common shares from June 30, 2008 until the determination date, July 1, 2011. As of July 1, 2011, the executive is entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 50,000 shares, fair value was estimated on July 1, 2011, the beginning of the performance period, and, with respect to the additional 50,000 shares, fair value will be estimated on July 1, 2014, the beginning of the performance period.
On June 25, 2008, the Company’s Board of Trustees granted 87,500 performance-based awards of nonvested shares to executives to be valued and earned in three separate increments. On September 13, 2009, 25,000 shares were forfeited with respect to an executive resignation. On January 20, 2011, the former Chief Financial Officer, upon his termination, earned a net 83.2% of his 12,500 target number of shares, or 10,403 shares, based on the performance period of July 1, 2008 through January 20,

2011. The shares representing the difference between 83.2% and 100% of the target, or 2,097 shares, were forfeited on January 20, 2011. All of the earned shares vested immediately on January 20, 2011. The remaining 50,000 awards were forfeited upon the former Chief Financial Officer’s termination, which was prior to the beginning of the remaining awards’ performance periods.
On April 28, 2009, the Company’s Board of Trustees granted a target of 70,344 performance-based awards of nonvested shares to executives. On January 20, 2011, the Company's former Chief Financial Officer, upon his termination, earned a net 107.6% of his 32,118 target number of shares, or 34,570 shares, based on the performance period of January 1, 2009 through January 20, 2011. All of his earned shares vested immediately on January 20, 2011. No additional shares were earned or vested related to the former Chief Financial Officer subsequent to this date. The actual amounts of the remaining 38,226 awards held by the Company's Chief Executive Officer were determined on January 1, 2012, based on the performance period of January 1, 2009 through December 31, 2011, in accordance with the terms of his agreement. On January 1, 2012, the executive earned 182.9% of his target number of shares, or 69,899 shares. Of the earned shares, 23,300 shares vested immediately on January 1, 2012, 23,300 shares vested on December 31, 2012 and 23,299 shares will vest on January 1, 2014 based on continued employment. The executive received a cash payment of $56 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2008 until the determination date, January 1, 2012. As of January 1, 2012, the executive is entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
On November 3, 2009 and January 27, 2010, the Company’s Board of Trustees granted 10,228 and 48,648 performance-based awards of nonvested shares to executives, respectively. On January 20, 2011, the former Chief Financial Officer, upon his termination, earned a net 35.4% of his 20,171 target number of shares, or 7,137 shares, based on the performance period of January 1, 2010 through January 20, 2011. The shares representing the difference between 35.4% and 100% of the target, or 13,034 shares, were forfeited on January 20, 2011. All of the earned shares vested immediately on January 20, 2011. The actual amounts of the remaining 38,705 awards were determined on December 31, 2012, based on the performance period of January 1, 2010 through December 31, 2012, in accordance with the terms of the agreements. On December 31, 2012, the executives earned 42.7% of the target number of shares, or 16,530 shares. The shares representing the difference between 42.7% and 100.0% of the target, or 22,175 shares, were forfeited on December 31, 2012. Of the earned shares, 5,511 shares vested immediately on December 31, 2012 and the remaining 11,019 shares will vest in equal amounts on January 1, 2014 and January 1, 2015 based on continued employment. The executives will receive cash payments of $20 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2009 until the determination date, December 31, 2012. As of December 31, 2012, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
On January 24 and January 26, 2011, the Company’s Board of Trustees granted 8,925 and 35,920 performance-based awards of nonvested shares to executives, respectively. The actual amounts of the awards will be determined on January 1, 2014, based on the performance period of January 1, 2011 through December 31, 2013, in accordance with the terms of the agreements. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the performance shares are outstanding until issued in accordance with the award agreements. After the actual amounts of the awards are determined (or earned) on January 1, 2014, the earned shares will be issued and outstanding with a portion subject to further vesting based on continued employment. The executives will receive cash payments equal to the value of all dividends paid on common shares from December 31, 2010 until the determination date, January 1, 2014, on only the earned shares, including those shares subject to further vesting. Such amounts will be paid to the awardees on or about January 1, 2014. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
On January 26, 2012, the Company’s Board of Trustees granted a target of 79,823 performance-based awards of nonvested shares to executives. The actual amounts of the awards will be determined on January 1, 2015, based on the performance period of January 1, 2012 through December 31, 2014, in accordance with the terms of the agreements. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the performance shares are outstanding until issued in accordance with the award agreements. After the actual amounts of the awards are determined (or earned) on January 1, 2015, the earned shares will be issued and outstanding with a portion subject to further vesting based on continued employment. The executives will receive cash payments on the earned shares, including those subject to further vesting, equal to the value of all dividends paid on common shares from December 31, 2011 until the determination date, January 1, 2015. Such amounts will be paid to the awardees on or about January 1, 2015. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
The fair values of the above described performance-based awards were determined by the Company using data under the Monte Carlo valuation method provided by a third-party consultant. The measurement of performance stipulated in the award agreements consists of the comparison of the Company’s “total return” (the increase in the market price of a company’s common shares plus dividends declared thereon and assuming such dividends are reinvested as calculated by the FTSE NAREIT Equity

Index) to the total return of the companies in the FTSE NAREIT Equity Index, the total return of six companies in a designated peer group of the Company and a Board-established total return goal.
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

•	The valuation has been performed in a risk-neutral framework.

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
January 26, 2012 Awards
Target amounts	65.30%	0.31%	N/A	N/A	$36.22	33.40%
NAREIT index	65.30%	0.31%	N/A	1.370	$35.25	33.30%
Peer companies	65.30%	0.31%	N/A	0.911	$35.33	33.30%
May 31, 2008 Awards (performance period starting July 1, 2011)
Target amounts	83.30%	0.85%	N/A	N/A	$37.64	20.00%
NAREIT index	83.30%	0.85%	N/A	1.318	$36.27	40.00%
Peer companies	83.30%	0.85%	N/A	0.892	$38.79	40.00%
January 24 and 26, 2011 Awards
Target amounts	84.30%	1.05%	N/A	N/A	$40.43	33.40%
NAREIT index	84.30%	1.05%	N/A	1.300	$38.85	33.30%
Peer companies	84.30%	1.05%	N/A	0.898	$41.24	33.30%
January 27, 2010 Awards
Target amounts	83.30%	1.40%	N/A	N/A	$30.02	33.40%
NAREIT index	83.30%	1.40%	N/A	1.281	$28.96	33.30%
Peer companies	83.30%	1.40%	N/A	0.908	$29.28	33.30%
November 3, 2009 Awards
Target amounts	83.10%	1.70%	N/A	N/A	$30.50	20.00%
NAREIT index	83.10%	1.70%	N/A	1.280	$28.72	40.00%
Peer companies	83.10%	1.70%	N/A	0.909	$30.61	40.00%
April 28, 2009 Awards
Target amounts	76.20%	1.39%	N/A	N/A	$15.44	20.00%
NAREIT index	76.20%	1.39%	N/A	1.238	$16.45	40.00%
Peer companies	76.20%	1.39%	N/A	0.907	$16.25	40.00%
May 31, 2008 Awards (performance period starting July 1, 2008) and June 25, 2008 Awards
Target amounts	30.80%	2.90%	N/A	N/A	$24.81	20.00%
NAREIT index	30.80%	2.90%	N/A	1.152	$27.61	40.00%
Peer companies	30.80%	2.90%	N/A	1.022	$28.00	40.00%
December 17, 2007 Awards
Target amounts	25.80%	3.07%	N/A	N/A	$28.69	20.00%
NAREIT index	25.80%	3.07%	N/A	1.123	$35.22	40.00%
Peer companies	25.80%	3.07%	N/A	1.004	$35.39	40.00%
December 20, 2006 Awards
Target amounts	24.40%	4.74%	N/A	N/A	$43.29	20.00%
NAREIT index	24.40%	4.74%	1.32%	0.947	$51.47	40.00%
Peer companies	24.40%	4.74%	1.32%	0.967	$50.82	40.00%
A summary of the Company’s long-term performance-based share awards as of December 31, 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2012	179,338	$31.94
Granted	111,496	30.08
Vested	(59,673)	20.17
Forfeited	(22,175)	29.54
Nonvested at December 31, 2012 (1)	208,986	$34.61

(1)	Amount excludes 50,000 shares that have been committed for future performance share grants. Fair value will be estimated at the beginning of the performance measurement period on July 1, 2014.
As of December 31, 2012 and 2011, there were $4,883 and $4,047, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of December 31, 2012 and 2011, these costs were expected to be recognized over a weighted–average period of 2.6 and 2.8 years, respectively. As of December 31, 2012 and 2011, there were 153,943 and 94,270 long-term performance-based share awards vested, respectively. Additionally, there were 34,318 and 7,562 long-term performance-based awards earned but nonvested due to a service condition as of December 31, 2012 and 2011, respectively.
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
The compensation costs (net of forfeitures) related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $2,006, $1,426 and $1,737 for the years ended December 31, 2012, 2011 and 2010, respectively.
Board of Trustees’ Compensation
The Company issues common shares of beneficial interest to the independent members of the Board of Trustees for at least half of their compensation in lieu of cash. The Trustees may elect to receive the remaining half in cash or additional common shares. All or a portion of the shares issued may be deferred. The Company issued an aggregate of 18,253, 17,856 and 19,351 shares, including 7,921, 8,928 and 12,077 deferred shares, related to the Trustees’ compensation for the years 2012, 2011 and 2010, respectively.
Stock Options
A summary of the Company’s stock option activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012		2011		2010
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at beginning of year	5,000	$14.88	10,000	$15.70	21,000	$15.63
Options granted	0	0.00	0	0.00	0	0.00
Options exercised	(5,000)	14.88	(5,000)	16.51	(11,000)	15.55
Options forfeited	0	0.00	0	0.00	0	0.00
Options outstanding at end of year	0	$0.00	5,000	$14.88	10,000	$15.70
Weighted average remaining life	N/A		0.4	years	0.8	years
Range of exercise prices on outstanding options	N/A		$14.88 to $14.88		$14.88 to $16.51
Options exercisable at end of year	0	$0.00	5,000	$14.88	10,000	$15.70
Available for future grant at year end	1,428,088		1,431,012		1,535,812
Weighted average per share fair value of options granted during the year	N/A		N/A		N/A

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.

Other indirect hotel operating expenses, including amounts related to discontinued operations, consist of the following expenses incurred by the hotels:

	For the year ended December 31,
	2012	2011	2010
General and administrative	$67,465	$56,788	$52,998
Sales and marketing	49,803	44,228	42,190
Repairs and maintenance	30,753	26,260	25,781
Utilities and insurance	26,465	22,956	23,347
Management and incentive fees	29,301	24,937	22,998
Franchise fees	6,606	6,088	4,771
Other expenses	1,608	1,802	1,552
Total other indirect expenses	212,001	183,059	173,637
Other indirect expenses from discontinued operations	0	(288)	(19,959)
Other indirect expenses from continuing operations	$212,001	$182,771	$153,678

As of December 31, 2012, LHL leased all 40 hotels owned by the Company as follows:

1. Harborside Hyatt Conference Center & Hotel	21. Westin Michigan Avenue
2. Hotel Viking	22. Hotel Sax Chicago
3. Topaz Hotel	23. Alexis Hotel
4. Hotel Rouge	24. Hotel Solamar
5. Hotel Madera	25. Gild Hall
6. Hotel Helix	26. Hotel Amarano Burbank
7. The Liaison Capitol Hill	27. San Diego Paradise Point Resort and Spa
8. Lansdowne Resort	28. Le Montrose Suite Hotel
9. Hotel George	29. Sofitel Washington, DC Lafayette Square
10. Indianapolis Marriott Downtown	30. Hotel Monaco San Francisco
11. Hilton Alexandria Old Town	31. Westin Philadelphia
12. Chaminade Resort and Conference Center	32. Embassy Suites Philadelphia - Center City
13. Hilton San Diego Gaslamp Quarter	33. Hotel Roger Williams
14. The Grafton on Sunset	34. Chamberlain West Hollywood
15. Onyx Hotel	35. Viceroy Santa Monica
16. Westin Copley Place	36. Villa Florence
17. Hotel Deca	37. Park Central Hotel
18. The Hilton San Diego Resort and Spa	38. Hotel Palomar, Washington, DC
19. Donovan House	39. L'Auberge Del Mar
20. Le Parc Suite Hotel	40. The Liberty Hotel

9.	Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 1998. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its net income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through a TRS is subject to federal, state and local income taxes. As a wholly owned TRS of the Company, LHL is required to pay income taxes at the applicable federal, state and local rates.

For federal income tax purposes, the cash distributions paid to the Company’s common shareholders of beneficial interest and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Tax law permits certain characterization of distributions which could result in differences between cash basis and tax basis distribution amounts.

The following characterizes distributions paid per common share of beneficial interest and preferred share on a tax basis for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	$	%	$	%	$	%
Common shares of beneficial interest
Ordinary income	$0.6989	100.00%	$0.1143	27.33%	$0.1519	100.00%
Return of capital	0.0000	0.00%	0.3039	72.67%	0.0000	0.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
	$0.6989	100.00%	$0.4182	100.00%	$0.1519	100.00%
Preferred shares (Series B)
Ordinary income	$0.0000	N/A	$0.9538	100.00%	$2.0938	100.00%
Capital gain	0.0000	N/A	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.0000	N/A	0.0000	0.00%	0.0000	0.00%
	$0.0000	0.00%	$0.9538	100.00%	$2.0938	100.00%
Preferred shares (Series D)
Ordinary income	$1.2031	100.00%	$1.8750	100.00%	$1.8750	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
	$1.2031	100.00%	$1.8750	100.00%	$1.8750	100.00%
Preferred shares (Series E)
Ordinary income	$1.2833	100.00%	$2.0000	100.00%	$2.0000	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
	$1.2833	100.00%	$2.0000	100.00%	$2.0000	100.00%
Preferred shares (Series G)
Ordinary income	$1.8125	100.00%	$1.8125	100.00%	$1.8125	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
	$1.8125	100.00%	$1.8125	100.00%	$1.8125	100.00%
Preferred shares (Series H)
Ordinary income	$1.8750	100.00%	$1.3594	100.00%	$0.0000	N/A
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	N/A
Unrecaptured Section 1250 gain	0.0000	0.00%	0.0000	0.00%	0.0000	N/A
	$1.8750	100.00%	$1.3594	100.00%	$0.0000	0.00%
Income tax expense (benefit) was comprised of the following for the years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31,
	2012	2011	2010
LHL’s income tax expense	$8,983	$6,128	$3,315
Operating Partnership's income tax expense	79	953	109
Total income tax expense	9,062	7,081	3,424
Income tax (expense) benefit from discontinued operations	0	(33)	1,651
Income tax expense from continuing operations	$9,062	$7,048	$5,075

The components of LHL’s income tax expense (benefit) and income (loss) before income tax expense (benefit) from continuing operations and discontinued operations for the years ended December 31, 2012, 2011and 2010 were as follows:

	For the year ended December 31,
	2012	2011	2010
LHL’s income tax expense (benefit):
Federal
Current	$3,325	$269	$196
Deferred	3,591	4,913	3,224
State & local
Current	1,694	455	125
Deferred	373	491	(230)
Total	$8,983	$6,128	$3,315
LHL’s income (loss) before income tax expense (benefit):
From continuing operations	$21,089	$15,162	$14,848
From discontinued operations	0	(328)	(4,262)
Total	$21,089	$14,834	$10,586
LHL’s provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to LHL’s pretax income for the years ended December 31, 2012, 2011 and 2010 as a result of the following differences:

	For the year ended December 31,
	2012	2011	2010
“Expected” federal tax expense at statutory rate	$7,170	$5,043	$3,599
State income tax expense, net of federal income tax effect	1,801	1,005	693
Other, net	12	80	(977)
Income tax expense	$8,983	$6,128	$3,315
LHL’s deferred tax assets (liabilities) as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Net operating loss carryforwards	$1,035	$4,186
Bad debt reserves	284	271
Golf membership deferred revenue	(198)	(83)
Tax credit carryforwards	59	853
Other, net	106	23
Total deferred tax assets	$1,286	$5,250

The Company has estimated LHL’s income tax expense using an estimated combined federal and state annual effective tax rate of 42.6%. During the year ended December 31, 2012, the Company exhausted its remaining federal net operating loss carryfowards. As of December 31, 2012, the Company had deferred tax assets of $1,286 primarily due to past years’ state tax net operating losses. These state loss carryforwards will generally expire in 2022 through 2028 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets related to state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.
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

	Year ended December 31,
	2012	2011	2010
Balance at beginning of year	$708	$652	$892
(Reductions) additions for tax positions of prior years	(708)	56	(240)
Balance at end of year	$0	$708	$652
All of such amount, if recognized, would have impacted our reconciliation between the income tax expense calculated at the statutory federal income tax rate of 34% and the actual income tax expense recorded each year.
During the second quarter of 2012, the Company resolved its uncertain tax position as a result of a settlement with the applicable taxing authority. Accordingly, the Company has no material unrecognized income tax benefits as of December 31, 2012. As of December 31, 2012, the tax years that remain subject to examination by major tax jurisdictions generally include 2008 through 2012.
The Company recognizes penalties and interest related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2012, 2011 and 2010, the Company recognized zero, $84 and $69, respectively, in penalties and interest. The Company had zero and $210 accrued for the payment of penalties and interest at December 31, 2012 and 2011, respectively.

10.	Fair Value Measurements
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
Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
Level 2—Observable inputs, other than quoted prices included in level 1, such as interest rates, yield curves, quoted prices in active markets for similar assets and liabilities, and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3—Unobservable inputs that are supported by limited market activity. This includes certain pricing models, discounted cash flow methodologies and similar techniques when observable inputs are not available.
The Company estimates the fair value of its financial instruments using available market information and valuation methodologies the Company believes to be appropriate for these purposes. Considerable judgment and subjectivity are involved in developing these estimates and, accordingly, such estimates are not necessarily indicative of amounts that would be realized upon disposition.
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		December 31, 2012
		Using Significant
		Other Observable
		Inputs
		(Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Accounts payable and accrued expenses	$7,759
The fair value of each derivative instrument is based on a discounted cash flow analysis of the expected cash flows under each arrangement. This analysis reflects the contractual terms of the derivative instrument, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities, which is classified within level 2 of the fair value hierarchy. The Company also incorporates credit value adjustments to appropriately reflect each parties' nonperformance risk in the fair value measurement, which utilizes level 3 inputs such as estimates of current credit spreads.

However, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified within level 2 of the fair value hierarchy.
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company's consolidated financial statements as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$68,490	$68,490	$0	$0
Borrowings under credit facilities	$153,000	$153,719	$265,000	$266,241
Term loans	$477,500	$475,752	$0	$0
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$579,220	$607,109	$643,897	$645,558
The Company estimates the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 2.9% and 4.3% as of December 31, 2012 and 2011, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company's.
At December 31, 2012 and 2011, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts and note receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

11.	Earnings per Common Share
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

For the year ended December 31, 2010, diluted weighted average common shares do not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the year ended December 31, 2010, there were 173,258 anti-dilutive stock options and compensation-related shares outstanding.

The computation of basic and diluted earnings per common share is as follows:

	For the year ended December 31,
	2012	2011	2010
Numerator:
Net income (loss) attributable to common shareholders before discontinued operations	$45,146	$12,138	$(23,942)
Discontinued operations	0	796	(851)
Net income (loss) attributable to common shareholders	45,146	12,934	(24,793)
Dividends paid on unvested restricted shares	(270)	(169)	(118)
Undistributed earnings attributable to unvested restricted shares	0	0	0
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$44,876	$12,765	$(24,911)
Denominator:
Weighted average number of common shares - basic	85,757,969	81,155,228	69,549,441
Effect of dilutive securities:
Stock options and compensation-related shares	139,305	171,076	0
Weighted average number of common shares - diluted	85,897,274	81,326,304	69,549,441
Earnings per Common Share - Basic:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.52	$0.15	$(0.35)
Discontinued operations	0.00	0.01	(0.01)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.52	$0.16	$(0.36)
Earnings per Common Share - Diluted:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.52	$0.15	$(0.35)
Discontinued operations	0.00	0.01	(0.01)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.52	$0.16	$(0.36)

12.	Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2012	2011	2010
Interest paid, net of capitalized interest	$50,154	$38,318	$35,562
Interest capitalized	370	459	200
Income taxes paid, net	8,012	1,073	482
Increase in distributions payable on common shares	9,899	1,213	7,400
(Decrease) increase in distributions payable on preferred shares	(3,236)	713	0
Write-off of fully amortized deferred financing costs	162	3,317	341
(Decrease) increase in accrued capital expenditures	(242)	2,550	209
Issuance of restricted shares to employees and executives, net	4,764	7,486	2,742
Issuance of common shares for Board of Trustees compensation	494	166	110
In conjunction with the sale of properties, the Company disposed of the following assets and liabilities:
Investment in properties, net of closing costs	$0	$19,628	$122,202
Other assets	0	378	692
Liabilities	0	(279)	(2,039)
Sale of properties	$0	$19,727	$120,855
In conjunction with the acquisition of properties, the Company assumed assets and liabilities and issued units as follows:
Investment in properties (after credits at closing)	$(390,076)	$(541,947)	$(518,528)
Issuance of common units	0	7,245	0
Other assets	(1,623)	(3,920)	(6,235)
Liabilities	5,084	4,855	68,783
Acquisition of properties	$(386,615)	$(533,767)	$(455,980)

13.	Subsequent Events
On January 1, 2013, the Company issued from treasury 10,332 common shares of beneficial interest and authorized an additional 7,921 deferred shares to the independent members of its Board of Trustees for their 2012 compensation. These common shares of beneficial interest were issued under the 2009 Plan.
On January 30, 2013, the Board of Trustees approved long-term equity incentive awards to Michael D. Barnello, the Company’s President and Chief Executive Officer, Bruce A. Riggins, the Company’s Executive Vice President and Chief Financial Officer, and Alfred L. Young, the Company’s Executive Vice President and Chief Operating Officer. The approved awards include 28,838 time-based restricted shares issued to Mr. Barnello, 10,882 time-based restricted shares issued to Mr. Riggins and 13,985 time-based restricted shares issued to Mr. Young, of which 24,636 were issued from treasury, and performance-based awards to Mr. Barnello in a target amount of 43,257 shares, to Mr. Riggins in a target amount of 16,324 shares and to Mr. Young in a target amount of 20,978 shares.

On February 20, 2013, the Company entered into an equity distribution agreement (the "2013 Agreement") with the Manager. Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest having an aggregate offering price of up to $250,000. The 2013 Agreement replaced the 2011 Agreement, under which $146,024 of aggregate offering price remained.
The Company paid the following common and preferred share dividends subsequent to December 31, 2012:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share/Unit (1)	Ended	Date	Date
Common Shares/Units	$0.20	December 31, 2012	December 31, 2012	January 15, 2013
7 ¼% Series G Preferred Shares	$0.45	December 31, 2012	January 1, 2013	January 15, 2013
7 ½% Series H Preferred Shares	$0.47	December 31, 2012	January 1, 2013	January 15, 2013

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

14.	Quarterly Operating Results (Unaudited)
The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2012 and 2011 (in thousands, except per share data) follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$172,329	$242,111	$239,057	$218,061
Total expenses	181,066	206,773	208,268	203,874
Net (loss) income	(8,737)	35,338	30,789	14,187
Net loss (income) attributable to noncontrolling interests	22	(130)	(116)	(57)
Distributions to preferred shareholders	(7,402)	(5,999)	(4,166)	(4,166)
Issuance costs of redeemed preferred shares	0	(4,417)	0	0
Net (loss) income attributable to common shareholders	$(16,117)	$24,792	$26,507	$9,964
Earnings per Common Share—Basic:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.19)	$0.29	$0.31	$0.11
Earnings per Common Share—Diluted:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.19)	$0.29	$0.31	$0.11
Weighted average number of common shares outstanding:
Basic	84,499,856	85,451,978	85,876,584	87,186,328
Diluted	84,499,856	85,617,851	86,056,957	87,325,471

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues from continuing operations	$138,359	$202,555	$199,136	$179,005
Total expenses from continuing operations	148,950	178,444	177,331	171,510
Net (loss) income from continuing operations	(10,591)	24,111	21,805	7,495
Net (loss) income from discontinued operations	(213)	26	516	467
Net (loss) income	(10,804)	24,137	22,321	7,962
Net loss (income) attributable to noncontrolling interests	2	0	0	(1)
Distributions to preferred shareholders	(7,746)	(7,402)	(7,402)	(7,402)
Issuance costs of redeemed preferred shares	(731)	0	0	0
Net (loss) income attributable to common shareholders	$(19,279)	$16,735	$14,919	$559
Earnings per Common Share—Basic:
Net (loss) income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.26)	$0.20	$0.17	$0.00
Discontinued operations	0.00	0.00	0.01	0.01
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.26)	$0.20	$0.18	$0.01
Earnings per Common Share—Diluted:
Net (loss) income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$(0.26)	$0.20	$0.17	$0.00
Discontinued operations	0.00	0.00	0.01	0.01
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.26)	$0.20	$0.18	$0.01
Weighted average number of common shares outstanding:
Basic	74,202,756	82,220,410	84,640,196	83,417,987
Diluted	74,202,756	82,372,022	84,752,112	83,530,710

LASALLE HOTEL PROPERTIES
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2012
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amounts at Which Carried at Close of Period							Life on Which Depreciation in Statement of Operations is Computed
		Encum- brances	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Accumu- lated Depre- ciation	Net Book Value	Date of Original Construc- tion	Date of Acqui- sition
1.	Le Montrose Suite Hotel	$0	$5,004	$19,752	$2,951	$0	$5,061	$12,007	$5,004	$24,813	$14,958	$21,131	$23,644	1976	4/29/1998	3-40 years
2.	San Diego Paradise Point Resort and Spa	0	0	69,639	3,665	109	33,092	26,577	109	102,731	30,242	70,527	62,555	1962	6/1/1998	3-40 years
3.	Harborside Hyatt Conference Center & Hotel	42,500	0	66,159	5,246	16	4,559	6,926	16	70,718	12,172	44,076	38,830	1993	6/24/1998	3-40 years
4.	Hotel Viking	0	2,421	24,375	353	76	16,779	12,844	2,497	41,154	13,197	27,678	29,170	1850	6/2/1999	3-40 years
5.	Topaz Hotel	0	2,137	8,549	0	12	4,006	6,038	2,149	12,555	6,038	9,245	11,497	1963	3/8/2001	3-40 years
6.	Hotel Madera	0	1,682	6,726	0	15	5,168	4,400	1,697	11,894	4,400	7,815	10,176	1963	3/8/2001	3-40 years
7.	Hotel Rouge	0	2,162	8,647	0	17	5,017	7,586	2,179	13,664	7,586	10,494	12,935	1963	3/8/2001	3-40 years
8.	Hotel Helix	0	2,636	10,546	0	14	9,063	7,925	2,650	19,609	7,925	13,764	16,420	1962	3/8/2001	3-40 years
9.	The Liaison Capitol Hill	0	8,353	33,412	2,742	19	13,931	19,368	8,372	47,343	22,110	32,970	44,855	1968	6/1/2001	3-40 years
10.	Lansdowne Resort	0	27,421	74,835	3,114	33,131	26,918	20,510	60,552	101,753	23,624	57,202	128,727	1991	6/17/2003	3-40 years
11.	Hotel George	0	1,743	22,221	531	0	535	3,272	1,743	22,756	3,803	10,015	18,287	1928	9/18/2003	3-40 years
12.	Indianapolis Marriott Downtown	100,142	0	96,173	9,879	0	1,851	11,547	0	98,024	21,426	48,276	71,174	2001	2/10/2004	3-40 years
13.	Hilton Alexandria Old Town	0	11,079	45,539	2,597	0	1,834	5,557	11,079	47,373	8,154	21,400	45,206	2000	5/28/2004	3-40 years
14.	Chaminade Resort and Conference Center	0	5,240	13,111	299	24	8,888	8,430	5,264	21,999	8,729	14,124	21,868	1985	11/18/2004	3-40 years
15.	Hilton San Diego Gaslamp Quarter	0	5,008	77,892	2,250	0	828	5,222	5,008	78,720	7,472	21,539	69,661	2000	1/6/2005	3-40 years
16.	The Grafton on Sunset	0	1,882	23,226	431	11	1,038	2,747	1,893	24,264	3,178	7,069	22,266	1954	1/10/2005	3-40 years
17.	Onyx Hotel	0	6,963	21,262	445	0	138	785	6,963	21,400	1,230	4,964	24,629	2004	5/18/2005	3-40 years
18.	Westin Copley Place	210,000	0	295,809	28,223	0	14,399	33,588	0	310,208	61,811	103,704	268,315	1983	8/31/2005	3-40 years
19.	Hotel Deca (2)	9,111	4,938	21,720	577	0	503	3,259	4,938	22,223	3,836	7,344	23,653	1931	12/8/2005	3-40 years
20.	The Hilton San Diego Resort and Spa	0	0	85,572	4,800	122	15,367	15,848	122	100,939	20,648	37,738	83,971	1962	12/15/2005	3-40 years
21.	Donovan House	0	11,384	34,573	0	0	36,453	10,743	11,384	71,026	10,743	25,094	68,059	1972	12/16/2005	3-40 years
22.	Le Parc Suite Hotel	0	13,971	31,742	2,741	3	1,127	7,922	13,974	32,869	10,663	11,654	45,852	1970	1/27/2006	3-40 years
23.	Westin Michigan Avenue	137,172	38,158	154,181	24,112	17	14,084	15,393	38,175	168,265	39,505	65,137	180,808	1963/1972	3/1/2006	3-40 years
24.	Hotel Sax Chicago	0	9,403	104,148	889	155	22,808	16,262	9,558	126,956	17,151	39,920	113,745	1998	3/1/2006	3-40 years
25.	Alexis Hotel	0	6,581	31,062	578	13	8,212	6,718	6,594	39,274	7,296	14,068	39,096	1901/1982	6/15/2006	3-40 years
26.	Hotel Solamar	60,134	0	79,111	7,890	0	397	1,929	0	79,508	9,819	21,620	67,707	2005	8/1/2006	3-40 years
27.	Gild Hall.	0	6,732	45,016	984	2	2,994	9,421	6,734	48,010	10,405	17,757	47,392	1999	11/17/2006	3-40 years
28.	Amarano Burbank	0	5,982	29,292	1,253	329	6,394	3,582	6,311	35,686	4,835	7,924	38,908	2002	12/19/2006	3-40 years
29.	Sofitel Washington, DC Lafayette Square	0	11,082	80,342	2,619	0	150	3,242	11,082	80,492	5,861	7,942	89,493	2002	3/1/2010	3-40 years
30.	Hotel Monaco San Francisco	0	11,435	53,186	3,736	0	0	2,680	11,435	53,186	6,416	4,915	66,122	1910/1995	9/1/2010	3-40 years
31.	Westin Philadelphia.	0	35,100	106,100	3,776	0	0	977	35,100	106,100	4,753	8,108	137,845	1990	9/1/2010	3-40 years
32.	Embassy Suites Philadelphia - Center City	0	13,600	62,900	2,504	0	2,010	3,527	13,600	64,910	6,031	5,594	78,947	1963/1993	9/1/2010	3-40 years
33.	Hotel Roger Williams	62,543	0	95,079	3,509	0	(184)	11,022	0	94,895	14,531	9,211	100,215	1930/1998	10/6/2010	3-34 years
34.	Chamberlain West Hollywood	0	6,470	29,085	2,895	0	104	910	6,470	29,189	3,805	2,906	36,558	1970/2005	12/6/2010	3-40 years
35.	Viceroy Santa Monica	0	0	75,270	4,747	0	0	723	0	75,270	5,470	5,317	75,423	1967/2002	3/16/2011	3-40 years
36.	Villa Florence	0	12,413	50,997	3,202	0	0	584	12,413	50,997	3,786	2,435	64,761	1908	10/5/2011	3-40 years
37.	Park Central Hotel	0	135,306	250,262	9,004	0	53	1,006	135,306	250,315	10,010	8,128	387,503	1928	12/29/2011	3-40 years
38.	Hotel Palomar, Washington, DC	0	26,859	111,214	5,648	0	18	117	26,859	111,232	5,765	3,256	140,600	1962	3/8/2012	3-40 years
39.	L'Auberge Del Mar	0	13,475	59,481	3,628	0	0	0	13,475	59,481	3,628	184	76,400	1989	12/6/2012	3-40 years
40.	The Liberty Hotel	0	0	160,731	9,040	0	0	0	0	160,731	9,040	0	169,771	1851/2007	12/28/2012	3-40 years
	Total	$621,602	$446,620	$2,668,937	$160,858	$34,085	$263,595	$311,194	$480,705	$2,932,532	$472,052	$832,245	$3,053,044
(1)    Costs of disposals, impairments and reclassifications to property under development are reflected as reductions to cost capitalized subsequent to acquisition. Reclassifications from property under development are reflected as increases to cost capitalized subsequent to acquisition.
(2)     Encumbrance on the Hotel Deca is presented at face value which excludes loan premium of $118 at December 31, 2012.

LASALLE HOTEL PROPERTIES
Schedule III—Real Estate and Accumulated Depreciation—Continued
As of December 31, 2012

Reconciliation of Real Estate and Accumulated Depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2009	$2,458,515
Acquisition of hotel properties	523,420
Improvements and additions to hotel properties	20,015
Reclassification from property under development	1,694
Reclassification to property under development	(1,557)
Disposal of hotels	(121,296)
Impairment of assets held for sale	(32,687)
Disposal of assets	(1,066)
Balance at December 31, 2010	$2,847,038
Acquisition of hotel properties	541,947
Improvements and additions to hotel properties	38,343
Reclassification from property under development	13,282
Disposal of hotel	(20,000)
Balance at December 31, 2011	$3,420,610
Acquisition of hotel properties	389,330
Improvements and additions to hotel properties	54,672
Reclassification from property under development	20,677
Balance at December 31, 2012	$3,885,289

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2009	$576,013
Depreciation	110,138
Disposal of hotels	(58,212)
Impairment of assets held for sale	(29,836)
Disposal of assets	(427)
Balance at December 31, 2010	$597,676
Depreciation	110,760
Balance at December 31, 2011	$708,436
Depreciation	123,809
Balance at December 31, 2012	$832,245