Form 10-Q
period 2013-03-31
LaSalle Hotel Properties
filed 2013-04-17
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 17, 2013
Common Shares of Beneficial Interest ($0.01 par value)	95,536,646
7 ¼% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	2,348,888
7 ½% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000
6 3/8% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,031,206	$3,053,044
Note receivable (net of unamortized discount of $2,919 and $3,510, respectively)	69,081	68,490
Property under development	25,810	16,890
Cash and cash equivalents	19,801	35,090
Restricted cash reserves (Note 5)	17,948	17,414
Hotel receivables (net of allowance for doubtful accounts of $334 and $345, respectively)	36,542	28,485
Deferred financing costs, net	7,675	8,235
Deferred tax assets (Note 9)	6,570	1,286
Prepaid expenses and other assets	29,115	27,636
Total assets	$3,243,748	$3,256,570
Liabilities:
Borrowings under credit facilities (Note 4)	$51,000	$153,000
Term loans (Note 4)	477,500	477,500
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $101 and $118, respectively) (Note 4)	577,815	579,220
Accounts payable and accrued expenses	104,144	101,365
Advance deposits	20,560	16,422
Accrued interest	4,309	4,319
Distributions payable	24,232	23,314
Total liabilities	1,302,060	1,397,640
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $337,472 and $227,472, respectively), 40,000,000 shares authorized; 13,498,888 and 9,098,888 shares issued and outstanding, respectively (Note 6)	135	91
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 95,537,122 shares issued and 95,536,646 shares outstanding, and 95,480,358 shares issued and 95,445,444 shares outstanding, respectively (Note 6)	955	955
Treasury shares, at cost (Note 6)	(13)	(886)
Additional paid-in capital, net of offering costs of $75,355 and $71,640, respectively	2,225,644	2,118,705
Accumulated other comprehensive loss (Note 4)	(6,221)	(7,735)
Distributions in excess of retained earnings	(284,551)	(258,004)
Total shareholders’ equity	1,935,949	1,853,126
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	18	18
Noncontrolling interests of common units in Operating Partnership (Note 6)	5,721	5,786
Total noncontrolling interests	5,739	5,804
Total equity	1,941,688	1,858,930
Total liabilities and equity	$3,243,748	$3,256,570
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share data)
(unaudited)

	For the three months ended
	March 31,
	2013	2012
Revenues:
Hotel operating revenues:
Room	$126,988	$114,692
Food and beverage	49,846	44,615
Other operating department	13,384	11,856
Total hotel operating revenues	190,218	171,163
Other income	1,486	1,156
Total revenues	191,704	172,319
Expenses:
Hotel operating expenses:
Room	37,584	33,853
Food and beverage	37,304	34,262
Other direct	5,022	4,626
Other indirect (Note 8)	53,735	48,041
Total hotel operating expenses	133,645	120,782
Depreciation and amortization	33,121	30,152
Real estate taxes, personal property taxes and insurance	12,354	10,811
Ground rent (Note 5)	2,495	1,776
General and administrative	5,147	4,614
Acquisition transaction costs (Note 3)	0	3,594
Other expenses	641	551
Total operating expenses	187,403	172,280
Operating income	4,301	39
Interest income	2,369	10
Interest expense	(14,017)	(11,778)
Loss before income tax benefit	(7,347)	(11,729)
Income tax benefit (Note 9)	5,017	2,992
Net loss	(2,330)	(8,737)
Noncontrolling interests of common units in Operating Partnership (Note 6)	0	22
Net loss attributable to the Company	(2,330)	(8,715)
Distributions to preferred shareholders	(5,065)	(7,402)
Net loss attributable to common shareholders	$(7,395)	$(16,117)

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Loss - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended
	March 31,
	2013	2012
Earnings per Common Share - Basic:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.08)	$(0.19)
Earnings per Common Share - Diluted:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.08)	$(0.19)
Weighted average number of common shares outstanding:
Basic	95,166,029	84,499,856
Diluted	95,166,029	84,499,856

Comprehensive Loss:
Net loss	$(2,330)	$(8,737)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments (Note 4)	1,519	0
Comprehensive loss	(811)	(8,737)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(5)	22
Comprehensive loss attributable to the Company	$(816)	$(8,715)
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$158	$851	$(24,543)	$2,029,145	$0	$(239,998)	$1,765,613	$17	$5,613	$5,630	$1,771,243
Issuance of shares, net of offering costs	0	5	22,847	24,133	0	0	46,985	0	0	0	46,985
Repurchase of common shares into treasury	0	0	(738)	0	0	0	(738)	0	0	0	(738)
Options exercised	0	0	0	74	0	0	74	0	0	0	74
Adjustments to issuance of units	0	0	0	0	0	0	0	0	(746)	(746)	(746)
Deferred compensation, net	0	0	2,434	(1,244)	0	0	1,190	0	0	0	1,190
Adjustments to noncontrolling interests	0	0	0	(778)	0	0	(778)	0	778	778	0
Distributions on issued long-term performance-based share awards	0	0	0	0	0	(56)	(56)	0	0	0	(56)
Distributions on common shares/units ($0.11 per share/unit)	0	0	0	0	0	(9,432)	(9,432)	0	(33)	(33)	(9,465)
Distributions on preferred shares	0	0	0	0	0	(7,402)	(7,402)	0	0	0	(7,402)
Net loss	0	0	0	0	0	(8,715)	(8,715)	0	(22)	(22)	(8,737)
Balance, March 31, 2012	$158	$856	$0	$2,051,330	$0	$(265,603)	$1,786,741	$17	$5,590	$5,607	$1,792,348

Balance, December 31, 2012	$91	$955	$(886)	$2,118,705	$(7,735)	$(258,004)	$1,853,126	$18	$5,786	$5,804	$1,858,930
Issuance of shares, net of offering costs	44	0	262	106,255	0	0	106,561	0	0	0	106,561
Repurchase of common shares into treasury	0	0	(2)	0	0	0	(2)	0	0	0	(2)
Deferred compensation, net	0	0	613	674	0	0	1,287	0	0	0	1,287
Adjustments to noncontrolling interests	0	0	0	10	0	0	10	0	(10)	(10)	0
Distributions on issued long-term performance-based share awards	0	0	0	0	0	(20)	(20)	0	0	0	(20)
Distributions on common shares/units ($0.20 per share/unit)	0	0	0	0	0	(19,132)	(19,132)	0	(60)	(60)	(19,192)
Distributions on preferred shares	0	0	0	0	0	(5,065)	(5,065)	0	0	0	(5,065)
Net loss	0	0	0	0	0	(2,330)	(2,330)	0	0	0	(2,330)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	0	0	0	0	1,514	0	1,514	0	5	5	1,519
Balance, March 31, 2013	$135	$955	$(13)	$2,225,644	$(6,221)	$(284,551)	$1,935,949	$18	$5,721	$5,739	$1,941,688
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,330)	$(8,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,121	30,152
Amortization of deferred financing costs, mortgage premium and note receivable discount	(44)	378
Deferred compensation	1,287	1,190
Deferred income tax benefit	(5,284)	(3,386)
Allowance for doubtful accounts	(11)	6
Changes in assets and liabilities:
Restricted cash reserves	511	(375)
Hotel receivables	(8,046)	(4,412)
Prepaid expenses and other assets	(1,585)	(3,194)
Accounts payable and accrued expenses	527	5,094
Advance deposits	4,138	2,711
Accrued interest	(10)	(216)
Net cash provided by operating activities	22,274	19,211
Cash flows from investing activities:
Improvements and additions to properties	(15,983)	(16,981)
Acquisition of property	0	(142,944)
Purchase of office furniture and equipment	(4)	(49)
Restricted cash reserves	(1,045)	1,473
Net cash used in investing activities	(17,032)	(158,501)
Cash flows from financing activities:
Borrowings under credit facilities	6,710	231,357
Repayments under credit facilities	(108,710)	(68,357)
Repayments of mortgage loans	(1,388)	(60,852)
Payment of deferred financing costs	(4)	(283)
Purchase of treasury shares	(2)	(738)
Proceeds from exercise of stock options	0	74
Proceeds from issuance of preferred shares	110,000	0
Payment of preferred offering costs	(3,548)	0
Proceeds from issuance of common shares	0	47,155
Payment of common offering costs	(255)	(589)
Distributions on issued long-term performance-based share awards	(20)	(56)
Distributions on preferred shares	(4,166)	(7,402)
Distributions on common shares/units	(19,148)	(9,249)
Net cash (used in) provided by financing activities	(20,531)	131,060
Net change in cash and cash equivalents	(15,289)	(8,230)
Cash and cash equivalents, beginning of period	35,090	20,225
Cash and cash equivalents, end of period	$19,801	$11,995
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
As of March 31, 2013, the Company owned interests in 40 hotels with over 10,600 guest rooms located in nine states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2013 and December 2015. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at March 31, 2013. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at March 31, 2013. See Note 6 for additional disclosures on common operating partnership units.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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

The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses, recorded on the Company’s consolidated statements of operations and comprehensive income (loss) based on an aggregate estimate, are fairly stated.
Share-Based Compensation
From time to time, the Company awards nonvested shares under the 2009 Equity Incentive Plan (“2009 Plan”), which has approximately six years remaining, as compensation to officers, employees and non-employee trustees (see Note 7). The shares issued to officers and employees vest over three to nine years. The Company generally recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures.
Noncontrolling Interests
The Company's financial statements include entities in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company's equity. On the consolidated statements of operations and comprehensive income (loss), revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Income or loss is allocated to noncontrolling interests based on their weighted average ownership percentage for the applicable period. Consolidated statements of equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.
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
As of March 31, 2013, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
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
Investment in hotel properties is net of accumulated depreciation of $865,256 and $832,245 as of March 31, 2013 and December 31, 2012, respectively. Depreciation expense was $33,011 and $30,012 for the three months ended March 31, 2013 and 2012, respectively.
In connection with the acquisition of Hotel Palomar, Washington, DC on March 8, 2012, the Company incurred acquisition transaction costs of $3,594 that were expensed as incurred during the three months ended March 31, 2012, which expenses are included in the accompanying consolidated statements of operations and comprehensive loss.
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

Condensed Pro Forma Financial Information
The results of operations of acquired properties are included in the consolidated statements of operations and comprehensive loss beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the following 2012 acquisitions had been consummated prior to January 1, 2011, the beginning of the reporting period prior to acquisition. In addition, for purposes of the unaudited condensed pro forma financial information only, the February 1, 2012 through February 14, 2012 issuance of 1,714,939 common shares of beneficial interest, the May 18, 2012 through May 30, 2012 issuance of 641,069 common shares of beneficial interest, the August 8, 2012 issuance of 3,100 common shares of beneficial interest and the December 19, 2012 issuance of 9,200,000 shares of beneficial interest are presented as if the issuances had occurred as of January 1, 2011. No adjustments have been made to the unaudited condensed pro forma financial information presented below for the 2012 preferred share redemptions or the 2013 preferred share issuance, since those transactions have no relation to the 2012 acquisitions. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the 2012 acquisitions been consummated prior to January 1, 2011, nor does it purport to represent the results of operations for future periods. The unaudited condensed pro forma financial information has not been adjusted for property sales.
Adjustments have been made to the unaudited pro forma financial information for the following acquisitions:

Property	Acquisition Date
Hotel Palomar, Washington, DC	March 8, 2012
L'Auberge Del Mar	December 6, 2012
The Liberty Hotel	December 28, 2012
The unaudited condensed pro forma financial information for the three months ended March 31, 2012 is as follows:

For the three months ended
March 31, 2012
(unaudited)
Total revenues	$188,755
Net loss	$(9,159)
Net loss attributable to common shareholders	$(16,539)
Earnings per common share - basic	$(0.17)
Earnings per common share - diluted	$(0.17)
Weighted average number of common shares outstanding:
Basic	95,038,070
Diluted	95,038,070

4.	Long-Term Debt
Debt Summary
Debt as of March 31, 2013 and December 31, 2012 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2013	December 31, 2012
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2016 (a)	$51,000	$153,000
LHL unsecured credit facility	Floating (b)	January 2016 (b)	0	0
Total borrowings under credit facilities			51,000	153,000
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	August 2017	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating (d)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hotel Solamar	5.49%	December 2013 (e)	59,922	60,134
Hotel Deca	6.28%	August 2014	9,035	9,111
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	136,691	137,172
Indianapolis Marriott Downtown	5.99%	July 2016	99,812	100,142
Hotel Roger Williams	6.31%	August 2016	62,254	62,543
Mortgage loans at stated value			577,714	579,102
Unamortized loan premium (f)			101	118
Total mortgage loans			577,815	579,220
Total debt			$1,148,815	$1,252,220

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2013, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $51,000 was 2.21%. As of December 31, 2012, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $153,000 was 2.22%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date to January 2017.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at March 31, 2013 or December 31, 2012. LHL has the option, subject to certain terms and conditions, to extend the maturity date to January 2017.

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

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2014, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have three one-year extension options and are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2013 were 0.75% and 0.16% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2012 were 0.65% and 0.17% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement.

(e)	On April 8, 2013, the Company notified the lender that it will repay the mortgage loan on June 3, 2013, likely through a borrowing on its senior unsecured credit facility.

(f)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $101 as of March 31, 2013 and $118 as of December 31, 2012.
A summary of the Company’s interest expense and weighted average interest rates for variable rate debt for the three months ended March 31, 2013 and 2012 is as follows:

	For the three months ended
	March 31,
	2013	2012
Interest Expense:
Interest incurred	$13,627	$11,581
Amortization of deferred financing costs	564	396
Capitalized interest	(174)	(199)
Interest expense	$14,017	$11,778

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	2.2%	2.1%
LHL unsecured credit facility	2.1%	2.0%
Massport Bonds	0.2%	0.3%
Credit Facilities
The Company has a $750,000 senior unsecured credit facility with a syndicate of banks. The credit facility matures on January 30, 2016, subject to a one-year extension that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1,000,000. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On December 14, 2011, LHL refinanced its credit facility, extending the maturity date to January 30, 2016, subject to a one-year extension that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility.
The Company's senior unsecured credit facility and LHL's unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Term Loans
On May 16, 2012, the Company entered into a $177,500 unsecured loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate of 3.87% for the full seven-year term (see “Derivative and Hedging Activities” below).
On August 2, 2012, the Company entered into a $300,000 unsecured loan with a five-year term maturing on August 2, 2017, including a one-year extension subject to certain conditions (the "Second Term Loan"). The Second Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate of 2.68% for the full five-year term (see "Derivative and Hedging Activities below").
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
The following table presents the effect of derivative instruments on the Company's consolidated statements of operations and comprehensive loss, including the location and amount of unrealized loss on outstanding derivative instruments in cash flow hedging relationships, for the three months ended March 31, 2013:

	Amount of Gain Recognized in OCL on Derivative Instruments	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income

	(Effective Portion)	(Effective Portion)	(Effective Portion)
	For the three months ended		For the three months ended
	March 31, 2013		March 31, 2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	$1,519	Interest expense	$1,032
During the three months ended March 31, 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of March 31, 2013 and December 31, 2012, there was $6,240 and $7,759 in cumulative unrealized loss, respectively, of which $6,221 and $7,735 was included in AOCL, respectively, and $19 and $24 was attributable to noncontrolling interests, respectively. The Company expects that approximately $4,175 will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of March 31, 2013.
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
If the Company violates the financial covenants contained in any of its credit facilities or term loans described above, the Company may attempt to negotiate waivers of the violations or amend the terms of the applicable credit facilities or term loans with the lenders thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company. If a default under the credit facilities or term loans were to occur, the Company would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If the Company is unable to refinance its debt on acceptable terms, including at maturity of the credit facilities and term loans, it may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower the Company’s cash flow, and, consequently, cash available for distribution to its shareholders.
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
As of March 31, 2013, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans. One of the mortgaged properties is currently subject to a cash trap as a result of the impact of a recent renovation on hotel operations. This cash trap does not have a material impact on the cash flow or the operations of the Company.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
Seven of the Company’s hotels, San Diego Paradise Point Resort and Spa, Harborside Hyatt Conference Center & Hotel, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar, Viceroy Santa Monica and The Liberty Hotel are subject to ground leases under non-cancelable operating leases expiring from March 2026 to December 1, 2102. The ground lease at Harborside Hyatt Conference Center & Hotel expires in 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease which expires on December 14, 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year. The ground leases at Viceroy Santa Monica and The Liberty Hotel are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $327 and $114 for the three months ended March 31, 2013 and 2012, respectively, which is included in total ground rent expense below.
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

Total ground rent expense for the three months ended March 31, 2013 and 2012 was $2,495 and $1,776, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
Future minimum rent payments (without reflecting future applicable Consumer Price Index increases) are as follows:

2013	$5,287
2014	7,060
2015	7,087
2016	7,140
2017	7,153
Thereafter	362,977
$396,704
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of March 31, 2013, $11,840 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At March 31, 2013, the Company held $17,948 in restricted cash reserves. Included in such amounts are (i) $11,840 of reserve funds for future capital expenditures, (ii) $4,603 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $1,505 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
Common Shares of Beneficial Interest
On January 1, 2013, the Company issued 10,332 common shares of beneficial interest and authorized an additional 7,921 deferred shares to the independent members of its Board of Trustees for their earned 2012 compensation pursuant to award arrangements existing on or before January 1, 2012. These common shares of beneficial interest were issued under the 2009 Plan.
On January 30, 2013, the Company issued 81,400 restricted common shares of beneficial interest to the Company’s executives and employees. The restricted shares vest over three years, starting January 1, 2014, subject to continued employment. These common shares of beneficial interest were issued under the 2009 Plan.

On February 20, 2013, the Company entered into an equity distribution agreement (the "2013 Agreement") with Raymond James & Associates, Inc. (the "Manager"). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250,000. The 2013 Agreement replaced the Company's prior equity distribution agreement, under which $146,024 of aggregate gross proceeds remained. During the three months ended March 31, 2013, the Company incurred offering costs of $105 related to executing and maintaining the 2013 Agreement.

Common Dividends
The Company paid the following dividends on common shares/units during the three months ended March 31, 2013:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.20	December 31, 2012	December 31, 2012	January 15, 2013
Treasury Shares
Treasury shares are accounted for under the cost method. During the three months ended March 31, 2013, the Company received 530 common shares of beneficial interest related to employees surrendering shares to pay taxes at the time restricted shares vested and forfeiting restricted shares upon resignation.
On August 29, 2011, the Company’s Board of Trustees authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of March 31, 2013, the Company had availability under the Repurchase Program to acquire up to $75,498 of common shares of beneficial interest. However, the Company is not currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares. If authorized by its Board of Trustees, the Company may resume using the Repurchase Program on a future date.
During the three months ended March 31, 2013, the Company re-issued 10,332 treasury shares related to earned 2012 compensation for the Board of Trustees and 24,636 treasury shares related to the grants of restricted common shares of beneficial interest.
At March 31, 2013, there were 476 common shares of beneficial interest in treasury.
Preferred Shares
On March 4, 2013, the Company issued 4,000,000 6 3/8% Series I Cumulative Redeemable Preferred Shares ($0.01 par value) ("Series I Preferred Shares") at a price of $25.00 per share and received net proceeds, after costs, of $96,705. On March 12, 2013, the underwriters exercised their rights to cover overallotments and purchased 400,000 additional Series I Preferred Shares, resulting in additional net proceeds to the Company of $9,685. The net proceeds were used to redeem a portion of the Company's 7 ¼% Series G Cumulative Redeemable Preferred Shares ("Series G Preferred Shares") on April 5, 2013, to pay down amounts outstanding under the Company's senior unsecured credit facility, and for general corporate purposes.
On March 6, 2013, the Company provided notice to the holders of 4,000,000 of its Series G Preferred Shares of the redemption of those shares. The cash redemption price was $25.00 per share, plus accrued and unpaid dividends through the redemption date, April 5, 2013 (See Note 13).
The Series G Preferred Shares, 7 ½% Series H Cumulative Redeemable Preferred Shares ("Series H Preferred Shares") and the Series I Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company currently has the option to redeem the Series G Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. The Company may not optionally redeem the Series H Preferred Shares and Series I Preferred Shares prior to January 24, 2016 and March 4, 2018, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Series H Preferred Shares and Series I Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. In addition, upon the occurrence of a change of control (as defined in the Company's charter), the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Series H Preferred Shares and Series I Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions to and including the date of redemption. If the Company does not exercise its right to redeem the Series H Preferred Shares and Series I Preferred Shares upon a change of control, the holders of Series H Preferred

Shares and Series I Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a cap of 4,680,500 common shares and 8,835,200 common shares, respectively.
The following Preferred Shares were outstanding as of March 31, 2013:

Security Type	Number of Shares
7 ¼% Series G Preferred Shares	6,348,888
7 ½% Series H Preferred Shares	2,750,000
6 3/8% Series I Preferred Shares	4,400,000
Preferred Dividends
The Company paid the following dividends on preferred shares during the three months ended March 31, 2013:

	Dividend per	For the
Security Type	Share (1)	Quarter Ended	Record Date	Payable Date
7 ¼% Series G	$0.45	December 31, 2012	January 1, 2013	January 15, 2013
7 ½% Series H	$0.47	December 31, 2012	January 1, 2013	January 15, 2013

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
Noncontrolling Interests of Common Units in Operating Partnership
As of March 31, 2013, the Operating Partnership had 296,300 common units of limited partnership interest outstanding, representing a 0.3% partnership interest held by the limited partners. As of March 31, 2013, approximately $7,520 of cash or the equivalent value in common shares, at the Company's option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $7,520 is based on the Company's closing common share price of $25.38 on March 31, 2013, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. The outstanding common units of limited partnership interest are subject to a required hold period that ends on December 28, 2013, after which they are convertible into a like number of common shares of beneficial interest of the Company.
The following schedule presents the effects of changes in the Company's ownership interest in the Operating Partnership on the Company's equity:

	For the three months ended
	March 31,
	2013	2012
Net loss attributable to common shareholders	$(7,395)	$(16,117)
Increase (decrease) in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	10	(778)
Change from net loss attributable to common shareholders and adjustments to noncontrolling interests	$(7,385)	$(16,895)

7.	Equity Incentive Plan
At the 2009 Annual Meeting of Shareholders held on April 23, 2009, the common shareholders approved the 2009 Plan, under which the Company may issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, performance shares, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019. The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three to five year period, with certain awards vesting over periods of up to nine years. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. There were no stock options outstanding as of March 31, 2013. At March 31, 2013, there were 1,370,361 common shares available for future grant under the 2009 Plan.
Service Condition Nonvested Share Awards
From time to time, the Company awards nonvested shares under the 2009 Plan to members of the Board of Trustees, executives, and employees. The nonvested shares vest over three to nine years based on continued service or employment. The Company measures compensation costs for the nonvested shares based upon the fair value of its common shares at the date of grant. Compensation costs are recognized on a straight-line basis over the vesting period and are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.
A summary of the Company’s service condition nonvested shares as of March 31, 2013 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2013	252,772	$29.72
Granted	81,400	27.20
Vested	(165)	27.18
Forfeited	(476)	27.18
Nonvested at March 31, 2013 (1)	333,531	$29.11

(1)	Amount excludes 34,318 long-term performance-based shares which were earned but nonvested due to a service condition as of March 31, 2013.
As of March 31, 2013 and December 31, 2012, there were $7,377 and $5,919, respectively, of total unrecognized compensation costs related to nonvested share awards. As of March 31, 2013 and December 31, 2012, these costs were expected to be recognized over a weighted–average period of 2.4 and 2.7 years, respectively. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three months ended March 31, 2013 and 2012 was $4 and $1,635, respectively. The compensation costs (net of forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss were $710 and $689 for the three months ended March 31, 2013 and 2012, respectively.
Long-Term Performance-Based Share Awards
On January 30, 2013, the Company’s Board of Trustees granted a target of 80,559 performance-based awards of nonvested shares to executives (the "January 30, 2013 Awards"). The actual amounts of the awards with respect to 40,280 shares will be determined on January 1, 2016, based on the performance period of January 1, 2013 through December 31, 2015, and with respect to 40,279 shares will be determined on July 1, 2016, based on the performance period of July 1, 2013 through June 30, 2016, in accordance with the terms of the agreements. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the performance shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) on January 1, 2016 and July 1, 2016, respectively, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2016 and July 1, 2016, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. Fair value of the January 30, 2013 Awards was estimated on the grant date, January 30, 2013, and will be amortized into expense over the respective performance periods. With respect to 40,280 shares, amortization commenced on January 30, 2013, the grant date, and, with respect to 40,279 shares, amortization will commence on July 1, 2013, the beginning of the performance period.
The fair values of the performance-based awards were determined by the Company using data under the Monte Carlo valuation method provided by a third-party consultant. The measurement of performance for the 2013 awards is substantially the same as the performance measurement for previously granted long-term performance-based share awards, except for "return on invested capital" discussed below. The capital market assumptions used in the valuations consisted of the following:

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

•
Return on invested capital is a performance condition award measurement. The estimated value was calculated based on the initial face value at the date of grant. The valuation will be adjusted on a periodic basis as the estimated number of awards expected to vest is revised.

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
January 30, 2013 Awards (performance period starting January 1, 2013)
Target amounts	38.70%	0.42%	N/A	N/A	$29.38	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$27.20	33.30%
Peer companies	38.70%	0.42%	N/A	0.864	$30.51	33.30%
January 30, 2013 Awards (performance period starting July 1, 2013)
Target amounts	38.70%	0.42%	N/A	N/A	$27.70	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$27.20	33.30%
Peer companies	38.70%	0.42%	N/A	0.864	$31.34	33.30%
A summary of the Company’s long-term performance-based share awards as of March 31, 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2013	208,986	$34.61
Granted (2)	40,280	29.03
Vested	0	0.00
Forfeited	0	0.00
Nonvested at March 31, 2013 (1) (2)	249,266	$33.71

(1)	Amount excludes 50,000 shares that have been committed for future performance share grants. Fair value will be estimated at the beginning of the performance measurement period on July 1, 2014.

(2)
Amount excludes 40,279 shares awarded on January 30, 2013 for which fair value has been estimated, but amortization into expense has not yet commenced. Amortization of fair value into expense will commence at the beginning of the performance measurement period on July 1, 2013.

As of March 31, 2013 and December 31, 2012, there were $5,476 and $4,883, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of March 31, 2013 and December 31, 2012, these costs were expected to be recognized over a weighted–average period of 2.5 and 2.6 years, respectively. As of March 31, 2013 and December 31, 2012, there were 153,943 long-term performance-based share awards vested. Additionally, there were 34,318 long-term performance-based awards earned but nonvested due to a service condition as of March 31, 2013 and December 31, 2012. The compensation costs (net of forfeitures) related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss were $577 and $501 for the three months ended March 31, 2013 and 2012, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.

Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended
	March 31,
	2013	2012
General and administrative	$17,727	$15,477
Sales and marketing	13,401	12,021
Repairs and maintenance	8,174	7,587
Utilities and insurance	6,979	6,314
Management and incentive fees	5,408	4,647
Franchise fees	1,691	1,568
Other expenses	355	427
Total other indirect expenses	$53,735	$48,041
As of March 31, 2013, LHL leased all 40 hotels owned by the Company as follows:

1.	Harborside Hyatt Conference Center & Hotel	21.	Westin Michigan Avenue
2.	Hotel Viking	22.	Hotel Sax Chicago
3.	Topaz Hotel	23.	Alexis Hotel
4.	Hotel Rouge	24.	Hotel Solamar
5.	Hotel Madera	25.	Gild Hall
6.	Hotel Helix	26.	Hotel Amarano Burbank
7.	The Liaison Capitol Hill	27.	San Diego Paradise Point Resort and Spa
8.	Lansdowne Resort	28.	Le Montrose Suite Hotel
9.	Hotel George	29.	Sofitel Washington, DC Lafayette Square
10.	Indianapolis Marriott Downtown	30.	Hotel Monaco San Francisco
11.	Hilton Alexandria Old Town	31.	Westin Philadelphia
12.	Chaminade Resort and Conference Center	32.	Embassy Suites Philadelphia - Center City
13.	Hilton San Diego Gaslamp Quarter	33.	Hotel Roger Williams
14.	The Grafton on Sunset	34.	Chamberlain West Hollywood
15.	Onyx Hotel	35.	Viceroy Santa Monica
16.	Westin Copley Place	36.	Villa Florence
17.	Hotel Deca	37.	Park Central Hotel
18.	The Hilton San Diego Resort and Spa	38.	Hotel Palomar, Washington, DC
19.	Donovan House	39.	L'Auberge Del Mar
20.	Le Parc Suite Hotel	40.	The Liberty Hotel

9.	Income Taxes
Income tax benefit was comprised of the following for the three months ended March 31, 2013 and 2012:

	For the three months ended
	March 31,
	2013	2012
LHL’s income tax benefit	$(5,260)	$(3,166)
Operating Partnership's income tax expense	243	174
Total income tax benefit	$(5,017)	$(2,992)
The Company has estimated LHL’s income tax benefit for the three months ended March 31, 2013 using an estimated combined federal and state effective tax rate of 40.9%. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		March 31, 2013	December 31, 2012
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Accounts payable and accrued expenses	$6,240	$7,759
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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company's consolidated financial statements as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$69,081	$69,081	$68,490	$68,490
Borrowings under credit facilities	$51,000	$51,225	$153,000	$153,719
Term loans	$477,500	$475,893	$477,500	$475,752
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$577,815	$603,589	$579,220	$607,109
The Company estimates the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 3.0% and 2.9% as of March 31, 2013 and December 31, 2012, respectively.

The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company's. The Company estimates that the fair value of its note receivable approximates its carrying value due to the relatively short period until maturity.
At March 31, 2013 and December 31, 2012, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

11.	Earnings Per Common Share
The limited partners' outstanding common units in the Operating Partnership (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners' share of income or loss would also be added back to net income or loss. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders used in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.
For the three months ended March 31, 2013 and 2012, diluted weighted average common shares do not include the impact of outstanding stock options and unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the three months ended March 31, 2013 and 2012, there were 153,196 and 149,439 anti-dilutive stock options and compensation-related shares outstanding, respectively.
The computation of basic and diluted earnings per common share is as follows:

	For the three months ended
	March 31,
	2013	2012
Numerator:
Net loss attributable to common shareholders	$(7,395)	$(16,117)
Dividends paid on unvested restricted shares	(74)	(48)
Undistributed earnings attributable to unvested restricted shares	0	0
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(7,469)	$(16,165)
Denominator:
Weighted average number of common shares - basic	95,166,029	84,499,856
Effect of dilutive securities:
Stock options and compensation-related shares	0	0
Weighted average number of common shares - diluted	95,166,029	84,499,856
Earnings per Common Share - Basic:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.08)	$(0.19)
Earnings per Common Share - Diluted:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.08)	$(0.19)

12.	Supplemental Information to Statements of Cash Flows

	For the three months ended
	March 31,
	2013	2012
Interest paid, net of capitalized interest	$13,463	$11,598
Interest capitalized	174	199
Income taxes paid, net	192	378
Increase in distributions payable on common shares	18	203
Increase in distributions payable on preferred shares	900	0
Write-off of fully amortized deferred financing costs	0	162
Increase (decrease) in accrued capital expenditures	4,110	(788)
Grant of restricted shares and awards to employees and executives, net	3,383	4,744
Issuance of common shares for Board of Trustees compensation	277	494
In conjunction with the acquisition of property, the Company assumed assets and liabilities as follows:
Investment in property (after credits at closing)	$0	$(143,721)
Other assets	0	(565)
Liabilities	0	1,342
Acquisition of property	$0	$(142,944)

13.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to March 31, 2013:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share/Unit (1)	Ended	Date	Date
Common Shares/Units	$0.20	March 31, 2013	March 28, 2013	April 15, 2013
7 ¼% Series G Preferred Shares	$0.45	March 31, 2013	March 28, 2013	April 15, 2013
7 ¼% Series G Preferred Shares (redemption)	$0.48	March 31, 2013	March 28, 2013	April 5, 2013
7 ½% Series H Preferred Shares	$0.47	March 31, 2013	March 28, 2013	April 15, 2013
6 3/8% Series I Preferred Shares	$0.18	March 31, 2013	March 28, 2013	April 15, 2013

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

On April 5, 2013, the Company redeemed 4,000,000 of the 6,348,888 outstanding Series G Preferred Shares for $100,000 ($25.00 per share) plus accrued distributions through April 5, 2013 of $1,913.

On April 8, 2013, the Company notified the lender that it will repay the Hotel Solamar mortgage loan on June 3, 2013. The Company will likely repay the mortgage loan, due to mature in December 2013, through a borrowing on its senior unsecured credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I - Item 1 of this report.
Forward-Looking Statements
This report, together with other statements and information publicly disseminated by LaSalle Hotel Properties (the "Company"), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “plan,” “seek,” “should,” “will” or similar expressions. Forward-looking statements in this report include, among others, statements about the Company's business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs, potential unionization, actual or threatened terrorist attacks, any type of flu or disease-related pandemic and downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	the Company's dependence on third-party managers of its hotels, including its inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act of 1990, as amended, and similar laws;

•	interest rate increases;

•	the possible failure of the Company to maintain its qualification as a real estate investment trust (“REIT”) and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as updated elsewhere in this report.

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

During the first quarter of 2013, the Company's hotels continued to operate in a favorable environment. The U.S. lodging industry experienced improvement in demand throughout the quarter. The Company's hotel portfolio, excluding the Park Central Hotel which is currently under renovation, experienced increased occupancy and was able to generate growth in average daily rate ("ADR"). The Company's urban portfolio, excluding the Park Central Hotel, achieved the greatest RevPAR growth during the first quarter, compared to the same quarter last year.
For the first quarter of 2013, the Company had a net loss attributable to common shareholders of $7.4 million, or $0.08 per diluted share. FFO was $25.7 million, or $0.27 per diluted share/unit (based on 95,615,525 weighted average shares and units outstanding during the three months ended March 31, 2013), and EBITDA was $39.8 million. RevPAR for the hotel portfolio was $132.89, which was an increase of 3.0% compared to the first quarter of 2012. ADR grew 3.9%, but was offset by an occupancy decline of 0.8%. The decline in occupancy was driven by the renovation underway at the Company's Park Central Hotel in New York City.
Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company's use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income or loss, a GAAP measurement.
Critical Accounting Estimates
Substantially all of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated by the hotel operators to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its Quarterly Reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and revenue and expense estimates for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses, recorded on the Company’s consolidated statements of operations and comprehensive loss based on an aggregate estimate, are fairly stated.
The Company’s management has discussed the policy of using estimated hotel operating revenues and expenses with the Audit Committee of its Board of Trustees. The Audit Committee has reviewed the Company’s disclosure relating to the estimates in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations section.
See "Critical Accounting Policies" in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section of the Company's Annual Report on For 10-K for the year ended December 31, 2012 for other critical accounting policies and estimates of the Company.
Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012
Industry travel increased in the first quarter of 2013 compared to the same period of 2012. The bulk of the demand and overall RevPAR growth was driven by the transient segment, driven by both corporate and leisure guests. Industry-wide ADR was higher compared to last year, as operators are continuing to price with increasingly more confidence and reserve greater portions of inventory for higher paying customers. Occupancy at the Company's properties declined 0.8% from the same period last year, while ADR grew 3.9%. The decrease in occupancy was driven by the renovation underway at the Company's Park Central Hotel in New York City. RevPAR improved 3.0% in the quarter compared to the first quarter of 2012.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, increased $19.0 million from $171.2 million in 2012 to $190.2 million in 2013. This increase is due primarily to the hotel operating revenues generated from the 2012 hotel acquisitions, which consist of the acquisitions of the Hotel Palomar, Washington, DC, L'Auberge Del Mar and The Liberty Hotel (collectively, the “2012 Acquisition Properties”). The 2012 Acquisition Properties, which are not comparable year-over-year, contributed $17.5 million to the increase in hotel operating revenues. Additionally, the effects of the slowly improving economic environment, which resulted in a 3.0% increase in RevPAR across the portfolio, attributable to a 3.9% increase in ADR partially offset by a 0.8% decrease in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:

•	$2.0 million increase from San Diego Paradise Point Resort and Spa; and

•	$1.4 million increase from Westin Michigan Avenue.
Additionally, total room, food and beverage and other operating department revenues increased $1.5 million at the Company's eight other properties located in Washington, DC as a result of the 2013 Presidential inauguration and $1.4 million at the Hotel Roger Williams attributable to the completion of the hotel renovation in 2012.
These increases are partially offset by decreases of $2.9 million from the Park Central Hotel as the property is undergoing a hotel renovation in the 2013 period and $2.5 million from the Indianapolis Marriott Downtown primarily as a result of the positive effects of the 2012 Super Bowl being hosted by the City of Indianapolis.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $0.6 million across 24 additional hotels in the portfolio.
Other Income
Other income increased $0.3 million from $1.2 million in 2012 to $1.5 million in 2013. This increase is primarily due to gain from the sale of land significantly below ground level at the Alexis Hotel to the state, which had no affect on hotel operations, recognized in the 2013 period and increased retail income.
Hotel Operating Expenses
Hotel operating expenses increased $12.8 million from $120.8 million in 2012 to $133.6 million in 2013. This overall increase is primarily due to $11.7 million from the results of the 2012 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the slowly improving economic environment, a completed hotel renovation and the Presidential inauguration.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$1.0 million increase from San Diego Paradise Point Resort and Spa;

•	$1.0 million increase from Westin Michigan Avenue;

•	$0.7 million increase from Hotel Roger Williams (due to completion of the 2012 hotel renovation); and

•	$0.7 million increase from the eight Washington, DC properties (due to the positive effects of the 2013 Presidential inauguration).
These increases are partially offset by decreases of $1.7 million from the Park Central Hotel as a result of the 2013 hotel renovation and $0.7 million from the Indianapolis Marriott Downtown as a result of the effects of the 2012 Super Bowl.
Hotel operating expenses across the remainder of the portfolio held relatively constant, increasing a net $0.1 million across 24 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $2.9 million from $30.2 million in 2012 to $33.1 million in 2013. The increase is primarily due to $2.7 million from the 2012 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $0.2 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service, particularly at the Hotel Roger Williams resulting from the completion of the 2012 hotel renovation, exceeding a portion of furniture, fixtures and equipment becoming fully depreciated.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $1.6 million from $10.8 million in 2012 to $12.4 million in 2013. This increase is primarily due to $1.1 million from the 2012 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $0.3 million across the remaining hotels in the portfolio primarily due to increased assessed property values or tax rates at certain properties, partially offset by real estate taxes capitalized as part of renovations. Insurance expense for the remaining hotels in the portfolio held relatively constant, increasing a net $0.2 million, of which $0.1 million was due to property insurance placed on the hotels securing the mezzanine loan.
Ground Rent
Ground rent increased $0.7 million from $1.8 million in 2012 to $2.5 million in 2013. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The Liberty Hotel, which is not comparable year-over-year, contributed $0.6 million to the 2013 increase. The other hotels subject to ground leases contributed a net $0.1 million to the increase due to improved operating results.
General and Administrative
General and administrative expense increased $0.5 million from $4.6 million in 2012 to $5.1 million in 2013 due primarily to increased compensation expenses, partially due to additional staffing as a result of portfolio growth, and professional fees.
Acquisition Transaction Costs
There were no acquisitions or resulting acquisition transaction costs in the 2013 period. Acquisition transaction costs of $3.6 million in 2012 relate to the purchase of the Hotel Palomar, Washington, DC.
Other Expenses
Other expenses had no change from 2012 to 2013 with $0.6 million incurred in both periods.
Interest Income
Interest income increased $2.4 million from an immaterial amount in 2012 to $2.4 million in 2013 primarily as a result of the interest income earned on the mezzanine loan, which was acquired in July 2012.
Interest Expense
Interest expense increased $2.2 million from $11.8 million in 2012 to $14.0 million in 2013 due to an increase in the Company's weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company's weighted average debt outstanding increased from $983.1 million to $1.2 billion in 2013 due primarily to the following borrowings:

•	additional borrowings to purchase the 2012 Acquisition Properties;

•
additional borrowings to redeem the 7 ½% Series D Cumulative Redeemable Preferred Shares (the "Series D Preferred Shares") and the 8% Series E Cumulative Redeemable Preferred Shares (the Series E Preferred Shares") in May 2012;

•	additional borrowings to acquire a performing mezzanine loan in July 2012; and

•	additional borrowing to finance other capital improvements during 2012 and 2013.
The above borrowings were partially offset by paydowns with proceeds from the following:

•	the March 2013 issuance of the 6 3/8% Series I Cumulative Redeemable Preferred Shares (the "Series I Preferred Shares");

•	the issuance of common shares under the Company's equity distribution agreements during 2012;

•	the December 2012 common share offering; and

•	positive operating results from the hotel properties.
The Company's weighted average interest rate, including the impact of capitalized interest, decreased from 4.5% in 2012 to 4.3% in 2013. Interest capitalized on renovations was $0.2 million for both periods.
Income Tax Benefit
Income tax benefit increased $2.0 million from $3.0 million in 2012 to $5.0 million in 2013. This increased income tax benefit is primarily the result of an increase in LHL's net loss before income tax benefit of $4.4 million from $8.5 million in 2012 to $12.9 million in 2013. For the quarter ended March 31, 2013, LHL's income tax benefit was calculated using an estimated combined federal and state effective tax rate of 40.9%.

Noncontrolling Interests of Common Units
Noncontrolling interests of common units in Operating Partnership represent the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At March 31, 2013, third party limited partners held 0.3% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $2.3 million from $7.4 million in 2012 to $5.1 million in 2013 due to decreased distributions on the Series D Preferred Shares and Series E Preferred Shares, which were redeemed on May 21, 2012, partially offset by increased distributions on the Series I Preferred Shares, which were issued on March 4, 2013 and March 12, 2013.
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

The following is a reconciliation between net loss attributable to common shareholders and FFO for the three months ended March 31, 2013 and 2012 (in thousands, except share and unit data):

	For the three months ended
	March 31,
	2013	2012
Net loss attributable to common shareholders	$(7,395)	$(16,117)
Depreciation	33,011	30,012
Amortization of deferred lease costs	88	86
Noncontrolling interests of common units in Operating Partnership	0	(22)
FFO	$25,704	$13,959
Weighted Average number of common shares and units outstanding:
Basic	95,462,329	84,796,156
Diluted	95,615,525	84,945,595
The following is a reconciliation between net loss attributable to common shareholders and EBITDA for the three months ended March 31, 2013 and 2012 (in thousands):

	For the three months ended
	March 31,
	2013	2012
Net loss attributable to common shareholders	$(7,395)	$(16,117)
Interest expense	14,017	11,778
Income tax benefit	(5,017)	(2,992)
Depreciation and amortization	33,121	30,152
Noncontrolling interests of common units in Operating Partnership	0	(22)
Distributions to preferred shareholders	5,065	7,402
EBITDA	$39,791	$30,201
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company's agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels' capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of March 31, 2013, the Company held a total of $17.9 million of restricted cash reserves, $11.8 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company's hotels. Additional sources of cash are the Company's senior unsecured credit facility, LHL's unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company's 33 unencumbered properties as of March 31, 2013, the sale of one or more properties, equity issuances available under the Company's shelf registration statement and the issuance of up to $250.0 million of common shares from time to time under the 2013 Agreement (see “Equity Issuances and Redemptions” below).
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

Debt Summary
Debt as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2013	December 31, 2012
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2016 (a)	$51,000	$153,000
LHL unsecured credit facility	Floating (b)	January 2016 (b)	0	0
Total borrowings under credit facilities			51,000	153,000
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	August 2017	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Harborside Hyatt Conference
Center & Hotel (taxable)	Floating (d)	March 2018	5,400	5,400
Harborside Hyatt Conference
Center & Hotel (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hotel Solamar	5.49%	December 2013 (e)	59,922	60,134
Hotel Deca	6.28%	August 2014	9,035	9,111
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	136,691	137,172
Indianapolis Marriott Downtown	5.99%	July 2016	99,812	100,142
Hotel Roger Williams	6.31%	August 2016	62,254	62,543
Mortgage loans at stated value			577,714	579,102
Unamortized loan premium (f)			101	118
Total mortgage loans			577,815	579,220
Total debt			$1,148,815	$1,252,220

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2013, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $51,000 was 2.21%. As of December 31, 2012, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $153,000 was 2.22%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date to January 2017.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at March 31, 2013 or December 31, 2012. LHL has the option, subject to certain terms and conditions, to extend the maturity date to January 2017.

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

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2014, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have three one-year extension options and are secured by the Harborside Hyatt Conference Center & Hotel. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2013 were 0.75% and 0.16% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2012 were 0.65% and 0.17% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement.

(e)	On April 8, 2013, the Company notified the lender that it will repay the mortgage loan on June 3, 2013, likely through a borrowing on its senior unsecured credit facility.

(f)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $101 as of March 31, 2013 and $118 as of December 31, 2012.
A summary of the Company's interest expense and weighted average interest rates for variable rate debt for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	For the three months ended
	March 31,
	2013	2012
Interest Expense:
Interest incurred	$13,627	$11,581
Amortization of deferred financing costs	564	396
Capitalized interest	(174)	(199)
Interest expense	$14,017	$11,778

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	2.2%	2.1%
LHL unsecured credit facility	2.1%	2.0%
Massport Bonds	0.2%	0.3%
Credit Facilities
The Company has a $750.0 million senior unsecured credit facility with a syndicate of banks. The credit facility matures on January 30, 2016, subject to a one-year extension that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1.0 billion. Borrowings under the credit facility bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. On December 14, 2011, LHL refinanced its credit facility, extending the maturity date to January 30, 2016, subject to a one-year extension that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL's option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility.
The Company's senior unsecured credit facility and LHL's unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Term Loans
On May 16, 2012, the Company entered into a $177.5 million unsecured loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate of 3.87% for the full seven-year term (see “Derivative and Hedging Activities” below).
On August 2, 2012, the Company entered into a $300.0 million unsecured loan with a five-year term maturing on August 2, 2017, including a one-year extension subject to certain conditions (the "Second Term Loan"). The Second Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate of 2.68% for the full five-year term (see "Derivative and Hedging Activities below").
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
The following table presents the effect of derivative instruments on the Company's consolidated statements of operations and comprehensive loss, including the location and amount of unrealized loss on outstanding derivative instruments in cash flow hedging relationships, for the three months ended March 31, 2013 (in thousands):

	Amount of Gain Recognized in OCL on Derivative Instruments	Location of Loss Reclassified from AOCL into Income	Amount of Loss Reclassified from AOCL into Income

	(Effective Portion)	(Effective Portion)	(Effective Portion)
	For the three months ended		For the three months ended
	March 31, 2013		March 31, 2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	$1,519	Interest expense	$1,032
During the three months ended March 31, 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of March 31, 2013 and December 31, 2012, there was $6.2 million and $7.8 million in cumulative unrealized loss, respectively, of which $6.2 million and $7.7 million was included in AOCL, respectively, and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $4.2 million will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of March 31, 2013.
Mortgage Loans
The Company's mortgage loans are secured by the respective properties. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.
On April 8, 2013, the Company notified the lender that it will repay the Hotel Solamar mortgage loan on June 3, 2013. The Company will likely repay the mortgage loan, due to mature in December 2013, through a borrowing on its senior unsecured credit facility.
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

If the Company violates the financial covenants contained in any of its credit facilities or term loans described above, the Company may attempt to negotiate waivers of the violations or amend the terms of the applicable credit facilities or term loans with the lenders thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company. If a default under the credit facilities or term loans were to occur, the Company would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If the Company is unable to refinance its debt on acceptable terms, including at maturity of the credit facilities and term loans, it may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower the Company’s cash flow, and, consequently, cash available for distribution to its shareholders.
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
As of March 31, 2013, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans. One of the mortgaged properties is currently subject to a cash trap as a result of the impact of a recent renovation on hotel operations. This cash trap does not have a material impact on the cash flow or the operations of the Company.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		March 31, 2013	December 31, 2012
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Accounts payable and accrued expenses	$6,240	$7,759
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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company's consolidated financial statements as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$69,081	$69,081	$68,490	$68,490
Borrowings under credit facilities	$51,000	$51,225	$153,000	$153,719
Term loans	$477,500	$475,893	$477,500	$475,752
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$577,815	$603,589	$579,220	$607,109
The Company estimates the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 3.0% and 2.9% as of March 31, 2013 and December 31, 2012, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company's. The Company estimates that the fair value of its note receivable approximates its carrying value due to the relatively short period until maturity.
At March 31, 2013 and December 31, 2012, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Issuances and Redemptions
On February 20, 2013, the Company entered into an equity distribution agreement (the "2013 Agreement") with Raymond James & Associates, Inc. (the "Manager"). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250.0 million. The 2013 Agreement replaced the Company's prior equity distribution agreement, under which $146.0 million of aggregate gross proceeds remained.
On March 4, 2013, the Company issued 4,000,000 Series I Preferred Shares ($0.01 par value) at a price of $25.00 per share and received net proceeds, after costs, of $96.7 million. On March 12, 2013, the underwriters exercised their rights to cover overallotments and purchased 400,000 additional Series I Preferred Shares, resulting in additional net proceeds to the Company of $9.7 million. The net proceeds were used to redeem a portion of the Company's 7 ¼% Series G Cumulative Redeemable Preferred Shares ("Series G Preferred Shares") on April 5, 2013, to pay down amounts outstanding under the Company's senior unsecured credit facility, and for general corporate purposes.
On March 6, 2013, the Company provided notice to the holders of 4,000,000 of its Series G Preferred Shares of the redemption of those shares. On April 5, 2013, the Company redeemed 4,000,000 of the 6,348,888 outstanding Series G Preferred Shares for $100.0 million ($25.00 per share) plus accrued distributions through April 5, 2013 of $1.9 million.
Sources and Uses of Cash
As of March 31, 2013, the Company had $19.8 million of cash and cash equivalents and $17.9 million of restricted cash reserves, $11.8 million of which was available for future capital expenditures. Additionally, the Company had $696.7 million available under the Company's senior unsecured credit facility, with $2.3 million reserved for outstanding letters of credit, and $25.0 million available under LHL's unsecured credit facility.
Net cash provided by operating activities was $22.3 million for the three months ended March 31, 2013 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $17.0 million for the three months ended March 31, 2013 primarily due to outflows for improvements and additions at the hotels and the net funding of restricted cash reserves.
Net cash used in financing activities was $20.5 million for the three months ended March 31, 2013 primarily due to net repayments under the credit facilities, mortgage loan repayments, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders, partially offset by net proceeds from the preferred share offering.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company's senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 33 unencumbered properties, potential property sales, equity issuances available under the Company’s shelf registration statement and the issuance of up to $250.0 million of common shares from time to time under the 2013 Agreement. The Company also considers capital improvements, including the ongoing 2013 renovation of the Park Central Hotel in which the Company expects to invest between $60.0 million and $70.0 million, and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company's senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 33 unencumbered properties, potential property sales or the issuance of additional equity securities.
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
Contractual Obligations
The following is a summary of the Company's obligations and commitments as of March 31, 2013 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$666,238	$96,751	$280,297	$289,190	$0
Borrowings under credit facilities (2)	54,237	1,143	53,094	0	0
Rents (3)	396,704	7,051	14,167	14,300	361,186
Massport Bonds (1)	42,999	100	200	42,699	0
Term loans (4)	555,550	15,116	30,274	324,831	185,329
Purchase commitments (5)
Purchase orders and letters of commitment	65,000	65,000	0	0	0
Total obligations and commitments	$1,780,728	$185,161	$378,032	$671,020	$546,515

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Interest expense is calculated based on the variable rate as of March 31, 2013. It is assumed that the outstanding debt as of March 31, 2013 will be repaid upon maturity with interest-only payments until then.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
Amounts include principal and interest. The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan and the full five-year term, including a one-year extension subject to certain conditions, of the Second Term Loan, resulting in fixed all-in interest rates of 3.87% and 2.68%, respectively, at the Company's current leverage ratio (as defined in the agreements). It is assumed that the outstanding debt as of March 31, 2013 will be repaid upon maturity with fixed interest-only payments until then.

(5)
As of March 31, 2013, purchase orders and letters of commitment totaling approximately $65.0 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three months ended March 31, 2013 and 2012:

	For the three months ended
	March 31,
	2013	2012	Variance
Occupancy	71.4%	72.0%	-0.8%
ADR	$186.11	$179.19	3.9%
RevPAR	$132.89	$128.95	3.0%
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
The Company's expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and hotel operating expenses) are subject to inflation. These expenses are expected to grow with the general rate of inflation, except for energy costs, liability insurance, property taxes (due to increased rates and periodic reassessments), employee benefits and some wages, which are expected to increase at rates higher than inflation.
Seasonality
The Company's hotels' operations historically have been seasonal. Taken together, the hotels maintain higher occupancy rates during the second and third quarters of each year. These seasonality patterns can be expected to cause fluctuations in the quarterly hotel operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company's variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of March 31, 2013, $93.5 million of the Company's aggregate indebtedness (8.1% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.
If market rates of interest on the Company's variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.2 million annually. This assumes that the amount outstanding under the Company's variable rate debt remains at $93.5 million, the balance as of March 31, 2013.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2013. There were no changes to the Company's internal control over financial reporting during the first quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of Registrant (including all articles of amendment and articles supplementary)

4.1	Form of certificate evidencing the 6.375% Series I Cumulative Redeemable Preferred Shares (1)

10.1	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 4, 2013 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 17, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2013 and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	April 17, 2013	BY:	/s/ BRUCE A. RIGGINS
Bruce A. Riggins
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of Registrant (including all articles of amendment and articles supplementary)

4.1	Form of certificate evidencing the 6.375% Series I Cumulative Redeemable Preferred Shares (1)

10.1	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 4, 2013 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 17, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2013 and incorporated herein by reference.