Form 10-Q
period 2013-06-30
LaSalle Hotel Properties
filed 2013-07-17
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 17, 2013
Common Shares of Beneficial Interest ($0.01 par value)	96,256,468
7 ¼% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	2,348,888
7 ½% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000
6 3/8% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,037,923	$3,053,044
Note receivable (net of unamortized discount of $2,302 and $3,510, respectively)	69,698	68,490
Property under development	26,101	16,890
Cash and cash equivalents	15,113	35,090
Restricted cash reserves (Note 5)	15,766	17,414
Hotel receivables (net of allowance for doubtful accounts of $530 and $345, respectively)	41,698	28,485
Deferred financing costs, net	7,099	8,235
Deferred tax assets (Note 9)	1,973	1,286
Prepaid expenses and other assets	49,872	27,636
Total assets	$3,265,243	$3,256,570
Liabilities:
Borrowings under credit facilities (Note 4)	$180,000	$153,000
Term loans (Note 4)	477,500	477,500
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $82 and $118, respectively) (Note 4)	516,782	579,220
Accounts payable and accrued expenses	106,248	101,365
Advance deposits	23,660	16,422
Accrued interest	3,849	4,319
Distributions payable	23,417	23,314
Total liabilities	1,373,956	1,397,640
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $237,472 and $227,472, respectively), 40,000,000 shares authorized; 9,498,888 and 9,098,888 shares issued and outstanding, respectively (Note 6)	95	91
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 96,258,828 shares issued and 96,256,468 shares outstanding, and 95,480,358 shares issued and 95,445,444 shares outstanding, respectively (Note 6)	962	955
Treasury shares, at cost (Note 6)	(65)	(886)
Additional paid-in capital, net of offering costs of $74,118 and $71,640, respectively	2,148,243	2,118,705
Accumulated other comprehensive income (loss) (Note 4)	4,826	(7,735)
Distributions in excess of retained earnings	(268,636)	(258,004)
Total shareholders’ equity	1,885,425	1,853,126
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	18	18
Noncontrolling interests of common units in Operating Partnership (Note 6)	5,844	5,786
Total noncontrolling interests	5,862	5,804
Total equity	1,891,287	1,858,930
Total liabilities and equity	$3,265,243	$3,256,570
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Hotel operating revenues:
Room	$179,089	$167,186	$306,077	$281,878
Food and beverage	65,529	58,787	115,375	103,402
Other operating department	16,328	14,839	29,712	26,695
Total hotel operating revenues	260,946	240,812	451,164	411,975
Other income	2,614	1,283	4,100	2,439
Total revenues	263,560	242,095	455,264	414,414
Expenses:
Hotel operating expenses:
Room	42,294	38,688	79,878	72,541
Food and beverage	42,681	39,475	79,985	73,737
Other direct	5,998	5,558	11,020	10,184
Other indirect (Note 8)	59,189	55,152	112,924	103,193
Total hotel operating expenses	150,162	138,873	283,807	259,655
Depreciation and amortization	33,427	31,279	66,548	61,431
Real estate taxes, personal property taxes and insurance	12,780	10,865	25,134	21,676
Ground rent (Note 5)	2,791	2,210	5,286	3,986
General and administrative	5,564	4,849	10,711	9,463
Acquisition transaction costs (Note 3)	0	307	0	3,901
Other expenses	1,528	918	2,169	1,469
Total operating expenses	206,252	189,301	393,655	361,581
Operating income	57,308	52,794	61,609	52,833
Interest income	2,395	16	4,764	26
Interest expense	(13,763)	(12,503)	(27,780)	(24,281)
Income before income tax (expense) benefit	45,940	40,307	38,593	28,578
Income tax (expense) benefit (Note 9)	(4,934)	(4,969)	83	(1,977)
Net income	41,006	35,338	38,676	26,601
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(8)	0	(8)	0
Noncontrolling interests of common units in Operating Partnership (Note 6)	(135)	(130)	(135)	(108)
Net income attributable to noncontrolling interests	(143)	(130)	(143)	(108)
Net income attributable to the Company	40,863	35,208	38,533	26,493
Distributions to preferred shareholders	(4,107)	(5,999)	(9,172)	(13,401)
Issuance costs of redeemed preferred shares (Note 6)	(1,566)	(4,417)	(1,566)	(4,417)
Net income attributable to common shareholders	$35,190	$24,792	$27,795	$8,675

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.37	$0.29	$0.29	$0.10
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.37	$0.29	$0.29	$0.10
Weighted average number of common shares outstanding:
Basic	95,465,464	85,451,978	95,316,742	84,975,917
Diluted	95,630,066	85,617,851	95,473,859	85,137,833

Comprehensive Income:
Net income	$41,006	$35,338	$38,676	$26,601
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments (Note 4)	11,081	(4,695)	12,600	(4,695)
Comprehensive income	52,087	30,643	51,276	21,906
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(8)	0	(8)	0
Noncontrolling interests of common units in Operating Partnership (Note 6)	(169)	(114)	(174)	(92)
Comprehensive income attributable to noncontrolling interests	(177)	(114)	(182)	(92)
Comprehensive income attributable to the Company	$51,910	$30,529	$51,094	$21,814
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$158	$851	$(24,543)	$2,029,145	$0	$(239,998)	$1,765,613	$17	$5,613	$5,630	$1,771,243
Issuance of shares, net of offering costs	0	12	22,847	41,412	0	0	64,271	0	0	0	64,271
Redemption of preferred shares	(67)	0	0	(162,266)	0	(4,417)	(166,750)	0	0	0	(166,750)
Repurchase of common shares into treasury	0	0	(738)	0	0	0	(738)	0	0	0	(738)
Options exercised	0	0	0	74	0	0	74	0	0	0	74
Adjustments to issuance of units	0	0	0	0	0	0	0	0	(746)	(746)	(746)
Deferred compensation, net	0	0	2,434	(39)	0	0	2,395	0	0	0	2,395
Adjustments to noncontrolling interests	0	0	0	(778)	0	0	(778)	0	778	778	0
Distributions on issued long-term performance-based share awards	0	0	0	0	0	(56)	(56)	0	0	0	(56)
Distributions on common shares/units ($0.31 per share/unit)	0	0	0	0	0	(26,710)	(26,710)	0	(92)	(92)	(26,802)
Distributions on preferred shares	0	0	0	0	0	(13,401)	(13,401)	(8)	0	(8)	(13,409)
Net income	0	0	0	0	0	26,493	26,493	0	108	108	26,601
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(4,679)	0	(4,679)	0	(16)	(16)	(4,695)
Balance, June 30, 2012	$91	$863	$0	$1,907,548	$(4,679)	$(258,089)	$1,645,734	$9	$5,645	$5,654	$1,651,388

Balance, December 31, 2012	$91	$955	$(886)	$2,118,705	$(7,735)	$(258,004)	$1,853,126	$18	$5,786	$5,804	$1,858,930
Issuance of shares, net of offering costs	44	7	262	125,862	0	0	126,175	0	0	0	126,175
Redemption of preferred shares	(40)	0	0	(98,394)	0	(1,566)	(100,000)	0	0	0	(100,000)
Repurchase of common shares into treasury	0	0	(2)	0	0	0	(2)	0	0	0	(2)
Deferred compensation, net	0	0	561	2,073	0	0	2,634	0	0	0	2,634
Adjustments to noncontrolling interests	0	0	0	(3)	0	0	(3)	0	3	3	0
Distributions on issued long-term performance-based share awards	0	0	0	0	0	(20)	(20)	0	0	0	(20)
Distributions on common shares/units ($0.40 per share/unit)	0	0	0	0	0	(38,407)	(38,407)	0	(119)	(119)	(38,526)
Distributions on preferred shares	0	0	0	0	0	(9,172)	(9,172)	(8)	0	(8)	(9,180)
Net income	0	0	0	0	0	38,533	38,533	8	135	143	38,676
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	0	0	0	0	12,561	0	12,561	0	39	39	12,600
Balance, June 30, 2013	$95	$962	$(65)	$2,148,243	$4,826	$(268,636)	$1,885,425	$18	$5,844	$5,862	$1,891,287
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$38,676	$26,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,548	61,431
Amortization of deferred financing costs, mortgage premium and note receivable discount	(104)	791
Deferred compensation	2,634	2,395
Deferred income tax (benefit) expense	(687)	1,503
Allowance for doubtful accounts	185	136
Other	449	0
Changes in assets and liabilities:
Restricted cash reserves	765	(846)
Hotel receivables	(13,398)	(12,932)
Prepaid expenses and other assets	(14,739)	(3,208)
Accounts payable and accrued expenses	8,903	10,881
Advance deposits	7,238	6,348
Accrued interest	(470)	(279)
Net cash provided by operating activities	96,000	92,821
Cash flows from investing activities:
Improvements and additions to properties	(56,781)	(36,103)
Acquisition of properties	(3,000)	(142,944)
Purchase of office furniture and equipment	(32)	(59)
Restricted cash reserves	883	570
Property insurance proceeds	161	0
Net cash used in investing activities	(58,769)	(178,536)
Cash flows from financing activities:
Borrowings under credit facilities	172,882	275,480
Repayments under credit facilities	(145,882)	(160,071)
Borrowings on term loans	0	177,500
Repayments of mortgage loans	(62,402)	(62,063)
Payment of deferred financing costs	(4)	(1,987)
Purchase of treasury shares	(2)	(738)
Proceeds from exercise of stock options	0	74
Proceeds from issuance of preferred shares	110,000	0
Payment of preferred offering costs	(3,648)	0
Proceeds from issuance of common shares	19,943	64,702
Payment of common offering costs	(521)	(888)
Distributions on issued long-term performance-based share awards	(20)	(56)
Redemption of preferred shares	(100,000)	(166,750)
Distributions on preferred shares	(9,239)	(16,645)
Distributions on common shares/units	(38,315)	(18,702)
Net cash (used in) provided by financing activities	(57,208)	89,856
Net change in cash and cash equivalents	(19,977)	4,141
Cash and cash equivalents, beginning of period	35,090	20,225
Cash and cash equivalents, end of period	$15,113	$24,366
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
As of June 30, 2013, the Company owned interests in 40 hotels with over 10,600 guest rooms located in nine states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2013 and December 2015. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at June 30, 2013. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at June 30, 2013. See Note 6 for additional disclosures on common operating partnership units.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
As of June 30, 2013, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
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

3.	Investment in Hotel Properties
Investment in hotel properties as of June 30, 2013 and December 31, 2012 consists of the following:

	June 30, 2013	December 31, 2012
Land	$480,705	$480,705
Buildings and improvements	2,944,566	2,932,532
Furniture, fixtures and equipment	511,197	472,052
Investment in hotel properties, gross	3,936,468	3,885,289
Accumulated depreciation	(898,545)	(832,245)
Investment in hotel properties, net	$3,037,923	$3,053,044

Depreciation expense was $33,322 and $66,333 for the three and six months ended June 30, 2013, respectively, and $31,135 and $61,147 for the three and six months ended June 30, 2012, respectively.
In connection with the acquisition of Hotel Palomar, Washington, DC on March 8, 2012, the Company incurred acquisition transaction costs of zero and $3,594 that were expensed as incurred during the three and six months ended June 30, 2012, respectively, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
During the first quarter of 2012, the Company finalized its determination of fair value of the real estate assets acquired of Park Central Hotel, upon receiving certain valuation-related information. The final determination resulted in a decrease of $746 to investment in hotel properties and noncontrolling interests of common units in Operating Partnership.
In connection with the acquisition of Viceroy Santa Monica on March 16, 2011, the Company incurred acquisition transaction costs of $100 during the three and six months ended June 30, 2012 related to the finalization of acquisition accounting, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
In connection with the acquisition of the mezzanine loan secured by pledges of ownership interests of the entities that own the underlying hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA, on July 13, 2012, the Company incurred acquisition transaction costs of $207 during the three and six months ended June 30, 2012, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
Condensed Pro Forma Financial Information
The results of operations of acquired properties are included in the consolidated statements of operations and comprehensive income beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the following 2012 acquisitions had been consummated prior to January 1, 2011, the beginning of the reporting period prior to acquisition. In addition, for purposes of the unaudited condensed pro forma financial information only, the February 1, 2012 through February 14, 2012 issuance of 1,714,939 common shares of beneficial interest, the May 18, 2012 through May 30, 2012 issuance of 641,069 common shares of beneficial interest, the August 8, 2012 issuance of 3,100 common shares of beneficial interest and the December 19, 2012 issuance of 9,200,000 shares of beneficial interest are presented as if the issuances had occurred as of January 1, 2011. No adjustments have been made to the unaudited condensed pro forma financial information presented below for the 2012 preferred share redemptions or the 2013 preferred share issuance and redemption, since those transactions have no relation to the 2012 acquisitions. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the 2012 acquisitions been consummated prior to January 1, 2011, nor does it purport to represent the results of operations for future periods. The unaudited condensed pro forma financial information has not been adjusted for property sales.
Adjustments have been made to the unaudited pro forma financial information for the following acquisitions:

Property	Acquisition Date
Hotel Palomar, Washington, DC	March 8, 2012
L'Auberge Del Mar	December 6, 2012
The Liberty Hotel	December 28, 2012
The unaudited condensed pro forma financial information for the three and six months ended June 30, 2012 is as follows:

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
	(unaudited)	(unaudited)
Total revenues	$258,510	$447,265
Net income	$37,158	$28,016
Net income attributable to common shareholders	$26,612	$10,090
Earnings per common share - basic	$0.28	$0.10
Earnings per common share - diluted	$0.28	$0.10
Weighted average number of common shares outstanding:
Basic	95,043,286	95,040,678
Diluted	95,209,159	95,202,595

4.	Long-Term Debt
Debt Summary
Debt as of June 30, 2013 and December 31, 2012 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2013	December 31, 2012
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2016 (a)	$180,000	$153,000
LHL unsecured credit facility	Floating (b)	January 2016 (b)	0	0
Total borrowings under credit facilities			180,000	153,000
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	August 2017	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hotel Solamar	5.49%	December 2013 (e)	0	60,134
Hotel Deca	6.28%	August 2014 (f)	8,961	9,111
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	136,246	137,172
Indianapolis Marriott Downtown	5.99%	July 2016	99,510	100,142
Hotel Roger Williams	6.31%	August 2016	61,983	62,543
Mortgage loans at stated value			516,700	579,102
Unamortized loan premium (g)			82	118
Total mortgage loans			516,782	579,220
Total debt			$1,216,782	$1,252,220

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of June 30, 2013, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $180,000 was 1.95%. As of December 31, 2012, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $153,000 was 2.22%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date to January 2017.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at June 30, 2013 or December 31, 2012. LHL has the option, subject to certain terms and conditions, to extend the maturity date to January 2017.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and the full five-year term, including a one-year extension subject to certain conditions, of the Second Term Loan (as defined below), resulting in fixed all-in interest rates at June 30, 2013 of 3.62% and 2.43%, respectively, and at December 31, 2012 of 3.87% and 2.68%, respectively, at the Company's current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2014, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have three one-year extension options and are secured by the Hyatt Boston Harbor (formerly the Harborside Hyatt Conference Center & Hotel). The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2013 were 0.70% and 0.10% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2012 were 0.65% and 0.17% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement.

(e)	The Company repaid the mortgage loan on June 3, 2013 through borrowings on its senior unsecured credit facility.

(f)	The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(g)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $82 as of June 30, 2013 and $118 as of December 31, 2012.
A summary of the Company’s interest expense and weighted average interest rates for variable rate debt for the three and six months ended June 30, 2013 and 2012 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest Expense:
Interest incurred	$13,444	$12,104	$27,071	$23,685
Amortization of deferred financing costs	576	432	1,140	828
Capitalized interest	(257)	(33)	(431)	(232)
Interest expense	$13,763	$12,503	$27,780	$24,281

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	2.1%	2.1%	2.1%	2.1%
LHL unsecured credit facility	2.1%	2.0%	2.1%	2.0%
Massport Bonds	0.3%	0.3%	0.2%	0.3%
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
LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The LHL credit facility matures on January 30, 2016, subject to a one-year extension that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility.
The Company's senior unsecured credit facility and LHL's unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Term Loans
On May 16, 2012, the Company entered into a $177,500 unsecured loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at June 30, 2013, for the full seven-year term (see “Derivative and Hedging Activities” below).
On August 2, 2012, the Company entered into a $300,000 unsecured loan with a five-year term maturing on August 2, 2017, including a one-year extension subject to certain conditions (the "Second Term Loan"). The Second Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.43% at June 30, 2013, for the full five-year term (see "Derivative and Hedging Activities below").

The Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) ("OCI"). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) ("AOCI") related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company's variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the First Term Loan's full seven-year term, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at June 30, 2013. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 for the Second Term Loan's full five-year term, including a one-year extension subject to certain conditions, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.43% at June 30, 2013. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.
The following tables present the effect of derivative instruments on the Company's consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the three and six months ended June 30, 2013 and 2012:

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	June 30,			June 30,
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	$11,081	$(4,695)	Interest expense	$1,049	$302

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the six months ended			For the six months ended
	June 30,			June 30,
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	$12,600	$(4,695)	Interest expense	$2,081	$302
During the three and six months ended June 30, 2013 and 2012, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of June 30, 2013, there was $4,841 in cumulative unrealized gain, of which $4,826 was included in AOCI and $15 was attributable to noncontrolling interests. As of December 31, 2012, there was $7,759 in cumulative unrealized loss, of which $7,735 was included in AOCI and $24 was attributable to noncontrolling interests. The Company expects that approximately $4,223 will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of June 30, 2013.
Mortgage Loans
The Company’s mortgage loans are secured by the respective properties. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.

On June 3, 2013, the Company repaid without fee or penalty the Hotel Solamar mortgage loan in the amount of $59,789 plus accrued interest through borrowings on its senior unsecured credit facility. The loan was due to mature in December 2013.
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
As of June 30, 2013, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans. One of the mortgaged properties is currently subject to a cash trap as a result of the impact of a recent renovation on hotel operations. This cash trap does not have a material impact on the cash flow or the operations of the property or the Company.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
Seven of the Company’s hotels, San Diego Paradise Point Resort and Spa, Hyatt Boston Harbor (formerly Harborside Hyatt Conference Center & Hotel), Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar, Viceroy Santa Monica and The Liberty Hotel are subject to ground leases under non-cancelable operating leases expiring from March 2026 to December 1, 2102. The ground lease at Hyatt Boston Harbor expires in March 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease which expires in December 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year. The ground leases at Viceroy Santa Monica and The Liberty Hotel are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $327 and $654 for the three and six months ended June 30, 2013, respectively, and $114 and $228 for the three and six months ended June 30, 2012, respectively, which is included in total ground rent expense below.
Hotel Roger Williams is subject to a capital lease of land and building which expires in December 2044. The fair value of the obligation at acquisition of $4,892 is amortized and included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Total ground rent expense for the three and six months ended June 30, 2013 was $2,791 and $5,286, respectively. Total ground rent expense for the three and six months ended June 30, 2012 was $2,210 and $3,986, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
Future minimum rent payments (without reflecting future applicable Consumer Price Index increases) are as follows:

2013	$3,525
2014	7,060
2015	7,087
2016	7,140
2017	7,153
Thereafter	362,977
$394,942
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of June 30, 2013, $9,912 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At June 30, 2013, the Company held $15,766 in restricted cash reserves. Included in such amounts are (i) $9,912 of reserve funds for future capital expenditures, (ii) $4,378 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $1,476 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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

On February 20, 2013, the Company entered into an equity distribution agreement (the "2013 Agreement") with Raymond James & Associates, Inc. (the "Manager"). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250,000. The 2013 Agreement replaced the Company's prior equity distribution agreement, under which $146,024 of aggregate gross proceeds remained. During the six months ended June 30, 2013, the Company incurred offering costs of $146 related to executing and maintaining the 2013 Agreement.

From May 24, 2013 through May 31, 2013, the Company sold 721,706 common shares of beneficial interest, par value $0.01 per share, under the 2013 Agreement. After deducting the Manager's discounts and commissions of $250, the Company raised net proceeds of $19,693. The net proceeds were used to pay down amounts outstanding under the Company's senior unsecured credit facility and for general corporate purposes. As of June 30, 2013, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230,057.
Common Dividends
The Company paid the following dividends on common shares/units during the six months ended June 30, 2013:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.20	December 31, 2012	December 31, 2012	January 15, 2013
$0.20	March 31, 2013	March 28, 2013	April 15, 2013
Treasury Shares
Treasury shares are accounted for under the cost method. During the six months ended June 30, 2013, the Company received 2,414 common shares of beneficial interest related to employees surrendering shares to pay taxes at the time restricted shares vested and forfeiting restricted shares upon resignation.
On August 29, 2011, the Company’s Board of Trustees authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of June 30, 2013, the Company had availability under the Repurchase Program to acquire up to $75,498 of common shares of beneficial interest. However, the Company is not currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares. If authorized by its Board of Trustees, the Company may resume using the Repurchase Program on a future date.
During the six months ended June 30, 2013, the Company re-issued 10,332 treasury shares related to earned 2012 compensation for the Board of Trustees and 24,636 treasury shares related to the grants of restricted common shares of beneficial interest.
At June 30, 2013, there were 2,360 common shares of beneficial interest in treasury.
Preferred Shares
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
On March 4, 2013, the Company issued 4,000,000 6 3/8% Series I Cumulative Redeemable Preferred Shares ($0.01 par value) ("Series I Preferred Shares") at a price of $25.00 per share and received net proceeds, after costs, of $96,667. On March 12, 2013, the underwriters exercised their rights to cover overallotments and purchased 400,000 additional Series I Preferred Shares, resulting in additional net proceeds to the Company of $9,685. The net proceeds were used to redeem a portion of the Company's 7 ¼% Series G Cumulative Redeemable Preferred Shares ("Series G Preferred Shares") on April 5, 2013, to pay down amounts outstanding under the Company's senior unsecured credit facility, and for general corporate purposes.
On April 5, 2013, the Company redeemed 4,000,000 of the 6,348,888 outstanding Series G Preferred Shares for $100,000 ($25.00 per share) plus accrued distributions through April 5, 2013 of $1,913. The redemption value of the Series G Preferred Shares exceeded their carrying value by $1,566, which is included in the determination of net income attributable to common shareholders for the three and six months ended June 30, 2013. The $1,566 represents the offering costs related to the redeemed Series G Preferred Shares.
The Series G Preferred Shares, 7 ½% Series H Cumulative Redeemable Preferred Shares ("Series H Preferred Shares") and the Series I Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company currently has the option to redeem the Series G Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. The Company may not optionally redeem the Series H Preferred Shares and Series I Preferred Shares prior to January 24, 2016 and March 4, 2018, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Series H Preferred Shares and Series I Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. In addition, upon the occurrence of a change of control (as defined in the Company's charter), the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT LLC or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Series H Preferred Shares and Series I Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions to and including the date of redemption. If the Company does not exercise its right to redeem the Series H Preferred Shares and Series I Preferred Shares upon a change of control, the holders of Series H Preferred Shares and Series I Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a cap of 4,680,500 common shares and 8,835,200 common shares, respectively.
The following Preferred Shares were outstanding as of June 30, 2013:

Security Type	Number of Shares
7 ¼% Series G Preferred Shares	2,348,888
7 ½% Series H Preferred Shares	2,750,000
6 3/8% Series I Preferred Shares	4,400,000
Preferred Dividends
The Company paid the following dividends on preferred shares during the six months ended June 30, 2013:

	Dividend per	For the
Security Type	Share (1)	Quarter Ended	Record Date	Payable Date
7 ¼% Series G	$0.45	December 31, 2012	January 1, 2013	January 15, 2013
7 ½% Series H	$0.47	December 31, 2012	January 1, 2013	January 15, 2013
7 ¼% Series G (redemption)	$0.48	March 31, 2013	March 28, 2013	April 5, 2013
7 ¼% Series G	$0.45	March 31, 2013	March 28, 2013	April 15, 2013
7 ½% Series H	$0.47	March 31, 2013	March 28, 2013	April 15, 2013
6 3/8% Series I	$0.18	March 31, 2013	March 28, 2013	April 15, 2013

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
Noncontrolling Interests of Common Units in Operating Partnership
As of June 30, 2013, the Operating Partnership had 296,300 common units of limited partnership interest outstanding, representing a 0.3% partnership interest held by the limited partners. As of June 30, 2013, approximately $7,319 of cash or the equivalent value in common shares, at the Company's option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $7,319 is based on the Company's closing common share price of $24.70 on June 30, 2013, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. The outstanding common units of limited partnership interest are subject to a required hold period that ends on December 28, 2013, after which they are convertible into a like number of common shares of beneficial interest of the Company.

The following schedule presents the effects of changes in the Company's ownership interest in the Operating Partnership on the Company's equity:

	For the six months ended
	June 30,
	2013	2012
Net income attributable to common shareholders	$27,795	$8,675
Decrease in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	(3)	(778)
Change from net income attributable to common shareholders and adjustments to noncontrolling interests	$27,792	$7,897

7.	Equity Incentive Plan
The common shareholders approved the 2009 Plan, which permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted share awards, performance shares, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019. The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three to five year period, with certain awards vesting over periods of up to nine years. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. There were no stock options outstanding as of June 30, 2013. At June 30, 2013, there were 1,068,681 common shares available for future grant under the 2009 Plan.
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
A summary of the Company’s service condition nonvested shares as of June 30, 2013 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2013	252,772	$29.72
Granted	81,400	27.20
Vested	(165)	27.18
Forfeited	(2,360)	27.34
Nonvested at June 30, 2013 (1)	331,647	$29.12

(1)	Amount excludes 34,318 long-term performance-based shares which were earned but nonvested due to a service condition as of June 30, 2013.
As of June 30, 2013 and December 31, 2012, there were $6,583 and $5,919, respectively, of total unrecognized compensation costs related to nonvested share awards. As of June 30, 2013 and December 31, 2012, these costs were expected to be recognized over a weighted–average period of 2.4 and 2.7 years, respectively. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three and six months ended June 30, 2013 was zero and $4, respectively, and during the three and six months ended June 30, 2012 was zero and $1,635, respectively. The compensation costs (net of forfeitures) that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $710 and $1,420 for the three and six months ended June 30, 2013, respectively, and $703 and $1,392 for the three and six months ended June 30, 2012, respectively.
Long-Term Performance-Based Share Awards
On January 30, 2013, the Company’s Board of Trustees granted a target of 80,559 performance-based awards of nonvested shares to executives (the "January 30, 2013 Awards"). The actual amounts of the awards with respect to 40,280 of the 80,559 shares will be determined on January 1, 2016, based on the performance measurement period of January 1, 2013 through December 31, 2015, in accordance with the terms of the agreements. The actual amounts of the awards with respect to the remaining 40,279 of the 80,559 shares will be determined on July 1, 2016, based on the performance measurement period of July 1, 2013 through June 30, 2016, in accordance with the terms of the agreements. The actual amounts of the awards will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the performance shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2016 and July 1, 2016, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. Fair value of the January 30, 2013 Awards was estimated on the grant date, January 30, 2013, with revaluation on June 30, 2013 resulting from the return on invested capital (see below) measurement assumption being revised from 100% to 200%, and will be amortized into expense over the respective performance measurement period. With respect to 40,280 shares, amortization commenced on January 30, 2013, the beginning of the requisite service period, and, with respect to 40,279 shares, amortization will commence on July 1, 2013, the beginning of the requisite service period.
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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
January 30, 2013 Awards (performance period starting January 1, 2013)
Target amounts	38.70%	0.42%	N/A	N/A	$29.38	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$27.20	33.30%
Peer companies	38.70%	0.42%	N/A	0.864	$30.51	33.30%
January 30, 2013 Awards (performance period starting July 1, 2013)
Target amounts	38.70%	0.42%	N/A	N/A	$27.70	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$27.20	33.30%
Peer companies	38.70%	0.42%	N/A	0.864	$31.34	33.30%

A summary of the Company’s long-term performance-based share awards as of June 30, 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2013	208,986	$34.61
Granted (2)	40,280	29.03
Vested	0	0.00
Forfeited	0	0.00
Nonvested at June 30, 2013 (1) (2)	249,266	$33.71

(1)	Amount excludes 50,000 shares that have been committed for future performance share grants. Fair value will be estimated at the beginning of the performance measurement period on July 1, 2014.

(2)
Amount excludes 40,279 shares awarded on January 30, 2013 for which fair value has been estimated, but amortization into expense has not yet commenced. Amortization of fair value into expense will commence at the beginning of the requisite service period on July 1, 2013.

As of June 30, 2013 and December 31, 2012, there were $5,204 and $4,883, respectively, of total unrecognized compensation costs related to long-term performance-based share awards. As of June 30, 2013 and December 31, 2012, these costs were expected to be recognized over a weighted–average period of 2.4 and 2.6 years, respectively. As of June 30, 2013 and December 31, 2012, there were 153,943 long-term performance-based share awards vested. Additionally, there were 34,318 long-term performance-based awards earned but nonvested due to a service condition as of June 30, 2013 and December 31, 2012. The compensation costs (net of forfeitures) related to long-term performance-based share awards that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $637 and $1,214 for the three and six months ended June 30, 2013, respectively, and $501 and $1,003 for the three and six months ended June 30, 2012, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
General and administrative	$18,594	$17,294	$36,321	$32,771
Sales and marketing	13,992	13,119	27,393	25,140
Repairs and maintenance	8,043	7,823	16,217	15,410
Utilities and insurance	6,582	6,350	13,561	12,664
Management and incentive fees	9,500	8,457	14,908	13,104
Franchise fees	2,148	1,772	3,839	3,340
Other expenses	330	337	685	764
Total other indirect expenses	$59,189	$55,152	$112,924	$103,193

As of June 30, 2013, LHL leased all 40 hotels owned by the Company as follows:

1.	Hyatt Boston Harbor (formerly Harborside Hyatt Conference Center & Hotel)	21.	Westin Michigan Avenue
2.	Hotel Viking	22.	Hotel Sax Chicago
3.	Topaz Hotel	23.	Alexis Hotel
4.	Hotel Rouge	24.	Hotel Solamar
5.	Hotel Madera	25.	Gild Hall
6.	Hotel Helix	26.	Hotel Amarano Burbank
7.	The Liaison Capitol Hill	27.	San Diego Paradise Point Resort and Spa
8.	Lansdowne Resort	28.	Le Montrose Suite Hotel
9.	Hotel George	29.	Sofitel Washington, DC Lafayette Square
10.	Indianapolis Marriott Downtown	30.	Hotel Monaco San Francisco
11.	Hilton Alexandria Old Town	31.	Westin Philadelphia
12.	Chaminade Resort and Conference Center	32.	Embassy Suites Philadelphia - Center City
13.	Hilton San Diego Gaslamp Quarter	33.	Hotel Roger Williams
14.	The Grafton on Sunset	34.	Chamberlain West Hollywood
15.	Onyx Hotel	35.	Viceroy Santa Monica
16.	Westin Copley Place	36.	Villa Florence
17.	Hotel Deca	37.	Park Central Hotel
18.	The Hilton San Diego Resort and Spa	38.	Hotel Palomar, Washington, DC
19.	Donovan House	39.	L'Auberge Del Mar
20.	Le Parc Suite Hotel	40.	The Liberty Hotel

9.	Income Taxes
Income tax expense (benefit) was comprised of the following for the three and six months ended June 30, 2013 and 2012:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
LHL’s income tax expense (benefit)	$4,615	$5,434	$(645)	$2,267
Operating Partnership's income tax expense (benefit)	319	(465)	562	(290)
Total income tax expense (benefit)	$4,934	$4,969	$(83)	$1,977
The Company has estimated LHL’s income tax benefit for the six months ended June 30, 2013 by applying an estimated combined federal and state tax rate of 38.2% to LHL's net loss of $1,796. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		June 30, 2013	December 31, 2012
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$4,841	$0
Derivative interest rate instruments	Accounts payable and accrued expenses	$0	$7,759
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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company's consolidated financial statements as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$69,698	$69,698	$68,490	$68,490
Borrowings under credit facilities	$180,000	$179,535	$153,000	$153,719
Term loans	$477,500	$470,438	$477,500	$475,752
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$516,782	$536,513	$579,220	$607,109
The Company estimates the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 2.9% as of June 30, 2013 and December 31, 2012. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company's. The Company estimates that the fair value of its note receivable approximates its carrying value due to the relatively short period until maturity.
At June 30, 2013 and December 31, 2012, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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
The computation of basic and diluted earnings per common share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to common shareholders	$35,190	$24,792	$27,795	$8,675
Dividends paid on unvested restricted shares	(73)	(87)	(147)	(135)
Undistributed earnings attributable to unvested restricted shares	(61)	(38)	0	0
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$35,056	$24,667	$27,648	$8,540
Denominator:
Weighted average number of common shares - basic	95,465,464	85,451,978	95,316,742	84,975,917
Effect of dilutive securities:
Stock options and compensation-related shares	164,602	165,873	157,117	161,916
Weighted average number of common shares - diluted	95,630,066	85,617,851	95,473,859	85,137,833
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.37	$0.29	$0.29	$0.10
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.37	$0.29	$0.29	$0.10

12.	Supplemental Information to Statements of Cash Flows

	For the six months ended
	June 30,
	2013	2012
Interest paid, net of capitalized interest	$27,110	$23,732
Interest capitalized	431	232
Income taxes paid, net	1,317	1,189
Increase in distributions payable on common shares	162	8,066
Decrease in distributions payable on preferred shares	(59)	(3,236)
Write-off of fully amortized deferred financing costs	203	162
Increase (decrease) in accrued capital expenditures	4,090	(1,007)
Grant of restricted shares and awards to employees and executives, net	3,749	4,744
Issuance of common shares for Board of Trustees compensation	277	494
In conjunction with the acquisition of properties, the Company assumed assets and liabilities as follows:
Investment in properties (after credits at closing)	$0	$(143,721)
Deposits on potential acquisitions	(3,000)	0
Other assets	0	(565)
Liabilities	0	1,342
Acquisition of properties	$(3,000)	$(142,944)

13.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to June 30, 2013:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share/Unit (1)	Ended	Date	Date
Common Shares/Units	$0.20	June 30, 2013	June 28, 2013	July 15, 2013
7 ¼% Series G Preferred Shares	$0.45	June 30, 2013	July 1, 2013	July 15, 2013
7 ½% Series H Preferred Shares	$0.47	June 30, 2013	July 1, 2013	July 15, 2013
6 3/8% Series I Preferred Shares	$0.40	June 30, 2013	July 1, 2013	July 15, 2013

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
During the second quarter of 2013, the hotel industry continued its trend of positive RevPAR growth. The economic indicators that the Company tracks are generally positive. Consumer confidence increased to its highest level in five years. Unemployment did not increase and remained at 7.6%. However, airline enplanement results were mixed for the quarter and it is too early to see a trend from corporate profits. In this context, the U.S. lodging industry experienced increases in demand and improvements in average daily rate ("ADR") during the quarter. Industry-wide RevPAR increased during each month of the quarter. The Company's hotel portfolio increased in ADR and experienced a 0.4% occupancy decline compared to the second quarter of 2012. The decline in occupancy was driven by the renovation underway at the Company's Park Central Hotel and WestHouse in New York City. The project consists of the full renovation and splitting of the original 934-room Park Central Hotel into two distinct hotels: the newly renovated 761-room Park Central Hotel and the upgraded 172-room premium WestHouse. While RevPAR improved 0.9% for the entire portfolio, RevPAR increased 6.7% for the portfolio excluding Park Central Hotel.
For the second quarter of 2013, the Company had net income attributable to common shareholders of $35.2 million, or $0.37 per diluted share. FFO was $68.7 million, or $0.72 per diluted share/unit (based on 95,926,366 weighted average shares and units outstanding during the three months ended June 30, 2013), and EBITDA was $91.6 million. RevPAR for the hotel portfolio increased 0.9%, due to ADR growth of 1.3%, partially offset by an occupancy decline of 0.4%. However, excluding the Park Central Hotel, the portfolio's RevPAR was $191.00, which was an increase of 6.7% compared to the second quarter of 2012.
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
See "Critical Accounting Policies" in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for other critical accounting policies and estimates of the Company.
Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012
Lodging industry performance improved during each month of the second quarter of 2013. The U.S. lodging industry continued to operate in an environment of low supply, which has a positive impact on industry occupancy. Additionally, industry-

wide ADR improved, as operators continued to gain more confidence in pricing and improved business mix within U.S. hotels. Within the Company's hotel portfolio, ADR increased 1.3% over the prior year, while occupancy declined 0.4%, resulting in RevPAR improvement of 0.9% compared to the second quarter of 2012. The decline in occupancy was driven by the renovation underway at the Company's Park Central Hotel and WestHouse in New York City. Excluding the Park Central Hotel, the portfolio's occupancy improved 4.9% while ADR increased 1.8%.
Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $20.1 million from $240.8 million in 2012 to $260.9 million in 2013. This increase is due primarily to the hotel operating revenues generated from the fourth quarter 2012 hotel acquisitions, which consist of the acquisitions of L'Auberge Del Mar and The Liberty Hotel (collectively, the “Fourth Quarter 2012 Acquisition Properties”). The Fourth Quarter 2012 Acquisition Properties, which are not comparable year-over-year, contributed $17.6 million to the increase in hotel operating revenues. Additionally, the effects of the slowly improving economic environment, which resulted in a 0.9% increase in RevPAR across the portfolio, attributable to a 1.3% increase in ADR, partially offset by a 0.4% decrease in occupancy, contributed to the increase in hotel operating revenues. Excluding the Park Central Hotel, the portfolio's RevPAR increased 6.7%.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:
• $1.3 million increase from Indianapolis Marriott Downtown;
• $0.8 million increase from Villa Florence;
• $0.8 million increase from Sofitel Washington, DC Lafayette Square;
• $0.8 million increase from Hotel Sax Chicago;
• $0.8 million increase from Chaminade Resort and Conference Center;
• $0.7 million increase from San Diego Paradise Point Resort and Spa;
• $0.7 million increase from Donovan House;
• $0.6 million increase from Lansdowne Resort; and
• $0.6 million increase from Westin Michigan Avenue.
Additionally, total room, food and beverage and other operating department revenues increased $2.4 million at the Hotel Roger Williams and $1.6 million at the Le Montrose Suite Hotel resulting from the completion of the hotel renovations in 2012.
These increases are partially offset by a decrease of $10.2 million from the Park Central Hotel as the property is undergoing a hotel renovation in the 2013 period.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $1.6 million across 26 additional hotels in the portfolio.
Other Income
Other income increased $1.3 million from $1.3 million in 2012 to $2.6 million in 2013 primarily due to increased gains from insurance proceeds recognized in the 2013 period.
Hotel Operating Expenses
Hotel operating expenses increased $11.3 million from $138.9 million in 2012 to $150.2 million in 2013. This overall increase is primarily due to $9.4 million from the results of the Fourth Quarter 2012 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the slowly improving economic environment and two completed hotel renovations.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:
• $0.9 million increase from Hotel Roger Williams (due to completion of the 2012 hotel renovation);
• $0.6 million increase from Indianapolis Marriott Downtown; and
• $0.6 million increase from Westin Michigan Avenue;

These increases are partially offset by a decrease of $3.0 million from the Park Central Hotel as a result of the 2013 hotel renovation.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $2.8 million across 34 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $2.1 million from $31.3 million in 2012 to $33.4 million in 2013. The increase is primarily due to $2.0 million from the Fourth Quarter 2012 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $0.1 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service, particularly at the Hotel Roger Williams resulting from the completion of the 2012 hotel renovation, exceeding a portion of furniture, fixtures and equipment becoming fully depreciated.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $1.9 million from $10.9 million in 2012 to $12.8 million in 2013. This increase is primarily due to $1.0 million from the Fourth Quarter 2012 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $0.8 million across the remaining hotels in the portfolio primarily due to increased assessed property values or tax rates at certain properties, partially offset by real estate taxes capitalized as part of renovations. Insurance expense for the remaining hotels in the portfolio held relatively constant, increasing a net $0.1 million due to property insurance placed on the hotels securing the mezzanine loan.
Ground Rent
Ground rent increased $0.6 million from $2.2 million in 2012 to $2.8 million in 2013. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel's performance. The Liberty Hotel, which is not comparable year-over-year, accounted for all $0.6 million of the increase. The operating results of the other hotels subject to ground leases were comparable for both periods.
General and Administrative
General and administrative expense increased $0.8 million from $4.8 million in 2012 to $5.6 million in 2013 due primarily to increased compensation costs, partially due to additional staffing as a result of portfolio growth.
Acquisition Transaction Costs
There were no acquisitions or resulting acquisition transaction costs in the 2013 period. Acquisition transaction costs in 2012 of $0.2 million relate to the acquisition of a mezzanine loan, which closed in July 2012, and $0.1 million relate to the finalization of acquisition accounting for Viceroy Santa Monica, which closed in March 2011.
Other Expenses
Other expenses increased $0.6 million from $0.9 million in 2012 to $1.5 million in 2013 due primarily to greater losses from property damage, which were largely covered by insurance proceeds, slightly offset by lower pre-opening and management transition costs.
Interest Income
Interest income increased $2.4 million from an immaterial amount in 2012 to $2.4 million in 2013 primarily as a result of the interest income earned on the mezzanine loan, which was acquired in July 2012.
Interest Expense
Interest expense increased $1.3 million from $12.5 million in 2012 to $13.8 million in 2013 due to an increase in the Company's weighted average debt outstanding. The Company's weighted average debt outstanding increased from $1.1 billion in 2012 to $1.2 billion in 2013 due primarily to the following borrowings:

•	additional borrowings to purchase the Fourth Quarter 2012 Acquisition Properties;

•
additional borrowings to redeem the 7 ½% Series D Cumulative Redeemable Preferred Shares (the "Series D Preferred Shares") and the 8% Series E Cumulative Redeemable Preferred Shares (the "Series E Preferred Shares") in May 2012;

•	additional borrowings to acquire a performing mezzanine loan in July 2012;

•	additional borrowings to redeem 4,000,000 of the 6,348,888 7¼% Series G Cumulative Redeemable Preferred Shares (the "Series G Preferred Shares") in April 2013; and

•	additional borrowing to finance other capital improvements during 2012 and 2013.
The above borrowings were partially offset by paydowns with proceeds from the following:

•	the March 2013 issuance of the 6 3/8% Series I Cumulative Redeemable Preferred Shares (the "Series I Preferred Shares");

•	the issuance of common shares under the Company's equity distribution agreements during 2012 and 2013;

•	the December 2012 common share offering; and

•	positive operating results from the hotel properties.
The Company's weighted average interest rate, including the impact of capitalized interest, remained the same at 4.1% for both periods. Interest capitalized on renovations increased from an immaterial amount in 2012 to $0.3 million in 2013 primarily due to the renovation of the Park Central Hotel during the 2013 period.
Income Tax Expense
Income tax expense decreased $0.1 million from $5.0 million in 2012 to $4.9 million in 2013. This slight decrease is primarily due to a decrease in LHL's net income before income tax expense of $3.1 million from $14.2 million in 2012 to $11.1 million in 2013 due in part to the renovation of the Park Central Hotel in 2013, partially offset by the reversal of accruals resulting from the resolution of a previously disclosed uncertain tax position in 2012. For the quarter ended June 30, 2013, LHL's income tax expense was calculated using an estimated federal and state tax rate of 38.2%.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represent the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At June 30, 2013, third party limited partners held 0.3% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $1.9 million from $6.0 million in 2012 to $4.1 million in 2013 due to decreased distributions on the Series D Preferred Shares and Series E Preferred Shares, which were redeemed on May 21, 2012, and the Series G Preferred Shares, which were partially redeemed on April 5, 2013, partially offset by increased distributions on the Series I Preferred Shares, which were issued on March 4, 2013 and March 12, 2013.
Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of $1.6 million in 2013 represent the offering costs related to the Series G Preferred Shares, which were partially redeemed on April 5, 2013, and $4.4 million in 2012 represent the offering costs related to the Series D Preferred Shares and Series E Preferred Shares, which were redeemed on May 21, 2012. The excess of fair value over carrying value (i.e. offering costs) is included in the determination of net income attributable to common shareholders.
Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012
Industry travel was stronger during the six months ended June 30, 2013 compared to the same period of the prior year. Demand improvements and limited supply growth led to occupancy growth, which has encouraged operators to increase pricing and resulted in ADR growth during the same period. With respect to the Company's hotels, ADR grew 2.4% during the six months ended June 30, 2013, while occupancy decreased 0.5%, which resulted in RevPAR improvement of 1.9% year-over-year. The decline in occupancy was driven by the renovation underway at the Company's Park Central Hotel and WestHouse in New York City. Excluding the Park Central Hotel, the portfolio's occupancy improved 4.2% while ADR increased 1.9%, resulting in a RevPAR improvement of 6.1%.

Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $39.2 million from $412.0 million in 2012 to $451.2 million in 2013. This increase is due primarily to the hotel operating revenues generated from the 2012 hotel acquisitions, which consist of the acquisitions of the Hotel Palomar, Washington, DC, L'Auberge Del Mar and The Liberty Hotel (collectively, the “2012 Acquisition Properties”). The 2012 Acquisition Properties, which are not comparable year-over-year, contributed $35.1 million to the increase in hotel operating revenues. Additionally, the effects of the slowly improving economic environment, which resulted in a 1.9% increase in RevPAR across the portfolio, attributable to a 2.4% increase in ADR, partially offset by a 0.5% decrease in occupancy, contributed to the increase in hotel operating revenues. Excluding the Park Central Hotel, the portfolio's RevPAR increased 6.1%.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:
•$2.7 million increase from San Diego Paradise Point Resort and Spa; and
•$2.0 million increase from Westin Michigan Avenue.
Additionally, total room, food and beverage and other operating department revenues increased $3.4 million at the Company's eight other properties located in Washington, DC as a result of the 2013 Presidential inauguration as well as improved operating results in the 2013 second quarter, and $3.8 million at the Hotel Roger Williams and $1.9 million at Le Montrose Suite Hotel resulting from the completion of the hotel renovations in 2012.
These increases are partially offset by decreases of $13.0 million from the Park Central Hotel as a result of the 2013 hotel renovation and $1.2 million from the Indianapolis Marriott Downtown as a result of the first quarter comparative effects of the 2012 Super Bowl hosted by the City of Indianapolis.
Hotel operating revenues across the remainder of the portfolio held relatively constant, increasing a net $4.5 million across 23 additional hotels in the portfolio.
Other Income
Other income increased $1.7 million from $2.4 million in 2012 to $4.1 million in 2013 due primarily to increased gains from insurance proceeds recognized in the 2013 period and, to a lesser extent, to a $0.2 million gain from the sale of land significantly below ground level at the Alexis Hotel to the state, which had no effect on hotel operations, recognized in the 2013 period.
Hotel Operating Expenses
Hotel operating expenses increased $24.1 million from $259.7 million in 2012 to $283.8 million in 2013. This overall increase is primarily due to $21.1 million from the results of the 2012 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the slowly improving economic environment, two completed hotel renovations and the 2013 Presidential inauguration.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:
• $1.6 million increase from Westin Michigan Avenue;
• $1.6 million increase from Hotel Roger Williams (due to completion of the 2012 hotel renovation);
• $1.3 million increase from San Diego Paradise Point Resort and Spa; and
• $1.1 million increase from the eight Washington, DC properties (primarily due to the positive effects of the 2013 Presidential inauguration).
These increases are partially offset by a decrease of $4.8 million from the Park Central Hotel as a result of the 2013 hotel renovation.
Hotel operating expenses across the remainder of the portfolio held relatively constant, increasing a net $2.2 million across 25 additional hotels in the portfolio.

Depreciation and Amortization
Depreciation and amortization expense increased $5.1 million from $61.4 million in 2012 to $66.5 million in 2013. The increase is primarily due to $4.7 million from the 2012 Acquisition Properties, which are not comparable year-over-year, Depreciation and amortization expense increased a net $0.4 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service, particularly at the Hotel Roger Williams resulting from the completion of the 2012 hotel renovation, exceeding a portion of furniture, fixtures and equipment becoming fully depreciated.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $3.4 million from $21.7 million in 2012 to $25.1 million in 2013. This increase is primarily due to $2.1 million from the 2012 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $1.1 million across the remaining hotels in the portfolio primarily due to increased assessed property values or tax rates at certain properties, partially offset by real estate taxes capitalized as part of renovations. Insurance expense for the remaining hotels in the portfolio held relatively constant, increasing a net $0.2 million due to property insurance placed on the hotels securing the mezzanine loan.
Ground Rent
Ground rent increased $1.3 million from $4.0 million in 2012 to $5.3 million in 2013. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel's performance. The Liberty Hotel, which is not comparable year-over-year, contributed $1.1 million to the 2013 increase. The other hotels subject to ground leases contributed a net $0.2 million to the increase due to improved operating results.
General and Administrative
General and administrative expense increased $1.2 million from $9.5 million in 2012 to $10.7 million in 2013 due primarily to increased compensation costs, partially due to additional staffing as a result of portfolio growth, and professional fees.
Acquisition Transaction Costs
There were no acquisitions or resulting acquisition transaction costs in the 2013 period. Acquisition transaction costs in 2012 of $3.6 million relate to the purchase of the Hotel Palomar, Washington, DC, which closed in March 2012, $0.2 million relate to the acquisition of a mezzanine loan, which closed in July 2012, and $0.1 million relate to the finalization of acquisition accounting for Viceroy Santa Monica, which closed in March 2011.
Other Expenses
Other expenses increased $0.7 million from $1.5 million in 2012 to $2.2 million in 2013 due primarily to greater losses from property damage, which were largely covered by insurance proceeds.
Interest Income
Interest income increased $4.8 million from an immaterial amount in 2012 to $4.8 million in 2013 primarily as a result of the interest income earned on the mezzanine loan, which was acquired in July 2012.
Interest Expense
Interest expense increased $3.5 million from $24.3 million in 2012 to $27.8 million in 2013 due to an increase in the Company's weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company's weighted average debt outstanding increased from $1.1 billion in 2012 to $1.2 billion in 2013 due primarily to the following borrowings:

•	additional borrowings to purchase the 2012 Acquisition Properties;

•	additional borrowings to redeem the Series D Preferred Shares and the Series E Preferred Shares in May 2012;

•	additional borrowings to acquire a performing mezzanine loan in July 2012;

•	additional borrowings to redeem 4,000,000 of the 6,348,888 Series G Preferred Shares in April 2013; and

•	additional borrowing to finance other capital improvements during 2012 and 2013.
The above borrowings were partially offset by paydowns with proceeds from the following:

•	the March 2013 issuance of the Series I Preferred Shares;

•	the issuance of common shares under the Company's equity distribution agreements during 2012 and 2013;

•	the December 2012 common share offering; and

•	positive operating results from the hotel properties.
The Company's weighted average interest rate, including the impact of capitalized interest, decreased from 4.3% in 2012 to 4.2% in 2013. Interest capitalized on renovations increased from $0.2 million in 2012 to $0.4 million in 2013 primarily due to the renovation of the Park Central Hotel during the 2013 period.
Income Tax Benefit
Income taxes changed $2.1 million from an income tax expense of $2.0 million in 2012 to an income tax benefit of $0.1 million in 2013. This change is primarily due to a decrease in LHL's income/loss before income taxes of $7.5 million from income before income tax expense of $5.7 million in 2012 to loss before income tax benefit of $1.8 million in 2013 due in part to the renovation of the Park Central Hotel in 2013, partially offset by the reversal of accruals resulting from the resolution of a previously disclosed uncertain tax position in 2012. For the six months ended June 30, 2013, LHL's income tax benefit was calculated using an estimated federal and state tax rate of 38.2%.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represent the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At June 30, 2013, third party limited partners held 0.3% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $4.2 million from $13.4 million in 2012 to $9.2 million in 2013 due to decreased distributions on the Series D Preferred Shares and Series E Preferred Shares, which were redeemed on May 21, 2012, and the Series G Preferred Shares, which were partially redeemed on April 5, 2013, partially offset by increased distributions on the Series I Preferred Shares, which were issued on March 4, 2013 and March 12, 2013.
Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of $1.6 million in 2013 represent the offering costs related to the Series G Preferred Shares, which were partially redeemed on April 5, 2013, and $4.4 million in 2012 represent the offering costs related to the Series D Preferred Shares and Series E Preferred Shares, which were redeemed on May 21, 2012. The excess of fair value over carrying value (i.e. offering costs) is included in the determination of net income attributable to common shareholders.
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
The following is a reconciliation between net income attributable to common shareholders and FFO for the three and six months ended June 30, 2013 and 2012 (in thousands, except share and unit data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income attributable to common shareholders	$35,190	$24,792	$27,795	$8,675
Depreciation	33,322	31,135	66,333	61,147
Amortization of deferred lease costs	86	88	174	174
Noncontrolling interests:
Noncontrolling interests in consolidated entities	8	0	8	0
Noncontrolling interests of common units in Operating Partnership	135	130	135	108
FFO	$68,741	$56,145	$94,445	$70,104
Weighted Average number of common shares and units outstanding:
Basic	95,761,764	85,748,278	95,613,042	85,272,217
Diluted	95,926,366	85,914,151	95,770,159	85,434,133
The following is a reconciliation between net income attributable to common shareholders and EBITDA for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income attributable to common shareholders	$35,190	$24,792	$27,795	$8,675
Interest expense	13,763	12,503	27,780	24,281
Income tax expense (benefit)	4,934	4,969	(83)	1,977
Depreciation and amortization	33,427	31,279	66,548	61,431
Noncontrolling interests:
Noncontrolling interests in consolidated entities	8	0	8	0
Noncontrolling interests of common units in Operating Partnership	135	130	135	108
Distributions to preferred shareholders	4,107	5,999	9,172	13,401
EBITDA	$91,564	$79,672	$131,355	$109,873

Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company's agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels' capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of June 30, 2013, the Company held a total of $15.8 million of restricted cash reserves, $9.9 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company's hotels. Additional sources of cash are the Company's senior unsecured credit facility, LHL's unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company's 34 unencumbered properties as of June 30, 2013, the sale of one or more properties, equity issuances available under the Company's shelf registration statement and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement (see “Equity Issuances and Redemptions” below).
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

Debt Summary
Debt as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2013	December 31, 2012
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2016 (a)	$180,000	$153,000
LHL unsecured credit facility	Floating (b)	January 2016 (b)	0	0
Total borrowings under credit facilities			180,000	153,000
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	August 2017	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hotel Solamar	5.49%	December 2013 (e)	0	60,134
Hotel Deca	6.28%	August 2014 (f)	8,961	9,111
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	136,246	137,172
Indianapolis Marriott Downtown	5.99%	July 2016	99,510	100,142
Hotel Roger Williams	6.31%	August 2016	61,983	62,543
Mortgage loans at stated value			516,700	579,102
Unamortized loan premium (g)			82	118
Total mortgage loans			516,782	579,220
Total debt			$1,216,782	$1,252,220

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of June 30, 2013, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $180,000 was 1.95%. As of December 31, 2012, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $153,000 was 2.22%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date to January 2017.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at June 30, 2013 or December 31, 2012. LHL has the option, subject to certain terms and conditions, to extend the maturity date to January 2017.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and the full five-year term, including a one-year extension subject to certain conditions, of the Second Term Loan (as defined below), resulting in fixed all-in interest rates at June 30, 2013 of 3.62% and 2.43%, respectively, and at December 31, 2012 of 3.87% and 2.68%, respectively, at the Company's current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2014, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have three one-year extension options and are secured by the Hyatt Boston Harbor (formerly the Harborside Hyatt Conference Center & Hotel). The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2013 were 0.70% and 0.10% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2012 were 0.65% and 0.17% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement.

(e)	The Company repaid the mortgage loan on June 3, 2013 through borrowings on its senior unsecured credit facility.

(f)	The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(g)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $82 as of June 30, 2013 and $118 as of December 31, 2012.
A summary of the Company's interest expense and weighted average interest rates for variable rate debt for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest Expense:
Interest incurred	$13,444	$12,104	$27,071	$23,685
Amortization of deferred financing costs	576	432	1,140	828
Capitalized interest	(257)	(33)	(431)	(232)
Interest expense	$13,763	$12,503	$27,780	$24,281

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	2.1%	2.1%	2.1%	2.1%
LHL unsecured credit facility	2.1%	2.0%	2.1%	2.0%
Massport Bonds	0.3%	0.3%	0.2%	0.3%
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
LHL has a $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The LHL credit facility matures on January 30, 2016, subject to a one-year extension that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL's option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility.
The Company's senior unsecured credit facility and LHL's unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Term Loans
On May 16, 2012, the Company entered into a $177.5 million unsecured loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at June 30, 2013, for the full seven-year term (see “Derivative and Hedging Activities” below).
On August 2, 2012, the Company entered into a $300.0 million unsecured loan with a five-year term maturing on August 2, 2017, including a one-year extension subject to certain conditions (the "Second Term Loan"). The Second Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.43% at June 30, 2013, for the full five-year term (see "Derivative and Hedging Activities below").
The Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.

Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) ("OCI"). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) ("AOCI") related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company's variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the First Term Loan's full seven-year term, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at June 30, 2013. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million for the Second Term Loan's full five-year term, including a one-year extension subject to certain conditions, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.43% at June 30, 2013. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.
The following tables present the effect of derivative instruments on the Company's consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	June 30,			June 30,
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	$11,081	$(4,695)	Interest expense	$1,049	$302

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the six months ended			For the six months ended
	June 30,			June 30,
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	$12,600	$(4,695)	Interest expense	$2,081	$302
During the three and six months ended June 30, 2013 and 2012, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of June 30, 2013 , there was $4.8 million in cumulative unrealized gain, of which $4.8 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. As of December 31, 2012, there was $7.8 million in cumulative unrealized loss, of which $7.7 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests.The Company expects that approximately $4.2 million will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of June 30, 2013.
Mortgage Loans
The Company's mortgage loans are secured by the respective properties. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.
On June 3, 2013, the Company repaid without fee or penalty the Hotel Solamar mortgage loan in the amount of $59.8 million plus accrued interest through borrowings on its senior unsecured credit facility. The loan was due to mature in December 2013.

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
As of June 30, 2013, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans. One of the mortgaged properties is currently subject to a cash trap as a result of the impact of a recent renovation on hotel operations. This cash trap does not have a material impact on the cash flow or the operations of the property or the Company.
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

Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		June 30, 2013	December 31, 2012
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$4,841	$0
Derivative interest rate instruments	Accounts payable and accrued expenses	$0	$7,759
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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company's consolidated financial statements as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$69,698	$69,698	$68,490	$68,490
Borrowings under credit facilities	$180,000	$179,535	$153,000	$153,719
Term loans	$477,500	$470,438	$477,500	$475,752
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$516,782	$536,513	$579,220	$607,109
The Company estimates the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 2.9% as of June 30, 2013 and December 31, 2012. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company's. The Company estimates that the fair value of its note receivable approximates its carrying value due to the relatively short period until maturity.
At June 30, 2013 and December 31, 2012, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
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
On March 4, 2013, the Company issued 4,000,000 Series I Preferred Shares ($0.01 par value) at a price of $25.00 per share and received net proceeds, after costs, of $96.7 million. On March 12, 2013, the underwriters exercised their rights to cover overallotments and purchased 400,000 additional Series I Preferred Shares, resulting in additional net proceeds to the Company of $9.7 million. The net proceeds were used to redeem a portion of the Company's Series G Preferred Shares on April 5, 2013, to pay down amounts outstanding under the Company's senior unsecured credit facility, and for general corporate purposes.

On April 5, 2013, the Company redeemed 4,000,000 of the 6,348,888 outstanding Series G Preferred Shares for $100.0 million ($25.00 per share) plus accrued distributions through April 5, 2013 of $1.9 million. The redemption value of the Series G Preferred Shares exceeded their carrying value by $1.6 million, which is included in the determination of net income attributable to common shareholders for the three and six months ended June 30, 2013. The $1.6 million represents the offering costs related to the redeemed Series G Preferred Shares.

From May 24, 2013 through May 31, 2013, the Company sold 721,706 common shares of beneficial interest, par value $0.01 per share, under the 2013 Agreement. After deducting the Manager's discounts and commissions of $0.2 million, the Company raised net proceeds of $19.7 million. The net proceeds were used to pay down amounts outstanding under the Company's senior unsecured credit facility and for general corporate purposes. As of June 30, 2013, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230.1 million.
Sources and Uses of Cash
As of June 30, 2013, the Company had $15.1 million of cash and cash equivalents and $15.8 million of restricted cash reserves, $9.9 million of which was available for future capital expenditures. Additionally, the Company had $568.0 million available under the Company's senior unsecured credit facility, with $2.0 million reserved for outstanding letters of credit, and $25.0 million available under LHL's unsecured credit facility.
Net cash provided by operating activities was $96.0 million for the six months ended June 30, 2013 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $58.8 million for the six months ended June 30, 2013 primarily due to outflows for improvements and additions at the hotels and deposits on potential future acquisitions, partially offset by net proceeds from restricted cash reserves.
Net cash used in financing activities was $57.2 million for the six months ended June 30, 2013 primarily due to payment for the redemption of preferred shares, mortgage loan repayments, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders, partially offset by net proceeds from the preferred share offering, net proceeds from the credit facilities and net proceeds from the common share offerings.
On July 17, 2013, the Company's Board of Trustees increased the common dividend for the third quarter of 2013 by 40% to $0.28 per share, an annualized rate of $1.12 per share.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company's senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 34 unencumbered properties, potential property sales, equity issuances available under the Company’s shelf registration statement and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement. The Company also considers capital improvements, including the ongoing 2013 renovation of the Park Central Hotel in which the Company expects to invest between $60.0 million and $70.0 million, and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company's senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 34 unencumbered properties, potential property sales or the issuance of additional equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company's senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 34 unencumbered properties, potential property sales, estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.

Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Reserve Funds.
Contractual Obligations
The following is a summary of the Company's obligations and commitments as of June 30, 2013 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$595,211	$34,329	$406,158	$154,724	$0
Borrowings under credit facilities (2)	189,194	3,559	185,635	0	0
Rents (3)	394,942	7,054	14,187	14,306	359,395
Massport Bonds (1)	42,875	75	150	42,650	0
Term loans (4)	546,027	13,906	27,850	321,073	183,198
Purchase commitments (5)
Purchase orders and letters of commitment	46,026	46,026	0	0	0
Total obligations and commitments	$1,814,275	$104,949	$633,980	$532,753	$542,593

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Interest expense is calculated based on the variable rate as of June 30, 2013. It is assumed that the outstanding debt as of June 30, 2013 will be repaid upon maturity with interest-only payments until then.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
Amounts include principal and interest. The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan and the full five-year term, including a one-year extension subject to certain conditions, of the Second Term Loan, resulting in fixed all-in interest rates of 3.62% and 2.43%, respectively, at the Company's current leverage ratio (as defined in the swap agreements). It is assumed that the outstanding debt as of June 30, 2013 will be repaid upon maturity with fixed interest-only payments until then.

(5)
As of June 30, 2013, purchase orders and letters of commitment totaling approximately $46.0 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three and six months ended June 30, 2013 and 2012:

	For the three months ended			For the six months ended
	June 30,			June 30,
	2013	2012	Variance	2013	2012	Variance
Occupancy	83.5%	83.9%	-0.4%	77.5%	77.9%	-0.5%
ADR	$221.88	$219.00	1.3%	$205.49	$200.65	2.4%
RevPAR	$185.35	$183.69	0.9%	$159.26	$156.36	1.9%
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

The Company's expenses (primarily real estate taxes, property and casualty insurance, administrative expenses and hotel operating expenses) are subject to inflation. These expenses are expected to grow at the general rate of inflation, except for energy costs, liability insurance, property taxes (due to increased rates and periodic reassessments), employee benefits and some wages, which are expected to increase at rates higher than inflation.
Seasonality
The Company's hotels' operations historically have been seasonal. Taken together, the hotels maintain higher occupancy rates during the second and third quarters of each year. These seasonality patterns can be expected to cause fluctuations in the quarterly hotel operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company's variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of June 30, 2013, $222.5 million of the Company's aggregate indebtedness (18.3% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.
If market rates of interest on the Company's variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.6 million annually. This assumes that the amount outstanding under the Company's variable rate debt remains at $222.5 million, the balance as of June 30, 2013.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2013. There were no changes to the Company's internal control over financial reporting during the second quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Other than the following, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
The Company and its hotel managers rely on information technology in the Company's operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the Company's business.
The Company and its hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. The Company and its hotel managers purchase some of the Company's information technology from vendors, on whom the Company's systems depend, and the Company relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company has taken steps to protect the security of its information systems and the data maintained in those systems, it is possible that the Company's safety and security measures will not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information, such as in the event of cyber attacks, which are rapidly evolving and becoming increasingly sophisticated. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of the Company's information systems could interrupt the Company's operations; damage the Company's reputation; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in the Company's inability to properly monitor its compliance with the rules and regulations regarding its qualification as a REIT; require significant management attention and resources to remedy any damages that result; subject the Company to liability claims or regulatory penalties; and have a material adverse effect on the Company's business, financial condition and results of operations.

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

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on July 17, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	July 17, 2013	BY:	/s/ BRUCE A. RIGGINS
Bruce A. Riggins
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on July 17, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements