Form 10-K
period 2013-12-31
LaSalle Hotel Properties
filed 2014-02-19
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-14045
LASALLE HOTEL PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3 Bethesda Metro Center, Suite 1200 Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)
(301) 941-1500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest ($0.01 par value)	New York Stock Exchange
7 ¼% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
7 ½% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
6 ⅜% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The aggregate market value of the 96,256,468 common shares of beneficial interest held by non-affiliates of the registrant was approximately $2.4 billion based on the closing price on the New York Stock Exchange for such common shares of beneficial interest as of June 28, 2013.
Number of the registrant’s common shares of beneficial interest outstanding as of February 12, 2014: 103,984,541.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be held on or about May 7, 2014 are incorporated by reference in Part II and Part III of this report as noted therein.

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
The “Company”, “we”, "our" or “us” means LaSalle Hotel Properties and one or more of its subsidiaries (including LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”) and LaSalle Hotel Lessee, Inc. (together with its wholly owned subsidiaries, “LHL”)), or, as the context may require, LaSalle Hotel Properties only, the Operating Partnership only or LHL only.

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
As of December 31, 2013, the Company owned interests in 45 hotels with approximately 11,400 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2014 and December 2016. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement, the terms of which are discussed in more detail under “—Hotel Managers and Hotel Management Agreements”.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at December 31, 2013. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at December 31, 2013. Common units in the Operating Partnership are redeemable for cash, or at the Company's option, for a like number of the Company's common shares of beneficial interest, $0.01 par value per share.
The Company’s principal offices are located at 3 Bethesda Metro Center, Suite 1200, Bethesda, Maryland 20814. The Company’s website is www.lasallehotels.com. The Company makes available on its website free of charge its filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports. The information contained on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.
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
Hotel Managers and Hotel Management Agreements
The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies, including Westin Hotels and Resorts, Hilton Hotels Corporation, Outrigger Lodging Services, Noble House Hotels & Resorts, Hyatt Hotels Corporation, Benchmark Hospitality, White Lodging Services Corporation, Commune Hotels and Resorts, Davidson Hotel Company, Denihan Hospitality Group, Kimpton Hotel & Restaurant Group, L.L.C., Accor, Destination Hotels & Resorts, HEI Hotels & Resorts, JRK Hotel Group, Inc., Viceroy Hotel Group, Highgate Hotels and Access Hotels & Resorts. The Company believes that having multiple operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.
As of December 31, 2013, all of our 45 hotels are leased by LHL, and are managed and operated by third parties pursuant to management agreements entered into between LHL and the respective hotel management companies.
Our management agreements for the 45 hotels leased to LHL have the terms described below.

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

•
Terms.    The remaining terms of our management agreements range from less than one year to 34 years not including renewals, and less than one year to 48 years including renewals. Only one management agreement has a remaining term of 48 years including renewals. The next longest remaining management agreement term, including renewals, is 34 years.

•
Ability to Terminate.    We have 44 management agreements (Park Central Hotel and WestHouse Hotel New York operate under one agreement) of which 37 are terminable at will and two are terminable upon sale. The remaining five management agreements are terminable only with cause or after certain anniversary dates. Termination fees range from zero to up to ten times annual base management and incentive management fees, due upon early termination. Only two management agreement have termination fees at ten times, one at nine times and one at eight times, with the next highest at two times annual base management and incentive management fees.

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

•
Sale of a Hotel.    Seven of our management agreements limit our ability to sell, lease or otherwise transfer a hotel, unless the transferee assumes the related management agreement and meets specified other conditions and/or unless the transferee is not a competitor of the manager.

•
Service Marks.    During the term of our management agreements, the service mark, symbols and logos currently used by the managers may be used in the operation of the hotels. Any right to use the service marks, logo and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

Recent Developments
The Park Central Hotel located in New York City underwent a comprehensive renovation in 2013. The project consisted of the full renovation and splitting of the original 934-room Park Central Hotel into two distinct hotels: the newly renovated 761-room Park Central Hotel and the upgraded 172-room premium WestHouse Hotel New York. The renovation was fully completed in the fourth quarter of 2013.
On January 8, 2014, the Company refinanced its senior unsecured credit facility and Second Term Loan (as defined in the "Term Loans" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The $750.0 million senior unsecured credit facility has a revised accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1.05 billion. The new maturity date is January 8, 2018, subject to two six-month extension options, pursuant to certain terms and conditions, including the payment of an extension fee. Borrowings bear interest at variable rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. The $300.0 million Second Term Loan includes a new accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500.0 million. The Second Term Loan has a new five-year term maturing on January 8, 2019 and bears interest at variable rates, but is hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) through August 2, 2017. Additionally, LHL refinanced its unsecured revolving credit facility with no change in capacity of $25.0 million, on similar terms as the senior unsecured credit facility. The new maturity date is January 8, 2018, subject to two six-month extension options, pursuant to certain terms and conditions, including the payment of an extension fee.

On January 29, 2014, the Company signed a Purchase and Sale Agreement to acquire a 100% leasehold interest in Hotel Vitale, a 200-room hotel located on the Embarcadero in San Francisco, CA, for $130.0 million. Closing of this transaction is subject to the City of San Francisco, as landlord, approving of the assignment of the ground lease, and various closing requirements and conditions.
On February 10, 2014, the Company received $72.0 million in early repayment of its mezzanine loan which was secured by pledges of ownership interests of the entities that own the underlying hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The mezzanine loan was due to mature on May 11, 2014. The proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility.
Hotel Renovations
The Company believes that its regular program of capital improvements at the hotels, including replacement and refurbishment of furniture, fixtures and equipment, helps maintain and enhance its competitiveness and maximize revenue growth.
Joint Venture
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
Employees
The Company had 36 employees as of February 12, 2014. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels.
Additional Information
All reports filed with the SEC may also be read and copied at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov or through the Company’s website at www.lasallehotels.com. The information contained on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.

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
The performance of the lodging industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product (“GDP”). All of our hotels are classified as luxury, upper upscale or upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. Consequently, the continued uncertainty in the general economic environment could adversely affect our business.
In addition, recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of U.S. credit rating downgrades and economic slowdowns, or a recession in the United States. Volatility in the credit and equity markets or an economic recession would have an adverse effect on our business. Even after an economic recovery begins, a significant period of time may elapse before RevPAR, operating margins and other key lodging fundamentals improve.
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
These factors could adversely affect the ability of the hotel operators to generate revenues which could adversely affect LHL's ability to make rental payments to the Operating Partnership pursuant to the participating leases and ultimately impact our liquidity.
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
Our obligation to comply with financial covenants in our unsecured credit facilities, term loans and mortgages on some of our hotel properties could impact our operations, may require us to liquidate our properties and could adversely affect our ability to make distributions to our shareholders.
Our unsecured credit facilities and term loans. We have a $750.0 million senior unsecured credit facility (with an accordion feature that allows us to request an increase in the total commitments of up to $1.05 billion, subject to certain terms and conditions) that matures on January 8, 2018, subject to two six-month extensions that we may exercise at our option, pursuant to certain terms and conditions, including the payment of an extension fee. We also have a $177.5 million unsecured seven-year term loan and a $300.0 million unsecured five-year term loan (with an accordion feature that allows us to request an increase in the total commitments of up to $500.0 million, subject to certain terms and conditions). In addition, LHL has a $25.0 million unsecured revolving credit facility, which matures on January 8, 2018, subject to two six-month extensions that LHL may exercise at its option, pursuant to certain terms and conditions, including the payment of an extension fee.
Each of the senior unsecured credit facility, the term loans and the LHL unsecured revolving credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict our ability to make distributions or other payments to our shareholders upon events of default. The senior unsecured credit facility and term loans also contain cross-default provisions that allows the lenders under the credit facility and term loans to stop future extensions of credit and/or accelerate the maturity of any outstanding principal balances under the credit facility or term loans if we are in default under certain other debt obligations, including our non-recourse secured mortgage indebtedness.
If we violate the financial covenants in our credit facilities or term loans, we could be required to repay all or a portion of our indebtedness with respect to such credit facility or term loan before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, or at all. Moreover, if we are unable to refinance our debt on acceptable terms, including at maturity of our credit facilities and term loans, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. Failure to comply with our financial covenants contained in our credit facilities and term loans, or our non-recourse secured mortgages described below, could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions.
Our non-recourse secured mortgages.    In addition to our senior unsecured credit facility, our term loans and the LHL unsecured revolving credit facility, we have from time to time entered into non-recourse mortgages secured by specific hotel properties. Under the terms of these debt obligations, a lender’s only remedy in the event of default is against the real property securing the mortgage, except where a borrower has, among other customary exceptions, engaged in an action constituting fraud or an intentional misrepresentation. In those cases, a lender may seek a remedy for a breach directly against the borrower, including its other assets. The Indianapolis Marriott Downtown, Westin Copley Place, Hotel Deca, Westin Michigan Avenue and Hotel Roger Williams are each mortgaged to secure payment of indebtedness aggregating $514.4 million (excluding loan premiums) as of December 31, 2013. The Hyatt Boston Harbor (formerly Harborside Hyatt Conference Center & Hotel) is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of $42.5 million. These mortgages contain debt service coverage tests related to the mortgaged properties. If the debt service coverage ratio for that specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel will automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows will be directed to the lender ("cash trap") until such time as we again become compliant with the specified debt service coverage ratio or the mortgage is paid off.
If we are unable to meet mortgage payment obligations, including the payment obligation upon maturity of the mortgage borrowing, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to us. We may also elect to sell the property, if we are able to sell the property, for a loss in advance of a foreclosure or other transfer. An event of default under our non-recourse secured mortgage may also constitute an event of default under our senior unsecured credit facility or term loans.
As of December 31, 2013, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgages.
Our liquidity may be reduced and our cost of debt financing may be increased because we may be unable to, or elect not to, remarket debt securities related to the Hyatt Boston Harbor for which we may be liable.
We are the obligor with respect to a $37.1 million tax-exempt special project revenue bond and a $5.4 million taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at our option, without penalty. The Royal Bank of Scotland provides the supporting letters of credit on the Massport Bonds. The letters of credit expire on February 14, 2015, pursuant to amendments to the agreements in 2013. The Royal Bank of Scotland letters of credit also have two one-year extensions that we may exercise at our option, subject to certain terms and conditions. If the Royal Bank of Scotland fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, we may be required to pay off the bonds. If we are unable to, or elect not to, issue or remarket the Massport Bonds, we would expect to rely primarily on our available cash and credit facilities to pay off the Massport Bonds. At certain times, we may hold some of the Massport Bonds that have not been successfully remarketed. Our borrowing costs under our revolving credit facility may be higher than tax-exempt bond financing costs. Borrowings under the credit facilities to pay off the Massport Bonds would also reduce our liquidity to meet other obligations.
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
Certain leases and management agreements may constrain us from acting in the best interest of shareholders or require us to make certain payments.    The Hyatt Boston Harbor, San Diego Paradise Point Resort and Spa, The Hilton San Diego Resort and Spa, Hotel Roger Williams, Viceroy Santa Monica, The Liberty Hotel, Harbor Court Hotel, Hotel Triton and Southernmost Hotel Collection (restaurant facility) are each subject to a ground or land and building lease with a third-party lessor which requires us to obtain the consent of the relevant third party lessor in order to sell any of these hotels or to assign our leasehold interest in any of the ground or land and building leases. Accordingly, if we determine that the sale of any of these hotels or the assignment of our leasehold interest in any of these ground or land and building leases is in the best interest of our shareholders, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the relevant lessor. The Indianapolis Marriott Downtown, Westin Copley Place and Hotel Solamar are each subject to a ground or air rights lease and do not require approval from the relevant third-party lessor.
In some instances, we may be required to obtain the consent of the hotel operator or franchisor prior to selling the hotel. Typically, such consent is only required in connection with certain proposed sales, such as if the proposed purchaser is engaged in the operation of a competing hotel or does not meet certain minimum financial requirements. The operators of Hyatt Boston Harbor and Alexis Hotel require approval of certain sales.

Some of our hotels are subject to rights of first offer which may adversely affect our ability to sell those properties on favorable terms or at all.
We are subject to a franchisor’s or operator’s right of first offer with respect to the Hilton Alexandria Old Town, Hilton San Diego Gaslamp Quarter, The Hilton San Diego Resort and Spa, Embassy Suites Philadelphia—Center City, Park Central Hotel, Harbor Court Hotel and Hotel Triton. These third-party rights may adversely affect our ability to timely dispose of these properties on favorable terms, or at all.
Increases in interest rates may increase our interest expense.
As of December 31, 2013, $263.1 million of aggregate indebtedness (21.0% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the Company's term loans since the Company hedged their variable interest rates to fixed interest rates. An increase in interest rates could increase our interest expense and reduce our cash flow and may affect our ability to make distributions to shareholders and to service our indebtedness.
Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our shareholders' investment.
We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot provide assurance that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on our shareholders' investment.
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
Our Board of Trustees may approve the issuance of shares with terms that may discourage a third party from acquiring the Company.    The Board of Trustees has the power under the declaration of trust to classify any of our unissued preferred shares, and to reclassify any of our previously classified but unissued preferred shares from time to time, in one or more series of preferred shares, without shareholder approval. The issuance of preferred shares could adversely affect the voting power, dividend and other rights of holders of common shares and the value of the common shares.

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
The sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for our common shares. As of December 31, 2013, there were 200,000,000 common shares authorized under our declaration of trust, as amended, of which 103,963,318 were outstanding. Our Board of Trustees may authorize the issuance of additional authorized but unissued common shares or other authorized but unissued securities at any time, including pursuant to our 2009 Equity Incentive Plan. We also have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common or preferred shares) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. In addition, in January 2013, our Board of Trustees authorized us to issue common shares having an aggregate offering price of up to $250.0 million in a continuous equity issuance program. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distributions or sales of our common shares will have on the market price of our common shares.

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.
Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2013, 2,348,888 shares of our 7 ¼% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”), 2,750,000 shares of our 7 ½% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”) and 4,400,000 shares of our 6 ⅜% Series I Cumulative Redeemable Preferred Shares (the "Series I Preferred Shares") were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $237.5 million, and annual dividends on our outstanding preferred shares are approximately $16.4 million. Holders of our Series G Preferred Shares, Series H Preferred Shares and Series I Preferred Shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future preferred offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.
The market price and trading volume of our common shares may be volatile.
The market price of our common shares may be volatile. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, shareholders may be unable to resell their shares at or above the price at which they traded when they acquired them. We cannot provide assurance that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the market price of our common shares or result in fluctuations in the market price or trading volume of our common shares include:

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
The Company and its hotel managers rely on information technology in their operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the Company's business.
The Company and its hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. The Company and its hotel managers purchase some of such information technology from vendors, on whom the Company's systems depend, and the hotel managers rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers have taken steps to protect the security of its information systems and the data maintained in those systems, these safety and security measures may not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information, such as in the event of cyber attacks, which are rapidly evolving and becoming increasingly sophisticated. For example, in February 2014, the hotel manager at the Indianapolis Marriott Downtown announced a suspected security breach of point of access sales systems at food and beverage outlets located at the hotel. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of the Company's or the hotel managers' information systems could interrupt the Company's operations; damage the Company's reputation; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in the Company's inability to properly monitor its compliance with the rules and regulations regarding its qualification as a REIT; require significant management attention and resources to remedy any damages that result; subject the Company to liability claims or regulatory penalties; and have a material adverse effect on the Company's business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Hotel Properties
As of December 31, 2013, the Company owned interests in the following 45 hotel properties:

Hotel Properties		Number of Guest Rooms	Location
1.	Hotel Amarano Burbank	132	Burbank, CA
2.	L'Auberge Del Mar	120	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	283	San Diego, CA
4.	Hotel Solamar (1)	235	San Diego, CA
5.	San Diego Paradise Point Resort and Spa (1)	462	San Diego, CA
6.	The Hilton San Diego Resort and Spa (1)	357	San Diego, CA
7.	Harbor Court Hotel (1)	131	San Francisco, CA
8.	Hotel Monaco San Francisco	201	San Francisco, CA
9.	Hotel Triton (1)	140	San Francisco, CA
10.	Serrano Hotel	236	San Francisco, CA
11.	Villa Florence	182	San Francisco, CA
12.	Chaminade Resort and Conference Center	156	Santa Cruz, CA
13.	Viceroy Santa Monica (1)	162	Santa Monica, CA
14.	Chamberlain West Hollywood	114	West Hollywood, CA
15.	Le Montrose Suite Hotel	133	West Hollywood, CA
16.	Le Parc Suite Hotel	154	West Hollywood, CA
17.	The Grafton on Sunset	108	West Hollywood, CA
18.	Donovan House	193	Washington, D.C.
19.	Hotel George	139	Washington, D.C.
20.	Hotel Helix	178	Washington, D.C.
21.	Hotel Madera	82	Washington, D.C.
22.	Hotel Palomar, Washington, DC	335	Washington, D.C.
23.	Hotel Rouge	137	Washington, D.C.
24.	Sofitel Washington, DC Lafayette Square	237	Washington, D.C.
25.	The Liaison Capitol Hill	343	Washington, D.C.
26.	Topaz Hotel	99	Washington, D.C.
27.	Southernmost Hotel Collection (4)	260	Key West, FL
28.	Hotel Chicago (formerly Hotel Sax Chicago)	353	Chicago, IL
29.	Westin Michigan Avenue (2)	752	Chicago, IL
30.	Indianapolis Marriott Downtown (1)(2)	622	Indianapolis, IN
31.	Hyatt Boston Harbor (formerly Harborside Hyatt Conference Center & Hotel) (1)(2)	270	Boston, MA
32.	Onyx Hotel	112	Boston, MA
33.	The Liberty Hotel (1)	298	Boston, MA
34.	Westin Copley Place (2)(3)	803	Boston, MA
35.	Gild Hall	126	New York, NY
36.	Hotel Roger Williams (1)(2)	194	New York, NY
37.	Park Central Hotel	761	New York, NY
38.	WestHouse Hotel New York	172	New York, NY
39.	Embassy Suites Philadelphia – Center City	288	Philadelphia, PA
40.	Westin Philadelphia	294	Philadelphia, PA
41.	Hotel Viking	209	Newport, RI
42.	Hilton Alexandria Old Town	246	Alexandria, VA
43.	Lansdowne Resort	296	Lansdowne,VA
44.	Alexis Hotel	121	Seattle, WA
45.	Hotel Deca (2)	158	Seattle, WA
	Total number of guest rooms	11,384

(1)	Property subject to a long-term ground or land and building lease.

(2)	Property subject to a mortgage/debt.

(3)	Property subject to a long-term air rights lease.

(4)	Property subject to a ground lease on a restaurant facility.
Each of our hotels is full service, with 13 classified as “luxury”, 29 classified as “upper upscale” and two classified as “upscale”, as defined by Smith Travel Research (“STR”), a provider of hotel industry data. The newly created WestHouse Hotel New York has not yet been rated, but the Company anticipates it will be classified as "luxury" or "upper upscale".

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
Information about the Company’s equity compensation plans is incorporated by reference to the material in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”).
Market Information
The common shares of the Company began trading on the New York Stock Exchange (“NYSE”) on April 24, 1998 under the symbol “LHO.” The following table sets forth, for the periods indicated, the high and low sale prices per common share and the cash distributions declared per share:

	Calendar Year 2013			Calendar Year 2012
	High	Low	Distribution	High	Low	Distribution
First Quarter	$27.81	$24.44	$0.20	$29.39	$24.11	$0.11
Second Quarter	$27.94	$22.84	$0.20	$30.46	$25.22	$0.20
Third Quarter	$30.04	$24.34	$0.28	$30.01	$24.78	$0.20
Fourth Quarter	$32.21	$27.51	$0.28	$26.93	$22.33	$0.20
The closing price for the Company’s common shares, as reported by the NYSE on December 31, 2013, was $30.86 per share.

SHARE PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total return on the common shares from December 31, 2008 to the NYSE closing price per share on December 31, 2013 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (“FTSE NAREIT Equity Index”). Total return values were calculated assuming a $100 investment on December 31, 2008 with reinvestment of all dividends in (i) the common shares, (ii) the S&P 500 and (iii) the FTSE NAREIT Equity Index.
The actual returns on the graph above are as follows:

Name	Value of Initial Investment at December 31, 2008	Value of Initial Investment at December 31, 2009	Value of Initial Investment at December 31, 2010	Value of Initial Investment at December 31, 2011	Value of Initial Investment at December 31, 2012	Value of Initial Investment at December 31, 2013
LaSalle Hotel Properties	$100.00	$192.82	$242.10	$226.20	$243.60	$306.59
S&P 500 Index	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
FTSE NAREIT Equity Index	$100.00	$127.99	$163.76	$177.33	$212.26	$218.32
Shareholder Information
As of February 12, 2014, there were 68 record holders of the Company’s common shares of beneficial interest, including shares held in “street name” by nominees who are record holders, and approximately 14,000 beneficial holders.

Distribution Information
For 2013, the Company paid $0.96 per common share/unit in distributions, of which $0.9094 (rounded) was recognized as 2013 distributions for tax purposes and $0.0506 (rounded) will be recognized as 2014 distributions for tax purposes. Additionally, distributions of $0.1211 per common share for 2012 were recognized as 2013 distributions for tax purposes, bringing total 2013 distributions for tax purposes to $1.0305 per common share (rounded), 100.00% of which represented ordinary income. Distributions for 2013 were paid quarterly to the Company’s common shareholders and unitholders at a level of $0.20 per common share/unit for the first and second quarters and $0.28 per common share/unit for the third and fourth quarters.
For 2012, the Company paid $0.71 per common share/unit in distributions, of which $0.5889 (rounded) was recognized as 2012 distributions for tax purposes and $0.1211 (rounded) will be recognized as 2013 distributions for tax purposes. Additionally, distributions of $0.11 per common share for 2011 were recognized as 2012 distributions for tax purposes, bringing total 2012 distributions for tax purposes to $0.6989 per common share (rounded), 100.00% of which represented ordinary income.

Distributions for 2012 were paid quarterly to the Company’s common shareholders and unitholders at a level of $0.11 per common share/unit for the first quarter and $0.20 per common share/unit for the second, third and fourth quarters.
The declaration of distributions by the Company is at the sole discretion of the Company’s Board of Trustees, and depends on the actual cash flow of the Company, its financial condition, capital expenditure requirements for the Company’s hotels, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant.
Operating Partnership Units and Recent Sales of Unregistered Securities
The Operating Partnership issued 3,181,723 common units of limited partnership interest to third parties on April 24, 1998 (inception), in conjunction with the Company’s initial public offering. The following is a summary of common unit activity since inception:

Common units issued at initial public offering	3,181,723
Common units issued:
2000-2006	86,667
2011	296,300
Common units redeemed:
1999-2009	(3,268,390)
Common units outstanding at December 31, 2013	296,300
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
The following tables set forth selected historical operating and financial data for the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 have been derived from the historical financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES Selected Historical Operating and Financial Data (Unaudited, in thousands, except share data)

	For the year ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Revenues:
Hotel operating revenues	$969,356	$862,146	$714,005	$594,642	$535,944
Other income	7,937	4,929	5,002	5,715	6,702
Total revenues	977,293	867,075	719,007	600,357	542,646
Expenses:
Hotel operating expenses	596,241	533,237	452,838	380,459	338,539
Depreciation and amortization	143,991	124,363	111,282	105,587	102,856
Real estate taxes, personal property taxes and insurance	53,374	44,551	35,425	30,897	29,460
Ground rent	11,117	8,588	7,720	5,825	5,706
General and administrative	22,001	19,769	17,120	18,802	15,033
Acquisition transaction costs	2,646	4,498	2,571	3,003	0
Impairment of development property	0	0	0	8,427	0
Other expenses	9,361	3,017	2,527	3,287	3,016
Total operating expenses	838,731	738,023	629,483	556,287	494,610
Operating income	138,562	129,052	89,524	44,070	48,036
Interest income	9,679	4,483	48	126	63
Interest expense	(57,516)	(52,896)	(39,704)	(36,500)	(37,951)
Income before income tax expense, equity in earnings of joint venture and discontinued operations	90,725	80,639	49,868	7,696	10,148
Income tax expense	(470)	(9,062)	(7,048)	(5,075)	(4,590)
Income from continuing operations	90,255	71,577	42,820	2,621	5,558
Net income (loss) from discontinued operations	0	0	796	(851)	2,412
Net income	90,255	71,577	43,616	1,770	7,970
Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	0	2	191	30
Noncontrolling interests in consolidated entities	(17)	0	0	0	0
Noncontrolling interest of common units in Operating Partnership	(303)	(281)	(1)	0	(15)
Noncontrolling interest of preferred units in Operating Partnership	0	0	0	0	(367)
Net (income) loss attributable to noncontrolling interests	(320)	(281)	1	191	(352)
Net income attributable to the Company	89,935	71,296	43,617	1,961	7,618
Distributions to preferred shareholders	(17,385)	(21,733)	(29,952)	(26,754)	(26,388)
Issuance costs of redeemed preferred shares	(1,566)	(4,417)	(731)	0	0
Net income (loss) attributable to common shareholders	$70,984	$45,146	$12,934	$(24,793)	$(18,770)

LASALLE HOTEL PROPERTIES Selected Historical Operating and Financial Data (Unaudited, in thousands, except share data)

	For the year ended December 31,
	2013	2012	2011	2010	2009
Earnings per Common Share:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares:
Basic	$0.73	$0.52	$0.15	$(0.35)	$(0.39)
Diluted	$0.73	$0.52	$0.15	$(0.35)	$(0.39)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares:
Basic	$0.73	$0.52	$0.16	$(0.36)	$(0.34)
Diluted	$0.73	$0.52	$0.16	$(0.36)	$(0.34)
Weighted average number of common shares outstanding:
Basic	97,041,484	85,757,969	81,155,228	69,549,441	54,477,414
Diluted	97,228,671	85,897,274	81,326,304	69,549,441	54,477,414
Balance Sheet Data:
Investment in hotel properties, net	$3,383,188	$3,053,044	$2,712,174	$2,229,362	$1,882,502
Total assets	3,581,038	3,256,570	2,833,275	2,355,045	2,023,563
Borrowings under credit facilities	220,606	153,000	265,000	120,193	6,259
Term loans	477,500	477,500	0	0	0
Bonds payable	42,500	42,500	42,500	42,500	42,500
Mortgage loans, including unamortized loan premiums	514,456	579,220	643,897	646,207	595,389
Redeemable noncontrolling interest in consolidated entity	0	0	0	49	2,739
Noncontrolling interests in consolidated entities	18	18	17	33	48
Noncontrolling interests of common units in Operating Partnership	6,054	5,786	5,613	0	0
Preferred shares, liquidation preference	237,472	227,472	394,222	352,972	352,972
Total shareholders’ equity	2,103,391	1,853,126	1,765,613	1,443,467	1,296,187
Other Data:
Funds from operations (1)	$215,219	$169,607	$123,251	$92,484	$90,825
Earnings before interest, taxes, depreciation and amortization (1)	290,666	253,481	200,952	152,374	160,079
Cash provided by operating activities	245,565	216,364	165,495	131,572	112,058
Cash used in investing activities	(422,045)	(524,154)	(569,936)	(371,517)	(31,634)
Cash provided by (used in) financing activities	154,778	322,655	411,666	244,504	(90,039)
Cash dividends declared per common share	$0.96	$0.71	$0.44	$0.24	$0.04

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
Overview
2013 marked the fourth consecutive year of growth for the U.S. economy, the lodging industry and the Company.  The economic indicators that the Company tracks were generally positive. Consumer confidence, though volatile throughout the year, increased to its highest levels in five years. Corporate profits were strong, achieving another year of record levels.  Unemployment, though still historically high, dropped 1.1 percentage points over the year. Enplanements were solid during 2013. GDP was also positive throughout the year. Overall, the lodging industry benefited from a navigable economic landscape. Industry demand increased by 2.2%, and was slightly offset by a 0.7% increase in supply. The favorable demand-supply picture resulted in a U.S. lodging industry-wide occupancy of 62.3%, a 1.5% improvement over 2012. U.S. lodging industry ADR improved 3.9%. As such, 2013 U.S. lodging industry RevPAR increased 5.4%. As a result of a strong U.S. lodging environment, RevPAR at the Company's hotels increased. During 2013, the Company's funds from operations (“FFO”) per diluted share and earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased as compared to 2012 due mainly to improvements in the performance of its hotel portfolio.
For 2013, the Company had net income applicable to common shareholders of $71.0 million, or $0.73 per diluted share. FFO was $215.2 million, or $2.21 per diluted share/unit (based on 97,524,971 weighted average shares and units outstanding during the year ended December 31, 2013) and EBITDA was $290.7 million. RevPAR in 2013 was $167.62. The Company considers RevPAR and EBITDA to be key measures of the performance of the individual hotels. RevPAR for the total portfolio increased 2.8% for 2013. The RevPAR increase is attributable to a 2.7% increase in ADR to $211.52 and 0.1% growth in occupancy to 79.2%. During 2013, the Company continued to implement measures that result in efficient hotel operations. The results of the Company's portfolio were negatively impacted by the renovation at the Company’s Park Central Hotel and WestHouse Hotel New York in New York City. The project consisted of the full renovation and splitting of the original 934-room Park Central Hotel into two distinct hotels: the newly renovated 761-room Park Central Hotel and the upgraded 172-room premium WestHouse Hotel New York. Excluding the impact of this project, RevPAR for the Company's remaining portfolio increased 5.6%.
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
Please refer to “Non-GAAP Financial Measures” below for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income (loss), a U.S. generally accepted accounting principles (“GAAP”) measurement.
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
Share-Based Compensation
From time to time, the Company awards nonvested shares under the 2009 Equity Incentive Plan (“2009 Plan”), which has approximately five years remaining, as compensation to officers, employees and non-employee trustees. The shares issued to officers and employees vest over three to nine years. The Company generally recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair value of the shares on the date of issuance, adjusted for forfeitures.
Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
The U.S. lodging industry operated in a solid environment during 2013 as the U.S. economy continued to grow. On a year-over-year basis, overall industry demand increased 2.2%, while supply growth was limited to 0.7%. This favorable demand-supply imbalance resulted in an occupancy increase of 1.5%, while ADR improved 3.9%. Corporate demand grew during the year, and was particularly strong in the transient segment. Leisure demand also improved during 2013. The overall transient segment, as well as group, reflected increased pricing power due to higher overall industry demand levels. As such, lodging industry RevPAR grew by 5.4%. Hotel ADR, RevPAR and operating revenues for the Company’s portfolio were positively impacted by the overall industry performance.
Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $107.3 million from $862.1 million in 2012 to $969.4 million in 2013. This increase is due primarily to the hotel operating revenues generated from the 2012 and 2013 hotel acquisitions, which consist of the acquisitions of the Hotel Palomar, Washington, DC, L'Auberge Del Mar, The Liberty Hotel, Hotel Triton, Harbor Court Hotel, Serrano Hotel and Southernmost Hotel Collection (collectively, the “2012 and 2013 Acquisition Properties”). The 2012 and 2013 Acquisition Properties, which are not comparable year-over-year, contributed $95.0 million to the increase in hotel operating revenues. Additionally, the effects of the slowly improving economic environment, which resulted in a 2.8% increase in RevPAR across the portfolio, attributable to a 2.7% increase in ADR and a 0.1% increase in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:

•	$4.9 million increase from Westin Copley Place;

•	$3.4 million increase from San Diego Paradise Point Resort and Spa;

•	$2.2 million increase from Sofitel Washington, DC Lafayette Square;

•	$1.9 million increase from Lansdowne Resort; and

•	$1.9 million increase from Westin Michigan Avenue.
Additionally, total room, food and beverage and other operating department revenues increased $4.6 million at Hotel Roger Williams and $2.1 million at Le Montrose Suite Hotel resulting from the completion of hotel renovations in 2012.
These increases are partially offset by a decrease of $18.3 million from the Park Central Hotel as a result of the 2013 hotel renovation which was fully completed in the fourth quarter of 2013.
Hotel operating revenues across the remainder of the portfolio held relatively constant, increasing a net $9.6 million across 29 additional hotels in the portfolio.

Other Income
Other income increased $3.0 million from $4.9 million in 2012 to $7.9 million in 2013 due primarily to increased gains from insurance proceeds related to minor property damage at various properties of approximately $2.2 million, and to a lesser extent, to $0.6 million of increased retail lease income and a $0.2 million gain from the sale of land significantly below ground level at the Alexis Hotel to the state, which had no effect on hotel operations, recognized in the 2013 period.

Hotel Operating Expenses
Hotel operating expenses increased $63.0 million from $533.2 million in 2012 to $596.2 million in 2013. This overall increase is primarily due to $54.0 million from the results of the 2012 and 2013 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the slowly improving economic environment and two completed hotel renovations.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$2.9 million increase from Westin Copley Place.

•	$2.0 million increase from San Diego Paradise Point Resort and Spa;

•	$1.9 million increase from Hotel Roger Williams (due to completion of the 2012 hotel renovation); and

•	$1.8 million increase from Westin Michigan Avenue.
These increases are partially offset by a decrease of $6.8 million from the Park Central Hotel as a result of portions of the hotel being out of service related to the 2013 hotel renovation.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $7.2 million across the 32 additional hotels in the portfolio.

Depreciation and Amortization
Depreciation and amortization expense increased $19.6 million from $124.4 million in 2012 to $144.0 million in 2013. The increase is due, in part, to $11.6 million from the 2012 and 2013 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased $10.1 million at the Park Central Hotel primarily due to accelerated depreciation resulting from a change in useful life of certain existing assets upon the completion of the 2013 renovation, as well as increased deprecation expense on the completed renovation. These increases are partially offset by a net decrease of $2.1 million across the remaining hotels in the portfolio due to a portion of the furniture, fixtures and equipment becoming fully depreciated.

Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $8.8 million from $44.6 million in 2012 to $53.4 million in 2013. This increase is primarily due to $5.2 million of taxes and insurance expenses from the 2012 and 2013 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $3.2 million across the remaining hotels in the portfolio primarily due to increased assessed property values or tax rates at certain properties, partially offset by real estate taxes capitalized as part of renovations. Insurance expense for the remaining hotels in the portfolio held relatively constant, increasing a net $0.4 million due primarily to property insurance placed on the hotels securing the mezzanine loan.

Ground Rent
Ground rent increased $2.5 million from $8.6 million in 2012 to $11.1 million in 2013. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel's performance. The Liberty Hotel and the Southernmost Hotel Collection, which are not comparable year-over-year, contributed $2.2 million and $0.2 million, respectively, to the 2013 increase. The other hotels subject to ground leases contributed a net $0.1 million to the increase due to improved operating results.

General and Administrative
General and administrative expense increased $2.2 million from $19.8 million in 2012 to $22.0 million in 2013 due primarily to increased compensation costs, partially due to additional staffing as a result of portfolio growth, and professional fees.

Acquisition Transaction Costs
Acquisition transaction costs of $2.6 million in 2013 and $4.5 million in 2012 relate to the purchase of the 2012 and 2013 Acquisition Properties and the July 2012 acquisition of a mezzanine loan.

Other Expenses
Other expenses increased $6.4 million from $3.0 million in 2012 to $9.4 million in 2013 due primarily to a net increase of $5.3 million in pre-opening, severance, marketing and management transition expenses, consisting of $6.1 million incurred in 2013 related largely to the newly renovated Park Central Hotel and WestHouse Hotel New York, partially offset by $0.8 million of management transition costs incurred in 2012 related to operator changes at several hotels. In addition, losses from property damage, which are largely covered by insurance proceeds, increased $1.0 million primarily due to minor flooding at two properties in 2013 and retail lease expenses increased $0.1 million in 2013.

Interest Income
Interest income increased $5.2 million from $4.5 million in 2012 to $9.7 million in 2013 primarily as a result of the interest income earned on the mezzanine loan, which was acquired in July 2012.

Interest Expense
Interest expense increased $4.6 million from $52.9 million in 2012 to $57.5 million in 2013 due to an increase in the Company's weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company's weighted average debt outstanding increased from $1.2 billion in 2012 to $1.3 billion in 2013 due primarily to the following borrowings:

•	additional borrowings to purchase the 2012 and 2013 Acquisition Properties;

•
additional borrowings to redeem the 7 ½% Series D Cumulative Redeemable Preferred Shares (the "Series D Preferred Shares) and the 8% Series E Cumulative Redeemable Preferred Shares (the "Series E Preferred Shares") in May 2012;

•	additional borrowings to acquire a performing mezzanine loan in July 2012;

•	additional borrowings to redeem 4,000,000 of the 6,348,888 Series G Preferred Shares in April 2013; and

•	additional borrowings to finance other capital improvements during 2012 and 2013.

The above borrowings were partially offset by paydowns with proceeds from the following:

•	the March 2013 issuance of the Series I Preferred Shares;

•	the issuance of common shares under the Company's equity distribution agreements during 2012 and 2013;

•	the December 2012 and October 2013 common share offerings; and

•	positive operating results from the hotel properties.

The Company's weighted average interest rate, including the impact of capitalized interest, decreased from 4.3% in 2012 to 4.1% in 2013. Interest capitalized on renovations increased from $0.4 million in 2012 to $0.6 million in 2013 primarily due to the renovation of the Park Central Hotel during the 2013 period.

Income Tax Expense
Income tax expense decreased $8.6 million from $9.1 million in 2012 to $0.5 million in 2013. This decrease is primarily due to a $20.5 million decrease in LHL's net income before income tax expense from $21.1 million in 2012 to $0.6 million in 2013, due primarily to an increase in pre-opening, severance, marketing and management transition expenses and lower hotel operating profits related to the Park Central Hotel renovation in 2013.

Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.

Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represent the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At December 31, 2013, third party limited partners held 0.3% of the common units in the Operating Partnership.

Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $4.3 million from $21.7 million in 2012 to $17.4 million in 2013 due to decreased distributions on the Series D Preferred Shares and Series E Preferred Shares, which were redeemed on May 21, 2012, and the Series G Preferred Shares, which were partially redeemed on April 5, 2013, partially offset by increased distributions on the Series I Preferred Shares, which were issued on March 4, 2013 and March 12, 2013.

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
Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $148.1 million from $714.0 million in 2011 to $862.1 million in 2012. This increase is due primarily to the hotel operating revenues generated from the 2012 and 2011 hotel acquisitions, which consist of the 2012 acquisitions of Hotel Palomar, Washington, DC, L'Auberge Del Mar and The Liberty Hotel and the 2011 acquisitions of Viceroy Santa Monica, Villa Florence and Park Central Hotel (collectively, the “2011 and 2012 Acquisition Properties”). The 2011 and 2012 Acquisition Properties, which are not comparable year-over-year, contributed $127.8 million to the increase in hotel operating revenues. Additionally, the effects of the improving economic environment, which resulted in a 4.6% increase in RevPAR across the portfolio, attributable to a 4.0% increase in ADR and a 0.5% increase in occupancy, contributed to the increase in hotel operating revenues.
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
Hotel Operating Expenses

Hotel operating expenses increased $80.4 million from $452.8 million in 2011 to $533.2 million in 2012. This overall increase is primarily due to $73.0 million from the results of the 2011 and 2012 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of the effects of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the improving economic environment.
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
Depreciation and Amortization
Depreciation and amortization expense increased $13.1 million from $111.3 million in 2011 to $124.4 million in 2012. The increase is primarily due to $13.6 million from the 2011 and 2012 Acquisition Properties, which are not comparable year-over-year, partially offset by a net decrease of $0.5 million across the remaining hotels in the portfolio due to a portion of furniture, fixtures and equipment becoming fully depreciated, which exceeded the depreciation of new assets placed into service, including recent renovations.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $9.2 million from $35.4 million in 2011 to $44.6 million in 2012. This increase is primarily due to $7.4 million from the 2011 and 2012 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $1.4 million across the remaining hotels in the portfolio primarily due to increased assessed property values or tax rates at certain properties. Insurance expense increased $0.4 million for the remaining hotels in the portfolio, of which $0.2 million was due to property insurance placed on the hotels securing the mezzanine loan.
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
Acquisition Transaction Costs
Acquisition transaction costs of $4.5 million in 2012 and $2.6 million in 2011 relate to the purchase of the 2011 and 2012 Acquisition Properties and the July 2012 acquisition of a mezzanine loan.
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

Interest Expense
Interest expense increased $13.2 million from $39.7 million in 2011 to $52.9 million in 2012 due to an increase in the Company's weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company's weighted average debt outstanding increased from $716.7 million in 2011 to $1.2 billion in 2012 due primarily to the following borrowings:

•	additional borrowings to purchase the 2011 and 2012 Acquisition Properties;

•	additional borrowings to redeem the Series D Preferred Shares and the Series E Preferred Shares in May 2012;

•	additional borrowings to acquire a performing mezzanine loan in July 2012; and

•	additional borrowing to finance other capital improvements during 2011 and 2012.
The above borrowings are partially offset by paydowns with proceeds from the following:

•	the sale of the Sheraton Bloomington Hotel Minneapolis South in January 2011;

•	the January and February 2011 issuance of the Series H Preferred Shares, net of the March 2011 redemption of the 8 ⅜% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Shares”);

•	the April 2011 common share offering, net of the August through October 2011 repurchases of common shares under an authorized share repurchase program;

•	the issuance of common shares under the Company's equity distribution agreements during 2011 and 2012;

•	the December 2012 common share offering; and

•	operating cash flows.
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

The following is a reconciliation between net income (loss) attributable to common shareholders and FFO for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 (in thousands, except share and unit data):

	For the year ended December 31,
	2013	2012	2011	2010	2009
Net income (loss) attributable to common shareholders	$70,984	$45,146	$12,934	$(24,793)	$(18,770)
Depreciation (1)	143,560	123,809	110,760	110,138	109,174
Amortization of deferred lease costs	355	371	318	363	436
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	0	(2)	(191)	(30)
Noncontrolling interests in consolidated entities	17	0	0	0	0
Noncontrolling interests of common units in Operating Partnership	303	281	1	0	15
Less: Net gain on sale of property	0	0	(760)	(29,162)	0
Loss on impairment of properties	0	0	0	36,129	0
FFO	$215,219	$169,607	$123,251	$92,484	$90,825
Weighted Average number of common shares and units outstanding:
Basic	97,337,784	86,054,269	81,157,663	69,549,441	54,534,939
Diluted	97,524,971	86,193,574	81,328,739	69,722,700	54,611,974

(1)	Includes amounts from discontinued operations.
The following is a reconciliation between net income (loss) attributable to common shareholders and EBITDA for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 (in thousands):

	For the year ended December 31,
	2013	2012	2011	2010	2009
Net income (loss) attributable to common shareholders	$70,984	$45,146	$12,934	$(24,793)	$(18,770)
Interest expense (1)	57,516	52,896	39,704	36,504	37,956
Income tax expense (1)	470	9,062	7,081	3,424	4,257
Depreciation and amortization (1)	143,991	124,363	111,282	110,676	109,896
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	0	(2)	(191)	(30)
Noncontrolling interests in consolidated entities	17	0	0	0	0
Noncontrolling interests of common units in Operating Partnership	303	281	1	0	15
Noncontrolling interests of preferred units in Operating Partnership	0	0	0	0	367
Distributions to preferred shareholders	17,385	21,733	29,952	26,754	26,388
EBITDA (2)	$290,666	$253,481	$200,952	$152,374	$160,079

(1)	Includes amounts from discontinued operations.

(2)
EBITDA includes the gain on finalization of the Seaview Resort roof project of $0.8 million in 2011. EBITDA includes the gain on sale of Westin City Center Dallas of $29.2 million and the loss on impairment of Seaview Resort, Sheraton Bloomington Hotel Minneapolis South and 330 N. Wabash Avenue property of $24.5 million, $3.2 million and $8.4 million, respectively, in 2010.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012	Variance
Occupancy (1)	79.2%	79.2%	0.1%
ADR	$211.52	$206.03	2.7%
RevPAR	$167.62	$163.10	2.8%
(1) Percentages are rounded to the nearest tenth of a percent.
The above hotel statistics include adjustments made for presentation of comparable information.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of December 31, 2013, the Company held a total of $19.7 million of restricted cash reserves, $13.3 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 39 unencumbered properties as of December 31, 2013, the sale of one or more properties, equity issuances available under the Company’s shelf registration statement and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement (as defined under "Equity Issuances and Redemptions" below).
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
The Company’s senior unsecured credit facility, LHL’s unsecured credit facility and the Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict its ability to make distributions or other payments to its shareholders upon events of default. There are currently no other contractual or other arrangements limiting payment of distributions by the Operating Partnership.
Failure of the Company to comply with the financial covenants contained in its credit facilities, term loans and non-recourse secured mortgages could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions.
If the Company violates the financial covenants contained in any of its credit facilities or term loans, the Company may attempt to negotiate waivers of the violations or amend the terms of the applicable credit facilities or term loans with the lenders thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company. If a default under the credit facilities or term loans were to occur, the Company would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If the Company is unable to refinance its debt on acceptable terms, including at maturity of the credit facilities and term loans, it may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower the Company's cash flow, and, consequently, cash available for distribution to its shareholders.
As of December 31, 2013, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.

Properties Leased to LHL
Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the TRS provisions of the Code. As of December 31, 2013, LHL leased all 45 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L'Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Monaco San Francisco	San Francisco, CA
9.	Hotel Triton	San Francisco, CA
10.	Serrano Hotel	San Francisco, CA
11.	Villa Florence	San Francisco, CA
12.	Chaminade Resort and Conference Center	Santa Cruz, CA
13.	Viceroy Santa Monica	Santa Monica, CA
14.	Chamberlain West Hollywood	West Hollywood, CA
15.	Le Montrose Suite Hotel	West Hollywood, CA
16.	Le Parc Suite Hotel	West Hollywood, CA
17.	The Grafton on Sunset	West Hollywood, CA
18.	Donovan House	Washington, D.C.
19.	Hotel George	Washington, D.C.
20.	Hotel Helix	Washington, D.C.
21.	Hotel Madera	Washington, D.C.
22.	Hotel Palomar, Washington, DC	Washington, D.C.
23.	Hotel Rouge	Washington, D.C.
24.	Sofitel Washington, DC Lafayette Square	Washington, D.C.
25.	The Liaison Capitol Hill	Washington, D.C.
26.	Topaz Hotel	Washington, D.C.
27.	Southernmost Hotel Collection	Key West, FL
28.	Hotel Chicago (formerly Hotel Sax Chicago)	Chicago, IL
29.	Westin Michigan Avenue	Chicago, IL
30.	Indianapolis Marriott Downtown	Indianapolis, IN
31.	Hyatt Boston Harbor (formerly Harborside Hyatt Conference Center & Hotel)	Boston, MA
32.	Onyx Hotel	Boston, MA
33.	The Liberty Hotel	Boston, MA
34.	Westin Copley Place	Boston, MA
35.	Gild Hall	New York, NY
36.	Hotel Roger Williams	New York, NY
37.	Park Central Hotel	New York, NY
38.	WestHouse Hotel New York	New York, NY
39.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
40.	Westin Philadelphia	Philadelphia, PA
41.	Hotel Viking	Newport, RI
42.	Hilton Alexandria Old Town	Alexandria,VA
43.	Lansdowne Resort	Lansdowne,VA
44.	Alexis Hotel	Seattle, WA
45.	Hotel Deca	Seattle, WA

Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of December 31, 2013 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$578,031	$42,634	$535,397	$0	$0
Borrowings under credit facilities (2)	229,537	4,295	225,242	0	0
Rents (3)	524,829	10,333	21,273	22,139	471,084
Massport Bonds (1)	43,275	186	373	42,716	0
Term loans (4)	531,630	13,906	324,774	13,039	179,911
Purchase commitments (5)
Purchase orders and letters of commitment	37,726	37,726	0	0	0
Total obligations and commitments	$1,945,028	$109,080	$1,107,059	$77,894	$650,995

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Interest expense is calculated based on the variable rate as of December 31, 2013. It is assumed that the outstanding debt as of December 31, 2013 will be repaid upon maturity with interest-only payments until then. On January 8, 2014, the Company refinanced its senior unsecured credit facility and LHL refinanced its unsecured credit facility resulting in new maturity dates of January 8, 2018, subject to two six-month extension options, pursuant to certain terms and conditions.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
Amounts include principal and interest. The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan and the five-year term, including a one-year extension subject to certain conditions, of the Second Term Loan, resulting in fixed all-in interest rates of 3.62% and 2.43%, respectively, at the Company's current leverage ratio (as defined in the agreements). It is assumed that the outstanding debt as of December 31, 2013 will be repaid upon maturity with fixed interest-only payments until then. On January 8, 2014, the Company refinanced its Second Term Loan resulting in a new maturity date of January 8, 2019.

(5)
As of December 31, 2013, purchase orders and letters of commitment totaling approximately $37.7 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

Debt Summary
Debt as of December 31, 2013 and 2012 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	December 31, 2013	December 31, 2012
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2016 (a)	$220,000	$153,000
LHL unsecured credit facility	Floating (b)	January 2016 (b)	606	0
Total borrowings under credit facilities			220,606	153,000
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	August 2016 (c)	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hotel Solamar	5.49%	December 2013 (e)	0	60,134
Hotel Deca	6.28%	August 1, 2014 (f)	8,809	9,111
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	135,315	137,172
Indianapolis Marriott Downtown	5.99%	July 2016	98,875	100,142
Hotel Roger Williams	6.31%	August 2016	61,416	62,543
Mortgage loans at stated value			514,415	579,102
Unamortized loan premium (g)			41	118
Total mortgage loans			514,456	579,220
Total debt			$1,255,062	$1,252,220

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2013, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $220,000 was 1.92%. As of December 31, 2012, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $153,000 was 2.22%. On January 8, 2014, the Company refinanced its senior unsecured credit facility resulting in a new maturity date of January 2018, subject to two six-month extension options, pursuant to certain terms and conditions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2013, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $606 was 1.92%. There were no borrowings outstanding at December 31, 2012. On January 8, 2014, LHL refinanced its unsecured credit facility resulting in a new maturity date of January 2018, subject to two six-month extension options, pursuant to certain terms and conditions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and the five-year term, including a one-year extension subject to certain conditions, of the Second Term Loan (as defined below), resulting in fixed all-in interest rates at December 31, 2013 of 3.62% and 2.43%, respectively, and at December 31, 2012 of 3.87% and 2.68%, respectively, at the Company's current leverage ratio (as defined in the agreements). On January 8, 2014, the Company refinanced its Second Term Loan resulting in a new maturity date of January 2019.

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2015, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have two one-year extension options and are secured by the Hyatt Boston Harbor (formerly the Harborside Hyatt Conference Center & Hotel). The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2013 were 0.70% and 0.40% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2012 were 0.65% and 0.17% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement.

(e)	The Company repaid the mortgage loan on June 3, 2013 through borrowings on its senior unsecured credit facility.

(f)	The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(g)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $41 as of December 31, 2013 and $118 as of December 31, 2012.
A summary of the Company’s interest expense and weighted average interest rates for borrowings for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	For the year ended December 31,
	2013	2012	2011
Interest Expense:
Interest incurred	$55,912	$51,351	$39,196
Amortization of deferred financing costs	2,253	1,915	967
Capitalized interest	(649)	(370)	(459)
Interest expense	$57,516	$52,896	$39,704

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	2.1%	2.2%	1.2%
LHL unsecured credit facility	2.0%	2.1%	1.1%
Massport Bonds	0.2%	0.3%	0.2%
Credit Facilities
On January 8, 2014, the Company refinanced its $750.0 million senior unsecured credit facility with a syndicate of banks. As amended, the credit facility now matures on January 8, 2018, subject to two six-month extensions that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1.05 billion. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
On January 8, 2014, LHL also refinanced its $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. As amended, the LHL credit facility now matures on January 8, 2018, subject to two six-month extensions that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility.
The Company's senior unsecured credit facility and LHL's unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Term Loans
On May 16, 2012, the Company entered into a $177.5 million unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at December 31, 2013, for the full seven-year term (see “Derivative and Hedging Activities” below).
On January 8, 2014, the Company refinanced its $300.0 million unsecured term loan (the "Second Term Loan"). The Second Term Loan includes a new accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500.0 million. The Second Term Loan has a new five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.43% at December 31, 2013, through August 2, 2017 (see "Derivative and Hedging Activities below").

The Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) ("OCI"). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) ("AOCI") related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company's variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the First Term Loan's full seven-year term, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at December 31, 2013. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.43% at December 31, 2013. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.
The following table presents the effect of derivative instruments on the Company's consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the years ended December 31, 2013 and 2012 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the year ended			For the year ended
	December 31,			December 31,
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	$12,375	$(7,759)	Interest expense	$4,248	$2,074
During the year ended December 31, 2013 and 2012, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of December 31, 2013, there was $4.6 million in cumulative unrealized gain, of which $4.6 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. As of December 31, 2012, there was $7.8 million in cumulative unrealized loss, of which $7.7 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $4.4 million will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of December 31, 2013.
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

Financial Covenants
Failure of the Company to comply with the financial covenants contained in its credit facilities, term loans and non-recourse secured mortgages could result from, among other things, changes in its results of operations, the incurrence of additional debt or changes in general economic conditions.
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
As of December 31, 2013, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		December 31, 2013	December 31, 2012
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$4,616	$0
Derivative interest rate instruments	Accounts payable and accrued expenses	$0	$7,759

The fair value of each derivative instrument is based on a discounted cash flow analysis of the expected cash flows under each arrangement. This analysis reflects the contractual terms of the derivative instrument, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities, which are classified within level 2 of the fair value hierarchy. The Company also incorporates credit value adjustments to appropriately reflect each parties' nonperformance risk in the fair value measurement, which utilizes level 3 inputs such as estimates of current credit spreads. However, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified within level 2 of the fair value hierarchy.
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company's consolidated financial statements as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$71,014	$71,014	$68,490	$68,490
Borrowings under credit facilities	$220,606	$220,957	$153,000	$153,719
Term loans	$477,500	$477,053	$477,500	$475,752
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$514,456	$522,788	$579,220	$607,109
The Company estimates the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 3.1% and 2.9% as of December 31, 2013 and 2012, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company's. The Company estimates that the fair value of its note receivable approximates its carrying value due to the relatively short period until maturity.
At December 31, 2013 and 2012, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Issuances and Redemptions
From February 1, 2012 through February 14, 2012, the Company sold 1,714,939 common shares of beneficial interest, par value $0.01 per share, under an equity distribution agreement (the “2011 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). After deducting the Manager’s discounts and commissions of $0.6 million, the Company raised net proceeds of $46.6 million. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and for general corporate purposes.
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
On December 19, 2012, the Company completed an underwritten public offering of 9,200,000 common shares of beneficial interest, par value $0.01 per share, including the full exercise of the underwriters' option to purchase additional shares. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of $209.1 million. The net proceeds were used to fund the acquisition of The Liberty Hotel on December 28, 2012, to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.
On February 20, 2013, the Company entered into an equity distribution agreement (the "2013 Agreement") with the Manager. Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250.0 million. The 2013 Agreement replaced the 2011 Agreement, under which $146.0 million of aggregate gross proceeds remained for potential issuance. During the year ended December 31, 2013, the Company incurred offering costs of $0.2 million related to executing and maintaining the 2013 Agreement.
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
On April 5, 2013, the Company redeemed 4,000,000 of the 6,348,888 outstanding Series G Preferred Shares for $100.0 million ($25.00 per share) plus accrued distributions through April 5, 2013 of $1.9 million. The redemption value of the Series G Preferred Shares exceeded their carrying value by $1.6 million, which is included in the determination of net income attributable to common shareholders for the year ended December 31, 2013. The $1.6 million represents the offering costs related to the redeemed Series G Preferred Shares.

From May 24, 2013 through May 31, 2013, the Company sold 721,706 common shares of beneficial interest, par value $0.01 per share, under the 2013 Agreement. After deducting the Manager's discounts and commissions of $0.2 million, the Company raised net proceeds of $19.7 million. The net proceeds were used to pay down amounts outstanding under the Company's senior unsecured credit facility and for general corporate purposes. As of December 31, 2013, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230.1 million.
On October 25, 2013, the Company completed an underwritten public offering of 7,705,000 common shares of beneficial interest, par value $0.01 per share, including the full exercise of the underwriters' option to purchase additional shares. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of $228.4 million. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.

Sources and Uses of Cash
As of December 31, 2013, the Company had $13.4 million of cash and cash equivalents and $19.7 million of restricted cash reserves, $13.3 million of which was available for future capital expenditures. Additionally, the Company had $527.7 million available under the Company's senior unsecured credit facility, with $2.3 million reserved for outstanding letters of credit, and $24.4 million available under LHL's unsecured credit facility.
Net cash provided by operating activities was $245.6 million for the year ended December 31, 2013 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $422.0 million for the year ended December 31, 2013 primarily due to the purchases of Harbor Court Hotel, Hotel Triton, Serrano Hotel and Southernmost Hotel Collection and outflows for improvements and additions at the hotels, including the 2013 renovation of the Park Central Hotel.

Net cash provided by financing activities was $154.8 million for the year ended December 31, 2013 primarily due to net proceeds from the common share offerings, net proceeds from the preferred share offering and net proceeds from the credit facilities, partially offset by payment for the redemption of preferred shares, mortgage loan repayments, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.
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
Interest Rate Sensitivity
The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, scheduled maturities and related weighted average interest rates by expected maturity dates are as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate debt	$13,324	$214,797	$586,294	$0	$0	$177,500	$991,915
Weighted average interest	6.2%	5.3%	4.1%	0.0%	0.0%	3.6%	4.3%
Variable rate debt	$0	$0	$220,606	$0	$42,500	$0	$263,106
Weighted average interest	0.0%	0.0%	1.9%	0.0%	0.4%	0.0%	1.7%
Total	$13,324	$214,797	$806,900	$0	$42,500	$177,500	$1,255,021
The table above presents the principal amount of debt maturing each year, including annual amortization of principal, through December 31, 2018 and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2013 and does not reflect new indebtedness, or revisions to terms of existing indebtedness, incurred after that date. On January 8, 2014, the Company refinanced its $750.0 million senior unsecured credit facility and $300.0 million Second Term Loan, and LHL refinanced its $25.0 million unsecured credit facility, resulting in new maturity dates of January 8, 2018, subject to two six-month extensions, pursuant to certain terms and conditions, for the senior unsecured credit facility and the LHL unsecured credit facility, and January 8, 2019 for the Second Term Loan. The Company’s ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2013, the estimated fair value of the Company’s fixed rate debt was $1.0 billion.
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP guidance. As of December 31, 2013, $263.1 million of the Company’s aggregate indebtedness (21.0% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.
If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.7 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $263.1 million, the balance as of December 31, 2013.

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
Based on management’s evaluation as of December 31, 2013, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms.

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
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
Changes in Internal Controls—There was no change to the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
As of the quarter ended December 31, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.
Additional Material Federal Income Tax Considerations
The following is a summary of additional material federal income tax considerations with respect to the ownership of our shares. This summary supplements and should be read together with the discussion under “Material Federal Income Tax Considerations” in the prospectus dated November 20, 2012 and filed as part of a Registration Statement on Form S-3 (No. 333-185081).
Recent Legislation
Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on “qualified dividend income” received by U.S. shareholders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. shareholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our shares of beneficial interest.
Taxation of Non-U.S. Shareholders
For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our shares received by certain non-U.S. shareholders if they held our shares through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our shares received after December 31, 2016 by certain non-U.S. shareholders. If payment of withholding taxes is required, non-U.S. shareholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.
Information Reporting Requirements and Withholding
For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our shares received by U.S. shareholders who own their shares through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our shares received after December 31, 2016 by U.S. shareholders who own their shares through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.

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

3.	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles of amendment and articles supplementary)(26)

3.2	Third Amended and Restated Bylaws of the Registrant(1)

4.1	Form of Common Share of Beneficial Interest(2)

10.1	Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 29, 1998(3)

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002(4)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of September 30, 2003(5)

10.4	Form of Third Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P.(6)

10.5	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 22, 2005(7)

10.6	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of February 8, 2006(8)

10.7	Form of Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operation Partnership, L.P.(9)

10.8	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of November 17, 2006(10)

10.9	Eighth Amendment to Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 15, 2009(11)

10.10	Ninth Amendment to Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of January 24, 2011(12)

10.11	Tenth Amendment to Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 4, 2013(25)

10.12	Form of Management Agreement(2)

10.13	Form of Lease with Affiliated Lessees(2)

10.14	Form of First Amendment to Lease with Affiliated Lessee(13)

10.15	Form of Second Amendment to Lease with Affiliate Lessee(13)

10.16	Promissory Note Secured by Leasehold Mortgage in the original principal amount of $210,000,000 made by LHO Backstreets, L.L.C. and dated as of August 30, 2005(14)

10.17
Leasehold Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) by LHO Backstreets, LLC, as Mortgagor, and Mortgage Electronic Registration Systems, Inc., as Mortgagee and dated as of August 30, 2005(14)

10.18	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through April 21, 2005(15)*

10.19	LaSalle Hotel Properties 2009 Equity Incentive Plan(16)*

10.20	Trustee Fee Deferral Program(17)*

10.21	Form of Time-Based Restricted Share Award Agreement(18)*

10.22	Form of Performance-Based Restricted Share Award Agreement(18)*

Exhibit Number	Description of Exhibit
10.23	Amended and Restated Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties effective October 19, 2009(17)*

10.24	Severance Agreement between Alfred L. Young and LaSalle Hotel Properties effective November 3, 2009(17)*

10.25	Severance Agreement between Bruce A. Riggins and LaSalle Hotel Properties effective January 24, 2011(23)*

10.26	Offer Letter to Michael D. Barnello(19)*

10.27	Offer Letter to Alfred L. Young(20)*

10.28	Offer Letter to Bruce A. Riggins(21)*

10.29	Form of Indemnification Agreement(22)*

10.30
Amended and Restated Senior Unsecured Credit Agreement, dated January 8, 2014, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, Bank of Montreal and The Royal Bank of Scotland plc, as Co-Syndication Agents, and the other lenders named therein(27)

10.31
Senior Unsecured Term Loan Agreement, dated August 2, 2012, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, Compass Bank and U.S. Bank National Association, as Co-Syndication Agents, and the other lenders named therein (24)

10.32
Senior Unsecured Term Loan Agreement, dated as of January 8, 2014, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, Compass Bank and U.S. Bank National Association, as Co-Syndication Agents, and the other lenders named therein(27)

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

101
The following financial statements from LaSalle Hotel Properties’ Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 19, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

*	Represents management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2010 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) filed with the SEC on April 2, 1998 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on August 14, 1998 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2002 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Annual report on Form 10-K filed with the SEC on February 23, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2005 and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2005 and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2006 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2009 and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2011 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on May 12, 1999 and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2005 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-125058) filed with the SEC on May 19, 2005 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-158873) filed with the SEC on April 28, 2009 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 18, 2007 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2008 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2009 and incorporated herein by reference.

(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2011 and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Registrant’s Current report on Form 8-K filed with the SEC on November 12, 2008 and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2011 and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on October 17, 2012 and incorporated herein by reference.

(25)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on March 4, 2013 and incorporated herein by reference.

(26)	Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on April 17, 2013 and incorporated herein by reference.

(27)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on January 13, 2014 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASALLE HOTEL PROPERTIES
Date:	February 19, 2014	BY:	/S/ BRUCE A. RIGGINS
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

Date	Signature
February 19, 2014	/s/ MICHAEL D. BARNELLO	Trustee, President and Chief Executive Officer (Principal Executive Officer)
Michael D. Barnello

February 19, 2014	/s/ DENISE M. COLL	Trustee
Denise M. Coll

February 19, 2014	/s/ JEFFREY T. FOLAND	Trustee
Jeffrey T. Foland

February 19, 2014	/s/ DARRYL HARTLEY-LEONARD	Trustee
Darryl Hartley-Leonard

February 19, 2014	/s/ WILLIAM S. MCCALMONT	Trustee
William S. McCalmont

February 19, 2014	/s/ STUART L. SCOTT	Chairman of the Board of Trustees
Stuart L. Scott

February 19, 2014	/s/ DONALD A. WASHBURN	Trustee
Donald A. Washburn

February 19, 2014	/s/ BRUCE A. RIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Bruce A. Riggins

February 19, 2014	/s/ ALFRED L. YOUNG	Executive Vice President and Chief Operating Officer
Alfred L. Young

LASALLE HOTEL PROPERTIES

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees
LaSalle Hotel Properties:
We have audited the accompanying consolidated balance sheets of LaSalle Hotel Properties (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
February 19, 2014

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees
LaSalle Hotel Properties:
We have audited LaSalle Hotel Properties’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaSalle Hotel Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, LaSalle Hotel Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaSalle Hotel Properties as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 19, 2014, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
February 19, 2014

LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2013	December 31, 2012

Assets:
Investment in hotel properties, net (Note 3)	$3,383,188	$3,053,044
Note receivable (net of unamortized discount of $986 and $3,510, respectively) (Note 3)	71,014	68,490
Property under development (Note 3)	15,394	16,890
Cash and cash equivalents	13,388	35,090
Restricted cash reserves (Note 5)	19,724	17,414
Hotel receivables (net of allowance for doubtful accounts of $344 and $345, respectively)	30,661	28,485
Deferred financing costs, net	6,050	8,235
Deferred tax assets (Note 9)	1,497	1,286
Prepaid expenses and other assets	40,122	27,636
Total assets	$3,581,038	$3,256,570
Liabilities:
Borrowings under credit facilities (Note 4)	$220,606	$153,000
Term loans (Note 4)	477,500	477,500
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $41 and $118, respectively) (Note 4)	514,456	579,220
Accounts payable and accrued expenses	161,085	101,365
Advance deposits	18,301	16,422
Accrued interest	3,828	4,319
Distributions payable	33,299	23,314
Total liabilities	1,471,575	1,397,640
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $237,472 and $227,472, respectively), 40,000,000 shares authorized; 9,498,888 and 9,098,888 shares issued and outstanding, respectively (Note 6)	95	91
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 103,963,828 shares issued and 103,963,318 shares outstanding, and 95,480,358 shares issued and 95,445,444 shares outstanding, respectively (Note 6)	1,039	955
Treasury shares, at cost (Note 6)	(14)	(886)
Additional paid-in capital, net of offering costs of $77,316 and $71,640, respectively	2,379,246	2,118,705
Accumulated other comprehensive income (loss) (Note 4)	4,603	(7,735)
Distributions in excess of retained earnings	(281,578)	(258,004)
Total shareholders’ equity	2,103,391	1,853,126
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	18	18
Noncontrolling interests of common units in Operating Partnership (Note 6)	6,054	5,786
Total noncontrolling interests	6,072	5,804
Total equity	2,109,463	1,858,930
Total liabilities and equity	$3,581,038	$3,256,570
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)

	For the year ended
	December 31,
	2013	2012	2011
Revenues:
Hotel operating revenues:
Room	$667,444	$595,330	$471,023
Food and beverage	238,682	210,306	193,332
Other operating department	63,230	56,510	49,650
Total hotel operating revenues	969,356	862,146	714,005
Other income	7,937	4,929	5,002
Total revenues	977,293	867,075	719,007
Expenses:
Hotel operating expenses:
Room	170,555	150,564	115,839
Food and beverage	165,855	149,894	133,838
Other direct	22,445	20,778	20,390
Other indirect (Note 8)	237,386	212,001	182,771
Total hotel operating expenses	596,241	533,237	452,838
Depreciation and amortization	143,991	124,363	111,282
Real estate taxes, personal property taxes and insurance	53,374	44,551	35,425
Ground rent (Note 5)	11,117	8,588	7,720
General and administrative	22,001	19,769	17,120
Acquisition transaction costs (Note 3)	2,646	4,498	2,571
Other expenses	9,361	3,017	2,527
Total operating expenses	838,731	738,023	629,483
Operating income	138,562	129,052	89,524
Interest income	9,679	4,483	48
Interest expense	(57,516)	(52,896)	(39,704)
Income before income tax expense	90,725	80,639	49,868
Income tax expense (Note 9)	(470)	(9,062)	(7,048)
Income from continuing operations	90,255	71,577	42,820
Discontinued operations (Note 3):
Income from operations of properties disposed of	0	0	829
Income tax expense (Note 9)	0	0	(33)
Net income from discontinued operations	0	0	796
Net income	90,255	71,577	43,616
Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity (Note 3)	0	0	2
Noncontrolling interests in consolidated entities	(17)	0	0
Noncontrolling interests of common units in Operating Partnership (Note 6)	(303)	(281)	(1)
Net (income) loss attributable to noncontrolling interests	(320)	(281)	1
Net income attributable to the Company	89,935	71,296	43,617
Distributions to preferred shareholders	(17,385)	(21,733)	(29,952)
Issuance costs of redeemed preferred shares (Note 6)	(1,566)	(4,417)	(731)
Net income attributable to common shareholders	$70,984	$45,146	$12,934

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)

	For the year ended
	December 31,
	2013	2012	2011
Earnings per Common Share - Basic:
Net income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.73	$0.52	$0.15
Discontinued operations	0.00	0.00	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.73	$0.52	$0.16
Earnings per Common Share - Diluted:
Net income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.73	$0.52	$0.15
Discontinued operations	0.00	0.00	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.73	$0.52	$0.16
Weighted average number of common shares outstanding:
Basic	97,041,484	85,757,969	81,155,228
Diluted	97,228,671	85,897,274	81,326,304

Comprehensive Income:
Net income	$90,255	$71,577	$43,616
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments (Note 4)	12,375	(7,759)	0
Comprehensive income	102,630	63,818	43,616
Comprehensive (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity (Note 3)	0	0	2
Noncontrolling interests in consolidated entities	(17)	0	0
Noncontrolling interests of common units in Operating Partnership (Note 6)	(340)	(257)	(1)
Comprehensive (income) loss attributable to noncontrolling interests	(357)	(257)	1
Comprehensive income attributable to the Company	$102,273	$63,561	$43,617
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2010	$141	$731	$(28)	$1,659,258	$0	$(216,635)	$1,443,467	$33	$0	$33	$1,443,500
Issuance of shares, net of offering costs	28	120	258	393,601	0	0	394,007	0	0	0	394,007
Redemption of preferred shares	(11)	0	0	(26,758)	0	(731)	(27,500)	0	0	0	(27,500)
Repurchase of common shares into treasury	0	0	(27,601)	0	0	0	(27,601)	0	0	0	(27,601)
Options exercised	0	0	0	83	0	0	83	0	0	0	83
Issuance of units	0	0	0	0	0	0	0	0	7,245	7,245	7,245
Deferred compensation, net	0	0	2,828	1,360	0	0	4,188	0	0	0	4,188
Adjustments to noncontrolling interests	0	0	0	1,601	0	0	1,601	0	(1,601)	(1,601)	0
Redeemable noncontrolling interest	0	0	0	0	0	2	2	0	0	0	2
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(69)	(69)	0	0	0	(69)
Distributions on common shares/units ($0.44 per share/unit)	0	0	0	0	0	(36,228)	(36,228)	0	(32)	(32)	(36,260)
Distributions on preferred shares	0	0	0	0	0	(29,952)	(29,952)	(16)	0	(16)	(29,968)
Net income	0	0	0	0	0	43,615	43,615	0	1	1	43,616
Balance, December 31, 2011	$158	$851	$(24,543)	$2,029,145	$0	$(239,998)	$1,765,613	$17	$5,613	$5,630	$1,771,243
Issuance of shares, net of offering costs	0	103	22,847	250,461	0	0	273,411	0	0	0	273,411
Redemption of preferred shares	(67)	0	0	(162,266)	0	(4,417)	(166,750)	0	0	0	(166,750)
Repurchase of common shares into treasury	0	0	(2,122)	0	0	0	(2,122)	0	0	0	(2,122)
Options exercised	0	0	0	74	0	0	74	0	0	0	74
Adjustments to issuance of units	0	0	0	0	0	0	0	0	(746)	(746)	(746)
Deferred compensation, net	0	1	2,932	2,163	0	0	5,096	0	0	0	5,096
Contribution from noncontrolling interest	0	0	0	0	0	0	0	17	0	17	17
Adjustments to noncontrolling interests	0	0	0	(872)	0	0	(872)	0	872	872	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(56)	(56)	0	0	0	(56)
Distributions on common shares/units ($0.71 per share/unit)	0	0	0	0	0	(63,096)	(63,096)	0	(210)	(210)	(63,306)
Distributions on preferred shares	0	0	0	0	0	(21,733)	(21,733)	(16)	0	(16)	(21,749)
Net income	0	0	0	0	0	71,296	71,296	0	281	281	71,577
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(7,735)	0	(7,735)	0	(24)	(24)	(7,759)
Balance, December 31, 2012	$91	$955	$(886)	$2,118,705	$(7,735)	$(258,004)	$1,853,126	$18	$5,786	$5,804	$1,858,930

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity - Continued
(in thousands, except per share/unit data)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Issuance of shares, net of offering costs	44	84	262	354,122	0	0	354,512	0	0	0	354,512
Redemption of preferred shares	(40)	0	0	(98,394)	0	(1,566)	(100,000)	0	0	0	(100,000)
Repurchase of common shares into treasury	0	0	(3)	0	0	0	(3)	0	0	0	(3)
Deferred compensation, net	0	0	613	5,026	0	0	5,639	0	0	0	5,639
Adjustments to noncontrolling interests	0	0	0	(213)	0	0	(213)	0	213	213	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(20)	(20)	0	0	0	(20)
Distributions on common shares/units ($0.96 per share/unit)	0	0	0	0	0	(94,538)	(94,538)	0	(285)	(285)	(94,823)
Distributions on preferred shares	0	0	0	0	0	(17,385)	(17,385)	(17)	0	(17)	(17,402)
Net income	0	0	0	0	0	89,935	89,935	17	303	320	90,255
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	0	0	0	0	12,338	0	12,338	0	37	37	12,375
Balance, December 31, 2013	$95	$1,039	$(14)	$2,379,246	$4,603	$(281,578)	$2,103,391	$18	$6,054	$6,072	$2,109,463
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended
	December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$90,255	$71,577	$43,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,991	124,363	111,282
Amortization of deferred financing costs, mortgage premium and note receivable discount	(348)	764	893
Gain on sale of property	0	0	(760)
Amortization of deferred compensation	5,639	5,096	4,188
Deferred income tax expense	(211)	3,964	5,404
Allowance for doubtful accounts	(1)	24	(797)
Other	449	0	0
Changes in assets and liabilities:
Restricted cash reserves	157	(1,235)	3,284
Hotel receivables	(1,987)	(4,290)	(2,660)
Prepaid expenses and other assets	(8,277)	68	1,070
Accounts payable and accrued expenses	16,633	12,416	(2,936)
Advance deposits	(244)	2,790	2,492
Accrued interest	(491)	827	419
Net cash provided by operating activities	245,565	216,364	165,495
Cash flows from investing activities:
Improvements and additions to properties	(119,739)	(71,135)	(54,820)
Acquisition of properties	(302,135)	(386,615)	(533,767)
Purchase of office furniture and equipment	(47)	(68)	(90)
Acquisition of note receivable	0	(67,416)	0
Restricted cash reserves	(967)	790	(986)
Proceeds from sale of property	0	0	19,727
Property insurance proceeds	843	290	0
Net cash used in investing activities	(422,045)	(524,154)	(569,936)
Cash flows from financing activities:
Borrowings under credit facilities	478,332	403,858	429,191
Repayments under credit facilities	(410,726)	(515,858)	(284,384)
Borrowings on term loans	0	477,500	0
Repayments of mortgage loans	(64,687)	(64,600)	(2,236)
Payment of deferred financing costs	(68)	(4,175)	(5,358)
Distributions to redeemable noncontrolling interest	0	0	(47)
Contribution from noncontrolling interest	0	17	0
Purchase of treasury shares	(3)	(2,122)	(27,601)
Proceeds from exercise of stock options	0	74	83
Proceeds from issuance of preferred shares	110,000	0	68,750
Payment of preferred offering costs	(3,648)	0	(2,380)
Proceeds from issuance of common shares	251,478	282,826	331,030
Payment of common offering costs	(3,759)	(9,745)	(3,559)
Distributions on earned shares from share awards with market conditions	(20)	(56)	(69)
Redemption of preferred shares	(100,000)	(166,750)	(27,500)
Distributions on preferred shares	(17,460)	(24,985)	(29,255)
Distributions on common shares/units	(84,661)	(53,329)	(34,999)
Net cash provided by financing activities	154,778	322,655	411,666
Net change in cash and cash equivalents	(21,702)	14,865	7,225
Cash and cash equivalents, beginning of year	35,090	20,225	13,000
Cash and cash equivalents, end of year	$13,388	$35,090	$20,225
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
As of December 31, 2013, the Company owned interests in 45 hotels with approximately 11,400 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2014 and December 2016. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at December 31, 2013. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at December 31, 2013. See Note 6 for additional disclosures related to common operating partnership units.

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
Investment in Hotel Properties
Upon acquisition, the Company determines the fair value of the acquired long-lived assets, assumed debt and intangible assets and liabilities. The Company’s investments in hotel properties are carried at cost and depreciated using the straight-line method over an estimated useful life of 30 to 40 years for buildings, 15 years for building improvements, the shorter of the useful life of the improvement or the term of the related tenant lease for tenant improvements, 7 years for land improvements, 20 years for golf course land improvements, 20 years for swimming pool assets and 3 to 5 years for furniture, fixtures and equipment. For investments subject to land and building leases that qualify as capital leases, assets are recorded at the estimated fair value of the right to use the leased property at acquisition and depreciated over the shorter of the useful lives of the assets or the term of the respective lease. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.
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
Impairment is indicated if the results of a recoverability analysis indicate that the carrying amount of a hotel exceeds the estimated future undiscounted cash flows. Upon presentation to and discussion with the Board of Trustees, an impairment charge is recorded equal to the excess of the carrying value of the hotel over the fair value. When performing a recoverability test or estimating the fair value of a property, the Company makes certain assumptions including, but not limited to, consideration of:

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
Intangible Assets
The Company does not amortize intangible assets with indefinite useful lives. Non-amortizable intangible assets are reviewed annually for impairment and more frequently if events or circumstances indicate that the assets may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset. As of December 31, 2013 and 2012, the Company did not have any value attributed to such non-amortizable intangible assets in the accompanying consolidated balance sheets.

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
Deferred Financing Costs
Financing costs related to long-term debt are recorded at cost and are amortized as interest expense over the life of the related debt instrument. Accumulated amortization at December 31, 2013 and 2012 was $4,988 and $2,938, respectively.
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
As of December 31, 2013, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
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
Earnings per Common Share
Basic earnings per common share is based on the weighted average number of common shares of beneficial interest outstanding during the year excluding the weighted average number of unvested restricted shares (“participating securities” as defined in Note 11). The basic earnings per share calculation excludes the effect of such participating securities. Diluted earnings per common share is based on the basic weighted average number of common shares of beneficial interest outstanding plus the effect of in-the-money stock options and compensation-related shares. Any anti-dilutive shares are excluded from the diluted earnings per share calculation.
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2013, 2012, and 2011, comprehensive income was $102,630, $63,818 and $43,616, respectively. As of December 31, 2013, the Company's accumulated other comprehensive income was $4,603 and, as of December 31, 2012, the Company's accumulated other comprehensive loss was $7,735.
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

3.	Investment in Properties
Investment in hotel properties as of December 31, 2013 and 2012 consists of the following:

	December 31, 2013	December 31, 2012
Land	$602,697	$480,705
Buildings and improvements	3,191,286	2,932,532
Furniture, fixtures and equipment	557,090	472,052
Investment in hotel properties, gross	4,351,073	3,885,289
Accumulated depreciation	(967,885)	(832,245)
Investment in hotel properties, net	$3,383,188	$3,053,044
As of December 31, 2013 and 2012, buildings and improvements include capital lease assets of $186,711 and $94,895, respectively, and accumulated depreciation includes amounts related to capital lease assets of $10,104 and $6,234, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all period presented.
The December 31, 2013 balance of investment in hotel properties excludes $15,394 classified as property under development primarily at Hotel George, Hotel Chicago (formerly Hotel Sax Chicago), Hilton Alexandria Old Town, Onyx Hotel, Donovan House and Park Central Hotel. The December 31, 2012 balance of investment in hotel properties excludes $16,890 classified as property under development primarily at Park Central Hotel, Hotel Monaco San Francisco, Hotel Deca and Hotel Madera.
Interest, real estate taxes and insurance costs incurred during the renovation or development period are capitalized and depreciated over the lives of the renovated or developed assets. Capitalized interest for the years ended December 31, 2013, 2012 and 2011 was $649, $370 and $459, respectively.
The hotels owned as of December 31, 2013 are located in California (17), the District of Columbia (nine), Florida (one), Indiana (one), Illinois (two), Massachusetts (four), New York (four), Pennsylvania (two), Rhode Island (one), Virginia (two) and Washington state (two).
Investment in Joint Venture
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
(1) See "Note Receivable" below.
The sources of the funding for the March 8, 2012 acquisition were proceeds from prior issuances of common shares of beneficial interest under the 2011 Agreement (as defined below in Note 6) and borrowings under the Company’s senior unsecured credit facility. The source of the funding for the December 6, 2012 acquisition was borrowings under the Company's Second Term Loan (see Note 4). The source of the funding for the December 28, 2012 acquisition, which is subject to a ground lease expiring on May 22, 2080 determined to be an operating lease (see Note 5), was proceeds from the sale of common shares of beneficial interest on December 19, 2012 (see Note 6). Total revenues and net income from the hotels acquired during 2012 of $26,647 and $2,368, respectively, are included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2012.

During 2013, the Company acquired 100% interests in four full-service hotels, each of which is leased to LHL. The Company recorded the acquisitions at fair value using model-derived valuations, with the estimated fair value recorded to investment in hotel properties, capital lease obligations, and hotel working capital assets and liabilities. In connection with the acquisitions, the Company incurred acquisition transaction costs that were expensed as incurred. The following is a summary of the acquisitions:

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the year ended December 31, 2013
Harbor Court Hotel	August 1, 2013	131	San Francisco, CA	$36,875	Kimpton Hotel & Restaurant Group, L.L.C.	$578
Hotel Triton	August 1, 2013	140	San Francisco, CA	10,900	Kimpton Hotel & Restaurant Group, L.L.C.	115
Serrano Hotel	August 21, 2013	236	San Francisco, CA	71,500	Kimpton Hotel & Restaurant Group, L.L.C. (1)	1,010
Southernmost Hotel Collection	August 27, 2013	260	Key West, FL	184,500	Highgate Hotels	943
Total				$303,775		$2,646
(1) Effective January 29, 2014, management transitioned to Access Hotels & Resorts.
Harbor Court Hotel and Hotel Triton are subject to leases of land and building, which were determined to be capital leases (see Note 5). Accordingly, at acquisition, the Company recorded capital assets related to its leasehold interests of $54,563 and $37,253 for Harbor Court Hotel and Hotel Triton, respectively, based upon the estimated fair values of the rights to use the leased properties for the remaining terms. The capital assets, net of accumulated depreciation for Harbor Court Hotel of $650 and Hotel Triton of $450, are included within investment in hotel properties, net, in the accompanying consolidated balance sheets as of December 31, 2013. Additionally, the Company recorded furniture, fixtures and equipment and inventory of $736 and $1,399 for Harbor Court Hotel and Hotel Triton, respectively, as part of the acquisitions.
The sources of the funding for the 2013 acquisitions were borrowings under the Company’s senior unsecured credit facility. Total revenues and net income from the hotels acquired during 2013 of $26,591 and $2,683, respectively, are included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2013.
Note Receivable
On July 13, 2012, the Company acquired a performing mezzanine loan secured by pledges of ownership interests of the entities that own the underlying hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The Company acquired the note at a discount of $4,584 for a total purchase price of $67,416 before closing costs. The loan bears interest at 9.76% with interest-only payments to be received monthly through the maturity date of May 11, 2014. The mezzanine loan is subordinate to a $310,000 first mortgage loan secured by the properties that also matures on May 11, 2014. In connection with the acquisition of the mezzanine loan, the Company incurred acquisition transaction costs of $370 during the year ended December 31, 2012, which expenses are included in the 2012 table above. On February 10, 2014, the Company received early repayment in full of the mezzanine loan (see Note 13).
Condensed Pro Forma Financial Information (Unaudited)
The results of operations of acquired properties are included in the consolidated statements of operations and comprehensive income beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the above described 2012 and 2013 acquisitions had been consummated prior to January 1, 2011 and 2012, respectively, the beginning of the reporting period prior to acquisition. In addition, for purposes of the unaudited condensed pro forma financial information only, the February 1, 2012 through February 14, 2012 issuance of 1,714,939 common shares of beneficial interest, the May 18, 2012 through May 30, 2012 issuance of 641,069 common shares of beneficial interest, the August 8, 2012 issuance of 3,100 common shares of beneficial interest, the December 19, 2012 issuance of 9,200,000 common shares of beneficial interest, the May 24, 2013 through May 31, 2013 issuance of 721,706 common shares of beneficial interest and the October 25, 2013 issuance of 7,705,000 common shares of beneficial interest are presented as if the issuances had occurred as of January 1, 2011. No adjustments have been made to the unaudited condensed pro forma financial information presented below for the 2012 preferred share redemptions or the 2013 preferred share issuance and redemption, since those transactions have no relation to the acquisitions. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the 2012 and 2013 acquisitions been consummated prior to January 1, 2011 and 2012, respectively, nor does it purport to represent the results of operations for future periods.

The unaudited condensed pro forma financial information for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
	2013	2012
	(unaudited)
Total revenues	$1,023,017	$995,337
Net income	$95,881	$81,054
Net income attributable to common shareholders	$76,610	$54,623
Earnings per common share - basic	$0.74	$0.53
Earnings per common share - diluted	$0.73	$0.52
Weighted average number of common shares outstanding:
Basic	103,594,955	103,488,239
Diluted	103,782,142	103,627,543
Discontinued Operations
The operating results of the Sheraton Bloomington Hotel Minneapolis South, which the Company sold for $20,000 on January 12, 2011, from the Company’s period of ownership and a $760 gain on settlement of the roof repair obligation at the Seaview Resort, which the Company sold on September 1, 2010, are included in discontinued operations for the year ended December 31, 2011 as follows:

For the year ended
December 31, 2011
Operating revenues	$495
Operating expenses	426
Income from operations before gain	69
Gain on sale	760
Income from operations	829
Income tax expense	(33)
Net income from discontinued operations	$796

4.	Long-Term Debt
Debt Summary
Debt as of December 31, 2013 and December 31, 2012 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	December 31, 2013	December 31, 2012
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2016 (a)	$220,000	$153,000
LHL unsecured credit facility	Floating (b)	January 2016 (b)	606	0
Total borrowings under credit facilities			220,606	153,000
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	August 2016 (c)	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hotel Solamar	5.49%	December 2013 (e)	0	60,134
Hotel Deca	6.28%	August 2014 (f)	8,809	9,111
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	135,315	137,172
Indianapolis Marriott Downtown	5.99%	July 2016	98,875	100,142
Hotel Roger Williams	6.31%	August 2016	61,416	62,543
Mortgage loans at stated value			514,415	579,102
Unamortized loan premium (g)			41	118
Total mortgage loans			514,456	579,220
Total debt			$1,255,062	$1,252,220

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2013, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $220,000 was 1.92%. As of December 31, 2012, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $153,000 was 2.22%. On January 8, 2014, the Company refinanced its senior unsecured credit facility resulting in a new maturity date of January 2018, subject to two six-month extension options, pursuant to certain terms and conditions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of December 31, 2013, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $606 was 1.92%. There were no borrowings outstanding at December 31, 2012. On January 8, 2014, LHL refinanced its unsecured credit facility resulting in a new maturity date of January 2018, subject to two six-month extension options, pursuant to certain terms and conditions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and the five-year term, including a one-year extension subject to certain conditions, of the Second Term Loan (as defined below), resulting in fixed all-in interest rates at December 31, 2013 of 3.62% and 2.43%, respectively, and at December 31, 2012 of 3.87% and 2.68%, respectively, at the Company's current leverage ratio (as defined in the agreements). On January 8, 2014, the Company refinanced its Second Term Loan resulting in a new maturity date of January 2019.

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2015, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have two one-year extension options and are secured by the Hyatt Boston Harbor (formerly the Harborside Hyatt Conference Center & Hotel). The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2013 were 0.70% and 0.40% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2012 were 0.65%

and 0.17% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee based on an applicable margin as defined in the Company's senior unsecured credit agreement.

(e)	The Company repaid the mortgage loan on June 3, 2013 through borrowings on its senior unsecured credit facility.

(f)	The Company intends to repay the mortgage loan through borrowings on its credit facilities upon maturity.

(g)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $41 as of December 31, 2013 and $118 as of December 31, 2012.
Future scheduled debt principal payments as of December 31, 2013 are as follows:

2014	$13,324
2015	214,797
2016	806,900
2017	0
2018	42,500
Thereafter	177,500
Total debt principal payments	1,255,021
Premium on mortgage loan	41
Total debt	$1,255,062
A summary of the Company’s interest expense and weighted average interest rates for variable rate debt for the years ended December 31, 2013, 2012 and 2011 is as follows:

	For the year ended December 31,
	2013	2012	2011
Interest Expense:
Interest incurred	$55,912	$51,351	$39,196
Amortization of deferred financing costs	2,253	1,915	967
Capitalized interest	(649)	(370)	(459)
Interest expense	$57,516	$52,896	$39,704

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	2.1%	2.2%	1.2%
LHL unsecured credit facility	2.0%	2.1%	1.1%
Massport Bonds	0.2%	0.3%	0.2%
Credit Facilities
The Company has a $750,000 senior unsecured credit facility with a syndicate of banks. The credit facility matures on January 30, 2016, subject to a one-year extension that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1,000,000. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility. On January 8, 2014, the Company refinanced its senior unsecured credit facility (see Note 13).
LHL has a $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The LHL credit facility matures on January 30, 2016, subject to a one-year extension that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.30% or 0.40% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility. On January 8, 2014, LHL refinanced its unsecured revolving credit facility (see Note 13).

The Company's senior unsecured credit facility and LHL's unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Term Loans
On May 16, 2012, the Company entered into a $177,500 unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at December 31, 2013, for the full seven-year term (see “Derivative and Hedging Activities” below).
On August 2, 2012, the Company entered into a $300,000 unsecured term loan with a four-year term maturing on August 2, 2016, subject to a one-year extension subject to certain conditions (the "Second Term Loan"). The Second Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which rate was 2.43% at December 31, 2013, for the five-year term including the one-year extension (see "Derivative and Hedging Activities" below). On January 8, 2014, the Company refinanced its Second Term Loan (see Note 13).
The Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) ("OCI"). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) ("AOCI") related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company's variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the First Term Loan's full seven-year term, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at December 31, 2013. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 for the Second Term Loan's five-year term, including a one-year extension subject to certain conditions, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.43% at December 31, 2013. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.
The following table presents the effect of derivative instruments on the Company's accompanying consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the years ended December 31, 2013 and 2012:

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the year ended			For the year ended
	December 31,			December 31,
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	$12,375	$(7,759)	Interest expense	$4,248	$2,074
During the years ended December 31, 2013 and 2012, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of December 31, 2013, there was $4,616 in cumulative unrealized gain, of which $4,603 was included in AOCI and $13 was attributable to noncontrolling interests. As of December 31, 2012, there was $7,759 in cumulative unrealized loss, of which $7,735 was included in AOCI and $24 was attributable to noncontrolling interests. The Company expects that approximately $4,369 will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of December 31, 2013.

Bonds Payable
The Company is the obligor with respect to a $37,100 tax-exempt special project revenue bond and a $5,400 taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at the Company’s option, without penalty. The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire on February 14, 2015 pursuant to amendments to the agreements during 2013. The Royal Bank of Scotland letters of credit also have two one-year extensions that the Company may exercise at its option, subject to certain terms and conditions. The Company incurs an annual letter of credit fee of a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement, which is included in interest expense. The Royal Bank of Scotland letters of credit are secured by the Hyatt Harbor Boston (formerly the Harborside Hyatt Conference Center & Hotel). If the Royal Bank of Scotland fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay off the bonds.
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
Financial Covenants
Failure of the Company to comply with the financial covenants contained in its credit facilities, term loans and non-recourse secured mortgages could result from, among other things, changes in its results of operations, the incurrence of additional debt or changes in general economic conditions.
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
As of December 31, 2013, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
Eight of the Company’s hotels, San Diego Paradise Point Resort and Spa, Hyatt Boston Harbor, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar, Viceroy Santa Monica, The Liberty Hotel and Southernmost Hotel Collection are subject to ground leases under non-cancelable operating leases expiring from April 2019 to December 1, 210

2. The ground lease on a restaurant facility at Southernmost Hotel Collection expires in April 2019, but the Company can begin negotiating a renewal one year in advance of the lease expiration. The ground lease at Hyatt Boston Harbor expires in March 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease which expires in December 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year. The ground leases at Viceroy Santa Monica and The Liberty Hotel are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $1,305 and $454 for the years ended December 31, 2013 and 2012, respectively, which is included in total ground rent expense below.
Hotel Roger Williams is subject to a capital lease of land and building which expires in December 2044. At acquisition, the estimated fair value of the remaining rent payments of $4,892 was recorded as a capital lease obligation. This obligation, net of amortization, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
Harbor Court Hotel and Hotel Triton, acquired on August 1, 2013, are subject to leases of land and building which expire in April 2048 and January 2048, respectively. The Company evaluated the terms of the lease agreements and determined the leases to be capital leases pursuant to applicable GAAP guidance. At acquisition, the estimated fair values of the remaining rent payments of $18,424 and $27,752 for Harbor Court Hotel and Hotel Triton, respectively, were recorded as capital lease obligations. These obligations, net of amortization, are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
Total ground rent expense for the years ended December 31, 2013, 2012 and 2011 was $11,117, $8,588 and $7,730, respectively, of which zero, zero and $10, respectively, is related to part of the parking lot at Sheraton Bloomington Hotel Minneapolis South, which is included in discontinued operations for all periods presented. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
Future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2014	$10,333
2015	10,535
2016	10,738
2017	10,987
2018	11,152
Thereafter	471,084
$524,829
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of December 31, 2013, $13,262 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At December 31, 2013, the Company held $19,724 in restricted cash reserves. Included in such amounts are (i) $13,262 of reserve funds for future capital expenditures, (ii) $4,804 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $1,658 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
Common Shares of Beneficial Interest
On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized common shares of beneficial interest from 100,000,000 to 200,000,000. Accordingly, at December 31, 2013 and 2012, there were 200,000,000 authorized common shares.
On January 1, 2012, the Company issued 8,928 common shares of beneficial interest and authorized an additional 8,928 deferred shares to the independent members of its Board of Trustees for their earned 2011 compensation pursuant to award arrangements existing on or before January 1, 2011. These common shares of beneficial interest were issued under the 2009 Plan.
On January 1, 2012, the Company issued 69,899 nonvested shares with service conditions to an executive related to nonvested share awards with market conditions granted on April 28, 2009 (see Note 7 for additional details including vesting information). These common shares of beneficial interest were issued under the 2009 Plan.
On January 19, 2012, the Company issued 10,535 common shares of beneficial interest related to the resignation of Kelly Kuhn from its Board of Trustees for accumulated deferred shares issued as compensation for years 2007 through 2011. These common shares of beneficial interest were issued under the 2009 Plan.
On January 25 and 26, 2012, the Company issued 70,449 nonvested shares with service conditions to the Company’s executives and employees. On July 19, 2012, the Company issued 695 nonvested shares with service conditions to the Company’s employees. The nonvested shares vest over three years, starting December 31, 2012, subject to continued employment. These common shares of beneficial interest were issued under the 2009 Plan.
From February 1, 2012 through February 14, 2012, the Company sold 1,714,939 common shares of beneficial interest, par value $0.01 per share, under an equity distribution agreement (the “2011 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). After deducting the Manager’s discounts and commissions of $589, the Company raised net proceeds of $46,566. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and for general corporate purposes.
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
On December 19, 2012, the Company completed an underwritten public offering of 9,200,000 common shares of beneficial interest, par value $0.01 per share, including the full exercise of the underwriters' option to purchase additional shares. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of $209,108. The net proceeds were used to fund the acquisition of The Liberty Hotel on December 28, 2012, to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.
On December 31, 2012, the Company issued 16,530 nonvested shares with service conditions to executives related to nonvested share awards with market conditions granted on November 3, 2009 and January 27, 2010 (see Note 7 for additional details including vesting information). These common shares of beneficial interest were issued under the 2009 Plan.
On January 1, 2013, the Company issued 10,332 common shares of beneficial interest and authorized an additional 7,921 deferred shares to the independent members of its Board of Trustees for their earned 2012 compensation pursuant to award arrangements existing on or before January 1, 2012. These common shares of beneficial interest were issued under the 2009 Plan.
On January 30, 2013, the Company issued 81,400 nonvested shares with service conditions to the Company’s executives and employees. The nonvested shares vest over three years, starting January 1, 2014, subject to continued employment. These common shares of beneficial interest were issued under the 2009 Plan.

On February 20, 2013, the Company entered into an equity distribution agreement (the "2013 Agreement") with the Manager. Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250,000. The 2013 Agreement replaced the 2011 Agreement, under which $146,024 of aggregate gross proceeds remained. During the year ended December 31, 2013, the Company incurred offering costs of $197 related to executing and maintaining the 2013 Agreement.

From May 24, 2013 through May 31, 2013, the Company sold 721,706 common shares of beneficial interest, par value $0.01 per share, under the 2013 Agreement. After deducting the Manager's discounts and commissions of $250, the Company raised net proceeds of $19,693. The net proceeds were used to pay down amounts outstanding under the Company's senior unsecured credit facility and for general corporate purposes. As of December 31, 2013, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230,057.
On October 25, 2013, the Company completed an underwritten public offering of 7,705,000 common shares of beneficial interest, par value $0.01 per share, including the full exercise of the underwriters' option to purchase additional shares. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of $228,387. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.
Common Dividends
The Company paid the following dividends on common shares/units during the year ended December 31, 2013:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.20	December 31, 2012	December 31, 2012	January 15, 2013
$0.20	March 31, 2013	March 28, 2013	April 15, 2013
$0.20	June 30, 2013	June 28, 2013	July 15, 2013
$0.28	September 30, 2013	September 30, 2013	October 15, 2013
Treasury Shares
Treasury shares are accounted for under the cost method. During the year ended December 31, 2013, the Company received 2,463 common shares of beneficial interest related to employees surrendering shares to pay taxes at the time nonvested shares vested and forfeiting nonvested shares upon resignation.
On August 29, 2011, the Company’s Board of Trustees authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of December 31, 2013, the Company had availability under the Repurchase Program to acquire up to $75,498 of common shares of beneficial interest. However, the Company is not currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares. If authorized by its Board of Trustees, the Company may resume using the Repurchase Program on a future date.
During the year ended December 31, 2013, the Company re-issued 10,332 treasury shares related to earned 2012 compensation for the Board of Trustees and 26,535 treasury shares related to the grants of nonvested shares.

At December 31, 2013, there were 510 common shares of beneficial interest in treasury.
Preferred Shares
On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized preferred shares of beneficial interest from 20,000,000 to 40,000,000. Accordingly, at December 31, 2013 and 2012, there were 40,000,000 authorized preferred shares.
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

On March 4, 2013, the Company issued 4,000,000 6 ⅜% Series I Cumulative Redeemable Preferred Shares ($0.01 par value) ("Series I Preferred Shares") at a price of $25.00 per share and received net proceeds, after deducting underwriting discounts and other offering costs, of $96,667. On March 12, 2013, the underwriters exercised their rights to cover overallotments and purchased 400,000 additional Series I Preferred Shares, resulting in additional net proceeds to the Company of $9,685. The net proceeds were used to redeem a portion of the Company's 7 ¼% Series G Cumulative Redeemable Preferred Shares ("Series G Preferred Shares") on April 5, 2013, to pay down amounts outstanding under the Company's senior unsecured credit facility, and for general corporate purposes.
On April 5, 2013, the Company redeemed 4,000,000 of the 6,348,888 outstanding Series G Preferred Shares for $100,000 ($25.00 per share) plus accrued distributions through April 5, 2013 of $1,913. The redemption value of the Series G Preferred Shares exceeded their carrying value by $1,566, which is included in the determination of net income attributable to common shareholders for the year ended December 31, 2013. The $1,566 represents the offering costs related to the redeemed Series G Preferred Shares.
The following Preferred Shares were outstanding as of December 31, 2013:

Security Type	Number of Shares
7 ¼% Series G Preferred Shares	2,348,888
7 ½% Series H Preferred Shares	2,750,000
6 ⅜% Series I Preferred Shares	4,400,000
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
The Company may not optionally redeem the Series H Preferred Shares and Series I Preferred Shares prior to January 24, 2016 and March 4, 2018, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Series H Preferred Shares and Series I Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. In addition, upon the occurrence of a change of control (as defined in the Company's charter), the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT LLC or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Series H Preferred Shares and Series I in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions to and including the date of redemption. If the Company does not exercise its right to redeem the Series H Preferred Shares and Series I Preferred Shares upon a change of control, the holders of Series H Preferred Shares and Series I Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a cap of 4,680,500 common shares and 8,835,200 commons shares, respectively.

Preferred Dividends
The Company paid the following dividends on preferred shares during the year ended December 31, 2013:

	Dividend per	For the
Security Type	Share (1)	Quarter Ended	Record Date	Payable Date
7 ¼% Series G	$0.45	December 31, 2012	January 1, 2013	January 15, 2013
7 ½% Series H	$0.47	December 31, 2012	January 1, 2013	January 15, 2013
7 ¼% Series G (redemption)	$0.48	March 31, 2013	March 28, 2013	April 5, 2013
7 ¼% Series G	$0.45	March 31, 2013	March 28, 2013	April 15, 2013
7 ½% Series H	$0.47	March 31, 2013	March 28, 2013	April 15, 2013
6 ⅜% Series I	$0.18	March 31, 2013	March 28, 2013	April 15, 2013
7 ¼% Series G	$0.45	June 30, 2013	July 1, 2013	July 15, 2013
7 ½% Series H	$0.47	June 30, 2013	July 1, 2013	July 15, 2013
6 ⅜% Series I	$0.40	June 30, 2013	July 1, 2013	July 15, 2013
7 ¼% Series G	$0.45	September 30, 2013	October 1, 2013	October 15, 2013
7 ½% Series H	$0.47	September 30, 2013	October 1, 2013	October 15, 2013
6 ⅜% Series I	$0.40	September 30, 2013	October 1, 2013	October 15, 2013

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
Noncontrolling Interests of Common Units in Operating Partnership
As of December 31, 2013, the Operating Partnership had 296,300 common units of limited partnership interest outstanding, representing a 0.3% partnership interest held by the limited partners. As of December 31, 2013, approximately $9,144 of cash or the equivalent value in common shares, at the Company's option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $9,144 is based on the Company's closing common share price of $30.86 on December 31, 2013, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. The outstanding common units of limited partnership are redeemable for cash, or at the Company's option, for a like number of common shares of beneficial interest of the Company upon completion of the required hold period which ended on December 28, 2013.
The following schedule presents the effects of changes in the Company’s ownership interest in the Operating Partnership on the Company’s equity:

	For the year ended December 31,
	2013	2012	2011
Net income attributable to common shareholders	$70,984	$45,146	$12,934
(Decrease) increase in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	(213)	(872)	1,601
Change from net income attributable to common shareholders and adjustments to noncontrolling interests	$70,771	$44,274	$14,535

7.	Equity Incentive Plan
The common shareholders approved the 2009 Plan, which permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, nonvested share awards, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019. The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation, and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Nonvested share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three to five year period, with certain awards vesting over periods of up to nine years. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. There were no stock options outstanding as of December 31, 2013. At December 31, 2013, there were 1,191,479 common shares available for future grant under the 2009 Plan (including shares that the Company has reserved for issuance under the 2009 Plan pursuant to outstanding nonvested share awards with market or performance conditions).
Nonvested Share Awards with Service Conditions
From time to time, the Company awards nonvested shares under the 2009 Plan to members of the Board of Trustees, executives, and employees. The nonvested shares vest over three to nine years based on continued service or employment. The Company determines the grant date fair value of the nonvested shares based upon the grant date stock price of its common shares and target number of shares per the award agreements. Compensation costs are recognized on a straight-line basis over the requisite service period and are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.
A summary of the Company’s nonvested shares with service conditions as of December 31, 2013 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2013	252,772	$29.72
Granted	83,299	27.19
Vested	(294)	27.19
Forfeited	(2,360)	27.34
Nonvested at December 31, 2013 (1)	333,417	$29.11

(1)	Amount excludes 34,318 share awards with market conditions which were earned but nonvested due to a service condition as of December 31, 2013.
As of December 31, 2013 and 2012, there were $5,160 and $5,919, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of December 31, 2013 and 2012, these costs were expected to be recognized over a weighted–average period of 2.3 and 2.7 years, respectively. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the years ended December 31, 2013, 2012 and 2011 was $8, $5,267 and $7,089, respectively. Compensation costs (net of forfeitures) included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $2,959, $3,090 and $2,763 for the years ended December 31, 2013, 2012 and 2011, respectively.
Nonvested Share Awards with Market or Performance Conditions
On May 31, 2008, the Company’s Board of Trustees entered into three Performance-Based Share Agreements (the “Share Agreements”), awarding 125,000 nonvested share awards with market conditions, in 25,000, 50,000 and 50,000 increments, of nonvested shares to an executive. The actual amounts of the shares awarded earned for each of the Share Agreements is based on the specified three-year performance measurement periods ending on July 1, 2011, 2014 and 2017, respectively. The actual amounts of the shares awarded are to range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the Share Agreements, and none of the shares are outstanding until issued in accordance with the Share Agreements.
On July 1, 2011, the executive earned 84.8% of the 25,000 target number of shares, or 21,190 shares. The shares representing the difference between 84.8% and 100% of the target, or 3,810 shares, were forfeited on July 1, 2011. All of the earned shares vested immediately on July 1, 2011. The executive received a cash payment of $31 on the earned shares equal to the value of all dividends paid on common shares from June 30, 2008 until the determination date, July 1, 2011. As of July 1, 2011, the executive is entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 50,000 shares, fair value was estimated on July 1, 2011, the beginning of the performance measurement period, and, with respect to the additional 50,000 shares, fair value will be estimated on July 1, 2014, the beginning of the performance measurement period.
On April 28, 2009, the Company’s Board of Trustees granted a target of 70,344 nonvested share awards with market conditions to executives. On January 20, 2011, the Company's former Chief Financial Officer, upon his termination, earned a net 107.6% of his 32,118 target number of shares, or 34,570 shares, based on the performance measurement period of January 1, 2009 through January 20, 2011. All of his earned shares vested immediately on January 20, 2011. No additional shares were earned or vested related to the former Chief Financial Officer subsequent to this date. The actual amounts awarded of the remaining 38,226 awards held by the Company's Chief Executive Officer were determined on January 1, 2012, based on the performance measurement period of January 1, 2009 through December 31, 2011, in accordance with the terms of his award agreement. On January 1, 2012, the Chief Executive Officer earned 182.9% of his target number of shares, or 69,899 shares. Of the earned shares, 23,300 shares vested immediately on January 1, 2012, 23,300 shares vested on December 31, 2012 and 23,299 shares will vest on January 1, 2014 based on continued employment. The Chief Executive Officer received a cash payment of $56 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2008 until the determination date, January 1, 2012. As of January 1, 2012, the Chief Executive Officer is entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
On November 3, 2009 and January 27, 2010, the Company’s Board of Trustees granted a target of 10,228 and 48,648 nonvested share awards with market conditions to executives, respectively. On January 20, 2011, the former Chief Financial Officer, upon his termination, earned a net 35.4% of his 20,171 target number of shares, or 7,137 shares, based on the performance measurement period of January 1, 2010 through January 20, 2011. The shares representing the difference between 35.4% and 100% of the target, or 13,034 shares, were forfeited on January 20, 2011. All of the earned shares vested immediately on January 20, 2011. The actual amounts of the remaining 38,705 awards were determined on December 31, 2012, based on the performance measurement period of January 1, 2010 through December 31, 2012, in accordance with the terms of the award agreements. On December 31, 2012, the executives earned 42.7% of the target number of shares, or 16,530 shares. The shares representing the difference between 42.7% and 100.0% of the target, or 22,175 shares, were forfeited on December 31, 2012. Of the earned shares, 5,511 shares vested immediately on December 31, 2012 and the remaining 11,019 shares will vest in equal amounts on January 1, 2014 and January 1, 2015 based on continued employment. The executives will receive cash payments of $20 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2009 until the determination date, December 31, 2012. As of December 31, 2012, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
On January 24 and January 26, 2011, the Company’s Board of Trustees granted a target of 8,925 and 35,920 nonvested share awards with market conditions to executives, respectively. The actual amounts of the shares awarded will be determined on January 1, 2014 (see Note 13), based on the performance measurement period of January 1, 2011 through December 31, 2013, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the award agreements, and none of the shares are outstanding until issued in accordance with the award agreements. After the actual amounts of the shares awarded are determined (or earned) on January 1, 2014, the earned shares will be issued and outstanding with a portion subject to further vesting based on continued employment. The executives will receive cash payments equal to the value of all dividends paid on common shares from December 31, 2010 until the determination date, January 1, 2014, on only the earned shares, including those shares subject to further vesting. Such amounts will be paid to the executives on or about January 1, 2014. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
On January 26, 2012, the Company’s Board of Trustees granted a target of 79,823 nonvested share awards with market conditions to executives. The actual amounts of the shares awarded will be determined on January 1, 2015, based on the performance measurement period of January 1, 2012 through December 31, 2014, in accordance with the terms of the award agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the award agreements, and none of the shares are outstanding until issued in accordance with the award agreements. After the actual amounts of the shares awarded are determined (or earned) on January 1, 2015, the earned shares will be issued and outstanding with a portion subject to further vesting based on continued employment. The executives will receive cash payments on the earned shares, including those subject to further vesting, equal to the value of all dividends paid on common shares from December 31, 2011 until the determination date, January 1, 2015. Such amounts will be paid to the executives on or about January 1, 2015. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
On January 30, 2013, the Company’s Board of Trustees granted a target of 80,559 nonvested share awards with either market or performance conditions to executives (the "January 30, 2013 Awards"). The actual amounts of the shares awarded with respect to 40,280 of the 80,559 shares will be determined on January 1, 2016, based on the performance measurement period of January 1, 2013 through December 31, 2015, in accordance with the terms of the award agreements. The actual amounts of the shares awarded with respect to the remaining 40,279 of the 80,559 shares will be determined on July 1, 2016, based on the performance measurement period of July 1, 2013 through June 30, 2016, in accordance with the terms of the award agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the award agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2016 and July 1, 2016, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 40,280 shares, amortization commenced on January 30, 2013, the beginning of the requisite service period, and, with respect to 40,279 shares, amortization commenced on July 1, 2013, the beginning of the requisite service period.
The grant date fair values of the above described nonvested share awards with market conditions were determined by the Company using data under the Monte Carlo valuation method provided by a third-party consultant. The terms stipulated in the award agreements used to determine the total amount of the shares awarded for all awards agreements executed prior to 2013 consist of the following three tranches: (1) a comparison of the Company’s “total return” (the increase in the market price of a Company’s common shares plus dividends declared thereon and assuming such dividends are reinvested as calculated by the FTSE NAREIT Equity Index) to the total return of the companies in the FTSE NAREIT Equity Index, (2) a comparison of the Company’s total return to the total returns’ of six companies in a designated peer group of the Company and (3) the Company’s actual performance as compared to a Board-established total return goal.
For the January 30, 2013 Awards, the nonvested awards consist of three tranches in each performance measurement period described above. Two of the tranches in the award agreements are nonvested share awards with market conditions, consistent with tranches described in (2) and (3) above, and were valued on the grant date via the methodology described above using a third-party consultant. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. The grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis. On June 30, 2013, a change in the Company’s estimate of the probable outcome occurred for the award tranches with performance conditions with a performance measurement period of January 1, 2013 through December 31, 2015 as the return on invested capital measurement assumption (see below) was revised from 100% to 200% resulting in a cumulative adjustment to compensation cost. On December 31, 2013, a change in the Company’s estimate of the probable outcome occurred for the award tranches with performance conditions with a performance measurement period of July 1, 2013 through June 30, 2016 as the return on invested capital measurement assumption (see below) was revised from 100% to 200% resulting in a cumulative adjustment to compensation cost.
The capital market assumptions used in the valuations consisted of the following:

•	Factors associated with the underlying performance of the Company’s share price and shareholder returns over the term of the awards including total share return volatility and risk-free interest.

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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
January 30, 2013 Awards (performance period starting January 1, 2013)
Target amounts	38.70%	0.42%	N/A	N/A	$29.38	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$27.20	33.30%
Peer companies	38.70%	0.42%	N/A	0.864	$30.51	33.30%
January 30, 2013 Awards (performance period starting July 1, 2013)
Target amounts	38.70%	0.42%	N/A	N/A	$27.70	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$27.20	33.30%
Peer companies	38.70%	0.42%	N/A	0.864	$31.34	33.30%
January 26, 2012 Awards
Target amounts	65.30%	0.31%	N/A	N/A	$36.22	33.40%
NAREIT index	65.30%	0.31%	N/A	1.370	$35.25	33.30%
Peer companies	65.30%	0.31%	N/A	0.911	$35.33	33.30%
May 31, 2008 Awards (performance period starting July 1, 2011)
Target amounts	83.30%	0.85%	N/A	N/A	$37.64	20.00%
NAREIT index	83.30%	0.85%	N/A	1.318	$36.27	40.00%
Peer companies	83.30%	0.85%	N/A	0.892	$38.79	40.00%
January 24 and 26, 2011 Awards
Target amounts	84.30%	1.05%	N/A	N/A	$40.43	33.40%
NAREIT index	84.30%	1.05%	N/A	1.300	$38.85	33.30%
Peer companies	84.30%	1.05%	N/A	0.898	$41.24	33.30%
January 27, 2010 Awards
Target amounts	83.30%	1.40%	N/A	N/A	$30.02	33.40%
NAREIT index	83.30%	1.40%	N/A	1.281	$28.96	33.30%
Peer companies	83.30%	1.40%	N/A	0.908	$29.28	33.30%
November 3, 2009 Awards
Target amounts	83.10%	1.70%	N/A	N/A	$30.50	20.00%
NAREIT index	83.10%	1.70%	N/A	1.280	$28.72	40.00%
Peer companies	83.10%	1.70%	N/A	0.909	$30.61	40.00%
April 28, 2009 Awards
Target amounts	76.20%	1.39%	N/A	N/A	$15.44	20.00%
NAREIT index	76.20%	1.39%	N/A	1.238	$16.45	40.00%
Peer companies	76.20%	1.39%	N/A	0.907	$16.25	40.00%
May 31, 2008 Awards (performance period starting July 1, 2008)
Target amounts	30.80%	2.90%	N/A	N/A	$24.81	20.00%
NAREIT index	30.80%	2.90%	N/A	1.152	$27.61	40.00%
Peer companies	30.80%	2.90%	N/A	1.022	$28.00	40.00%

A summary of the Company’s restricted share awards with either market or performance conditions as of December 31, 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2013	208,986	$34.61
Granted	80,559	28.89
Vested	0	0.00
Forfeited	0	0.00
Nonvested at December 31, 2013 (1)	289,545	$33.02

(1)
Amount excludes 50,000 restricted share awards with market conditions that have been committed for future grant. Fair value will be estimated at the beginning of the performance measurement period on July 1, 2014.

As of December 31, 2013 and 2012, there were $5,260 and $4,883, respectively, of total unrecognized compensation costs related to restricted share awards with market or performance conditions. As of December 31, 2013 and 2012, these costs were expected to be recognized over a weighted–average period of 2.2 and 2.6 years, respectively. As of December 31, 2013 and 2012, there were 153,943 restricted share awards with market or performance conditions vested. Additionally, there were 34,318 restricted share awards with market or performance conditions earned but nonvested due to a service condition as of December 31, 2013 and 2012. Compensation costs (net of forfeitures) related to restricted share awards with market or performance conditions are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $2,681, $2,006 and $1,426 for the years ended December 31, 2013, 2012 and 2011, respectively.
Board of Trustees’ Compensation
The Company issues common shares of beneficial interest to the independent members of the Board of Trustees for at least half of their compensation in lieu of cash. The Trustees may elect to receive the remaining half in cash or additional common shares. All or a portion of the shares issued may be deferred. The Company issued an aggregate of 20,012, 18,253 and 17,856 shares, including 6,064, 7,921 and 8,928 deferred shares, related to the Trustees’ compensation for the years 2013, 2012 and 2011, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses, including amounts related to discontinued operations, consist of the following expenses incurred by the hotels:

	For the year ended December 31,
	2013	2012	2011
General and administrative	$76,699	$67,465	$56,788
Sales and marketing	55,752	49,803	44,228
Repairs and maintenance	33,741	30,753	26,260
Management and incentive fees	32,850	29,301	24,937
Utilities and insurance	29,077	26,465	22,956
Franchise fees	7,601	6,606	6,088
Other expenses	1,666	1,608	1,802
Total other indirect expenses	237,386	212,001	183,059
Other indirect expenses from discontinued operations	0	0	(288)
Other indirect expenses from continuing operations	$237,386	$212,001	$182,771

As of December 31, 2013, LHL leased all 45 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L'Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Monaco San Francisco	San Francisco, CA
9.	Hotel Triton	San Francisco, CA
10.	Serrano Hotel	San Francisco, CA
11.	Villa Florence	San Francisco, CA
12.	Chaminade Resort and Conference Center	Santa Cruz, CA
13.	Viceroy Santa Monica	Santa Monica, CA
14.	Chamberlain West Hollywood	West Hollywood, CA
15.	Le Montrose Suite Hotel	West Hollywood, CA
16.	Le Parc Suite Hotel	West Hollywood, CA
17.	The Grafton on Sunset	West Hollywood, CA
18.	Donovan House	Washington, D.C.
19.	Hotel George	Washington, D.C.
20.	Hotel Helix	Washington, D.C.
21.	Hotel Madera	Washington, D.C.
22.	Hotel Palomar, Washington, DC	Washington, D.C.
23.	Hotel Rouge	Washington, D.C.
24.	Sofitel Washington, DC Lafayette Square	Washington, D.C.
25.	The Liaison Capitol Hill	Washington, D.C.
26.	Topaz Hotel	Washington, D.C.
27.	Southernmost Hotel Collection	Key West, FL
28.	Hotel Chicago (formerly Hotel Sax Chicago)	Chicago, IL
29.	Westin Michigan Avenue	Chicago, IL
30.	Indianapolis Marriott Downtown	Indianapolis, IN
31.	Hyatt Boston Harbor (formerly Harborside Hyatt Conference Center & Hotel)	Boston, MA
32.	Onyx Hotel	Boston, MA
33.	The Liberty Hotel	Boston, MA
34.	Westin Copley Place	Boston, MA
35.	Gild Hall	New York, NY
36.	Hotel Roger Williams	New York, NY
37.	Park Central Hotel	New York, NY
38.	WestHouse Hotel New York	New York, NY
39.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
40.	Westin Philadelphia	Philadelphia, PA
41.	Hotel Viking	Newport, RI
42.	Hilton Alexandria Old Town	Alexandria,VA
43.	Lansdowne Resort	Lansdowne,VA
44.	Alexis Hotel	Seattle, WA
45.	Hotel Deca	Seattle, WA

9.	Income Taxes
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

The following characterizes distributions paid per common share of beneficial interest and preferred share on a tax basis for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	$	%	$	%	$	%
Common shares of beneficial interest
Ordinary income	$1.0305	100.00%	$0.6989	100.00%	$0.1143	27.33%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.3039	72.67%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
	$1.0305	100.00%	$0.6989	100.00%	$0.4182	100.00%
Preferred shares (Series B)
Ordinary income	$0.0000	N/A	$0.0000	N/A	$0.9538	100.00%
Capital gain	0.0000	N/A	0.0000	N/A	0.0000	0.00%
Unrecaptured Section 1250 gain	0.0000	N/A	0.0000	N/A	0.0000	0.00%
	$0.0000	0.00%	$0.0000	0.00%	$0.9538	100.00%
Preferred shares (Series D)
Ordinary income	$0.0000	N/A	$1.2031	100.00%	$1.8750	100.00%
Capital gain	0.0000	N/A	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.0000	N/A	0.0000	0.00%	0.0000	0.00%
	$0.0000	0.00%	$1.2031	100.00%	$1.8750	100.00%
Preferred shares (Series E)
Ordinary income	$0.0000	N/A	$1.2833	100.00%	$2.0000	100.00%
Capital gain	0.0000	N/A	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.0000	N/A	0.0000	0.00%	0.0000	0.00%
	$0.0000	0.00%	$1.2833	100.00%	$2.0000	100.00%
Preferred shares (Series G)
Ordinary income	$1.8125	100.00%	$1.8125	100.00%	$1.8125	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
	$1.8125	100.00%	$1.8125	100.00%	$1.8125	100.00%
Preferred shares (Series G redeemed) (1)
Ordinary income	$0.9314	100.00%	$1.8125	100.00%	$1.8125	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
	$0.9314	100.00%	$1.8125	100.00%	$1.8125	100.00%
Preferred shares (Series H)
Ordinary income	$1.8750	100.00%	$1.8750	100.00%	$1.3594	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
	$1.8750	100.00%	$1.8750	100.00%	$1.3594	100.00%
Preferred shares (Series I)
Ordinary income	$0.9784	100.00%	$0.0000	N/A	$0.0000	N/A
Capital gain	0.0000	0.00%	0.0000	N/A	0.0000	N/A
Unrecaptured Section 1250 gain	0.0000	0.00%	0.0000	N/A	0.0000	N/A
	$0.9784	100.00%	$0.0000	0.00%	$0.0000	0.00%

(1) On April 5, 2013, the Company redeemed a portion of its Series G Preferred Shares (see Note 6).

Income tax expense was comprised of the following for the years ended December 31, 2013, 2012 and 2011:

	For the year ended December 31,
	2013	2012	2011
LHL’s income tax (benefit) expense	$(308)	$8,983	$6,128
Operating Partnership's income tax expense	778	79	953
Total income tax expense	470	9,062	7,081
Income tax expense from discontinued operations	0	0	(33)
Income tax expense from continuing operations	$470	$9,062	$7,048
The components of LHL’s income tax (benefit) expense and income before income tax (benefit) expense from continuing operations and discontinued operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the year ended December 31,
	2013	2012	2011
LHL’s income tax (benefit) expense:
Federal
Current	$(50)	$3,325	$269
Deferred	51	3,591	4,913
State & local
Current	(47)	1,694	455
Deferred	(262)	373	491
Total	$(308)	$8,983	$6,128
LHL’s income before income tax (benefit) expense:
From continuing operations	$615	$21,089	$15,162
From discontinued operations	0	0	(328)
Total	$615	$21,089	$14,834
LHL’s provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to LHL’s pretax income for the years ended December 31, 2013, 2012 and 2011 as a result of the following differences:

	For the year ended December 31,
	2013	2012	2011
“Expected” federal tax expense at statutory rate	$209	$7,170	$5,043
State income tax expense, net of federal income tax effect	50	1,801	1,005
Other, net	(567)	12	80
Income tax (benefit) expense	$(308)	$8,983	$6,128
LHL’s deferred tax assets (liabilities) as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Net operating loss carryforwards	$1,297	$1,035
Bad debt reserves	228	284
Golf membership deferred revenue	(28)	(198)
Tax credit carryforwards	0	59
Other, net	0	106
Total deferred tax assets	$1,497	$1,286

During the year ended December 31, 2012, the Company exhausted its remaining federal net operating loss carryfowards. As of December 31, 2013, the Company had deferred tax assets of $1,497 primarily due to current and past years’ state tax net operating losses. These state loss carryforwards will generally expire in 2016 through 2033 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets related to state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.
Regarding accounting for uncertainty in income taxes, GAAP guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the previously unrecognized benefit associated with the position is recognized in the financial statements. This guidance applies to all positions related to income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2013	2012	2011
Balance at beginning of year	$0	$708	$652
(Reductions) additions for tax positions of prior years	0	(708)	56
Balance at end of year	$0	$0	$708
All of such amount, if recognized, would have impacted our reconciliation between the income tax expense calculated at the statutory federal income tax rate of 34% and the actual income tax expense recorded each year.
During the second quarter of 2012, the Company resolved its uncertain tax position as a result of a settlement with the applicable taxing authority. Accordingly, the Company has no material unrecognized income tax benefits as of December 31, 2013 and 2012. As of December 31, 2013, the tax years that remain subject to examination by major tax jurisdictions generally include 2009 through 2013.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		December 31, 2013	December 31, 2012
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$4,616	$0
Derivative interest rate instruments	Accounts payable and accrued expenses	$0	$7,759

The fair value of each derivative instrument is based on a discounted cash flow analysis of the expected cash flows under each arrangement. This analysis reflects the contractual terms of the derivative instrument, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities, which are classified within level 2 of the fair value hierarchy. The Company also incorporates credit value adjustments to appropriately reflect each parties' nonperformance risk in the fair value measurement, which utilizes level 3 inputs such as estimates of current credit spreads. However, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified within level 2 of the fair value hierarchy.
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company's consolidated financial statements as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$71,014	$71,014	$68,490	$68,490
Borrowings under credit facilities	$220,606	$220,957	$153,000	$153,719
Term loans	$477,500	$477,053	$477,500	$475,752
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$514,456	$522,788	$579,220	$607,109
The Company estimates the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 3.1% and 2.9% as of December 31, 2013 and 2012, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company's. The Company estimates that the fair value of its note receivable approximates its carrying value due to the relatively short period until maturity.
At December 31, 2013 and 2012, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

11.	Earnings per Common Share
The limited partners’ outstanding limited partnership units in the Operating Partnership (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income or loss. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders used in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.

The computation of basic and diluted earnings per common share is as follows:

	For the year ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to common shareholders before discontinued operations	$70,984	$45,146	$12,138
Discontinued operations	0	0	796
Net income attributable to common shareholders	70,984	45,146	12,934
Dividends paid on unvested restricted shares	(353)	(270)	(169)
Undistributed earnings attributable to unvested restricted shares	0	0	0
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$70,631	$44,876	$12,765
Denominator:
Weighted average number of common shares - basic	97,041,484	85,757,969	81,155,228
Effect of dilutive securities:
Stock options and compensation-related shares	187,187	139,305	171,076
Weighted average number of common shares - diluted	97,228,671	85,897,274	81,326,304
Earnings per Common Share - Basic:
Net income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.73	$0.52	$0.15
Discontinued operations	0.00	0.00	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.73	$0.52	$0.16
Earnings per Common Share - Diluted:
Net income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares	$0.73	$0.52	$0.15
Discontinued operations	0.00	0.00	0.01
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.73	$0.52	$0.16

12.	Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2013	2012	2011
Interest paid, net of capitalized interest	$55,754	$50,154	$38,318
Interest capitalized	649	370	459
Income taxes paid, net	2,353	8,012	1,073
Increase in distributions payable on common shares	10,044	9,899	1,213
(Decrease) increase in distributions payable on preferred shares	(59)	(3,236)	713
Write-off of fully depreciated furniture, fixtures and equipment	7,888	0	0
Write-off of fully amortized deferred financing costs	203	162	3,317
Increase (decrease) in accrued capital expenditures	3,116	(242)	2,550
Grant of restricted shares and awards to employees and executives, net	5,258	4,764	7,486
Issuance of common shares for Board of Trustees compensation	277	494	166
In conjunction with the sale of property, the Company disposed of the following assets and liabilities:
Investment in property, net of closing costs	$0	$0	$19,628
Other assets	0	0	378
Liabilities	0	0	(279)
Sale of property	$0	$0	$19,727
In conjunction with the acquisition of properties, the Company assumed assets and liabilities and issued units as follows:
Investment in properties (after credits at closing)	$(349,802)	$(390,076)	$(541,947)
Issuance of common units	0	0	7,245
Other assets	(2,509)	(1,623)	(3,920)
Liabilities	50,176	5,084	4,855
Acquisition of properties	$(302,135)	$(386,615)	$(533,767)

13.	Subsequent Events
On January 1, 2014, the Company issued 35,652 nonvested shares with service conditions to executives who earned 79.5% of their 44,845 target number of shares from the nonvested share awards with market conditions granted on January 24 and 26, 2011 (see Note 7). One-third of the shares earned, or 11,885 shares, vested immediately on January 1, 2014, and the remaining two-thirds of the shares earned, or 23,767 shares, will vest in equal amounts on January 1, 2015 and January 1, 2016 based on continued employment. The executives received a cash payment of $75 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2010 until the determination date, January 1, 2014. As of January 1, 2014, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares. These common shares of beneficial interest were issued under the 2009 Plan.
On January 1, 2014, the Company issued 13,948 common shares of beneficial interest and authorized an additional 6,064 deferred shares to the independent members of its Board of Trustees for their 2013 compensation. These common shares of beneficial interest were issued under the 2009 Plan.
On January 1, 2014, the Company received 37,762 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested.
On January 8, 2014, the Company refinanced its senior unsecured credit facility and Second Term Loan. The $750,000 senior unsecured credit facility has a revised accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1,050,000. The new maturity date is January 8, 2018, subject to two six-month extension options, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings bear interest at variable rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. The $300,000 Second Term Loan includes a new accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500,000. The Second Term Loan has a new five-year term maturing on January 8, 2019 and bears interest at variable rates, but is hedged to a fixed interest rate based on the Company’s current leverage ratio through August 2, 2017 (see Note 4).  Additionally, LHL refinanced its unsecured revolving credit facility with no change in capacity of $25,000, on similar terms as the senior unsecured credit facility. The new maturity date is January 8, 2018, subject to two six-month extension options, pursuant to certain terms and conditions, including payment of an extension fee.
On January 29, 2014, the Company signed a Purchase and Sale Agreement to acquire a 100% leasehold interest in Hotel Vitale, a 200-room hotel located on the Embarcadero in San Francisco, CA, for $130,000. Closing of this transaction is subject to the City of San Francisco, as landlord, approving of the assignment of the ground lease, and various closing requirements and conditions.
On February 10, 2014, the Company received $72,000 in early repayment of its mezzanine loan which was secured by pledges of ownership interests of the entities that own the underlying hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The mezzanine loan was due to mature on May 11, 2014. The proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility.
The Company paid the following common and preferred share dividends subsequent to December 31, 2013:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share/Unit (1)	Ended	Date	Date
Common Shares/Units	$0.28	December 31, 2013	December 31, 2013	January 15, 2014
7 ¼% Series G Preferred Shares	$0.45	December 31, 2013	January 1, 2014	January 15, 2014
7 ½% Series H Preferred Shares	$0.47	December 31, 2013	January 1, 2014	January 15, 2014
6 ⅜% Series I Preferred Shares	$0.40	December 31, 2013	January 1, 2014	January 15, 2014

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

14.	Quarterly Operating Results (Unaudited)
The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2013 and 2012 (in thousands, except per share data) follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$194,073	$265,955	$272,434	$254,510
Total expenses	196,403	224,949	239,686	235,679
Net (loss) income	(2,330)	41,006	32,748	18,831
Net income attributable to noncontrolling interests	0	(143)	(108)	(69)
Distributions to preferred shareholders	(5,065)	(4,107)	(4,106)	(4,107)
Issuance costs of redeemed preferred shares	0	(1,566)	0	0
Net (loss) income attributable to common shareholders	$(7,395)	$35,190	$28,534	$14,655
Earnings per Common Share—Basic:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.08)	$0.37	$0.30	$0.14
Earnings per Common Share—Diluted:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.08)	$0.37	$0.30	$0.14
Weighted average number of common shares outstanding:
Basic	95,166,029	95,465,464	95,890,474	101,585,583
Diluted	95,166,029	95,630,066	96,082,340	101,820,954

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$172,329	$242,111	$239,057	$218,061
Total expenses	181,066	206,773	208,268	203,874
Net (loss) income	(8,737)	35,338	30,789	14,187
Net loss (income) attributable to noncontrolling interests	22	(130)	(116)	(57)
Distributions to preferred shareholders	(7,402)	(5,999)	(4,166)	(4,166)
Issuance costs of redeemed preferred shares	0	(4,417)	0	0
Net (loss) income attributable to common shareholders	$(16,117)	$24,792	$26,507	$9,964
Earnings per Common Share—Basic:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.19)	$0.29	$0.31	$0.11
Earnings per Common Share—Diluted:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.19)	$0.29	$0.31	$0.11
Weighted average number of common shares outstanding:
Basic	84,499,856	85,451,978	85,876,584	87,186,328
Diluted	84,499,856	85,617,851	86,056,957	87,325,471

LASALLE HOTEL PROPERTIES
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2013
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amounts at Which Carried at Close of Period							Life on Which Depreciation in Statement of Operations is Computed
		Encum- brances	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Accumu- lated Depre- ciation	Net Book Value	Date of Original Construc- tion	Date of Acqui- sition
1.	Le Montrose Suite Hotel	$0	$5,004	$19,752	$2,951	$0	$5,137	$12,725	$5,004	$24,889	$15,676	$23,323	$22,246	1976	4/29/1998	3-40 years
2.	San Diego Paradise Point Resort and Spa	0	0	69,639	3,665	109	35,955	28,375	109	105,594	32,040	76,712	61,031	1962	6/1/1998	3-40 years
3.	Hyatt Boston Harbor (formerly Harborside Hyatt Conference Center & Hotel)	42,500	0	66,159	5,246	16	4,586	7,999	16	70,745	13,245	47,338	36,668	1993	6/24/1998	3-40 years
4.	Hotel Viking	0	2,421	24,375	353	76	16,940	13,221	2,497	41,315	13,574	30,194	27,192	1850	6/2/1999	3-40 years
5.	Topaz Hotel	0	2,137	8,549	0	12	4,131	6,195	2,149	12,680	6,195	10,189	10,835	1963	3/8/2001	3-40 years
6.	Hotel Madera	0	1,682	6,726	0	15	5,168	6,102	1,697	11,894	6,102	8,730	10,963	1963	3/8/2001	3-40 years
7.	Hotel Rouge	0	2,162	8,647	0	17	5,017	7,676	2,179	13,664	7,676	11,688	11,831	1963	3/8/2001	3-40 years
8.	Hotel Helix	0	2,636	10,546	0	14	9,149	8,249	2,650	19,695	8,249	14,903	15,691	1962	3/8/2001	3-40 years
9.	The Liaison Capitol Hill	0	8,353	33,412	2,742	19	13,931	20,386	8,372	47,343	23,128	37,089	41,754	1968	6/1/2001	3-40 years
10.	Lansdowne Resort	0	27,421	74,835	3,114	33,131	27,374	22,532	60,552	102,209	25,646	62,923	125,484	1991	6/17/2003	3-40 years
11.	Hotel George	0	1,743	22,221	531	0	535	3,557	1,743	22,756	4,088	11,029	17,558	1928	9/18/2003	3-40 years
12.	Indianapolis Marriott Downtown	98,875	0	96,173	9,879	0	1,851	12,211	0	98,024	22,090	52,357	67,757	2001	2/10/2004	3-40 years
13.	Hilton Alexandria Old Town	0	11,079	45,539	2,597	0	2,764	7,959	11,079	48,303	10,556	23,305	46,633	2000	5/28/2004	3-40 years
14.	Chaminade Resort and Conference Center	0	5,240	13,111	299	24	9,018	8,896	5,264	22,129	9,195	15,711	20,877	1985	11/18/2004	3-40 years
15.	Hilton San Diego Gaslamp Quarter	0	5,008	77,892	2,250	0	1,056	5,746	5,008	78,948	7,996	24,118	67,834	2000	1/6/2005	3-40 years
16.	The Grafton on Sunset	0	1,882	23,226	431	11	1,038	3,022	1,893	24,264	3,453	8,045	21,565	1954	1/10/2005	3-40 years
17.	Onyx Hotel	0	6,963	21,262	445	0	138	1,111	6,963	21,400	1,556	5,622	24,297	2004	5/18/2005	3-40 years
18.	Westin Copley Place	210,000	0	295,809	28,223	0	17,119	36,668	0	312,928	64,891	117,805	260,014	1983	8/31/2005	3-40 years
19.	Hotel Deca (2)	8,809	4,938	21,720	577	0	506	5,435	4,938	22,226	6,012	8,421	24,755	1931	12/8/2005	3-40 years
20.	The Hilton San Diego Resort and Spa	0	0	85,572	4,800	122	15,367	16,999	122	100,939	21,799	42,127	80,733	1962	12/15/2005	3-40 years
21.	Donovan House	0	11,384	34,573	0	0	36,453	11,553	11,384	71,026	11,553	29,344	64,619	1972	12/16/2005	3-40 years
22.	Le Parc Suite Hotel	0	13,971	31,742	2,741	3	2,097	8,459	13,974	33,839	11,200	13,895	45,118	1970	1/27/2006	3-40 years
23.	Westin Michigan Avenue	135,315	38,158	154,181	24,112	17	14,084	16,506	38,175	168,265	40,618	71,318	175,740	1963/1972	3/1/2006	3-40 years
24.	Hotel Chicago (formerly Hotel Sax Chicago)	0	9,403	104,148	889	155	23,131	17,023	9,558	127,279	17,912	44,846	109,903	1998	3/1/2006	3-40 years
25.	Alexis Hotel	0	6,581	31,062	578	13	8,212	7,086	6,594	39,274	7,664	15,813	37,719	1901/1982	6/15/2006	3-40 years
26.	Hotel Solamar	0	0	79,111	7,890	0	397	2,186	0	79,508	10,076	23,963	65,621	2005	8/1/2006	3-40 years
27.	Gild Hall	0	6,732	45,016	984	2	2,994	9,619	6,734	48,010	10,603	19,473	45,874	1999	11/17/2006	3-40 years
28.	Amarano Burbank	0	5,982	29,292	1,253	329	6,394	3,757	6,311	35,686	5,010	9,501	37,506	2002	12/19/2006	3-40 years
29.	Sofitel Washington, DC Lafayette Square	0	11,082	80,342	2,619	0	150	3,613	11,082	80,492	6,232	11,177	86,629	2002	3/1/2010	3-40 years
30.	Hotel Monaco San Francisco	0	11,435	53,186	3,736	0	0	4,816	11,435	53,186	8,552	7,833	65,340	1910/1995	9/1/2010	3-40 years
31.	Westin Philadelphia.	0	35,100	106,100	3,776	0	392	1,210	35,100	106,492	4,986	11,696	134,882	1990	9/1/2010	3-40 years
32.	Embassy Suites Philadelphia - Center City	0	13,600	62,900	2,504	0	1,529	4,224	13,600	64,429	6,728	8,446	76,311	1963/1993	9/1/2010	3-40 years
33.	Hotel Roger Williams	61,416	0	95,079	3,509	0	(184)	11,395	0	94,895	14,904	14,882	94,917	1930/1998	10/6/2010	3-34 years
34.	Chamberlain West Hollywood	0	6,470	29,085	2,895	0	104	1,931	6,470	29,189	4,826	4,499	35,986	1970/2005	12/6/2010	3-40 years
35.	Viceroy Santa Monica	0	0	75,270	4,747	0	65	3,326	0	75,335	8,073	8,394	75,014	1967/2002	3/16/2011	3-40 years
36.	Villa Florence	0	12,413	50,997	3,202	0	0	802	12,413	50,997	4,004	4,405	63,009	1908	10/5/2011	3-40 years
37/38.	Park Central Hotel/WestHouse Hotel New York	0	135,306	250,262	9,004	0	29,062	43,805	135,306	279,324	52,809	18,470	448,969	1928	12/29/2011	3-40 years
39.	Hotel Palomar, Washington, DC	0	26,859	111,214	5,648	0	350	837	26,859	111,564	6,485	7,210	137,698	1962	3/8/2012	3-40 years
40.	L'Auberge Del Mar	0	13,475	59,481	3,628	0	4	293	13,475	59,485	3,921	2,404	74,477	1989	12/6/2012	3-40 years
41.	The Liberty Hotel	0	0	160,731	9,040	0	145	576	0	160,876	9,616	5,855	164,637	1851/2007	12/28/2012	3-40 years
42.	Harbor Court Hotel	0	0	54,563	714	0	0	5	0	54,563	719	709	54,573	1926/1991	8/1/2013	3-35 years
43.	Hotel Triton	0	0	37,253	1,379	0	0	19	0	37,253	1,398	565	38,086	1912/1991	8/1/2013	3-34.5 years
44.	Serrano Hotel	0	20,475	48,501	2,500	0	0	13	20,475	48,501	2,513	682	70,807	1928/1999	8/21/2013	3-40 years
45.	Southernmost Hotel Collection	0	101,517	79,795	3,105	0	78	416	101,517	79,873	3,521	876	184,035	1958-2008	8/27/2013	3-40 years
	Total	$556,915	$568,612	$2,889,049	$168,556	$34,085	$302,237	$388,534	$602,697	$3,191,286	$557,090	$967,885	$3,383,188

(1)    Costs of disposals, impairments and reclassifications to property under development are reflected as reductions to cost capitalized subsequent to acquisition. Reclassifications from property under development are reflected as increases to cost capitalized subsequent to acquisition.
(2)     Encumbrance on the Hotel Deca is presented at face value which excludes loan premium of $41 at December 31, 2013.

LASALLE HOTEL PROPERTIES
Schedule III—Real Estate and Accumulated Depreciation—Continued
As of December 31, 2013

Reconciliation of Real Estate and Accumulated Depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2010	$2,847,038
Acquisition of hotel properties	541,947
Improvements and additions to hotel properties	38,343
Reclassification from property under development	13,282
Disposal of hotels	(20,000)
Balance at December 31, 2011	$3,420,610
Acquisition of hotel properties	389,330
Improvements and additions to hotel properties	54,672
Reclassification from property under development	20,677
Balance at December 31, 2012	$3,885,289
Acquisition of hotel properties	349,802
Improvements and additions to hotel properties	108,034
Reclassification from property under development	16,317
Disposal of assets	(8,369)
Balance at December 31, 2013	$4,351,073

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2010	$597,676
Depreciation	110,760
Balance at December 31, 2011	$708,436
Depreciation	123,809
Balance at December 31, 2012	$832,245
Depreciation	143,560
Disposal of assets	(7,920)
Balance at December 31, 2013	$967,885