Form 10-Q
period 2014-03-31
LaSalle Hotel Properties
filed 2014-04-23
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 23, 2014
Common Shares of Beneficial Interest ($0.01 par value)	104,060,535
7 ¼% Series G Cumulative Redeemable Preferred Shares ($0.01 par value)	2,348,888
7 ½% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000
6 ⅜% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,370,524	$3,383,188
Note receivable (net of unamortized discount of zero and $986, respectively) (Note 3)	0	71,014
Property under development	4,802	15,394
Cash and cash equivalents	16,892	13,388
Restricted cash reserves (Note 5)	19,694	19,724
Hotel receivables (net of allowance for doubtful accounts of $343 and $344, respectively)	37,362	30,661
Deferred financing costs, net	7,909	6,050
Deferred tax assets	8,141	1,497
Prepaid expenses and other assets	49,952	40,122
Total assets	$3,515,276	$3,581,038
Liabilities:
Borrowings under credit facilities (Note 4)	$196,000	$220,606
Term loans (Note 4)	477,500	477,500
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of $23 and $41, respectively) (Note 4)	513,194	514,456
Accounts payable and accrued expenses	153,921	161,085
Advance deposits	24,001	18,301
Accrued interest	3,701	3,828
Distributions payable	33,326	33,299
Total liabilities	1,444,143	1,471,575
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $237,472), 40,000,000 shares authorized; 9,498,888 shares issued and outstanding (Note 6)	95	95
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 104,060,535 shares issued and outstanding, and 103,963,828 shares issued and 103,963,318 shares outstanding, respectively (Note 6)	1,040	1,039
Treasury shares, at cost (Note 6)	0	(14)
Additional paid-in capital, net of offering costs of $77,316	2,380,191	2,379,246
Accumulated other comprehensive income (Note 4)	3,634	4,603
Distributions in excess of retained earnings	(319,797)	(281,578)
Total shareholders’ equity	2,065,163	2,103,391
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	18	18
Noncontrolling interests of common units in Operating Partnership (Note 6)	5,952	6,054
Total noncontrolling interests	5,970	6,072
Total equity	2,071,133	2,109,463
Total liabilities and equity	$3,515,276	$3,581,038
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share data)
(unaudited)

	For the three months ended
	March 31,
	2014	2013
Revenues:
Hotel operating revenues:
Room	$147,967	$126,988
Food and beverage	54,115	49,846
Other operating department	15,025	13,384
Total hotel operating revenues	217,107	190,218
Other income	1,757	1,486
Total revenues	218,864	191,704
Expenses:
Hotel operating expenses:
Room	43,684	37,584
Food and beverage	41,700	37,304
Other direct	5,181	5,022
Other indirect (Note 8)	60,423	53,735
Total hotel operating expenses	150,988	133,645
Depreciation and amortization	37,760	33,121
Real estate taxes, personal property taxes and insurance	14,954	12,354
Ground rent (Note 5)	2,933	2,495
General and administrative	5,492	5,147
Acquisition transaction costs (Note 3)	107	0
Other expenses	3,207	641
Total operating expenses	215,441	187,403
Operating income	3,423	4,301
Interest income	1,789	2,369
Interest expense	(13,988)	(14,017)
Loss from extinguishment of debt (Note 4)	(2,487)	0
Loss before income tax benefit	(11,263)	(7,347)
Income tax benefit (Note 9)	6,392	5,017
Net loss	(4,871)	(2,330)
Noncontrolling interests of common units in Operating Partnership (Note 6)	6	0
Net loss attributable to the Company	(4,865)	(2,330)
Distributions to preferred shareholders	(4,107)	(5,065)
Net loss attributable to common shareholders	$(8,972)	$(7,395)

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Loss - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended
	March 31,
	2014	2013
Earnings per Common Share - Basic:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.09)	$(0.08)
Earnings per Common Share - Diluted:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.09)	$(0.08)
Weighted average number of common shares outstanding:
Basic	103,691,657	95,166,029
Diluted	103,691,657	95,166,029

Comprehensive Loss:
Net loss	$(4,871)	$(2,330)
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate derivative instruments (Note 4)	(972)	1,519
Comprehensive loss	(5,843)	(811)
Noncontrolling interests of common units in Operating Partnership (Note 6)	9	(5)
Comprehensive loss attributable to the Company	$(5,834)	$(816)
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$91	$955	$(886)	$2,118,705	$(7,735)	$(258,004)	$1,853,126	$18	$5,786	$5,804	$1,858,930
Issuance of shares, net of offering costs	44	0	262	106,255	0	0	106,561	0	0	0	106,561
Repurchase of common shares into treasury	0	0	(2)	0	0	0	(2)	0	0	0	(2)
Deferred compensation, net	0	0	613	674	0	0	1,287	0	0	0	1,287
Adjustments to noncontrolling interests	0	0	0	10	0	0	10	0	(10)	(10)	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(20)	(20)	0	0	0	(20)
Distributions on common shares/units ($0.20 per share/unit)	0	0	0	0	0	(19,132)	(19,132)	0	(60)	(60)	(19,192)
Distributions on preferred shares	0	0	0	0	0	(5,065)	(5,065)	0	0	0	(5,065)
Net loss	0	0	0	0	0	(2,330)	(2,330)	0	0	0	(2,330)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	0	0	0	0	1,514	0	1,514	0	5	5	1,519
Balance, March 31, 2013	$135	$955	$(13)	$2,225,644	$(6,221)	$(284,551)	$1,935,949	$18	$5,721	$5,739	$1,941,688

Balance, December 31, 2013	$95	$1,039	$(14)	$2,379,246	$4,603	$(281,578)	$2,103,391	$18	$6,054	$6,072	$2,109,463
Issuance of shares, net of offering costs	0	1	0	601	0	0	602	0	0	0	602
Repurchase of common shares into treasury	0	0	(1,201)	0	0	0	(1,201)	0	0	0	(1,201)
Deferred compensation, net	0	0	1,215	334	0	0	1,549	0	0	0	1,549
Adjustments to noncontrolling interests	0	0	0	10	0	0	10	0	(10)	(10)	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(75)	(75)	0	0	0	(75)
Distributions on common shares/units ($0.28 per share/unit)	0	0	0	0	0	(29,172)	(29,172)	0	(83)	(83)	(29,255)
Distributions on preferred shares	0	0	0	0	0	(4,107)	(4,107)	0	0	0	(4,107)
Net loss	0	0	0	0	0	(4,865)	(4,865)	0	(6)	(6)	(4,871)
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(969)	0	(969)	0	(3)	(3)	(972)
Balance, March 31, 2014	$95	$1,040	$0	$2,380,191	$3,634	$(319,797)	$2,065,163	$18	$5,952	$5,970	$2,071,133
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,871)	$(2,330)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,760	33,121
Amortization of deferred financing costs, mortgage premium and note receivable discount	(476)	(44)
Loss from extinguishment of debt	2,487	0
Amortization of deferred compensation	1,549	1,287
Deferred income tax expense	(6,644)	(5,284)
Allowance for doubtful accounts	(1)	(11)
Other	116	0
Changes in assets and liabilities:
Restricted cash reserves	332	511
Hotel receivables	(6,700)	(8,046)
Prepaid expenses and other assets	(1,248)	(1,585)
Accounts payable and accrued expenses	(4,756)	527
Advance deposits	5,700	4,138
Accrued interest	(127)	(10)
Net cash provided by operating activities	23,121	22,274
Cash flows from investing activities:
Additions to properties	(14,168)	(7,212)
Improvements to properties	(2,191)	(8,771)
Deposit on acquisition	(10,000)	0
Purchase of office furniture and equipment	(6)	(4)
Repayment of note receivable	72,000	0
Restricted cash reserves	(302)	(1,045)
Property insurance proceeds	350	0
Net cash provided by (used in) investing activities	45,683	(17,032)
Cash flows from financing activities:
Borrowings under credit facilities	202,138	6,710
Repayments under credit facilities	(226,744)	(108,710)
Repayments of mortgage loans	(1,244)	(1,388)
Payment of deferred financing costs	(4,874)	(4)
Purchase of treasury shares	(1,201)	(2)
Proceeds from issuance of preferred shares	0	110,000
Payment of preferred offering costs	0	(3,548)
Payment of common offering costs	0	(255)
Distributions on earned shares from share awards with market conditions	(75)	(20)
Distributions on preferred shares	(4,107)	(4,166)
Distributions on common shares/units	(29,193)	(19,148)
Net cash used in financing activities	(65,300)	(20,531)
Net change in cash and cash equivalents	3,504	(15,289)
Cash and cash equivalents, beginning of period	13,388	35,090
Cash and cash equivalents, end of period	$16,892	$19,801
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Notes to Consolidated Financial Statements
(in thousands, except share/unit data)
(unaudited)

1.	Organization
LaSalle Hotel Properties (the “Company”), a Maryland real estate investment trust organized on January 15, 1998, primarily buys, owns, redevelops and leases upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-administered and self-managed real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company is generally not subject to federal corporate income tax on that portion of its net income that is currently distributed to its shareholders. The income of LaSalle Hotel Lessee, Inc. (together with its wholly owned subsidiaries, “LHL”), the Company’s wholly owned taxable REIT subsidiary (“TRS”), is subject to taxation at normal corporate rates.
As of March 31, 2014, the Company owned interests in 45 hotels with approximately 11,400 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2014 and December 2016. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at March 31, 2014. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at March 31, 2014. See Note 6 for additional disclosures related to common operating partnership units.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Substantially all of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated by the hotel operators to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its Quarterly Reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and estimated revenue and expense amounts for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts.

The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses, recorded on the Company’s consolidated statements of operations and comprehensive income (loss) based on an aggregate estimate, are fairly stated.
Share-Based Compensation
From time to time, the Company awards nonvested shares under the 2009 Equity Incentive Plan (“2009 Plan”), which has approximately five years remaining, as compensation to officers, employees and non-employee trustees (see Note 7). The shares issued to officers and employees vest over three to nine years. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair value of the shares on the date of issuance, adjusted for forfeitures or as the estimated number of shares expected to vest is revised for awards with performance conditions.
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
As of March 31, 2014, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
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
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends GAAP to require reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This pronouncement will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. The Company adopted this accounting pronouncement effective January 1, 2014.
Reclassification
Certain amounts in the 2013 financial statements have been reclassified to conform with 2014 presentation.

3.	Investment in Hotel Properties
Investment in hotel properties as of March 31, 2014 and December 31, 2013 consists of the following:

	March 31, 2014	December 31, 2013
Land	$602,697	$602,697
Buildings and improvements	3,194,523	3,191,286
Furniture, fixtures and equipment	578,787	557,090
Investment in hotel properties, gross	4,376,007	4,351,073
Accumulated depreciation	(1,005,483)	(967,885)
Investment in hotel properties, net	$3,370,524	$3,383,188
As of March 31, 2014 and December 31, 2013, buildings and improvements include capital lease assets of $186,711 and accumulated depreciation includes amounts related to capital lease assets of $11,456 and $10,104, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive loss for all period presented.
Depreciation expense was $37,658 and $33,011 for the three months ended March 31, 2014 and 2013, respectively.
Acquisitions
In connection with the acquisition of Hotel Vitale (see Note 13), the Company incurred acquisition transaction costs of $107 that were expensed as incurred during the three months ended March 31, 2014, which expenses are included in the accompanying consolidated statements of operations and comprehensive loss.
Note Receivable
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
Condensed Pro Forma Financial Information
The results of operations of acquired properties are included in the consolidated statements of operations and comprehensive loss beginning on their respective acquisition dates. The following condensed pro forma financial information is presented as if the following 2013 acquisitions had been consummated on January 1, 2012, the beginning of the reporting period prior to acquisition. In addition, for purposes of the condensed pro forma financial information only, the May 24, 2013 through May 31, 2013 issuance of 721,706 common shares of beneficial interest and the October 25, 2013 issuance of 7,705,000 common shares of beneficial interest are presented as if the issuances had occurred as of January 1, 2012. No adjustments have been made to the condensed pro forma financial information presented below for the 2013 preferred share issuance and redemption, since those transactions have no relation to the acquisitions. The condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the 2013 acquisitions been consummated on January 1, 2012, nor does it purport to represent the results of operations for future periods.
Adjustments have been made to the pro forma financial information for the following acquisitions:

Property	Acquisition Date
Harbor Court Hotel	August 1, 2013
Hotel Triton	August 1, 2013
Serrano Hotel	August 21, 2013
Southernmost Hotel Collection	August 27, 2013

The condensed pro forma financial information for the three months ended March 31, 2013 is as follows:

For the three months ended
March 31, 2013
Total revenues	$209,342
Net loss	$(266)
Net loss attributable to common shareholders	$(5,331)
Earnings per common share - basic	$(0.05)
Earnings per common share - diluted	$(0.05)
Weighted average number of common shares outstanding:
Basic	103,592,735
Diluted	103,592,735

4.	Long-Term Debt
Debt Summary
Debt as of March 31, 2014 and December 31, 2013 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2014	December 31, 2013
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$196,000	$220,000
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	606
Total borrowings under credit facilities			196,000	220,606
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hotel Deca	6.28%	August 2014 (e)	8,728	8,809
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	134,807	135,315
Indianapolis Marriott Downtown	5.99%	July 2016	98,526	98,875
Hotel Roger Williams	6.31%	August 2016	61,110	61,416
Mortgage loans at stated value			513,171	514,415
Unamortized loan premium (f)			23	41
Total mortgage loans			513,194	514,456
Total debt			$1,229,194	$1,255,062

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2014, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $196,000 was 1.86%. As of December 31, 2013, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $220,000 was 1.92%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at March 31, 2014. As of December 31, 2013, the rate, including the applicable margin, for LHL's outstanding LIBOR borrowings of $606 was 1.92%. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates at March 31, 2014 of 3.62% and 2.38%, respectively, and at December 31, 2013 of 3.62% and 2.43%, respectively, at the Company's current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2015, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have two one-year extension options and are secured by the Hyatt Boston Harbor. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2014 were 0.85% and 0.40% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2013 were 0.70% and 0.40% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement.

(e)	On February 25, 2014, the Company notified the lender that it will repay the mortgage loan on May 1, 2014, likely through a borrowing on its senior unsecured credit facility.

(f)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $23 as of March 31, 2014 and $41 as of December 31, 2013.
A summary of the Company’s interest expense and weighted average interest rates for variable rate debt for the three months ended March 31, 2014 and 2013 is as follows:

	For the three months ended
	March 31,
	2014	2013
Interest Expense:
Interest incurred	$13,519	$13,627
Amortization of deferred financing costs	528	564
Capitalized interest	(59)	(174)
Interest expense	$13,988	$14,017

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	1.9%	2.2%
LHL unsecured credit facility	1.9%	2.1%
Massport Bonds	0.4%	0.2%
Credit Facilities
On January 8, 2014, the Company refinanced its $750,000 senior unsecured credit facility with a syndicate of banks. As amended, the credit facility now matures on January 8, 2018, subject to two six-month extensions that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1,050,000. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
On January 8, 2014, LHL also refinanced its $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. As amended, the LHL credit facility now matures on January 8, 2018, subject to two six-month extensions that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility.
The Company's senior unsecured credit facility and LHL's unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.

Term Loans
On May 16, 2012, the Company entered into a $177,500 unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at March 31, 2014, for the full seven-year term (see “Derivative and Hedging Activities” below).
On January 8, 2014, the Company refinanced its $300,000 unsecured term loan (the "Second Term Loan"). The Second Term Loan includes a new accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500,000. The Second Term Loan has a new five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at March 31, 2014, through August 2, 2017 (see "Derivative and Hedging Activities below").
The Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) ("OCI"). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) ("AOCI") related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company's variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the First Term Loan's full seven-year term, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at March 31, 2014. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at March 31, 2014. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.
The following tables present the effect of derivative instruments on the Company's consolidated statements of operations and comprehensive loss, including the location and amount of unrealized (loss) gain on outstanding derivative instruments in cash flow hedging relationships, for the three months ended March 31, 2014 and 2013:

	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	March 31,			March 31,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(972)	$1,519	Interest expense	$1,083	$1,032
During the three months ended March 31, 2014 and 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of March 31, 2014 and December 31, 2013, there was $3,644 and $4,616 in cumulative unrealized gain, respectively, of which $3,634 and $4,603 was included in AOCI, respectively, and $10 and $13 was attributable to noncontrolling interests, respectively. The Company expects that approximately $4,417 will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of March 31, 2014.
Extinguishment of Debt
As discussed above, the Company refinanced its senior unsecured credit facility and Second Term Loan and LHL refinanced its unsecured revolving credit facility on January 8, 2014. The refinancing arrangements for the senior unsecured credit facility and Second Term Loan were considered substantial modifications. In accordance with GAAP guidance, the Company recognized a loss from extinguishment of debt of $2,487, which is included in the accompanying consolidated statements of operations and comprehensive loss. The loss from extinguishment of debt represents a portion of the unamortized deferred financing costs from the original agreements.
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
As of March 31, 2014, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
Eight of the Company’s hotels, San Diego Paradise Point Resort and Spa, Hyatt Boston Harbor, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar, Viceroy Santa Monica, The Liberty Hotel and Southernmost Hotel Collection are subject to ground leases under non-cancelable operating leases expiring from April 2019 to December 1, 2102. The ground lease on a restaurant facility at Southernmost Hotel Collection expires in April 2019, but the Company can begin negotiating a renewal one year in advance of the lease expiration. The ground lease at Hyatt Boston Harbor expires in March 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease which expires in December 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year. The ground leases at Viceroy Santa Monica and The Liberty Hotel are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $324 and $327 for the three months ended March 31, 2014 and 2013, respectively, which is included in total ground rent expense below.
Hotel Roger Williams, Harbor Court Hotel and Hotel Triton are subject to capital leases of land and building which expire in December 2044, April 2048 and January 2048, respectively. At acquisition, the estimated fair value of the remaining rent payments of $4,892, $18,424 and $27,752, respectively, were recorded as capital lease obligations. These obligations, net of amortization, are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
Total ground rent expense for the three months ended March 31, 2014 and 2013 was $2,933 and $2,495, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
Future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2014	$7,752
2015	10,535
2016	10,738
2017	10,987
2018	11,152
Thereafter	471,084
$522,248
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of March 31, 2014, $13,564 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At March 31, 2014, the Company held $19,694 in restricted cash reserves. Included in such amounts are (i) $13,564 of reserve funds for future capital expenditures, (ii) $4,286 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $1,844 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
Common Shares of Beneficial Interest
On January 1, 2014, the Company issued 13,948 common shares of beneficial interest and authorized an additional 6,064 deferred shares to the independent members of its Board of Trustees for their earned 2013 compensation pursuant to award arrangements existing on or before January 1, 2013. These common shares of beneficial interest were issued under the 2009 Plan.
On January 1, 2014, the Company issued 35,652 nonvested shares with service conditions to executives related to the nonvested share awards with market conditions granted on January 24 and 26, 2011 (see Note 7 for additional details including vesting information). These common shares of beneficial interest were issued under the 2009 Plan.
On January 22, 2014, the Company issued 9,385 common shares of beneficial interest related to the resignation of a former Board of Trustees member who retired from the Board of Trustees for a portion of his accumulated deferred shares granted as compensation for years 1999 through 2013. The accumulated deferred shares balance will be issued in five annual installments beginning January 22, 2014. These common shares of beneficial interest were issued under the 2009 Plan.

On March 20, 2014, the Company issued 77,564 nonvested shares with service conditions to the Company’s executives and employees. The nonvested shares will vest in three annual installments starting January 1, 2015, subject to continued employment. These common shares of beneficial interest were issued under the 2009 Plan.
On February 20, 2013, the Company entered into an equity distribution agreement (the "2013 Agreement") with Raymond James & Associates, Inc. (the "Manager"). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250,000. As of March 31, 2014, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230,057.
Common Dividends
The Company paid the following dividends on common shares/units during the three months ended March 31, 2014:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.28	December 31, 2013	December 31, 2013	January 15, 2014
Treasury Shares
Treasury shares are accounted for under the cost method. During the three months ended March 31, 2014, the Company received 39,332 common shares of beneficial interest related to employees surrendering shares to pay taxes at the time nonvested shares vested and forfeiting nonvested shares upon resignation.
On August 29, 2011, the Company’s Board of Trustees authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of March 31, 2014, the Company had availability under the Repurchase Program to acquire up to $75,498 of common shares of beneficial interest. However, the Company is not currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares. If authorized by its Board of Trustees, the Company may resume using the Repurchase Program on a future date.
During the three months ended March 31, 2014, the Company re-issued 39,842 treasury shares related to the grants of nonvested shares.
At March 31, 2014, there were zero common shares of beneficial interest in treasury.
Preferred Shares
The following Preferred Shares were outstanding as of March 31, 2014:

Security Type	Number of Shares
7 ¼% Series G Preferred Shares	2,348,888
7 ½% Series H Preferred Shares	2,750,000
6 ⅜% Series I Preferred Shares	4,400,000
The 7 ¼% Series G Cumulative Redeemable Preferred Shares ("Series G Preferred Shares"), the 7 ½% Series H Cumulative Redeemable Preferred Shares ("Series H Preferred Shares") and the 6 ⅜% Series I Cumulative Redeemable Preferred Shares ("Series I Preferred Shares") (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for all past dividend periods and, with respect to the Series G Preferred Shares and the Series H Preferred Shares, for the current dividend period. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares. The Company currently has the option to redeem the Series G Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption.
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
Preferred Dividends
The Company paid the following dividends on preferred shares during the three months ended March 31, 2014:

	Dividend per	For the
Security Type	Share (1)	Quarter Ended	Record Date	Payable Date
7 ¼% Series G	$0.45	December 31, 2013	January 1, 2014	January 15, 2014
7 ½% Series H	$0.47	December 31, 2013	January 1, 2014	January 15, 2014
6 ⅜% Series I	$0.48	December 31, 2013	January 1, 2014	January 15, 2014

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
Noncontrolling Interests of Common Units in Operating Partnership
As of March 31, 2014, the Operating Partnership had 296,300 common units of limited partnership interest outstanding, representing a 0.3% partnership interest held by the limited partners. As of March 31, 2014, approximately $9,277 of cash or the equivalent value in common shares, at the Company's option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $9,277 is based on the Company's closing common share price of $31.31 on March 31, 2014, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. The outstanding common units of limited partnership interest are redeemable for cash, or at the Company's option, for a like number of common shares of beneficial interest of the Company.
The following schedule presents the effects of changes in the Company's ownership interest in the Operating Partnership on the Company's equity:

	For the three months ended
	March 31,
	2014	2013
Net loss attributable to common shareholders	$(8,972)	$(7,395)
Increase in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	10	10
Change from net loss attributable to common shareholders and adjustments to noncontrolling interests	$(8,962)	$(7,385)

7.	Equity Incentive Plan
The common shareholders approved the 2009 Plan, which permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2009 Plan provides for a maximum of 1,800,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, nonvested share awards, phantom shares and other equity-based awards. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2009 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2009 Plan terminates on January 28, 2019. The 2009 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Nonvested share awards and options under the 2009 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three to five year period, with certain awards vesting over periods of up to nine years. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. There were no stock options outstanding as of March 31, 2014. At March 31, 2014, there were 1,093,190 common shares available for future grant under the 2009 Plan (including shares that the Company has reserved for issuance under the 2009 Plan pursuant to outstanding nonvested share awards with market or performance conditions).
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
A summary of the Company’s nonvested share awards with service conditions as of March 31, 2014 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2014	333,417	$29.11
Granted	77,564	31.82
Vested	(76,941)	27.31
Forfeited	(444)	27.10
Nonvested at March 31, 2014 (1)	333,596	$30.16

(1)	Amount excludes 29,276 share awards with market conditions which were earned but nonvested due to a service condition as of March 31, 2014.
As of March 31, 2014 and December 31, 2013, there were $6,839 and $5,160, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of March 31, 2014 and December 31, 2013, these costs were expected to be recognized over a weighted–average period of 2.1 and 2.3 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three months ended March 31, 2014 and 2013 was $2,377 and $4, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss were $740 and $710 for the three months ended March 31, 2014 and 2013, respectively.
Nonvested Share Awards with Market or Performance Conditions
On January 24 and January 26, 2011, the Company’s Board of Trustees granted a target of 8,925 and 35,920 nonvested share awards with market conditions to executives, respectively. The actual amounts of the shares awarded were determined on January 1, 2014, based on the performance measurement period of January 1, 2011 through December 31, 2013, in accordance with the terms of the agreements. On January 1, 2014, the executives earned 79.5% of the target number of shares, or 35,652 shares. The shares representing the difference between 79.5% and 100.0% of the target, or 9,193 shares, were forfeited on January 1, 2014. Of the earned shares, 11,885 shares vested immediately on January 1, 2014 and the remaining 23,767 shares will vest in equal amounts on January 1, 2015 and January 1, 2016 based on continued employment. The executives received cash payments of $75 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2010 until the determination date, January 1, 2014. As of January 1, 2014, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
On March 20, 2014, the Company’s Board of Trustees granted a target of 71,967 nonvested share awards with either market or performance conditions to executives (the "March 20, 2014 Awards"). The actual amounts of the shares awarded with respect to 35,983 of the 71,967 shares will be determined on January 1, 2017, based on the performance measurement period of January 1, 2014 through December 31, 2016, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 35,984 of the 71,967 shares will be determined on July 1, 2017, based on the performance measurement period of July 1, 2014 through June 30, 2017, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2017 and July 1, 2017, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 35,983 shares, amortization commenced on March 20, 2014, the beginning of the requisite service period, and, with respect to 35,984 shares, amortization will commence on July 1, 2014, the beginning of the requisite service period.
The terms stipulated in the March 20, 2014 Awards used to determine the total amount of the shares consist of the following three tranches: (1) a comparison of the Company’s total return to the total returns’ of six companies in a designated peer group of the Company, (2) the Company’s actual performance as compared to a Board-established total return goal and (3) a comparison of the Company’s return on invested capital to the return on invested capital of six companies in a designated peer group of the Company.
The tranches described in (1) and (2) are nonvested share awards with market conditions. For the award agreements granted on March 20, 2014, the grant date fair value of the awards with market conditions were estimated by the Company using historical data under the Monte Carlo valuation method provided by a third party consultant. The final values are expected to be determined during the second quarter of 2014 with an insignificant cumulative adjustment to compensation cost anticipated. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. The grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis.
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

A summary of the Company’s nonvested share awards with either market or performance conditions as of March 31, 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2014	289,545	$33.02
Granted (1)	71,967	36.30
Vested	(40,694)	24.99
Forfeited	(9,193)	40.17
Nonvested at March 31, 2014 (2)	311,625	$34.61

(1)
Amount includes 35,984 shares awarded on March 20, 2014 for which fair value has been estimated, but amortization into expense has not yet commenced. Amortization of fair value into expense will commence at the beginning of the performance measurement period on July 1, 2014.

(2)
Amount excludes 50,000 nonvested share awards with market conditions have been committed for future performance share grants. Fair value will be estimated at the beginning of the performance measurement period on July 1, 2014.

As of March 31, 2014 and December 31, 2013, there were $7,062 and $5,260, respectively, of total unrecognized compensation costs related to nonvested share awards with market or performance conditions. As of March 31, 2014 and December 31, 2013, these costs were expected to be recognized over a weighted–average period of 2.4 and 2.2 years, respectively. As of March 31, 2014 and December 31, 2013, there were 194,637 and 153,943 share awards with market or performance conditions vested, respectively. Additionally, there were 29,276 and 34,318 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of March 31, 2014 and December 31, 2013, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss were $809 and $577 for the three months ended March 31, 2014 and 2013, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended
	March 31,
	2014	2013
General and administrative	$20,047	$17,727
Sales and marketing	14,788	13,401
Repairs and maintenance	9,026	8,174
Management and incentive fees	6,164	5,408
Utilities and insurance	8,136	6,979
Franchise fees	1,822	1,691
Other expenses	440	355
Total other indirect expenses	$60,423	$53,735

As of March 31, 2014, LHL leased all 45 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L'Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Monaco San Francisco	San Francisco, CA
9.	Hotel Triton	San Francisco, CA
10.	Serrano Hotel	San Francisco, CA
11.	Villa Florence	San Francisco, CA
12.	Chaminade Resort and Conference Center	Santa Cruz, CA
13.	Viceroy Santa Monica	Santa Monica, CA
14.	Chamberlain West Hollywood	West Hollywood, CA
15.	Le Montrose Suite Hotel	West Hollywood, CA
16.	Le Parc Suite Hotel	West Hollywood, CA
17.	The Grafton on Sunset	West Hollywood, CA
18.	Donovan House	Washington, D.C.
19.	Hotel George	Washington, D.C.
20.	Hotel Helix	Washington, D.C.
21.	Hotel Madera	Washington, D.C.
22.	Hotel Palomar, Washington, DC	Washington, D.C.
23.	Hotel Rouge	Washington, D.C.
24.	Sofitel Washington, DC Lafayette Square	Washington, D.C.
25.	The Liaison Capitol Hill	Washington, D.C.
26.	Topaz Hotel	Washington, D.C.
27.	Southernmost Hotel Collection	Key West, FL
28.	Hotel Chicago	Chicago, IL
29.	Westin Michigan Avenue	Chicago, IL
30.	Indianapolis Marriott Downtown	Indianapolis, IN
31.	Hyatt Boston Harbor	Boston, MA
32.	Onyx Hotel	Boston, MA
33.	The Liberty Hotel	Boston, MA
34.	Westin Copley Place	Boston, MA
35.	Gild Hall	New York, NY
36.	Hotel Roger Williams	New York, NY
37.	Park Central Hotel (shared lease with WestHouse Hotel New York)	New York, NY
38.	WestHouse Hotel New York	New York, NY
39.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
40.	Westin Philadelphia	Philadelphia, PA
41.	Hotel Viking	Newport, RI
42.	Hilton Alexandria Old Town	Alexandria,VA
43.	Lansdowne Resort	Lansdowne,VA
44.	Alexis Hotel	Seattle, WA
45.	Hotel Deca	Seattle, WA

9.	Income Taxes
Income tax benefit was comprised of the following for the three months ended March 31, 2014 and 2013:

	For the three months ended
	March 31,
	2014	2013
LHL’s income tax benefit	$(6,627)	$(5,260)
Operating Partnership's income tax expense	235	243
Total income tax benefit	$(6,392)	$(5,017)
The Company has estimated LHL’s income tax benefit for the three months ended March 31, 2014 by applying an estimated combined federal and state effective tax rate of 36.4% to LHL's net loss of $18,264. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		March 31, 2014	December 31, 2013
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$3,644	$4,616
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company's consolidated financial statements as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$0	$0	$71,014	$71,014
Borrowings under credit facilities	$196,000	$196,258	$220,606	$220,957
Term loans	$477,500	$476,957	$477,500	$477,053
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$513,194	$520,740	$514,456	$522,788
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 3.1% as of March 31, 2014 and December 31, 2013. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company's. As of December 31, 2013, the Company estimated that the fair value of its note receivable, which was repaid in full on February 10, 2014, approximated its carrying value due to the relatively short period until maturity.
At March 31, 2014 and December 31, 2013, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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
For the three months ended March 31, 2014 and 2013, diluted weighted average common shares do not include the impact of outstanding unvested compensation-related shares because the effect of these items on diluted earnings per share would be anti-dilutive. For the three months ended March 31, 2014 and 2013, there were 310,385 and 153,196 anti-dilutive compensation-related shares outstanding, respectively.

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended
	March 31,
	2014	2013
Numerator:
Net loss attributable to common shareholders	$(8,972)	$(7,395)
Dividends paid on unvested restricted shares	(102)	(74)
Undistributed earnings attributable to unvested restricted shares	0	0
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(9,074)	$(7,469)
Denominator:
Weighted average number of common shares - basic	103,691,657	95,166,029
Effect of dilutive securities:
Compensation-related shares	0	0
Weighted average number of common shares - diluted	103,691,657	95,166,029
Earnings per Common Share - Basic:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.09)	$(0.08)
Earnings per Common Share - Diluted:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.09)	$(0.08)

12.	Supplemental Information to Statements of Cash Flows

	For the three months ended
	March 31,
	2014	2013
Interest paid, net of capitalized interest	$13,587	$13,463
Interest capitalized	59	174
Income taxes (refunded) paid, net	(164)	192
Increase in distributions payable on common shares	27	18
Increase in distributions payable on preferred shares	0	900
Write-off of fully amortized deferred financing costs	23	0
(Decrease) increase in accrued capital expenditures	(1,841)	4,110
Grant of nonvested shares and awards to employees and executives, net	3,762	3,383
Issuance of common shares for Board of Trustees compensation	602	277

13.	Subsequent Events
On April 2, 2014, the Company acquired a 100% leasehold interest in Hotel Vitale, a 200-room urban, full-service hotel located in San Francisco, CA, for $130,000. As of March 31, 2014, a $10,000 deposit was held in escrow for the acquisition of the hotel. The source of the funding for the acquisition was borrowings under the Company’s senior unsecured credit facility. The property is leased to LHL and Commune Hotels and Resorts manages the property. The Company has not yet finalized its determination of fair value of Hotel Vitale as the Company is awaiting certain valuation-related information.
The Company paid the following common and preferred dividends subsequent to March 31, 2014:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share/Unit (1)	Ended	Date	Date
Common Shares/Units	$0.28	March 31, 2014	March 31, 2014	April 15, 2014
7 ¼% Series G Preferred Shares	$0.45	March 31, 2014	April 1, 2014	April 15, 2014
7 ½% Series H Preferred Shares	$0.47	March 31, 2014	April 1, 2014	April 15, 2014
6 ⅜% Series I Preferred Shares	$0.40	March 31, 2014	April 1, 2014	April 15, 2014

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	the Company's dependence on third-party managers of its hotels, including its inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act of 1990, as amended, and similar laws;

•	interest rate increases;

•	the possible failure of the Company to maintain its qualification as a real estate investment trust (“REIT”) and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as updated elsewhere in this report.

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
During the first quarter of 2014, the Company's hotels continued to operate within a favorable environment. The economic indicators that the Company tracks were encouraging. At the end of the quarter, consumer confidence was at the highest level it has been in six years. Unemployment remained at 6.7%, within 0.1% of the lowest levels seen since 2008. Corporate profits remain strong and enplanements have been solid. The U.S. lodging industry performed well during the quarter. Industry demand grew 3.8%, which is the strongest growth experienced over the last eight quarters. Supply was limited, increasing only 0.9%. As a result, industry-wide pricing was strong, leading to average daily rate ("ADR") growth of 3.8%. The Company's portfolio benefited from the operating environment and RevPAR increased during the first quarter of 2014. During the quarter, the Company's FFO per diluted share/unit and EBITDA increased year-over-year due to improvements in the performance of its hotel portfolio and additional EBITDA generated from hotels acquired during 2013.

For the first quarter of 2014, the Company had a net loss applicable to common shareholders of $9.0 million, or $0.09 per diluted share. FFO was $28.8 million, or $0.28 per diluted share/unit (based on 104,298,342 weighted average shares and units outstanding during the three months ended March 31, 2014) and EBITDA was $43.0 million. RevPAR for the hotel portfolio was $144.40, which was an increase of 4.0% compared to the first quarter of 2013. ADR grew 6.2% and was partially offset by an occupancy decline of 2.0%.
Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company's use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income or loss, a measurement computed in accordance with U.S. generally accepted accounting principles (“GAAP”).
Critical Accounting Estimates
Substantially all of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated by the hotel operators to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its Quarterly Reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and estimated revenue and expense amounts for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses, recorded on the Company’s consolidated statements of operations and comprehensive income (loss) based on an aggregate estimate, are fairly stated.
The Company’s management has discussed the policy of using estimated hotel operating revenues and expenses with the Audit Committee of its Board of Trustees. The Audit Committee has reviewed the Company’s disclosure relating to the estimates in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations section.

See "Critical Accounting Policies" in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for other critical accounting policies and estimates of the Company.
Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013
The economic environment was favorable during the first quarter and the U.S. lodging industry produced strong performance.  Industry demand increased during the first quarter of 2014 compared to the same period in 2013, while supply growth was limited.  As a result, industry-wide occupancy increased, enabling operators to increase pricing and grow ADR by 3.8%. ADR at the Company's properties increased by 6.2%, while occupancy declined 2.0%. RevPAR improved by 4.0% in the quarter compared to the first quarter of 2013.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, increased $26.9 million from $190.2 million in 2013 to $217.1 million in 2014. This increase is due primarily to the hotel operating revenues generated from the 2013 hotel acquisitions, which consist of the acquisitions of Hotel Triton, Harbor Court Hotel, Serrano Hotel and Southernmost Hotel Collection (collectively, the “2013 Acquisition Properties”). The 2013 Acquisition Properties, which are not comparable year-over-year, contributed $19.9 million to the increase in hotel operating revenues. Additionally, the effects of the slowly improving economic environment, which resulted in a 4.0% increase in RevPAR across the portfolio, attributable to a 6.2% increase in ADR partially offset by a 2.0% decrease in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:
•     $1.4 million increase from San Diego Paradise Point Resort and Spa;
•     $1.1 million increase from The Hilton San Diego Resort and Spa;
•     $0.9 million increase from Hyatt Boston Harbor;
•     $0.8 million increase from Hotel Monaco San Francisco;
•     $0.7 million increase from Westin Copley Place; and
•     $0.7 million increase from Westin Philadelphia.
Additionally, total room, food and beverage and other operating department revenues increased $2.0 million at Park Central Hotel and WestHouse Hotel New York resulting from the completion of the hotel renovation in late 2013.
These increases are partially offset by a decrease of $2.1 million from the nine Washington, DC properties due to the 2013 Presidential inauguration held in the prior period. In addition, a $1.5 million decrease from the Company's two Chicago properties resulting from a weak citywide calendar and weather-related issues partially offset the increase.
Hotel operating revenues across the remainder of the portfolio held relatively constant, increasing a net $3.0 million across 22 additional hotels in the portfolio, of which $1.8 million relates to the Los Angeles area properties.
Other Income
Other income increased $0.3 million from $1.5 million in 2013 to $1.8 million in 2014 due primarily to increased gains from insurance proceeds related to minor property damage at various properties.
Hotel Operating Expenses
Hotel operating expenses increased $17.4 million from $133.6 million in 2013 to $151.0 million in 2014. This overall increase is primarily due to $10.2 million from the results of the 2013 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the slowly improving economic environment and the completion of the Park Central Hotel and WestHouse Hotel New York renovation.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:
•     $3.7 million increase from the Park Central Hotel and WestHouse Hotel New York (due to completion of the 2013 hotel renovation);
•     $0.8 million increase from San Diego Paradise Point Resort and Spa; and
•     $0.7 million increase from Westin Copley Place.

Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $2.0 million across the 37 additional hotels in the portfolio. Certain cost increases across the portfolio were partially offset by the overall decrease in occupancy and any resulting cost savings. The occupancy decrease was due in large part to weather-related issues in the Northeast and Midwest sections of the country and to a lesser extent to the comparison to the inauguration in 2013 in Washington, DC.
Depreciation and Amortization
Depreciation and amortization expense increased $4.7 million from $33.1 million in 2013 to $37.8 million in 2014. Of the increase, $2.0 million is attributable to the 2013 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $2.7 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service, particularly at the Park Central Hotel and WestHouse Hotel New York resulting from the completion of the 2013 hotel renovation.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $2.6 million from $12.4 million in 2013 to $15.0 million in 2014. Of the increase, $1.0 million is attributable to the 2013 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $1.6 million across the remaining hotels in the portfolio primarily due to increased assessed property values or tax rates at certain properties and, to a lesser extent, to the completion of the Park Central Hotel and WestHouse Hotel New York renovation on which the capitalization of real estate taxes ceased at the end of 2013. Insurance expense remained constant between the two periods.
Ground Rent
Ground rent increased $0.4 million from $2.5 million in 2013 to $2.9 million in 2014. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. Harbor Court Hotel and Southernmost Hotel Collection, which are not comparable year-over-year, contributed $0.3 million to the 2014 increase. The other hotels subject to ground leases contributed a net $0.1 million to the increase due to improved operating results.
General and Administrative
General and administrative expense increased $0.4 million from $5.1 million in 2013 to $5.5 million in 2014 due primarily to increased compensation expenses, due in part to additional staffing as a result of portfolio growth, partially offset by slightly lower professional fees.
Acquisition Transaction Costs
Acquisition transaction costs of $0.1 million in 2014 relate to the purchase of Hotel Vitale on April 2, 2014. There were no acquisition costs in the 2013 period.
Other Expenses
Other expenses increased $2.6 million from $0.6 million in 2013 to $3.2 million in 2014 due primarily to a net increase of $2.2 million in pre-opening, severance, marketing and management transition expenses, consisting of a net increase of $1.4 million related to the newly renovated Park Central Hotel and WestHouse Hotel New York and $0.8 million of management transition expenses at Hotel Serrano and Hotel Chicago. In addition, losses from property damage, which are largely covered by insurance proceeds, increased $0.2 million and retail lease expenses increased $0.2 million.
Interest Income
Interest income decreased $0.6 million from $2.4 million in 2013 to $1.8 million in 2014 primarily as a result of the February 10, 2014 payoff of the $72.0 million mezzanine loan which was acquired in July 2012.
Interest Expense
Interest expense remained unchanged at $14.0 million in 2013 and 2014 due to the increase in the Company's weighted average debt outstanding being offset by a decrease in the weighted average interest rate. The Company's weighted average debt outstanding increased from $1.2 billion in 2013 to $1.3 billion in 2014 due primarily to the following borrowings:
•     additional borrowings to purchase the 2013 Acquisition Properties;
•     additional borrowings to redeem 4,000,000 of the 6,348,888 7 ¼% Series G Cumulative Redeemable Preferred Shares

("Series G Preferred Shares") in April 2013; and
•     additional borrowing to finance other capital improvements during 2013 and 2014.
The above borrowings were partially offset by paydowns with proceeds from the following:
•     the March 2013 issuance of the 6 ⅜% Series I Cumulative Redeemable Preferred Shares (the "Series I Preferred Shares");
•     proceeds from the repayment of the mezzanine loan in February 2014;
•     the issuance of common shares under the Company's equity distribution agreement during 2013; and
•     positive operating results from the hotel properties.
The Company's weighted average interest rate, including the impact of capitalized interest, decreased from 4.3% in 2013 to 4.1% in 2014. Interest capitalized on renovations decreased from $0.2 million to $0.1 million in 2014 primarily due to the completion of the Park Central Hotel and WestHouse New York renovation at the end of 2013.
Loss from Extinguishment of Debt
Loss from extinguishment of debt of $2.5 million in 2014 relates to the write-off of a portion of the unamortized deferred financing costs for the Company's senior unsecured credit facility and Second Term Loan. These costs were recorded in connection with the original agreements that were in effect prior to the Company refinancing its senior unsecured credit facility and Second Term Loan on January 8, 2014. There was no loss from extinguishment of debt in the 2013 period.
Income Tax Benefit
Income tax benefit increased $1.4 million from $5.0 million in 2013 to $6.4 million in 2014. This increased income tax benefit is primarily the result of an increase in LHL's net loss before income tax benefit of $5.4 million from $12.9 million in 2013 to $18.3 million in 2014. For the quarter ended March 31, 2014, LHL's income tax benefit was calculated using an estimated combined federal and state effective tax rate of 36.4%.

Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At March 31, 2014, third party limited partners held 0.3% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $1.0 million from $5.1 million in 2013 to $4.1 million in 2014 due to decreased distributions on the Series G Preferred Shares, which were partially redeemed on April 5, 2013, partially offset by increased distributions on the Series I Preferred Shares, which were issued on March 4, 2013 and March 12, 2013.
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
The White Paper on FFO approved by the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002, as revised in 2011, defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of properties and items classified by GAAP as extraordinary, plus real estate-related depreciation and amortization (excluding amortization of deferred finance costs) and impairment writedowns, and after comparable adjustments for the Company's portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO consistent with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.
With respect to FFO, the Company believes that excluding the effect of extraordinary items, real estate-related depreciation and amortization and impairments, and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of limited significance in evaluating current performance, can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common shareholders. However, FFO may not be helpful when comparing the Company to non-REITs.
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
The following is a reconciliation between net loss attributable to common shareholders and FFO for the three months ended March 31, 2014 and 2013 (in thousands, except share and unit data):

	For the three months ended
	March 31,
	2014	2013
Net loss attributable to common shareholders	$(8,972)	$(7,395)
Depreciation	37,658	33,011
Amortization of deferred lease costs	87	88
Noncontrolling interests of common units in Operating Partnership	(6)	0
FFO (1)	$28,767	$25,704
Weighted Average number of common shares and units outstanding:
Basic	103,987,957	95,462,329
Diluted	104,298,342	95,615,525

(1) FFO includes the loss from extinguishment of debt of $2.5 million.
The following is a reconciliation between net loss attributable to common shareholders and EBITDA for the three months ended March 31, 2014 and 2013 (in thousands):

	For the three months ended
	March 31,
	2014	2013
Net loss attributable to common shareholders	$(8,972)	$(7,395)
Interest expense	13,988	14,017
Loss from extinguishment of debt	2,487	0
Income tax benefit	(6,392)	(5,017)
Depreciation and amortization	37,760	33,121
Noncontrolling interests of common units in Operating Partnership	(6)	0
Distributions to preferred shareholders	4,107	5,065
EBITDA	$42,972	$39,791
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company's agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels' capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of March 31, 2014, the Company held a total of $19.7 million of restricted cash reserves, $13.6 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company's hotels. Additional sources of cash are the Company's senior unsecured credit facility, LHL's unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company's 39 unencumbered properties as of March 31, 2014, the sale of one or more properties, equity issuances available under the Company's shelf registration statement and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement (as defined under “Equity Issuances and Redemptions” below).
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
Debt Summary
Debt as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2014	December 31, 2013
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$196,000	$220,000
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	606
Total borrowings under credit facilities			196,000	220,606
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hotel Deca	6.28%	August 2014 (e)	8,728	8,809
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	134,807	135,315
Indianapolis Marriott Downtown	5.99%	July 2016	98,526	98,875
Hotel Roger Williams	6.31%	August 2016	61,110	61,416
Mortgage loans at stated value			513,171	514,415
Unamortized loan premium (f)			23	41
Total mortgage loans			513,194	514,456
Total debt			$1,229,194	$1,255,062

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2014, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $196,000 was 1.86%. As of December 31, 2013, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $220,000 was 1.92%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at March 31, 2014. As of December 31, 2013, the rate, including the applicable margin, for LHL's outstanding LIBOR borrowings of $606 was 1.92%. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates at March 31, 2014 of 3.62% and 2.38%, respectively, and at December 31, 2013 of 3.62% and 2.43%, respectively, at the Company's current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2015, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have two one-year extension options and are secured by the Hyatt Boston Harbor. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2014 were 0.85% and 0.40% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2013 were 0.70% and 0.40% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement.

(e)	On February 25, 2014, the Company notified the lender that it will repay the mortgage loan on May 1, 2014, likely through a borrowing on its senior credit facility.

(f)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $23 as of March 31, 2014 and $41 as of December 31, 2013.
A summary of the Company's interest expense and weighted average interest rates for variable rate debt for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	For the three months ended
	March 31,
	2014	2013
Interest Expense:
Interest incurred	$13,519	$13,627
Amortization of deferred financing costs	528	564
Capitalized interest	(59)	(174)
Interest expense	$13,988	$14,017

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	1.9%	2.2%
LHL unsecured credit facility	1.9%	2.1%
Massport Bonds	0.4%	0.2%
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
Term Loans
On May 16, 2012, the Company entered into a $177.5 million unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at March 31, 2014, for the full seven-year term (see “Derivative and Hedging Activities” below).
On January 8, 2014, the Company refinanced its $300.0 million unsecured term loan (the "Second Term Loan"). The Second Term Loan includes a new accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500.0 million. The Second Term Loan has a new five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at March 31, 2014, through August 2, 2017 (see "Derivative and Hedging Activities below").
The Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) ("OCI"). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) ("AOCI") related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company's variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the First Term Loan's full seven-year term, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at March 31, 2014. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at March 31, 2014. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.

The following tables present the effect of derivative instruments on the Company's consolidated statements of operations and comprehensive loss, including the location and amount of unrealized (loss) gain on outstanding derivative instruments in cash flow hedging relationships, for the three months ended March 31, 2014 and 2013 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	March 31,			March 31,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(972)	$1,519	Interest expense	$1,083	$1,032
During the three months ended March 31, 2014 and 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

As of March 31, 2014 and December 31, 2013, there was $3.6 million and $4.6 million in cumulative unrealized gain, respectively, of which $3.6 million and $4.6 million was included in AOCI, respectively, and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $4.4 million will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of March 31, 2014.
Extinguishment of Debt
As discussed above, the Company refinanced its senior unsecured credit facility and Second Term Loan and LHL refinanced its unsecured revolving credit facility on January 8, 2014. The refinancing arrangements for the senior unsecured credit facility and Second Term Loan were considered substantial modifications. In accordance with GAAP guidance, the Company recognized a loss from extinguishment of debt of $2.5 million, which is included in the consolidated statements of operations and comprehensive loss. The loss from extinguishment of debt represents a portion of the unamortized deferred financing costs from the original agreements.
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
As of March 31, 2014, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		March 31, 2014	December 31, 2013
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$3,644	$4,616
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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company's consolidated financial statements as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$0	$0	$71,014	$71,014
Borrowings under credit facilities	$196,000	$196,258	$220,606	$220,957
Term loans	$477,500	$476,957	$477,500	$477,053
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$513,194	$520,740	$514,456	$522,788
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 3.1% as of March 31, 2014 and December 31, 2013. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company's. As of December 31, 2013, the Company estimated that the fair value of its note receivable, which was repaid in full on February 10, 2014, approximated its carrying value due to the relatively short period until maturity.
At March 31, 2014 and December 31, 2013, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

Equity Issuances and Redemptions
On February 20, 2013, the Company entered into an equity distribution agreement (the "2013 Agreement") with Raymond James & Associates, Inc. (the "Manager"). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250.0 million. As of March 31, 2014, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230.1 million.
Sources and Uses of Cash
As of March 31, 2014, the Company had $16.9 million of cash and cash equivalents and $19.7 million of restricted cash reserves, $13.6 million of which was available for future capital expenditures. Additionally, the Company had $551.4 million available under the Company's senior unsecured credit facility, with $2.6 million reserved for outstanding letters of credit, and $25.0 million available under LHL's unsecured credit facility.
Net cash provided by operating activities was $23.1 million for the three months ended March 31, 2014 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash provided by investing activities was $45.7 million for the three months ended March 31, 2014 primarily due to the proceeds from the repayment of the mezzanine loan, partially offset by the deposit made on Hotel Vitale and outflows for improvements and additions at the hotels.
Net cash used in financing activities was $65.3 million for the three months ended March 31, 2014 primarily due to net repayments under the credit facilities, mortgage loan repayments, payment of deferred financing costs, repurchase of common shares into treasury, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.
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

Contractual Obligations
The following is a summary of the Company's obligations and commitments as of March 31, 2014 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$569,487	$42,416	$527,071	$0	$0
Borrowings under credit facilities (2)	209,955	3,696	7,403	198,856	0
Rents (3)	522,248	10,375	21,394	22,213	468,266
Massport Bonds (1)	43,261	194	389	42,678	0
Term loans (4)	542,765	13,754	27,545	323,162	178,304
Purchase commitments (5)
Purchase orders and letters of commitment	38,530	38,530	0	0	0
Total obligations and commitments	$1,926,246	$108,965	$583,802	$586,909	$646,570

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Interest expense is calculated based on the variable rate as of March 31, 2014. It is assumed that the outstanding debt as of March 31, 2014 will be repaid upon maturity with interest-only payments until then.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
Amounts include principal and interest. The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan and a five-year term ending August 2, 2017 for the Second Term Loan, resulting in fixed all-in interest rates of 3.62% and 2.38%, respectively, at the Company's current leverage ratio (as defined in the swap agreements). It is assumed that the outstanding debt as of March 31, 2014 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of March 31, 2014 for the unswapped period of the Second Term Loan.

(5)
As of March 31, 2014, purchase orders and letters of commitment totaling approximately $38.5 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three months ended March 31, 2014 and 2013:

	For the three months ended
	March 31,
	2014	2013	Variance
Occupancy	71.7%	73.2%	-2.0%
ADR	$201.36	$189.64	6.2%
RevPAR	$144.40	$138.81	4.0%
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
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company's variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of March 31, 2014, $238.5 million of the Company's aggregate indebtedness (19.4% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.
If market rates of interest on the Company's variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.6 million annually. This assumes that the amount outstanding under the Company's variable rate debt remains at $238.5 million, the balance as of March 31, 2014.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2014. There were no changes to the Company's internal control over financial reporting during the first quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1
Amended and Restated Senior Unsecured Credit Agreement, dated January 8, 2014, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, Bank of Montreal and The Royal Bank of Scotland plc, as Co‑Syndication Agents, and the other lenders named therein

10.2
Senior Unsecured Term Loan Agreement, dated as of January 8, 2014, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, Compass Bank and U.S. Bank National Association, as Co-Syndication Agents, and the other lenders named therein

10.3	Form of Time-Based Restricted Share Award Agreement

10.4	Form of Performance-Based Restricted Share Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on April 23, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	April 23, 2014	BY:	/s/ BRUCE A. RIGGINS
Bruce A. Riggins
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1
Amended and Restated Senior Unsecured Credit Agreement, dated January 8, 2014, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, Bank of Montreal and The Royal Bank of Scotland plc, as Co‑Syndication Agents, and the other lenders named therein

10.2
Senior Unsecured Term Loan Agreement, dated as of January 8, 2014, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, Compass Bank and U.S. Bank National Association, as Co-Syndication Agents, and the other lenders named therein

10.3	Form of Time-Based Restricted Share Award Agreement

10.4	Form of Performance-Based Restricted Share Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on April 23, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements