Form 10-Q
period 2014-06-30
LaSalle Hotel Properties
filed 2014-07-23
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 23, 2014
Common Shares of Beneficial Interest ($0.01 par value)	104,069,078
7 ½% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000
6 ⅜% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,431,830	$3,383,188
Note receivable (net of unamortized discount of zero and $986, respectively) (Note 3)	0	71,014
Property under development	7,473	15,394
Cash and cash equivalents	12,153	13,388
Restricted cash reserves (Note 5)	23,398	19,724
Hotel receivables (net of allowance for doubtful accounts of $331 and $344, respectively)	47,661	30,661
Deferred financing costs, net	7,360	6,050
Deferred tax assets	3,633	1,497
Prepaid expenses and other assets	44,334	40,122
Total assets	$3,577,842	$3,581,038
Liabilities:
Borrowings under credit facilities (Note 4)	$197,000	$220,606
Term loans (Note 4)	477,500	477,500
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of zero and $41, respectively) (Note 4)	503,358	514,456
Preferred shares at redemption value (Note 6)	58,722	0
Accounts payable and accrued expenses	168,278	161,085
Advance deposits	26,291	18,301
Accrued interest	3,488	3,828
Distributions payable	43,264	33,299
Total liabilities	1,520,401	1,471,575
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $178,750 and $237,472, respectively), 40,000,000 shares authorized; 7,150,000 and 9,498,888 shares issued and outstanding, respectively (Note 6)	72	95
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 104,060,535 shares issued and 104,028,758 shares outstanding, respectively, and 103,963,828 shares issued and 103,963,318 shares outstanding, respectively (Note 6)	1,040	1,039
Treasury shares, at cost (Note 6)	(1,121)	(14)
Additional paid-in capital, net of offering costs of $76,416 and $77,316, respectively	2,324,053	2,379,246
Accumulated other comprehensive income (Note 4)	527	4,603
Distributions in excess of retained earnings	(273,244)	(281,578)
Total shareholders’ equity	2,051,327	2,103,391
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	18	18
Noncontrolling interests of common units in Operating Partnership (Note 6)	6,096	6,054
Total noncontrolling interests	6,114	6,072
Total equity	2,057,441	2,109,463
Total liabilities and equity	$3,577,842	$3,581,038
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Hotel operating revenues:
Room	$217,732	$179,089	$365,699	$306,077
Food and beverage	72,407	65,529	126,522	115,375
Other operating department	19,789	16,328	34,814	29,712
Total hotel operating revenues	309,928	260,946	527,035	451,164
Other income	3,177	2,614	4,934	4,100
Total revenues	313,105	263,560	531,969	455,264
Expenses:
Hotel operating expenses:
Room	51,467	42,294	95,151	79,878
Food and beverage	50,144	42,681	91,844	79,985
Other direct	6,547	5,998	11,728	11,020
Other indirect (Note 8)	69,779	59,189	130,202	112,924
Total hotel operating expenses	177,937	150,162	328,925	283,807
Depreciation and amortization	39,306	33,427	77,066	66,548
Real estate taxes, personal property taxes and insurance	14,378	12,780	29,332	25,134
Ground rent (Note 5)	3,807	2,791	6,740	5,286
General and administrative	6,034	5,564	11,526	10,711
Acquisition transaction costs (Note 3)	1,744	0	1,851	0
Other expenses	3,050	1,528	6,257	2,169
Total operating expenses	246,256	206,252	461,697	393,655
Operating income	66,849	57,308	70,272	61,609
Interest income	10	2,395	1,799	4,764
Interest expense	(14,556)	(13,763)	(28,544)	(27,780)
Loss from extinguishment of debt (Note 4)	0	0	(2,487)	0
Income before income tax (expense) benefit	52,303	45,940	41,040	38,593
Income tax (expense) benefit (Note 9)	(4,883)	(4,934)	1,509	83
Income before gain on sale of property	47,420	41,006	42,549	38,676
Gain on sale of property (Note 3)	43,548	0	43,548	0
Net income	90,968	41,006	86,097	38,676
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(8)	(8)	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(266)	(135)	(260)	(135)
Net income attributable to noncontrolling interests	(274)	(143)	(268)	(143)
Net income attributable to the Company	90,694	40,863	85,829	38,533
Distributions to preferred shareholders	(4,142)	(4,107)	(8,249)	(9,172)
Issuance costs of redeemed preferred shares (Note 6)	(942)	(1,566)	(942)	(1,566)
Net income attributable to common shareholders	$85,610	$35,190	$76,638	$27,795

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.82	$0.37	$0.74	$0.29
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.82	$0.37	$0.73	$0.29
Weighted average number of common shares outstanding:
Basic	103,698,332	95,465,464	103,695,013	95,316,742
Diluted	104,024,472	95,630,066	104,036,397	95,473,859

Comprehensive Income:
Net income	$90,968	$41,006	$86,097	$38,676
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate derivative instruments (Note 4)	(3,116)	11,081	(4,088)	12,600
Comprehensive income	87,852	52,087	82,009	51,276
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(8)	(8)	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(257)	(169)	(248)	(174)
Comprehensive income attributable to noncontrolling interests	(265)	(177)	(256)	(182)
Comprehensive income attributable to the Company	$87,587	$51,910	$81,753	$51,094
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$91	$955	$(886)	$2,118,705	$(7,735)	$(258,004)	$1,853,126	$18	$5,786	$5,804	$1,858,930
Issuance of shares, net of offering costs	44	7	262	125,862	0	0	126,175	0	0	0	126,175
Redemption of preferred shares	(40)	0	0	(98,394)	0	(1,566)	(100,000)	0	0	0	(100,000)
Repurchase of common shares into treasury	0	0	(2)	0	0	0	(2)	0	0	0	(2)
Deferred compensation, net	0	0	561	2,073	0	0	2,634	0	0	0	2,634
Adjustments to noncontrolling interests	0	0	0	(3)	0	0	(3)	0	3	3	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(20)	(20)	0	0	0	(20)
Distributions on common shares/units ($0.40 per share/unit)	0	0	0	0	0	(38,407)	(38,407)	0	(119)	(119)	(38,526)
Distributions on preferred shares	0	0	0	0	0	(9,172)	(9,172)	(8)	0	(8)	(9,180)
Net income	0	0	0	0	0	38,533	38,533	8	135	143	38,676
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	0	0	0	0	12,561	0	12,561	0	39	39	12,600
Balance, June 30, 2013	$95	$962	$(65)	$2,148,243	$4,826	$(268,636)	$1,885,425	$18	$5,844	$5,862	$1,891,287

Balance, December 31, 2013	$95	$1,039	$(14)	$2,379,246	$4,603	$(281,578)	$2,103,391	$18	$6,054	$6,072	$2,109,463
Issuance of shares, net of offering costs	0	1	0	560	0	0	561	0	0	0	561
Reclassification of preferred shares	(23)	0	0	(57,757)	0	(942)	(58,722)	0	0	0	(58,722)
Repurchase of common shares into treasury	0	0	(2,249)	0	0	0	(2,249)	0	0	0	(2,249)
Deferred compensation, net	0	0	1,142	1,992	0	0	3,134	0	0	0	3,134
Adjustments to noncontrolling interests	0	0	0	12	0	0	12	0	(12)	(12)	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(75)	(75)	0	0	0	(75)
Distributions on common shares/units ($0.66 per share/unit)	0	0	0	0	0	(68,229)	(68,229)	0	(194)	(194)	(68,423)
Distributions on preferred shares	0	0	0	0	0	(8,249)	(8,249)	(8)	0	(8)	(8,257)
Net income	0	0	0	0	0	85,829	85,829	8	260	268	86,097
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(4,076)	0	(4,076)	0	(12)	(12)	(4,088)
Balance, June 30, 2014	$72	$1,040	$(1,121)	$2,324,053	$527	$(273,244)	$2,051,327	$18	$6,096	$6,114	$2,057,441
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$86,097	$38,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,066	66,548
Amortization of deferred financing costs, mortgage premium and note receivable discount	54	(104)
Loss from extinguishment of debt	2,487	0
Gain on sale of property	(43,548)	0
Amortization of deferred compensation	3,134	2,634
Deferred income tax benefit	(2,136)	(687)
Allowance for doubtful accounts	(13)	185
Other	402	449
Changes in assets and liabilities:
Restricted cash reserves	123	765
Hotel receivables	(16,952)	(13,398)
Prepaid expenses and other assets	(8,045)	(14,739)
Accounts payable and accrued expenses	5,868	8,903
Advance deposits	7,507	7,238
Accrued interest	(340)	(470)
Net cash provided by operating activities	111,704	96,000
Cash flows from investing activities:
Additions to properties	(34,273)	(20,159)
Improvements to properties	(4,554)	(36,622)
Acquisition of property	(127,002)	(3,000)
Purchase of office furniture and equipment	(70)	(32)
Repayment of note receivable	72,000	0
Restricted cash reserves	(3,797)	883
Proceeds from sale of property	92,706	0
Property insurance proceeds	570	161
Net cash used in investing activities	(4,420)	(58,769)
Cash flows from financing activities:
Borrowings under credit facilities	358,357	172,882
Repayments under credit facilities	(381,963)	(145,882)
Repayments of mortgage loans	(11,057)	(62,402)
Payment of deferred financing costs	(4,878)	(4)
Purchase of treasury shares	(2,249)	(2)
Proceeds from issuance of preferred shares	0	110,000
Payment of preferred offering costs	0	(3,648)
Proceeds from issuance of common shares	0	19,943
Payment of common offering costs	(20)	(521)
Distributions on earned shares from share awards with market conditions	(75)	(20)
Redemption of preferred shares	0	(100,000)
Distributions on preferred shares	(8,221)	(9,239)
Distributions on common shares/units	(58,413)	(38,315)
Net cash used in financing activities	(108,519)	(57,208)
Net change in cash and cash equivalents	(1,235)	(19,977)
Cash and cash equivalents, beginning of period	13,388	35,090
Cash and cash equivalents, end of period	$12,153	$15,113
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
As of June 30, 2014, the Company owned interests in 45 hotels with approximately 11,300 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2014 and December 2016. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at June 30, 2014. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at June 30, 2014. See Note 6 for additional disclosures related to common units of the Operating Partnership.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Share-Based Compensation
From time to time, the Company awards shares under the 2014 Equity Incentive Plan (“2014 Plan”), which has approximately 10 years remaining, as compensation to executives, employees and members of the Board of Trustees (see Note 7). The shares issued to executives and employees generally vest over three years. The shares issued to members of the Board of Trustees vest immediately upon issuance. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair value of the shares on the date of issuance, adjusted for forfeitures or as the estimated number of shares expected to vest is revised for awards with performance conditions. The 2014 Plan replaced the 2009 Equity Incentive Plan ("2009 Plan") in May 2014.
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
As of June 30, 2014, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
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
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends GAAP to require reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This pronouncement will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. The Company adopted this accounting pronouncement effective January 1, 2014.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
Reclassification
Certain amounts in the 2013 financial statements have been reclassified to conform with 2014 presentation.

3.	Investment in Hotel Properties
Investment in hotel properties as of June 30, 2014 and December 31, 2013 consists of the following:

	June 30, 2014	December 31, 2013
Land	$594,118	$602,697
Buildings and improvements	3,277,561	3,191,286
Furniture, fixtures and equipment	580,187	557,090
Investment in hotel properties, gross	4,451,866	4,351,073
Accumulated depreciation	(1,020,036)	(967,885)
Investment in hotel properties, net	$3,431,830	$3,383,188
As of June 30, 2014 and December 31, 2013, buildings and improvements include capital lease assets of $186,711 and accumulated depreciation includes amounts related to capital lease assets of $12,809 and $10,104, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all period presented.
Depreciation expense was $39,200 and $76,858 for the three and six months ended June 30, 2014, respectively, and $33,322 and $66,333 for the three and six months ended June 30, 2013, respectively.
Acquisitions
On April 2, 2014, the Company acquired a 100% interest in Hotel Vitale, a 200-room urban, full-service hotel located in San Francisco, CA for $130,000. The source of the funding for the acquisition was borrowings under the Company's senior unsecured credit facility. The property is leased to LHL and Commune Hotels and Resorts manages the property. The Company recorded the acquisition at fair value using model-derived valuations, with the estimated fair value recorded to investment in hotel property and hotel working capital assets and liabilities. In connection with the acquisition, the Company incurred acquisition transaction costs of $1,680 and $1,787 that were expensed as incurred during the three and six months ended June 30, 2014, respectively, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
On April 30, 2014, the Company acquired a parcel of land located adjacent to the Company's Onyx Hotel in Boston, MA for $2,500. The land is available for future use. The Company incurred transaction costs of $64 in connection with the land purchase, which were expensed as incurred during the three and six months ended June 30, 2014. These expenses are included in acquisition transaction costs, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
Dispositions
Effective January 1, 2014, the Company adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (see Note 2). As a result, operations of hotels sold subsequent to December 31, 2013 will continue to be reported in continuing operations, while gains (losses) on sale will be included in gain on sale of property, below continuing operations.
On June 17, 2014, the Company sold the Hilton Alexandria Old Town for $93,380. This sale does not represent a strategic shift in the Company's business plan or primary markets, and therefore, does not qualify as discontinued operations. The Company recognized a gain of $43,548 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2014.

Note Receivable
On February 10, 2014, the Company received $72,000 in early repayment of its mezzanine loan, which was secured by pledges of ownership interests of the entities that own the underlying hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The mezzanine loan was due to mature on May 11, 2014. The proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility.
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
Adjustments have been made to the pro forma financial information for the following acquisitions:

Property	Acquisition Date
Harbor Court Hotel	August 1, 2013
Hotel Triton	August 1, 2013
Serrano Hotel	August 21, 2013
Southernmost Hotel Collection	August 27, 2013
The condensed pro forma financial information for the three and six months ended June 30, 2013 is as follows:

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Total revenues	$282,513	$491,855
Net income	$43,607	$43,436
Net income attributable to common shareholders	$37,791	$32,555
Earnings per common share - basic	$0.36	$0.31
Earnings per common share - diluted	$0.36	$0.31
Weighted average number of common shares outstanding:
Basic	103,595,503	103,594,295
Diluted	103,760,099	103,751,418

4.	Long-Term Debt
Debt Summary
Debt as of June 30, 2014 and December 31, 2013 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$197,000	$220,000
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	606
Total borrowings under credit facilities			197,000	220,606
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hotel Deca	6.28%	August 2014 (e)	0	8,809
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	134,335	135,315
Indianapolis Marriott Downtown	5.99%	July 2016	98,203	98,875
Hotel Roger Williams	6.31%	August 2016	60,820	61,416
Mortgage loans at stated value			503,358	514,415
Unamortized loan premium (f)			0	41
Total mortgage loans			503,358	514,456
Total debt			$1,220,358	$1,255,062

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of June 30, 2014, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $197,000 was 1.85%. As of December 31, 2013, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $220,000 was 1.92%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at June 30, 2014. As of December 31, 2013, the rate, including the applicable margin, for LHL's outstanding LIBOR borrowings of $606 was 1.92%. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates at June 30, 2014 of 3.62% and 2.38%, respectively, and at December 31, 2013 of 3.62% and 2.43%, respectively, at the Company's current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2015, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have two one-year extension options and are secured by the Hyatt Boston Harbor. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2014 were 0.85% and 0.40% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2013 were 0.70% and 0.40% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement.

(e)	The Company repaid the mortgage loan on May 1, 2014 through borrowings under its senior unsecured credit facility.

(f)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $41 as of December 31, 2013.
A summary of the Company’s interest expense and weighted average interest rates for variable rate debt for the three and six months ended June 30, 2014 and 2013 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest Expense:
Interest incurred	$14,023	$13,444	$27,542	$27,071
Amortization of deferred financing costs	553	576	1,081	1,140
Capitalized interest	(20)	(257)	(79)	(431)
Interest expense	$14,556	$13,763	$28,544	$27,780

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	1.9%	2.1%	1.9%	2.1%
LHL unsecured credit facility	1.9%	2.1%	1.9%	2.1%
Massport Bonds	0.5%	0.3%	0.5%	0.2%
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
Term Loans
On May 16, 2012, the Company entered into a $177,500 unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at June 30, 2014, for the full seven-year term (see “Derivative and Hedging Activities” below).
On January 8, 2014, the Company refinanced its $300,000 unsecured term loan (the "Second Term Loan"). The Second Term Loan includes a new accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500,000. The Second Term Loan has a new five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at June 30, 2014, through August 2, 2017 (see "Derivative and Hedging Activities below").

The Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) ("OCI"). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) ("AOCI") related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company's variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the First Term Loan's full seven-year term, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at June 30, 2014. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at June 30, 2014. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.
The following tables present the effect of derivative instruments on the Company's consolidated statements of operations and comprehensive income, including the location and amount of unrealized (loss) gain on outstanding derivative instruments in cash flow hedging relationships, for the three and six months ended June 30, 2014 and 2013:

	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	June 30,			June 30,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(3,116)	$11,081	Interest expense	$1,101	$1,049

	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the six months ended			For the six months ended
	June 30,			June 30,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,088)	$12,600	Interest expense	$2,184	$2,081
During the three and six months ended June 30, 2014 and 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of June 30, 2014 and December 31, 2013, there was $528 and $4,616 in cumulative unrealized gain, respectively, of which $527 and $4,603 was included in AOCI, respectively, and $1 and $13 was attributable to noncontrolling interests, respectively. The Company expects that approximately $4,417 will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of June 30, 2014.
Extinguishment of Debt
As discussed above, the Company refinanced its senior unsecured credit facility and Second Term Loan and LHL refinanced its unsecured revolving credit facility on January 8, 2014. The refinancing arrangements for the senior unsecured credit facility and Second Term Loan were considered substantial modifications. In accordance with GAAP guidance, the Company recognized a loss from extinguishment of debt of $2,487, which is included in the accompanying consolidated statements of operations and comprehensive income. The loss from extinguishment of debt represents a portion of the unamortized deferred financing costs from the original agreements.
Mortgage Loans
The Company’s mortgage loans are secured by the respective properties. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.
On May 1, 2014, the Company repaid without fee or penalty the Hotel Deca mortgage loan in the amount of $8,703 plus accrued interest through borrowings under its senior unsecured credit facility. The loan was due to mature in August 2014.
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
As of June 30, 2014, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
Nine of the Company’s hotels, San Diego Paradise Point Resort and Spa, Hyatt Boston Harbor, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar, Viceroy Santa Monica, The Liberty Hotel, Southernmost Hotel Collection and Hotel Vitale, are subject to ground leases under non-cancelable operating leases expiring from April 2019 to December 1, 2102. The ground lease for the Southernmost Hotel Collection, which is only on a restaurant facility, expires in April 2019, but the Company can begin negotiating a renewal one year in advance of the lease expiration. The ground lease at Hyatt Boston Harbor expires in March 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease which expires in December 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year. The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $501 and $825 for the three and six months ended June 30, 2014, respectively, and $327 and $654 for the three and six months ended June 30, 2013, respectively, which is included in total ground rent expense below.

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
Total ground rent expense for the the three and six months ended June 30, 2014 was $3,807 and $6,740, respectively. Total ground rent expense for the three and six months ended June 30, 2013 was $2,791 and $5,286, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
Future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2014	$5,669
2015	11,552
2016	11,775
2017	12,045
2018	12,231
Thereafter	537,361
$590,633
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of June 30, 2014, $17,059 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At June 30, 2014, the Company held $23,398 in restricted cash reserves. Included in such amounts are (i) $17,059 of reserve funds for future capital expenditures, (ii) $4,329 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $2,010 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
On February 20, 2013, the Company entered into an equity distribution agreement (the "2013 Agreement") with Raymond James & Associates, Inc. (the "Manager"). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250,000. As of June 30, 2014, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230,057.
Common Dividends
The Company paid the following dividends on common shares/units during the six months ended June 30, 2014:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.28	December 31, 2013	December 31, 2013	January 15, 2014
$0.28	March 31, 2014	March 31, 2014	April 15, 2014
Treasury Shares
Treasury shares are accounted for under the cost method. During the six months ended June 30, 2014, the Company received 71,109 common shares of beneficial interest related to employees surrendering shares to pay taxes at the time nonvested shares vested and forfeiting nonvested shares upon resignation.
On August 29, 2011, the Company’s Board of Trustees authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of June 30, 2014, the Company had availability under the Repurchase Program to acquire up to $75,498 of common shares of beneficial interest. However, the Company is not currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares. If authorized by its Board of Trustees, the Company may resume using the Repurchase Program on a future date.
During the six months ended June 30, 2014, the Company re-issued 39,842 treasury shares related to the grants of nonvested shares.
At June 30, 2014, there were 31,777 common shares of beneficial interest in treasury.
Preferred Shares
The following Preferred Shares were outstanding as of June 30, 2014:

Security Type	Number of Shares
7 ¼% Series G Preferred Shares (1)	2,348,888
7 ½% Series H Preferred Shares	2,750,000
6 ⅜% Series I Preferred Shares	4,400,000

(1)	Series G Preferred Shares were redeemed on July 3, 2014. As of June 30, 2014, the outstanding Series G Preferred Shares were reflected as a liability at redemption value.
On April 5, 2013, the Company redeemed 4,000,000 of the 6,348,888 outstanding 7 ¼% Series G Cumulative Redeemable Preferred Shares ("Series G Preferred Shares") for $100,000 ($25.00 per share) plus accrued and unpaid dividends through the redemption date, April 5, 2013, of $1,913. The redemption value of the Series G Preferred Shares exceeded their carrying value by $1,566, which is included in the determination of net income attributable to common shareholders for the three and six months ended June 30, 2013. The $1,566 represents the offering costs related to the redeemed Series G Preferred Shares.
On June 3, 2014, the Company provided notice to the holders of its remaining Series G Preferred Shares of the redemption of those shares. In accordance with the FASB issued Accounting Standards Codification 480, Distinguishing Liabilities from Equity, the outstanding Series G Preferred Shares were reflected as a liability at redemption value as of June 30, 2014. The cash redemption price was $25.00 per share, plus accrued and unpaid dividends through the redemption date, July 3, 2014, of $1,100 (see Note 13). The redemption value of the Series G Preferred Shares exceeded their carrying value by $942, which is included in the determination of net income attributable to common shareholders for the three and six months ended June 30, 2014. The $942 represents the offering costs related to the redeemed Series G Preferred Shares.
The Series G Preferred Shares, the 7 ½% Series H Cumulative Redeemable Preferred Shares (“Series H Preferred Shares”) and the 6 ⅜% Series I Cumulative Redeemable Preferred Shares (“Series I Preferred Shares”) (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for all past dividend periods and, with respect to the Series G Preferred Shares and the Series H Preferred Shares, for the current dividend period. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares.
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
Preferred Dividends
The Company paid the following dividends on preferred shares during the six months ended June 30, 2014:

	Dividend per	For the
Security Type	Share (1)	Quarter Ended	Record Date	Payable Date
7 ¼% Series G	$0.45	December 31, 2013	January 1, 2014	January 15, 2014
7 ½% Series H	$0.47	December 31, 2013	January 1, 2014	January 15, 2014
6 ⅜% Series I	$0.40	December 31, 2013	January 1, 2014	January 15, 2014
7 ¼% Series G	$0.45	March 31, 2014	April 1, 2014	April 15, 2014
7 ½% Series H	$0.47	March 31, 2014	April 1, 2014	April 15, 2014
6 ⅜% Series I	$0.40	March 31, 2014	April 1, 2014	April 15, 2014

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
Noncontrolling Interests of Common Units in Operating Partnership
As of June 30, 2014, the Operating Partnership had 296,300 common units of limited partnership interest outstanding, representing a 0.3% partnership interest held by the limited partners. As of June 30, 2014, approximately $10,456 of cash or the equivalent value in common shares, at the Company's option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $10,456 is based on the Company's closing common share price of $35.29 on June 30, 2014, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. The outstanding common units of limited partnership interest are redeemable for cash, or at the Company's option, for a like number of common shares of beneficial interest of the Company.

The following schedule presents the effects of changes in the Company's ownership interest in the Operating Partnership on the Company's equity:

	For the six months ended
	June 30,
	2014	2013
Net income attributable to common shareholders	$76,638	$27,795
Increase (decrease) in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	12	(3)
Change from net income attributable to common shareholders and adjustments to noncontrolling interests	$76,650	$27,792

7.	Equity Incentive Plan
The common shareholders approved the 2014 Plan at the 2014 Annual Meeting held on May 7, 2014, which permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At June 30, 2014, there were 2,900,000 common shares available for future grant under the 2014 Plan. Upon the approval of the 2014 Plan by the common shareholders on May 7, 2014, the 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
Nonvested Share Awards with Service Conditions
From time to time, the Company awards nonvested shares under the 2014 Plan to executives, employees and members of the Board of Trustees. The nonvested shares issued to executives and employees generally vest over three years based on continued employment. The shares issued to the members of the Board of Trustees vest immediately upon issuance. The Company determines the grant date fair value of the nonvested shares based upon the grant date stock price of its common shares and target number of shares per the award agreements. Compensation costs are recognized on a straight-line basis over the requisite service period and are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.
A summary of the Company’s nonvested share awards with service conditions as of June 30, 2014 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2014	333,417	$29.11
Granted	77,564	31.82
Vested	(167,108)	28.53
Forfeited	(2,924)	29.13
Nonvested at June 30, 2014 (1)	240,949	$30.38

(1)	Amount excludes 29,276 share awards with market conditions which were earned but nonvested due to a service condition as of June 30, 2014.
As of June 30, 2014 and December 31, 2013, there were $5,988 and $5,160, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of June 30, 2014 and December 31, 2013, these costs were expected to be recognized over a weighted–average period of 2.1 and 2.3 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three and six months ended June 30, 2014 was $3,225 and $5,602, respectively, and during the three and six months ended June 30, 2013 was zero and $4, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $740 and $1,480 for the three and six months ended June 30, 2014, respectively, and $710 and $1,420 for the three and six months ended June 30, 2013, respectively.
Nonvested Share Awards with Market or Performance Conditions
On January 24 and January 26, 2011, the Company’s Board of Trustees granted a target of 8,925 and 35,920 nonvested share awards with market conditions to executives, respectively. The actual number of the shares awarded were determined on January 1, 2014, based on the performance measurement period of January 1, 2011 through December 31, 2013, in accordance with the terms of the agreements. On January 1, 2014, the executives earned 79.5% of the target number of shares, or 35,652 shares. The shares representing the difference between 79.5% and 100.0% of the target, or 9,193 shares, were forfeited on January 1, 2014. Of the earned shares, 11,885 shares vested immediately on January 1, 2014 and the remaining 23,767 shares will vest in equal amounts on January 1, 2015 and January 1, 2016 based on continued employment. The executives received cash payments of $75 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2010 until the determination date, January 1, 2014. As of January 1, 2014, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
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
The tranches described in (1) and (2) are nonvested share awards with market conditions. For the March 20, 2014 Awards, the grant date fair value of the awards with market conditions were estimated by the Company using historical data under the Monte Carlo valuation method provided by a third party consultant. The final values were determined during the second quarter of 2014 with an insignificant cumulative adjustment to compensation cost recorded. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. For the March 20, 2014 Awards, the grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis.
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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
March 20, 2014 Awards (performance period starting January 1, 2014)
Target amounts	33.70%	0.90%	N/A	N/A	$31.94	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$31.82	33.30%
Peer companies	33.70%	0.90%	N/A	0.938	$31.02	33.30%
March 20, 2014 Awards (performance period starting July 1, 2014)
Target amounts	33.70%	0.90%	N/A	N/A	$31.23	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$31.82	33.30%
Peer companies	33.70%	0.90%	N/A	0.938	$34.53	33.30%
A summary of the Company’s nonvested share awards with either market or performance conditions as of June 30, 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2014	289,545	$33.02
Granted (1)	71,967	32.06
Vested	(40,694)	24.99
Forfeited	(9,193)	40.17
Nonvested at June 30, 2014 (2)	311,625	$33.63

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

As of June 30, 2014 and December 31, 2013, there were $6,294 and $5,260, respectively, of total unrecognized compensation costs related to nonvested share awards with market or performance conditions. As of June 30, 2014 and December 31, 2013, these costs were expected to be recognized over a weighted–average period of 2.2 years. As of June 30, 2014 and December 31, 2013, there were 194,637 and 153,943 share awards with market or performance conditions vested, respectively. Additionally, there were 29,276 and 34,318 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of June 30, 2014 and December 31, 2013, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $845 and $1,654 for the three and six months ended June 30, 2014, respectively, and $637 and $1,214 for the three and six months ended June 30, 2013, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.

Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
General and administrative	$22,648	$18,594	$42,695	$36,321
Sales and marketing	16,120	13,992	30,908	27,393
Repairs and maintenance	9,496	8,043	18,522	16,217
Management and incentive fees	10,984	9,500	17,148	14,908
Utilities and insurance	7,735	6,582	15,871	13,561
Franchise fees	2,419	2,148	4,241	3,839
Other expenses	377	330	817	685
Total other indirect expenses	$69,779	$59,189	$130,202	$112,924

As of June 30, 2014, LHL leased all 45 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L'Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Monaco San Francisco	San Francisco, CA
9.	Hotel Triton	San Francisco, CA
10.	Hotel Vitale	San Francisco, CA
11.	Serrano Hotel	San Francisco, CA
12.	Villa Florence	San Francisco, CA
13.	Chaminade Resort and Conference Center	Santa Cruz, CA
14.	Viceroy Santa Monica	Santa Monica, CA
15.	Chamberlain West Hollywood	West Hollywood, CA
16.	Le Montrose Suite Hotel	West Hollywood, CA
17.	Le Parc Suite Hotel	West Hollywood, CA
18.	The Grafton on Sunset	West Hollywood, CA
19.	Donovan House	Washington, D.C.
20.	Hotel George	Washington, D.C.
21.	Hotel Helix	Washington, D.C.
22.	Hotel Madera	Washington, D.C.
23.	Hotel Palomar, Washington, DC	Washington, D.C.
24.	Hotel Rouge	Washington, D.C.
25.	Sofitel Washington, DC Lafayette Square	Washington, D.C.
26.	The Liaison Capitol Hill	Washington, D.C.
27.	Topaz Hotel	Washington, D.C.
28.	Southernmost Hotel Collection	Key West, FL
29.	Hotel Chicago	Chicago, IL
30.	Westin Michigan Avenue	Chicago, IL
31.	Indianapolis Marriott Downtown	Indianapolis, IN
32.	Hyatt Boston Harbor	Boston, MA
33.	Onyx Hotel	Boston, MA
34.	The Liberty Hotel	Boston, MA
35.	Westin Copley Place	Boston, MA
36.	Gild Hall	New York, NY
37.	Hotel Roger Williams	New York, NY
38.	Park Central Hotel (shared lease with WestHouse Hotel New York)	New York, NY
39.	WestHouse Hotel New York	New York, NY
40.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
41.	Westin Philadelphia	Philadelphia, PA
42.	Hotel Viking	Newport, RI
43.	Lansdowne Resort	Lansdowne,VA
44.	Alexis Hotel	Seattle, WA
45.	Hotel Deca	Seattle, WA

9.	Income Taxes
Income tax expense (benefit) was comprised of the following for the three and six months ended June 30, 2014 and 2013:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
LHL’s income tax expense (benefit)	$4,549	$4,615	$(2,078)	$(645)
Operating Partnership's income tax expense	334	319	569	562
Total income tax expense (benefit)	$4,883	$4,934	$(1,509)	$(83)
The Company has estimated LHL’s income tax benefit for the six months ended June 30, 2014 by applying an estimated combined federal and state effective tax rate of 31.5% to LHL's net loss of $6,772. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		June 30, 2014		December 31, 2013
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$1,089	(1)	$4,616
Derivative interest rate instruments	Accounts payable and accrued expenses	$561	(2)	$0

(1)	Amount relates to interest rate swaps for the Second Term Loan.

(2)	Amount relates to interest rate swaps for the First Term Loan.
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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company's consolidated financial statements as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$0	$0	$71,014	$71,014
Borrowings under credit facilities	$197,000	$197,242	$220,606	$220,957
Term loans	$477,500	$476,962	$477,500	$477,053
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$503,358	$514,042	$514,456	$522,788
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 2.9% and 3.1% as of June 30, 2014 and December 31, 2013, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company's. As of December 31, 2013, the Company estimated that the fair value of its note receivable, which was repaid in full on February 10, 2014, approximated its carrying value due to the relatively short period until maturity.
At June 30, 2014 and December 31, 2013, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common shareholders	$85,610	$35,190	$76,638	$27,795
Dividends paid on unvested restricted shares	(101)	(73)	(203)	(147)
Undistributed earnings attributable to unvested restricted shares	(161)	(61)	(27)	0
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$85,348	$35,056	$76,408	$27,648
Denominator:
Weighted average number of common shares - basic	103,698,332	95,465,464	103,695,013	95,316,742
Effect of dilutive securities:
Compensation-related shares	326,140	164,602	341,384	157,117
Weighted average number of common shares - diluted	104,024,472	95,630,066	104,036,397	95,473,859
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.82	$0.37	$0.74	$0.29
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.82	$0.37	$0.73	$0.29

12.	Supplemental Information to Statements of Cash Flows

	For the six months ended
	June 30,
	2014	2013
Interest paid, net of capitalized interest	$27,803	$27,110
Interest capitalized	79	431
Income taxes paid, net	786	1,317
Increase in distributions payable on common shares	9,929	162
Increase (decrease) in distributions payable on preferred shares	36	(59)
Write-off of fully amortized deferred financing costs	202	203
(Decrease) increase in accrued capital expenditures	(1,950)	4,090
Grant of nonvested shares and awards to employees and executives, net	3,477	3,749
Issuance of common shares for Board of Trustees compensation	602	277
In conjunction with the sale of property, the Company disposed of the following assets and liabilities:
Investment in property, net of closing costs	$92,359	$0
Other assets	596	0
Liabilities	(249)	0
Sale of property	$92,706	$0
In conjunction with the acquisition of property, the Company assumed the following assets and liabilities:
Investment in property (after credits at closing)	$(129,916)	$0
Deposit on potential acquisition	0	(3,000)
Other assets	(1,033)	0
Liabilities	3,947	0
Acquisition of property	$(127,002)	$(3,000)

13.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to June 30, 2014:

	Dividend per		For the Quarter	Record	Payable
Security Type	Share/Unit (1)		Ended	Date	Date
Common Shares/Units	$0.38		June 30, 2014	June 30, 2014	July 15, 2014
7 ¼% Series G Preferred Shares	$0.47	(2)	June 30, 2014	July 1, 2014	July 3, 2014
7 ½% Series H Preferred Shares	$0.47		June 30, 2014	July 1, 2014	July 15, 2014
6 ⅜% Series I Preferred Shares	$0.40		June 30, 2014	July 1, 2014	July 15, 2014

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

(2)	Final dividend is through redemption date.
On July 1, 2014, the Company issued 59,778 nonvested shares with service conditions to an executive who earned 119.6% of the 50,000 target number of shares from the nonvested share awards with market conditions granted on May 31, 2008. All of the shares earned, or 59,778 shares, vested immediately on July 1, 2014. The executive received a cash payment of $239 on the earned shares equal to the value of all dividends paid on common shares from May 31, 2008 until the determination date, July 1, 2014. As of July 1, 2014, the executive is entitled to receive dividends as declared and paid on the earned shares and to vote the shares. These common shares of beneficial interest were issued under the 2009 Plan.
On July 1, 2014, the Company received 19,458 common shares of beneficial interest related to an executive surrendering shares to pay taxes at the time restricted shares vested.
On July 3, 2014, the Company redeemed the remaining 2,348,888 Series G Preferred Shares for $58,722 ($25.00 per share) plus accrued distributions through July 3, 2014 of $1,100. The redemption value of the Series G Preferred Shares exceeded their carrying value by $942, which is included in the determination of net income attributable to common shareholders for the three and six months ended June 30, 2014. The $942 represents the offering costs related to the redeemed Series G Preferred Shares.

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
Overview
The Company, a Maryland REIT organized on January 15, 1998, primarily buys, owns, redevelops and leases upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-administered and self-managed REIT as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company is generally not subject to federal corporate income tax on that portion of its net income that is currently distributed to its shareholders. The income of LaSalle Hotel Lessee, Inc. (together with its wholly owned subsidiaries, “LHL”), the Company’s wholly owned taxable REIT subsidiary, is subject to taxation at normal corporate rates.
As of June 30, 2014, the Company owned interests in 45 hotels with approximately 11,300 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2014 and December 2016. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at June 30, 2014. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at June 30, 2014.
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
During the second quarter of 2014, hotel industry performance was very strong in terms of demand, occupancy, average daily rate (“ADR”) and RevPAR. The economic indicators that the Company tracks are generally positive. Consumer confidence increased to its highest level in six years. Unemployment declined sharply during the quarter, from 6.7% at the end of the first quarter to 6.1% at the end of the second quarter. Airline enplanements were solid for the quarter and corporate profits are trending positive thus far. The strong economic landscape contributed to favorable demand improvements for the U.S. lodging industry. Industry-wide RevPAR increased meaningfully during each month of the quarter, due to improvements in both occupancy and ADR. As for the Company's hotel portfolio, ADR increased 6.6%, while occupancy improved 3.4% compared to the second quarter of 2013. As a result, RevPAR improved 10.3% for the entire portfolio.
For the second quarter of 2014, the Company had net income attributable to common shareholders of $85.6 million, or $0.82 per diluted share. FFO was $81.6 million, or $0.78 per diluted share/unit (based on 104,320,772 weighted average shares and units outstanding during the three months ended June 30, 2014), and EBITDA was $148.8 million.

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
The Company’s management has discussed the policy of using estimated hotel operating revenues and expenses with the Audit Committee of its Board of Trustees. The Audit Committee has reviewed the Company’s disclosure relating to the estimates in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section.
See “Critical Accounting Policies” in the “Management's Discussion and Analysis of Financial Conditions and Results of Operations” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for other critical accounting policies and estimates of the Company.
Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013
Lodging industry performance improved during each month of the second quarter of 2014. The U.S. lodging industry continued to operate in an environment of low supply. Industry demand was strong as well throughout the quarter. As a result, industry occupancy increased during the second quarter, which provided a favorable environment for operators, enabling them to grow industry ADR. Within the Company's hotel portfolio, ADR increased 6.6% over the prior year, while occupancy improved 3.4%, resulting in RevPAR improvement of 10.3% compared to the second quarter of 2013.
Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $49.0 million from $260.9 million in 2013 to $309.9 million in 2014. This increase is due primarily to the hotel operating revenues generated from the 2013 and 2014 hotel acquisitions, which consist of the acquisitions of Hotel Triton, Harbor Court Hotel, Serrano Hotel, Southernmost Hotel Collection and Hotel Vitale (collectively, the “2013 and 2014 Acquisition Properties”). The 2013 and 2014 Acquisition Properties, which are not comparable year-over-year, contributed $29.0 million to the increase in hotel operating revenues. Additionally, the effects of the slowly improving economic environment, which resulted in a 10.0% increase in RevPAR across the portfolio including the Hilton Old Town Alexandria, attributable to a 6.3% increase in ADR and a 3.5% increase in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:

•	$2.9 million increase from Westin Copley Place;

•	$1.4 million increase from Hyatt Boston Harbor;

•	$1.4 million increase from The Hilton San Diego Resort and Spa;

•	$0.9 million increase from San Diego Paradise Point Resort and Spa; and

•	$0.9 million increase from The Liberty Hotel.
Additionally, total room, food and beverage and other operating department revenues increased $13.1 million at Park Central Hotel and WestHouse Hotel New York resulting from the completion of the hotel renovation in late 2013.
These increases are partially offset by a combined $1.7 million decrease from the Indianapolis Marriott Downtown and Westin Michigan Avenue resulting from weaker citywide calendars and fewer group room nights in those cities. In addition, hotel operating revenues from the Hilton Alexandria Old Town decreased by $1.0 million reflecting the sale of the property on June 17, 2014.

Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $2.1 million across 31 additional hotels in the portfolio.
Other Income
Other income increased $0.6 million from $2.6 million in 2013 to $3.2 million in 2014 primarily due to increased gains from insurance proceeds related to minor property damage at various properties.
Hotel Operating Expenses
Hotel operating expenses increased $27.7 million from $150.2 million in 2013 to $177.9 million in 2014. This overall increase is primarily due to $15.5 million from the results of the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the slowly improving economic environment and the completion of the Park Central Hotel and WestHouse Hotel New York renovation.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$6.9 million increase from the Park Central Hotel and WestHouse Hotel New York (due to completion of the 2013 hotel renovation);

•	$1.1 million increase from Westin Copley Place;

•	$0.9 million increase from Hyatt Boston Harbor;

•	$0.8 million increase from San Diego Paradise Point Resort and Spa; and

•	$0.7 million increase from The Hilton San Diego Resort and Spa.
These increases are partially offset by a $0.5 million decrease from the Hilton Alexandria Old Town due to the sale of the property on June 17, 2014. In addition, a $0.6 million decrease from the Indianapolis Marriott Downtown resulting from the weaker citywide calendar and fewer group room nights partially offset the increase.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $2.9 million across the 33 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $5.9 million from $33.4 million in 2013 to $39.3 million in 2014. The increase is primarily due to $3.0 million from the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $2.9 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service, particularly at the Park Central Hotel and WestHouse Hotel New York resulting from the completion of the 2013 hotel renovation.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $1.6 million from $12.8 million in 2013 to $14.4 million in 2014. This increase is primarily due to $1.4 million from the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $0.3 million across the remaining hotels in the portfolio primarily resulting from increased assessed property values or tax rates at certain properties. To a lesser extent, real estate taxes expense increased due to the completion of the Park Central Hotel and WestHouse Hotel New York renovation on which the capitalization of real estate taxes ceased at the end of 2013. These increases are partially offset by successful real estate tax appeals and real estate tax refunds at certain other properties. Insurance expense decreased by $0.1 million between the two periods primarily as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan acquired in July 2012 which property insurance was placed on to secure the loan.
Ground Rent
Ground rent increased $1.0 million from $2.8 million in 2013 to $3.8 million in 2014. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel's performance. Harbor Court Hotel, Southernmost Hotel Collection and Hotel Vitale, which are not comparable year-over-year, contributed $0.8 million to the 2014 increase. The other hotels subject to ground leases contributed a net $0.2 million to the increase due to improved operating results.

General and Administrative
General and administrative expense increased $0.4 million from $5.6 million in 2013 to $6.0 million in 2014 due primarily to increased compensation costs, partially due to additional staffing as a result of portfolio growth, and professional fees.
Acquisition Transaction Costs
Acquisition transaction costs of $1.7 million in 2014 predominantly relate to the purchase of Hotel Vitale on April 2, 2014 with an immaterial amount related to transaction costs for the April 30, 2014 land parcel purchase adjacent to the Onyx Hotel. There were no acquisition costs in the 2013 period.
Other Expenses
Other expenses increased $1.5 million from $1.5 million in 2013 to $3.0 million in 2014 due primarily to a net increase of $0.9 million in pre-opening and management transition expenses, consisting of a net increase of $0.8 million related to the newly renovated Park Central Hotel and WestHouse Hotel New York and $0.1 million of management transition expenses at Hotel Chicago. In addition, losses from property damage, which are largely covered by insurance proceeds, increased $0.5 million and retail lease expenses increased $0.1 million.
Interest Income
Interest income decreased $2.4 million from $2.4 million in 2013 to an immaterial amount in 2014 as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan which was acquired in July 2012.
Interest Expense
Interest expense increased $0.8 million from $13.8 million in 2013 to $14.6 million in 2014 due to an increase in the Company's weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company's weighted average debt outstanding increased from $1.2 billion in 2013 to $1.4 billion in 2014 due primarily to the following borrowings:

•	additional borrowings to purchase the 2013 and 2014 Acquisition Properties;

•	additional borrowings to redeem 4,000,000 of the 6,348,888 7 ¼% Series G Cumulative Redeemable Preferred Shares ("Series G Preferred Shares") in April 2013; and

•	additional borrowings to finance other capital improvements during 2013 and 2014.
The above borrowings were partially offset by paydowns with proceeds from the following:

•	the repayment of the mezzanine loan in February 2014;

•	the sale of Hilton Alexandria Old Town in June 2014;

•	the issuance of common shares under the Company's equity distribution agreement during 2013; and

•	positive operating results from the hotel properties.
The Company's weighted average interest rate, including the effect of capitalized interest, decreased from 4.1% in 2013 to 3.9% in 2014. Interest capitalized on renovations decreased from $0.3 million in 2013 to an immaterial amount in 2014 primarily due to the completion of the Park Central Hotel and WestHouse New York renovation at the end of 2013.
Income Tax Expense
Income tax expense remained the same from 2013 to 2014 with an income tax expense of $4.9 million in both periods. Income tax expense remained unchanged due to an increase in LHL's net income before income tax expense of $0.4 million from $11.1 million in 2013 to $11.5 million in 2014, offset by a decrease in an estimated federal and state tax rate of 38.2% for the quarter ended June 30, 2013 to 31.5% for the quarter ended June 30, 2014.
Gain on Sale of Property
The gain on sale of property of $43.5 million relates to the sale of Hilton Alexandria Old Town on June 17, 2014.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.

Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At June 30, 2014, third party limited partners held 0.3% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders remained the same at $4.1 million in 2013 and 2014.
Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of $0.9 million in 2014 represent the offering costs related to the remaining Series G Preferred Shares, which were all redeemed on July 3, 2014, and $1.6 million in 2013 represent the offering costs related to the Series G Preferred Shares, which were partially redeemed on April 5, 2013. The excess of fair value over carrying value (i.e. offering costs) is included in the determination of net income attributable to common shareholders.
Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013
Industry travel was stronger during the six months ended June 30, 2014 compared to the same period of the prior year. Demand improvements and limited supply growth led to occupancy growth, which has encouraged operators to increase pricing and resulted in ADR growth during the same period. With respect to the Company's hotels, ADR grew 6.7% during the six months ended June 30, 2014, while occupancy increased 1.1%, which resulted in RevPAR improvement of 7.8% year-over-year.
Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $75.8 million from $451.2 million in 2013 to $527.0 million in 2014. This increase is due primarily to the hotel operating revenues generated from the 2013 and 2014 Acquisition Properties. The 2013 and 2014 Acquisition Properties, which are not comparable year-over-year, contributed $48.9 million to the increase in hotel operating revenues. Additionally, the effects of the slowly improving economic environment, which resulted in a 7.5% increase in RevPAR across the portfolio including the Hilton Old Town Alexandria, attributable to a 6.5% increase in ADR and a 0.9% increase in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:

•	$3.6 million increase from Westin Copley Place;

•	$2.4 million increase from The Hilton San Diego Resort and Spa;

•	$2.3 million increase from San Diego Paradise Point Resort and Spa; and

•	$2.2 million increase from Hyatt Boston Harbor.
Additionally, total room, food and beverage and other operating department revenues increased $15.2 million at Park Central Hotel and WestHouse Hotel New York resulting from the completion of the hotel renovation in late 2013.
These increases are partially offset by a decrease of $4.0 million from the nine Washington, DC properties due in part to the 2013 Presidential inauguration held in the prior period and to a lesser extent a weaker year to date citywide convention calendar. In addition, a $1.8 million decrease from the Westin Michigan Avenue resulting from a weak citywide calendar and weather-related issues and a $1.5 decrease resulting from the sale of the Hilton Alexandria Old Town on June 17, 2014 partially offset the increase.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $8.5 million across 24 additional hotels in the portfolio.
Other Income
Other income increased $0.8 million from $4.1 million in 2013 to $4.9 million in 2014 due primarily to increased gains from insurance and other proceeds recognized in the 2014 period mostly related to minor property damage at various properties.
Hotel Operating Expenses
Hotel operating expenses increased $45.1 million from $283.8 million in 2013 to $328.9 million in 2014. This overall increase is primarily due to $25.7 million from the results of the 2013 and 2014 Acquisition Properties, which are not comparable year-

over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the slowly improving economic environment and the completion of the Park Central Hotel and WestHouse Hotel New York renovation.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$10.6 million increase from the Park Central Hotel and WestHouse Hotel New York (due to completion of the 2013 hotel renovation);

•	$1.8 million increase from Westin Copley Place;

•	$1.6 million increase from San Diego Paradise Point Resort and Spa;

•	$1.4 million increase from Hyatt Boston Harbor; and

•	$1.2 million increase from The Hilton San Diego Resort and Spa.
Hotel operating expenses across the remainder of the portfolio held relatively constant, increasing a net $2.8 million across 35 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $10.6 million from $66.5 million in 2013 to $77.1 million in 2014. The increase is primarily due to $5.0 million from the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $5.6 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service, particularly at the Park Central Hotel and WestHouse Hotel New York resulting from the completion of the 2013 hotel renovation.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $4.2 million from $25.1 million in 2013 to $29.3 million in 2014. This increase is primarily due to $2.4 million from the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $2.0 million across the remaining hotels in the portfolio primarily resulting from increased assessed property values or tax rates at certain properties. To a lesser extent, real estate taxes expense increased due to the completion of the Park Central Hotel and WestHouse Hotel New York renovation on which the capitalization of real estate taxes ceased at the end of 2013. These increases are partially offset by successful real estate tax appeals and real estate tax refunds at certain other properties. Insurance expense decreased by $0.2 million between the two periods primarily as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan acquired in July 2012 which property insurance was placed on to secure the loan.
Ground Rent
Ground rent increased $1.4 million from $5.3 million in 2013 to $6.7 million in 2014. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel's performance. Harbor Court Hotel, Southernmost Hotel Collection and Hotel Vitale, which are not comparable year-over-year, contributed $1.1 million to the 2014 increase. The other hotels subject to ground leases contributed a net $0.3 million to the increase due to improved operating results.
General and Administrative
General and administrative expense increased $0.8 million from $10.7 million in 2013 to $11.5 million in 2014 due primarily to increased compensation costs, partially due to additional staffing as a result of portfolio growth.
Acquisition Transaction Costs
Acquisition transaction costs of $1.9 million in 2014 predominantly relate to the purchase of Hotel Vitale on April 2, 2014 with an immaterial amount related to related to transaction costs for the April 30, 2014 land parcel purchase adjacent to the Onyx Hotel. There were no acquisition costs in the 2013 period.
Other Expenses
Other expenses increased $4.1 million from $2.2 million in 2013 to $6.3 million in 2014 due primarily to a net increase of $3.2 million in pre-opening, severance, marketing and management transition expenses, consisting of a net increase of $2.3 million related to the newly renovated Park Central Hotel and WestHouse Hotel New York and $0.9 million of management transition expenses at Serrano Hotel and Hotel Chicago. In addition, losses from property damage, which are largely covered by insurance proceeds, increased $0.6 million and retail lease expenses increased $0.3 million.

Interest Income
Interest income decreased $3.0 million from $4.8 million in 2013 to $1.8 million in 2014 as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan which was acquired in July 2012.
Interest Expense
Interest expense increased $0.7 million from $27.8 million in 2013 to $28.5 million in 2014 due to the increase in the Company's weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company's weighted average debt outstanding increased from $1.2 billion in 2013 to $1.3 billion in 2014 due primarily to the following borrowings:

•	additional borrowings to purchase the 2013 and 2014 Acquisition Properties;

•	additional borrowings to redeem the Series G Preferred Shares in April 2013; and

•	additional borrowings to finance other capital improvements during 2013 and 2014.
The above borrowings were partially offset by paydowns with proceeds from the following:

•	the March 2013 issuance of the 6 ⅜% Series I Cumulative Redeemable Preferred Shares ("Series I Preferred Shares");

•	the repayment of the mezzanine loan in February 2014;

•	the sale of Hilton Alexandria Old Town in June 2014;

•	the issuance of common shares under the Company's equity distribution agreement during 2013; and

•	positive operating results from the hotel properties.
The Company's weighted average interest rate, including the effect of capitalized interest, decreased from 4.2% in 2013 to 4.0% in 2014. Interest capitalized on renovations decreased from $0.4 million in 2013 to $0.1 million in 2014 primarily due to the completion of the Park Central Hotel and WestHouse New York renovation at the end of 2013.
Loss from Extinguishment of Debt
Loss from extinguishment of debt of $2.5 million in 2014 relates to the write-off of a portion of the unamortized deferred financing costs for the Company's senior unsecured credit facility and Second Term Loan (as defined below). These costs were recorded in connection with the original agreements that were in effect prior to the Company refinancing its senior unsecured credit facility and Second Term Loan on January 8, 2014. There was no loss from extinguishment of debt in the 2013 period.
Income Tax Benefit
Income tax benefit increased $1.4 million from $0.1 million in 2013 to $1.5 million in 2014. This increased income tax benefit is primarily the result of an increase in LHL's net loss before income tax benefit of $5.0 million from $1.8 million in 2013 to $6.8 million in 2014. For the six months ended June 30, 2014, LHL's income tax benefit was calculated using an estimated federal and state tax rate of 31.5%.
Gain on Sale of Property
The gain on sale of property of $43.5 million relates to the sale of Hilton Alexandria Old Town on June 17, 2014.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At June 30, 2014, third party limited partners held 0.3% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $1.0 million from $9.2 million in 2013 to $8.2 million in 2014 due to decreased distributions on the Series G Preferred Shares, which were partially redeemed on April 5, 2013, partially offset by increased distributions on the Series I Preferred Shares, which were issued on March 4, 2013 and March 12, 2013.

Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of $0.9 million in 2014 represent the offering costs related to the remaining Series G Preferred Shares, which were all redeemed on July 3, 2014, and $1.6 million in 2013 represent the offering costs related to the Series G Preferred Shares, which were partially redeemed on April 5, 2013. The excess of fair value over carrying value (i.e. offering costs) is included in the determination of net income attributable to common shareholders.
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

The following is a reconciliation between net income attributable to common shareholders and FFO for the three and six months ended June 30, 2014 and 2013 (in thousands, except share and unit data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income attributable to common shareholders	$85,610	$35,190	$76,638	$27,795
Depreciation	39,200	33,322	76,858	66,333
Amortization of deferred lease costs	88	86	175	174
Noncontrolling interests:
Noncontrolling interests in consolidated entities	8	8	8	8
Noncontrolling interests of common units in Operating Partnership	266	135	260	135
Less: Net gain on sale of property	(43,548)	0	(43,548)	0
FFO (1)	$81,624	$68,741	$110,391	$94,445
Weighted Average number of common shares and units outstanding:
Basic	103,994,632	95,761,764	103,991,313	95,613,042
Diluted	104,320,772	95,926,366	104,332,697	95,770,159

(1) FFO includes the loss from extinguishment of debt of $2.5 million.
The following is a reconciliation between net income attributable to common shareholders and EBITDA for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income attributable to common shareholders	$85,610	$35,190	$76,638	$27,795
Interest expense	14,556	13,763	28,544	27,780
Loss from extinguishment of debt	0	0	2,487	0
Income tax expense (benefit)	4,883	4,934	(1,509)	(83)
Depreciation and amortization	39,306	33,427	77,066	66,548
Noncontrolling interests:
Noncontrolling interests in consolidated entities	8	8	8	8
Noncontrolling interests of common units in Operating Partnership	266	135	260	135
Distributions to preferred shareholders	4,142	4,107	8,249	9,172
EBITDA (1)	$148,771	$91,564	$191,743	$131,355

(1) EBITDA includes the gain on sale of Hilton Alexandria Old Town of $43.5 million.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company's agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels' capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of June 30, 2014, the Company held a total of $23.4 million of restricted cash reserves, $17.1 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources
The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company's hotels. Additional sources of cash are the Company's senior unsecured credit facility, LHL's unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company's 40 unencumbered properties as of June 30, 2014, the sale of one or more properties, equity issuances available under the Company's shelf registration statement and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement (as defined under “Equity Issuances and Redemptions” below).
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
Debt Summary
Debt as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$197,000	$220,000
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	606
Total borrowings under credit facilities			197,000	220,606
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hotel Deca	6.28%	August 2014 (e)	0	8,809
Westin Copley Place	5.28%	September 2015	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	134,335	135,315
Indianapolis Marriott Downtown	5.99%	July 2016	98,203	98,875
Hotel Roger Williams	6.31%	August 2016	60,820	61,416
Mortgage loans at stated value			503,358	514,415
Unamortized loan premium (f)			0	41
Total mortgage loans			503,358	514,456
Total debt			$1,220,358	$1,255,062

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of June 30, 2014, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $197,000 was 1.85%. As of December 31, 2013, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $220,000 was 1.92%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at June 30, 2014. As of December 31, 2013, the rate, including the applicable margin, for LHL's outstanding LIBOR borrowings of $606 was 1.92%. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates at June 30, 2014 of 3.62% and 2.38%, respectively, and at December 31, 2013 of 3.62% and 2.43%, respectively, at the Company's current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by the Royal Bank of Scotland that expire in February 2015, pursuant to an amendment to the agreement governing the letters of credit. The Royal Bank of Scotland letters of credit also have two one-year extension options and are secured by the Hyatt Boston Harbor. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2014 were 0.85% and 0.40% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2013 were 0.70% and 0.40% for the $5,400 and $37,100 bonds, respectively. The Company also incurs an annual letter of credit fee of a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement.

(e)	The Company repaid the mortgage loan on May 1, 2014 through borrowings under its senior unsecured credit facility.

(f)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $41 as of December 31, 2013.
A summary of the Company's interest expense and weighted average interest rates for variable rate debt for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest Expense:
Interest incurred	$14,023	$13,444	$27,542	$27,071
Amortization of deferred financing costs	553	576	1,081	1,140
Capitalized interest	(20)	(257)	(79)	(431)
Interest expense	$14,556	$13,763	$28,544	$27,780

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	1.9%	2.1%	1.9%	2.1%
LHL unsecured credit facility	1.9%	2.1%	1.9%	2.1%
Massport Bonds	0.5%	0.3%	0.5%	0.2%
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
Term Loans
On May 16, 2012, the Company entered into a $177.5 million unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at June 30, 2014, for the full seven-year term (see “Derivative and Hedging Activities” below).
On January 8, 2014, the Company refinanced its $300.0 million unsecured term loan (the "Second Term Loan"). The Second Term Loan includes a new accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500.0 million. The Second Term Loan has a new five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at June 30, 2014, through August 2, 2017 (see "Derivative and Hedging Activities below").
The Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) ("OCI"). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) ("AOCI") related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company's variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the First Term Loan's full seven-year term, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at June 30, 2014. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at June 30, 2014. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.
The following tables present the effect of derivative instruments on the Company's consolidated statements of operations and comprehensive income, including the location and amount of unrealized (loss) gain on outstanding derivative instruments in cash flow hedging relationships, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	June 30,			June 30,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(3,116)	$11,081	Interest expense	$1,101	$1,049

	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the six months ended			For the six months ended
	June 30,			June 30,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,088)	$12,600	Interest expense	$2,184	$2,081
During the three and six months ended June 30, 2014 and 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of June 30, 2014 and December 31, 2013, there was $0.5 million and $4.6 million in cumulative unrealized gain, respectively, of which $0.5 million and $4.6 million was included in AOCI, respectively, and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $4.4 million will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of June 30, 2014.
Extinguishment of Debt
As discussed above, the Company refinanced its senior unsecured credit facility and Second Term Loan and LHL refinanced its unsecured revolving credit facility on January 8, 2014. The refinancing arrangements for the senior unsecured credit facility and Second Term Loan were considered substantial modifications. In accordance with GAAP guidance, the Company recognized a loss from extinguishment of debt of $2.5 million, which is included in the consolidated statements of operations and comprehensive income. The loss from extinguishment of debt represents a portion of the unamortized deferred financing costs from the original agreements.
Mortgage Loans
The Company's mortgage loans are secured by the respective properties. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.
On May 1, 2014, the Company repaid without fee or penalty the Hotel Deca mortgage loan in the amount of $8.7 million plus accrued interest through borrowings under its senior unsecured credit facility. The loan was due to mature in August 2014.
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
As of June 30, 2014, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		June 30, 2014		December 31, 2013
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$1,089	(1)	$4,616
Derivative interest rate instruments	Accounts payable and accrued expenses	$561	(2)	$0

(1)	Amount relates to interest rate swaps for the Second Term Loan.

(2)	Amount relates to interest rate swaps for the First Term Loan.
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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company's consolidated financial statements as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$0	$0	$71,014	$71,014
Borrowings under credit facilities	$197,000	$197,242	$220,606	$220,957
Term loans	$477,500	$476,962	$477,500	$477,053
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$503,358	$514,042	$514,456	$522,788
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 2.9% and 3.1% as of June 30, 2014 and December 31, 2013, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company's. As of December 31, 2013, the Company estimated that the fair value of its note receivable, which was repaid in full on February 10, 2014, approximated its carrying value due to the relatively short period until maturity.

At June 30, 2014 and December 31, 2013, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Issuances and Redemptions
On February 20, 2013, the Company entered into an equity distribution agreement (the "2013 Agreement") with Raymond James & Associates, Inc. (the "Manager"). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250.0 million. As of June 30, 2014, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230.1 million.
On April 5, 2013, the Company redeemed 4,000,000 of the 6,348,888 outstanding Series G Preferred Shares for $100.0 million ($25.00 per share), plus accrued and unpaid dividends through the redemption date, April 5, 2013, of $1.9 million. The redemption value of the Series G Preferred Shares exceeded their carrying value by $1.6 million, which is included in the determination of net income attributable to common shareholders for the three and six months ended June 30, 2013. The $1.6 million represents the offering costs related to the redeemed Series G Preferred Shares.
On June 3, 2014, the Company provided notice to the holders of its remaining Series G Preferred Shares of the redemption of those shares. The outstanding Series G Preferred Shares were reflected as a liability at redemption value as of June 30, 2014. The cash redemption price was $25.00 per share, plus accrued and unpaid dividends through the redemption date, July 3, 2014, of $1.1 million. The redemption value of the Series G Preferred Shares exceeded their carrying value by $0.9 million, which is included in the determination of net income attributable to common shareholders for the three and six months ended June 30, 2014. The $0.9 million represents the offering costs related to the redeemed Series G Preferred Shares.
Sources and Uses of Cash
As of June 30, 2014, the Company had $12.2 million of cash and cash equivalents and $23.4 million of restricted cash reserves, $17.1 million of which was available for future capital expenditures. Additionally, the Company had $550.4 million available under the Company's senior unsecured credit facility, with $2.6 million reserved for outstanding letters of credit, and $25.0 million available under LHL's unsecured credit facility.
Net cash provided by operating activities was $111.7 million for the six months ended June 30, 2014 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $4.4 million for the six months ended June 30, 2014 primarily due to the purchase of Hotel Vitale and outflows for improvements and additions at the hotels, partially offset by proceeds from the repayment of the mezzanine loan and the sale of Hilton Alexandria Old Town.
Net cash used in financing activities was $108.5 million for the six months ended June 30, 2014 primarily due to net repayments under the credit facilities, mortgage loan repayments, payment of deferred financing costs, repurchase of common shares into treasury, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company's senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties, potential property sales, equity issuances available under the Company’s shelf registration statement and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement. The Company also considers capital improvements, and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company's senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties, potential property sales or the issuance of additional equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company's senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties, potential property sales, estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.
Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Company's reserve funds.
Contractual Obligations
The following is a summary of the Company's obligations and commitments as of June 30, 2014 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$552,140	$33,456	$518,684	$0	$0
Borrowings under credit facilities (2)	210,029	3,695	7,400	198,934	0
Rents (3)	590,633	11,430	23,583	24,401	531,219
Massport Bonds (1)	43,212	194	389	42,629	0
Term loans (4)	539,336	13,754	27,546	498,036	0
Purchase commitments (5)
Purchase orders and letters of commitment	51,117	51,117	0	0	0
Total obligations and commitments	$1,986,467	$113,646	$577,602	$764,000	$531,219

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Interest expense is calculated based on the variable rate as of June 30, 2014. It is assumed that the outstanding debt as of June 30, 2014 will be repaid upon maturity with interest-only payments until then.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
Amounts include principal and interest. The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan and a five-year term ending August 2, 2017 for the Second Term Loan, resulting in fixed all-in interest rates of 3.62% and 2.38%, respectively, at the Company's current leverage ratio (as defined in the swap agreements). It is assumed that the outstanding debt as of June 30, 2014 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of June 30, 2014 for the unswapped period of the Second Term Loan.

(5)
As of June 30, 2014, purchase orders and letters of commitment totaling approximately $51.1 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three and six months ended June 30, 2014 and 2013:

	For the three months ended			For the six months ended
	June 30,			June 30,
	2014	2013	Variance	2014	2013	Variance
Occupancy	86.3%	83.4%	3.4%	79.3%	78.4%	1.1%
ADR	$241.08	$226.17	6.6%	$223.44	$209.47	6.7%
RevPAR	$207.94	$188.60	10.3%	$177.10	$164.25	7.8%
The above hotel statistics include adjustments made for presentation of comparable information. Hilton Alexandria Old Town is excluded from both periods due to its sale in June 2014.

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
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company's variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of June 30, 2014, $239.5 million of the Company's aggregate indebtedness (19.6% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.
If market rates of interest on the Company's variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.6 million annually. This assumes that the amount outstanding under the Company's variable rate debt remains at $239.5 million, the balance as of June 30, 2014.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2014. There were no changes to the Company's internal control over financial reporting during the second quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2014 - April 30, 2014	—	$—	—	$—
May 1, 2014 - May 31, 2014	—	$—	—	$—
June 1, 2014 - June 30, 2014	29,297	$35.77	—	$—
Total	29,297	$35.77	—	$75,498,000

(1)
Reflects shares surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted shares. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)
On August 29, 2011, the Company announced its Board of Trustees had authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100.0 million of the Company’s common shares of beneficial interest. The timing of the purchases and the exact number of shares to be purchased depend upon market conditions. The authorization did not include specific price targets or an expiration date. The Company cumulatively repurchased $24.5 million of common shares of beneficial interest pursuant to the Repurchase Program and ceased repurchasing activity on October 11, 2011. The Company is not currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles of amendment and articles supplementary)

10.1	LaSalle Hotel Properties 2014 Equity Incentive Plan (1)

10.2	Trustee Fee Deferral Program (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on July 23, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(1)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2014 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed with the SEC on May 30, 2014 and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	July 23, 2014	BY:	/s/ BRUCE A. RIGGINS
Bruce A. Riggins
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles of amendment and articles supplementary)

10.1	LaSalle Hotel Properties 2014 Equity Incentive Plan (1)

10.2	Trustee Fee Deferral Program (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on July 23, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(1)	Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 9, 2014 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 filed with the SEC on May 30, 2014 and incorporated herein by reference.