Form 10-Q
period 2014-09-30
LaSalle Hotel Properties
filed 2014-10-22
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number 1-14045
___________________________________
LASALLE HOTEL PROPERTIES
(Exact name of registrant as specified in its charter)
___________________________________

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7550 Wisconsin Avenue, 10th Floor Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at October 22, 2014
Common Shares of Beneficial Interest ($0.01 par value)	104,068,251
7 ½% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000
6 ⅜% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,378,293	$3,383,188
Note receivable (net of unamortized discount of zero and $986, respectively) (Note 3)	0	71,014
Property under development	19,233	15,394
Cash and cash equivalents	17,084	13,388
Restricted cash reserves (Note 5)	22,642	19,724
Hotel receivables (net of allowance for doubtful accounts of $433 and $344, respectively)	52,921	30,661
Deferred financing costs, net	7,075	6,050
Deferred tax assets	1,561	1,497
Prepaid expenses and other assets	36,599	40,122
Total assets	$3,535,408	$3,581,038
Liabilities:
Borrowings under credit facilities (Note 4)	$158,000	$220,606
Term loans (Note 4)	477,500	477,500
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of zero and $41, respectively) (Note 4)	502,257	514,456
Accounts payable and accrued expenses	165,426	161,085
Advance deposits	23,896	18,301
Accrued interest	3,530	3,828
Distributions payable	42,179	33,299
Total liabilities	1,415,288	1,471,575
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $178,750 and $237,472, respectively), 40,000,000 shares authorized; 7,150,000 and 9,498,888 shares issued and outstanding, respectively (Note 6)	72	95
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 104,088,536 shares issued and 104,068,251 shares outstanding, respectively, and 103,963,828 shares issued and 103,963,318 shares outstanding, respectively (Note 6)	1,040	1,039
Treasury shares, at cost (Note 6)	(712)	(14)
Additional paid-in capital, net of offering costs of $76,416 and $77,316, respectively	2,324,633	2,379,246
Accumulated other comprehensive income (Note 4)	3,183	4,603
Distributions in excess of retained earnings	(214,391)	(281,578)
Total shareholders’ equity	2,113,825	2,103,391
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	17	18
Noncontrolling interests of common units in Operating Partnership (Note 6)	6,278	6,054
Total noncontrolling interests	6,295	6,072
Total equity	2,120,120	2,109,463
Total liabilities and equity	$3,535,408	$3,581,038
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Hotel operating revenues:
Room	$222,006	$189,619	$587,705	$495,696
Food and beverage	63,399	60,022	189,921	175,397
Other operating department	21,291	18,289	56,105	48,001
Total hotel operating revenues	306,696	267,930	833,731	719,094
Other income	1,306	2,056	6,240	6,156
Total revenues	308,002	269,986	839,971	725,250
Expenses:
Hotel operating expenses:
Room	52,344	44,911	147,495	124,789
Food and beverage	45,986	41,886	137,830	121,871
Other direct	6,772	6,146	18,500	17,166
Other indirect (Note 8)	69,722	62,121	199,924	175,045
Total hotel operating expenses	174,824	155,064	503,749	438,871
Depreciation and amortization	38,821	40,634	115,887	107,182
Real estate taxes, personal property taxes and insurance	13,878	13,489	43,210	38,623
Ground rent (Note 5)	4,279	3,249	11,019	8,535
General and administrative	6,278	5,513	17,804	16,224
Acquisition transaction costs (Note 3)	0	2,687	1,851	2,687
Other expenses	573	1,749	6,830	3,918
Total operating expenses	238,653	222,385	700,350	616,040
Operating income	69,349	47,601	139,621	109,210
Interest income	2	2,448	1,801	7,212
Interest expense	(14,499)	(14,737)	(43,043)	(42,517)
Loss from extinguishment of debt (Note 4)	0	0	(2,487)	0
Income before income tax expense	54,852	35,312	95,892	73,905
Income tax expense (Note 9)	(2,997)	(2,564)	(1,488)	(2,481)
Income before gain on sale of properties	51,855	32,748	94,404	71,424
Gain on sale of properties (Note 3)	49,657	0	93,205	0
Net income	101,512	32,748	187,609	71,424
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	0	0	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(297)	(108)	(557)	(243)
Net income attributable to noncontrolling interests	(297)	(108)	(565)	(251)
Net income attributable to the Company	101,215	32,640	187,044	71,173
Distributions to preferred shareholders	(3,042)	(4,106)	(11,291)	(13,278)
Issuance costs of redeemed preferred shares (Note 6)	(9)	0	(951)	(1,566)
Net income attributable to common shareholders	$98,164	$28,534	$174,802	$56,329

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.94	$0.30	$1.68	$0.59
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.94	$0.30	$1.67	$0.59
Weighted average number of common shares outstanding:
Basic	103,798,853	95,890,474	103,730,007	95,510,088
Diluted	104,133,553	96,082,340	104,059,030	95,681,763

Comprehensive Income:
Net income	$101,512	$32,748	$187,609	$71,424
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments (Note 4)	2,664	(2,345)	(1,424)	10,255
Comprehensive income	104,176	30,403	186,185	81,679
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(8)	0	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(305)	(101)	(553)	(275)
Comprehensive income attributable to noncontrolling interests	(313)	(101)	(561)	(283)
Comprehensive income attributable to the Company	$103,863	$30,302	$185,624	$81,396
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$91	$955	$(886)	$2,118,705	$(7,735)	$(258,004)	$1,853,126	$18	$5,786	$5,804	$1,858,930
Issuance of shares, net of offering costs	44	7	262	125,813	0	0	126,126	0	0	0	126,126
Redemption of preferred shares	(40)	0	0	(98,394)	0	(1,566)	(100,000)	0	0	0	(100,000)
Repurchase of common shares into treasury	0	0	(3)	0	0	0	(3)	0	0	0	(3)
Deferred compensation, net	0	0	613	3,475	0	0	4,088	0	0	0	4,088
Adjustments to noncontrolling interests	0	0	0	1	0	0	1	0	(1)	(1)	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(20)	(20)	0	0	0	(20)
Distributions on common shares/units ($0.68 per share/unit)	0	0	0	0	0	(65,394)	(65,394)	0	(201)	(201)	(65,595)
Distributions on preferred shares	0	0	0	0	0	(13,278)	(13,278)	(8)	0	(8)	(13,286)
Net income	0	0	0	0	0	71,173	71,173	8	243	251	71,424
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	0	0	0	0	10,223	0	10,223	0	32	32	10,255
Balance, September 30, 2013	$95	$962	$(14)	$2,149,600	$2,488	$(267,089)	$1,886,042	$18	$5,859	$5,877	$1,891,919

Balance, December 31, 2013	$95	$1,039	$(14)	$2,379,246	$4,603	$(281,578)	$2,103,391	$18	$6,054	$6,072	$2,109,463
Issuance of shares, net of offering costs	0	1	0	560	0	0	561	0	0	0	561
Redemption of preferred shares	(23)	0	0	(57,757)	0	(951)	(58,731)	0	0	0	(58,731)
Repurchase of common shares into treasury	0	0	(2,936)	0	0	0	(2,936)	0	0	0	(2,936)
Deferred compensation, net	0	0	2,238	2,560	0	0	4,798	0	0	0	4,798
Adjustments to noncontrolling interests	0	0	0	24	0	0	24	0	(24)	(24)	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(314)	(314)	0	0	0	(314)
Distributions on common shares/units ($1.03 per share/unit)	0	0	0	0	0	(107,301)	(107,301)	0	(305)	(305)	(107,606)
Distributions on preferred shares	0	0	0	0	0	(11,291)	(11,291)	(9)	0	(9)	(11,300)
Net income	0	0	0	0	0	187,044	187,044	8	557	565	187,609
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(1,420)	0	(1,420)	0	(4)	(4)	(1,424)
Balance, September 30, 2014	$72	$1,040	$(712)	$2,324,633	$3,183	$(214,391)	$2,113,825	$17	$6,278	$6,295	$2,120,120
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$187,609	$71,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,887	107,182
Amortization of deferred financing costs, mortgage premium and note receivable discount	599	(215)
Loss from extinguishment of debt	2,487	0
Gain on sale of properties	(93,205)	0
Amortization of deferred compensation	4,798	4,088
Deferred income tax (benefit) expense	(64)	89
Allowance for doubtful accounts	89	251
Other	404	449
Changes in assets and liabilities:
Restricted cash reserves	(80)	738
Hotel receivables	(22,893)	(18,982)
Prepaid expenses and other assets	622	(12,379)
Accounts payable and accrued expenses	4,419	15,615
Advance deposits	5,834	3,081
Accrued interest	(298)	(567)
Net cash provided by operating activities	206,208	170,774
Cash flows from investing activities:
Additions to properties	(57,480)	(34,776)
Improvements to properties	(4,583)	(53,054)
Acquisition of properties	(127,002)	(302,135)
Purchase of office furniture and equipment	(94)	(40)
Repayment of note receivable	72,000	0
Restricted cash reserves	(2,838)	(22)
Proceeds from sale of properties	167,838	0
Property insurance proceeds	1,438	436
Net cash provided by (used in) investing activities	49,279	(389,591)
Cash flows from financing activities:
Borrowings under credit facilities	468,820	466,406
Repayments under credit facilities	(531,426)	(158,406)
Repayments of mortgage loans	(12,158)	(63,511)
Payment of deferred financing costs	(5,138)	(4)
Purchase of treasury shares	(2,936)	(3)
Proceeds from issuance of preferred shares	0	110,000
Payment of preferred offering costs	0	(3,648)
Proceeds from issuance of common shares	0	19,943
Payment of common offering costs	(20)	(588)
Distributions on earned shares from share awards with market conditions	(314)	(20)
Redemption of preferred shares	(58,722)	(100,000)
Distributions on preferred shares	(12,363)	(13,345)
Distributions on common shares/units	(97,534)	(57,626)
Net cash (used in) provided by financing activities	(251,791)	199,198
Net change in cash and cash equivalents	3,696	(19,619)
Cash and cash equivalents, beginning of period	13,388	35,090
Cash and cash equivalents, end of period	$17,084	$15,471
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
As of September 30, 2014, the Company owned interests in 44 hotels with over 11,100 guest rooms located in nine states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2014 and December 2016. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at September 30, 2014. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at September 30, 2014. See Note 6 for additional disclosures related to common units of the Operating Partnership.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership, LHL and their subsidiaries in which they have a controlling interest, including joint ventures. All significant intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the amounts of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Substantially all of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated by the hotel operators and reviewed by the Company to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its Quarterly Reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and estimated revenue and expense amounts for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses, recorded on the Company’s consolidated statements of operations and comprehensive income (loss) based on an aggregate estimate, are fairly stated.
Share-Based Compensation
From time to time, the Company awards shares under the 2014 Equity Incentive Plan (“2014 Plan”), which has approximately nine years remaining, as compensation to executives, employees and members of the Board of Trustees (see Note 7). The shares issued to executives and employees generally vest over three years. The shares issued to members of the Board of Trustees vest immediately upon issuance. The Company recognizes compensation expense for nonvested shares on a straight-line basis over the vesting period based upon the fair value of the shares on the date of issuance, adjusted for forfeitures or as the estimated number of shares expected to vest is revised for awards with performance conditions. The 2014 Plan replaced the 2009 Equity Incentive Plan ("2009 Plan") in May 2014.
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
However, the Company’s noncontrolling interests that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.
As of September 30, 2014, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
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
Reclassification
Certain amounts in the 2013 financial statements have been reclassified to conform with the 2014 presentation.

3.	Investment in Hotel Properties
Investment in hotel properties as of September 30, 2014 and December 31, 2013 consists of the following:

	September 30, 2014	December 31, 2013
Land	$591,666	$602,697
Buildings and improvements	3,238,711	3,191,286
Furniture, fixtures and equipment	575,004	557,090
Investment in hotel properties, gross	4,405,381	4,351,073
Accumulated depreciation	(1,027,088)	(967,885)
Investment in hotel properties, net	$3,378,293	$3,383,188
As of September 30, 2014 and December 31, 2013, buildings and improvements included capital lease assets of $186,711 and accumulated depreciation included amounts related to capital lease assets of $14,161 and $10,104, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.
Depreciation expense was $38,715 and $115,573 for the three and nine months ended September 30, 2014, respectively, and $40,521 and $106,854 for the three and nine months ended September 30, 2013, respectively.
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
(1) Effective January 29, 2014, management transitioned to Access Hotels & Resorts.

Harbor Court Hotel and Hotel Triton are subject to leases of land and building, which were determined to be capital leases (see Note 5). Accordingly, at acquisition, the Company recorded capital assets related to its leasehold interests of $54,563 and $37,253 for Harbor Court Hotel and Hotel Triton, respectively, based upon the estimated fair values of the rights to use the leased properties for the remaining terms. The capital assets, net of accumulated depreciation, are included within investment in hotel properties, net, in the accompanying consolidated balance sheets. Additionally, the Company recorded furniture, fixtures and equipment and inventory of $736 and $1,399 for Harbor Court Hotel and Hotel Triton, respectively, as part of the acquisitions.
The sources of the funding for the above acquisitions were borrowings under the Company’s senior unsecured credit facility. Total revenues and net loss from the hotels acquired during 2013 of $8,570 and $682, respectively, are included in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2013.
On April 2, 2014, the Company acquired a 100% interest in Hotel Vitale, a 200-room urban, full-service hotel located in San Francisco, CA for $130,000. The source of the funding for the acquisition was borrowings under the Company's senior unsecured credit facility. The property is leased to LHL and Commune Hotels and Resorts manages the property. The Company recorded the acquisition at fair value using model-derived valuations, with the estimated fair value recorded to investment in hotel property and hotel working capital assets and liabilities. In connection with the acquisition, the Company incurred acquisition transaction costs of zero and $1,787 that were expensed as incurred during the three and nine months ended September 30, 2014, respectively, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
On April 30, 2014, the Company acquired a parcel of land located adjacent to the Company's Onyx Hotel in Boston, MA for $2,500. The land is available for future use. The Company incurred transaction costs of zero and $64 in connection with the land purchase, which were expensed as incurred during the three and nine months ended September 30, 2014, respectively. These expenses are included in acquisition transaction costs, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
Dispositions
Effective January 1, 2014, the Company adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (see Note 2). As a result, operations of hotels sold subsequent to December 31, 2013 will continue to be reported in continuing operations, while gains (losses) on sale will be included in gain on sale of property, after continuing operations.
On June 17, 2014, the Company sold the Hilton Alexandria Old Town for $93,380. This sale does not represent a strategic shift in the Company's business plan or primary markets, and therefore, does not qualify as discontinued operations. The Company recognized a gain of zero and $43,548 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014, respectively.
On September 10, 2014, the Company sold the Hotel Viking for $77,000. This sale does not represent a strategic shift in the Company's business plan or primary markets, and therefore, does not qualify as discontinued operations. The Company recognized a gain of $49,657 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014. In conjunction with the sale of Hotel Viking, the Company executed a reverse 1031 exchange with Hotel Vitale, which was purchased on April 2, 2014. The reverse 1031 exchange has no effect on the Company’s GAAP financial reporting and does not have a material impact on the Company’s tax positions and expected tax expense.
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
Adjustments have been made to the pro forma financial information for the following acquisitions:

Property	Acquisition Date
Harbor Court Hotel	August 1, 2013
Hotel Triton	August 1, 2013
Serrano Hotel	August 21, 2013
Southernmost Hotel Collection	August 27, 2013
The condensed pro forma financial information for the three and nine months ended September 30, 2013 is as follows:

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Total revenues	$279,155	$771,010
Net income	$33,703	$77,179
Net income attributable to common shareholders	$29,489	$62,084
Earnings per common share - basic	$0.28	$0.60
Earnings per common share - diluted	$0.28	$0.60
Weighted average number of common shares outstanding:
Basic	103,595,474	103,594,692
Diluted	103,787,340	103,766,368

4.	Long-Term Debt
Debt Summary
Debt as of September 30, 2014 and December 31, 2013 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$158,000	$220,000
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	606
Total borrowings under credit facilities			158,000	220,606
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hotel Deca	6.28%	August 2014 (e)	0	8,809
Westin Copley Place	5.28%	September 2015 (f)	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	133,856	135,315
Indianapolis Marriott Downtown	5.99%	July 2016	97,876	98,875
Hotel Roger Williams	6.31%	August 2016	60,525	61,416
Mortgage loans at stated value			502,257	514,415
Unamortized loan premium (g)			0	41
Total mortgage loans			502,257	514,456
Total debt			$1,180,257	$1,255,062

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of September 30, 2014, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $158,000 was 1.86%. As of December 31, 2013, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $220,000 was 1.92%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at September 30, 2014. As of December 31, 2013, the rate, including the applicable margin, for LHL's outstanding LIBOR borrowings of $606 was 1.92%. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates at September 30, 2014 of 3.62% and 2.38%, respectively, and at December 31, 2013 of 3.62% and 2.43%, respectively, at the Company's current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association ("U.S. Bank"), effective September 30, 2014, that expire in September 2016, which replaced similar letters of credit held by the Royal Bank of Scotland. The letters of credit have two one-year extension options and are secured by the Hyatt Boston Harbor. The bonds bear interest based on weekly floating rates. The interest rates as of September 30, 2014 were 0.85% and 0.40% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2013 were 0.70% and 0.40% for the $5,400 and $37,100 bonds, respectively. Effective October 1, 2014, the interest rates under the U.S. Bank letters of credit are 0.12% and 0.04% for the $5,400 and $37,100 bonds, respectively. The Company also incurred an annual letter of credit fee of a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement through September 29, 2014. Effective September 30, 2014, the Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loan on May 1, 2014 through borrowings under its senior unsecured credit facility.

(f)	The Company intends to repay the mortgage loan upon maturity through either borrowings on its credit facilities, placement of corporate-level debt or proceeds from a property-level mortgage financing.

(g)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $41 as of December 31, 2013.
A summary of the Company’s interest expense and weighted average interest rates for variable rate debt for the three and nine months ended September 30, 2014 and 2013 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest Expense:
Interest incurred	$14,003	$14,271	$41,545	$41,342
Amortization of deferred financing costs	545	556	1,626	1,696
Capitalized interest	(49)	(90)	(128)	(521)
Interest expense	$14,499	$14,737	$43,043	$42,517

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	1.9%	2.1%	1.9%	2.1%
LHL unsecured credit facility	1.9%	1.2%	1.9%	2.0%
Massport Bonds	0.5%	0.2%	0.5%	0.2%
Credit Facilities
On January 8, 2014, the Company refinanced its $750,000 senior unsecured credit facility with a syndicate of banks. The credit facility matures on January 8, 2018, subject to two six-month extensions that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1,050,000. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
On January 8, 2014, LHL also refinanced its $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The LHL credit facility matures on January 8, 2018, subject to two six-month extensions that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility.
The Company's senior unsecured credit facility and LHL's unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Term Loans
On May 16, 2012, the Company entered into a $177,500 unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at September 30, 2014, for the full seven-year term (see “Derivative and Hedging Activities” below).
On January 8, 2014, the Company refinanced its $300,000 unsecured term loan (the "Second Term Loan"). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500,000. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at September 30, 2014, through August 2, 2017 (see "Derivative and Hedging Activities" below).
The Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) ("OCI"). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) ("AOCI") related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company's variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the First Term Loan's full seven-year term, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at September 30, 2014. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at September 30, 2014. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.
The following tables present the effect of derivative instruments on the Company's consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the three and nine months ended September 30, 2014 and 2013:

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	September 30,			September 30,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,664	$(2,345)	Interest expense	$1,113	$1,072

	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the nine months ended			For the nine months ended
	September 30,			September 30,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(1,424)	$10,255	Interest expense	$3,297	$3,153
During the three and nine months ended September 30, 2014 and 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of September 30, 2014 and December 31, 2013, there was $3,192 and $4,616 in cumulative unrealized gain, respectively, of which $3,183 and $4,603 was included in AOCI, respectively, and $9 and $13 was attributable to noncontrolling interests, respectively. The Company expects that approximately $4,417 will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of September 30, 2014.

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
As of September 30, 2014, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
Eight of the Company’s hotels, San Diego Paradise Point Resort and Spa, Hyatt Boston Harbor, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar, Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale, are subject to ground leases under non-cancelable operating leases expiring from March 2026 to December 1, 2102. Additionally, the restaurant facility for Southernmost Hotel Collection is subject to a ground lease, which expires in April 2019, but the Company can begin negotiating a renewal one year in advance of the lease expiration. The ground lease at Hyatt Boston Harbor expires in March 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease which expires in December 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent paymen ts of one dollar per year. The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $498 and $1,323 for the three and nine months ended September 30, 2014, respectively, and $327 and $981 for the three and nine months ended September 30, 2013, respectively, which is included in total ground rent expense below.
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
Total ground rent expense for the the three and nine months ended September 30, 2014 was $4,279 and $11,019, respectively. Total ground rent expense for the three and nine months ended September 30, 2013 was $3,249 and $8,535, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
Future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2014	$2,836
2015	11,552
2016	11,775
2017	12,044
2018	12,231
Thereafter	537,361
$587,799
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of September 30, 2014, $16,100 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At September 30, 2014, the Company held $22,642 in restricted cash reserves. Included in such amounts are (i) $16,100 of reserve funds for future capital expenditures, (ii) $4,566 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $1,976 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
On July 1, 2014, the Company issued 59,778 shares to an executive related to the nonvested share awards with market conditions granted on May 31, 2008 (see Note 7 for additional details including vesting information). All of the issued shares vested immediately on July 1, 2014. These common shares of beneficial interest were issued under the 2009 Plan.
On February 20, 2013, the Company entered into an equity distribution agreement (the "2013 Agreement") with Raymond James & Associates, Inc. (the "Manager"). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250,000. The offering of the Company’s common shares of beneficial interest under the 2013 Agreement will terminate upon the earlier of (i) the sale of common shares having an aggregate offering price of $250,000 or (ii) the termination of the 2013 Agreement by the Manager or Company. As of September 30, 2014, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230,057.
Common Dividends
The Company paid the following dividends on common shares/units during the nine months ended September 30, 2014:

Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Payable Date
$0.28	December 31, 2013	December 31, 2013	January 15, 2014
$0.28	March 31, 2014	March 31, 2014	April 15, 2014
$0.38	June 30, 2014	June 30, 2014	July 15, 2014
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
Treasury Shares
Treasury shares are accounted for under the cost method. During the nine months ended September 30, 2014, the Company received 91,394 common shares of beneficial interest related to employees surrendering shares to pay taxes at the time nonvested shares vested and forfeiting nonvested shares upon resignation.
On August 29, 2011, the Company’s Board of Trustees authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of September 30, 2014, the Company had availability under the Repurchase Program to acquire up to $75,498 of common shares of beneficial interest. However, the Company is not currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares. If authorized by its Board of Trustees, the Company may resume using the Repurchase Program on a future date.
During the nine months ended September 30, 2014, the Company re-issued 71,619 treasury shares related to the grants of nonvested shares.
At September 30, 2014, there were 20,285 common shares of beneficial interest in treasury.

Preferred Shares
The following preferred shares of beneficial interest were outstanding as of September 30, 2014:

Security Type	Number of Shares
7 ½% Series H Preferred Shares	2,750,000
6 ⅜% Series I Preferred Shares	4,400,000
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
On July 3, 2014, the Company redeemed the remaining 2,348,888 Series G Preferred Shares for $58,722 ($25.00 per share) plus accrued and unpaid dividends through the redemption date, July 3, 2014, of $1,100. The redemption value of the Series G Preferred Shares exceeded their carrying value by $951, which is included in the determination of net income attributable to common shareholders for the nine months ended September 30, 2014. The $951 represents the offering costs related to the redeemed Series G Preferred Shares.
The 7 ½% Series H Cumulative Redeemable Preferred Shares (“Series H Preferred Shares”) and the 6 ⅜% Series I Cumulative Redeemable Preferred Shares (“Series I Preferred Shares”) (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for all past dividend periods and, with respect to the Series H Preferred Shares, for the current dividend period. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares.
The Company may not optionally redeem the Series H Preferred Shares and Series I Preferred Shares prior to January 24, 2016 and March 4, 2018, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Series H Preferred Shares and Series I Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. In addition, upon the occurrence of a change of control (as defined in the Company's charter), the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT LLC or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions to and including the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of Series H Preferred Shares and Series I Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a cap of 4,680,500 common shares and 8,835,200 common shares, respectively.

Preferred Dividends
The Company paid the following dividends on preferred shares during the nine months ended September 30, 2014:

	Dividend per		For the
Security Type	Share (1)		Quarter Ended	Record Date	Payable Date
7 ¼% Series G	$0.45		December 31, 2013	January 1, 2014	January 15, 2014
7 ½% Series H	$0.47		December 31, 2013	January 1, 2014	January 15, 2014
6 ⅜% Series I	$0.40		December 31, 2013	January 1, 2014	January 15, 2014
7 ¼% Series G	$0.45		March 31, 2014	April 1, 2014	April 15, 2014
7 ½% Series H	$0.47		March 31, 2014	April 1, 2014	April 15, 2014
6 ⅜% Series I	$0.40		March 31, 2014	April 1, 2014	April 15, 2014
7 ¼% Series G	$0.47	(2)	June 30, 2014	July 1, 2014	July 3, 2014
7 ½% Series H	$0.47		June 30, 2014	July 1, 2014	July 15, 2014
6 ⅜% Series I	$0.40		June 30, 2014	July 1, 2014	July 15, 2014

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

(2)	Final dividend is through redemption date.
Noncontrolling Interests of Common Units in Operating Partnership
As of September 30, 2014, the Operating Partnership had 296,300 common units of limited partnership interest outstanding, representing a 0.3% partnership interest held by the limited partners. As of September 30, 2014, approximately $10,145 of cash or the equivalent value in common shares, at the Company's option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $10,145 is based on the Company's closing common share price of $34.24 on September 30, 2014, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. The outstanding common units of limited partnership interest are redeemable for cash, or at the Company's option, for a like number of common shares of beneficial interest of the Company.
The following schedule presents the effects of changes in the Company's ownership interest in the Operating Partnership on the Company's equity:

	For the nine months ended
	September 30,
	2014	2013
Net income attributable to common shareholders	$174,802	$56,329
Increase in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	24	1
Change from net income attributable to common shareholders and adjustments to noncontrolling interests	$174,826	$56,330

7.	Equity Incentive Plan
The common shareholders approved the 2014 Plan at the 2014 Annual Meeting held on May 7, 2014, which permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At September 30, 2014, there were 2,898,666 common shares available for future grant under the 2014 Plan. Upon the approval of the 2014 Plan by the common shareholders on May

7, 2014, the 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
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
A summary of the Company’s nonvested share awards with service conditions as of September 30, 2014 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2014	333,417	$29.11
Granted	77,564	31.82
Vested	(167,108)	28.53
Forfeited	(3,751)	29.19
Nonvested at September 30, 2014 (1)	240,122	$30.39

(1)	Amount excludes 29,276 share awards with market conditions which were earned but nonvested due to a service condition as of September 30, 2014.
As of September 30, 2014 and December 31, 2013, there were $5,186 and $5,160, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of September 30, 2014 and December 31, 2013, these costs were expected to be recognized over a weighted–average period of 1.9 and 2.3 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three and nine months ended September 30, 2014 was zero and $5,602, respectively, and during the three and nine months ended September 30, 2013 was $4 and $8, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $740 and $2,220 for the three and nine months ended September 30, 2014, respectively, and $751 and $2,171 for the three and nine months ended September 30, 2013, respectively.
Nonvested Share Awards with Market or Performance Conditions
On January 24 and January 26, 2011, the Company’s Board of Trustees granted a target of 8,925 and 35,920 nonvested share awards with market conditions to executives, respectively. The actual number of the shares awarded was determined on January 1, 2014, based on the performance measurement period of January 1, 2011 through December 31, 2013, in accordance with the terms of the agreements. On January 1, 2014, the executives earned 79.5% of the target number of shares, or 35,652 shares. The shares representing the difference between 79.5% and 100.0% of the target, or 9,193 shares, were forfeited on January 1, 2014. Of the earned shares, 11,885 shares vested immediately on January 1, 2014 and the remaining 23,767 shares will vest in equal amounts on January 1, 2015 and January 1, 2016 based on continued employment. The executives received cash payments of $75 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2010 until the determination date, January 1, 2014. As of January 1, 2014, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
On July 1, 2014, the Company issued 59,778 shares to an executive who earned 119.6% of the 50,000 target number of shares from the nonvested share awards with market conditions granted on May 31, 2008. All of the shares earned, or 59,778 shares, vested immediately on July 1, 2014. The executive received a cash payment of $239 on the earned shares equal to the value of all dividends paid on common shares from May 31, 2008 until the determination date, July 1, 2014. As of July 1, 2014, the executive is entitled to receive dividends as declared and paid on the earned shares and to vote the shares. These common shares of beneficial interest were issued under the 2009 Plan.
On March 20, 2014, the Company’s Board of Trustees granted a target of 71,967 nonvested share awards with either market or performance conditions to executives (the "March 20, 2014 Awards"). The actual amounts of the shares awarded with respect to 35,983 of the 71,967 shares will be determined on January 1, 2017, based on the performance measurement period of January 1, 2014 through December 31, 2016, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 35,984 of the 71,967 shares will be determined on July 1, 2017, based on the performance measurement period of July 1, 2014 through June 30, 2017, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2017 and July 1, 2017, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 35,983 shares, amortization commenced on March 20, 2014, the beginning of the requisite service period, and, with respect to 35,984 shares, amortization commenced on July 1, 2014, the beginning of the requisite service period.
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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
March 20, 2014 Awards (performance period starting January 1, 2014)
Target amounts	33.70%	0.90%	N/A	N/A	$31.94	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$31.82	33.30%
Peer companies	33.70%	0.90%	N/A	0.938	$31.02	33.30%
March 20, 2014 Awards (performance period starting July 1, 2014)
Target amounts	33.70%	0.90%	N/A	N/A	$31.23	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$31.82	33.30%
Peer companies	33.70%	0.90%	N/A	0.938	$34.53	33.30%

A summary of the Company’s nonvested share awards with either market or performance conditions as of September 30, 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2014	289,545	$33.02
Granted (1)	131,745	34.52
Vested	(100,472)	32.46
Forfeited	(9,193)	(40.17)
Nonvested at September 30, 2014	311,625	$33.62

(1)	Amount includes 50,000 shares from a May 2008 award agreement, for which fair value was determined at the beginning of the performance measurement period on July 1, 2014.
As of September 30, 2014 and December 31, 2013, there were $7,244 and $5,260, respectively, of total unrecognized compensation costs related to nonvested share awards with market or performance conditions. As of September 30, 2014 and December 31, 2013, these costs were expected to be recognized over a weighted–average period of 2.2 years. As of September 30, 2014 and December 31, 2013, there were 254,415 and 153,943 share awards with market or performance conditions vested, respectively. Additionally, there were 29,276 and 34,318 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of September 30, 2014 and December 31, 2013, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $924 and $2,578 for the three and nine months ended September 30, 2014, respectively, and $703 and $1,917 for the three and nine months ended September 30, 2013, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
General and administrative	$22,270	$19,913	$64,965	$56,234
Sales and marketing	15,832	14,096	46,740	41,489
Repairs and maintenance	9,417	8,547	27,939	24,764
Management and incentive fees	10,813	9,172	27,961	24,080
Utilities and insurance	8,730	7,906	24,601	21,467
Franchise fees	2,200	2,031	6,441	5,870
Other expenses	460	456	1,277	1,141
Total other indirect expenses	$69,722	$62,121	$199,924	$175,045

As of September 30, 2014, LHL leased all 44 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L'Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Monaco San Francisco	San Francisco, CA
9.	Hotel Triton	San Francisco, CA
10.	Hotel Vitale	San Francisco, CA
11.	Serrano Hotel	San Francisco, CA
12.	Villa Florence	San Francisco, CA
13.	Chaminade Resort and Conference Center	Santa Cruz, CA
14.	Viceroy Santa Monica	Santa Monica, CA
15.	Chamberlain West Hollywood	West Hollywood, CA
16.	Le Montrose Suite Hotel	West Hollywood, CA
17.	Le Parc Suite Hotel	West Hollywood, CA
18.	The Grafton on Sunset	West Hollywood, CA
19.	Donovan House	Washington, D.C.
20.	Hotel George	Washington, D.C.
21.	Hotel Helix	Washington, D.C.
22.	Hotel Madera	Washington, D.C.
23.	Hotel Palomar, Washington, DC	Washington, D.C.
24.	Hotel Rouge	Washington, D.C.
25.	Sofitel Washington, DC Lafayette Square	Washington, D.C.
26.	The Liaison Capitol Hill	Washington, D.C.
27.	Topaz Hotel	Washington, D.C.
28.	Southernmost Hotel Collection	Key West, FL
29.	Hotel Chicago	Chicago, IL
30.	Westin Michigan Avenue	Chicago, IL
31.	Indianapolis Marriott Downtown	Indianapolis, IN
32.	Hyatt Boston Harbor	Boston, MA
33.	Onyx Hotel	Boston, MA
34.	The Liberty Hotel	Boston, MA
35.	Westin Copley Place	Boston, MA
36.	Gild Hall	New York, NY
37.	Hotel Roger Williams	New York, NY
38.	Park Central Hotel (shared lease with WestHouse Hotel New York)	New York, NY
39.	WestHouse Hotel New York	New York, NY
40.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
41.	Westin Philadelphia	Philadelphia, PA
42.	Lansdowne Resort	Lansdowne,VA
43.	Alexis Hotel	Seattle, WA
44.	Hotel Deca	Seattle, WA

9.	Income Taxes
Income tax expense was comprised of the following for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
LHL’s income tax expense	$2,824	$2,567	$746	$1,922
Operating Partnership's income tax expense (benefit)	173	(3)	742	559
Total income tax expense	$2,997	$2,564	$1,488	$2,481
The Company has estimated LHL’s income tax expense for the nine months ended September 30, 2014 by applying an estimated combined federal and state effective tax rate of 31.0% to LHL's net income of $2,272. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		September 30, 2014	December 31, 2013
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$3,192	$4,616
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company's consolidated financial statements as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$0	$0	$71,014	$71,014
Borrowings under credit facilities	$158,000	$158,180	$220,606	$220,957
Term loans	$477,500	$476,967	$477,500	$477,053
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$502,257	$511,428	$514,456	$522,788
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 2.9% and 3.1% as of September 30, 2014 and December 31, 2013, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company's. As of December 31, 2013, the Company estimated that the fair value of its note receivable, which was repaid in full on February 10, 2014, approximated its carrying value due to the relatively short period until maturity.
At September 30, 2014 and December 31, 2013, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common shareholders	$98,164	$28,534	$174,802	$56,329
Dividends paid on unvested restricted shares	(101)	(103)	(304)	(250)
Undistributed earnings attributable to unvested restricted shares	(153)	(6)	(201)	0
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$97,910	$28,425	$174,297	$56,079
Denominator:
Weighted average number of common shares - basic	103,798,853	95,890,474	103,730,007	95,510,088
Effect of dilutive securities:
Compensation-related shares	334,700	191,866	329,023	171,675
Weighted average number of common shares - diluted	104,133,553	96,082,340	104,059,030	95,681,763
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.94	$0.30	$1.68	$0.59
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.94	$0.30	$1.67	$0.59

12.	Supplemental Information to Statements of Cash Flows

	For the nine months ended
	September 30,
	2014	2013
Interest paid, net of capitalized interest	$41,715	$41,388
Interest capitalized	128	521
Income taxes paid, net	894	1,311
Increase in distributions payable on common shares	9,944	7,887
Decrease in distributions payable on preferred shares	(1,064)	(59)
Write-off of fully depreciated furniture, fixtures and equipment	0	7,888
Write-off of fully amortized deferred financing costs	273	203
(Decrease) increase in accrued capital expenditures	(2,341)	2,671
Grant of nonvested shares and awards to employees and executives, net	6,921	4,957
Issuance of common shares for Board of Trustees compensation	602	277
In conjunction with the sale of properties, the Company disposed of the following assets and liabilities:
Investment in properties, net of closing costs	$167,921	$0
Other assets	1,397	0
Liabilities	(1,480)	0
Sale of properties	$167,838	$0
In conjunction with the acquisition of properties, the Company assumed the following assets and liabilities:
Investment in properties (after credits at closing)	$(129,916)	$(349,802)
Other assets	(1,033)	(2,509)
Liabilities	3,947	50,176
Acquisition of properties	$(127,002)	$(302,135)

13.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to September 30, 2014:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share/Unit (1)	Ended	Date	Date
Common Shares/Units	$0.38	September 30, 2014	September 30, 2014	October 15, 2014
7 ½% Series H Preferred Shares	$0.47	September 30, 2014	October 1, 2014	October 15, 2014
6 ⅜% Series I Preferred Shares	$0.40	September 30, 2014	October 1, 2014	October 15, 2014
(1)Amounts are rounded to the nearest whole cent for presentation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
the possible failure of the Company to maintain its qualification as a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the "Code") and the risk of changes in laws affecting REITs;

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
Overview
The Company, a Maryland REIT organized on January 15, 1998, primarily buys, owns, redevelops and leases upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-administered and self-managed REIT as defined in the Code. As a REIT, the Company is generally not subject to federal corporate income tax on that portion of its net income that is currently distributed to its shareholders. The income of LaSalle Hotel Lessee, Inc. (together with its wholly owned subsidiaries, “LHL”), the Company’s wholly owned taxable REIT subsidiary, is subject to taxation at normal corporate rates.
As of September 30, 2014, the Company owned interests in 44 hotels with over 11,100 guest rooms located in nine states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2014 and December 2016. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at September 30, 2014. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at September 30, 2014.
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
During the third quarter of 2014, the U.S. lodging industry experienced very strong demand growth, while continuing to benefit from a limited supply increase. As such, industry-wide occupancy improved substantially. The overall industry achieved its highest level of average daily rate ("ADR") growth thus far during this cycle. As such, the U.S. lodging industry produced a 9.2% RevPAR increase for the quarter. The economic indicators that the Company tracks are generally positive. Consumer confidence maintained the level achieved at the end of the second quarter, which was the highest index seen in six years. Unemployment continued its decline, ending the quarter at 5.9%; the first time the unemployment rate has been below 6.0% since July 2008. Airline enplanements were solid for the quarter and corporate profits thus far have been strong. As for the Company's hotel portfolio, ADR increased 10.2%, while occupancy improved 1.1% compared to the third quarter of 2013. As a result, RevPAR improved 11.5% for the entire portfolio.
For the third quarter of 2014, the Company had net income attributable to common shareholders of $98.2 million, or $0.94 per diluted share. FFO was $87.6 million, or $0.84 per diluted share/unit (based on 104,429,853 weighted average shares and units outstanding during the three months ended September 30, 2014), and EBITDA was $157.8 million.
Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company's use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income or loss, a measurement computed in accordance with U.S. generally accepted accounting principles (“GAAP”).
Critical Accounting Estimates
Substantially all of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated by the hotel operators and reviewed by the Company to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its Quarterly Reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and estimated revenue and expense amounts for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses, recorded on the Company’s consolidated statements of operations and comprehensive income (loss) based on an aggregate estimate, are fairly stated.
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
Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013
Lodging industry performance improved during each month of the third quarter of 2014. The U.S. lodging industry continued to operate in an environment of low supply. Industry demand was very strong as well throughout the quarter. As a result, industry occupancy increased during the third quarter, which provided a favorable environment for operators, enabling them to grow industry ADR. Within the Company's hotel portfolio, ADR increased 10.2% over the prior year, while occupancy improved 1.1%, resulting in RevPAR improvement of 11.5% compared to the third quarter of 2013.
Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $38.8 million from $267.9 million in 2013 to $306.7 million in 2014. This increase is due primarily to the hotel operating revenues generated from the 2013 and 2014 hotel acquisitions, which consist of the acquisitions of Hotel Triton, Harbor Court Hotel, Serrano Hotel, Southernmost Hotel Collection and Hotel Vitale (collectively, the “2013 and 2014 Acquisition Properties”). The 2013 and 2014 Acquisition Properties, which are not comparable year-over-year, contributed $20.8 million to the increase in hotel operating revenues. Additionally, the effects of the continually improving economic environment, which resulted in a 11.5% increase in RevPAR across the portfolio excluding the Hilton Alexandria Old Town and Hotel Viking (collectively, the “2014 Disposition Properties”), attributable to a 10.2% increase in ADR and a 1.1% increase in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:

•	$2.7 million increase from Westin Copley Place;

•	$1.5 million increase from Westin Michigan Avenue;

•	$1.3 million increase from Hyatt Boston Harbor;

•	$1.2 million increase from The Liberty Hotel;

•	$0.8 million increase from The Hilton San Diego Resort and Spa;

•	$0.8 million increase from Villa Florence; and

•	$0.7 million increase from San Diego Paradise Point Resort and Spa.
Additionally, total room, food and beverage and other operating department revenues increased $6.5 million at Park Central Hotel and WestHouse Hotel New York resulting from the completion of the hotel renovation in late 2013. Hotel operating revenue from the nine Washington, DC properties increased $3.4 million, reflecting a significantly stronger citywide convention calendar in the current period.
These increases are partially offset by a $5.6 million decrease related to the sale of the 2014 Disposition Properties.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $4.7 million across 21 additional hotels in the portfolio.
Other Income
Other income decreased $0.8 million from $2.1 million in 2013 to $1.3 million in 2014 primarily due to decreased insurance gains from insurance proceeds related to minor property damage at various properties.

Hotel Operating Expenses
Hotel operating expenses increased $19.7 million from $155.1 million in 2013 to $174.8 million in 2014. This overall increase is primarily due to $11.3 million from the results of the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the slowly improving economic environment and the completion of the Park Central Hotel and WestHouse Hotel New York renovation.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$5.1 million increase from the Park Central Hotel and WestHouse Hotel New York (due to completion of the 2013 hotel renovation);

•	$0.9 million increase from Westin Michigan Avenue;

•	$0.9 million increase from Westin Copley Place;

•	$0.7 million increase from The Hilton San Diego Resort and Spa; and

•	$0.6 million increase from Hyatt Boston Harbor.
These increases are partially offset by a $2.8 million decrease related to the sale of the 2014 Disposition Properties.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $3.0 million across the 33 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.8 million from $40.6 million in 2013 to $38.8 million in 2014. The overall decrease is primarily due to a net $4.5 million decrease at the Park Central Hotel. During 2013, the Park Central Hotel recognized additional expense due to accelerated depreciation as a result of a change in useful life of certain existing assets upon the substantial completion of the 2013 renovation. In addition, a $0.9 million decrease in expense was attributable to the 2014 Disposition Properties, which are not comparable year-over-year. These decreases were partially offset by an increase of $2.2 million from the 2013 and 2014 Acquisition Properties, which also are not comparable year-over-year. Depreciation and amortization expense increased a net $1.4 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service, reflecting the renovation activity at several hotels.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $0.4 million from $13.5 million in 2013 to $13.9 million in 2014. This increase is primarily due to $0.9 million from the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. These increases are partially offset by a $0.3 million decrease in real estate taxes and personal property taxes attributable to the sale of the 2014 Disposition properties, which are also not comparable year-over-year. Real estate taxes and personal property taxes remained flat across the remaining hotels in the portfolio due primarily to successful real estate tax appeals and real estate tax refunds at various properties which offset any increased property values or tax rates at other properties. Insurance expense decreased by $0.2 million between the two periods primarily as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan acquired in July 2012 which property insurance was placed on to secure the loan.
Ground Rent
Ground rent increased $1.1 million from $3.2 million in 2013 to $4.3 million in 2014. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel's performance. Harbor Court Hotel, Southernmost Hotel Collection and Hotel Vitale, which are not comparable year-over-year, contributed $0.9 million to the 2014 increase. The other hotels subject to ground leases contributed a net $0.2 million to the increase due to improved operating results.
General and Administrative
General and administrative expense increased $0.8 million from $5.5 million in 2013 to $6.3 million in 2014 due primarily to increased compensation costs, partially due to additional staffing as a result of portfolio growth, and professional fees.
Acquisition Transaction Costs
There were no acquisition transaction costs in the 2014 period. Acquisition transaction costs in 2013 of $1.0 million relate to the purchase of Southernmost Hotel Collection, $1.0 million relate to the purchase of Serrano Hotel, $0.6 million relate to the purchase of Harbor Court Hotel and $0.1 million relate to the purchase of Hotel Triton, all of which closed in August 2013.

Other Expenses
Other expenses decreased $1.1 million from $1.7 million in 2013 to $0.6 million in 2014 due primarily to a net decrease of $0.9 million in pre-opening and management transition expenses, mainly as a result of the completion of the newly renovated Park Central Hotel and WestHouse Hotel New York. In addition, losses from property damage, which are largely covered by insurance proceeds, decreased $0.1 million and retail lease expenses decreased $0.1 million.
Interest Income
Interest income decreased $2.4 million from $2.4 million in 2013 to an immaterial amount in 2014 as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan which was acquired in July 2012.
Interest Expense
Interest expense decreased $0.2 million from $14.7 million in 2013 to $14.5 million in 2014 due to a decrease in the Company's weighted average debt outstanding, partly offset by an increase in the weighted average interest rate. The Company's weighted average debt outstanding decreased from $1.4 billion in 2013 to $1.3 billion in 2014 due primarily to the following paydowns with proceeds:

•	the repayment of the mezzanine loan in February 2014;

•	the sale of Hilton Alexandria Old Town in June 2014;

•	the sale of Hotel Viking in September 2014;

•	the issuance of common shares under the Company's equity distribution agreement during 2013; and

•	positive operating results from the hotel properties.
The above paydowns were partially offset by borrowings for the following:

•	additional borrowings to purchase the 2013 and 2014 Acquisition Properties;

•	additional borrowings to redeem 4,000,000 of the 6,348,888 7 ¼% Series G Cumulative Redeemable Preferred Shares ("Series G Preferred Shares") in April 2013;

•	additional borrowings to redeem the remainder of the Series G Preferred Shares in July 2014; and

•	additional borrowings to finance other capital improvements during 2013 and 2014.
The Company's weighted average interest rate, including the effect of capitalized interest, increased from 3.9% in 2013 to 4.1% in 2014. Interest capitalized on renovations decreased from $0.1 million in 2013 to an immaterial amount in 2014 primarily due to the completion of the Park Central Hotel and WestHouse New York renovation at the end of 2013.
Income Tax Expense
Income tax expense increased $0.4 million from $2.6 million in 2013 to $3.0 million in 2014. This increase is primarily due to an increase in LHL's net income before income tax expense of $1.5 million from $7.5 million in 2013 to $9.0 million in 2014 and an increase in state and local income taxes on the Operating Partnership and affiliated entities, which are subject to minimum state and local income taxes in applicable jurisdictions. For the quarter ended September 30, 2014, LHL's income tax expense was calculated using an estimated federal and state tax rate of 31.0%.
Gain on Sale of Properties
The gain on sale of properties of $49.7 million relates to the sale of Hotel Viking on September 10, 2014.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At September 30, 2014, third party limited partners held 0.3% of the common units in the Operating Partnership.

Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $1.1 million from $4.1 million in 2013 to $3.0 million in 2014 due to decreased distributions on the remaining Series G Preferred Shares, which were all redeemed on July 3, 2014.
Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of an immaterial amount in 2014 represent the offering costs related to the remaining Series G Preferred Shares, which were all redeemed on July 3, 2014. The excess of fair value over carrying value (i.e. offering costs) is included in the determination of net income attributable to common shareholders.
Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013
Industry travel was stronger during the nine months ended September 30, 2014 compared to the same period of the prior year. Demand improvements and limited supply growth led to occupancy growth, which has encouraged operators to increase pricing and resulted in ADR growth during the same period. With respect to the Company's hotels, ADR grew 8.0% during the nine months ended September 30, 2014, while occupancy increased 1.1%, which resulted in RevPAR improvement of 9.2% year-over-year.
Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $114.6 million from $719.1 million in 2013 to $833.7 million in 2014. This increase is due primarily to the hotel operating revenues generated from the 2013 and 2014 Acquisition Properties. The 2013 and 2014 Acquisition Properties, which are not comparable year-over-year, contributed $69.6 million to the increase in hotel operating revenues. Additionally, the effects of the continually improving economic environment, which resulted in a 9.2% increase in RevPAR across the portfolio excluding the 2014 Disposition Properties, attributable to a 8.0% increase in ADR and a 1.1% increase in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:

•	$6.3 million increase from Westin Copley Place;

•	$3.5 million increase from Hyatt Boston Harbor;

•	$3.3 million increase from The Hilton San Diego Resort and Spa;

•	$3.0 million increase from San Diego Paradise Point Resort and Spa; and

•	$2.5 million increase from The Liberty Hotel.
Additionally, total room, food and beverage and other operating department revenues increased $21.7 million at Park Central Hotel and WestHouse Hotel New York resulting from the completion of the hotel renovation in late 2013.
These increases are partially offset by a $7.2 million decrease related to the sale of the 2014 Disposition Properties.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $11.9 million across 32 additional hotels in the portfolio.
Other Income
Other income remained flat at $6.2 million for the 2013 and 2014 periods.
Hotel Operating Expenses
Hotel operating expenses increased $64.8 million from $438.9 million in 2013 to $503.7 million in 2014. This overall increase is primarily due to $37.0 million from the results of the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the slowly improving economic environment and the completion of the Park Central Hotel and WestHouse Hotel New York renovation.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$15.8 million increase from the Park Central Hotel and WestHouse Hotel New York (due to completion of the 2013 hotel renovation);

•	$2.7 million increase from Westin Copley Place;

•	$2.0 million increase from Hyatt Boston Harbor;

•	$1.9 million increase from The Hilton San Diego Resort and Spa; and

•	$1.7 million increase from San Diego Paradise Point Resort and Spa.
These increases are partially offset by a $3.5 million decrease due to the sale of the 2014 Disposition Properties.
Hotel operating expenses across the remainder of the portfolio held relatively constant, increasing a net $7.2 million across 33 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $8.7 million from $107.2 million in 2013 to $115.9 million in 2014. The increase is primarily due to $7.2 million from the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $2.6 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service, reflecting the renovation activity at several hotels. These increases are partially offset by $0.7 million from the 2014 Disposition Properties, which are not comparable year-over-year and a net $0.4 million decrease in depreciation expense at the Park Central Hotel which recognized additional expense in the 2013 period due to accelerated depreciation as a result of a change in useful life of certain existing assets upon the substantial completion of the 2013 renovation.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $4.6 million from $38.6 million in 2013 to $43.2 million in 2014. This increase is primarily due to $3.3 million from the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $1.6 million across the remaining hotels in the portfolio primarily resulting from increased assessed property values or tax rates at certain properties and to a lesser extent, the completion of the Park Central Hotel and WestHouse Hotel New York renovation on which the capitalization of real estate taxes ceased at the end of 2013. These increases are partially offset by successful real estate tax appeals and real estate tax refunds at certain other properties, and a reduction in real estate tax expense attributable to the 2014 Disposition Properties. Insurance expense decreased by $0.3 million between the two periods primarily as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan acquired in July 2012 which property insurance was placed on to secure the loan.
Ground Rent
Ground rent increased $2.5 million from $8.5 million in 2013 to $11.0 million in 2014. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel's performance. Harbor Court Hotel, Southernmost Hotel Collection and Hotel Vitale, which are not comparable year-over-year, contributed $1.9 million to the 2014 increase. The other hotels subject to ground leases contributed a net $0.6 million to the increase due to improved operating results.
General and Administrative
General and administrative expense increased $1.6 million from $16.2 million in 2013 to $17.8 million in 2014 due primarily to increased compensation costs, partially due to additional staffing as a result of portfolio growth and professional fees.
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
Other Expenses
Other expenses increased $2.9 million from $3.9 million in 2013 to $6.8 million in 2014 due primarily to a net increase of $2.2 million in pre-opening, severance, marketing and management transition expenses, consisting of a net increase of $1.2 million related to the newly renovated Park Central Hotel and WestHouse Hotel New York and $1.0 million of management transition expenses at Serrano Hotel and Hotel Chicago. In addition, losses from property damage, which are largely covered by insurance proceeds, increased $0.5 million and retail lease expenses increased $0.2 million.

Interest Income
Interest income decreased $5.4 million from $7.2 million in 2013 to $1.8 million in 2014 as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan which was acquired in July 2012.
Interest Expense
Interest expense increased $0.5 million from $42.5 million in 2013 to $43.0 million in 2014 due to an increase in the Company's weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company's weighted average debt outstanding increased from $1.29 billion in 2013 to $1.34 billion in 2014 due primarily to the following borrowings:

•	additional borrowings to purchase the 2013 and 2014 Acquisition Properties;

•	additional borrowings to redeem the Series G Preferred Shares in April 2013;

•	additional borrowings to redeem the remainder of the Series G Preferred Shares in July 2014; and

•	additional borrowings to finance other capital improvements during 2013 and 2014.
The above borrowings were partially offset by paydowns with proceeds from the following:

•	the March 2013 issuance of the 6 ⅜% Series I Cumulative Redeemable Preferred Shares ("Series I Preferred Shares");

•	the repayment of the mezzanine loan in February 2014;

•	the sale of Hilton Alexandria Old Town in June 2014;

•	the sale of Hotel Viking in September 2014;

•	the issuance of common shares under the Company's equity distribution agreement during 2013; and

•	positive operating results from the hotel properties.
The Company's weighted average interest rate, including the effect of capitalized interest, decreased from 4.1% in 2013 to 4.0% in 2014. Interest capitalized on renovations decreased from $0.5 million in 2013 to $0.1 million in 2014 primarily due to the completion of the Park Central Hotel and WestHouse New York renovation at the end of 2013.
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
Income Tax Expense
Income tax expense decreased $1.0 million from $2.5 million in 2013 to $1.5 million in 2014. This decrease is primarily due to a decrease in LHL's net income before income tax expense of $3.4 million from $5.7 million in 2013 to $2.3 million in 2014. For the nine months ended September 30, 2014, LHL's income tax expense was calculated using an estimated federal and state tax rate of 31.0%.
Gain on Sale of Properties
The gain on sale of properties of $93.2 million relates to the sale of Hilton Alexandria Old Town on June 17, 2014 for $43.5 million and the sale of Hotel Viking on September 10, 2014 for $49.7 million.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At September 30, 2014, third party limited partners held 0.3% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $2.0 million from $13.3 million in 2013 to $11.3 million in 2014 due to decreased distributions on the Series G Preferred Shares, which were partially redeemed on April 5, 2013, and the remaining shares were fully redeemed on July 3, 2014.

Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of $1.0 million in 2014 represent the offering costs related to the remaining Series G Preferred Shares, which were all redeemed on July 3, 2014, and $1.6 million in 2013 represent the offering costs related to the Series G Preferred Shares, which were partially redeemed on April 5, 2013. The excess of fair value over carrying value (i.e. offering costs) is included in the determination of net income attributable to common shareholders.
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

The following is a reconciliation between net income attributable to common shareholders and FFO for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share and unit data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income attributable to common shareholders	$98,164	$28,534	$174,802	$56,329
Depreciation	38,715	40,521	115,573	106,854
Amortization of deferred lease costs	86	95	261	269
Noncontrolling interests:
Noncontrolling interests in consolidated entities	0	0	8	8
Noncontrolling interests of common units in Operating Partnership	297	108	557	243
Less: Net gain on sale of properties	(49,657)	0	(93,205)	0
FFO (1)	$87,605	$69,258	$197,996	$163,703
Weighted average number of common shares and units outstanding:
Basic	104,095,153	96,186,774	104,026,307	95,806,388
Diluted	104,429,853	96,378,640	104,355,330	95,978,063

(1) FFO includes the loss from extinguishment of debt of $2.5 million.
The following is a reconciliation between net income attributable to common shareholders and EBITDA for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income attributable to common shareholders	$98,164	$28,534	$174,802	$56,329
Interest expense	14,499	14,737	43,043	42,517
Loss from extinguishment of debt	0	0	2,487	0
Income tax expense	2,997	2,564	1,488	2,481
Depreciation and amortization	38,821	40,634	115,887	107,182
Noncontrolling interests:
Noncontrolling interests in consolidated entities	0	0	8	8
Noncontrolling interests of common units in Operating Partnership	297	108	557	243
Distributions to preferred shareholders	3,042	4,106	11,291	13,278
EBITDA (1)	$157,820	$90,683	$349,563	$222,038

(1) EBITDA includes the gain on sale of Hotel Viking of $49.7 million for the three and nine months ended September 30, 2014 and the gain on sale of Hilton Alexandria Old Town of $43.5 million for the nine months ended September 30, 2014.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company's agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels' capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of September 30, 2014, the Company held a total of $22.6 million of restricted cash reserves, $16.1 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.

Liquidity and Capital Resources
The Company's principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company's hotels. Additional sources of cash are the Company's senior unsecured credit facility, LHL's unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company's 39 unencumbered properties as of September 30, 2014, the sale of one or more properties, equity issuances available under the Company's shelf registration statement and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement (as defined under “Equity Issuances and Redemptions” below).
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
Debt Summary
Debt as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$158,000	$220,000
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	606
Total borrowings under credit facilities			158,000	220,606
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hotel Deca	6.28%	August 2014 (e)	0	8,809
Westin Copley Place	5.28%	September 2015 (f)	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	133,856	135,315
Indianapolis Marriott Downtown	5.99%	July 2016	97,876	98,875
Hotel Roger Williams	6.31%	August 2016	60,525	61,416
Mortgage loans at stated value			502,257	514,415
Unamortized loan premium (g)			0	41
Total mortgage loans			502,257	514,456
Total debt			$1,180,257	$1,255,062

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of September 30, 2014, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $158,000 was 1.86%. As of December 31, 2013, the rate, including the applicable margin, for the Company's outstanding LIBOR borrowing of $220,000 was 1.92%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at September 30, 2014. As of December 31, 2013, the rate, including the applicable margin, for LHL's outstanding LIBOR borrowings of $606 was 1.92%. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)	Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates at September 30, 2014 of 3.62% and 2.38%, respectively, and at December 31, 2013 of 3.62% and 2.43%, respectively, at the Company's current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association ("U.S. Bank"), effective September 30, 2014, that expire in September 2016, which replaced similar letters of credit held by the Royal Bank of Scotland. The letters of credit have two one-year extension options and are secured by the Hyatt Boston Harbor. The bonds bear interest based on weekly floating rates. The interest rates as of September 30, 2014 were 0.85% and 0.40% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2013 were 0.70% and 0.40% for the $5,400 and $37,100 bonds, respectively. Effective October 1, 2014, the interest rates under the U.S. Bank letters of credit are 0.12% and 0.04% for the $5,400 and $37,100 bonds, respectively. The Company also incurred an annual letter of credit fee of a variable rate based on an applicable margin as defined in the Company's senior unsecured credit agreement through September 29, 2014. Effective September 30, 2014, the Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loan on May 1, 2014 through borrowings under its senior unsecured credit facility.

(f)	The Company intends to repay the mortgage loan upon maturity through either borrowings on its credit facilities, placement of corporate-level debt or proceeds from a property-level mortgage financing.

(g)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $41 as of December 31, 2013.
A summary of the Company's interest expense and weighted average interest rates for variable rate debt for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest Expense:
Interest incurred	$14,003	$14,271	$41,545	$41,342
Amortization of deferred financing costs	545	556	1,626	1,696
Capitalized interest	(49)	(90)	(128)	(521)
Interest expense	$14,499	$14,737	$43,043	$42,517

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	1.9%	2.1%	1.9%	2.1%
LHL unsecured credit facility	1.9%	1.2%	1.9%	2.0%
Massport Bonds	0.5%	0.2%	0.5%	0.2%
Credit Facilities
On January 8, 2014, the Company refinanced its $750.0 million senior unsecured credit facility with a syndicate of banks. The credit facility matures on January 8, 2018, subject to two six-month extensions that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1.05 billion. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
On January 8, 2014, LHL also refinanced its $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The LHL credit facility matures on January 8, 2018, subject to two six-month extensions that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility.
The Company's senior unsecured credit facility and LHL's unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.

Term Loans
On May 16, 2012, the Company entered into a $177.5 million unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at September 30, 2014, for the full seven-year term (see “Derivative and Hedging Activities” below).
On January 8, 2014, the Company refinanced its $300.0 million unsecured term loan (the "Second Term Loan"). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500.0 million. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at September 30, 2014, through August 2, 2017 (see "Derivative and Hedging Activities" below).
The Company's term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company's ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) ("OCI"). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) ("AOCI") related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company's variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the First Term Loan's full seven-year term, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at September 30, 2014. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company's current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at September 30, 2014. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.
The following tables present the effect of derivative instruments on the Company's consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	September 30,			September 30,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,664	$(2,345)	Interest expense	$1,113	$1,072

	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income

	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the nine months ended			For the nine months ended
	September 30,			September 30,
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(1,424)	$10,255	Interest expense	$3,297	$3,153

During the three and nine months ended September 30, 2014 and 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of September 30, 2014 and December 31, 2013, there was $3.2 million and $4.6 million in cumulative unrealized gain, respectively, of which $3.2 million and $4.6 million was included in AOCI, respectively, and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $4.4 million will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of September 30, 2014.
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
As of September 30, 2014, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		September 30, 2014	December 31, 2013
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$3,192	$4,616
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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company's consolidated financial statements as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$0	$0	$71,014	$71,014
Borrowings under credit facilities	$158,000	$158,180	$220,606	$220,957
Term loans	$477,500	$476,967	$477,500	$477,053
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$502,257	$511,428	$514,456	$522,788
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 2.9% and 3.1% as of September 30, 2014 and December 31, 2013,

respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company's. As of December 31, 2013, the Company estimated that the fair value of its note receivable, which was repaid in full on February 10, 2014, approximated its carrying value due to the relatively short period until maturity.
At September 30, 2014 and December 31, 2013, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Issuances and Redemptions
On February 20, 2013, the Company entered into an equity distribution agreement (the "2013 Agreement") with Raymond James & Associates, Inc. (the "Manager"). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250.0 million. The offering of the Company’s common shares of beneficial interest under the 2013 Agreement will terminate upon the earlier of (i) the sale of common shares having an aggregate offering price of $250.0 million or (ii) the termination of the 2013 Agreement by the Manager or Company. As of September 30, 2014, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230.1 million.
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
On July 3, 2014, the Company redeemed the remaining 2,348,888 Series G Preferred Shares for $58.7 million ($25.00 per share), plus accrued and unpaid dividends through the redemption date, July 3, 2014, of $1.1 million. The redemption value of the Series G Preferred Shares exceeded their carrying value by $1.0 million, which is included in the determination of net income attributable to common shareholders for the nine months ended September 30, 2014. The $1.0 million represents the offering costs related to the redeemed Series G Preferred Shares.
Sources and Uses of Cash
As of September 30, 2014, the Company had $17.1 million of cash and cash equivalents and $22.6 million of restricted cash reserves, $16.1 million of which was available for future capital expenditures. Additionally, the Company had $589.4 million available under the Company's senior unsecured credit facility, with $2.6 million reserved for outstanding letters of credit, and $25.0 million available under LHL's unsecured credit facility.
Net cash provided by operating activities was $206.2 million for the nine months ended September 30, 2014 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash provided by investing activities was $49.3 million for the nine months ended September 30, 2014 primarily due to proceeds from the repayment of the mezzanine loan and the sale of Hilton Alexandria Old Town and Hotel Viking, partially offset by the purchase of Hotel Vitale and outflows for improvements and additions at the hotels.
Net cash used in financing activities was $251.8 million for the nine months ended September 30, 2014 primarily due to net repayments under the credit facilities, mortgage loan repayments, payment of deferred financing costs, repurchase of common shares into treasury, payment for the redemption of preferred shares, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.
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
Contractual Obligations
The following is a summary of the Company's obligations and commitments as of September 30, 2014 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans (1)	$543,753	$243,456	$300,297	$0	$0
Borrowings under credit facilities (2)	167,755	2,980	5,967	158,808	0
Rents (3)	587,799	11,491	23,701	24,419	528,188
Massport Bonds (1)	42,573	21	43	42,509	0
Term loans (4)	535,870	13,754	27,237	494,879	0
Purchase commitments (5)
Purchase orders and letters of commitment	46,833	46,833	0	0	0
Total obligations and commitments	$1,924,583	$318,535	$357,245	$720,615	$528,188

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Interest expense is calculated based on the variable rate as of September 30, 2014. It is assumed that the outstanding debt as of September 30, 2014 will be repaid upon maturity with interest-only payments until then.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
Amounts include principal and interest. The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan and a five-year term ending August 2, 2017 for the Second Term Loan, resulting in fixed all-in interest rates of 3.62% and 2.38%, respectively, at the Company's current leverage ratio (as defined in the swap agreements). It is assumed that the outstanding debt as of September 30, 2014 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of September 30, 2014 for the unswapped period of the Second Term Loan.

(5)
As of September 30, 2014, purchase orders and letters of commitment totaling approximately $46.8 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2014	2013	Variance	2014	2013	Variance
Occupancy	87.9%	87.0%	1.1%	82.6%	81.7%	1.1%
ADR	$242.25	$219.74	10.2%	$230.42	$213.34	8.0%
RevPAR	$212.98	$191.08	11.5%	$190.33	$174.24	9.2%
The above hotel statistics include adjustments made for presentation of comparable information. Hilton Alexandria Old Town and Hotel Viking are excluded from both periods due to their sale in June 2014 and September 2014, respectively.
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
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company's variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of September 30, 2014, $200.5 million of the Company's aggregate indebtedness (17.0% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.
If market rates of interest on the Company's variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.5 million annually. This assumes that the amount outstanding under the Company's variable rate debt remains at $200.5 million, the balance as of September 30, 2014.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2014. There were no changes to the Company's internal control over financial reporting during the third quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1, 2014 - July 31, 2014	19,458	$35.29	—	$—
August 1, 2014 - August 31, 2014	—	$—	—	$—
September 1, 2014 - September 30, 2014	—	$—	—	$—
Total	19,458	$35.29	—	$75,498,000

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

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 22, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	October 22, 2014	BY:	/s/ BRUCE A. RIGGINS
Bruce A. Riggins
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 22, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements