Form 10-K
period 2014-12-31
LaSalle Hotel Properties
filed 2015-02-18
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The aggregate market value of the 104,028,758 common shares of beneficial interest held by non-affiliates of the registrant was approximately $3.7 billion based on the closing price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2014.
Number of the registrant’s common shares of beneficial interest outstanding as of February 11, 2015: 112,913,426.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be held on or about May 7, 2015 are incorporated by reference in Part II and Part III of this report as noted therein.

LASALLE HOTEL PROPERTIES

Forward-Looking Statements
This report, together with other statements and information publicly disseminated by LaSalle Hotel Properties (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “may”, “plan”, “seek”, “should”, “will” or similar expressions. Forward-looking statements in this report include, among others, statements about the Company’s business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
risks associated with the hotel industry, including competition, increases in wages, energy costs and other operating costs, potential unionization, actual or threatened terrorist attacks, any type of flu or disease-related pandemic and downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	the Company’s dependence on third-party managers of its hotels, including its inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act of 1990, as amended (the “ADA”), and similar laws;

•	interest rate increases;

•	the possible failure of the Company to maintain its qualification as a real estate investment trust (“REIT”) for federal income tax purposes and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	the risk of a material failure, inadequacy, interruption or security failure of the Company’s or the hotel managers’ information technology networks and systems; and

•	the factors discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
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
The “Company”, “we”, “our” or “us” means LaSalle Hotel Properties and one or more of its subsidiaries (including LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”) and LaSalle Hotel Lessee, Inc. (together with its wholly owned subsidiaries, “LHL”)), or, as the context may require, LaSalle Hotel Properties only, the Operating Partnership only or LHL only.

PART I

Item 1.	Business
General
The Company, a Maryland real estate investment trust organized on January 15, 1998, primarily buys, owns, redevelops and leases upscale and luxury full-service hotels located in convention, resort and major urban business markets. The Company is a self-administered and self-managed REIT as defined in the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company is generally not subject to federal corporate income tax on that portion of its net income that is currently distributed to its shareholders. The income of LHL, the Company’s wholly owned taxable REIT subsidiary (“TRS”), is subject to taxation at normal corporate rates.
As of December 31, 2014, the Company owned interests in 45 hotels with approximately 11,300 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2015 and December 2017. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement, the terms of which are discussed in more detail under “—Hotel Managers and Hotel Management Agreements”.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at December 31, 2014. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at December 31, 2014. Common units in the Operating Partnership are redeemable for cash, or at the Company’s option, for a like number of the Company’s common shares of beneficial interest, $0.01 par value per share.
The Company’s principal offices are located at 7550 Wisconsin Avenue, 10th Floor, Bethesda, Maryland 20814. The Company’s website is www.lasallehotels.com. The Company makes available on its website free of charge its filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports. The information contained on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.
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
Hotel Managers and Hotel Management Agreements
The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies, including Westin Hotels and Resorts, Hilton Hotels Corporation, Outrigger Lodging Services, Noble House Hotels & Resorts, Hyatt Hotels Corporation, Benchmark Hospitality, White Lodging Services Corporation, Commune Hotels and Resorts, Davidson Hotel Company, Denihan Hospitality Group, Kimpton Hotel & Restaurant Group, LLC, Accor, Destination Hotels & Resorts, HEI Hotels & Resorts, JRK Hotel Group, Inc., Viceroy Hotel Group, Highgate Hotels and Access Hotels & Resorts. The Company believes that having multiple operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.
As of December 31, 2014, all of our 45 hotels are leased by LHL, and are managed and operated by third parties pursuant to management agreements entered into between LHL and the respective hotel management companies.
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

•
Terms.    The remaining terms of our management agreements range from less than one year to 33 years not including renewals, and less than one year to 48 years including renewals. Only one management agreement has a remaining term of 48 years including renewals. The next longest remaining management agreement term, including renewals, is 43 years.

•
Ability to Terminate.    We have 44 management agreements (Park Central Hotel and WestHouse Hotel New York operate under one agreement) of which 37 are terminable at will and two are terminable upon sale. The remaining five management agreements are terminable only with cause or after certain anniversary dates. Termination fees range from zero to up to nine times annual base management and incentive management fees, due upon early termination. Only two management agreements have termination fees at nine times, one at eight times and one at seven times, with the next highest at three times annual base management and incentive management fees.

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

Recent Developments
On January 23, 2015, the Company acquired a 100% leasehold interest in The Westin Market Street, which the Company renamed Park Central San Francisco, a 681-room urban, full-service hotel located in San Francisco, CA, for $350.0 million. The sources of the funding for the acquisition were cash on hand and borrowings under the Company’s senior unsecured credit facility. The property is leased to LHL and Highgate Hotels manages the property.
Hotel Renovations
The Company believes that its regular program of capital improvements at the hotels, including replacement and refurbishment of furniture, fixtures and equipment, helps maintain and enhance its competitiveness and maximize revenue growth.
Joint Venture
The Company holds a 99.99% controlling interest in The Liberty Hotel. Since the Company holds a controlling interest, the accounts of the joint venture have been included in the consolidated financial statements. The 0.01% interest of the outside partner is included in noncontrolling interests in consolidated entities in the consolidated balance sheets.
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
Employees
The Company had 35 employees as of February 11, 2015. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels.
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
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not currently known to the Company or that it may currently deem immaterial also may materially adversely affect the Company. The risks described could affect the Company’s business, financial condition, liquidity, results of operations, cash flows or prospects could be materially adversely affected.
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
In addition, U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of U.S. credit rating downgrades and economic slowdowns, or a recession in the United States. Volatility in the credit and equity markets or an economic recession would have an adverse effect on our business. Even after an economic recovery begins, a significant period of time may elapse before RevPAR, operating margins and other key lodging fundamentals improve.
We will be significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.
We focus on primary urban markets, including Boston, MA, Chicago, IL, Los Angeles, CA, New York, NY, San Diego, CA, San Francisco, CA, Seattle, WA and Washington, DC. As of December 31, 2014, our hotels were located in 14 markets in 10 states and the District of Columbia, including nine hotels located in Washington, DC, six hotels located in both Los Angeles, CA and San Francisco, CA, five hotels located in San Diego, CA and four hotels located in both Boston, MA and New York, NY. In addition, in January 2015, we acquired our seventh hotel located in San Francisco, CA, The Westin Market Street, which the Company renamed Park Central San Francisco. As a result, we are particularly susceptible to adverse market conditions in these geographic areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could adversely affect us.
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
These factors could adversely affect the ability of the hotel operators to generate revenues which could adversely affect LHL’s ability to make rental payments to the Operating Partnership pursuant to the participating leases and ultimately impact our liquidity.
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
Our non-recourse secured mortgages.    In addition to our senior unsecured credit facility, our term loans and the LHL unsecured revolving credit facility, we have from time to time entered into non-recourse mortgages secured by specific hotel properties. Under the terms of these debt obligations, a lender’s only remedy in the event of default is against the real property securing the mortgage, except where a borrower has, among other customary exceptions, engaged in an action constituting fraud or an intentional misrepresentation. In those cases, a lender may seek a remedy for a breach directly against the borrower, including its other assets. The Indianapolis Marriott Downtown, Westin Copley Place, Westin Michigan Avenue and The Roger are each mortgaged to secure payment of indebtedness aggregating $501.1 million as of December 31, 2014. The Hyatt Boston Harbor is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of $42.5 million. These mortgages contain debt service coverage tests related to the mortgaged properties. If the debt service coverage ratio for that specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel will automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows will be directed to the lender (“cash trap”) until such time as we again become compliant with the specified debt service coverage ratio or the mortgage is paid off.
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
As of December 31, 2014, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgages.
Our liquidity may be reduced and our cost of debt financing may be increased because we may be unable to, or elect not to, remarket debt securities related to the Hyatt Boston Harbor for which we may be liable.
We are the obligor with respect to a $37.1 million tax-exempt special project revenue bond and a $5.4 million taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at our option, without penalty. U.S. Bank National Association (“U.S. Bank”) provides the supporting letters of credit on the Massport Bonds. The letters of credit expire on September 30, 2016. The letters of credit have two one-year extension options that we may exercise at our option, subject to certain terms and conditions, and are secured by the Hyatt Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. If U.S. Bank fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, we may be required to pay off the bonds. If we are unable to, or elect not to, issue or remarket the Massport Bonds, we would expect to rely primarily on our available cash and credit facilities to pay off the Massport Bonds. At certain times, we may hold some of the Massport Bonds that have not been successfully remarketed. Our borrowing costs under our senior unsecured credit facility may be higher than tax-exempt bond financing costs. Borrowings under the credit facilities to pay off the Massport Bonds would also reduce our liquidity to meet other obligations.

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
Certain leases and management agreements may constrain us from acting in the best interest of shareholders or require us to make certain payments.    The Hyatt Boston Harbor, San Diego Paradise Point Resort and Spa, The Hilton San Diego Resort and Spa, The Roger, Viceroy Santa Monica, The Liberty Hotel, Harbor Court Hotel, Hotel Triton, Southernmost Hotel Collection (restaurant facility) and Hotel Vitale are each subject to a ground or land and building lease with a third-party lessor which requires us to obtain the consent of the relevant third party lessor in order to sell any of these hotels or to assign our leasehold interest in any of the ground or land and building leases. Accordingly, if we determine that the sale of any of these hotels or the assignment of our leasehold interest in any of these ground or land and building leases is in the best interest of our shareholders, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the relevant lessor. The Indianapolis Marriott Downtown, Westin Copley Place and Hotel Solamar are each subject to a ground or air rights lease and do not require approval from the relevant third-party lessor.
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
We are subject to a franchisor’s or operator’s right of first offer with respect to the Hilton San Diego Gaslamp Quarter, The Hilton San Diego Resort and Spa, Embassy Suites Philadelphia—Center City, Park Central Hotel and WestHouse Hotel New York, Harbor Court Hotel and Hotel Triton. These third-party rights may adversely affect our ability to timely dispose of these properties on favorable terms, or at all.
Increases in interest rates may increase our interest expense.
As of December 31, 2014, $42.5 million of aggregate indebtedness (4.2% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the Company’s term loans since the Company hedged their variable interest rates to fixed interest rates. An increase in interest rates could increase our interest expense and reduce our cash flow and may affect our ability to make distributions to shareholders and to service our indebtedness.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our shareholders’ investment.
We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. These instruments involve risks, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot provide assurance that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses that may reduce the overall return on our shareholders’ investment.
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
For example, among other risks, we would fail to qualify as a REIT if

•	our hotel managers do not qualify as “eligible independent contractors” under the Code,

•	the leases of our hotel properties to LHL are not respected as true leases for federal income tax purposes, or

•
the Operating Partnership failed to qualify as a partnership for federal income tax purposes (which would cause it to become subject to federal and state corporate income tax and would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us).

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
To meet the tests applicable to REITs, we may be required to forego or exit investments we might otherwise make or hold. The REIT provisions of the Code also limit our ability to hedge our liabilities. To the extent that we enter into hedging transactions (other than certain transactions to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets), the income from those transactions is likely to be treated as non-qualifying income for purposes of gross income tests applicable to REITs. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear or increase the cost of our hedging activities because our TRS would be subject to tax on gains.
Our ownership of TRSs involves additional regulation and tax, and our transactions with TRSs will subject us to a 100% penalty tax on certain income or deductions if the transactions are not conducted on arm’s-length terms.
A REIT may own up to 100% of the stock of one or more TRSs, and a TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. TRSs involve additional regulation, including a rule that no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. Another rule imposes a

100% excise tax on certain transactions between a TRS and its parent REIT not conducted on an arm’s-length basis. TRSs are also subject to applicable federal, foreign, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us.
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
Our trustees may only be removed for cause and remaining trustees may fill board vacancies.   Our Board of Trustees has been divided into three classes of trustees, each serving a staggered three-year term. However, at our 2014 Annual Meeting of Shareholders, the shareholders approved a Board-proposed amendment to our declaration of trust to provide for annual elections of all trustees to be phased-in over time. Starting with the 2015 Annual Meeting of Shareholders, trustees will be elected for a one-year term, so that by the 2017 Annual Meeting of Shareholders, all trustees will be elected annually. The amendment to our declaration of trust did not affect the unexpired three-year terms of the trustees elected in 2013 and 2014. In addition, our trustees may only be removed for cause by the affirmative vote of the holders of a majority of our outstanding common shares. Our declaration of trust and bylaws also provide that a majority of the remaining trustees may fill any vacancy on the Board of Trustees and that only the Board of Trustees may increase or decrease the number of persons serving on the Board of Trustees. These provisions effectively preclude shareholders from removing incumbent trustees, except for cause after a majority affirmative vote, and filling the vacancies created by such removal with their own nominees.
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
The sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for our common shares. As of December 31, 2014, there were 200,000,000 common shares authorized under our declaration of trust, as amended, of which 112,824,508 were outstanding. Our Board of Trustees may authorize the issuance of additional authorized but unissued common shares or other authorized but unissued securities at any time, including pursuant to our 2014 Equity Incentive Plan. We also have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common or preferred shares) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. In addition, our Board of Trustees authorized us to issue common shares having an aggregate offering price of up to $250.0 million in a continuous equity issuance program. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distributions or sales of our common shares will have on the market price of our common shares.
Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.
Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2014, 2,750,000 shares of our 7 ½% Series H Cumulative Redeemable Preferred Shares (“Series H Preferred Shares”) and 4,400,000 shares of our 6 ⅜% Series I Cumulative Redeemable Preferred Shares (“Series I Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $178.8 million, and annual dividends on our outstanding preferred shares are approximately $12.2 million. Holders of our Series H Preferred Shares and Series I Preferred Shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future preferred offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.
The market price and trading volume of our common shares may be volatile.
The market price of our common shares may be volatile. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, shareholders may be unable to resell their shares at or above the price at which they traded when they acquired them. We cannot provide assurance that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the market price of our common shares or result in fluctuations in the market price or trading volume of our common shares include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our operations or earnings estimates;

•	publication of research reports about us, the real estate industry or the lodging industry;

•	changes in our dividend policy;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional equity or debt we may issue or incur in the future;

•	additions or departures of key management personnel;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K; and

•	general U.S. and worldwide market and economic conditions.
The Company and its hotel managers rely on information technology in their operations, and any material failure, inadequacy, interruption or security failure of that technology could harm the Company’s business.
The Company and its hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. The Company and its hotel managers purchase some of such information technology from vendors, on whom the Company’s systems depend, and the hotel managers rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although the Company and its hotel managers have taken steps to protect the security of its information systems and the data maintained in those systems, these safety and security measures may not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information, such as in the event of cyber attacks, which are rapidly evolving and becoming increasingly sophisticated. For example, in February 2014, the hotel manager at the Indianapolis Marriott Downtown announced a suspected security breach of point of access sales systems at food and beverage outlets located at the hotel. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of the Company’s or the hotel managers’ information systems could interrupt the Company’s operations; damage the Company’s reputation; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in the Company’s inability to properly monitor its compliance with the rules and regulations regarding its qualification as a REIT; require significant management attention and resources to remedy any damages that result; subject the Company to liability claims or regulatory penalties; and have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Hotel Properties
As of December 31, 2014, the Company owned interests in the following 45 hotel properties:

Hotel Properties		Number of Guest Rooms	Location
1.	Hotel Amarano Burbank	132	Burbank, CA
2.	L’Auberge Del Mar	120	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	283	San Diego, CA
4.	Hotel Solamar (1)	235	San Diego, CA
5.	San Diego Paradise Point Resort and Spa (1)	462	San Diego, CA
6.	The Hilton San Diego Resort and Spa (1)	357	San Diego, CA
7.	Harbor Court Hotel (1)	131	San Francisco, CA
8.	Hotel Monaco San Francisco	201	San Francisco, CA
9.	Hotel Triton (1)	140	San Francisco, CA
10.	Hotel Vitale (1)	200	San Francisco, CA
11.	Serrano Hotel	236	San Francisco, CA
12.	Villa Florence	182	San Francisco, CA
13.	Chaminade Resort and Conference Center	156	Santa Cruz, CA
14.	Viceroy Santa Monica (1)	162	Santa Monica, CA
15.	Chamberlain West Hollywood	114	West Hollywood, CA
16.	Le Montrose Suite Hotel	133	West Hollywood, CA
17.	Le Parc Suite Hotel	154	West Hollywood, CA
18.	The Grafton on Sunset	108	West Hollywood, CA
19.	The Donovan	193	Washington, D.C.
20.	Hotel George	139	Washington, D.C.
21.	Hotel Helix	178	Washington, D.C.
22.	Hotel Madera	82	Washington, D.C.
23.	Hotel Palomar, Washington, DC	335	Washington, D.C.
24.	Hotel Rouge	137	Washington, D.C.
25.	Sofitel Washington, DC Lafayette Square	237	Washington, D.C.
26.	The Liaison Capitol Hill	343	Washington, D.C.
27.	Topaz Hotel	99	Washington, D.C.
28.	Southernmost Hotel Collection (4)	260	Key West, FL
29.	Hotel Chicago	354	Chicago, IL
30.	Westin Michigan Avenue (2)	752	Chicago, IL
31.	Indianapolis Marriott Downtown (1)(2)	622	Indianapolis, IN
32.	Hyatt Boston Harbor (1)(2)	270	Boston, MA
33.	Onyx Hotel	112	Boston, MA
34.	The Liberty Hotel (1)	298	Boston, MA
35.	Westin Copley Place (2)(3)	803	Boston, MA
36.	Gild Hall	126	New York, NY
37.	The Roger (1)(2)	194	New York, NY
38.	Park Central Hotel	761	New York, NY
39.	WestHouse Hotel New York	172	New York, NY
40.	The Heathman Hotel	150	Portland, OR
41.	Embassy Suites Philadelphia – Center City	288	Philadelphia, PA
42.	Westin Philadelphia	294	Philadelphia, PA
43.	Lansdowne Resort	296	Lansdowne,VA
44.	Alexis Hotel	121	Seattle, WA
45.	Hotel Deca	158	Seattle, WA
	Total number of guest rooms	11,280

(1)	Property subject to a long-term ground or land and building lease.

(2)	Property subject to a mortgage/debt.

(3)	Property subject to a long-term air rights lease.

(4)	Property subject to a ground lease on a restaurant facility.
Each of our hotels is full service, with 14 classified as “luxury”, 29 classified as “upper upscale” and two classified as “upscale”, as defined by Smith Travel Research (“STR”), a provider of hotel industry data.

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
Information about the Company’s equity compensation plans is incorporated by reference to the material in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders (the “Proxy Statement”).
Market Information
The common shares of the Company began trading on the New York Stock Exchange (“NYSE”) on April 24, 1998 under the symbol “LHO”. The following table sets forth, for the periods indicated, the high and low sale prices per common share and the cash distributions declared per share:

	Calendar Year 2014			Calendar Year 2013
	High	Low	Distribution (1)	High	Low	Distribution (1)
First Quarter	$33.36	$28.41	$0.28	$27.81	$24.44	$0.20
Second Quarter	$36.60	$30.84	$0.38	$27.94	$22.84	$0.20
Third Quarter	$37.33	$34.05	$0.38	$30.04	$24.34	$0.28
Fourth Quarter	$41.88	$32.94	$0.38	$32.21	$27.51	$0.28
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
The closing price for the Company’s common shares, as reported by the NYSE on December 31, 2014, was $40.47 per share.

SHARE PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total return on the common shares from December 31, 2009 to the NYSE closing price per share on December 31, 2014 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (“FTSE NAREIT Equity Index”). Total return values were calculated assuming a $100 investment on December 31, 2009 with reinvestment of all dividends in (i) the common shares, (ii) the S&P 500 and (iii) the FTSE NAREIT Equity Index.
The actual returns on the graph above are as follows:

Name	Value of Initial Investment at December 31, 2009	Value of Initial Investment at December 31, 2010	Value of Initial Investment at December 31, 2011	Value of Initial Investment at December 31, 2012	Value of Initial Investment at December 31, 2013	Value of Initial Investment at December 31, 2014
LaSalle Hotel Properties	$100.00	$125.56	$117.31	$126.34	$159.00	$216.83
S&P 500 Index	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
FTSE NAREIT Equity Index	$100.00	$127.95	$138.55	$165.84	$170.00	$218.38
Shareholder Information
As of February 11, 2015, there were 60 record holders of the Company’s common shares of beneficial interest, including shares held in “street name” by nominees who are record holders, and approximately 18,800 beneficial holders.

Distribution Information
For 2014, the Company paid $1.405 per common share/unit in distributions, all of which was recognized as 2014 distributions for tax purposes. Additionally, distributions of $0.0506 per common share for 2013 were recognized as 2014 distributions for tax purposes, bringing total 2014 distributions for tax purposes to $1.4556 per common share (rounded), 81.75% of which represented ordinary income and 18.25% of which represented capital gain. Distributions for 2014 were paid quarterly to the Company’s common shareholders and unitholders at a level of $0.28 per common share/unit for the first quarter and $0.375 per common share/unit for the second, third and fourth quarters.
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

Common units issued at initial public offering	3,181,723
Common units issued:
2000-2006	86,667
2011	296,300
Common units redeemed:
1999-2009	(3,268,390)
Common units outstanding at December 31, 2014	296,300
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
The following tables set forth selected historical operating and financial data for the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 have been derived from the historical financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES Selected Historical Operating and Financial Data (Unaudited, in thousands, except share data)

	For the year ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Revenues:
Hotel operating revenues	$1,101,457	$969,356	$862,146	$714,005	$594,642
Other income	8,321	7,937	4,929	5,002	5,715
Total revenues	1,109,778	977,293	867,075	719,007	600,357
Expenses:
Hotel operating expenses	668,790	596,241	533,237	452,838	380,459
Depreciation and amortization	155,035	143,991	124,363	111,282	105,587
Real estate taxes, personal property taxes and insurance	57,805	53,374	44,551	35,425	30,897
Ground rent	14,667	11,117	8,588	7,720	5,825
General and administrative	23,832	22,001	19,769	17,120	18,802
Acquisition transaction costs	2,379	2,646	4,498	2,571	3,003
Impairment of development property	0	0	0	0	8,427
Other expenses	7,369	9,361	3,017	2,527	3,287
Total operating expenses	929,877	838,731	738,023	629,483	556,287
Operating income	179,901	138,562	129,052	89,524	44,070
Interest income	1,812	9,679	4,483	48	126
Interest expense	(56,628)	(57,516)	(52,896)	(39,704)	(36,500)
Loss from extinguishment of debt	(2,487)	0	0	0	0
Income before income tax expense, equity in earnings of joint venture and discontinued operations	122,598	90,725	80,639	49,868	7,696
Income tax expense	(2,306)	(470)	(9,062)	(7,048)	(5,075)
Income from continuing operations	120,292	90,255	71,577	42,820	2,621
Net income (loss) from discontinued operations	0	0	0	796	(851)
Gain on sale of properties	93,205	0	0	0	0
Net income	213,497	90,255	71,577	43,616	1,770
Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	0	0	2	191
Noncontrolling interests in consolidated entities	(16)	(17)	0	0	0
Noncontrolling interests of common units in Operating Partnership	(636)	(303)	(281)	(1)	0
Net (income) loss attributable to noncontrolling interests	(652)	(320)	(281)	1	191
Net income attributable to the Company	212,845	89,935	71,296	43,617	1,961
Distributions to preferred shareholders	(14,333)	(17,385)	(21,733)	(29,952)	(26,754)
Issuance costs of redeemed preferred shares	(951)	(1,566)	(4,417)	(731)	0
Net income (loss) attributable to common shareholders	$197,561	$70,984	$45,146	$12,934	$(24,793)

LASALLE HOTEL PROPERTIES Selected Historical Operating and Financial Data (Unaudited, in thousands, except share data)

	For the year ended December 31,
	2014	2013	2012	2011	2010
Earnings per Common Share:
Net income (loss) attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares:
Basic	$1.89	$0.73	$0.52	$0.15	$(0.35)
Diluted	$1.88	$0.73	$0.52	$0.15	$(0.35)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares:
Basic	$1.89	$0.73	$0.52	$0.16	$(0.36)
Diluted	$1.88	$0.73	$0.52	$0.16	$(0.36)
Weighted average number of common shares outstanding:
Basic	104,188,785	97,041,484	85,757,969	81,155,228	69,549,441
Diluted	104,545,895	97,228,671	85,897,274	81,326,304	69,549,441
Balance Sheet Data:
Investment in hotel properties, net	$3,428,556	$3,383,188	$3,053,044	$2,712,174	$2,229,362
Total assets	3,699,949	3,581,038	3,256,570	2,833,275	2,355,045
Borrowings under credit facilities	0	220,606	153,000	265,000	120,193
Term loans	477,500	477,500	477,500	0	0
Bonds payable	42,500	42,500	42,500	42,500	42,500
Mortgage loans, including unamortized loan premiums	501,090	514,456	579,220	643,897	646,207
Redeemable noncontrolling interest in consolidated entity	0	0	0	0	49
Noncontrolling interests in consolidated entities	17	18	18	17	33
Noncontrolling interests of common units in Operating Partnership	6,660	6,054	5,786	5,613	0
Preferred shares, liquidation preference	178,750	237,472	227,472	394,222	352,972
Total shareholders’ equity	2,441,709	2,103,391	1,853,126	1,765,613	1,443,467
Other Data:
Funds from operations (1)	$259,940	$215,219	$169,607	$123,251	$92,484
Earnings before interest, taxes, depreciation and amortization (1)	429,002	290,666	253,481	200,952	152,374
Cash provided by operating activities	283,236	245,565	216,364	165,495	131,572
Cash used in investing activities	(78,001)	(422,045)	(524,154)	(569,936)	(371,517)
Cash (used in) provided by financing activities	(104,492)	154,778	322,655	411,666	244,504
Cash dividends declared per common share (2)	$1.41	$0.96	$0.71	$0.44	$0.24

(1)
See “Non-GAAP Financial Measures” below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed description and reconciliation of funds from operations and earnings before interest, taxes, depreciation and amortization to net income (loss) applicable to common shareholders.

(2)	Amounts are rounded to the nearest whole cent for presentation purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
2014 marked the fifth consecutive year of growth for the U.S. economy, the lodging industry and the Company. The economic indicators that the Company tracks were generally positive. Consumer confidence increased to its highest levels in seven years. Unemployment continued its decline, ending the year at 5.6%, which was the lowest unemployment rate since June 2008. Airline enplanements were solid for the year and corporate profits reported thus far have been strong. Overall, the lodging industry benefited from a positive economic landscape. Industry demand increased by 4.5% and was slightly offset by a 0.9% increase in supply. The favorable demand-supply picture resulted in a U.S. lodging industry-wide occupancy of 64.4%, a 3.6% improvement over 2013. U.S. lodging industry ADR improved by 4.6%. As such, 2014 U.S. lodging industry RevPAR increased 8.3%. As a result of a strong U.S. lodging environment, RevPAR at the Company’s hotels increased. During 2014, the Company’s funds from operations (“FFO”) per diluted share and earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased as compared to 2013 due mainly to improvements in the performance of its hotel portfolio.
For 2014, the Company had net income applicable to common shareholders of $197.6 million, or $1.88 per diluted share. FFO was $259.9 million, or $2.48 per diluted share/unit (based on 104,842,195 weighted average shares and units outstanding during the year ended December 31, 2014) and EBITDA was $429.0 million. RevPAR in 2014 was $188.09. The Company considers RevPAR and EBITDA to be key measures of the performance of the individual hotels. RevPAR for the total portfolio increased 8.8% for 2014. The RevPAR increase is attributable to a 7.4% increase in ADR to $231.53 and 1.3% growth in occupancy to 81.2%. During 2014, the Company continued to implement measures that resulted in efficient hotel operations.
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
Upon sale of a hotel, the Company determines its profit from the sale under the full accrual method provided the following applicable criteria are met: a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have a substantial continuing involvement with the property. If all of these conditions are met, the Company will recognize the full profit on the sale.

Share-Based Compensation
From time to time, the Company awards nonvested shares under the 2014 Equity Incentive Plan (“2014 Plan”), which has approximately nine years remaining, as compensation to executives, employees and members of the Board of Trustees. The shares issued to executives and employees generally vest over three years. The Company recognizes compensation expense for nonvested shares with service conditions or service and market conditions on a straight-line basis over the vesting period based upon the fair value of the shares on the date of issuance, adjusted for forfeitures. Compensation expense for nonvested shares with service and performance conditions is recognized based on the fair value of the estimated number of shares expected to vest, as revised throughout the vesting period, adjusted for forfeitures. The 2014 Plan replaced the 2009 Equity Incentive Plan (“2009 Plan”) in May 2014.
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
Industry travel was stronger during the year ended December 31, 2014 compared to the prior year. Demand improvements and limited supply growth led to occupancy growth, which has encouraged operators to increase pricing and resulted in ADR growth. With respect to the Company’s hotels, ADR grew 7.4% during the year ended December 31, 2014, while occupancy increased 1.3%, which resulted in RevPAR improvement of 8.8% year-over-year.

Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $132.1 million from $969.4 million in 2013 to $1,101.5 million in 2014. This increase is due primarily to the hotel operating revenues generated from the 2013 and 2014 hotel acquisitions, which consist of the acquisitions of Hotel Triton, Harbor Court Hotel, Serrano Hotel, Southernmost Hotel Collection, Hotel Vitale and The Heathman Hotel (collectively, the “2013 and 2014 Acquisition Properties”). The 2013 and 2014 Acquisition Properties, which are not comparable year-over-year, contributed $81.4 million to the increase in hotel operating revenues. Additionally, the effects of the continually improving economic environment, which resulted in an 8.8% increase in RevPAR across the portfolio excluding the Hilton Alexandria Old Town and Hotel Viking (collectively, the “2014 Disposition Properties”), attributable to a 7.4% increase in ADR and a 1.3% increase in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:

•	$5.4 million increase from Westin Copley Place;

•	$4.3 million increase from The Hilton San Diego Resort and Spa;

•	$4.3 million increase from Hyatt Boston Harbor;

•	$4.2 million increase from San Diego Paradise Point Resort and Spa; and

•	$2.8 million increase from The Liberty Hotel.
Additionally, total room, food and beverage and other operating department revenues increased $26.0 million at Park Central Hotel and WestHouse Hotel New York resulting from the completion of the hotel renovation in late 2013.
These increases are partially offset by a $14.2 million decrease related to the sale of the 2014 Disposition Properties.
Hotel operating revenues across the remainder of the portfolio also showed improvement, increasing a net $17.9 million across 32 additional hotels in the portfolio.

Other Income
Other income increased $0.4 million from $7.9 million in 2013 to $8.3 million in 2014 due primarily to increased gains of $0.7 million from insurance proceeds related to minor property damage at various properties partially offset by a decrease of $0.3 million related to retail lease income.

Hotel Operating Expenses
Hotel operating expenses increased $72.6 million from $596.2 million in 2013 to $668.8 million in 2014. This overall increase is primarily due to $43.2 million from the results of the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the slowly improving economic environment and the completion of the Park Central Hotel and WestHouse Hotel New York renovation.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$18.4 million increase from Park Central Hotel and WestHouse Hotel New York (due to completion of the 2013 hotel renovation);

•	$2.6 million increase from San Diego Paradise Point Resort and Spa;

•	$2.4 million increase from Hyatt Boston Harbor;

•	$2.3 million increase from The Hilton San Diego Resort and Spa; and

•	$2.3 million increase from Westin Copley Place.
These increases are partially offset by a $8.3 million decrease related to the sale of the 2014 Disposition Properties.
Hotel operating expenses across the remainder of the portfolio increased slightly by a net $9.7 million across 33 additional hotels in the portfolio.

Depreciation and Amortization
Depreciation and amortization expense increased $11.0 million from $144.0 million in 2013 to $155.0 million in 2014. The increase is due, in part, to $8.2 million from the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $4.6 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service, reflecting the renovation activity at several hotels. These increases are partially offset by $1.8 million from the 2014 Disposition Properties, which are not comparable year-over-year.

Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $4.4 million from $53.4 million in 2013 to $57.8 million in 2014. This increase is primarily due to $3.8 million of taxes and insurance expenses from the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $1.1 million across the remaining hotels in the portfolio primarily resulting from increased assessed property values or tax rates at certain properties and to a lesser extent, the completion of the Park Central Hotel and WestHouse Hotel New York renovation on which the capitalization of real estate taxes ceased at the end of 2013. These increases are partially offset by successful real estate tax appeals and real estate tax refunds at certain other properties, and a reduction in real estate tax expense attributable to the 2014 Disposition Properties. Insurance expense decreased by $0.5 million between the two periods primarily as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan acquired in July 2012 which property insurance was placed on to secure the loan.

Ground Rent
Ground rent increased $3.6 million from $11.1 million in 2013 to $14.7 million in 2014. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. Harbor Court Hotel, Southernmost Hotel Collection and Hotel Vitale, which are not comparable year-over-year, contributed $2.6 million to the 2014 increase. The other hotels subject to ground leases contributed a net $1.0 million to the increase due to improved operating results.

General and Administrative
General and administrative expense increased $1.8 million from $22.0 million in 2013 to $23.8 million in 2014 due primarily to increased compensation costs and partially due to additional staffing as a result of portfolio growth and professional fees.

Acquisition Transaction Costs
Acquisition transaction costs of $2.4 million in 2014 and $2.6 million in 2013 relate to the purchase of the 2013 and 2014 Acquisition Properties and, to a lesser extent, transaction costs for the April 30, 2014 land parcel purchase adjacent to the Onyx Hotel and the purchase of The Westin Market Street in San Francisco, CA (renamed Park Central San Francisco) on January 23, 2015.

Other Expenses
Other expenses decreased $2.0 million from $9.4 million in 2013 to $7.4 million in 2014 due primarily to a net decrease of $2.3 million in pre-opening and management transition expenses, mainly as a result of the completion of the newly renovated Park Central Hotel and WestHouse Hotel New York in 2013 which offset 2014 increases at the Serrano Hotel, Hotel Chicago and Hotel Monaco San Francisco. This decrease is partially offset by a $0.1 million increase in losses from property damage, which are largely covered by insurance proceeds and a $0.2 million increase in retail lease expenses.

Interest Income
Interest income decreased $7.9 million from $9.7 million in 2013 to $1.8 million in 2014 as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan which was acquired in July 2012.

Interest Expense
Interest expense decreased $0.9 million from $57.5 million in 2013 to $56.6 million in 2014 due to a decrease in the Company’s weighted average debt outstanding and weighted average interest rate. The Company’s weighted average debt outstanding decreased from $1.33 billion in 2013 to $1.32 billion in 2014 due primarily to paydowns with proceeds from the following:

•	the March 2013 issuance of the Series I Preferred Shares;

•	the issuance of common shares under the Company’s equity distribution agreement during 2013;

•	the repayment of the mezzanine loan in February 2014;

•	the sale of Hilton Alexandria Old Town in June 2014;

•	the sale of Hotel Viking in September 2014;

•	the December 2014 common share offering; and

•	positive operating results from the hotel properties.

The above paydowns were partially offset by borrowings for the following:

•	additional borrowings to purchase the 2013 and 2014 Acquisition Properties;

•	additional borrowings to redeem 4,000,000 of the 6,348,888 7 ¼% Series G Cumulative Redeemable Preferred Shares
(“Series G Preferred Shares”) in April 2013;

•	additional borrowings to redeem the remainder of the Series G Preferred Shares in July 2014; and

•	additional borrowings to finance other capital improvements during 2013 and 2014.

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 4.08% in 2013 to 4.06% in 2014. Interest capitalized on renovations decreased from $0.6 million in 2013 to $0.4 million in 2014 primarily due to the completion of the Park Central Hotel and WestHouse New York renovation at the end of 2013, partially offset by various renovation projects throughout the portfolio.
Loss from Extinguishment of Debt
Loss from extinguishment of debt of $2.5 million in 2014 relates to the write-off of a portion of the unamortized deferred financing costs for the Company’s senior unsecured credit facility and Second Term Loan (as defined below). These costs were recorded in connection with the original agreements that were in effect prior to the Company refinancing its senior unsecured credit facility and Second Term Loan on January 8, 2014. There was no loss from extinguishment of debt in the 2013 period.

Income Tax Expense
Income tax expense increased $1.8 million from $0.5 million in 2013 to $2.3 million in 2014. This increase is primarily due to an increase in LHL’s net income before income tax expense of $3.0 million from $0.6 million in 2013 to $3.6 million in 2014 and an increase in state and local incomes taxes on the Operating Partnership and affiliated entities, which are subject to minimum state and local income taxes in applicable jurisdictions. For the year ended December 31, 2014, LHL’s income tax expense was calculated using an estimated federal and state tax rate of 35.4%.
Gain on Sale of Properties
The gain on sale of properties of $93.2 million relates to the gain from sale of Hilton Alexandria Old Town on June 17, 2014 of $43.5 million and the gain from sale of Hotel Viking on September 10, 2014 of $49.7 million.

Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.

Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represent the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At December 31, 2014, third party limited partners held 0.3% of the common units in the Operating Partnership.

Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $3.1 million from $17.4 million in 2013 to $14.3 million in 2014 due to decreased distributions on the Series G Preferred Shares, which were partially redeemed on April 5, 2013, and the remaining shares were fully redeemed on July 3, 2014.

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

Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $107.3 million from $862.1 million in 2012 to $969.4 million in 2013. This increase is due primarily to the hotel operating revenues generated from the 2012 and 2013 hotel acquisitions, which consist of the acquisitions of the Hotel Palomar, Washington, DC, L’Auberge Del Mar, The Liberty Hotel, Hotel Triton, Harbor Court Hotel, Serrano Hotel and Southernmost Hotel Collection (collectively, the “2012 and 2013 Acquisition Properties”). The 2012 and 2013 Acquisition Properties, which are not comparable year-over-year, contributed $95.0 million to the increase in hotel operating revenues. Additionally, the effects of the slowly improving economic environment, which resulted in a 2.8% increase in RevPAR across the portfolio, attributable to a 2.7% increase in ADR and a 0.1% increase in occupancy, contributed to the increase in hotel operating revenues.
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
Additionally, total room, food and beverage and other operating department revenues increased $4.6 million at The Roger and $2.1 million at Le Montrose Suite Hotel resulting from the completion of hotel renovations in 2012.
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
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$2.9 million increase from Westin Copley Place;

•	$2.0 million increase from San Diego Paradise Point Resort and Spa;

•	$1.9 million increase from The Roger (due to completion of the 2012 hotel renovation); and

•	$1.8 million increase from Westin Michigan Avenue.
These increases are partially offset by a decrease of $6.8 million from the Park Central Hotel as a result of portions of the hotel being out of service related to the 2013 hotel renovation.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $7.2 million across 32 additional hotels in the portfolio.

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

General and Administrative
General and administrative expense increased $2.2 million from $19.8 million in 2012 to $22.0 million in 2013 due primarily to increased compensation costs and partially due to additional staffing as a result of portfolio growth and professional fees.

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

Interest Expense
Interest expense increased $4.6 million from $52.9 million in 2012 to $57.5 million in 2013 due to an increase in the Company’s weighted average debt outstanding, partly offset by a decrease in the weighted average interest rate. The Company’s weighted average debt outstanding increased from $1.2 billion in 2012 to $1.3 billion in 2013 due primarily to the following borrowings:

•	additional borrowings to purchase the 2012 and 2013 Acquisition Properties;

•
additional borrowings to redeem the 7 ½% Series D Cumulative Redeemable Preferred Shares (“Series D Preferred Shares”) and the 8% Series E Cumulative Redeemable Preferred Shares (“Series E Preferred Shares”) in May 2012;

•	additional borrowings to acquire a performing mezzanine loan in July 2012;

•	additional borrowings to redeem 4,000,000 of the 6,348,888 Series G Preferred Shares in April 2013; and

•	additional borrowings to finance other capital improvements during 2012 and 2013.

The above borrowings were partially offset by paydowns with proceeds from the following:

•	the March 2013 issuance of the Series I Preferred Shares;

•	the issuance of common shares under the Company’s equity distribution agreements during 2012 and 2013;

•	the December 2012 and October 2013 common share offerings; and

•	positive operating results from the hotel properties.

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 4.3% in 2012 to 4.1% in 2013. Interest capitalized on renovations increased from $0.4 million in 2012 to $0.6 million in 2013 primarily due to the renovation of the Park Central Hotel during the 2013 period.

Income Tax Expense
Income tax expense decreased $8.6 million from $9.1 million in 2012 to $0.5 million in 2013. This decrease is primarily due to a $20.5 million decrease in LHL’s net income before income tax expense from $21.1 million in 2012 to $0.6 million in 2013, due primarily to an increase in pre-opening, severance, marketing and management transition expenses and lower hotel operating profits related to the Park Central Hotel renovation in 2013.

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
The White Paper on FFO approved by the National Association of Real Estate Investment Trusts (“NAREIT”) in April 2002, as revised in 2011, defines FFO as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of properties and items classified by GAAP as extraordinary, plus real estate-related depreciation and amortization and impairment writedowns, and after comparable adjustments for the Company’s portion of these items related to unconsolidated entities and joint ventures. The Company computes FFO consistent with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.
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

The following is a reconciliation between net income (loss) attributable to common shareholders and FFO for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 (in thousands, except share and unit data):

	For the year ended December 31,
	2014	2013	2012	2011	2010
Net income (loss) attributable to common shareholders	$197,561	$70,984	$45,146	$12,934	$(24,793)
Depreciation (1)	154,585	143,560	123,809	110,760	110,138
Amortization of deferred lease costs	347	355	371	318	363
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	0	0	(2)	(191)
Noncontrolling interests in consolidated entities	16	17	0	0	0
Noncontrolling interests of common units in Operating Partnership	636	303	281	1	0
Less: Net gain on sale of properties	(93,205)	0	0	(760)	(29,162)
Loss on impairment of properties	0	0	0	0	36,129
FFO	$259,940	$215,219	$169,607	$123,251	$92,484
Weighted average number of common shares and units outstanding:
Basic	104,485,085	97,337,784	86,054,269	81,157,663	69,549,441
Diluted	104,842,195	97,524,971	86,193,574	81,328,739	69,722,700

(1)	Includes amounts from discontinued operations.
The following is a reconciliation between net income (loss) attributable to common shareholders and EBITDA for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 (in thousands):

	For the year ended December 31,
	2014	2013	2012	2011	2010
Net income (loss) attributable to common shareholders	$197,561	$70,984	$45,146	$12,934	$(24,793)
Interest expense (1)	56,628	57,516	52,896	39,704	36,504
Loss from extinguishment of debt	2,487	0	0	0	0
Income tax expense (1)	2,306	470	9,062	7,081	3,424
Depreciation and amortization (1)	155,035	143,991	124,363	111,282	110,676
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	0	0	(2)	(191)
Noncontrolling interests in consolidated entities	16	17	0	0	0
Noncontrolling interests of common units in Operating Partnership	636	303	281	1	0
Distributions to preferred shareholders	14,333	17,385	21,733	29,952	26,754
EBITDA (2)	$429,002	$290,666	$253,481	$200,952	$152,374

(1)	Includes amounts from discontinued operations.

(2)
EBITDA includes the gain on sale of Hilton Alexandria Old Town and Hotel Viking of $43.5 million and $49.7 million, respectively, in 2014. EBITDA includes the gain on finalization of the Seaview Resort roof project of $0.8 million in 2011. EBITDA includes the gain on sale of Westin City Center Dallas of $29.2 million and the loss on impairment of Seaview Resort, Sheraton Bloomington Hotel Minneapolis South and 330 N. Wabash Avenue property of $24.5 million, $3.2 million and $8.4 million, respectively, in 2010.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013	Variance
Occupancy	81.2%	80.2%	1.3%
ADR	$231.53	$215.50	7.4%
RevPAR	$188.09	$172.81	8.8%
The above hotel statistics include adjustments made for presentation of comparable information.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of December 31, 2014, the Company held a total of $21.6 million of restricted cash reserves, $14.2 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 40 unencumbered properties as of December 31, 2014, the sale of one or more properties, equity issuances available under the Company’s shelf registration statement and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement (as defined under “Equity Issuances and Redemptions” below).
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
The Company’s senior unsecured credit facility, LHL’s unsecured credit facility and the Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict its ability to make distributions or other payments to its shareholders upon events of default. There are currently no other contractual or other arrangements limiting payment of distributions by the Operating Partnership.
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
As of December 31, 2014, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.

Properties Leased to LHL
Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the TRS provisions of the Code. As of December 31, 2014, LHL leased all 45 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Monaco San Francisco	San Francisco, CA
9.	Hotel Triton	San Francisco, CA
10.	Hotel Vitale	San Francisco, CA
11.	Serrano Hotel	San Francisco, CA
12.	Villa Florence	San Francisco, CA
13.	Chaminade Resort and Conference Center	Santa Cruz, CA
14.	Viceroy Santa Monica	Santa Monica, CA
15.	Chamberlain West Hollywood	West Hollywood, CA
16.	Le Montrose Suite Hotel	West Hollywood, CA
17.	Le Parc Suite Hotel	West Hollywood, CA
18.	The Grafton on Sunset	West Hollywood, CA
19.	The Donovan	Washington, D.C.
20.	Hotel George	Washington, D.C.
21.	Hotel Helix	Washington, D.C.
22.	Hotel Madera	Washington, D.C.
23.	Hotel Palomar, Washington, DC	Washington, D.C.
24.	Hotel Rouge	Washington, D.C.
25.	Sofitel Washington, DC Lafayette Square	Washington, D.C.
26.	The Liaison Capitol Hill	Washington, D.C.
27.	Topaz Hotel	Washington, D.C.
28.	Southernmost Hotel Collection	Key West, FL
29.	Hotel Chicago	Chicago, IL
30.	Westin Michigan Avenue	Chicago, IL
31.	Indianapolis Marriott Downtown	Indianapolis, IN
32.	Hyatt Boston Harbor	Boston, MA
33.	Onyx Hotel	Boston, MA
34.	The Liberty Hotel	Boston, MA
35.	Westin Copley Place	Boston, MA
36.	Gild Hall	New York, NY
37.	The Roger	New York, NY
38.	Park Central Hotel (shared lease with WestHouse Hotel New York)	New York, NY
39.	WestHouse Hotel New York	New York, NY
40.	The Heathman Hotel	Portland, OR
41.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
42.	Westin Philadelphia	Philadelphia, PA
43.	Lansdowne Resort	Lansdowne,VA
44.	Alexis Hotel	Seattle, WA
45.	Hotel Deca	Seattle, WA

Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of December 31, 2014 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans	$501,090	$214,796	$286,294	$0	$0
Mortgage loans interest	34,306	25,857	8,449	0	0
Borrowings under credit facilities (1)	0	0	0	0	0
Credit facilities interest (1)	0	0	0	0	0
Rents (2)	584,963	11,552	23,819	24,437	525,155
Massport Bonds (1)	42,500	0	0	42,500	0
Massport Bonds interest (1)	57	18	36	3	0
Term loans (3)	477,500	0	0	477,500	0
Term loans interest (3)	54,903	13,754	26,762	14,387	0
Purchase commitments (4)
Purchase orders and letters of commitment	46,241	46,241	0	0	0
Total obligations and commitments	$1,741,560	$312,218	$345,360	$558,827	$525,155

(1)
Interest expense is calculated based on the variable rate as of December 31, 2014. It is assumed that the outstanding debt as of December 31, 2014 will be repaid upon maturity with interest-only payments until then.

(2)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(3)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan and the five-year term ending August 2, 2017 for the Second Term Loan, resulting in fixed all-in interest rates of 3.62% and 2.38%, respectively, at the Company’s current leverage ratio (as defined in the agreements). It is assumed that the outstanding debt as of December 31, 2014 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of December 31, 2014 for the unswapped period of the Second Term Loan.

(4)
As of December 31, 2014, purchase orders and letters of commitment totaling approximately $46.2 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

Debt Summary
Debt as of December 31, 2014 and 2013 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	December 31, 2014	December 31, 2013
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$0	$220,000
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	606
Total borrowings under credit facilities			0	220,606
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hotel Deca	6.28%	August 2014 (e)	0	8,809
Westin Copley Place	5.28%	September 2015 (f)	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	133,347	135,315
Indianapolis Marriott Downtown	5.99%	July 2016	97,528	98,875
The Roger	6.31%	August 2016	60,215	61,416
Mortgage loans at stated value			501,090	514,415
Unamortized loan premium (g)			0	41
Total mortgage loans			501,090	514,456
Total debt			$1,021,090	$1,255,062

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at December 31, 2014. As of December 31, 2013, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $220,000 was 1.92%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at December 31, 2014. As of December 31, 2013, the rate, including the applicable margin, for LHL’s outstanding LIBOR borrowings of $606 was 1.92%. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates at December 31, 2014 of 3.62% and 2.38%, respectively, and at December 31, 2013 of 3.62% and 2.43%, respectively, at the Company’s current leverage ratio (as defined in the agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association (“U.S. Bank”), effective September 30, 2014, that expire in September 2016, which replaced similar letters of credit held by the Royal Bank of Scotland. The letters of credit have two one-year extension options and are secured by the Hyatt Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2014 were 0.13% and 0.03% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2013 were 0.70% and 0.40% for the $5,400 and $37,100 bonds, respectively. The Company also incurred an annual letter of credit fee based on an applicable margin as defined in the Company’s senior unsecured credit agreement through September 29, 2014. Effective September 30, 2014, the Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loan on May 1, 2014 through borrowings on its senior unsecured credit facility.

(f)	The Company intends to repay the mortgage loan upon maturity through either borrowings on its credit facilities, placement of corporate-level debt or proceeds from a property-level mortgage financing.

(g)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $41 as of December 31, 2013.
A summary of the Company’s interest expense and weighted average interest rates for borrowings for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Interest Expense:
Interest incurred	$54,859	$55,912	$51,351
Amortization of deferred financing costs	2,169	2,253	1,915
Capitalized interest	(400)	(649)	(370)
Interest expense	$56,628	$57,516	$52,896

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	1.9%	2.1%	2.2%
LHL unsecured credit facility	1.9%	2.0%	2.1%
Massport Bonds	0.4%	0.2%	0.3%
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
The Company’s senior unsecured credit facility and LHL’s unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Term Loans
On May 16, 2012, the Company entered into a $177.5 million unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at December 31, 2014, for the full seven-year term (see “Derivative and Hedging Activities” below).
On January 8, 2014, the Company refinanced its $300.0 million unsecured term loan (the “Second Term Loan”). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500.0 million. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at December 31, 2014, through August 2, 2017 (see “Derivative and Hedging Activities” below).

The Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the First Term Loan’s full seven-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at December 31, 2014. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at December 31, 2014. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following table presents the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments			Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income

	(Effective Portion)			(Effective Portion)	(Effective Portion)
	For the year ended				For the year ended
	December 31,				December 31,
	2014	2013	2012		2014	2013	2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	$544	$8,127	$(9,833)	Interest expense	$(4,410)	$4,248	$2,074
During the year ended December 31, 2014, 2013 and 2012, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of December 31, 2014 and 2013, there was $0.8 million and $4.6 million in cumulative unrealized gain, respectively, of which $0.7 million and $4.6 million was included in AOCI, respectively, and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $4.4 million will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of December 31, 2014.
Extinguishment of Debt
As discussed above, the Company refinanced its senior unsecured credit facility and Second Term Loan and LHL refinanced its unsecured revolving credit facility on January 8, 2014. The refinancing arrangements for the senior unsecured credit facility and Second Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of $2.5 million, which is included in the consolidated statements of operations and comprehensive income. The loss from extinguishment of debt represents a portion of the unamortized deferred financing costs incurred when the original agreements were executed.
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
The mortgage loans contain debt service coverage ratio tests related to the mortgaged properties. If the debt service coverage ratio for a specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel may automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows may be directed to the lender (“cash trap”) until such time as the property again complies with the specified debt service coverage ratio or the mortgage is paid off.
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
As of December 31, 2014, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.
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

Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		December 31, 2014		December 31, 2013
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$1,520	(1)	$4,616
Derivative interest rate instruments	Accounts payable and accrued expenses	$770	(2)	$0

(1)	Amount relates to interest rate swaps for the Second Term Loan.

(2)	Amount relates to interest rate swaps for the First Term Loan.
The fair value of each derivative instrument is based on a discounted cash flow analysis of the expected cash flows under each arrangement. This analysis reflects the contractual terms of the derivative instrument, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities, which are classified within level 2 of the fair value hierarchy. The Company also incorporates credit value adjustments to appropriately reflect each parties’ nonperformance risk in the fair value measurement, which utilizes level 3 inputs such as estimates of current credit spreads. However, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified within level 2 of the fair value hierarchy.
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$0	$0	$71,014	$71,014
Borrowings under credit facilities	$0	$0	$220,606	$220,957
Term loans	$477,500	$476,996	$477,500	$477,053
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$501,090	$510,250	$514,456	$522,788
The Company estimates the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 2.9% and 3.1% as of December 31, 2014 and 2013, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s. As of December 31, 2013, the Company estimated that the fair value of its note receivable, which was repaid in full on February 10, 2014, approximated its carrying value due to the relatively short period until maturity.
At December 31, 2014 and 2013, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

Equity Issuances and Redemptions
On February 20, 2013, the Company entered into an equity distribution agreement (the “2013 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250.0 million. The 2013 Agreement replaced the equity distribution agreement the Company entered into on March 4, 2011. During the year ended December 31, 2013, the Company incurred offering costs of $0.2 million related to executing and maintaining the 2013 Agreement.
On March 4, 2013, the Company issued 4,000,000 Series I Preferred Shares ($0.01 par value) at a price of $25.00 per share and received net proceeds, after deducting underwriting discounts and other offering costs, of $96.7 million. On March 12, 2013, the underwriters exercised their rights to cover overallotments and purchased 400,000 additional Series I Preferred Shares, resulting in additional net proceeds to the Company of $9.7 million. The net proceeds were used to redeem a portion of the Company’s Series G Preferred Shares on April 5, 2013, to pay down amounts outstanding under the Company’s senior unsecured credit facility and for general corporate purposes.
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

From May 24, 2013 through May 31, 2013, the Company sold 721,706 common shares of beneficial interest, par value $0.01 per share, under the 2013 Agreement. After deducting the Manager’s discounts and commissions of $0.2 million, the Company raised net proceeds of $19.7 million. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and for general corporate purposes. As of December 31, 2014, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230.1 million. The Company did not sell any common shares of beneficial interest under the 2013 Agreement in 2014.
On October 25, 2013, the Company completed an underwritten public offering of 7,705,000 common shares of beneficial interest, par value $0.01 per share, including the full exercise of the underwriters’ option to purchase additional shares. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of $228.4 million. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility and for general corporate purposes.
On July 3, 2014, the Company redeemed the remaining 2,348,888 Series G Preferred Shares for $58.7 million ($25.00 per share), plus accrued and unpaid dividends through the redemption date, July 3, 2014, of $1.1 million. The redemption value of the Series G Preferred Shares exceeded their carrying value by $1.0 million, which is included in the determination of net income attributable to common shareholders for the year ended December 31, 2014. The $1.0 million represents the offering costs related to the redeemed Series G Preferred Shares.
On December 12, 2014, the Company completed an underwritten public offering of 7,600,000 common shares of beneficial interest, par value $0.01 per share. On December 24, 2014, an additional 1,140,000 common shares of beneficial interest were issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of $348.5 million. The net proceeds were used to fund the acquisition of The Heathman Hotel on December 18, 2014, to fund a portion of the acquisition of The Westin Market Street in San Francisco, CA (renamed Park Central San Francisco) on January 23, 2015, to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.
Sources and Uses of Cash
As of December 31, 2014, the Company had $114.1 million of cash and cash equivalents and $21.6 million of restricted cash reserves, $14.2 million of which was available for future capital expenditures. Additionally, the Company had $750.0 million available under the Company’s senior unsecured credit facility, with $2.6 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.
Net cash provided by operating activities was $283.2 million for the year ended December 31, 2014 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.

Net cash used in investing activities was $78.0 million for the year ended December 31, 2014 primarily due to the purchases of Hotel Vitale and The Heathman Hotel, deposit on a future acquisition and outflows for improvements and additions at the hotels, partially offset by proceeds from the repayment of the mezzanine loan and the sale of Hilton Alexandra Old Town and Hotel Viking.
Net cash used in financing activities was $104.5 million for the year ended December 31, 2014 primarily due to net repayments under the credit facilities, mortgage loan repayments, payment of deferred financing costs, repurchase of common shares into treasury, payment for the redemption of preferred shares, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders, partially offset by net proceeds from the common share offering.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties, potential property sales, equity issuances available under the Company’s shelf registration statement and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties, potential property sales or the issuance of additional equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties, potential property sales, estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.
Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Company’s reserve funds.
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
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivative instruments. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and are recorded on the balance sheet at fair value, with offsetting changes recorded to other comprehensive income (loss). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, scheduled maturities and related weighted average interest rates by expected maturity dates are as follows (in thousands):

	2015	2016	2017	2018	2019	Total
Fixed rate debt	$214,796	$286,294	$0	$0	$177,500	$678,590
Weighted average interest	5.30%	5.95%	0.00%	0.00%	3.62%	5.13%
Variable rate debt (1)	$0	$0	$0	$42,500	$300,000	$342,500
Weighted average interest	0.00%	0.00%	0.00%	0.04%	1.76%	1.55%
Total	$214,796	$286,294	$0	$42,500	$477,500	$1,021,090
(1) For the Second Term Loan maturing in January 2019, it is assumed that the outstanding debt as of December 31, 2014 will be repaid upon maturity which will be during the unhedged period of the loan and, therefore, subject to a variable interest rate.
The table above presents the principal amount of debt maturing each year, including annual amortization of principal, through December 31, 2019 and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2014 and does not reflect new indebtedness, or revisions to terms of existing indebtedness, incurred after that date. The Company’s ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2014, the estimated fair value of the Company’s fixed rate debt was $987.2 million.
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP guidance. As of December 31, 2014, $42.5 million of the Company’s aggregate indebtedness (4.2% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.
If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.1 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $42.5 million, the balance as of December 31, 2014.

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
Based on management’s evaluation as of December 31, 2014, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms.
Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
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
Changes in Internal Controls—There was no change to the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
As of the quarter ended December 31, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.
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

3.	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles of amendment and articles supplementary)

3.2	Third Amended and Restated Bylaws of the Registrant(1)

4.1	Form of Common Share of Beneficial Interest(2)

10.1	Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 29, 1998(3)

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002(4)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of September 30, 2003(5)

10.4	Form of Third Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P.(6)

10.5	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 22, 2005(7)

10.6	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of February 8, 2006(8)

10.7	Form of Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P.(9)

10.8	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of November 17, 2006(10)

10.9	Eighth Amendment to Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 15, 2009(11)

10.10	Ninth Amendment to Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of January 24, 2011(12)

10.11	Tenth Amendment to Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 4, 2013(24)

10.12	Form of Management Agreement(2)

10.13	Form of Lease with Affiliated Lessees(2)

10.14	Form of First Amendment to Lease with Affiliated Lessee(13)

10.15	Form of Second Amendment to Lease with Affiliate Lessee(13)

10.16	Promissory Note Secured by Leasehold Mortgage in the original principal amount of $210,000,000 made by LHO Backstreets, L.L.C. and dated as of August 30, 2005(14)

10.17
Leasehold Mortgage and Absolute Assignment of Rents and Leases and Security Agreement (and Fixture Filing) by LHO Backstreets, LLC, as Mortgagor, and Mortgage Electronic Registration Systems, Inc., as Mortgagee and dated as of August 30, 2005(14)

10.18	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through April 21, 2005(15)*

10.19	LaSalle Hotel Properties 2009 Equity Incentive Plan(16)*

10.20	LaSalle Hotel Properties 2014 Equity Incentive Plan(26)*

10.21	Amendment to the LaSalle Hotel Properties 2014 Equity Incentive Plan(28)*

10.22	Trustee Fee Deferral Program(27)*

Exhibit Number	Description of Exhibit
10.23	Form of Time-Based Restricted Share Award Agreement(25)*

10.24	Form of Performance-Based Restricted Share Award Agreement(25)*

10.25	Amended and Restated Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties effective October 19, 2009(17)*

10.26	Severance Agreement between Alfred L. Young and LaSalle Hotel Properties effective November 3, 2009(17)*

10.27	Severance Agreement between Bruce A. Riggins and LaSalle Hotel Properties effective January 24, 2011(23)*

10.28	Offer Letter to Michael D. Barnello(19)*

10.29	Offer Letter to Alfred L. Young(20)*

10.30	Offer Letter to Bruce A. Riggins(21)*

10.31	Form of Indemnification Agreement(22)*

10.32
Amended and Restated Senior Unsecured Credit Agreement, dated January 8, 2014, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, Bank of Montreal and The Royal Bank of Scotland plc, as Co-Syndication Agents, and the other lenders named therein(25)

10.33
Senior Unsecured Term Loan Agreement, dated as of January 8, 2014, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, Compass Bank and U.S. Bank National Association, as Co-Syndication Agents, and the other lenders named therein(25)

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

101
The following financial statements from LaSalle Hotel Properties’ Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 18, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

*	Represents management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2010 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) filed with the SEC on April 2, 1998 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on August 14, 1998 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2002 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Annual report on Form 10-K filed with the SEC on February 23, 2006 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2005 and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2005 and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2006 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2009 and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2011 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on May 12, 1999 and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2005 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-125058) filed with the SEC on May 19, 2005 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-158873) filed with the SEC on April 28, 2009 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 18, 2007 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2008 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2009 and incorporated herein by reference.

(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2011 and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Registrant’s Current report on Form 8-K filed with the SEC on November 12, 2008 and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2011 and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2013 and incorporated herein by reference.

(25)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2014 and incorporated herein by reference.

(26)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2014 and incorporated herein by reference.

(27)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 30, 2014 and incorporated herein by reference.

(28)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2015 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASALLE HOTEL PROPERTIES
Date:	February 18, 2015	BY:	/S/ BRUCE A. RIGGINS
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

Date	Signature
February 18, 2015	/s/ MICHAEL D. BARNELLO	Trustee, President and Chief Executive Officer (Principal Executive Officer)
Michael D. Barnello

February 18, 2015	/s/ DENISE M. COLL	Trustee
Denise M. Coll

February 18, 2015	/s/ JEFFREY T. FOLAND	Trustee
Jeffrey T. Foland

February 18, 2015	/s/ DARRYL HARTLEY-LEONARD	Trustee
Darryl Hartley-Leonard

February 18, 2015	/s/ WILLIAM S. MCCALMONT	Trustee
William S. McCalmont

February 18, 2015	/s/ STUART L. SCOTT	Chairman of the Board of Trustees
Stuart L. Scott

February 18, 2015	/s/ DONALD A. WASHBURN	Trustee
Donald A. Washburn

February 18, 2015	/s/ BRUCE A. RIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Bruce A. Riggins

February 18, 2015	/s/ ALFRED L. YOUNG	Executive Vice President and Chief Operating Officer
Alfred L. Young

LASALLE HOTEL PROPERTIES

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees
LaSalle Hotel Properties:
We have audited the accompanying consolidated balance sheets of LaSalle Hotel Properties (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for discontinued operations as of January 1, 2014 due to the adoption of ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
February 18, 2015

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees
LaSalle Hotel Properties:
We have audited LaSalle Hotel Properties’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaSalle Hotel Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, LaSalle Hotel Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaSalle Hotel Properties as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 18, 2015, expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in the method of accounting for discontinued operations.
/s/ KPMG LLP
Chicago, Illinois
February 18, 2015

LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2014	December 31, 2013

Assets:
Investment in hotel properties, net (Note 3)	$3,428,556	$3,383,188
Note receivable (net of unamortized discount of zero and $986, respectively) (Note 3)	0	71,014
Property under development (Note 3)	35,613	15,394
Cash and cash equivalents	114,131	13,388
Restricted cash reserves (Note 5)	21,570	19,724
Hotel receivables (net of allowance for doubtful accounts of $300 and $344, respectively)	30,338	30,661
Deferred financing costs, net	6,564	6,050
Deferred tax assets (Note 9)	1,447	1,497
Prepaid expenses and other assets	61,730	40,122
Total assets	$3,699,949	$3,581,038
Liabilities:
Borrowings under credit facilities (Note 4)	$0	$220,606
Term loans (Note 4)	477,500	477,500
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (including unamortized premium of zero and $41, respectively) (Note 4)	501,090	514,456
Accounts payable and accrued expenses	161,835	161,085
Advance deposits	19,447	18,301
Accrued interest	3,729	3,828
Distributions payable	45,462	33,299
Total liabilities	1,251,563	1,471,575
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $178,750 and $237,472, respectively), 40,000,000 shares authorized; 7,150,000 and 9,498,888 shares issued and outstanding, respectively (Note 6)	72	95
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 112,828,536 shares issued and 112,824,508 shares outstanding, respectively, and 103,963,828 shares issued and 103,963,318 shares outstanding, respectively (Note 6)	1,127	1,039
Treasury shares, at cost (Note 6)	(138)	(14)
Additional paid-in capital, net of offering costs of $80,124 and $77,316, respectively	2,673,888	2,379,246
Accumulated other comprehensive income (Note 4)	748	4,603
Distributions in excess of retained earnings	(233,988)	(281,578)
Total shareholders’ equity	2,441,709	2,103,391
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	17	18
Noncontrolling interests of common units in Operating Partnership (Note 6)	6,660	6,054
Total noncontrolling interests	6,677	6,072
Total equity	2,448,386	2,109,463
Total liabilities and equity	$3,699,949	$3,581,038
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)

	For the year ended
	December 31,
	2014	2013	2012
Revenues:
Hotel operating revenues:
Room	$773,801	$667,444	$595,330
Food and beverage	253,656	238,682	210,306
Other operating department	74,000	63,230	56,510
Total hotel operating revenues	1,101,457	969,356	862,146
Other income	8,321	7,937	4,929
Total revenues	1,109,778	977,293	867,075
Expenses:
Hotel operating expenses:
Room	196,952	170,555	150,564
Food and beverage	183,530	165,855	149,894
Other direct	23,800	22,445	20,778
Other indirect (Note 8)	264,508	237,386	212,001
Total hotel operating expenses	668,790	596,241	533,237
Depreciation and amortization	155,035	143,991	124,363
Real estate taxes, personal property taxes and insurance	57,805	53,374	44,551
Ground rent (Note 5)	14,667	11,117	8,588
General and administrative	23,832	22,001	19,769
Acquisition transaction costs (Note 3)	2,379	2,646	4,498
Other expenses	7,369	9,361	3,017
Total operating expenses	929,877	838,731	738,023
Operating income	179,901	138,562	129,052
Interest income	1,812	9,679	4,483
Interest expense	(56,628)	(57,516)	(52,896)
Loss from extinguishment of debt (Note 4)	(2,487)	0	0
Income before income tax expense	122,598	90,725	80,639
Income tax expense (Note 9)	(2,306)	(470)	(9,062)
Income before gain on sale of properties	120,292	90,255	71,577
Gain on sale of properties (Note 3)	93,205	0	0
Net income	213,497	90,255	71,577
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(16)	(17)	0
Noncontrolling interests of common units in Operating Partnership (Note 6)	(636)	(303)	(281)
Net income attributable to noncontrolling interests	(652)	(320)	(281)
Net income attributable to the Company	212,845	89,935	71,296
Distributions to preferred shareholders	(14,333)	(17,385)	(21,733)
Issuance costs of redeemed preferred shares (Note 6)	(951)	(1,566)	(4,417)
Net income attributable to common shareholders	$197,561	$70,984	$45,146

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)

	For the year ended
	December 31,
	2014	2013	2012
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1.89	$0.73	$0.52
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1.88	$0.73	$0.52
Weighted average number of common shares outstanding:
Basic	104,188,785	97,041,484	85,757,969
Diluted	104,545,895	97,228,671	85,897,274

Comprehensive Income:
Net income	$213,497	$90,255	$71,577
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments (Note 4)	544	8,127	(9,833)
Reclassification adjustment for amounts recognized in net income (Note 4)	(4,410)	4,248	2,074
	209,631	102,630	63,818
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(16)	(17)	0
Noncontrolling interests of common units in Operating Partnership (Note 6)	(625)	(340)	(257)
Comprehensive income attributable to noncontrolling interests	(641)	(357)	(257)
Comprehensive income attributable to the Company	$208,990	$102,273	$63,561
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$158	$851	$(24,543)	$2,029,145	$0	$(239,998)	$1,765,613	$17	$5,613	$5,630	$1,771,243
Issuance of shares, net of offering costs	0	103	22,847	250,461	0	0	273,411	0	0	0	273,411
Redemption of preferred shares	(67)	0	0	(162,266)	0	(4,417)	(166,750)	0	0	0	(166,750)
Repurchase of common shares into treasury	0	0	(2,122)	0	0	0	(2,122)	0	0	0	(2,122)
Options exercised	0	0	0	74	0	0	74	0	0	0	74
Adjustments to issuance of units	0	0	0	0	0	0	0	0	(746)	(746)	(746)
Deferred compensation, net	0	1	2,932	2,163	0	0	5,096	0	0	0	5,096
Contribution from noncontrolling interest	0	0	0	0	0	0	0	17	0	17	17
Adjustments to noncontrolling interests	0	0	0	(872)	0	0	(872)	0	872	872	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(56)	(56)	0	0	0	(56)
Distributions on common shares/units ($0.71 per share/unit)	0	0	0	0	0	(63,096)	(63,096)	0	(210)	(210)	(63,306)
Distributions on preferred shares	0	0	0	0	0	(21,733)	(21,733)	(16)	0	(16)	(21,749)
Net income	0	0	0	0	0	71,296	71,296	0	281	281	71,577
Other comprehensive loss (income):
Unrealized loss on interest rate derivative instruments	0	0	0	0	(9,803)	0	(9,803)	0	(30)	(30)	(9,833)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	2,068	0	2,068	0	6	6	2,074
Balance, December 31, 2012	$91	$955	$(886)	$2,118,705	$(7,735)	$(258,004)	$1,853,126	$18	$5,786	$5,804	$1,858,930
Issuance of shares, net of offering costs	44	84	262	354,122	0	0	354,512	0	0	0	354,512
Redemption of preferred shares	(40)	0	0	(98,394)	0	(1,566)	(100,000)	0	0	0	(100,000)
Repurchase of common shares into treasury	0	0	(3)	0	0	0	(3)	0	0	0	(3)
Deferred compensation, net	0	0	613	5,026	0	0	5,639	0	0	0	5,639
Adjustments to noncontrolling interests	0	0	0	(213)	0	0	(213)	0	213	213	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(20)	(20)	0	0	0	(20)
Distributions on common shares/units ($0.96 per share/unit)	0	0	0	0	0	(94,538)	(94,538)	0	(285)	(285)	(94,823)
Distributions on preferred shares	0	0	0	0	0	(17,385)	(17,385)	(17)	0	(17)	(17,402)
Net income	0	0	0	0	0	89,935	89,935	17	303	320	90,255
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	0	0	0	0	8,103	0	8,103	0	24	24	8,127

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity - Continued
(in thousands, except per share/unit data)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Reclassification adjustment for amounts recognized in net income	0	0	0	0	4,235	0	4,235	0	13	13	4,248
Balance, December 31, 2013	95	1,039	(14)	2,379,246	4,603	(281,578)	2,103,391	18	6,054	6,072	2,109,463
Issuance of shares, net of offering costs	0	88	0	348,987	0	0	349,075	0	0	0	349,075
Redemption of preferred shares	(23)	0	0	(57,757)	0	(951)	(58,731)	0	0	0	(58,731)
Repurchase of common shares into treasury	0	0	(2,936)	0	0	0	(2,936)	0	0	0	(2,936)
Deferred compensation, net	0	0	2,812	3,809	0	0	6,621	0	0	0	6,621
Adjustments to noncontrolling interests	0	0	0	(397)	0	0	(397)	0	397	397	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(314)	(314)	0	0	0	(314)
Distributions on common shares/units ($1.41 per share/unit)	0	0	0	0	0	(149,657)	(149,657)	0	(416)	(416)	(150,073)
Distributions on preferred shares	0	0	0	0	0	(14,333)	(14,333)	(17)	0	(17)	(14,350)
Net income	0	0	0	0	0	212,845	212,845	16	636	652	213,497
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	0	0	0	0	542	0	542	0	2	2	544
Reclassification adjustment for amounts recognized in net income	0	0	0	0	(4,397)	0	(4,397)	0	(13)	(13)	(4,410)
Balance, December 31, 2014	$72	$1,127	$(138)	$2,673,888	$748	$(233,988)	$2,441,709	$17	$6,660	$6,677	$2,448,386
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended
	December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$213,497	$90,255	$71,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,035	143,991	124,363
Amortization of deferred financing costs, mortgage premium and note receivable discount	1,142	(348)	764
Loss from extinguishment of debt	2,487	0	0
Gain on sale of properties	(93,205)	0	0
Amortization of deferred compensation	6,621	5,639	5,096
Deferred income tax expense (benefit)	50	(211)	3,964
Allowance for doubtful accounts	(44)	(1)	24
Other	404	449	0
Changes in assets and liabilities:
Restricted cash reserves	(912)	157	(1,235)
Hotel receivables	(177)	(1,987)	(4,290)
Prepaid expenses and other assets	(940)	(8,277)	68
Accounts payable and accrued expenses	(1,966)	16,633	12,416
Advance deposits	1,343	(244)	2,790
Accrued interest	(99)	(491)	827
Net cash provided by operating activities	283,236	245,565	216,364
Cash flows from investing activities:
Additions to properties	(97,526)	(58,077)	(61,702)
Improvements to properties	(4,583)	(61,662)	(9,433)
Acquisition of properties	(191,111)	(302,135)	(386,615)
Deposit on acquisition	(25,000)	0	0
Purchase of office furniture and equipment	(799)	(47)	(68)
Acquisition of note receivable	0	0	(67,416)
Repayment of note receivable	72,000	0	0
Restricted cash reserves	(934)	(967)	790
Proceeds from sale of properties	167,838	0	0
Property insurance proceeds	2,114	843	290
Net cash used in investing activities	(78,001)	(422,045)	(524,154)
Cash flows from financing activities:
Borrowings under credit facilities	537,828	478,332	403,858
Repayments under credit facilities	(758,434)	(410,726)	(515,858)
Borrowings on term loans	0	0	477,500
Repayments of mortgage loans	(13,325)	(64,687)	(64,600)
Payment of deferred financing costs	(5,170)	(68)	(4,175)
Contribution from noncontrolling interest	0	0	17
Purchase of treasury shares	(2,936)	(3)	(2,122)
Proceeds from exercise of stock options	0	0	74
Proceeds from issuance of preferred shares	0	110,000	0
Payment of preferred offering costs	0	(3,648)	0
Proceeds from issuance of common shares	352,222	251,478	282,826
Payment of common offering costs	(3,557)	(3,759)	(9,745)
Distributions on earned shares from share awards with market conditions	(314)	(20)	(56)
Redemption of preferred shares	(58,722)	(100,000)	(166,750)
Distributions on preferred shares	(15,413)	(17,460)	(24,985)
Distributions on common shares/units	(136,671)	(84,661)	(53,329)
Net cash (used in) provided by financing activities	(104,492)	154,778	322,655
Net change in cash and cash equivalents	100,743	(21,702)	14,865
Cash and cash equivalents, beginning of year	13,388	35,090	20,225
Cash and cash equivalents, end of year	$114,131	$13,388	$35,090
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
As of December 31, 2014, the Company owned interests in 45 hotels with approximately 11,300 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2015 and December 2017. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at December 31, 2014. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at December 31, 2014. See Note 6 for additional disclosures related to common units of the Operating Partnership.

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
Upon sale of a hotel, the Company determines its profit from the sale under the full accrual method provided the following applicable criteria are met: a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have a substantial continuing involvement with the property. If all of these conditions are met, the Company will recognize the full profit on the sale.
Intangible Assets
The Company does not amortize intangible assets with indefinite useful lives. Non-amortizable intangible assets are reviewed annually for impairment and more frequently if events or circumstances indicate that the assets may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset. As of December 31, 2014 and 2013, the Company did not have amortizable intangible assets or any value attributed to such non-amortizable intangible assets in the accompanying consolidated balance sheets.

Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivative instruments. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and are recorded on the balance sheet at fair value, with offsetting changes recorded to other comprehensive income (loss). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging.
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
Deferred Financing Costs
Financing costs related to long-term debt are recorded at cost and are amortized as interest expense over the life of the related debt instrument, unless there is a significant modification to the debt instrument. Accumulated amortization at December 31, 2014 and 2013 was $3,436 and $4,988, respectively.
Revenue Recognition
The Company recognizes hotel operating revenues on an accrual basis consistent with hotel operations. For retail operations, revenue is recognized on a straight line basis over the lives of the retail leases. Revenue from retail operations is included in other income in the accompanying consolidated statements of operations and comprehensive income.
Participating Leases
The participating leases have non-cancelable terms of three years (from commencement), subject to earlier termination upon the occurrence of certain contingencies, as defined. Each participating lease requires LHL to pay the Operating Partnership or subsidiary the greater of (i) base rent in a fixed amount or (ii) participating rent based on certain percentages of room revenue, food and beverage revenue, telephone revenue and other revenue at the applicable hotel. Participating rent applicable to room and other hotel revenues varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified quarterly threshold amounts. Both the base rent and the participating rent thresholds used in computing percentage rents applicable to room and other hotel revenues, including food and beverage revenues, are subject to annual adjustments based on increases in the United States Consumer Price Index published by the Bureau of Labor Statistics of the United States of America Department of Labor, U.S. City Average, Urban Wage Earners and Clerical Workers. Lease revenue from LHL is eliminated in consolidation.
Share-Based Compensation
From time to time, the Company awards nonvested shares under the 2014 Equity Incentive Plan (“2014 Plan”), which has approximately nine years remaining, as compensation to executives, employees, and members of the Board of Trustees (see Note 7). The shares issued to executives and employees generally vest over three years. The shares issued to members of the Board of Trustees vest immediately upon issuance. The Company recognizes compensation expense for nonvested shares with service conditions or service and market conditions on a straight-line basis over the vesting period based upon the fair value of the shares on the date of issuance, adjusted for forfeitures. Compensation expense for nonvested shares with service and performance conditions is recognized based on the fair value of the estimated number of shares expected to vest, as revised throughout the vesting period, adjusted for forfeitures. The 2014 Plan replaced the 2009 Equity Incentive Plan (“2009 Plan”) in May 2014.

Noncontrolling Interests
The Company’s financial statements include entities in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Income or loss is allocated to noncontrolling interests based on their weighted average ownership percentage for the applicable period. Consolidated statements of equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.
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
As of December 31, 2014, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
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
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. The Company’s deferred tax assets balance consists primarily of state net operating loss carryforwards (see Note 9).
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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2014, 2013 and 2012, comprehensive income was $209,631, $102,630 and $63,818, respectively. As of December 31, 2014 and 2013, the Company’s accumulated other comprehensive income was $748 and $4,603, respectively.
Notes Receivable
Notes receivable are carried at cost, net of any premiums or discounts which are recognized as an adjustment of yield over the remaining life of the note using the effective interest method. Interest income is recorded on the accrual basis consistent with the terms of the notes receivable. A note is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest contractually due. Interest previously accrued but not collected becomes part of the Company’s recorded investment in the note receivable for purposes of assessing impairment. The Company applies interest payments received on non-accrual notes receivable first to accrued interest and then as interest income. Notes receivable return to accrual status when contractually current and the collection of future payments is reasonably assured.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends GAAP to require reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This pronouncement will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. The Company adopted this accounting pronouncement effective January 1, 2014.
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
Reclassification
Certain amounts in the 2012 and 2013 financial statements have been reclassified to conform with the 2014 presentation.

3.	Investment in Properties
Investment in hotel properties as of December 31, 2014 and 2013 consists of the following:

	December 31, 2014	December 31, 2013
Land	$601,962	$602,697
Buildings and improvements	3,295,233	3,191,286
Furniture, fixtures and equipment	596,879	557,090
Investment in hotel properties, gross	4,494,074	4,351,073
Accumulated depreciation	(1,065,518)	(967,885)
Investment in hotel properties, net	$3,428,556	$3,383,188
As of December 31, 2014 and 2013, buildings and improvements included capital lease assets of $186,711 and accumulated depreciation included amounts related to capital lease assets of $15,513 and $10,104, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.
The December 31, 2014 balance of investment in hotel properties excludes $35,613 classified as property under development primarily at Hotel Chicago, Hotel Monaco San Francisco, Hyatt Boston Harbor, Sofitel Washington, DC Lafayette Square, Villa Florence, Westin Michigan Avenue and Westin Philadelphia. The December 31, 2013 balance of investment in hotel properties excludes $15,394 classified as property under development primarily at Hotel George, Hotel Chicago, Hilton Alexandria Old Town, Onyx Hotel, The Donovan and Park Central Hotel.
Interest, real estate taxes and insurance costs incurred during the renovation or development period are capitalized and depreciated over the lives of the renovated or developed assets. Capitalized interest for the years ended December 31, 2014, 2013 and 2012 was $400, $649 and $370, respectively.

The hotels owned as of December 31, 2014 are located in California (18), the District of Columbia (nine), Florida (one), Indiana (one), Illinois (two), Massachusetts (four), New York (four), Oregon (one), Pennsylvania (two), Virginia (one) and Washington state (two).
Investment in Joint Venture
On December 28, 2012, the Company, through a joint venture in which the Company holds a 99.99% controlling interest, acquired a majority ownership interest in The Liberty Hotel, a 298-room full-service, luxury hotel located in Boston, MA (see “Acquisitions” below). Since the Company holds a controlling interest, the accounts of the joint venture have been included in the accompanying consolidated financial statements. The 0.01% interest of the outside partner is included in noncontrolling interests in consolidated entities in the accompanying consolidated balance sheets.
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

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the year ended December 31, 2012
Hotel Palomar, Washington, DC	March 8, 2012	335	Washington, DC	$143,839	Kimpton Hotel & Restaurant Group, LLC	$3,594
L’Auberge Del Mar	December 6, 2012	120	Del Mar, CA	76,860	Destination Hotels & Resorts	157
The Liberty Hotel	December 28, 2012	298	Boston, MA	170,000	HEI Hotels & Resorts	277
Total for 2012 Acquisitions				$390,699		$4,028
Viceroy Santa Monica (1)						100
Mezzanine loan (2)						370
Total						$4,498

(1) In connection with the acquisition of Viceroy Santa Monica on March 6, 2011, the Company incurred acquisition costs during the year ended December 31, 2012 related to the finalization of acquisition transactions.
(2) See “Note Receivable” below.
Total revenues and net income from the hotels acquired during 2012 of $26,647 and $2,368, respectively, are included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2012.
During 2013, the Company acquired 100% interests in four full-service hotels, each of which is leased to LHL. The Company recorded the acquisitions at fair value using model-derived valuations, with the estimated fair value recorded to investment in hotel properties, capital lease obligations and hotel working capital assets and liabilities. In connection with the acquisitions, the Company incurred acquisition transaction costs that were expensed as incurred. The following is a summary of the acquisitions:

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the year ended December 31, 2013
Harbor Court Hotel	August 1, 2013	131	San Francisco, CA	$36,875	Kimpton Hotel & Restaurant Group, LLC	$578
Hotel Triton	August 1, 2013	140	San Francisco, CA	10,900	Kimpton Hotel & Restaurant Group, LLC	115
Serrano Hotel	August 21, 2013	236	San Francisco, CA	71,500	Kimpton Hotel & Restaurant Group, LLC (1)	1,010
Southernmost Hotel Collection	August 27, 2013	260	Key West, FL	184,500	Highgate Hotels	943
Total				$303,775		$2,646
(1) Effective January 29, 2014, management transitioned to Access Hotels & Resorts.
Harbor Court Hotel and Hotel Triton are subject to leases of land and building, which were determined to be capital leases (see Note 5). Accordingly, at acquisition, the Company recorded capital assets related to its leasehold interests of $54,563 and

$37,253 for Harbor Court Hotel and Hotel Triton, respectively, based upon the estimated fair values of the rights to use the leased properties for the remaining terms. The capital assets are included within investment in hotel properties, net, in the accompanying consolidated balance sheets as of December 31, 2013. Additionally, the Company recorded furniture, fixtures and equipment and inventory of $736 and $1,399 for Harbor Court Hotel and Hotel Triton, respectively, as part of the acquisitions.
The source of the funding for the 2013 acquisitions was borrowings under the Company’s senior unsecured credit facility. Total revenues and net income from the hotels acquired during 2013 of $26,591 and $2,683, respectively, are included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2013.
During 2014, the Company acquired 100% interests in two full-service hotels, each of which is leased to LHL. The Company recorded the acquisitions at fair value using model-derived valuations, with the estimated fair value recorded to investment in hotel properties and hotel working capital assets and liabilities. In connection with the acquisitions, the Company incurred acquisition transaction costs that were expensed as incurred. The following is a summary of the acquisitions:

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the year ended December 31, 2014
Hotel Vitale	April 2, 2014	200	San Francisco, CA	$130,000	Commune Hotels and Resorts	$1,864
The Heathman Hotel	December 18, 2014	150	Portland, OR	64,325	JRK Hotel Group, Inc.	328
Total for 2014 Acquisitions				$194,325		$2,192
Land purchase (adjacent to Onyx Hotel)						64
Park Central San Francisco (1)						123
Total						$2,379
(1) On January 23, 2015, the Company acquired The Westin Market Street in San Francisco, CA and renamed the hotel, Park
Central San Francisco (see Note 13).
The source of the funding for the April 2, 2014 acquisition was borrowings under the Company’s senior unsecured credit facility. The source of funding for the December 18, 2014 acquisition was cash on hand. Total revenues and net income from the hotels acquired during 2014 of $27,988 and $2,018, respectively, are included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2014.
On April 30, 2014, the Company acquired a parcel of land located adjacent to the Company’s Onyx Hotel in Boston, MA for $2,500. The land is available for future use.
Dispositions
Effective January 1, 2014, the Company adopted ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (see Note 2). As a result, operations of hotels sold subsequent to December 31, 2013 generally will continue to be reported in continuing operations, while gains (losses) on sale will be included in gain on sale of property, after continuing operations.
On June 17, 2014, the Company sold the Hilton Alexandria Old Town for $93,380. This sale does not represent a strategic shift in the Company’s business plan or primary markets, and therefore, does not qualify as discontinued operations. The Company recognized a gain of $43,548 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2014. The sale of the property was recorded on the full accrual method.
On September 10, 2014, the Company sold the Hotel Viking for $77,000. This sale does not represent a strategic shift in the Company’s business plan or primary markets, and therefore, does not qualify as discontinued operations. The Company recognized a gain of $49,657 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2014. The sale of the property was recorded on the full accrual method. In conjunction with the sale of Hotel Viking, the Company executed a reverse 1031 exchange with Hotel Vitale, which was purchased on April 2, 2014. The reverse 1031 exchange has no effect on the Company’s GAAP financial reporting and does not have a material impact on the Company’s tax positions and expected tax expense.
Note Receivable
On July 13, 2012, the Company acquired a performing mezzanine loan secured by pledges of ownership interests of the entities that own the underlying hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The Company

acquired the note at a discount of $4,584 for a total purchase price of $67,416 before closing costs. The loan bears interest at 9.76% with interest-only payments to be received monthly through the maturity date of May 11, 2014. The mezzanine loan is subordinate to a $310,000 first mortgage loan secured by the properties that also matures on May 11, 2014. In connection with the acquisition of the mezzanine loan, the Company incurred acquisition transaction costs of $370 during the year ended December 31, 2012, which expenses are included in the 2012 table above. On February 10, 2014, the Company received $72,000 in early repayment of the mezzanine loan. The proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility.
Condensed Pro Forma Financial Information (Unaudited)
The results of operations of acquired properties are included in the consolidated statements of operations and comprehensive income beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the above described 2013 acquisitions had been consummated on January 1, 2012, the beginning of the reporting period prior to acquisition. In addition, for purposes of the unaudited condensed pro forma financial information only, the May 24, 2013 through May 31, 2013 issuance of 721,706 common shares of beneficial interest and the October 25, 2013 issuance of 7,705,000 common shares of beneficial interest are presented as if the issuances had occurred as of January 1, 2012. No adjustments have been made to the unaudited condensed pro forma financial information presented below for the 2013 preferred share issuance and redemption, since those transactions have no relation to the acquisitions. The unaudited condensed pro forma financial information is for comparative purposes only and not necessarily indicative of what actual results of operations of the Company would have been had the 2013 acquisitions been consummated on January 1, 2012, nor does it purport to represent the results of operations for future periods.
The unaudited condensed pro forma financial information for the year ended December 31, 2013 is as follows:

Year Ended December 31, 2013

Total revenues	$1,023,017
Net income	$95,881
Net income attributable to common shareholders	$76,610
Earnings per common share - basic	$0.74
Earnings per common share - diluted	$0.73
Weighted average number of common shares outstanding:
Basic	103,594,955
Diluted	103,782,142

4.	Long-Term Debt
Debt Summary
Debt as of December 31, 2014 and 2013 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	December 31, 2014	December 31, 2013
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$0	$220,000
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	606
Total borrowings under credit facilities			0	220,606
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Hotel Deca	6.28%	August 2014 (e)	0	8,809
Westin Copley Place	5.28%	September 2015 (f)	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	133,347	135,315
Indianapolis Marriott Downtown	5.99%	July 2016	97,528	98,875
The Roger	6.31%	August 2016	60,215	61,416
Mortgage loans at stated value			501,090	514,415
Unamortized loan premium (g)			0	41
Total mortgage loans			501,090	514,456
Total debt			$1,021,090	$1,255,062

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at December 31, 2014. As of December 31, 2013, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $220,000 was 1.92%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at December 31, 2014. As of December 31, 2013, the rate, including the applicable margin, for LHL’s outstanding LIBOR borrowings of $606 was 1.92%. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates at December 31, 2014 of 3.62% and 2.38%, respectively, and at December 31, 2013 of 3.62% and 2.43%, respectively, at the Company’s current leverage ratio (as defined in the agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association (“U.S. Bank”), effective September 30, 2014, that expire in September 2016, which replaced similar letters of credit held by the Royal Bank of Scotland. The letters of credit have two one-year extension options and are secured by the Hyatt Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2014 were 0.13% and 0.03% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2013 were 0.70% and 0.40% for the $5,400 and $37,100 bonds, respectively. The Company also incurred an annual letter of credit fee based on an applicable margin as defined in the Company’s senior unsecured credit agreement through September 29, 2014. Effective September 30, 2014, the Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loan on May 1, 2014 through borrowings on its senior unsecured credit facility.

(f)	The Company intends to repay the mortgage loan upon maturity through either borrowings on its credit facilities, placement of corporate-level debt or proceeds from a property-level mortgage financing.

(g)	Mortgage debt includes an unamortized loan premium on the mortgage loan on Hotel Deca of $41 as of December 31, 2013.
Future scheduled debt principal payments as of December 31, 2014 are as follows:

2015	$214,796
2016	286,294
2017	0
2018	42,500
2019	477,500
Total debt	$1,021,090
A summary of the Company’s interest expense and weighted average interest rates for variable rate debt for the years ended December 31, 2014, 2013 and 2012 is as follows:

	For the year ended December 31,
	2014	2013	2012
Interest Expense:
Interest incurred	$54,859	$55,912	$51,351
Amortization of deferred financing costs	2,169	2,253	1,915
Capitalized interest	(400)	(649)	(370)
Interest expense	$56,628	$57,516	$52,896

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	1.9%	2.1%	2.2%
LHL unsecured credit facility	1.9%	2.0%	2.1%
Massport Bonds	0.4%	0.2%	0.3%
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
The Company’s senior unsecured credit facility and LHL’s unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Term Loans
On May 16, 2012, the Company entered into a $177,500 unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at December 31, 2014, for the full seven-year term (see “Derivative and Hedging Activities” below).
On January 8, 2014, the Company refinanced its $300,000 unsecured term loan (the “Second Term Loan”). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500,000. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at December 31, 2014, through August 2, 2017 (see “Derivative and Hedging Activities” below).
The Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the First Term Loan’s full seven-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at December 31, 2014. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at December 31, 2014. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following table presents the effect of derivative instruments on the Company’s accompanying consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the years ended December 31, 2014, 2013 and 2012:

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments			Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income

	(Effective Portion)			(Effective Portion)	(Effective Portion)
	For the year ended				For the year ended
	December 31,				December 31,
	2014	2013	2012		2014	2013	2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	$544	$8,127	$(9,833)	Interest expense	$(4,410)	$4,248	$2,074
During the years ended December 31, 2014, 2013 and 2012, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of December 31, 2014 and 2013, there was $750 and $4,616 in cumulative unrealized gain, respectively, of which $748 and $4,603 was included in AOCI, respectively, and $2 and $13 was attributable to noncontrolling interests, respectively. The Company expects that approximately $4,399 will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of December 31, 2014.
Bonds Payable
The Company is the obligor with respect to a $37,100 tax-exempt special project revenue bond and a $5,400 taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at the Company’s option, without penalty. The Massport Bonds are secured by letters of credit issued by U.S. Bank, effective September 30, 2014, that expire on September 30, 2016, which replaced similar letters of credit held by the Royal Bank of Scotland. The letters of credit have two one-year extension options that the Company may exercise at its option, subject to certain terms and conditions. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The Company incurred an annual letter of credit fee of a variable rate based on an applicable margin as defined in the Company’s senior unsecured credit agreement through September 29, 2014, which is included in interest expense. Effective September 30, 2014, the Company incurs an annual letter of credit fee of 1.35%. The letters of credit are secured by the Hyatt Harbor Boston. If U.S. Bank fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay off the bonds.
Extinguishment of Debt
As discussed above, the Company refinanced its senior unsecured credit facility and Second Term Loan and LHL refinanced its unsecured revolving credit facility on January 8, 2014. The refinancing arrangements for the senior unsecured credit facility and Second Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of $2,487, which is included in the accompanying consolidated statements of operations and comprehensive income. The loss from extinguishment of debt represents a portion of the unamortized deferred financing costs incurred when the original agreements were executed.
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
The mortgage loans contain debt service coverage ratio tests related to the mortgaged properties. If the debt service coverage ratio for a specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel may automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows may be directed to the lender (“cash trap”) until such time as the property again complies with the specified debt service coverage ratio or the mortgage is paid off.
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
As of December 31, 2014, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
Eight of the Company’s hotels, San Diego Paradise Point Resort and Spa, Hyatt Boston Harbor, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar, Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale, are subject to ground leases under non-cancelable operating leases expiring from March 2026 to December 1, 2102. Additionally, the restaurant facility for Southernmost Hotel Collection is subject to a ground lease, which expires in April 2019, but the Company can begin negotiating a renewal one year in advance of the lease expiration. The ground lease at Hyatt Boston Harbor expires in March 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease which expires in December 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year. The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $1,820, $1,305 and $454 for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in total ground rent expense below.
The Roger, Harbor Court Hotel and Hotel Triton are subject to capital leases of land and building which expire in December 2044, April 2048 and January 2048, respectively. At acquisition, the estimated fair value of the remaining rent payments of $4,892, $18,424 and $27,752, respectively, were recorded as capital lease obligations. These obligations, net of amortization, are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
Total ground rent expense for the years ended December 31, 2014, 2013 and 2012 was $14,667, $11,117 and $8,588, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
Future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2015	$11,552
2016	11,775
2017	12,044
2018	12,231
2019	12,206
Thereafter	525,155
$584,963
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of December 31, 2014, $14,197 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At December 31, 2014, the Company held $21,570 in restricted cash reserves. Included in such amounts are (i) $14,197 of reserve funds for future capital expenditures, (ii) $5,295 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $2,078 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
Common Shares of Beneficial Interest
On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized common shares of beneficial interest from 100,000,000 to 200,000,000. Accordingly, at December 31, 2014 and 2013, there were 200,000,000 authorized common shares.
On January 1, 2013, the Company issued 10,332 common shares of beneficial interest and authorized an additional 7,921 deferred shares to the independent members of its Board of Trustees for their earned 2012 compensation pursuant to award arrangements existing on or before January 1, 2012. These common shares of beneficial interest were issued under the 2009 Plan.
On January 30, 2013, the Company issued 81,400 nonvested shares with service conditions to the Company’s executives and employees. The nonvested shares vest in three annual installments, starting January 1, 2014, subject to continued employment. These common shares of beneficial interest were issued under the 2009 Plan.
On February 20, 2013, the Company entered into an equity distribution agreement (the “2013 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250,000. The offering of the Company’s common shares of beneficial interest under the 2013 Agreement will terminate upon the earlier of (i) the sale of common shares having an aggregate offering price of $250,000 or (ii) the termination of the 2013 Agreement by the Manager or Company. The 2013 Agreement replaced the equity distribution agreement the Company entered into on March 4, 2011. During the year ended December 31, 2013, the Company incurred offering costs of $197 related to executing and maintaining the 2013 Agreement.
From May 24, 2013 through May 31, 2013, the Company sold 721,706 common shares of beneficial interest, par value $0.01 per share, under the 2013 Agreement. After deducting the Manager’s discounts and commissions of $250, the Company raised net proceeds of $19,693. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility, and for general corporate purposes. As of December 31, 2014, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230,057. The Company did not sell any common shares of beneficial interest under the 2013 Agreement in 2014.
On October 25, 2013, the Company completed an underwritten public offering of 7,705,000 common shares of beneficial interest, par value $0.01 per share, including the full exercise of the underwriters’ option to purchase additional shares. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of $228,387. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility and for general corporate purposes.
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
On December 12, 2014, the Company issued 16,257 nonvested shares with service conditions to the Company’s employees. The nonvested shares will vest in three annual installments starting January 1, 2016, subject to continued employment. These common shares of beneficial interest were issued under the 2014 Plan.

On December 12, 2014, the Company completed an underwritten public offering of 7,600,000 common shares of beneficial interest, par value $0.01 per share. On December 24, 2014, an additional 1,140,000 common shares of beneficial interest were issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of $348,514. The net proceeds were used to fund the acquisition of The Heathman Hotel on December 18, 2014, to initially pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility and to fund a portion of the acquisition of The Westin Market Street in San Francisco, CA (renamed Park Central San Francisco) on January 23, 2015 (see Note 13).
Common Dividends
The Company paid the following dividends on common shares/units during the year ended December 31, 2014:

Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Payable Date
$0.28	December 31, 2013	December 31, 2013	January 15, 2014
$0.28	March 31, 2014	March 31, 2014	April 15, 2014
$0.38	June 30, 2014	June 30, 2014	July 15, 2014
$0.38	September 30, 2014	September 30, 2014	October 15, 2014
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
Treasury Shares
Treasury shares are accounted for under the cost method. During the year ended December 31, 2014, the Company received 91,394 common shares of beneficial interest related to employees surrendering shares to pay taxes at the time nonvested shares vested and forfeiting nonvested shares upon resignation.
On August 29, 2011, the Company’s Board of Trustees authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of December 31, 2014, the Company had availability under the Repurchase Program to acquire up to $75,498 of common shares of beneficial interest. However, the Company is not currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares. If authorized by its Board of Trustees, the Company may resume using the Repurchase Program on a future date.
During the year ended December 31, 2014, the Company re-issued 87,876 treasury shares related to the grants of nonvested shares.
At December 31, 2014, there were 4,028 common shares of beneficial interest in treasury.
Preferred Shares
On April 19, 2007, the common shareholders approved an amendment to the Company’s Amended and Restated Declaration of Trust increasing the number of authorized preferred shares of beneficial interest from 20,000,000 to 40,000,000. Accordingly, at December 31, 2014 and 2013, there were 40,000,000 authorized preferred shares.
On March 4, 2013, the Company issued 4,000,000 6 ⅜% Series I Cumulative Redeemable Preferred Shares ($0.01 par value) (“Series I Preferred Shares”) at a price of $25.00 per share and received net proceeds, after deducting underwriting discounts and other offering costs, of $96,667. On March 12, 2013, the underwriters exercised their rights to cover overallotments and purchased 400,000 additional Series I Preferred Shares, resulting in additional net proceeds to the Company of $9,685. The net proceeds were used to redeem a portion of the Company’s 7 ¼% Series G Cumulative Redeemable Preferred Shares (“Series G Preferred Shares”) on April 5, 2013, to pay down amounts outstanding under the Company’s senior unsecured credit facility and for general corporate purposes.
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
On July 3, 2014, the Company redeemed the remaining 2,348,888 Series G Preferred Shares for $58,722 ($25.00 per share) plus accrued and unpaid dividends through the redemption date, July 3, 2014, of $1,100. The redemption value of the Series G Preferred Shares exceeded their carrying value by $951, which is included in the determination of net income attributable to common shareholders for the year ended December 31, 2014. The $951 represents the offering costs related to the redeemed Series G Preferred Shares.
The following Preferred Shares were outstanding as of December 31, 2014:

Security Type	Number of Shares
7 ½% Series H Preferred Shares	2,750,000
6 ⅜% Series I Preferred Shares	4,400,000
The 7 ½% Series H Cumulative Redeemable Preferred Shares (“Series H Preferred Shares”) and the Series I Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods and, with respect to the Series H Preferred Shares, for the current dividend period. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares.
The Company may not optionally redeem the Series H Preferred Shares and Series I Preferred Shares prior to January 24, 2016 and March 4, 2018, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Series H Preferred Shares and Series I Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. In addition, upon the occurrence of a change of control (as defined in the Company’s charter), the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT LLC or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions to and including the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of Series H Preferred Shares and Series I Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a cap of 4,680,500 common shares and 8,835,200 commons shares, respectively.
Preferred Dividends
The Company paid the following dividends on preferred shares during the year ended December 31, 2014:

	Dividend per		For the
Security Type	Share (1)		Quarter Ended	Record Date	Payable Date
7 ¼% Series G	$0.45		December 31, 2013	January 1, 2014	January 15, 2014
7 ½% Series H	$0.47		December 31, 2013	January 1, 2014	January 15, 2014
6 ⅜% Series I	$0.40		December 31, 2013	January 1, 2014	January 15, 2014
7 ¼% Series G	$0.45		March 31, 2014	April 1, 2014	April 15, 2014
7 ½% Series H	$0.47		March 31, 2014	April 1, 2014	April 15, 2014
6 ⅜% Series I	$0.40		March 31, 2014	April 1, 2014	April 15, 2014
7 ¼% Series G	$0.47	(2)	June 30, 2014	July 1, 2014	July 3, 2014
7 ½% Series H	$0.47		June 30, 2014	July 1, 2014	July 15, 2014
6 ⅜% Series I	$0.40		June 30, 2014	July 1, 2014	July 15, 2014
7 ½% Series H	$0.47		September 30, 2014	October 1, 2014	October 15, 2014
6 ⅜% Series I	$0.40		September 30, 2014	October 1, 2014	October 15, 2014

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.

(2)	Final dividend is through redemption date.
Noncontrolling Interests of Common Units in Operating Partnership
As of December 31, 2014, the Operating Partnership had 296,300 common units of limited partnership interest outstanding, representing a 0.3% partnership interest held by the limited partners. As of December 31, 2014, approximately $11,991 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating

Partnership if the partnership were terminated. The approximate value of $11,991 is based on the Company’s closing common share price of $40.47 on December 31, 2014, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain restrictions, the outstanding common units of limited partnership are redeemable for cash, or at the Company’s option, for a like number of common shares of beneficial interest of the Company.
The following schedule presents the effects of changes in the Company’s ownership interest in the Operating Partnership on the Company’s equity:

	For the year ended December 31,
	2014	2013	2012
Net income attributable to common shareholders	$197,561	$70,984	$45,146
Decrease in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	(397)	(213)	(872)
Change from net income attributable to common shareholders and adjustments to noncontrolling interests	$197,164	$70,771	$44,274

7.	Equity Incentive Plan
The common shareholders approved the 2014 Plan at the 2014 Annual Meeting held on May 7, 2014, which permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At December 31, 2014, there were 2,881,272 common shares available for future grant under the 2014 Plan. Upon the approval of the 2014 Plan by the common shareholders on May 7, 2014, the 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
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
A summary of the Company’s nonvested shares with service conditions as of December 31, 2014 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2014	333,417	$29.11
Granted	93,821	33.23
Vested	(167,108)	28.53
Forfeited	(3,751)	29.19
Nonvested at December 31, 2014 (1)	256,379	$31.00

(1)	Amount excludes 29,276 share awards with market conditions which were earned but nonvested due to a service condition as of December 31, 2014.
As of December 31, 2014 and 2013, there were $5,113 and $5,160, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of December 31, 2014 and 2013, these costs were expected to be recognized over a weighted–average period of 1.9 and 2.3 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the years ended December 31, 2014, 2013 and 2012 was $5,602, $8 and $5,267, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $3,055, $2,959 and $3,090 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
With respect to the remaining 50,000 shares with a performance measurement period ending on July 1, 2017, the fair value of these shares was estimated on July 1, 2014, the beginning of the performance measurement period.
On January 24 and January 26, 2011, the Company’s Board of Trustees granted a target of 8,925 and 35,920 nonvested share awards with market conditions to executives, respectively. On January 1, 2014, the executives earned 79.5% of the target number of shares, or 35,652 shares. The shares representing the difference between 79.5% and 100% of the target, or 9,193 shares, were forfeited on January 1, 2014. Of the earned shares, 11,885 shares vested immediately on January 1, 2014 and the remaining 23,767 shares will vest in equal amounts on January 1, 2015 and January 1, 2016 based on continued employment. The executives received cash payments of $75 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2010 until the determination date, January 1, 2014. As of January 1, 2014, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
On January 26, 2012, the Company’s Board of Trustees granted a target of 79,823 nonvested share awards with market conditions to executives. The actual amounts of the shares awarded will be determined on January 1, 2015, based on the performance measurement period of January 1, 2012 through December 31, 2014, in accordance with the terms of the award agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the award agreements, and none of the shares are outstanding until issued in accordance with the award agreements. After the actual amounts of the shares awarded are determined (or earned) on January 1, 2015, the earned shares will be issued and outstanding with a portion subject to further vesting based on continued employment. The executives will receive cash payments on the earned shares, including those subject to further vesting, equal to the value of all dividends paid on common shares from December 31, 2011 until the determination date, January 1, 2015. Such amounts will be paid to the executives on or about January 1, 2015 (see Note 13). Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
On January 30, 2013, the Company’s Board of Trustees granted a target of 80,559 nonvested share awards with either market or performance conditions to executives (the “January 30, 2013 Awards”). The actual amounts of the shares awarded with respect to 40,280 of the 80,559 shares will be determined on January 1, 2016, based on the performance measurement period of January 1, 2013 through December 31, 2015, in accordance with the terms of the award agreements. The actual amounts of the shares awarded with respect to the remaining 40,279 of the 80,559 shares will be determined on July 1, 2016, based on the performance measurement period of July 1, 2013 through June 30, 2016, in accordance with the terms of the award agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the award agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2016 and July 1, 2016, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 40,280 shares, amortization commenced on January 30, 2013, the beginning of the requisite service period, and, with respect to 40,279 shares, amortization commenced on July 1, 2013, the beginning of the requisite service period.
On March 20, 2014, the Company’s Board of Trustees granted a target of 71,967 nonvested share awards with either market or performance conditions to executives (the “March 20, 2014 Awards”). The actual amounts of the shares awarded with respect to 35,983 of the 71,967 shares will be determined on January 1, 2017, based on the performance measurement period of January 1, 2014 through December 31, 2016, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 35,984 of the 71,967 shares will be determined on July 1, 2017, based on the performance measurement period of July 1, 2014 through June 30, 2017, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2017 and July 1, 2017, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 35,983 shares, amortization commenced on March 20, 2014, the beginning of the requisite service period, and, with respect to 35,984 shares, amortization commenced on July 1, 2014, the beginning of the requisite service period.
The grant date fair values of the above described nonvested share awards with market conditions were determined by the Company using data under the Monte Carlo valuation method provided by a third-party consultant. The terms stipulated in the award agreements used to determine the total amount of the shares awarded for all awards granted prior to 2013 consist of the following three tranches: (1) a comparison of the Company’s “total return” (the increase in the market price of a Company’s common shares plus dividends declared thereon and assuming such dividends are reinvested as calculated by the FTSE NAREIT Equity Index) to the total return of the companies in the FTSE NAREIT Equity Index, (2) a comparison of the Company’s total return to the total returns’ of six companies in a designated peer group of the Company and (3) the Company’s actual performance as compared to a Board-established total return goal.
For the January 30, 2013 Awards and the March 20, 2014 Awards, the nonvested awards consist of three tranches in each performance measurement period described above. Two of the tranches in the award agreements are nonvested share awards with market conditions, consistent with tranches described in (2) and (3) above, and were valued on the grant date via the methodology described above using a third-party consultant. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. The grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis. As of December 31, 2014, a change in the Company’s estimate of probable outcome occurred for all the award tranches with performance conditions as the return on invested capital measurement assumptions (see below) was revised from 100% to 200% resulting in a cumulative adjustment to compensation cost.
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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
May 31, 2008 Awards (performance period starting July 1, 2014)
Target amounts	33.30%	0.90%	N/A	N/A	$32.57	20.00%
NAREIT index	33.30%	0.90%	N/A	1.356	$39.26	40.00%
Peer companies	33.30%	0.90%	N/A	0.908	$38.15	40.00%
March 20, 2014 Awards (performance period starting January 1, 2014)
Target amounts	33.70%	0.90%	N/A	N/A	$31.94	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$31.82	33.30%
Peer companies	33.70%	0.90%	N/A	0.938	$31.02	33.30%
March 20, 2014 Awards (performance period starting July 1, 2014)
Target amounts	33.70%	0.90%	N/A	N/A	$31.23	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$31.82	33.30%
Peer companies	33.70%	0.90%	N/A	0.938	$34.53	33.30%
January 30, 2013 Awards (performance period starting January 1, 2013)
Target amounts	38.70%	0.42%	N/A	N/A	$29.38	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$27.20	33.30%
Peer companies	38.70%	0.42%	N/A	0.864	$30.51	33.30%
January 30, 2013 Awards (performance period starting July 1, 2013)
Target amounts	38.70%	0.42%	N/A	N/A	$27.70	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$27.20	33.30%
Peer companies	38.70%	0.42%	N/A	0.864	$31.34	33.30%
January 26, 2012 Awards
Target amounts	65.30%	0.31%	N/A	N/A	$36.22	33.40%
NAREIT index	65.30%	0.31%	N/A	1.370	$35.25	33.30%
Peer companies	65.30%	0.31%	N/A	0.911	$35.33	33.30%
May 31, 2008 Awards (performance period starting July 1, 2011)
Target amounts	83.30%	0.85%	N/A	N/A	$37.64	20.00%
NAREIT index	83.30%	0.85%	N/A	1.318	$36.27	40.00%
Peer companies	83.30%	0.85%	N/A	0.892	$38.79	40.00%
January 24 and 26, 2011 Awards
Target amounts	84.30%	1.05%	N/A	N/A	$40.43	33.40%
NAREIT index	84.30%	1.05%	N/A	1.300	$38.85	33.30%
Peer companies	84.30%	1.05%	N/A	0.898	$41.24	33.30%
May 31, 2008 Awards (performance period starting July 1, 2008)
Target amounts	30.80%	2.90%	N/A	N/A	$24.81	20.00%
NAREIT index	30.80%	2.90%	N/A	1.152	$27.61	40.00%
Peer companies	30.80%	2.90%	N/A	1.022	$28.00	40.00%

A summary of the Company’s restricted share awards with either market or performance conditions as of December 31, 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2014	289,545	$33.02
Granted (1)	131,745	34.52
Vested	(100,472)	32.46
Forfeited	(9,193)	40.17
Nonvested at December 31, 2014	311,625	$33.62

(1)	Amount includes 50,000 shares from a May 2008 award agreement, for which fair value was determined at the beginning of the performance measurement period on July 1, 2014.
As of December 31, 2014 and 2013, there were $6,637 and $5,260, respectively, of total unrecognized compensation costs related to restricted share awards with market or performance conditions. As of December 31, 2014 and 2013, these costs were expected to be recognized over a weighted–average period of 2.0 and 2.2 years, respectively. As of December 31, 2014 and 2013, there were 254,415 and 153,943 share awards with market or performance conditions vested, respectively. Additionally, there were 29,276 and 34,318 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of December 31, 2014 and 2013, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $3,567, $2,681 and $2,006 for the years ended December 31, 2014, 2013 and 2012, respectively.
Board of Trustees’ Compensation
The Company issues common shares of beneficial interest to the independent members of the Board of Trustees for at least half of their compensation in lieu of cash. The Trustees may elect to receive the remaining half in cash or additional common shares. All or a portion of the shares issued may be deferred. The Company issued an aggregate of 15,865, 20,012 and 18,253 shares, including 4,183, 6,064 and 7,921 deferred shares, related to the Trustees’ compensation for the years 2014, 2013 and 2012, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the year ended December 31,
	2014	2013	2012
General and administrative	$87,210	$76,699	$67,465
Sales and marketing	61,249	55,752	49,803
Repairs and maintenance	37,169	33,741	30,753
Management and incentive fees	36,463	32,850	29,301
Utilities and insurance	32,296	29,077	26,465
Franchise fees	8,346	7,601	6,606
Other expenses	1,775	1,666	1,608
Total other indirect expenses	$264,508	$237,386	$212,001

As of December 31, 2014, LHL leased all 45 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Monaco San Francisco	San Francisco, CA
9.	Hotel Triton	San Francisco, CA
10.	Hotel Vitale	San Francisco, CA
11.	Serrano Hotel	San Francisco, CA
12.	Villa Florence	San Francisco, CA
13.	Chaminade Resort and Conference Center	Santa Cruz, CA
14.	Viceroy Santa Monica	Santa Monica, CA
15.	Chamberlain West Hollywood	West Hollywood, CA
16.	Le Montrose Suite Hotel	West Hollywood, CA
17.	Le Parc Suite Hotel	West Hollywood, CA
18.	The Grafton on Sunset	West Hollywood, CA
19.	The Donovan	Washington, D.C.
20.	Hotel George	Washington, D.C.
21.	Hotel Helix	Washington, D.C.
22.	Hotel Madera	Washington, D.C.
23.	Hotel Palomar, Washington, DC	Washington, D.C.
24.	Hotel Rouge	Washington, D.C.
25.	Sofitel Washington, DC Lafayette Square	Washington, D.C.
26.	The Liaison Capitol Hill	Washington, D.C.
27.	Topaz Hotel	Washington, D.C.
28.	Southernmost Hotel Collection	Key West, FL
29.	Hotel Chicago	Chicago, IL
30.	Westin Michigan Avenue	Chicago, IL
31.	Indianapolis Marriott Downtown	Indianapolis, IN
32.	Hyatt Boston Harbor	Boston, MA
33.	Onyx Hotel	Boston, MA
34.	The Liberty Hotel	Boston, MA
35.	Westin Copley Place	Boston, MA
36.	Gild Hall	New York, NY
37.	The Roger	New York, NY
38.	Park Central Hotel (shared lease with WestHouse Hotel New York)	New York, NY
39.	WestHouse Hotel New York	New York, NY
40.	The Heathman Hotel	Portland, OR
41.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
42.	Westin Philadelphia	Philadelphia, PA
43.	Lansdowne Resort	Lansdowne,VA
44.	Alexis Hotel	Seattle, WA
45.	Hotel Deca	Seattle, WA

9.	Income Taxes
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

The following characterizes distributions paid per common share of beneficial interest and preferred share on a tax basis for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	$	%	$	%	$	%
Common shares of beneficial interest
Ordinary income	$1.1900	81.75%	$1.0305	100.00%	$0.6989	100.00%
Capital gain	0.2656	18.25%	0.0000	0.00%	0.0000	0.00%
	$1.4556	100.00%	$1.0305	100.00%	$0.6989	100.00%

Preferred shares (Series D)
Ordinary income	$0.0000	0.00%	$0.0000	0.00%	$1.2031	100.00%

Preferred shares (Series E)
Ordinary income	$0.0000	0.00%	$0.0000	0.00%	$1.2833	100.00%

Preferred shares (Series G)
Ordinary income	$0.0000	0.00%	$1.8125	100.00%	$1.8125	100.00%

Preferred shares (Series G redeemed) (1)
Ordinary income	$0.0000	0.00%	$0.9314	100.00%	$1.8125	100.00%

Preferred shares (Series G redeemed) (2)
Ordinary income	$1.1237	81.75%	$1.8125	100.00%	$1.8125	100.00%
Capital gain	0.2508	18.25%	0.0000	0.00%	0.0000	0.00%
	$1.3745	100.00%	$1.8125	100.00%	$1.8125	100.00%

Preferred shares (Series H)
Ordinary income	$1.5329	81.75%	$1.8750	100.00%	$1.8750	100.00%
Capital gain	0.3421	18.25%	0.0000	0.00%	0.0000	0.00%
	$1.8750	100.00%	$1.8750	100.00%	$1.8750	100.00%

Preferred shares (Series I)
Ordinary income	$1.3030	81.75%	$0.9784	100.00%	$0.0000	0.00%
Capital gain	0.2908	18.25%	0.0000	0.00%	0.0000	0.00%
	$1.5938	100.00%	$0.9784	100.00%	$0.0000	0.00%
(1) On April 5, 2013, the Company redeemed a portion of its Series G Preferred Shares (see Note 6).
(2) On July 3, 2014, the Company redeemed its remaining Series G Preferred Shares (see Note 6).
Income tax expense was comprised of the following for the years ended December 31, 2014, 2013 and 2012:

	For the year ended December 31,
	2014	2013	2012
LHL’s income tax expense (benefit)	$1,260	$(308)	$8,983
Operating Partnership’s income tax expense	1,046	778	79
Total income tax expense	$2,306	$470	$9,062

The components of LHL’s income tax expense (benefit) and income before income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 were as follows:

	For the year ended December 31,
	2014	2013	2012
LHL’s income tax expense (benefit):
Federal
Current	$912	$(50)	$3,325
Deferred	372	51	3,591
State & local
Current	297	(47)	1,694
Deferred	(321)	(262)	373
Total	$1,260	$(308)	$8,983

LHL’s income before income tax expense (benefit)	$3,559	$615	$21,089
LHL’s provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to LHL’s pretax income for the years ended December 31, 2014, 2013 and 2012 as a result of the following differences:

	For the year ended December 31,
	2014	2013	2012
“Expected” federal tax expense at statutory rate	$1,210	$209	$7,170
State income tax expense, net of federal income tax effect	302	50	1,801
Other, net	(252)	(567)	12
Income tax expense (benefit)	$1,260	$(308)	$8,983
LHL’s deferred tax assets (liabilities) as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Net operating loss carryforwards	$1,618	$1,297
Bad debt reserves	214	228
Golf membership deferred revenue	(256)	(28)
Other, net	(129)	0
Total deferred tax assets	$1,447	$1,497

During the year ended December 31, 2012, the Company exhausted its remaining federal net operating loss carryforwards. As of December 31, 2014, the Company had deferred tax assets of $1,447 primarily due to current and past years’ state tax net operating losses. These state loss carryforwards will generally expire in 2016 through 2034 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets related to state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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

	Year ended December 31,
	2014	2013	2012
Balance at beginning of year	$0	$0	$708
Reductions	0	0	(708)
Balance at end of year	$0	$0	$0
All of such amount, if recognized, would have impacted our reconciliation between the income tax expense calculated at the statutory federal income tax rate of 34% and the actual income tax expense recorded each year.
During the second quarter of 2012, the Company resolved its uncertain tax position as a result of a settlement with the applicable taxing authority. Accordingly, the Company has no material unrecognized income tax benefits as of December 31, 2014 and 2013. As of December 31, 2014, the tax years that remain subject to examination by major tax jurisdictions generally include 2010 through 2014.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		December 31, 2014		December 31, 2013
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$1,520	(1)	$4,616
Derivative interest rate instruments	Accounts payable and accrued expenses	$770	(2)	$0

(1)	Amount relates to interest rate swaps for the Second Term Loan.

(2)	Amount relates to interest rate swaps for the First Term Loan.
The fair value of each derivative instrument is based on a discounted cash flow analysis of the expected cash flows under each arrangement. This analysis reflects the contractual terms of the derivative instrument, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities, which are classified within level 2 of the fair value hierarchy. The Company also incorporates credit value adjustments to appropriately reflect each parties’ nonperformance risk in the fair value measurement, which utilizes level 3 inputs such as estimates of current credit spreads. However, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified within level 2 of the fair value hierarchy.
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$0	$0	$71,014	$71,014
Borrowings under credit facilities	$0	$0	$220,606	$220,957
Term loans	$477,500	$476,996	$477,500	$477,053
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$501,090	$510,250	$514,456	$522,788
The Company estimates the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using a weighted average effective interest rate of 2.9% and 3.1% as of December 31, 2014 and 2013, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s. As of December 31, 2013, the Company estimated that the fair value of its note receivable, which was repaid in full on February 10, 2014, approximated its carrying value due to the relatively short period until maturity.
At December 31, 2014 and 2013, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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

The computation of basic and diluted earnings per common share is as follows:

	For the year ended December 31,
	2014	2013	2012
Numerator:
Net income attributable to common shareholders	$197,561	$70,984	$45,146
Dividends paid on unvested restricted shares	(411)	(353)	(270)
Undistributed earnings attributable to unvested restricted shares	(138)	0	0
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$197,012	$70,631	$44,876
Denominator:
Weighted average number of common shares - basic	104,188,785	97,041,484	85,757,969
Effect of dilutive securities:
Compensation-related shares	357,110	187,187	139,305
Weighted average number of common shares - diluted	104,545,895	97,228,671	85,897,274
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1.89	$0.73	$0.52
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1.88	$0.73	$0.52

12.	Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2014	2013	2012
Interest paid, net of capitalized interest	$54,558	$55,754	$50,154
Interest capitalized	400	649	370
Income taxes paid, net	815	2,353	8,012
Increase in distributions payable on common shares	13,227	10,044	9,899
Decrease in distributions payable on preferred shares	(1,064)	(59)	(3,236)
Write-off of fully depreciated furniture, fixtures and equipment	582	7,888	0
Write-off of fully amortized deferred financing costs	273	203	162
(Decrease) increase in accrued capital expenditures	(994)	3,116	(242)
Grant of nonvested shares and awards to employees and executives, net	7,953	5,258	4,764
Issuance of common shares for Board of Trustees compensation	602	277	494
In conjunction with the sale of properties, the Company disposed of the following assets and liabilities:
Investment in properties, net of closing costs	$167,921	$0	$0
Other assets	1,397	0	0
Liabilities	(1,480)	0	0
Sale of properties	$167,838	$0	$0
In conjunction with the acquisition of properties, the Company assumed assets and liabilities and issued units as follows:
Investment in properties (after credits at closing)	$(194,198)	$(349,802)	$(390,076)
Other assets	(1,361)	(2,509)	(1,623)
Liabilities	4,448	50,176	5,084
Acquisition of properties	$(191,111)	$(302,135)	$(386,615)

13.	Subsequent Events
On January 1, 2015, the Company issued 11,682 common shares of beneficial interest and authorized an additional 4,183 deferred shares to the independent members of its Board of Trustees for their 2014 compensation. These common shares of beneficial interest were issued under the 2014 Plan. Additionally, the Company issued 9,757 common shares of beneficial interest, related to the resignation of a former Board of Trustees member, for the second of five payouts of his accumulated deferred shares granted as compensation for years 1999 through 2013. These common shares of beneficial interest were issued under the 2009 Plan.
On January 5, 2015, the Company issued 108,779 nonvested shares with service conditions to executives who earned 136.3% of their 79,823 target number of shares from the nonvested share awards with market conditions granted on January 26, 2012 (see Note 7). One-third of the shares earned, or 36,261 shares, vested immediately on January 1, 2015, and the remaining two-thirds of the shares earned, or 72,518 shares, will vest in equal amounts on January 1, 2016 and January 1, 2017 based on continued employment. The executives received a cash payment of $334 on the earned shares equal to the value of all dividends paid on common shares from January 1, 2012 until the determination date, January 1, 2015. As of January 1, 2015, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares. These common shares of beneficial interest were issued under the 2009 Plan.
On January 5, 2015, the Company received 41,300 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested.
The Company paid the following common and preferred share dividends subsequent to December 31, 2014:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share/Unit (1)	Ended	Date	Date
Common Shares/Units	$0.38	December 31, 2014	December 31, 2014	January 15, 2015
7 ½% Series H Preferred Shares	$0.47	December 31, 2014	January 1, 2015	January 15, 2015
6 ⅜% Series I Preferred Shares	$0.40	December 31, 2014	January 1, 2015	January 15, 2015

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
On January 23, 2015 the Company acquired a 100% leasehold interest in The Westin Market Street, which the Company renamed Park Central San Francisco, a 681-room urban, full-service hotel located in San Francisco, CA, for $350,000. As of December 31, 2014, a $25,000 deposit was held in escrow for the acquisition of the hotel. The sources of the funding for the acquisition were cash on hand and borrowings under the Company’s senior unsecured credit facility. The property is leased to LHL and Highgate Hotels manages the property. The Company has not yet finalized its determination of fair value of Park Central San Francisco as the Company is awaiting certain valuation-related information.

14.	Quarterly Operating Results (Unaudited)
The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2014 and 2013 (in thousands, except per share data) follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$220,653	$356,663	$357,661	$269,818
Total expenses	225,524	265,695	256,149	243,930
Net (loss) income	(4,871)	90,968	101,512	25,888
Net loss (income) attributable to noncontrolling interests	6	(274)	(297)	(87)
Distributions to preferred shareholders	(4,107)	(4,142)	(3,042)	(3,042)
Issuance costs of redeemed preferred shares	0	(942)	(9)	0
Net (loss) income attributable to common shareholders	$(8,972)	$85,610	$98,164	$22,759
Earnings per Common Share—Basic:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.09)	$0.82	$0.94	$0.22
Earnings per Common Share—Diluted:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.09)	$0.82	$0.94	$0.21
Weighted average number of common shares outstanding:
Basic	103,691,657	103,698,332	103,798,853	105,550,157
Diluted	103,691,657	104,024,472	104,133,553	105,902,098

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$194,073	$265,955	$272,434	$254,510
Total expenses	196,403	224,949	239,686	235,679
Net (loss) income	(2,330)	41,006	32,748	18,831
Net income attributable to noncontrolling interests	0	(143)	(108)	(69)
Distributions to preferred shareholders	(5,065)	(4,107)	(4,106)	(4,107)
Issuance costs of redeemed preferred shares	0	(1,566)	0	0
Net (loss) income attributable to common shareholders	$(7,395)	$35,190	$28,534	$14,655
Earnings per Common Share—Basic:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.08)	$0.37	$0.30	$0.14
Earnings per Common Share—Diluted:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.08)	$0.37	$0.30	$0.14
Weighted average number of common shares outstanding:
Basic	95,166,029	95,465,464	95,890,474	101,585,583
Diluted	95,166,029	95,630,066	96,082,340	101,820,954

LASALLE HOTEL PROPERTIES
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2014
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amounts at Which Carried at Close of Period							Life on Which Depreciation in Statement of Operations is Computed
		Encum- brances	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Accumu- lated Depre- ciation	Net Book Value	Date of Original Construc- tion	Date of Acqui- sition
1.	Le Montrose Suite Hotel	$0	$5,004	$19,752	$2,951	$0	$5,285	$12,625	$5,004	$25,037	$15,576	$25,299	$20,318	1976	4/29/1998	3-40 years
2.	San Diego Paradise Point Resort and Spa	0	0	69,639	3,665	154	37,256	30,435	154	106,895	34,100	83,193	57,956	1962	6/1/1998	3-40 years
3.	Hyatt Boston Harbor	42,500	0	66,159	5,246	16	4,785	8,313	16	70,944	13,559	50,385	34,134	1993	6/24/1998	3-40 years
4.	Topaz Hotel	0	2,137	8,549	0	12	4,307	6,254	2,149	12,856	6,254	11,115	10,144	1963	3/8/2001	3-40 years
5.	Hotel Madera	0	1,682	6,726	0	15	5,311	6,283	1,697	12,037	6,283	9,685	10,332	1963	3/8/2001	3-40 years
6.	Hotel Rouge	0	2,162	8,647	0	17	5,017	8,031	2,179	13,664	8,031	12,849	11,025	1963	3/8/2001	3-40 years
7.	Hotel Helix	0	2,636	10,546	0	14	9,945	7,902	2,650	20,491	7,902	15,464	15,579	1962	3/8/2001	3-40 years
8.	The Liaison Capitol Hill	0	8,353	33,412	2,742	19	15,007	21,045	8,372	48,419	23,787	40,940	39,638	1968	6/1/2001	3-40 years
9.	Lansdowne Resort	0	27,421	74,835	3,114	33,147	27,399	25,195	60,568	102,234	28,309	69,004	122,107	1991	6/17/2003	3-40 years
10.	Hotel George	0	1,743	22,221	531	0	805	8,211	1,743	23,026	8,742	12,851	20,660	1928	9/18/2003	3-40 years
11.	Indianapolis Marriott Downtown	97,528	0	96,173	9,879	0	2,100	13,148	0	98,273	23,027	56,399	64,901	2001	2/10/2004	3-40 years
12.	Chaminade Resort and Conference Center	0	5,240	13,111	299	24	9,023	9,386	5,264	22,134	9,685	17,230	19,853	1985	11/18/2004	3-40 years
13.	Hilton San Diego Gaslamp Quarter	0	5,008	77,892	2,250	0	1,257	10,158	5,008	79,149	12,408	26,732	69,833	2000	1/6/2005	3-40 years
14.	The Grafton on Sunset	0	1,882	23,226	431	11	1,038	7,703	1,893	24,264	8,134	9,353	24,938	1954	1/10/2005	3-40 years
15.	Onyx Hotel	0	6,963	21,262	445	2,500	138	3,711	9,463	21,400	4,156	6,716	28,303	2004	5/18/2005	3-40 years
16.	Westin Copley Place	210,000	0	295,809	28,223	0	19,267	39,055	0	315,076	67,278	132,078	250,276	1983	8/31/2005	3-40 years
17.	Hotel Deca	0	4,938	21,720	577	0	826	5,648	4,938	22,546	6,225	9,557	24,152	1931	12/8/2005	3-40 years
18.	The Hilton San Diego Resort and Spa	0	0	85,572	4,800	122	15,431	17,575	122	101,003	22,375	46,322	77,178	1962	12/15/2005	3-40 years
19.	The Donovan	0	11,384	34,573	0	0	36,455	14,965	11,384	71,028	14,965	33,612	63,765	1972	12/16/2005	3-40 years
20.	Le Parc Suite Hotel	0	13,971	31,742	2,741	3	2,300	8,994	13,974	34,042	11,735	16,242	43,509	1970	1/27/2006	3-40 years
21.	Westin Michigan Avenue	133,347	38,158	154,181	24,112	17	14,303	17,301	38,175	168,484	41,413	77,367	170,705	1963/1972	3/1/2006	3-40 years
22.	Hotel Chicago	0	9,403	104,148	889	155	25,947	21,138	9,558	130,095	22,027	50,544	111,136	1998	3/1/2006	3-40 years
23.	Alexis Hotel	0	6,581	31,062	578	13	10,094	7,975	6,594	41,156	8,553	17,542	38,761	1901/1982	6/15/2006	3-40 years
24.	Hotel Solamar	0	0	79,111	7,890	0	397	3,978	0	79,508	11,868	26,455	64,921	2005	8/1/2006	3-40 years
25.	Gild Hall	0	6,732	45,016	984	2	3,139	9,822	6,734	48,155	10,806	20,934	44,761	1999	11/17/2006	3-40 years
26.	Hotel Amarano Burbank	0	5,982	29,292	1,253	329	6,394	3,920	6,311	35,686	5,173	10,964	36,206	2002	12/19/2006	3-40 years
27.	Sofitel Washington, DC Lafayette Square	0	11,082	80,342	2,619	0	150	6,866	11,082	80,492	9,485	14,491	86,568	2002	3/1/2010	3-40 years
28.	Hotel Monaco San Francisco	0	11,435	53,186	3,736	0	0	4,981	11,435	53,186	8,717	10,898	62,440	1910/1995	9/1/2010	3-40 years
29.	Westin Philadelphia	0	35,100	106,100	3,776	0	716	3,660	35,100	106,816	7,436	15,647	133,705	1990	9/1/2010	3-40 years
30.	Embassy Suites Philadelphia - Center City	0	13,600	62,900	2,504	0	1,810	4,513	13,600	64,710	7,017	11,510	73,817	1963/1993	9/1/2010	3-40 years
31.	The Roger	60,215	0	95,079	3,509	0	(184)	11,615	0	94,895	15,124	20,632	89,387	1930/1998	10/6/2010	3-34 years
32.	Chamberlain West Hollywood	0	6,470	29,085	2,895	0	104	2,784	6,470	29,189	5,679	6,229	35,109	1970/2005	12/6/2010	3-40 years
33.	Viceroy Santa Monica	0	0	75,270	4,747	0	80	4,031	0	75,350	8,778	11,957	72,171	1967/2002	3/16/2011	3-40 years
34.	Villa Florence	0	12,413	50,997	3,202	0	0	1,213	12,413	50,997	4,415	6,582	61,243	1908	10/5/2011	3-40 years
35/36.	Park Central Hotel/WestHouse Hotel New York	0	135,306	250,262	9,004	0	34,148	47,900	135,306	284,410	56,904	36,955	439,665	1928	12/29/2011	3-40 years
37.	Hotel Palomar, Washington, DC	0	26,859	111,214	5,648	0	614	1,320	26,859	111,828	6,968	11,351	134,304	1962	3/8/2012	3-40 years
38.	L’Auberge Del Mar	0	13,475	59,481	3,628	0	19	1,154	13,475	59,500	4,782	4,688	73,069	1989	12/6/2012	3-40 years
39.	The Liberty Hotel	0	0	160,731	9,040	0	145	1,556	0	160,876	10,596	11,850	159,622	1851/2007	12/28/2012	3-40 years
40.	Harbor Court Hotel	0	0	54,563	714	0	0	151	0	54,563	865	2,421	53,007	1926/1991	8/1/2013	3-35 years
41.	Hotel Triton	0	0	37,253	1,379	0	18	243	0	37,271	1,622	1,936	36,957	1912/1991	8/1/2013	3-34.5 years
42.	Serrano Hotel	0	20,475	48,501	2,500	0	(40)	456	20,475	48,461	2,956	2,790	69,102	1928/1999	8/21/2013	3-40 years
43.	Southernmost Hotel Collection	0	101,517	79,795	3,105	0	141	1,221	101,517	79,936	4,326	3,686	182,093	1958-2008	8/27/2013	3-40 years
44.	Hotel Vitale	0	0	125,150	4,766	0	0	70	0	125,150	4,836	3,063	126,923	2005	4/2/2014	3-40 years
45.	The Heathman Hotel	0	10,280	50,001	4,002	0	0	0	10,280	50,001	4,002	0	64,283	1927	12/18/2014	3-40 years
	Total	$543,590	$565,392	$2,994,286	$174,374	$36,570	$300,947	$422,505	$601,962	$3,295,233	$596,879	$1,065,518	$3,428,556

(1)    Costs of disposals, impairments and reclassifications to property under development are reflected as reductions to cost capitalized subsequent to acquisition. Reclassifications from property under development are reflected as increases to cost capitalized subsequent to acquisition.

LASALLE HOTEL PROPERTIES
Schedule III—Real Estate and Accumulated Depreciation—Continued
As of December 31, 2014

Reconciliation of Real Estate and Accumulated Depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2011	$3,420,610
Acquisition of hotel properties	389,330
Improvements and additions to hotel properties	54,672
Reclassification from property under development	20,677
Balance at December 31, 2012	$3,885,289
Acquisition of hotel properties	349,802
Improvements and additions to hotel properties	108,034
Reclassification from property under development	16,317
Disposal of assets	(8,369)
Balance at December 31, 2013	$4,351,073
Acquisition of hotel properties	194,198
Improvements and additions to hotel properties	66,706
Reclassification from property under development	14,163
Disposal of hotels	(130,846)
Disposal of assets	(1,220)
Balance at December 31, 2014	$4,494,074

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2011	$708,436
Depreciation	123,809
Balance at December 31, 2012	$832,245
Depreciation	143,560
Disposal of assets	(7,920)
Balance at December 31, 2013	$967,885
Depreciation	154,585
Disposal of hotels	(56,130)
Disposal of assets	(822)
Balance at December 31, 2014	$1,065,518