Form 10-Q
period 2015-03-31
LaSalle Hotel Properties
filed 2015-04-22
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 22, 2015
Common Shares of Beneficial Interest ($0.01 par value)	112,963,432
7 ½% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000
6 ⅜% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,877,876	$3,428,556
Property under development	15,294	35,613
Cash and cash equivalents	17,385	114,131
Restricted cash reserves (Note 5)	22,394	21,570
Hotel receivables (net of allowance for doubtful accounts of $329 and $300, respectively)	42,096	30,338
Deferred financing costs, net	6,025	6,564
Deferred tax assets	6,544	1,447
Prepaid expenses and other assets	30,131	61,730
Total assets	$4,017,745	$3,699,949
Liabilities:
Borrowings under credit facilities (Note 4)	$342,000	$0
Term loans (Note 4)	477,500	477,500
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (Note 4)	499,859	501,090
Accounts payable and accrued expenses	174,243	161,835
Advance deposits	29,523	19,447
Accrued interest	3,851	3,729
Distributions payable	45,515	45,462
Total liabilities	1,614,991	1,251,563
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $178,750), 40,000,000 shares authorized; 7,150,000 shares issued and outstanding (Note 6)	72	72
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 112,963,432 shares issued and outstanding, and 112,828,536 shares issued and 112,824,508 shares outstanding, respectively (Note 6)	1,127	1,127
Treasury shares, at cost (Note 6)	0	(138)
Additional paid-in capital, net of offering costs of $80,146 and $80,124, respectively	2,674,602	2,673,888
Accumulated other comprehensive (loss) income (Note 4)	(2,571)	748
Distributions in excess of retained earnings	(277,048)	(233,988)
Total shareholders’ equity	2,396,182	2,441,709
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	17	17
Noncontrolling interests of common units in Operating Partnership (Note 6)	6,555	6,660
Total noncontrolling interests	6,572	6,677
Total equity	2,402,754	2,448,386
Total liabilities and equity	$4,017,745	$3,699,949
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share data)
(unaudited)

	For the three months ended
	March 31,
	2015	2014
Revenues:
Hotel operating revenues:
Room	$170,591	$147,967
Food and beverage	60,915	54,115
Other operating department	18,017	15,025
Total hotel operating revenues	249,523	217,107
Other income	1,280	1,757
Total revenues	250,803	218,864
Expenses:
Hotel operating expenses:
Room	48,721	43,684
Food and beverage	45,118	41,700
Other direct	3,920	5,181
Other indirect (Note 8)	70,002	60,423
Total hotel operating expenses	167,761	150,988
Depreciation and amortization	42,878	37,760
Real estate taxes, personal property taxes and insurance	15,934	14,954
Ground rent (Note 5)	3,662	2,933
General and administrative	6,267	5,492
Acquisition transaction costs (Note 3)	447	107
Other expenses	2,345	3,207
Total operating expenses	239,294	215,441
Operating income	11,509	3,423
Interest income	6	1,789
Interest expense	(13,645)	(13,988)
Loss from extinguishment of debt (Note 4)	0	(2,487)
Loss before income tax benefit	(2,130)	(11,263)
Income tax benefit (Note 9)	4,868	6,392
Net income (loss)	2,738	(4,871)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(15)	6
Net income (loss) attributable to the Company	2,723	(4,865)
Distributions to preferred shareholders	(3,042)	(4,107)
Net loss attributable to common shareholders	$(319)	$(8,972)

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Loss - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended
	March 31,
	2015	2014
Earnings per Common Share - Basic:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.00	$(0.09)
Earnings per Common Share - Diluted:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.00	$(0.09)
Weighted average number of common shares outstanding:
Basic	112,647,715	103,691,657
Diluted	112,647,715	103,691,657

Comprehensive Loss:
Net income (loss)	$2,738	$(4,871)
Other comprehensive loss:
Unrealized (loss) gain on interest rate derivative instruments (Note 4)	(4,398)	111
Reclassification adjustment for amounts recognized in net income (loss) (Note 4)	1,070	(1,083)
	(590)	(5,843)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(6)	9
Comprehensive loss attributable to the Company	$(596)	$(5,834)
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$95	$1,039	$(14)	$2,379,246	$4,603	$(281,578)	$2,103,391	$18	$6,054	$6,072	$2,109,463
Issuance of shares, net of offering costs	0	1	0	601	0	0	602	0	0	0	602
Repurchase of common shares into treasury	0	0	(1,201)	0	0	0	(1,201)	0	0	0	(1,201)
Deferred compensation, net	0	0	1,215	334	0	0	1,549	0	0	0	1,549
Adjustments to noncontrolling interests	0	0	0	10	0	0	10	0	(10)	(10)	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(75)	(75)	0	0	0	(75)
Distributions on common shares/units ($0.28 per share/unit)	0	0	0	0	0	(29,172)	(29,172)	0	(83)	(83)	(29,255)
Distributions on preferred shares	0	0	0	0	0	(4,107)	(4,107)	0	0	0	(4,107)
Net loss	0	0	0	0	0	(4,865)	(4,865)	0	(6)	(6)	(4,871)
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	0	0	0	0	111	0	111	0	0	0	111
Reclassification adjustment for amounts recognized in net loss	0	0	0	0	(1,080)	0	(1,080)	0	(3)	(3)	(1,083)
Balance, March 31, 2014	$95	$1,040	$0	$2,380,191	$3,634	$(319,797)	$2,065,163	$18	$5,952	$5,970	$2,071,133

Balance, December 31, 2014	$72	$1,127	$(138)	$2,673,888	$748	$(233,988)	$2,441,709	$17	$6,660	$6,677	$2,448,386
Issuance of shares, net of offering costs	0	0	0	669	0	0	669	0	0	0	669
Repurchase of common shares into treasury	0	0	(1,671)	0	0	0	(1,671)	0	0	0	(1,671)
Deferred compensation, net	0	0	1,809	45	0	0	1,854	0	0	0	1,854
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(334)	(334)	0	0	0	(334)
Distributions on common shares/units ($0.38 per share/unit)	0	0	0	0	0	(42,407)	(42,407)	0	(111)	(111)	(42,518)
Distributions on preferred shares	0	0	0	0	0	(3,042)	(3,042)	0	0	0	(3,042)
Net income	0	0	0	0	0	2,723	2,723	0	15	15	2,738
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(4,386)	0	(4,386)	0	(12)	(12)	(4,398)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	1,067	0	1,067	0	3	3	1,070
Balance, March 31, 2015	$72	$1,127	$0	$2,674,602	$(2,571)	$(277,048)	$2,396,182	$17	$6,555	$6,572	$2,402,754
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,738	$(4,871)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,878	37,760
Amortization of deferred financing costs, mortgage premium and note receivable discount	547	(476)
Loss from extinguishment of debt	0	2,487
Amortization of deferred compensation	1,854	1,549
Deferred income tax benefit	(5,097)	(6,644)
Allowance for doubtful accounts	29	(1)
Other	0	116
Changes in assets and liabilities:
Restricted cash reserves	147	332
Hotel receivables	(10,416)	(6,700)
Prepaid expenses and other assets	5,439	(1,248)
Accounts payable and accrued expenses	6,029	(4,756)
Advance deposits	8,011	5,700
Accrued interest	122	(127)
Net cash provided by operating activities	52,281	23,121
Cash flows from investing activities:
Additions to properties	(23,508)	(14,168)
Improvements to properties	(3,577)	(2,191)
Acquisition of properties	(439,157)	0
Deposit on acquisitions	25,000	(10,000)
Purchase of office furniture and equipment	(70)	(6)
Repayment of note receivable	0	72,000
Restricted cash reserves	(971)	(302)
Property insurance proceeds	154	350
Net cash (used in) provided by investing activities	(442,129)	45,683
Cash flows from financing activities:
Borrowings under credit facilities	388,524	202,138
Repayments under credit facilities	(46,524)	(226,744)
Repayments of mortgage loans	(1,231)	(1,244)
Payment of deferred financing costs	(8)	(4,874)
Purchase of treasury shares	(1,671)	(1,201)
Payment of common offering costs	(192)	0
Distributions on earned shares from share awards with market conditions	(334)	(75)
Distributions on preferred shares	(3,042)	(4,107)
Distributions on common shares/units	(42,420)	(29,193)
Net cash provided by (used in) financing activities	293,102	(65,300)
Net change in cash and cash equivalents	(96,746)	3,504
Cash and cash equivalents, beginning of period	114,131	13,388
Cash and cash equivalents, end of period	$17,385	$16,892
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
As of March 31, 2015, the Company owned interests in 47 hotels with over 12,000 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2015 and December 2017. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at March 31, 2015. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at March 31, 2015. See Note 6 for additional disclosures related to common units of the Operating Partnership.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Noncontrolling Interests
The Company’s consolidated financial statements include entities in which the Company has a controlling financial interest. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive income (loss), revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Income or loss is allocated to noncontrolling interests based on their weighted average ownership percentage for the applicable period. Consolidated statements of equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.
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
As of March 31, 2015, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
Recently Issued Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate the consolidation of limited partnerships, variable interests and similar entities. This pronouncement will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. The Company is evaluating the effect that ASU No. 2015-02 will have on its consolidated financial statements and related disclosures, but believes it will not have a material impact on its financial reporting.

3.	Investment in Hotel Properties
Investment in hotel properties as of March 31, 2015 and December 31, 2014 consists of the following:

	March 31, 2015	December 31, 2014
Land	$730,735	$601,962
Buildings and improvements	3,595,465	3,295,233
Furniture, fixtures and equipment	659,946	596,879
Investment in hotel properties, gross	4,986,146	4,494,074
Accumulated depreciation	(1,108,270)	(1,065,518)
Investment in hotel properties, net	$3,877,876	$3,428,556
As of March 31, 2015 and December 31, 2014, buildings and improvements included capital lease assets of $186,711 and accumulated depreciation included amounts related to capital lease assets of $16,866 and $15,513, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive loss for all periods presented.
Depreciation expense was $42,752 and $37,658 for the three months ended March 31, 2015 and 2014, respectively.
Acquisitions
In connection with the acquisition of Hotel Vitale on April 2, 2014, the Company incurred acquisition transaction costs of $107 that were expensed as incurred during the three months ended March 31, 2014, which expenses are included in the accompanying consolidated statements of operations and comprehensive loss.
During the first quarter of 2015, the Company acquired 100% interests in two full-service hotels, each of which is leased to LHL. The Company recorded the acquisitions at fair value using model-derived valuations, with the estimated fair value recorded to investment in hotel properties and hotel working capital assets and liabilities. In connection with the acquisitions, the Company incurred acquisition transaction costs that were expensed as incurred. The following is a summary of the acquisitions:

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the three months ended March 31, 2015
Park Central San Francisco	January 23, 2015	681	San Francisco, CA	$350,000	Highgate Hotels	$230
The Marker Waterfront Resort	March 16, 2015	96	Key West, FL	96,250	Highgate Hotels	217
Total				$446,250		$447
The sources of the funding for the January 23, 2015 acquisition were cash on hand and borrowings under the Company’s senior unsecured credit facility. The source of funding for the March 16, 2015 acquisition was borrowings under the Company’s senior unsecured credit facility. The Company has not yet finalized its determination of fair value of the 2015 acquisitions. A final determination of required fair value adjustments will be made during 2015. Total revenues and net income from the hotels acquired during 2015 of $14,466 and $786, respectively, are included in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015.

4.	Long-Term Debt
Debt Summary
Debt as of March 31, 2015 and December 31, 2014 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$342,000	$0
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	0
Total borrowings under credit facilities			342,000	0
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Westin Copley Place	5.28%	September 2015 (e)	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	132,811	133,347
Indianapolis Marriott Downtown	5.99%	July 2016	97,158	97,528
The Roger	6.31%	August 2016	59,890	60,215
Total mortgage loans			499,859	501,090
Total debt			$1,361,859	$1,021,090

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2015, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $342,000 was 1.88%. There were no borrowings outstanding at December 31, 2014. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at March 31, 2015 and December 31, 2014. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates at March 31, 2015 and December 31, 2014 of 3.62% and 2.38%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association (“U.S. Bank”) that expire in September 2016. The letters of credit have two one-year extension options and are secured by the Hyatt Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2015 and December 31, 2014 were 0.13% and 0.03% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company intends to repay the mortgage loan upon maturity through either borrowings on its credit facilities, placement of corporate-level debt or proceeds from a property-level mortgage financing.

Future scheduled debt principal payments as of March 31, 2015 are as follows:

2015	$213,565
2016	286,294
2017	0
2018	384,500
2019	477,500
Total debt	$1,361,859
A summary of the Company’s interest expense and weighted average interest rates for variable rate debt for the three months ended March 31, 2015 and 2014 is as follows:

	For the three months ended
	March 31,
	2015	2014
Interest Expense:
Interest incurred	$13,322	$13,519
Amortization of deferred financing costs	547	528
Capitalized interest	(224)	(59)
Interest expense	$13,645	$13,988

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	1.88%	1.87%
LHL unsecured credit facility	1.87%	1.91%
Massport Bonds	0.04%	0.45%
Credit Facilities
On January 8, 2014, the Company refinanced its $750,000 senior unsecured credit facility with a syndicate of banks. The credit facility matures on January 8, 2018, subject to two six-month extensions that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility, with a current commitment of $750,000, includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1,050,000. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
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
Term Loans
On May 16, 2012, the Company entered into a $177,500 unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at March 31, 2015, for the full seven-year term (see “Derivative and Hedging Activities” below).

On January 8, 2014, the Company refinanced its $300,000 unsecured term loan (the “Second Term Loan”). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500,000. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at March 31, 2015, through August 2, 2017 (see “Derivative and Hedging Activities” below).
The Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCL”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCL”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the First Term Loan’s full seven-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at March 31, 2015. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at March 31, 2015. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following tables present the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive loss, including the location and amount of unrealized (loss) gain on outstanding derivative instruments in cash flow hedging relationships, for the three months ended March 31, 2015 and 2014:

	Amount of (Loss) Gain Recognized in OCL on Derivative Instruments		Location of Gain (Loss) Reclassified from AOCL into Net Income (Loss)	Amount of Gain (Loss) Reclassified from AOCL into Net Income (Loss)
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	March 31,			March 31,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,398)	$111	Interest expense	$1,070	$(1,083)
During the three months ended March 31, 2015 and 2014, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of March 31, 2015, there was $2,578 in cumulative unrealized loss of which $2,571 was included in AOCL and $7 was attributable to noncontrolling interests. As of December 31, 2014, there was $750 in cumulative unrealized gain of which $748 was included in AOCL and $2 was attributable to noncontrolling interests. The Company expects that approximately $4,332 will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of March 31, 2015.
Extinguishment of Debt
As discussed above, on January 8, 2014, the Company refinanced its senior unsecured credit facility and Second Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and Second Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of $2,487, which is included in the accompanying consolidated statements of operations and comprehensive loss. The loss from extinguishment of debt represents a portion of the unamortized deferred financing costs incurred when the original agreements were executed.
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
As of March 31, 2015, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
Eight of the Company’s hotels, San Diego Paradise Point Resort and Spa, Hyatt Boston Harbor, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar, Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale, are subject to ground leases under non-cancelable operating leases expiring from March 2026 to December 2102. Additionally, the restaurant facility for Southernmost Hotel Collection is subject to a ground lease, which expires in April 2019, but the Company can begin negotiating a renewal one year in advance of the lease expiration. The ground lease at Hyatt Boston Harbor expires in March 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease, which expires in December 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year. The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $493 and $324 for the three months ended March 31, 2015 and 2014, respectively, which is included in total ground rent expense below.
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

Total ground rent expense for the three months ended March 31, 2015 and 2014 was $3,662 and $2,933, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
Future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2015	$8,896
2016	12,074
2017	12,344
2018	12,531
2019	12,506
Thereafter	584,139
$642,490
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of March 31, 2015, $15,167 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At March 31, 2015, the Company held $22,394 in restricted cash reserves. Included in such amounts are (i) $15,167 of reserve funds for future capital expenditures, (ii) $5,018 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $2,209 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
On January 1, 2015, the Company issued 108,779 nonvested shares with service conditions to executives related to the nonvested share awards with market conditions granted on January 26, 2012 (see Note 7 for additional details including vesting information). These common shares of beneficial interest were issued under the 2009 Plan.
On March 19, 2015, the Company issued 62,742 nonvested shares with service conditions to the Company’s executives and employees. The nonvested shares will vest in three annual installments starting January 1, 2016, subject to continued employment. These common shares of beneficial interest were issued under the 2014 Plan.

On February 20, 2013, the Company entered into an equity distribution agreement (the “2013 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250,000. The offering of the Company’s common shares of beneficial interest under the 2013 Agreement will terminate upon the earlier of (i) the sale of common shares having an aggregate offering price of $250,000 or (ii) the termination of the 2013 Agreement by the Manager or Company. No shares were sold in the first quarter of 2015. As of March 31, 2015, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230,057.
Common Dividends
The Company paid the following dividend on common shares/units during the three months ended March 31, 2015:

Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Payable Date
$0.38	December 31, 2014	December 31, 2014	January 15, 2015
(1) Amount is rounded to the nearest whole cent for presentation purposes.
Treasury Shares
Treasury shares are accounted for under the cost method. During the three months ended March 31, 2015, the Company received 54,036 common shares of beneficial interest related to employees surrendering shares to pay minimum withholding taxes at the time nonvested shares vested and forfeiting nonvested shares upon resignation.
On August 29, 2011, the Company’s Board of Trustees authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of March 31, 2015, the Company had availability under the Repurchase Program to acquire up to $75,498 of common shares of beneficial interest. However, the Company is not currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares. If authorized by its Board of Trustees, the Company may resume using the Repurchase Program on a future date.
During the three months ended March 31, 2015, the Company re-issued 58,064 treasury shares related to the grants of nonvested shares.
At March 31, 2015, there were no common shares of beneficial interest in treasury.
Preferred Shares
The following preferred shares of beneficial interest were outstanding as of March 31, 2015:

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
Preferred Dividends
The Company paid the following dividends on preferred shares during the three months ended March 31, 2015:

	Dividend per	For the
Security Type	Share (1)	Quarter Ended	Record Date	Payable Date
7 ½% Series H	$0.47	December 31, 2014	January 1, 2015	January 15, 2015
6 ⅜% Series I	$0.40	December 31, 2014	January 1, 2015	January 15, 2015

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
Noncontrolling Interests of Common Units in Operating Partnership
As of March 31, 2015, the Operating Partnership had 296,300 common units of limited partnership interest outstanding, representing a 0.3% partnership interest held by the limited partners. As of March 31, 2015, approximately $11,514 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $11,514 is based on the Company’s closing common share price of $38.86 on March 31, 2015, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain limitations, the outstanding common units of limited partnership interest are redeemable for cash, or at the Company’s option, for a like number of common shares of beneficial interest of the Company.

7.	Equity Incentive Plan
The common shareholders approved the 2014 Plan at the 2014 Annual Meeting of Shareholders held on May 7, 2014, which permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At March 31, 2015, there were 2,805,689 common shares available for future grant under the 2014 Plan. Upon the approval of the 2014 Plan by the common shareholders on May 7, 2014, the 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
Nonvested Share Awards with Service Conditions
From time to time, the Company awards nonvested shares under the 2014 Plan to executives, employees and members of the Board of Trustees. The nonvested shares issued to executives and employees generally vest over three years based on continued employment. The shares issued to the members of the Board of Trustees vest immediately upon issuance. The Company determines the grant date fair value of the nonvested shares based upon the closing stock price of its common shares on the New York Stock Exchange on the date of grant and number of shares per the award agreements. Compensation costs are recognized on a straight-line basis over the requisite service period and are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

A summary of the Company’s nonvested share awards with service conditions as of March 31, 2015 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2015	256,379	$31.00
Granted	62,742	38.84
Vested	(73,234)	28.74
Forfeited	(12,736)	27.31
Nonvested at March 31, 2015 (1)	233,151	$34.02

(1)	Amount excludes 84,401 share awards with market conditions which were earned but nonvested due to a service condition as of March 31, 2015.
As of March 31, 2015 and December 31, 2014, there were $6,380 and $5,113, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of March 31, 2015 and December 31, 2014, these costs were expected to be recognized over a weighted–average period of 1.7 and 1.9 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three months ended March 31, 2015 and 2014 was $2,964 and $2,377, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss were $822 and $740 for the three months ended March 31, 2015 and 2014, respectively.
Nonvested Share Awards with Market or Performance Conditions
On January 26, 2012, the Company’s Board of Trustees granted a target of 79,823 nonvested share awards with market conditions to executives. On January 1, 2015, the executives earned 136.3% of their 79,823 target number of shares, or 108,779 shares. Of the shares earned, 36,261 shares vested immediately on January 1, 2015, and the remaining 72,518 shares will vest in equal amounts on January 1, 2016 and January 1, 2017 based on continued employment. The executives received a cash payment of $334 on the earned shares equal to the value of all dividends paid on common shares from January 1, 2012 until the determination date, January 1, 2015. As of January 1, 2015, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares.
On March 19, 2015, the Company’s Board of Trustees granted a target of 61,660 nonvested share awards with either market or performance conditions to executives (the “March 19, 2015 Awards”). The actual amounts of the shares awarded with respect to 30,829 of the 61,660 shares will be determined on January 1, 2018, based on the performance measurement period of January 1, 2015 through December 31, 2017, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 30,831 of the 61,660 shares will be determined on July 1, 2018, based on the performance measurement period of July 1, 2015 through June 30, 2018, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2018 and July 1, 2018, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 30,829 shares, amortization commenced on March 19, 2015, the beginning of the requisite service period, and, with respect to 30,831 shares, amortization will commence on July 1, 2015, the beginning of the requisite service period.
The terms stipulated in the March 19, 2015 Awards used to determine the total amount of the shares consist of the following three tranches: (1) a comparison of the Company’s total return to the total returns’ of seven companies in a designated peer group of the Company, (2) the Company’s actual total return as compared to a Board-established total return goal and (3) a comparison of the Company’s return on invested capital to the return on invested capital of seven companies in a designated peer group of the Company.
The tranches described in (1) and (2) are nonvested share awards with market conditions. For the March 19, 2015 Awards, the grant date fair value of the awards with market conditions were estimated by the Company using historical data under the Monte Carlo valuation method provided by a third party consultant. The final values are expected to be determined during the second quarter of 2015 with an insignificant cumulative adjustment to compensation cost anticipated. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. The grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis.
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

A summary of the Company’s nonvested share awards with either market or performance conditions as of March 31, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	311,625	$33.62
Granted (1)(2)	90,616	37.80
Vested	(53,654)	35.99
Forfeited	0	0.00
Nonvested at March 31, 2015	348,587	$34.35

(1)
Amount includes 30,831 shares awarded on March 19, 2015 for which fair value has been estimated, but amortization into expense has not yet commenced. Amortization of fair value into expense will commence at the beginning of the performance measurement period on July 1, 2015.

(2)	Amount includes an additional 28,956 shares issued on January 1, 2015 from the January 26, 2012 grant, which were earned in excess of the target amount.
As of March 31, 2015 and December 31, 2014, there were $7,202 and $6,637, respectively, of total unrecognized compensation costs related to nonvested share awards with market or performance conditions. As of March 31, 2015 and December 31, 2014, these costs were expected to be recognized over a weighted–average period of 2.2 and 2.0 years, respectively. As of March 31, 2015 and December 31, 2014, there were 308,069 and 254,415 share awards with market or performance conditions vested, respectively. Additionally, there were 84,401 and 29,276 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of March 31, 2015 and December 31, 2014, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss were $1,032 and $809 for the three months ended March 31, 2015 and 2014, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended
	March 31,
	2015	2014
General and administrative	$23,907	$20,047
Sales and marketing	17,951	14,788
Repairs and maintenance	9,611	9,026
Management and incentive fees	7,328	6,164
Utilities and insurance	8,817	8,136
Franchise fees	1,828	1,822
Other expenses	560	440
Total other indirect expenses	$70,002	$60,423
As of March 31, 2015, LHL leased all 47 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Monaco San Francisco	San Francisco, CA
9.	Hotel Triton	San Francisco, CA
10.	Hotel Vitale	San Francisco, CA
11.	Park Central San Francisco	San Francisco, CA
12.	Serrano Hotel	San Francisco, CA
13.	Villa Florence	San Francisco, CA
14.	Chaminade Resort and Conference Center	Santa Cruz, CA
15.	Viceroy Santa Monica	Santa Monica, CA
16.	Chamberlain West Hollywood	West Hollywood, CA
17.	Le Montrose Suite Hotel	West Hollywood, CA
18.	Le Parc Suite Hotel	West Hollywood, CA
19.	The Grafton on Sunset	West Hollywood, CA
20.	The Donovan	Washington, D.C.
21.	Hotel George	Washington, D.C.
22.	Hotel Helix	Washington, D.C.
23.	Hotel Madera	Washington, D.C.
24.	Hotel Palomar, Washington, DC	Washington, D.C.
25.	Hotel Rouge	Washington, D.C.
26.	Sofitel Washington, DC Lafayette Square	Washington, D.C.
27.	The Liaison Capitol Hill	Washington, D.C.
28.	Topaz Hotel	Washington, D.C.
29.	Southernmost Hotel Collection	Key West, FL
30.	The Marker Waterfront Resort	Key West, FL
31.	Hotel Chicago	Chicago, IL
32.	Westin Michigan Avenue	Chicago, IL
33.	Indianapolis Marriott Downtown	Indianapolis, IN
34.	Hyatt Boston Harbor	Boston, MA
35.	Onyx Hotel	Boston, MA
36.	The Liberty Hotel	Boston, MA
37.	Westin Copley Place	Boston, MA
38.	Gild Hall	New York, NY
39.	The Roger	New York, NY
40.	Park Central Hotel (shared lease with WestHouse Hotel New York)	New York, NY
41.	WestHouse Hotel New York	New York, NY
42.	The Heathman Hotel	Portland, OR
43.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
44.	Westin Philadelphia	Philadelphia, PA
45.	Lansdowne Resort	Lansdowne,VA
46.	Alexis Hotel	Seattle, WA
47.	Hotel Deca	Seattle, WA

9.	Income Taxes
Income tax benefit was comprised of the following for the three months ended March 31, 2015 and 2014:

	For the three months ended
	March 31,
	2015	2014
LHL’s income tax benefit	$(5,079)	$(6,627)
Operating Partnership’s income tax expense	211	235
Total income tax benefit	$(4,868)	$(6,392)
The Company has estimated LHL’s income tax benefit for the three months ended March 31, 2015 by applying an estimated combined federal and state effective tax rate of 32.6% to LHL’s net loss of $15,637. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		March 31, 2015	December 31, 2014
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$44	$1,520
Derivative interest rate instruments	Accounts payable and accrued expenses	$2,622	$770
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$342,000	$342,376	$0	$0
Term loans	$477,500	$477,048	$477,500	$476,996
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$499,859	$508,470	$501,090	$510,250
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using interest rates ranging from 1.6% to 4.0% as of March 31, 2015 and from 1.6% to 4.3% as of December 31, 2014 with a weighted average effective interest rate of 2.5% and 2.9% as of March 31, 2015 and December 31, 2014, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At March 31, 2015 and December 31, 2014, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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
For the three months ended March 31, 2015 and 2014, diluted weighted average common shares do not include the impact of outstanding unvested compensation-related shares because the Company is in a net loss position, the effect of these items on diluted earnings per share would be anti-dilutive. For the three months ended March 31, 2015 and 2014, there were 405,526 and 310,385 anti-dilutive compensation-related shares outstanding, respectively.

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended
	March 31,
	2015	2014
Numerator:
Net loss attributable to common shareholders	$(319)	$(8,972)
Dividends paid on unvested restricted shares	(119)	(102)
Undistributed earnings attributable to unvested restricted shares	0	0
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(438)	$(9,074)
Denominator:
Weighted average number of common shares - basic	112,647,715	103,691,657
Effect of dilutive securities:
Compensation-related shares	0	0
Weighted average number of common shares - diluted	112,647,715	103,691,657
Earnings per Common Share - Basic:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.00	$(0.09)
Earnings per Common Share - Diluted:
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.00	$(0.09)

12.	Supplemental Information to Statements of Cash Flows

	For the three months ended
	March 31,
	2015	2014
Interest paid, net of capitalized interest	$12,976	$13,587
Interest capitalized	224	59
Income taxes refunded, net	160	164
Increase in distributions payable on common shares	53	27
Write-off of fully amortized deferred financing costs	0	23
Decrease in accrued capital expenditures	(1,066)	(1,841)
Grant of nonvested shares and awards to employees and executives, net	3,686	3,762
Issuance of common shares for Board of Trustees compensation	691	602
In conjunction with the acquisition of properties, the Company assumed the following assets and liabilities:
Investment in properties (after credits at closing)	$(445,734)	$0
Other assets	(1,897)	0
Liabilities	8,474	0
Acquisition of properties	$(439,157)	$0

13.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to March 31, 2015:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share/Unit (1)	Ended	Date	Date
Common Shares/Units	$0.38	March 31, 2015	March 31, 2015	April 15, 2015
7 ½% Series H Preferred Shares	$0.47	March 31, 2015	April 1, 2015	April 15, 2015
6 ⅜% Series I Preferred Shares	$0.40	March 31, 2015	April 1, 2015	April 15, 2015
(1)Amounts are rounded to the nearest whole cent for presentation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•
the possible failure of the Company to maintain its qualification as a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”) and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	the risk of a material failure, inadequacy, interruption or security failure of the Company’s or the hotel managers’ information technology networks and systems; and

•	the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated elsewhere in this report.

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
As of March 31, 2015, the Company owned interests in 47 hotels with over 12,000 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2015 and December 2017. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.7% of the common units of the Operating Partnership at March 31, 2015. The remaining 0.3% is held by limited partners who held 296,300 common units of the Operating Partnership at March 31, 2015.
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
During the first quarter of 2015, the Company’s hotels continued to operate within a favorable environment. The economic indicators that the Company tracks were generally encouraging. During the quarter, consumer confidence reached its highest level since August 2007. Unemployment dropped to 5.5%, which is the lowest point since May 2008. Enplanements have been steady. Recently, a few airlines have announced a decline in fourth quarter 2015 international capacity, but they still expect domestic capacity to increase approximately 2-3% during the year. Only one of the economic indicators that the Company tracks, corporate profits, has weakened slightly as reported thus far for the first quarter. The U.S. lodging industry performed well during the quarter. Industry demand grew 4.2%, against only a 1.0% supply increase. As a result, industry-wide pricing was strong, leading to average daily rate (“ADR”) growth of 4.7%. The Company’s portfolio benefited from the operating environment, and RevPAR increased during the first quarter of 2015. During the quarter, the Company’s FFO per diluted share/unit and EBITDA increased year-over-year due to improvements in the performance of its hotel portfolio and additional EBITDA generated from hotels acquired during 2014 and 2015.
For the first quarter of 2015, the Company had a net loss applicable to common shareholders of $0.3 million, or $0.00 per diluted share. FFO was $42.5 million, or $0.38 per diluted share/unit (based on 113,349,541 weighted average shares and units outstanding during the three months ended March 31, 2015) and EBITDA was $54.4 million. RevPAR for the hotel portfolio was $159.96, which was an increase of 5.4% compared to the first quarter of 2014. ADR grew 4.6% and occupancy increased by 0.8%.
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
See “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for other critical accounting policies and estimates of the Company.
Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014
The economic environment was favorable during the first quarter and the U.S. lodging industry produced strong performance. Industry demand increased during the first quarter of 2015 compared to the same period in 2014, while supply growth was limited. As a result, industry-wide occupancy increased, enabling operators to increase pricing and grow ADR by 4.7%. ADR at the Company’s properties increased by 4.6% and occupancy grew by 0.8%. RevPAR improved by 5.4% in the quarter compared to the first quarter of 2014.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, increased $32.4 million from $217.1 million in 2014 to $249.5 million in 2015. This increase is due primarily to the hotel operating revenues generated from the 2014 and 2015 hotel acquisitions, which consist of the acquisitions of Hotel Vitale, The Heathman Hotel, Park Central San Francisco and The Marker Waterfront Resort (collectively, the “2014 and 2015 Acquisition Properties”). The 2014 and 2015 Acquisition Properties, which are not comparable year-over-year, contributed $25.4 million to the increase in hotel operating revenues. Additionally, the effects of the improving economic environment, which resulted in a 5.4% increase in RevPAR across the portfolio excluding the Hilton Alexandria Old Town and Hotel Viking (collectively, the “2014 Disposition Properties”), attributable to a 4.6% increase in ADR and a 0.8% increase in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:

•	$3.5 million increase from Westin Copley Place;

•	$1.4 million increase from Southernmost Hotel Collection;

•	$1.2 million increase from San Diego Paradise Point Resort and Spa;

•	$1.0 million increase from L’Auberge Del Mar;

•	$0.9 million increase from Hotel Chicago;

•	$0.8 million increase from Hotel Solamar;

•	$0.8 million increase from Lansdowne Resort; and

•	$0.8 million increase from Park Central Hotel and WestHouse Hotel New York.
These increases are partially offset by a $4.9 million decrease related to the sale of the 2014 Disposition Properties. In addition, a $1.4 million decrease at Westin Philadelphia partially offset the increase due to the completion of the hotel renovation where 4,920 rooms were out of service during the period.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $2.9 million across 33 additional hotels in the portfolio.
Other Income
Other income decreased $0.5 million from $1.8 million in 2014 to $1.3 million in 2015 primarily due to decreased insurance gains from insurance proceeds related to minor property damage at various properties.

Hotel Operating Expenses
Hotel operating expenses increased $16.8 million from $151.0 million in 2014 to $167.8 million in 2015. This overall increase is primarily due to $17.1 million from the results of the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the improving economic environment.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$1.5 million increase from Westin Copley Place; and

•	$0.6 million increase from San Diego Paradise Point Resort and Spa.
These increases are partially offset by a $4.1 million decrease related to the sale of the 2014 Disposition Properties. In addition, a $0.7 million decrease at Westin Philadelphia partially offset the increase due to the completion of the hotel renovation where 4,920 rooms were out of service during the period.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $2.4 million across the 40 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $5.1 million from $37.8 million in 2014 to $42.9 million in 2015. Of the increase, $3.1 million is attributable to the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $3.3 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity. These increases are partially offset by $1.3 million from the 2014 Disposition Properties, which are not comparable year-over-year.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $0.9 million from $15.0 million in 2014 to $15.9 million in 2015. This increase is primarily due to $1.7 million from the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year. The increase is partially offset by a $0.4 million decrease in real estate taxes and personal property taxes attributable to the sale of the 2014 Disposition properties, which are also not comparable year-over-year. Real estate taxes and personal property taxes decreased by $0.2 million across the remaining hotels in the portfolio due primarily to successful real estate tax appeals and real estate tax refunds at various properties which offset any increased property values or tax rates at other properties. Insurance expense decreased by $0.2 million between the two periods primarily as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan acquired in July 2012 which property insurance was placed on to secure the loan.
Ground Rent
Ground rent increased $0.8 million from $2.9 million in 2014 to $3.7 million in 2015. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. Hotel Vitale, which is not comparable year-over-year, contributed $0.7 million to the 2015 increase. The other hotels subject to ground leases contributed a net $0.1 million to the increase due to improved operating results.
General and Administrative
General and administrative expense increased $0.8 million from $5.5 million in 2014 to $6.3 million in 2015 due primarily to increased compensation costs, partially due to additional staffing as a result of portfolio growth, and professional fees.
Acquisition Transaction Costs
Acquisition transaction costs of $0.1 million in 2014 and $0.4 million in 2015 relate to the purchase of the 2014 and 2015 Acquisition Properties.
Other Expenses
Other expenses decreased $0.9 million from $3.2 million in 2014 to $2.3 million in 2015 due primarily to a net decrease of $0.7 million in management transition expenses, severance and pre-opening costs at a number of properties across the portfolio. In addition, losses from property damage, which are largely covered by insurance proceeds, decreased $0.1 million and retail lease expenses decreased $0.1 million.

Interest Income
Interest income decreased $1.8 million from $1.8 million in 2014 to an immaterial amount in 2015 as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan which was acquired in July 2012.
Interest Expense
Interest expense decreased $0.4 million from $14.0 million in 2014 to $13.6 million in 2015 due to a decrease in the Company’s weighted average debt outstanding and weighted average interest rate. The Company’s weighted average debt outstanding decreased from $1.31 billion in 2014 to $1.29 billion in 2015 due primarily to paydowns with proceeds from the following:

•	the repayment of the mezzanine loan in February 2014;

•	the sale of Hilton Alexandria Old Town in June 2014;

•	the sale of Hotel Viking in September 2014;

•	the December 2014 common share offering; and

•	positive operating results from the hotel properties.
The paydowns were partially offset by borrowings for the following:

•	additional borrowings to purchase the 2014 and 2015 Acquisition Properties;

•	additional borrowings to redeem the 7 ¼% Series G Cumulative Redeemable Preferred Shares (“Series G Preferred Shares”) in July 2014; and

•	additional borrowings to finance other capital improvements during 2014 and 2015.
The Company’s weighted average interest rate, including the effect of capitalized interest, decreased from 4.1% in 2014 to 4.0% in 2015. Interest capitalized on renovations increased from $0.1 million in 2014 to $0.2 million in 2015 primarily due to significant renovations at four hotels.
Loss from Extinguishment of Debt
Loss from extinguishment of debt of $2.5 million in 2014 relates to the write-off of a portion of the unamortized deferred financing costs for the Company’s senior unsecured credit facility and Second Term Loan (as defined below). These costs were recorded in connection with the original agreements that were in effect prior to the Company refinancing its senior unsecured credit facility and Second Term Loan on January 8, 2014. There was no loss from extinguishment of debt in the 2015 period.
Income Tax Benefit
Income tax benefit decreased $1.5 million from $6.4 million in 2014 to $4.9 million in 2015. This decreased income tax benefit is primarily the result of a decrease in LHL’s net loss before income tax benefit of $2.7 million from $18.3 million in 2014 to $15.6 million in 2015. For the quarter ended March 31, 2015, LHL’s income tax benefit was calculated using an estimated combined federal and state effective tax rate of 32.6%.
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At March 31, 2015, third party limited partners held 0.3% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $1.1 million from $4.1 million in 2014 to $3.0 million in 2015 due to decreased distributions on the remaining Series G Preferred Shares, which were all redeemed on July 3, 2014.
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
The following is a reconciliation between net loss attributable to common shareholders and FFO for the three months ended March 31, 2015 and 2014 (in thousands, except share and unit data):

	For the three months ended
	March 31,
	2015	2014
Net loss attributable to common shareholders	$(319)	$(8,972)
Depreciation	42,752	37,658
Amortization of deferred lease costs	75	87
Noncontrolling interests of common units in Operating Partnership	15	(6)
FFO (1)	$42,523	$28,767
Weighted average number of common shares and units outstanding:
Basic	112,944,015	103,987,957
Diluted	113,349,541	104,298,342

(1) FFO includes the loss from extinguishment of debt of $2.5 million for the three months ended March 31, 2014.

The following is a reconciliation between net loss attributable to common shareholders and EBITDA for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended
	March 31,
	2015	2014
Net loss attributable to common shareholders	$(319)	$(8,972)
Interest expense	13,645	13,988
Loss from extinguishment of debt	0	2,487
Income tax benefit	(4,868)	(6,392)
Depreciation and amortization	42,878	37,760
Noncontrolling interests of common units in Operating Partnership	15	(6)
Distributions to preferred shareholders	3,042	4,107
EBITDA	$54,393	$42,972
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of March 31, 2015, the Company held a total of $22.4 million of restricted cash reserves, $15.2 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 42 unencumbered properties as of March 31, 2015, the sale of one or more properties, equity issuances available under the Company’s shelf registration statement, issuances of common units in the Operating Partnership and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement (as defined under “Equity Issuances and Redemptions” below).
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

Debt Summary
Debt as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$342,000	$0
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	0
Total borrowings under credit facilities			342,000	0
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Westin Copley Place	5.28%	September 2015 (e)	210,000	210,000
Westin Michigan Avenue	5.75%	April 2016	132,811	133,347
Indianapolis Marriott Downtown	5.99%	July 2016	97,158	97,528
The Roger	6.31%	August 2016	59,890	60,215
Total mortgage loans			499,859	501,090
Total debt			$1,361,859	$1,021,090

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. As of March 31, 2015, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $342,000 was 1.88%. There were no borrowings outstanding at December 31, 2014. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. There were no borrowings outstanding at March 31, 2015 and December 31, 2014. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates at March 31, 2015 and December 31, 2014 of 3.62% and 2.38%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association (“U.S. Bank”) that expire in September 2016. The letters of credit have two one-year extension options and are secured by the Hyatt Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2015 and December 31, 2014 were 0.13% and 0.03% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company intends to repay the mortgage loan upon maturity through either borrowings on its credit facilities, placement of corporate-level debt or proceeds from a property-level mortgage financing.

A summary of the Company’s interest expense and weighted average interest rates for variable rate debt for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	For the three months ended
	March 31,
	2015	2014
Interest Expense:
Interest incurred	$13,322	$13,519
Amortization of deferred financing costs	547	528
Capitalized interest	(224)	(59)
Interest expense	$13,645	$13,988

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	1.88%	1.87%
LHL unsecured credit facility	1.87%	1.91%
Massport Bonds	0.04%	0.45%
Credit Facilities
On January 8, 2014, the Company refinanced its $750.0 million senior unsecured credit facility with a syndicate of banks. The credit facility matures on January 8, 2018, subject to two six-month extensions that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility, with a current commitment of $750.0 million, includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1.05 billion. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
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
Term Loans
On May 16, 2012, the Company entered into a $177.5 million unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at March 31, 2015, for the full seven-year term (see “Derivative and Hedging Activities” below).
On January 8, 2014, the Company refinanced its $300.0 million unsecured term loan (the “Second Term Loan”). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500.0 million. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at March 31, 2015, through August 2, 2017 (see “Derivative and Hedging Activities” below).
The Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.

Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCL”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCL”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the First Term Loan’s full seven-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at March 31, 2015. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at March 31, 2015. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following tables present the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive loss, including the location and amount of unrealized (loss) gain on outstanding derivative instruments in cash flow hedging relationships, for the three months ended March 31, 2015 and 2014 (in thousands):

	Amount of (Loss) Gain Recognized in OCL on Derivative Instruments		Location of Gain (Loss) Reclassified from AOCL into Net Income (Loss)	Amount of Gain (Loss) Reclassified from AOCL into Net Income (Loss)
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	March 31,			March 31,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,398)	$111	Interest expense	$1,070	$(1,083)
During the three months ended March 31, 2015 and 2014, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of March 31, 2015, there was $2.6 million in cumulative unrealized loss, of which $2.6 million was included in AOCL and an immaterial amount was attributable to noncontrolling interests. As of December 31, 2014, there was $0.8 million in cumulative unrealized gain, of which $0.7 million was included in AOCL and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $4.3 million will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of March 31, 2015.
Extinguishment of Debt
As discussed above, on January 8, 2014, the Company refinanced its senior unsecured credit facility and Second Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and Second Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of $2.5 million, which is included in the consolidated statements of operations and comprehensive loss. The loss from extinguishment of debt represents a portion of the unamortized deferred financing costs incurred when the original agreements were executed.
Mortgage Loans
The Company’s mortgage loans are secured by the respective properties. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.
The mortgage loans contain debt service coverage ratio tests related to the mortgaged properties. If the debt service coverage ratio for a specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel will automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows will be directed to the lender (“cash trap”) until such time as the property again complies with the specified debt service coverage ratio or the mortgage is paid off.
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
As of March 31, 2015, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.
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

Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		March 31, 2015	December 31, 2014
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$44	$1,520
Derivative interest rate instruments	Accounts payable and accrued expenses	$2,622	$770
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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$342,000	$342,376	$0	$0
Term loans	$477,500	$477,048	$477,500	$476,996
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$499,859	$508,470	$501,090	$510,250
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using interest rates ranging from 1.6% to 4.0% as of March 31, 2015 and from 1.6% to 4.3% as of December 31, 2014 with a weighted average effective interest rate of 2.5% and 2.9% as of March 31, 2015 and December 31, 2014, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At March 31, 2015 and December 31, 2014, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Issuances and Redemptions
On February 20, 2013, the Company entered into an equity distribution agreement (the “2013 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250.0 million. The offering of the Company’s common shares of beneficial interest under the 2013 Agreement will terminate upon the earlier of (i) the sale of common shares having an aggregate offering price of $250.0 million or (ii) the termination of the 2013 Agreement by the Manager or Company. No shares were sold in the first quarter of 2015. As of March 31, 2015, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230.1 million.
Sources and Uses of Cash
As of March 31, 2015, the Company had $17.4 million of cash and cash equivalents and $22.4 million of restricted cash reserves, $15.2 million of which was available for future capital expenditures. Additionally, the Company had $405.4 million available under the Company’s senior unsecured credit facility, with $2.6 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.

Net cash provided by operating activities was $52.3 million for the three months ended March 31, 2015 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $442.1 million for the three months ended March 31, 2015 primarily due to the purchases of the Park Central San Francisco and The Marker Waterfront Resort and outflows for improvements and additions at the hotels.
Net cash provided by financing activities was $293.1 million for the three months ended March 31, 2015 primarily due to net proceeds from the credit facilities, partially offset by mortgage loan repayments, forfeiture of common shares into treasury, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 42 unencumbered properties, potential property sales, equity issuances available under the Company’s shelf registration statement, issuances of common units in the Operating Partnership and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement. The Company also considers capital improvements, and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 42 unencumbered properties, potential property sales or the issuance of additional equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 42 unencumbered properties, potential property sales, estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement, issuances of common units in the Operating Partnership and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.
Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Company’s reserve funds.

Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of March 31, 2015 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans	$499,859	$214,821	$285,038	$0	$0
Mortgage loans interest	27,212	23,060	4,152	0	0
Borrowings under credit facilities (1)	342,000	0	342,000	0	0
Credit facilities interest (1)	18,092	6,537	11,555	0	0
Rents (2)	642,490	11,910	24,532	25,124	580,924
Massport Bonds (1)	42,500	0	42,500	0	0
Massport Bonds interest (1)	53	18	35	0	0
Term loans (3)	477,500	0	0	477,500	0
Term loans interest (3)	51,599	13,792	26,301	11,506	0
Purchase commitments (4)
Purchase orders and letters of commitment	58,637	58,637	0	0	0
Total obligations and commitments	$2,159,942	$328,775	$736,113	$514,130	$580,924

(1)
Interest expense is calculated based on the variable rate as of March 31, 2015. It is assumed that the outstanding debt as of March 31, 2015 will be repaid upon maturity with interest-only payments until then.

(2)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(3)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan and the five-year term ending August 2, 2017 for the Second Term Loan, resulting in fixed all-in interest rates of 3.62% and 2.38%, respectively, at the Company’s current leverage ratio (as defined in the agreements). It is assumed that the outstanding debt as of March 31, 2015 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of March 31, 2015 for the unswapped period of the Second Term Loan.

(4)
As of March 31, 2015, purchase orders and letters of commitment totaling approximately $58.6 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three months ended March 31, 2015 and 2014:

	For the three months ended
	March 31,
	2015	2014	Variance
Occupancy	74.0%	73.4%	0.8%
ADR	$216.30	$206.75	4.6%
RevPAR	$159.96	$151.70	5.4%
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
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of March 31, 2015, $384.5 million of the Company’s aggregate indebtedness (28.2% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.
If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $1.0 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $384.5 million, the balance as of March 31, 2015.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2015. There were no changes to the Company’s internal control over financial reporting during the first quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2015 - January 31, 2015	41,300	$40.47	—	$—
February 1, 2015 - February 28, 2015	—	$—	—	$—
March 1, 2015 - March 31, 2015	—	$—	—	$—
Total	41,300	$40.47	—	$75,498,000

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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment to the LaSalle Hotel Properties 2014 Equity Incentive Plan (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on April 22, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2015 and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	April 22, 2015	BY:	/s/ BRUCE A. RIGGINS
Bruce A. Riggins
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Amendment to the LaSalle Hotel Properties 2014 Equity Incentive Plan (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on April 22, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2015 and incorporated herein by reference.