Form 10-Q
period 2015-06-30
LaSalle Hotel Properties
filed 2015-07-22
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 22, 2015
Common Shares of Beneficial Interest ($0.01 par value)	113,113,901
7 ½% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000
6 ⅜% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,858,369	$3,428,556
Property under development	20,460	35,613
Cash and cash equivalents	26,586	114,131
Restricted cash reserves (Note 5)	21,882	21,570
Hotel receivables (net of allowance for doubtful accounts of $371 and $300, respectively)	59,600	30,338
Deferred financing costs, net	5,481	6,564
Deferred tax assets	1,447	1,447
Prepaid expenses and other assets	33,108	61,730
Total assets	$4,026,933	$3,699,949
Liabilities:
Borrowings under credit facilities (Note 4)	$531,000	$0
Term loans (Note 4)	477,500	477,500
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (Note 4)	288,704	501,090
Accounts payable and accrued expenses	185,576	161,835
Advance deposits	34,376	19,447
Accrued interest	2,652	3,729
Distributions payable	54,009	45,462
Total liabilities	1,616,317	1,251,563
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $178,750), 40,000,000 shares authorized; 7,150,000 shares issued and outstanding (Note 6)	72	72
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 113,115,442 shares issued and 113,113,901shares outstanding, and 112,828,536 shares issued and 112,824,508 shares outstanding, respectively (Note 6)	1,131	1,127
Treasury shares, at cost (Note 6)	(56)	(138)
Additional paid-in capital, net of offering costs of $80,146 and $80,124, respectively	2,679,896	2,673,888
Accumulated other comprehensive (loss) income (Note 4)	(1,481)	748
Distributions in excess of retained earnings	(272,183)	(233,988)
Total shareholders’ equity	2,407,379	2,441,709
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	17	17
Noncontrolling interests of common units in Operating Partnership (Note 6)	3,220	6,660
Total noncontrolling interests	3,237	6,677
Total equity	2,410,616	2,448,386
Total liabilities and equity	$4,026,933	$3,699,949
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Hotel operating revenues:
Room	$242,447	$217,732	$413,038	$365,699
Food and beverage	75,480	72,407	136,395	126,522
Other operating department	21,560	19,789	39,577	34,814
Total hotel operating revenues	339,487	309,928	589,010	527,035
Other income	1,899	3,177	3,179	4,934
Total revenues	341,386	313,105	592,189	531,969
Expenses:
Hotel operating expenses:
Room	55,998	51,467	104,719	95,151
Food and beverage	49,069	50,144	94,187	91,844
Other direct	4,927	6,547	8,847	11,728
Other indirect (Note 8)	78,877	69,779	148,879	130,202
Total hotel operating expenses	188,871	177,937	356,632	328,925
Depreciation and amortization	45,916	39,306	88,794	77,066
Real estate taxes, personal property taxes and insurance	16,352	14,378	32,286	29,332
Ground rent (Note 5)	4,011	3,807	7,673	6,740
General and administrative	6,501	6,034	12,768	11,526
Acquisition transaction costs (Note 3)	(3)	1,744	444	1,851
Other expenses	1,259	3,050	3,604	6,257
Total operating expenses	262,907	246,256	502,201	461,697
Operating income	78,479	66,849	89,988	70,272
Interest income	1	10	7	1,799
Interest expense	(13,895)	(14,556)	(27,540)	(28,544)
Loss from extinguishment of debt (Note 4)	0	0	0	(2,487)
Income before income tax (expense) benefit	64,585	52,303	62,455	41,040
Income tax (expense) benefit (Note 9)	(5,574)	(4,883)	(706)	1,509
Income before gain on sale of property	59,011	47,420	61,749	42,549
Gain on sale of property (Note 3)	0	43,548	0	43,548
Net income	59,011	90,968	61,749	86,097
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(8)	(8)	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(139)	(266)	(154)	(260)
Net income attributable to noncontrolling interests	(147)	(274)	(162)	(268)
Net income attributable to the Company	58,864	90,694	61,587	85,829
Distributions to preferred shareholders	(3,042)	(4,142)	(6,084)	(8,249)
Issuance costs of redeemed preferred shares (Note 6)	0	(942)	0	(942)
Net income attributable to common shareholders	$55,822	$85,610	$55,503	$76,638

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.49	$0.82	$0.49	$0.74
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.49	$0.82	$0.49	$0.73
Weighted average number of common shares outstanding:
Basic	112,728,085	103,698,332	112,688,122	103,695,013
Diluted	113,141,908	104,024,472	113,094,640	104,036,397

Comprehensive Income:
Net income	$59,011	$90,968	$61,749	$86,097
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments (Note 4)	26	(4,217)	(4,372)	(6,272)
Reclassification adjustment for amounts recognized in net income (Note 4)	1,069	1,101	2,139	2,184
	60,106	87,852	59,516	82,009
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(8)	(8)	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(144)	(257)	(150)	(248)
Comprehensive income attributable to noncontrolling interests	(152)	(265)	(158)	(256)
Comprehensive income attributable to the Company	$59,954	$87,587	$59,358	$81,753
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$95	$1,039	$(14)	$2,379,246	$4,603	$(281,578)	$2,103,391	$18	$6,054	$6,072	$2,109,463
Issuance of shares, net of offering costs	0	1	0	560	0	0	561	0	0	0	561
Reclassification of preferred shares	(23)	0	0	(57,757)	0	(942)	(58,722)	0	0	0	(58,722)
Repurchase of common shares into treasury	0	0	(2,249)	0	0	0	(2,249)	0	0	0	(2,249)
Deferred compensation, net	0	0	1,142	1,992	0	0	3,134	0	0	0	3,134
Adjustments to noncontrolling interests	0	0	0	12	0	0	12	0	(12)	(12)	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(75)	(75)	0	0	0	(75)
Distributions on common shares/units ($0.66 per share/unit)	0	0	0	0	0	(68,229)	(68,229)	0	(194)	(194)	(68,423)
Distributions on preferred shares	0	0	0	0	0	(8,249)	(8,249)	(8)	0	(8)	(8,257)
Net income	0	0	0	0	0	85,829	85,829	8	260	268	86,097
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(6,254)	0	(6,254)	0	(18)	(18)	(6,272)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	2,178	0	2,178	0	6	6	2,184
Balance, June 30, 2014	$72	$1,040	$(1,121)	$2,324,053	$527	$(273,244)	$2,051,327	$18	$6,096	$6,114	$2,057,441

Balance, December 31, 2014	$72	$1,127	$(138)	$2,673,888	$748	$(233,988)	$2,441,709	$17	$6,660	$6,677	$2,448,386
Issuance of shares, net of offering costs	0	2	0	669	0	0	671	0	0	0	671
Repurchase of common shares into treasury	0	0	(1,727)	0	0	0	(1,727)	0	0	0	(1,727)
Unit conversion	0	2	0	3,398	0	0	3,400	0	(3,400)	(3,400)	0
Deferred compensation, net	0	0	1,809	1,927	0	0	3,736	0	0	0	3,736
Adjustments to noncontrolling interests	0	0	0	14	0	0	14	0	(14)	(14)	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(334)	(334)	0	0	0	(334)
Distributions on common shares/units ($0.83 per share/unit)	0	0	0	0	0	(93,364)	(93,364)	0	(176)	(176)	(93,540)
Distributions on preferred shares	0	0	0	0	0	(6,084)	(6,084)	(8)	0	(8)	(6,092)
Net income	0	0	0	0	0	61,587	61,587	8	154	162	61,749
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(4,364)	0	(4,364)	0	(8)	(8)	(4,372)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	2,135	0	2,135	0	4	4	2,139
Balance, June 30, 2015	$72	$1,131	$(56)	$2,679,896	$(1,481)	$(272,183)	$2,407,379	$17	$3,220	$3,237	$2,410,616
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$61,749	$86,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,794	77,066
Amortization of deferred financing costs, mortgage premium and note receivable discount	1,096	54
Loss from extinguishment of debt	0	2,487
Gain on sale of property	0	(43,548)
Amortization of deferred compensation	3,736	3,134
Deferred income tax benefit	0	(2,136)
Allowance for doubtful accounts	71	(13)
Other	100	402
Changes in assets and liabilities:
Restricted cash reserves	2,265	123
Hotel receivables	(27,962)	(16,952)
Prepaid expenses and other assets	2,176	(8,045)
Accounts payable and accrued expenses	20,324	5,868
Advance deposits	12,864	7,507
Accrued interest	(1,077)	(340)
Net cash provided by operating activities	164,136	111,704
Cash flows from investing activities:
Additions to properties	(55,357)	(34,273)
Improvements to properties	(5,299)	(4,554)
Acquisition of properties	(439,157)	(127,002)
Deposit on acquisition	25,000	0
Purchase of office furniture and equipment	(124)	(70)
Repayment of note receivable	0	72,000
Restricted cash reserves	(2,577)	(3,797)
Proceeds from sale of property	0	92,706
Property insurance proceeds	470	570
Net cash used in investing activities	(477,044)	(4,420)
Cash flows from financing activities:
Borrowings under credit facilities	653,545	358,357
Repayments under credit facilities	(122,545)	(381,963)
Repayments of mortgage loans	(212,386)	(11,057)
Payment of deferred financing costs	(13)	(4,878)
Purchase of treasury shares	(1,727)	(2,249)
Payment of common offering costs	(192)	(20)
Distributions on earned shares from share awards with market conditions	(334)	(75)
Distributions on preferred shares	(6,092)	(8,221)
Distributions on common shares/units	(84,893)	(58,413)
Net cash provided by (used in) financing activities	225,363	(108,519)
Net change in cash and cash equivalents	(87,545)	(1,235)
Cash and cash equivalents, beginning of period	114,131	13,388
Cash and cash equivalents, end of period	$26,586	$12,153
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
As of June 30, 2015, the Company owned interests in 47 hotels with over 12,000 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2015 and December 2017. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at June 30, 2015. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at June 30, 2015. See Note 6 for additional disclosures related to common units of the Operating Partnership.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
As of June 30, 2015, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate the consolidation of limited partnerships, variable interests and similar entities. This standard will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. The Company is evaluating the effect that ASU No. 2015-02 will have on its consolidated financial statements and related disclosures, but believes it will not have a material impact on its financial reporting.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. This standard will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. The adoption of this standard will only affect the presentation of the Company’s consolidated balance sheet.

3.	Investment in Hotel Properties
Investment in hotel properties as of June 30, 2015 and December 31, 2014 consists of the following:

	June 30, 2015	December 31, 2014
Land	$730,735	$601,962
Buildings and improvements	3,600,294	3,295,233
Furniture, fixtures and equipment	681,359	596,879
Investment in hotel properties, gross	5,012,388	4,494,074
Accumulated depreciation	(1,154,019)	(1,065,518)
Investment in hotel properties, net	$3,858,369	$3,428,556
As of June 30, 2015 and December 31, 2014, buildings and improvements included capital lease assets of $186,711 and accumulated depreciation included amounts related to capital lease assets of $18,218 and $15,513, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.
Depreciation expense was $45,790 and $88,542 for the three and six months ended June 30, 2015, respectively, and $39,200 and $76,858 for the three and six months ended June 30, 2014, respectively.
Acquisitions
In connection with the acquisition of Hotel Vitale on April 2, 2014, the Company incurred acquisition transaction costs of $1,680 and $1,787 that were expensed as incurred during the three and six months ended June 30, 2014, respectively, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
On April 30, 2014, the Company acquired a parcel of land located adjacent to the Company’s Onyx Hotel in Boston, MA. The Company incurred transaction costs of $64 that were expensed as incurred during the three and six months ended June 30, 2014, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
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

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Park Central San Francisco	January 23, 2015	681	San Francisco, CA	$350,000	Highgate Hotels	$0	$230
The Marker Waterfront Resort	March 16, 2015	96	Key West, FL	96,250	Highgate Hotels	(3)	214
Total				$446,250		$(3)	$444
The sources of the funding for the January 23, 2015 acquisition were cash on hand and borrowings under the Company’s senior unsecured credit facility. The source of funding for the March 16, 2015 acquisition was borrowings under the Company’s senior unsecured credit facility. The Company has not yet finalized its determination of fair value for the 2015 acquisitions. A final determination of required fair value adjustments will be made during 2015. Total revenues and net income from the hotels acquired during 2015 of $22,867 and $3,656 for the three months ended June 30, 2015, respectively, and $37,333 and $4,442 for the six months ended June 30, 2015, respectively, are included in the accompanying consolidated statements of operations and comprehensive income.
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

4.	Long-Term Debt
Debt Summary
Debt as of June 30, 2015 and December 31, 2014 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2015	December 31, 2014
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$531,000	$0
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	0
Total borrowings under credit facilities			531,000	0
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Westin Copley Place	5.28%	September 2015 (e)	0	210,000
Westin Michigan Avenue	5.75%	April 2016 (f)	132,309	133,347
Indianapolis Marriott Downtown	5.99%	July 2016 (f)	96,815	97,528
The Roger	6.31%	August 2016	59,580	60,215
Total mortgage loans			288,704	501,090
Total debt			$1,339,704	$1,021,090

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. As of June 30, 2015, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $531,000 was 1.89%. There were no borrowings outstanding at December 31, 2014. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at June 30, 2015 and December 31, 2014. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates at June 30, 2015 and December 31, 2014 of 3.62% and 2.38%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association (“U.S. Bank”) that expire in September 2016. The letters of credit have two one-year extension options and are secured by the Hyatt Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2015 were 0.14% and 0.08% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2014 were 0.13% and 0.03% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loan on June 1, 2015 through borrowings on its senior unsecured credit facility.

(f)	The Company intends to repay the mortgage loan upon maturity through either borrowings on its credit facilities, placement of corporate-level debt or proceeds from a property-level mortgage financing.
Future scheduled debt principal payments as of June 30, 2015 are as follows:

2015	$2,410
2016	286,294
2017	0
2018	573,500
2019	477,500
Total debt	$1,339,704
A summary of the Company’s interest expense and weighted average interest rates for variable rate debt for the three and six months ended June 30, 2015 and 2014 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest Expense:
Interest incurred	$13,422	$14,023	$26,744	$27,542
Amortization of deferred financing costs	549	553	1,096	1,081
Capitalized interest	(76)	(20)	(300)	(79)
Interest expense	$13,895	$14,556	$27,540	$28,544

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	1.89%	1.86%	1.88%	1.86%
LHL unsecured credit facility	1.88%	1.85%	1.88%	1.86%
Massport Bonds	0.09%	0.46%	0.07%	0.45%
Credit Facilities
On January 8, 2014, the Company refinanced its $750,000 senior unsecured credit facility with a syndicate of banks. The credit facility matures on January 8, 2018, subject to two six-month extensions that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility, with a current commitment of $750,000, includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1,050,000. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
On January 8, 2014, LHL also refinanced its $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The LHL credit facility matures on January 8, 2018, subject to two six-month extensions that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility.
The Company’s senior unsecured credit facility and LHL’s unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Term Loans
On May 16, 2012, the Company entered into a $177,500 unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at June 30, 2015, for the full seven-year term (see “Derivative and Hedging Activities” below).
On January 8, 2014, the Company refinanced its $300,000 unsecured term loan (the “Second Term Loan”). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500,000. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at June 30, 2015, through August 2, 2017 (see “Derivative and Hedging Activities” below).
The Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCL”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the First Term Loan’s full seven-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at June 30, 2015. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at June 30, 2015. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following tables present the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the three and six months ended June 30, 2015 and 2014:

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	June 30,			June 30,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swaps	$26	$(4,217)	Interest expense	$1,069	$1,101

	Amount of Loss Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the six months ended			For the six months ended
	June 30,			June 30,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,372)	$(6,272)	Interest expense	$2,139	$2,184
During the six months ended June 30, 2015 and 2014, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of June 30, 2015, there was $1,483 in cumulative unrealized loss of which $1,481 was included in AOCL and $2 was attributable to noncontrolling interests. As of December 31, 2014, there was $750 in cumulative unrealized gain of which $748 was included in AOCL and $2 was attributable to noncontrolling interests. The Company expects that approximately $4,283 will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of June 30, 2015.
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
On June 1, 2015, the Company repaid without fee or penalty the Westin Copley Place mortgage loan in the amount of $210,000 plus accrued interest through borrowings under its senior unsecured credit facility. The loan was due to mature in September 2015. On July 20, 2015, the Company entered into a new $225,000 mortgage loan secured by the Westin Copley Place (see Note 13).
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
As of June 30, 2015, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
Eight of the Company’s hotels, San Diego Paradise Point Resort and Spa, Hyatt Boston Harbor, Indianapolis Marriott Downtown, The Hilton San Diego Resort and Spa, Hotel Solamar, Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale, are subject to ground leases under non-cancelable operating leases expiring from March 2026 to December 2102. Additionally, the restaurant facility for Southernmost Hotel Collection is subject to a ground lease, which expires in April 2019, but the Company can begin negotiating a renewal one year in advance of the lease expiration. The ground lease at Hyatt Boston Harbor expires in March 2026, but the Company has options to extend for over 50 years to 2077. None of the remaining ground leases expire prior to 2045. The Westin Copley Place is subject to a long term air rights lease, which expires in December 2077 and requires no payments through maturity. The ground lease related to the Indianapolis Marriott Downtown requires future ground rent payments of one dollar per year. The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $487 and $980 for the three and six months ended June 30, 2015, respectively, and $501 and $825 for the three and six months ended June 30, 2014, respectively, which is included in total ground rent expense below.
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

Total ground rent expense for the three and six months ended June 30, 2015 was $4,011 and $7,673, respectively. Total ground rent expense for the three and six months ended June 30, 2014 was $3,807 and $6,740, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
Future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2015	$6,262
2016	12,730
2017	13,000
2018	13,186
2019	13,162
Thereafter	604,079
$662,419
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of June 30, 2015, $16,773 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At June 30, 2015, the Company held $21,882 in restricted cash reserves. Included in such amounts are (i) $16,773 of reserve funds for future capital expenditures, (ii) $2,900 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $2,209 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
Common Shares of Beneficial Interest
On January 1, 2015, the Company issued 11,682 common shares of beneficial interest and authorized an additional 4,183 deferred shares to the independent members of its Board of Trustees for their 2014 compensation. These common shares of beneficial interest were issued under the 2014 Plan. Additionally, the Company issued 9,757 common shares of beneficial interest, related to the resignation of a former trustee, for the second of five payouts of his accumulated deferred shares granted as compensation for years 1999 through 2013. These common shares of beneficial interest were issued under the 2009 Plan.
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

On May 18, 2015, the Company issued 933 nonvested shares with service conditions to an employee of the Company. The nonvested shares will vest in three annual installments starting January 1, 2016, subject to continued employment. These common shares of beneficial interest were issued under the 2014 Plan.
On February 20, 2013, the Company entered into an equity distribution agreement (the “2013 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250,000. The offering of the Company’s common shares of beneficial interest under the 2013 Agreement will terminate upon the earlier of (i) the sale of common shares having an aggregate offering price of $250,000 or (ii) the termination of the 2013 Agreement by the Manager or Company. No shares were sold year-to-date 2015. As of June 30, 2015, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230,057.
Common Dividends
The Company paid the following dividends on common shares/units during the six months ended June 30, 2015:

Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Payable Date
$0.38	December 31, 2014	December 31, 2014	January 15, 2015
$0.38	March 31, 2015	March 31, 2015	April 15, 2015
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
Treasury Shares
Treasury shares are accounted for under the cost method. During the six months ended June 30, 2015, the Company received 55,577 common shares of beneficial interest related to employees surrendering shares to pay minimum withholding taxes at the time nonvested shares vested and forfeiting nonvested shares upon resignation.
On August 29, 2011, the Company’s Board of Trustees authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of June 30, 2015, the Company had availability under the Repurchase Program to acquire up to $75,498 of common shares of beneficial interest. However, the Company is not currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares. If authorized by its Board of Trustees, the Company may resume using the Repurchase Program on a future date.
During the six months ended June 30, 2015, the Company re-issued 58,064 treasury shares related to the grants of nonvested shares.
At June 30, 2015, there were 1,541 common shares of beneficial interest in treasury.
Preferred Shares
On July 3, 2014, the Company redeemed the remaining 2,348,888 7 ¼% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”) for $58,722 ($25.00 per share) plus accrued and unpaid dividends through the redemption date, July 3, 2014, of $1,100. The redemption value of the Series G Preferred Shares exceeded their carrying value by $951, of which $942 was incurred in the second quarter of 2014 and is included in the determination of net income attributable to common shareholders for the three and six months ended June 30, 2014. The $951 represents the offering costs related to the redeemed Series G Preferred Shares.
The following preferred shares of beneficial interest were outstanding as of June 30, 2015:

Security Type	Number of Shares
7 ½% Series H Preferred Shares	2,750,000
6 ⅜% Series I Preferred Shares	4,400,000
The 7 ½% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”) and the 6 ⅜% Series I Cumulative Redeemable Preferred Shares (the “Series I Preferred Shares”) (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for all past dividend periods and, with respect to the Series H Preferred Shares, for the current dividend period. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares.
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
Preferred Dividends
The Company paid the following dividends on preferred shares during the six months ended June 30, 2015:

	Dividend per	For the
Security Type	Share (1)	Quarter Ended	Record Date	Payable Date
7 ½% Series H	$0.47	December 31, 2014	January 1, 2015	January 15, 2015
6 ⅜% Series I	$0.40	December 31, 2014	January 1, 2015	January 15, 2015
7 ½% Series H	$0.47	March 31, 2015	April 1, 2015	April 15, 2015
6 ⅜% Series I	$0.40	March 31, 2015	April 1, 2015	April 15, 2015

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
Noncontrolling Interests of Common Units in Operating Partnership
On May 13, 2015, the Company issued an aggregate of 151,077 common shares of beneficial interest in connection with the redemption of 151,077 common units of limited partnership interest held by certain limited partners of the Operating Partnership. These common shares of beneficial interest were issued in reliance on an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company relied on the exemption under Section 4(2) based upon factual representations given by the limited partners who received the common shares of beneficial interest.
As of June 30, 2015, the Operating Partnership had 145,223 common units of limited partnership interest outstanding, representing a 0.1% partnership interest held by the limited partners. As of June 30, 2015, approximately $5,150 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $5,150 is based on the Company’s closing common share price of $35.46 on June 30, 2015, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain limitations, the outstanding common units of limited partnership interest are redeemable for cash, or at the Company’s option, for a like number of common shares of beneficial interest of the Company.

The following schedule presents the effects of changes in the Company’s ownership interest in the Operating Partnership on the Company’s equity:

	For the six months ended
	June 30,
	2015	2014
Net income attributable to common shareholders	$55,503	$76,638
Increase in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	14	12
Change from net income attributable to common shareholders and adjustments to noncontrolling interests	$55,517	$76,650

7.	Equity Incentive Plan
The common shareholders approved the 2014 Plan at the 2014 Annual Meeting of Shareholders held on May 7, 2014, which permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At June 30, 2015, there were 2,803,226 common shares available for future grant under the 2014 Plan. Upon the approval of the 2014 Plan by the common shareholders on May 7, 2014, the 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
Nonvested Share Awards with Service Conditions
From time to time, the Company awards shares under the 2014 Plan to executives, employees and members of the Board of Trustees. The nonvested shares issued to executives and employees generally vest over three years based on continued employment. The shares issued to the members of the Board of Trustees vest immediately upon issuance. The Company determines the grant date fair value of the nonvested shares based upon the closing stock price of its common shares on the New York Stock Exchange on the date of grant and number of shares per the award agreements. Compensation costs are recognized on a straight-line basis over the requisite service period and are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.
A summary of the Company’s nonvested share awards with service conditions as of June 30, 2015 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2015	256,379	$31.00
Granted	63,675	38.82
Vested	(78,483)	28.60
Forfeited	(12,736)	27.13
Nonvested at June 30, 2015 (1)	228,835	$34.20

(1)	Amount excludes 84,401 share awards with market conditions which were earned but nonvested due to a service condition as of June 30, 2015.
As of June 30, 2015 and December 31, 2014, there were $5,550 and $5,113, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of June 30, 2015 and December 31, 2014, these costs were expected to be recognized over a weighted–average period of 1.6 and 1.9 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three and six months ended June 30, 2015 was $188 and $3,152, respectively, and during the three and six months ended June 30, 2014 was $3,225 and $5,602, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $865 and $1,687 for the three and six months ended June 30, 2015, respectively, and $740 and $1,480 for the three and six months ended June 30, 2014, respectively.
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
The tranches described in (1) and (2) are nonvested share awards with market conditions. For the March 19, 2015 Awards, the grant date fair value of the awards with market conditions were estimated by the Company using historical data under the Monte Carlo valuation method provided by a third party consultant. The final values were determined during the second quarter of 2015 with an insignificant cumulative adjustment to compensation cost recorded. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. The grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis.
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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
March 19, 2015 Awards (performance period starting January 1, 2015)
Target amounts	24.40%	0.99%	N/A	N/A	$29.25	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$38.84	33.30%
Peer companies	24.40%	0.99%	N/A	1.011	$40.69	33.30%
March 19, 2015 Awards (performance period starting July 1, 2015)
Target amounts	24.40%	0.99%	N/A	N/A	$31.86	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$38.84	33.30%
Peer companies	24.40%	0.99%	N/A	1.011	$41.00	33.30%
A summary of the Company’s nonvested share awards with either market or performance conditions as of June 30, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	311,625	$33.62
Granted (1)(2)	90,616	36.38
Vested	(53,654)	35.99
Forfeited	0	0.00
Nonvested at June 30, 2015	348,587	$33.98

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
As of June 30, 2015 and December 31, 2014, there were $7,651 and $6,637, respectively, of total unrecognized compensation costs related to nonvested share awards with market or performance conditions. As of June 30, 2015 and December 31, 2014, these costs were expected to be recognized over a weighted–average period of 2.0 years. As of June 30, 2015 and December 31, 2014, there were 308,069 and 254,415 share awards with market or performance conditions vested, respectively. Additionally, there were 84,401 and 29,276 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of June 30, 2015 and December 31, 2014, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $1,019 and $2,051 for the three and six months ended June 30, 2015, respectively, and $845 and $1,654 for the three and six months ended June 30, 2014, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
General and administrative	$25,822	$22,648	$49,729	$42,695
Sales and marketing	19,894	16,120	37,845	30,908
Repairs and maintenance	9,863	9,496	19,474	18,522
Management and incentive fees	11,727	10,984	19,055	17,148
Utilities and insurance	8,289	7,735	17,106	15,871
Franchise fees	2,503	2,419	4,331	4,241
Other expenses	779	377	1,339	817
Total other indirect expenses	$78,877	$69,779	$148,879	$130,202
As of June 30, 2015, LHL leased all 47 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Monaco San Francisco	San Francisco, CA
9.	Hotel Triton	San Francisco, CA
10.	Hotel Vitale	San Francisco, CA
11.	Park Central San Francisco	San Francisco, CA
12.	Serrano Hotel	San Francisco, CA
13.	Villa Florence	San Francisco, CA
14.	Chaminade Resort and Conference Center	Santa Cruz, CA
15.	Viceroy Santa Monica	Santa Monica, CA
16.	Chamberlain West Hollywood	West Hollywood, CA
17.	Le Montrose Suite Hotel	West Hollywood, CA
18.	Le Parc Suite Hotel	West Hollywood, CA
19.	The Grafton on Sunset	West Hollywood, CA
20.	The Donovan	Washington, D.C.
21.	Hotel George	Washington, D.C.
22.	Hotel Helix	Washington, D.C.
23.	Hotel Madera	Washington, D.C.
24.	Hotel Palomar, Washington, DC	Washington, D.C.
25.	Hotel Rouge	Washington, D.C.
26.	Sofitel Washington, DC Lafayette Square	Washington, D.C.
27.	The Liaison Capitol Hill	Washington, D.C.
28.	Topaz Hotel	Washington, D.C.
29.	Southernmost Hotel Collection	Key West, FL
30.	The Marker Waterfront Resort	Key West, FL
31.	Hotel Chicago	Chicago, IL
32.	Westin Michigan Avenue	Chicago, IL
33.	Indianapolis Marriott Downtown	Indianapolis, IN
34.	Hyatt Boston Harbor	Boston, MA
35.	Onyx Hotel	Boston, MA
36.	The Liberty Hotel	Boston, MA
37.	Westin Copley Place	Boston, MA
38.	Gild Hall	New York, NY
39.	The Roger	New York, NY
40.	Park Central Hotel (shared lease with WestHouse Hotel New York)	New York, NY
41.	WestHouse Hotel New York	New York, NY
42.	The Heathman Hotel	Portland, OR
43.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
44.	Westin Philadelphia	Philadelphia, PA
45.	Lansdowne Resort	Lansdowne,VA
46.	Alexis Hotel	Seattle, WA
47.	Hotel Deca	Seattle, WA

9.	Income Taxes
Income tax expense (benefit) was comprised of the following for the three and six months ended June 30, 2015 and 2014:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
LHL’s income tax expense (benefit)	$5,311	$4,549	$232	$(2,078)
Operating Partnership’s income tax expense	263	334	474	569
Total income tax expense (benefit)	$5,574	$4,883	$706	$(1,509)
The Company has estimated LHL’s income tax expense for the six months ended June 30, 2015 by applying an estimated combined federal and state effective tax rate of 38.6% to LHL’s net income of $508. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		June 30, 2015	December 31, 2014
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$145	$1,520
Derivative interest rate instruments	Accounts payable and accrued expenses	$1,628	$770
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$531,000	$532,880	$0	$0
Term loans	$477,500	$481,004	$477,500	$476,996
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$288,704	$293,313	$501,090	$510,250
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using interest rates ranging from 1.5% to 4.4% as of June 30, 2015 and from 1.6% to 4.3% as of December 31, 2014 with a weighted average effective interest rate of 2.2% and 2.9% as of June 30, 2015 and December 31, 2014, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At June 30, 2015 and December 31, 2014, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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
The computation of basic and diluted earnings per common share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to common shareholders	$55,822	$85,610	$55,503	$76,638
Dividends paid on unvested restricted shares	(141)	(101)	(260)	(203)
Undistributed earnings attributable to unvested restricted shares	(14)	(161)	0	(27)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$55,667	$85,348	$55,243	$76,408
Denominator:
Weighted average number of common shares - basic	112,728,085	103,698,332	112,688,122	103,695,013
Effect of dilutive securities:
Compensation-related shares	413,823	326,140	406,518	341,384
Weighted average number of common shares - diluted	113,141,908	104,024,472	113,094,640	104,036,397
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.49	$0.82	$0.49	$0.74
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.49	$0.82	$0.49	$0.73

12.	Supplemental Information to Statements of Cash Flows

	For the six months ended
	June 30,
	2015	2014
Interest paid, net of capitalized interest	$27,521	$27,803
Interest capitalized	300	79
Income taxes paid, net	517	786
Increase in distributions payable on common shares	8,547	9,929
Increase in distributions payable on preferred shares	0	36
Redemption of common units for common shares	3,400	0
Write-off of fully amortized deferred financing costs	131	202
Decrease in accrued capital expenditures	(3,089)	(1,950)
Grant of nonvested shares and awards to employees and executives, net	5,188	3,477
Issuance of common shares for Board of Trustees compensation	691	602
In conjunction with the sale of property, the Company disposed of the following assets and liabilities:
Investment in property, net of closing costs	$0	$92,359
Other assets	0	596
Liabilities	0	(249)
Sale of property	$0	$92,706
In conjunction with the acquisition of properties, the Company assumed the following assets and liabilities:
Investment in properties (after credits at closing)	$(445,734)	$(129,916)
Other assets	(1,897)	(1,033)
Liabilities	8,474	3,947
Acquisition of properties	$(439,157)	$(127,002)

13.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to June 30, 2015:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share/Unit (1)	Ended	Date	Date
Common Shares/Units	$0.45	June 30, 2015	June 30, 2015	July 15, 2015
7 ½% Series H Preferred Shares	$0.47	June 30, 2015	July 1, 2015	July 15, 2015
6 ⅜% Series I Preferred Shares	$0.40	June 30, 2015	July 1, 2015	July 15, 2015
(1)Amounts are rounded to the nearest whole cent for presentation purposes.
On July 20, 2015, the Company entered into a new $225,000 mortgage loan secured by the Westin Copley Place. The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of July 20, 2015 is LIBOR plus 2.00%, which equals 2.19%. The mortgage loan allows for prepayments without penalty after one year, subject to certain terms and conditions.
On July 20, 2015, the Company provided a junior mezzanine loan (the “Mezzanine Loan”) secured by pledges of equity interests in the entities that own the hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The Company entered into the Mezzanine Loan for a total purchase price of $80,000 before closing costs. The Mezzanine Loan bears interest at a variable interest rate equal to LIBOR plus 7.75%, which rate was 7.94% as of July 20, 2015. Interest-only payments are to be received monthly with the option of prepayment, pursuant to certain terms and conditions. The Mezzanine Loan matures on August 9, 2017 and has five one-year extension options, subject to conditions. The Mezzanine Loan is subordinate to a $235,000 first mortgage loan and a $90,000 senior mezzanine loan secured by the properties that also mature on August 9, 2017.

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
As of June 30, 2015, the Company owned interests in 47 hotels with over 12,000 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2015 and December 2017. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at June 30, 2015. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at June 30, 2015.
The Company measures hotel performance by evaluating financial metrics such as room revenue per available room (“RevPAR”), funds from operations attributable to common shareholders and unitholders (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company evaluates the hotels in its portfolio and potential acquisitions using these metrics to determine each portfolio hotel’s contribution or acquisition hotel’s potential contribution toward reaching the Company’s goals of providing income to its shareholders through increases in distributable cash flow and increasing long-term total returns to shareholders through appreciation in the value of its common shares. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire hotel properties, but continues to face significant competition for acquisitions that meet its investment criteria.
During the second quarter of 2015, the Company’s hotels continued to operate within a favorable environment. The economic indicators that the Company tracks were generally encouraging. During the quarter, consumer confidence remained at a high level, signifying elevated consumer optimism. Unemployment dropped to 5.3%, which is the lowest point since April 2008. Enplanements have been steady to slightly up thus far during 2015. Only one of the economic indicators that the Company tracks, corporate profits, has weakened as reported thus far for the second quarter. The U.S. lodging industry performed well during the quarter. Industry demand grew 2.7%, against only a 1.1% supply increase. As a result, industry-wide pricing was strong, leading to average daily rate (“ADR”) growth of 4.8%. The Company’s portfolio benefited from the operating environment, and RevPAR increased during the second quarter of 2015. During the quarter, the Company’s FFO per diluted share/unit increased year-over-year due to improvements in the performance of its hotel portfolio and additional EBITDA generated from hotels acquired during 2014 and 2015. The Company’s EBITDA decreased due to a $43.5 million gain on the sale of Hilton Alexandria Old Town during the second quarter of 2014.
For the second quarter of 2015, the Company had net income attributable to common shareholders of $55.8 million, or $0.49 per diluted share. FFO was $101.8 million, or $0.90 per diluted share/unit (based on 113,356,859 weighted average shares and units outstanding during the three months ended June 30, 2015) and EBITDA was $124.4 million.
Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income or loss attributable to common shareholders, a measurement computed in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014
The economic environment was favorable during the second quarter and the U.S. lodging industry produced strong performance. Industry demand increased during the second quarter of 2015 compared to the same period in 2014, while supply growth was more limited. As a result, industry-wide occupancy increased, enabling operators to increase pricing and grow industry ADR. Within the Company’s hotel portfolio, ADR increased by 4.4%, while occupancy declined by 0.3%, which resulted in RevPAR improvement of 4.1% in the quarter compared to the second quarter of 2014.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, increased $29.6 million from $309.9 million in 2014 to $339.5 million in 2015. This increase is due primarily to the hotel operating revenues generated from the 2014 and 2015 hotel acquisitions, which consist of the acquisitions of Hotel Vitale, The Heathman Hotel, Park Central San Francisco and The Marker Waterfront Resort (collectively, the “2014 and 2015 Acquisition Properties”). The 2014 and 2015 Acquisition Properties, which are not comparable year-over-year, contributed $26.3 million to the increase in hotel operating revenues. Additionally, the effects of the moderately growing U.S. economy, which resulted in a 4.1% increase in RevPAR across the portfolio excluding the Hilton Alexandria Old Town and Hotel Viking (collectively, the “2014 Disposition Properties”), attributable to a 4.4% increase in ADR, partially offset by a 0.3% decrease in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the moderately improving economy:

•	$1.3 million increase from Hotel Chicago;

•	$0.8 million increase from L’Auberge Del Mar;

•	$0.8 million increase from Hyatt Boston Harbor;

•	$0.8 million increase from The Hilton San Diego Resort and Spa;

•	$0.8 million increase from Westin Michigan Avenue;

•	$0.7 million increase from Sofitel Washington, DC Lafayette Square;

•	$0.6 million increase from The Liaison Capitol Hill;

•	$0.6 million increase from Indianapolis Marriott Downtown; and

•	$0.6 million increase from Southernmost Hotel Collection.
These increases are partially offset by a $8.8 million decrease related to the sale of the 2014 Disposition Properties.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $5.1 million across 34 additional hotels in the portfolio.
Other Income
Other income decreased $1.3 million from $3.2 million in 2014 to $1.9 million in 2015 primarily due to decreased insurance gains from insurance proceeds related to minor property damage at various properties and lower non-operating miscellaneous income.
Hotel Operating Expenses
Hotel operating expenses increased $11.0 million from $177.9 million in 2014 to $188.9 million in 2015. This overall increase is primarily due to $16.0 million from the results of the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year.
These increases are partially offset by a $4.8 million decrease related to the sale of the 2014 Disposition Properties.

Hotel operating expenses across the remainder of the portfolio remained relatively constant, decreasing a net $0.2 million across the 43 additional hotels in the portfolio. Cost saving initiatives throughout the portfolio resulted in decreased operating expenses at selected properties, which offset any expense increases incurred in the period.
Depreciation and Amortization
Depreciation and amortization expense increased $6.6 million from $39.3 million in 2014 to $45.9 million in 2015. Of the increase, $3.4 million is attributable to the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $4.3 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity. These increases are partially offset by $1.1 million from the 2014 Disposition Properties, which are not comparable year-over-year.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $2.0 million from $14.4 million in 2014 to $16.4 million in 2015. This increase is primarily due to $1.5 million from the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year. The increase is partially offset by a $0.4 million decrease in real estate taxes, personal property taxes and insurance expense attributable to the sale of the 2014 Disposition properties, which are also not comparable year-over-year. Real estate taxes and personal property taxes increased by $1.0 million across the remaining hotels in the portfolio due primarily to increased property values or tax rates at certain properties, which were slightly offset by successful real estate tax appeals. Insurance expense decreased by $0.1 million reflecting slightly lower premiums throughout the portfolio.
Ground Rent
Ground rent increased $0.2 million from $3.8 million in 2014 to $4.0 million in 2015. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The hotels subject to ground leases increased a net $0.2 million due to improved operating results at these properties.
General and Administrative
General and administrative expense increased $0.5 million from $6.0 million in 2014 to $6.5 million in 2015 due primarily to increased compensation costs, partially due to additional staffing as a result of portfolio growth.
Acquisition Transaction Costs
Acquisition transaction costs of $1.7 million in 2014 and an immaterial amount in 2015 relate to the purchase of the 2014 and 2015 Acquisition Properties.
Other Expenses
Other expenses decreased $1.8 million from $3.1 million in 2014 to $1.3 million in 2015 due primarily to a net decrease of $1.0 million in management transition expenses, severance and pre-opening costs at a number of properties across the portfolio. In addition, losses from property damage, which are largely covered by insurance proceeds, decreased $0.8 million.
Interest Income
Interest income remained constant at an immaterial amount in both 2014 and 2015.
Interest Expense
Interest expense decreased $0.7 million from $14.6 million in 2014 to $13.9 million in 2015 due to a decrease in the Company’s weighted average interest rate, partly offset by an increase in the weighted average debt outstanding. The Company’s weighted average debt outstanding increased from $1.39 billion in 2014 to $1.43 billion in 2015 due primarily to borrowings for the following:

•	additional borrowings to purchase the 2014 and 2015 Acquisition Properties;

•	additional borrowings to redeem the 7 ¼% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”) in July 2014; and

•	additional borrowings to finance other capital improvements during 2014 and 2015.
The above borrowings were partially offset by paydowns with proceeds from the following:

•	the sale of Hilton Alexandria Old Town in June 2014;

•	the sale of Hotel Viking in September 2014;

•	the December 2014 common share offering; and

•	positive operating results from the hotel properties.
The Company’s weighted average interest rate, including the effect of capitalized interest, decreased from 3.9% in 2014 to 3.6% in 2015. This decrease is due in part to the repayment of the Westin Copley Place mortgage loan in June 2015 with proceeds from borrowings on the Company’s senior unsecured credit facility, which carries a lower weighted average interest rate of over 300 basis points. Interest capitalized on renovations increased from an immaterial amount in 2014 to $0.1 million in 2015 primarily due to renovations at various hotels.
Income Tax Expense
Income tax expense increased $0.7 million from $4.9 million in 2014 to $5.6 million in 2015. This increase is primarily the result of an increase in LHL’s net income before income tax expense of $4.6 million from $11.5 million in 2014 to $16.1 million in 2015. For the quarter ended June 30, 2015, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 38.6%.
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
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At June 30, 2015, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $1.1 million from $4.1 million in 2014 to $3.0 million in 2015 due to decreased distributions on the remaining Series G Preferred Shares, which were all redeemed on July 3, 2014.
Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of $0.9 million in 2014 represent the offering costs related to the remaining Series G Preferred Shares, which were all redeemed on July 3, 2014. The excess of fair value paid over carrying value (i.e. offering costs) is included in the determination of net income attributable to common shareholders.
Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014
Industry travel was stronger during the six months ended June 30, 2015 compared to the same period of the prior year. Demand improvements and limited supply growth led to occupancy gains. The occupancy gains have encouraged operators to increase pricing and resulted in ADR growth during the same period. With respect to the Company’s hotels, ADR grew 4.4% during the six months ended June 30, 2015, while occupancy increased 0.2%, which resulted in RevPAR improvement of 4.7% year-over-year.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, increased $62.0 million from $527.0 million in 2014 to $589.0 million in 2015. This increase is due primarily to the hotel operating revenues generated from the 2014 and 2015 Acquisition Properties. The 2014 and 2015 Acquisition Properties, which are not comparable year-over-year, contributed $51.7 million to the increase in hotel operating revenues. Additionally, the effects of the moderately growing U.S. economy, which resulted in a 4.7% increase in RevPAR across the portfolio excluding the 2014 Disposition Properties, attributable to a 4.4% increase in ADR and a 0.2% increase in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the moderately improving economy:

•	$2.9 million increase from Westin Copley Place;

•	$2.2 million increase from Hotel Chicago;

•	$2.0 million increase from Southernmost Hotel Collection;

•	$1.8 million increase from L’Auberge Del Mar;

•	$1.5 million increase from San Diego Paradise Point Resort and Spa;

•	$1.4 million increase from The Hilton San Diego Resort and Spa;

•	$1.0 million increase from Lansdowne Resort;

•	$1.0 million increase from Hyatt Boston Harbor;

•	$1.0 million increase from The Donovan;

•	$1.0 million increase from Serrano Hotel; and

•	$1.0 million increase from Hotel Solamar.
These increases are partially offset by a $13.7 million decrease related to the sale of the 2014 Disposition Properties. In addition, a $1.6 million decrease at Westin Philadelphia partially offset the increase due to the completion of the hotel renovation reflecting the significant number of rooms that were out of service during the period.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $8.8 million across 31 additional hotels in the portfolio.
Other Income
Other income decreased $1.7 million from $4.9 million in 2014 to $3.2 million in 2015 primarily due to decreased insurance gains from insurance proceeds related to minor property damage at various properties and lower non-operating miscellaneous income.
Hotel Operating Expenses
Hotel operating expenses increased $27.7 million from $328.9 million in 2014 to $356.6 million in 2015. This overall increase is primarily due to $33.1 million from the results of the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year.
These increases are partially offset by a $8.9 million decrease related to the sale of the 2014 Disposition Properties.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $3.5 million across the 43 additional hotels in the portfolio. Cost savings initiatives throughout the portfolio resulted in decreased operating expenses at selected properties which partially offset overall increases in hotel operating expenses.
Depreciation and Amortization
Depreciation and amortization expense increased $11.7 million from $77.1 million in 2014 to $88.8 million in 2015. Of the increase, $6.5 million is attributable to the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $7.6 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity. These increases are partially offset by $2.4 million from the 2014 Disposition Properties, which are not comparable year-over-year.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $3.0 million from $29.3 million in 2014 to $32.3 million in 2015. This increase is primarily due to $3.2 million from the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year. The increase is partially offset by a $0.9 million decrease in real estate taxes, personal property taxes and insurance expense attributable to the sale of the 2014 Disposition properties, which are also not comparable year-over-year. Real estate taxes and personal property taxes increased by $1.0 million across the remaining hotels in the portfolio due primarily to increased property values or tax rates at certain properties, which were slightly offset by successful real estate tax appeals. Insurance expense decreased by $0.3 million reflecting slightly lower premiums throughout the portfolio as well as the February 10, 2014 repayment of the $72.0 million mezzanine loan acquired in July 2012 which property insurance was placed on to secure the loan.
Ground Rent
Ground rent increased $1.0 million from $6.7 million in 2014 to $7.7 million in 2015. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. Hotel Vitale, which is not comparable year-over-year, contributed $0.7 million to the 2015 increase. The other hotels subject to ground leases contributed a net $0.3 million to the increase due to improved operating results.
General and Administrative
General and administrative expense increased $1.3 million from $11.5 million in 2014 to $12.8 million in 2015 due primarily to increased compensation costs, partially due to additional staffing as a result of portfolio growth.
Acquisition Transaction Costs
Acquisition transaction costs of $1.9 million in 2014 and $0.4 million in 2015 relate to the purchase of the 2014 and 2015 Acquisition Properties.
Other Expenses
Other expenses decreased $2.7 million from $6.3 million in 2014 to $3.6 million in 2015 due primarily to a net decrease of $1.7 million in management transition expenses, severance and pre-opening costs at a number of properties across the portfolio. In addition, losses from property damage, which are largely covered by insurance proceeds, decreased $0.9 million and retail lease expenses decreased $0.1 million.
Interest Income
Interest income decreased $1.8 million from $1.8 million in 2014 to an immaterial amount in 2015 as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan which was acquired in July 2012.
Interest Expense
Interest expense decreased $1.0 million from $28.5 million in 2014 to $27.5 million in 2015 due to a decrease in the Company’s weighted average interest rate, partly offset by an increase in the weighted average debt outstanding. The Company’s weighted average debt outstanding increased from $1.35 billion in 2014 to $1.36 billion in 2015 due primarily to borrowings for the following:

•	additional borrowings to purchase the 2014 and 2015 Acquisition Properties;

•	additional borrowings to redeem the Series G Preferred Shares in July 2014; and

•	additional borrowings to finance other capital improvements during 2014 and 2015.
The above borrowings were partially offset by paydowns with proceeds from the following:

•	the repayment of the mezzanine loan in February 2014;

•	the sale of Hilton Alexandria Old Town in June 2014;

•	the sale of Hotel Viking in September 2014;

•	the December 2014 common share offering; and

•	positive operating results from the hotel properties.
The Company’s weighted average interest rate, including the effect of capitalized interest, decreased from 4.0% in 2014 to 3.8% in 2015. This decrease is due in part to the repayment of the Westin Copley Place mortgage loan in June 2015 with proceeds from borrowings on the Company’s senior unsecured credit facility, which carries a lower weighted average interest rate of over 300 basis points. Interest capitalized on renovations increased from $0.1 million in 2014 to $0.3 million in 2015 primarily due to renovations at various hotels.
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
Income Tax Expense
Income tax expense increased $2.2 million from an income tax benefit of $1.5 million in 2014 to an income tax expense of $0.7 million in 2015. This increase is primarily the result of an increase in LHL’s net income before income tax expense of $7.3 million from a net loss before income tax benefit of $6.8 million in 2014 to net income before income tax expense of $0.5 million in 2015. For the six months ended June 30, 2015, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 38.6%.

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
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At June 30, 2015, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $2.1 million from $8.2 million in 2014 to $6.1 million in 2015 due to decreased distributions on the remaining Series G Preferred Shares, which were all redeemed on July 3, 2014.
Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of $0.9 million in 2014 represent the offering costs related to the remaining Series G Preferred Shares, which were all redeemed on July 3, 2014. The excess of fair value paid over carrying value (i.e. offering costs) is included in the determination of net income attributable to common shareholders.
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
The following is a reconciliation between net income attributable to common shareholders and FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2015 and 2014 (in thousands, except share and unit data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$55,822	$85,610	$55,503	$76,638
Depreciation	45,790	39,200	88,542	76,858
Amortization of deferred lease costs	72	88	147	175
Noncontrolling interests:
Noncontrolling interests in consolidated entities	8	8	8	8
Noncontrolling interests of common units in Operating Partnership	139	266	154	260
Less: Net gain on sale of property	0	(43,548)	0	(43,548)
FFO attributable to common shareholders and unitholders (1)	$101,831	$81,624	$144,354	$110,391
Weighted average number of common shares and units outstanding:
Basic	112,943,036	103,994,632	112,943,523	103,991,313
Diluted	113,356,859	104,320,772	113,350,041	104,332,697

(1)	FFO attributable to common shareholders and unitholders includes the loss from extinguishment of debt of $2.5 million for the six months ended June 30, 2014.
The following is a reconciliation between net income attributable to common shareholders and EBITDA for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$55,822	$85,610	$55,503	$76,638
Interest expense	13,895	14,556	27,540	28,544
Loss from extinguishment of debt	0	0	0	2,487
Income tax expense (benefit)	5,574	4,883	706	(1,509)
Depreciation and amortization	45,916	39,306	88,794	77,066
Noncontrolling interests:
Noncontrolling interests in consolidated entities	8	8	8	8
Noncontrolling interests of common units in Operating Partnership	139	266	154	260
Distributions to preferred shareholders	3,042	4,142	6,084	8,249
EBITDA (1)	$124,396	$148,771	$178,789	$191,743

(1)	EBITDA includes the gain on sale of Hilton Alexandria Old Town of $43.5 million for the three and six months ended June 30, 2014.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of June 30, 2015, the Company held a total of $21.9 million of restricted cash reserves,

$16.8 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 43 unencumbered properties (subject to certain terms and conditions of the credit agreement) as of June 30, 2015, the sale of one or more properties, equity issuances available under the Company’s shelf registration statement, issuances of common units in the Operating Partnership and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement (as defined under “Equity Issuances and Redemptions” below).
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
Debt Summary
Debt as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2015	December 31, 2014
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$531,000	$0
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	0
Total borrowings under credit facilities			531,000	0
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Westin Copley Place	5.28%	September 2015 (e)	0	210,000
Westin Michigan Avenue	5.75%	April 2016 (f)	132,309	133,347
Indianapolis Marriott Downtown	5.99%	July 2016 (f)	96,815	97,528
The Roger	6.31%	August 2016	59,580	60,215
Total mortgage loans			288,704	501,090
Total debt			$1,339,704	$1,021,090

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. As of June 30, 2015, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $531,000 was 1.89%. There were no borrowings outstanding at December 31, 2014. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at

June 30, 2015 and December 31, 2014. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates at June 30, 2015 and December 31, 2014 of 3.62% and 2.38%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association (“U.S. Bank”) that expire in September 2016. The letters of credit have two one-year extension options and are secured by the Hyatt Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2015 were 0.14% and 0.08% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2014 were 0.13% and 0.03% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loan on June 1, 2015 through borrowings on its senior unsecured credit facility.

(f)	The Company intends to repay the mortgage loan upon maturity through either borrowings on its credit facilities, placement of corporate-level debt or proceeds from a property-level mortgage financing.
A summary of the Company’s interest expense and weighted average interest rates for variable rate debt for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest Expense:
Interest incurred	$13,422	$14,023	$26,744	$27,542
Amortization of deferred financing costs	549	553	1,096	1,081
Capitalized interest	(76)	(20)	(300)	(79)
Interest expense	$13,895	$14,556	$27,540	$28,544

Weighted Average Interest Rates for Variable Rate Debt:
Senior unsecured credit facility	1.89%	1.86%	1.88%	1.86%
LHL unsecured credit facility	1.88%	1.85%	1.88%	1.86%
Massport Bonds	0.09%	0.46%	0.07%	0.45%
Credit Facilities
On January 8, 2014, the Company refinanced its $750.0 million senior unsecured credit facility with a syndicate of banks. The credit facility matures on January 8, 2018, subject to two six-month extensions that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility, with a current commitment of $750.0 million, includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $1.05 billion. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
On January 8, 2014, LHL also refinanced its $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The LHL credit facility matures on January 8, 2018, subject to two six-month extensions that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility.
The Company’s senior unsecured credit facility and LHL’s unsecured credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.

Term Loans
On May 16, 2012, the Company entered into a $177.5 million unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at June 30, 2015, for the full seven-year term (see “Derivative and Hedging Activities” below).
On January 8, 2014, the Company refinanced its $300.0 million unsecured term loan (the “Second Term Loan”). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500.0 million. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at June 30, 2015, through August 2, 2017 (see “Derivative and Hedging Activities” below).
The Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCL”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the First Term Loan’s full seven-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at June 30, 2015. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at June 30, 2015. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following tables present the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive income, including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	June 30,			June 30,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swaps	$26	$(4,217)	Interest expense	$1,069	$1,101

	Amount of Loss Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the six months ended			For the six months ended
	June 30,			June 30,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,372)	$(6,272)	Interest expense	$2,139	$2,184
During the six months ended June 30, 2015 and 2014, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of June 30, 2015, there was $1.5 million in cumulative unrealized loss, of which $1.5 million was included in AOCL and an immaterial amount was attributable to noncontrolling interests. As of December 31, 2014, there was $0.8 million in cumulative unrealized gain, of which $0.8 million was included in AOCL and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $4.3 million will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of June 30, 2015.
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
On June 1, 2015, the Company repaid without fee or penalty the Westin Copley Place mortgage loan in the amount of $210.0 million plus accrued interest through borrowings under its senior unsecured credit facility. The loan was due to mature in September 2015. On July 20, 2015, the Company entered into a new $225.0 million mortgage loan secured by the Westin Copley Place. The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of July 20, 2015 is LIBOR plus 2.00%, which equals 2.19%. The mortgage loan allows for prepayments without penalty after one year, subject to certain terms and conditions.
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
As of June 30, 2015, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		June 30, 2015	December 31, 2014
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$145	$1,520
Derivative interest rate instruments	Accounts payable and accrued expenses	$1,628	$770
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$531,000	$532,880	$0	$0
Term loans	$477,500	$481,004	$477,500	$476,996
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$288,704	$293,313	$501,090	$510,250
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using interest rates ranging from 1.5% to 4.4% as of June 30, 2015 and from 1.6% to 4.3% as of December 31, 2014 with a weighted average effective interest rate of 2.2% and 2.9% as of June 30, 2015 and December 31, 2014, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At June 30, 2015 and December 31, 2014, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Issuances and Redemptions
On February 20, 2013, the Company entered into an equity distribution agreement (the “2013 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250.0 million. The offering of the Company’s common shares of beneficial interest under the 2013 Agreement will terminate upon the earlier of (i) the sale of common shares having an aggregate offering price of $250.0 million or (ii) the termination of the 2013 Agreement by the Manager or Company. No shares were sold year-to-date 2015. As of June 30, 2015, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230.1 million.
Sources and Uses of Cash
As of June 30, 2015, the Company had $26.6 million of cash and cash equivalents and $21.9 million of restricted cash reserves, $16.8 million of which was available for future capital expenditures. Additionally, the Company had $216.5 million available under the Company’s senior unsecured credit facility, with $2.5 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.
Net cash provided by operating activities was $164.1 million for the six months ended June 30, 2015 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $477.0 million for the six months ended June 30, 2015 primarily due to the purchases of the Park Central San Francisco and The Marker Waterfront Resort and outflows for improvements and additions at the hotels.
Net cash provided by financing activities was $225.4 million for the six months ended June 30, 2015 primarily due to net proceeds from the credit facilities, partially offset by mortgage loan repayments including the $210.0 million early repayment of the Westin Copley Place mortgage loan, forfeiture of common shares into treasury, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 43 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales, equity issuances available under the Company’s shelf registration statement, issuances of common units in the Operating Partnership and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement. The Company also considers capital improvements, and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 43 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales or the issuance of additional equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 43 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales, estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement, issuances of common units in the Operating Partnership and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.
Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Company’s reserve funds.
Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of June 30, 2015 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans	$288,704	$135,078	$153,626	$0	$0
Mortgage loans interest	17,146	8,696	8,450	0	0
Borrowings under credit facilities (1)	531,000	0	531,000	0	0
Credit facilities interest (1)	25,703	10,203	15,500	0	0
Rents (2)	662,419	12,623	25,957	26,536	597,303
Massport Bonds (1)	42,500	0	42,500	0	0
Massport Bonds interest (1)	99	37	62	0	0
Term loans (3)	477,500	0	0	477,500	0
Term loans interest (3)	48,214	13,792	25,875	8,547	0
Purchase commitments (4)
Purchase orders and letters of commitment	39,003	39,003	0	0	0
Total obligations and commitments	$2,132,288	$219,432	$802,970	$512,583	$597,303

(1)
Interest expense is calculated based on the variable rate as of June 30, 2015. It is assumed that the outstanding debt as of June 30, 2015 will be repaid upon maturity with interest-only payments until then.

(2)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(3)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan and the five-year term ending August 2, 2017 for the Second Term Loan, resulting in fixed all-in interest rates of 3.62% and 2.38%, respectively, at the Company’s current leverage ratio (as defined in the agreements). It is assumed that the outstanding debt as of June 30, 2015 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of June 30, 2015 for the unswapped period of the Second Term Loan.

(4)
As of June 30, 2015, purchase orders and letters of commitment totaling approximately $39.0 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three and six months ended June 30, 2015 and 2014:

	For the three months ended			For the six months ended
	June 30,			June 30,
	2015	2014	Variance	2015	2014	Variance
Occupancy	87.0%	87.3%	-0.3%	80.6%	80.4%	0.2%
ADR	$252.51	$241.90	4.4%	$236.16	$226.11	4.4%
RevPAR	$219.76	$211.14	4.1%	$190.34	$181.88	4.7%
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
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of June 30, 2015, $573.5 million of the Company’s aggregate indebtedness (42.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.
If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $1.5 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $573.5 million, the balance as of June 30, 2015.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2015. There were no changes to the Company’s internal control over financial reporting during the second quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Investments in hotel-related mortgage assets, including mezzanine loans, subject the Company to the risk of loss.
The Company may originate or acquire hotel-related mortgage assets, including mezzanine loans. Investments in real estate mortgages and subordinated real estate loans are subject to the risk that one or more borrowers may default and that the collateral securing mortgages may not be sufficient or, in the case of subordinated mezzanine loans, available to enable the Company to recover its full investment in these loans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Common Units and Recent Sales of Unregistered Securities
During the three months ended June 30, 2015, the Company issued an aggregate of 151,077 common shares of beneficial interest in connection with the redemption of 151,077 common units of limited partnership interest held by certain limited partners of the Operating Partnership. These common shares of beneficial interest were issued in reliance on an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company relied on the exemption under Section 4(2) based upon factual representations given by the limited partners who received the common shares of beneficial interest.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2015 - April 30, 2015	—	$—	—	$—
May 1, 2015 - May 31, 2015	—	$—	—	$—
June 1, 2015 - June 30, 2015	1,541	$35.82	—	$—
Total	1,541	$35.82	—	$75,498,000

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

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on July 22, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	July 22, 2015	BY:	/s/ BRUCE A. RIGGINS
Bruce A. Riggins
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on July 22, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements