Form 10-Q
period 2015-09-30
LaSalle Hotel Properties
filed 2015-10-22
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at October 22, 2015
Common Shares of Beneficial Interest ($0.01 par value)	112,929,159
7 ½% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000
6 ⅜% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,825,815	$3,428,556
Note receivable (Note 3)	80,000	0
Property under development	41,157	35,613
Cash and cash equivalents	23,323	114,131
Restricted cash reserves (Note 5)	26,038	21,570
Hotel receivables (net of allowance for doubtful accounts of $380 and $300, respectively)	52,550	30,338
Deferred financing costs, net	7,622	6,564
Deferred tax assets	1,855	1,447
Prepaid expenses and other assets	44,010	61,730
Total assets	$4,102,370	$3,699,949
Liabilities:
Borrowings under credit facilities (Note 4)	$380,000	$0
Term loans (Note 4)	477,500	477,500
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (Note 4)	512,532	501,090
Accounts payable and accrued expenses	201,953	161,835
Advance deposits	33,883	19,447
Accrued interest	2,809	3,729
Distributions payable	53,926	45,462
Total liabilities	1,705,103	1,251,563
Commitments and contingencies
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $178,750), 40,000,000 shares authorized; 7,150,000 shares issued and outstanding (Note 6)	72	72
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 113,115,442 shares issued and 112,929,159 shares outstanding, and 112,828,536 shares issued and 112,824,508 shares outstanding, respectively (Note 6)	1,131	1,127
Treasury shares, at cost (Note 6)	(5,753)	(138)
Additional paid-in capital, net of offering costs of $80,155 and $80,124, respectively	2,681,859	2,673,888
Accumulated other comprehensive (loss) income (Note 4)	(4,651)	748
Distributions in excess of retained earnings	(278,633)	(233,988)
Total shareholders’ equity	2,394,025	2,441,709
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	17	17
Noncontrolling interests of common units in Operating Partnership (Note 6)	3,225	6,660
Total noncontrolling interests	3,242	6,677
Total equity	2,397,267	2,448,386
Total liabilities and equity	$4,102,370	$3,699,949
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Hotel operating revenues:
Room	$233,993	$222,006	$647,031	$587,705
Food and beverage	68,688	63,399	205,083	189,921
Other operating department	24,472	21,291	64,049	56,105
Total hotel operating revenues	327,153	306,696	916,163	833,731
Other income	2,557	1,306	5,736	6,240
Total revenues	329,710	308,002	921,899	839,971
Expenses:
Hotel operating expenses:
Room	56,283	52,344	161,002	147,495
Food and beverage	48,268	45,986	142,455	137,830
Other direct	4,960	6,772	13,807	18,500
Other indirect (Note 8)	78,070	69,722	226,949	199,924
Total hotel operating expenses	187,581	174,824	544,213	503,749
Depreciation and amortization	46,208	38,821	135,002	115,887
Real estate taxes, personal property taxes and insurance	17,045	13,878	49,331	43,210
Ground rent (Note 5)	4,491	4,279	12,164	11,019
General and administrative	6,173	6,278	18,941	17,804
Acquisition transaction costs (Note 3)	55	0	499	1,851
Other expenses	9,149	573	12,753	6,830
Total operating expenses	270,702	238,653	772,903	700,350
Operating income	59,008	69,349	148,996	139,621
Interest income	1,294	2	1,301	1,801
Interest expense	(13,250)	(14,499)	(40,790)	(43,043)
Loss from extinguishment of debt (Note 4)	0	0	0	(2,487)
Income before income tax benefit (expense)	47,052	54,852	109,507	95,892
Income tax benefit (expense) (Note 9)	490	(2,997)	(216)	(1,488)
Income before gain on sale of properties	47,542	51,855	109,291	94,404
Gain on sale of properties (Note 3)	0	49,657	0	93,205
Net income	47,542	101,512	109,291	187,609
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	0	0	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(75)	(297)	(229)	(557)
Net income attributable to noncontrolling interests	(75)	(297)	(237)	(565)
Net income attributable to the Company	47,467	101,215	109,054	187,044
Distributions to preferred shareholders	(3,043)	(3,042)	(9,127)	(11,291)
Issuance costs of redeemed preferred shares (Note 6)	0	(9)	0	(951)
Net income attributable to common shareholders	$44,424	$98,164	$99,927	$174,802

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.39	$0.94	$0.88	$1.68
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.39	$0.94	$0.88	$1.67
Weighted average number of common shares outstanding:
Basic	112,731,358	103,798,853	112,702,693	103,730,007
Diluted	113,137,284	104,133,553	113,113,859	104,059,030

Comprehensive Income:
Net income	$47,542	$101,512	$109,291	$187,609
Other comprehensive income:
Unrealized (loss) gain on interest rate derivative instruments (Note 4)	(4,245)	1,551	(8,617)	(4,721)
Reclassification adjustment for amounts recognized in net income (Note 4)	1,071	1,113	3,210	3,297
	44,368	104,176	103,884	186,185
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	0	0	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(71)	(305)	(221)	(553)
Comprehensive income attributable to noncontrolling interests	(71)	(305)	(229)	(561)
Comprehensive income attributable to the Company	$44,297	$103,871	$103,655	$185,624
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$95	$1,039	$(14)	$2,379,246	$4,603	$(281,578)	$2,103,391	$18	$6,054	$6,072	$2,109,463
Issuance of shares, net of offering costs	0	1	0	560	0	0	561	0	0	0	561
Redemption of preferred shares	(23)	0	0	(57,757)	0	(951)	(58,731)	0	0	0	(58,731)
Repurchase of common shares into treasury	0	0	(2,936)	0	0	0	(2,936)	0	0	0	(2,936)
Deferred compensation, net	0	0	2,238	2,560	0	0	4,798	0	0	0	4,798
Adjustments to noncontrolling interests	0	0	0	24	0	0	24	0	(24)	(24)	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(314)	(314)	0	0	0	(314)
Distributions on common shares/units ($1.03 per share/unit)	0	0	0	0	0	(107,301)	(107,301)	0	(305)	(305)	(107,606)
Distributions on preferred shares	0	0	0	0	0	(11,291)	(11,291)	(9)	0	(9)	(11,300)
Net income	0	0	0	0	0	187,044	187,044	8	557	565	187,609
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(4,708)	0	(4,708)	0	(13)	(13)	(4,721)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	3,288	0	3,288	0	9	9	3,297
Balance, September 30, 2014	$72	$1,040	$(712)	$2,324,633	$3,183	$(214,391)	$2,113,825	$17	$6,278	$6,295	$2,120,120

Balance, December 31, 2014	$72	$1,127	$(138)	$2,673,888	$748	$(233,988)	$2,441,709	$17	$6,660	$6,677	$2,448,386
Issuance of shares, net of offering costs	0	2	0	660	0	0	662	0	0	0	662
Repurchase of common shares into treasury	0	0	(7,424)	0	0	0	(7,424)	0	0	0	(7,424)
Unit conversion	0	2	0	3,398	0	0	3,400	0	(3,400)	(3,400)	0
Deferred compensation, net	0	0	1,809	3,899	0	0	5,708	0	0	0	5,708
Adjustments to noncontrolling interests	0	0	0	14	0	0	14	0	(14)	(14)	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(334)	(334)	0	0	0	(334)
Distributions on common shares/units ($1.28 per share/unit)	0	0	0	0	0	(144,238)	(144,238)	0	(242)	(242)	(144,480)
Distributions on preferred shares	0	0	0	0	0	(9,127)	(9,127)	(8)	0	(8)	(9,135)
Net income	0	0	0	0	0	109,054	109,054	8	229	237	109,291
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(8,604)	0	(8,604)	0	(13)	(13)	(8,617)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	3,205	0	3,205	0	5	5	3,210
Balance, September 30, 2015	$72	$1,131	$(5,753)	$2,681,859	$(4,651)	$(278,633)	$2,394,025	$17	$3,225	$3,242	$2,397,267
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$109,291	$187,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,002	115,887
Amortization of deferred financing costs, mortgage premium and note receivable discount	1,799	599
Loss from extinguishment of debt	0	2,487
Gain on sale of properties	0	(93,205)
Amortization of deferred compensation	5,708	4,798
Deferred income tax benefit	(408)	(64)
Allowance for doubtful accounts	80	89
Other	406	404
Changes in assets and liabilities:
Restricted cash reserves	2,281	(80)
Hotel receivables	(20,921)	(22,893)
Prepaid expenses and other assets	(9,650)	622
Accounts payable and accrued expenses	31,091	4,419
Advance deposits	12,371	5,834
Accrued interest	(920)	(298)
Net cash provided by operating activities	266,130	206,208
Cash flows from investing activities:
Additions to properties	(83,844)	(57,480)
Improvements to properties	(8,816)	(4,583)
Acquisition of properties	(439,157)	(127,002)
Deposit on acquisition	25,000	0
Purchase of office furniture and equipment	(137)	(94)
Acquisition of note receivable	(80,000)	0
Repayment of note receivable	0	72,000
Restricted cash reserves	(6,749)	(2,838)
Proceeds from sale of properties	0	167,838
Property insurance proceeds	1,134	1,438
Net cash (used in) provided by investing activities	(592,569)	49,279
Cash flows from financing activities:
Borrowings under credit facilities	789,895	468,820
Repayments under credit facilities	(409,895)	(531,426)
Proceeds from mortgage loan	225,000	0
Repayments of mortgage loans	(213,558)	(12,158)
Payment of deferred financing costs	(2,857)	(5,138)
Purchase of treasury shares	(7,424)	(2,936)
Payment of common offering costs	(201)	(20)
Distributions on earned shares from share awards with market conditions	(334)	(314)
Redemption of preferred shares	0	(58,722)
Distributions on preferred shares	(9,135)	(12,363)
Distributions on common shares/units	(135,860)	(97,534)
Net cash provided by (used in) financing activities	235,631	(251,791)
Net change in cash and cash equivalents	(90,808)	3,696
Cash and cash equivalents, beginning of period	114,131	13,388
Cash and cash equivalents, end of period	$23,323	$17,084
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
As of September 30, 2015, the Company owned interests in 47 hotels with over 12,000 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2015 and December 2017. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at September 30, 2015. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at September 30, 2015. See Note 6 for additional disclosures related to common units of the Operating Partnership.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Share-Based Compensation
From time to time, the Company awards shares under the 2014 Equity Incentive Plan (“2014 Plan”), which has approximately eight years remaining, as compensation to executives, employees and members of the Board of Trustees (see Note 7). The shares issued to executives and employees generally vest over three years. The shares issued to members of the Board of Trustees vest immediately upon issuance. The Company recognizes compensation expense for nonvested shares with service conditions or service and market conditions on a straight-line basis over the vesting period based upon the fair value of the shares on the date of issuance, adjusted for forfeitures. Compensation expense for nonvested shares with service and performance conditions is recognized based on the fair value of the estimated number of shares expected to vest, as revised throughout the vesting period, adjusted for forfeitures. The 2014 Plan replaced the 2009 Equity Incentive Plan (“2009 Plan”) in May 2014.
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
As of September 30, 2015, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
Notes Receivable
Notes receivable are carried at cost, net of any premiums or discounts which are recognized as an adjustment of yield over the remaining life of the note using the effective interest method. Any costs related to notes receivable are expensed as incurred.

Interest income is recorded on the accrual basis consistent with the terms of the notes receivable. A note is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest contractually due. The Company considers historical payment patterns, general and industry specific economic factors and operating results in determining the probability of default. Interest previously accrued but not collected becomes part of the Company’s recorded investment in the note receivable for purposes of assessing impairment. The Company applies interest payments received on non-accrual notes receivable first to accrued interest and then as interest income. Notes receivable return to accrual status when contractually current and the collection of future payments is reasonably assured.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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

3.	Investment in Hotel Properties
Investment in hotel properties as of September 30, 2015 and December 31, 2014 consists of the following:

	September 30, 2015	December 31, 2014
Land	$730,735	$601,962
Buildings and improvements	3,603,600	3,295,233
Furniture, fixtures and equipment	691,523	596,879
Investment in hotel properties, gross	5,025,858	4,494,074
Accumulated depreciation	(1,200,043)	(1,065,518)
Investment in hotel properties, net	$3,825,815	$3,428,556
As of September 30, 2015 and December 31, 2014, buildings and improvements included capital lease assets of $186,711 and accumulated depreciation included amounts related to capital lease assets of $19,571 and $15,513, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.
Depreciation expense was $46,080 and $134,622 for the three and nine months ended September 30, 2015, respectively, and $38,715 and $115,573 for the three and nine months ended September 30, 2014, respectively.
Acquisitions
In connection with the acquisition of Hotel Vitale on April 2, 2014, the Company incurred acquisition transaction costs of zero and $1,787 that were expensed as incurred during the three and nine months ended September 30, 2014, respectively, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
On April 30, 2014, the Company acquired a parcel of land located adjacent to the Company’s Onyx Hotel in Boston, MA. The Company incurred transaction costs of zero and $64 that were expensed as incurred during the three and nine months ended

September 30, 2014, respectively, which expenses are included in the accompanying consolidated statements of operations and comprehensive income.
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

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Park Central San Francisco	January 23, 2015	681	San Francisco, CA	$350,000	Highgate Hotels	$0	$230
The Marker Waterfront Resort	March 16, 2015	96	Key West, FL	96,250	Highgate Hotels	0	214
Total for 2015 Acquisitions				$446,250		0	444
Mezzanine Loan (1)						55	55
Total						$55	$499
(1) See “Note Receivable” below.
The sources of the funding for the January 23, 2015 acquisition were cash on hand and borrowings under the Company’s senior unsecured credit facility. The source of funding for the March 16, 2015 acquisition was borrowings under the Company’s senior unsecured credit facility. The Company has not yet finalized its determination of fair value for the 2015 acquisitions. A final determination of required fair value adjustments will be made during 2015. Total revenues and net income from the hotels acquired during 2015 of $23,645 and $3,399 for the three months ended September 30, 2015, respectively, and $60,978 and $7,841 for the nine months ended September 30, 2015, respectively, are included in the accompanying consolidated statements of operations and comprehensive income.
Dispositions
On June 17, 2014, the Company sold the Hilton Alexandria Old Town for $93,380. This sale did not represent a strategic shift in the Company’s business plan or primary markets, and therefore, does not qualify as discontinued operations. The Company recognized a gain of zero and $43,548 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014, respectively. The sale of the property was recorded on the full accrual method.
On September 10, 2014, the Company sold the Hotel Viking for $77,000. This sale did not represent a strategic shift in the Company’s business plan or primary markets, and therefore, does not qualify as discontinued operations. The Company recognized a gain of $49,657 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014. The sale of the property was recorded on the full accrual method. In conjunction with the sale of Hotel Viking, the Company executed a reverse 1031 exchange with Hotel Vitale, which was purchased on April 2, 2014. The reverse 1031 exchange has no effect on the Company’s GAAP financial reporting and does not have a material impact on the Company’s tax positions and expected tax expense.
Note Receivable
On July 20, 2015, the Company provided a junior mezzanine loan (the “Mezzanine Loan”) secured by pledges of equity interests in the entities that own the hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The Company entered into the Mezzanine Loan for a total purchase price of $80,000 before closing costs. The Mezzanine Loan bears interest at a variable interest rate equal to LIBOR plus 7.75%, which rate was 7.96% as of September 30, 2015. Interest-only payments are to be received monthly with the option of prepayment, pursuant to certain terms and conditions. The Mezzanine Loan matures on August 9, 2017 and has five one-year extension options, subject to conditions. The Mezzanine Loan is subordinate to a $235,000 first mortgage loan and a $90,000 senior mezzanine loan secured by the properties that also mature on August 9, 2017.

4.	Long-Term Debt
Debt Summary
Debt as of September 30, 2015 and December 31, 2014 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	September 30, 2015	December 31, 2014
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$380,000	$0
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	0
Total borrowings under credit facilities			380,000	0
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Westin Copley Place	5.28%	September 2015 (e)	0	210,000
Westin Michigan Avenue	5.75%	April 2016 (f)	131,800	133,347
Indianapolis Marriott Downtown	5.99%	July 2016 (f)	96,467	97,528
The Roger	6.31%	August 2016 (f)	59,265	60,215
Westin Copley Place	Floating (g)	August 2018 (g)	225,000	0
Total mortgage loans			512,532	501,090
Total debt			$1,412,532	$1,021,090

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. As of September 30, 2015, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $200,000 and $180,000 were 1.91% and 1.90%, respectively. There were no borrowings outstanding at December 31, 2014. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at September 30, 2015 and December 31, 2014. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates at September 30, 2015 and December 31, 2014 of 3.62% and 2.38%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association (“U.S. Bank”) that expire in September 2016. The letters of credit have two one-year extension options and are secured by the Hyatt Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of September 30, 2015 were 0.15% and 0.03% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2014 were 0.13% and 0.03% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loan on June 1, 2015 through borrowings on its senior unsecured credit facility.

(f)	The Company intends to repay the mortgage loan upon maturity through either borrowings on its credit facilities, placement of corporate-level debt or proceeds from a property-level mortgage financing.

(g)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of September 30, 2015 was LIBOR plus 2.00%, which equaled 2.21%. The mortgage loan allows for prepayments without penalty after one year, subject to certain terms and conditions.

Future scheduled debt principal payments as of September 30, 2015 are as follows:

2015	$1,238
2016	286,294
2017	0
2018	647,500
2019	477,500
Total debt	$1,412,532
A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three and nine months ended September 30, 2015 and 2014 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest Expense:
Interest incurred	$12,735	$14,003	$39,479	$41,545
Amortization of deferred financing costs	703	545	1,799	1,626
Capitalized interest	(188)	(49)	(488)	(128)
Interest expense	$13,250	$14,499	$40,790	$43,043

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	1.89%	1.86%	1.89%	1.86%
LHL unsecured credit facility	1.90%	1.85%	1.88%	1.86%
Massport Bonds	0.05%	0.46%	0.06%	0.45%
Mortgage loan (Westin Copley Place)	2.20%	N/A	2.20%	N/A
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

Term Loans
On May 16, 2012, the Company entered into a $177,500 unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate through May 16, 2019 based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at September 30, 2015, for the full seven-year term (see “Derivative and Hedging Activities” below).
On January 8, 2014, the Company refinanced its $300,000 unsecured term loan (the “Second Term Loan”). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500,000. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at September 30, 2015, through August 2, 2017 (see “Derivative and Hedging Activities” below).
The Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCL”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the First Term Loan’s full seven-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at September 30, 2015. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at September 30, 2015. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following tables present the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive income, including the location and amount of unrealized (loss) gain on outstanding derivative instruments in cash flow hedging relationships, for the three and nine months ended September 30, 2015 and 2014:

	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	September 30,			September 30,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,245)	$1,551	Interest expense	$1,071	$1,113

	Amount of Loss Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the nine months ended			For the nine months ended
	September 30,			September 30,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(8,617)	$(4,721)	Interest expense	$3,210	$3,297
During the nine months ended September 30, 2015 and 2014, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of September 30, 2015, there was $4,657 in cumulative unrealized loss of which $4,651 was included in AOCL and $6 was attributable to noncontrolling interests. As of December 31, 2014, there was $750 in cumulative unrealized gain of which $748 was included in AOCL and $2 was attributable to noncontrolling interests. The Company expects that approximately $4,217 will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of September 30, 2015.
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
As of September 30, 2015, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
A summary of the Company’s hotels subject to non-cancelable operating leases as of September 30, 2015 is as follows:

Lease Properties	Lease Type	Lease Expiration Date
Southernmost Beach Resort Key West (formerly Southernmost Hotel Collection) (Restaurant facility)	Ground lease	April 2019 (1)
Hyatt Boston Harbor	Ground lease	March 2026 (2)
The Hilton San Diego Resort and Spa	Ground lease	December 2045
San Diego Paradise Point Resort and Spa	Ground lease	May 2050
Hotel Vitale	Ground lease	March 2056 (3)
Viceroy Santa Monica	Ground lease	September 2065
Westin Copley Place (4)	Air rights lease	December 2077
The Liberty Hotel	Ground lease	May 2080
Indianapolis Marriott Downtown (5)	Ground lease	June 2099 (5)
Hotel Solamar	Ground lease	December 2102
(1) The Company can begin negotiating a renewal one year in advance of the lease expiration date.
(2) The Company has options, subject to certain terms and conditions, to extend the ground lease for 51 years to 2077.
(3) The Company has the option, subject to certain terms and conditions, to extend the ground lease for 14 years to 2070.
(4) No payments are required through maturity.
(5) Requires future ground rent payments of one dollar per year. The Company has options, subject to certain terms and conditions, to extend the ground lease for 50 years to 2149.
The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $483 and $1,463 for the three and nine months ended September 30, 2015, respectively, and $498 and $1,323 for the three and nine months ended September 30, 2014, respectively, which is included in total ground rent expense below.
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

Total ground rent expense for the three and nine months ended September 30, 2015 was $4,491 and $12,164, respectively. Total ground rent expense for the three and nine months ended September 30, 2014 was $4,279 and $11,019, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
Future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2015	$3,120
2016	12,682
2017	12,952
2018	13,138
2019	13,114
Thereafter	602,619
$657,625
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of September 30, 2015, $20,946 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At September 30, 2015, the Company held $26,038 in restricted cash reserves. Included in such amounts are (i) $20,946 of reserve funds for future capital expenditures, (ii) $2,883 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $2,209 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
On February 20, 2013, the Company entered into an equity distribution agreement (the “2013 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250,000. The offering of the Company’s common shares of beneficial interest under the 2013 Agreement will terminate upon the earlier of (i) the sale of common shares having an aggregate offering price of $250,000 or (ii) the termination of the 2013 Agreement by the Manager or Company. No shares were sold year-to-date 2015. As of September 30, 2015, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230,057. The Company is not currently authorized by its Board of Trustees to issue and sell common shares under the 2013 Agreement. If authorized by its Board of Trustees, the Company may resume using the 2013 Agreement on a future date.
Common Dividends
The Company paid the following dividends on common shares/units during the nine months ended September 30, 2015:

Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Payable Date
$0.38	December 31, 2014	December 31, 2014	January 15, 2015
$0.38	March 31, 2015	March 31, 2015	April 15, 2015
$0.45	June 30, 2015	June 30, 2015	July 15, 2015
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
Treasury Shares
Treasury shares are accounted for under the cost method. During the nine months ended September 30, 2015, the Company received 55,577 common shares of beneficial interest related to employees surrendering shares to pay minimum withholding taxes at the time nonvested shares vested and forfeiting nonvested shares upon resignation.
The Company’s Board of Trustees previously authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. In August 2015, the Company repurchased 184,742 common shares of beneficial interest under the Repurchase Program for a total of $5,697, including commissions of $6. As of September 30, 2015, the Company had availability under the Repurchase Program to acquire up to $69,807 of common shares of beneficial interest. The Company is currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares.
During the nine months ended September 30, 2015, the Company re-issued 58,064 treasury shares related to the grants of nonvested shares.
At September 30, 2015, there were 186,283 common shares of beneficial interest in treasury.
Preferred Shares
On July 3, 2014, the Company redeemed the remaining 2,348,888 7 ¼% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”) for $58,722 ($25.00 per share) plus accrued and unpaid dividends through the redemption date, July 3, 2014, of $1,100. The redemption value of the Series G Preferred Shares exceeded their carrying value by $951, of which $9 and $951 are included in the determination of net income attributable to common shareholders for the three and nine months ended September 30, 2014, respectively. The $951 represents the offering costs related to the redeemed Series G Preferred Shares.
The following preferred shares of beneficial interest were outstanding as of September 30, 2015:

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
Preferred Dividends
The Company paid the following dividends on preferred shares during the nine months ended September 30, 2015:

	Dividend per	For the
Security Type	Share (1)	Quarter Ended	Record Date	Payable Date
7 ½% Series H	$0.47	December 31, 2014	January 1, 2015	January 15, 2015
6 ⅜% Series I	$0.40	December 31, 2014	January 1, 2015	January 15, 2015
7 ½% Series H	$0.47	March 31, 2015	April 1, 2015	April 15, 2015
6 ⅜% Series I	$0.40	March 31, 2015	April 1, 2015	April 15, 2015
7 ½% Series H	$0.47	June 30, 2015	July 1, 2015	July 15, 2015
6 ⅜% Series I	$0.40	June 30, 2015	July 1, 2015	July 15, 2015

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
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
As of September 30, 2015, the Operating Partnership had 145,223 common units of limited partnership interest outstanding, representing a 0.1% partnership interest held by the limited partners. As of September 30, 2015, approximately $4,123 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $4,123 is based on the Company’s closing common share price of $28.39 on September 30, 2015, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain limitations, the outstanding common units of limited partnership interest are redeemable for cash, or at the Company’s option, for a like number of common shares of beneficial interest of the Company.

The following schedule presents the effects of changes in the Company’s ownership interest in the Operating Partnership on the Company’s equity:

	For the nine months ended
	September 30,
	2015	2014
Net income attributable to common shareholders	$99,927	$174,802
Increase in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	14	24
Change from net income attributable to common shareholders and adjustments to noncontrolling interests	$99,941	$174,826

7.	Equity Incentive Plan
The common shareholders approved the 2014 Plan at the 2014 Annual Meeting of Shareholders held on May 7, 2014, which permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At September 30, 2015, there were 2,801,294 common shares available for future grant under the 2014 Plan. Upon the approval of the 2014 Plan by the common shareholders on May 7, 2014, the 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
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
A summary of the Company’s nonvested share awards with service conditions as of September 30, 2015 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2015	256,379	$31.00
Granted	63,675	38.82
Vested	(78,483)	28.60
Forfeited	(12,736)	27.31
Nonvested at September 30, 2015 (1)	228,835	$33.29

(1)	Amount excludes 84,401 share awards with market conditions which were earned but nonvested due to a service condition as of September 30, 2015.
As of September 30, 2015 and December 31, 2014, there were $4,732 and $5,113, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of September 30, 2015 and December 31, 2014, these costs were expected to be recognized over a weighted–average period of 1.5 and 1.9 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three and nine months ended September 30, 2015 was zero and $3,152, respectively, and during the three and nine months ended September 30, 2014 was zero and $5,602, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $818 and $2,505 for the three and nine months ended September 30, 2015, respectively, and $740 and $2,220 for the three and nine months ended September 30, 2014, respectively.
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
On March 19, 2015, the Company’s Board of Trustees granted a target of 61,660 nonvested share awards with either market or performance conditions to executives (the “March 19, 2015 Awards”). The actual amounts of the shares awarded with respect to 30,829 of the 61,660 shares will be determined on January 1, 2018, based on the performance measurement period of January 1, 2015 through December 31, 2017, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 30,831 of the 61,660 shares will be determined on July 1, 2018, based on the performance measurement period of July 1, 2015 through June 30, 2018, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2018 and July 1, 2018, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 30,829 shares, amortization commenced on March 19, 2015, the beginning of the requisite service period, and, with respect to 30,831 shares, amortization commenced on July 1, 2015, the beginning of the requisite service period.
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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
March 19, 2015 Awards (performance period starting January 1, 2015)
Target amounts	24.40%	0.99%	N/A	N/A	$29.25	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$38.84	33.30%
Peer companies	24.40%	0.99%	N/A	1.011	$40.69	33.30%
March 19, 2015 Awards (performance period starting July 1, 2015)
Target amounts	24.40%	0.99%	N/A	N/A	$31.86	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$38.84	33.30%
Peer companies	24.40%	0.99%	N/A	1.011	$41.00	33.30%
A summary of the Company’s nonvested share awards with either market or performance conditions as of September 30, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	311,625	$33.62
Granted (1)	90,616	36.38
Vested	(53,654)	35.99
Forfeited	0	0.00
Nonvested at September 30, 2015	348,587	$33.98

(1)	Amount includes an additional 28,956 shares issued on January 1, 2015 from the January 26, 2012 grant, which were earned in excess of the target amount.
As of September 30, 2015 and December 31, 2014, there were $6,496 and $6,637, respectively, of total unrecognized compensation costs related to nonvested share awards with market or performance conditions. As of September 30, 2015 and December 31, 2014, these costs were expected to be recognized over a weighted–average period of 1.8 and 2.0 years, respectively. As of September 30, 2015 and December 31, 2014, there were 308,069 and 254,415 share awards with market or performance conditions vested, respectively. Additionally, there were 84,401 and 29,276 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of September 30, 2015 and December 31, 2014, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $1,154 and $3,205 for the three and nine months ended September 30, 2015, respectively, and $924 and $2,578 for the three and nine months ended September 30, 2014, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
General and administrative	$26,066	$22,270	$75,795	$64,965
Sales and marketing	18,445	15,832	56,290	46,740
Repairs and maintenance	10,090	9,417	29,564	27,939
Management and incentive fees	10,570	10,813	29,625	27,961
Utilities and insurance	9,235	8,730	26,341	24,601
Franchise fees	2,802	2,200	7,133	6,441
Other expenses	862	460	2,201	1,277
Total other indirect expenses	$78,070	$69,722	$226,949	$199,924
As of September 30, 2015, LHL leased all 47 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	The Marker San Francisco (formerly Hotel Monaco San Francisco)	San Francisco, CA
9.	Hotel Triton	San Francisco, CA
10.	Hotel Vitale	San Francisco, CA
11.	Park Central San Francisco	San Francisco, CA
12.	Serrano Hotel	San Francisco, CA
13.	Villa Florence	San Francisco, CA
14.	Chaminade Resort and Conference Center	Santa Cruz, CA
15.	Viceroy Santa Monica	Santa Monica, CA
16.	Chamberlain West Hollywood	West Hollywood, CA
17.	Le Montrose Suite Hotel	West Hollywood, CA
18.	Le Parc Suite Hotel	West Hollywood, CA
19.	The Grafton on Sunset	West Hollywood, CA
20.	The Donovan	Washington, D.C.
21.	Hotel George	Washington, D.C.
22.	Hotel Helix	Washington, D.C.
23.	Hotel Madera	Washington, D.C.
24.	Hotel Palomar, Washington, DC	Washington, D.C.
25.	Hotel Rouge	Washington, D.C.
26.	Sofitel Washington, DC Lafayette Square	Washington, D.C.
27.	The Liaison Capitol Hill	Washington, D.C.
28.	Topaz Hotel	Washington, D.C.
29.	Southernmost Beach Resort Key West	Key West, FL
30.	The Marker Waterfront Resort	Key West, FL
31.	Hotel Chicago	Chicago, IL
32.	Westin Michigan Avenue	Chicago, IL
33.	Indianapolis Marriott Downtown	Indianapolis, IN
34.	Hyatt Boston Harbor	Boston, MA
35.	Onyx Hotel	Boston, MA
36.	The Liberty Hotel	Boston, MA
37.	Westin Copley Place	Boston, MA
38.	Gild Hall	New York, NY
39.	The Roger	New York, NY
40.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
41.	WestHouse Hotel New York	New York, NY
42.	The Heathman Hotel	Portland, OR
43.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
44.	Westin Philadelphia	Philadelphia, PA
45.	Lansdowne Resort	Lansdowne,VA
46.	Alexis Hotel	Seattle, WA
47.	Hotel Deca	Seattle, WA

9.	Income Taxes
Income tax (benefit) expense was comprised of the following for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
LHL’s income tax (benefit) expense	$(463)	$2,824	$(231)	$746
Operating Partnership’s income tax (benefit) expense	(27)	173	447	742
Total income tax (benefit) expense	$(490)	$2,997	$216	$1,488
The Company has estimated LHL’s income tax expense for the nine months ended September 30, 2015 by applying an estimated combined federal and state effective tax rate of 38.3% to LHL’s net income of $567. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		September 30, 2015	December 31, 2014
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$0	$1,520
Derivative interest rate instruments	Accounts payable and accrued expenses	$4,657	$770
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$80,000	$80,000	$0	$0
Borrowings under credit facilities	$380,000	$381,219	$0	$0
Term loans	$477,500	$480,763	$477,500	$476,996
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$512,532	$516,312	$501,090	$510,250
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using interest rates ranging from 1.5% to 4.4% as of September 30, 2015 and from 1.6% to 4.3% as of December 31, 2014 with a weighted average effective interest rate of 2.2% and 2.9% as of September 30, 2015 and December 31, 2014, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s. At September 30, 2015, the carrying amount of the note receivable was representative of its fair value due to the short-term nature and recent acquisition of this instrument.
At September 30, 2015 and December 31, 2014, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to common shareholders	$44,424	$98,164	$99,927	$174,802
Dividends paid on unvested restricted shares	(141)	(101)	(401)	(304)
Undistributed earnings attributable to unvested restricted shares	0	(153)	0	(201)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$44,283	$97,910	$99,526	$174,297
Denominator:
Weighted average number of common shares - basic	112,731,358	103,798,853	112,702,693	103,730,007
Effect of dilutive securities:
Compensation-related shares	405,926	334,700	411,166	329,023
Weighted average number of common shares - diluted	113,137,284	104,133,553	113,113,859	104,059,030
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.39	$0.94	$0.88	$1.68
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.39	$0.94	$0.88	$1.67

12.	Supplemental Information to Statements of Cash Flows

	For the nine months ended
	September 30,
	2015	2014
Interest paid, net of capitalized interest	$39,911	$41,715
Interest capitalized	488	128
Income taxes paid, net	3,272	894
Increase in distributions payable on common shares	8,464	9,944
Decrease in distributions payable on preferred shares	0	(1,064)
Redemption of common units for common shares	3,400	0
Write-off of fully amortized deferred financing costs	131	273
Decrease in accrued capital expenditures	(563)	(2,341)
Grant of nonvested shares and awards to employees and executives, net	5,188	6,921
Issuance of common shares for Board of Trustees compensation	691	602
In conjunction with the sale of properties, the Company disposed of the following assets and liabilities:
Investment in properties, net of closing costs	$0	$167,921
Other assets	0	1,397
Liabilities	0	(1,480)
Sale of properties	$0	$167,838
In conjunction with the acquisition of properties, the Company assumed the following assets and liabilities:
Investment in properties (after credits at closing)	$(445,734)	$(129,916)
Other assets	(1,897)	(1,033)
Liabilities	8,474	3,947
Acquisition of properties	$(439,157)	$(127,002)

13.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to September 30, 2015:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share/Unit (1)	Ended	Date	Date
Common Shares/Units	$0.45	September 30, 2015	September 30, 2015	October 15, 2015
7 ½% Series H Preferred Shares	$0.47	September 30, 2015	October 1, 2015	October 15, 2015
6 ⅜% Series I Preferred Shares	$0.40	September 30, 2015	October 1, 2015	October 15, 2015
(1)Amounts are rounded to the nearest whole cent for presentation purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	the risk of a material failure, inadequacy, interruption or security failure of the Company’s or the hotel managers’ information technology networks and systems; and

•	the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent Quarterly Reports on Form 10-Q, as updated elsewhere in this report.

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
As of September 30, 2015, the Company owned interests in 47 hotels with over 12,000 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2015 and December 2017. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at September 30, 2015. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at September 30, 2015.
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
Third Quarter Overview
During the third quarter of 2015, the Company’s hotels continued to operate within a favorable environment. The economic indicators that the Company tracks were generally encouraging. During the quarter, consumer confidence remained at a high level, signifying elevated consumer optimism. Unemployment dropped to 5.1%, which is the lowest point since April 2008. Enplanements have been steady to slightly up thus far during 2015. Only one of the economic indicators that the Company tracks, corporate profits, has weakened this year, as reported for the second quarter and thus far for the third quarter. The U.S. lodging industry performed well during the quarter. Industry demand grew 2.5%, against only an 1.2% supply increase. As a result, industry-wide pricing was strong, leading to average daily rate (“ADR”) growth of 4.5%. The Company’s portfolio benefited from the operating environment, and RevPAR increased during the third quarter of 2015, excluding the impact from the hotel workers’ union (the “Union”) disruption at the Park Central Hotel New York and WestHouse Hotel New York, which is discussed below. During the quarter, the Company’s FFO per diluted share/unit decreased year-over-year due to the Union disruption at Park Central Hotel New York and WestHouse Hotel New York. This negative impact was partially offset by improvements in the performance of its hotel portfolio and additional EBITDA generated from hotels acquired during 2014 and 2015. The Company’s third quarter EBITDA decreased primarily due to a $49.7 million gain on the sale of Hotel Viking during the third quarter of 2014. The Company’s year-to-date EBITDA also decreased due to a $43.5 million gain on the sale of Hilton Alexandria Old Town during the second quarter of 2014.
For the third quarter of 2015, the Company had net income attributable to common shareholders of $44.4 million, or $0.39 per diluted share. FFO was $90.7 million, or $0.80 per diluted share/unit (based on 113,282,507 weighted average shares and units outstanding during the three months ended September 30, 2015) and EBITDA was $106.5 million.
The Company transitioned management companies at three of its hotels in San Francisco in July 2015. As a result of these transitions, in late August, the Union alleged health and safety violations at two of the Company’s hotels in Manhattan: Park Central Hotel New York and WestHouse Hotel New York. The Company believes these allegations were a targeted attack against the Company related to the three hotels in San Francisco. Despite the fact that neither hotel has received any New York City or New York State health or safety violations during or since the time the allegations began, both hotels had no choice but to test against all claims.
In order to adequately test for these alleged violations, the Park Central Hotel New York and WestHouse Hotel New York were forced to close many of their available rooms during the final six weeks of the third quarter and for the first three weeks of the fourth quarter. As a result, during September, both hotels combined ran 14.5% occupancy and their RevPAR declined by 85.1% compared to the prior year.
In order to resolve the dispute at the Park Central Hotel New York and WestHouse Hotel New York, the Company reached an agreement with the Union, and as of October 22, both hotels are back to normal operations. Pursuant to the agreement, the Company agreed that two of its hotels in San Francisco are subject to card check neutrality, which will be effective in phases over the next year and a half. In return, the Company received concessions from the Union at both of these hotels as well as certain hotels in other markets.
The temporary interruption at the Park Central Hotel New York and WestHouse Hotel New York negatively impacted the Company’s portfolio-wide third quarter results, decreasing RevPAR by 320 basis points based on forecasted occupancy and rate levels at the hotels.
Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income or loss attributable to common shareholders, a measurement computed in accordance with U.S. generally accepted accounting principles (“GAAP”).
On July 20, 2015, the Company provided a junior mezzanine loan (the “Mezzanine Loan”) secured by pledges of equity interests in the entities that own the hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The Company entered into the Mezzanine Loan for a total purchase price of $80.0 million before closing costs. The Mezzanine Loan bears interest at a variable interest rate equal to LIBOR plus 7.75%, which rate was 7.96% as of September 30, 2015. Interest-only payments are to be received monthly with the option of prepayment, pursuant to certain terms and conditions. The Mezzanine Loan matures on August 9, 2017 and has five one-year extension options, subject to conditions. The Mezzanine Loan is subordinate to a $235.0 million first mortgage loan and a $90.0 million senior mezzanine loan secured by the properties that also mature on August 9, 2017.
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
Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014
The economic environment was favorable in the third quarter and the U.S. lodging industry produced strong performance, even though the growth during the quarter was more uneven than it was during recent quarters. Industry demand increased during the third quarter of 2015 compared to the same period in 2014, while supply growth was more limited. As a result, industry-wide occupancy increased, enabling operators to increase pricing and grow industry ADR. Within the Company’s hotel portfolio, ADR increased by 0.3%, while occupancy declined by 2.7%, which resulted in a RevPAR decline of 2.4% in the quarter compared to the third quarter of 2014. As adjusted to exclude the negative impact from the temporary interruption at the Park Central Hotel and WestHouse Hotel New York discussed above, the Company estimates that pro forma RevPAR for the portfolio increased by 0.8%.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, increased $20.5 million from $306.7 million in 2014 to $327.2 million in 2015. This increase is due primarily to the hotel operating revenues generated from the 2014 and 2015 hotel acquisitions, which consist of the acquisitions of The Heathman Hotel, Park Central San Francisco and The Marker Waterfront Resort (collectively, the “Fourth Quarter 2014 and First Quarter 2015 Acquisition Properties”). The Fourth Quarter 2014 and First Quarter 2015 Acquisition Properties, which are not comparable year-over-year, contributed $27.3 million to the increase in hotel operating revenues. Additionally, the effects of the moderately improving U.S. economy, which resulted in a 1.1% increase in RevPAR across the portfolio excluding the Hotel Viking, which was disposed of on September 10, 2014, and the Park Central Hotel New York and WestHouse Hotel New York, attributable to a 2.0% increase in ADR, partially offset by a 0.8% decrease in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the moderately improving economy:

•	$2.0 million increase from Westin Copley Place;

•	$1.3 million increase from Hyatt Boston Harbor;

•	$1.0 million increase from L’Auberge Del Mar;

•	$0.9 million increase from Hotel Chicago; and

•	$0.9 million increase from The Hilton San Diego Resort and Spa.
These increases are partially offset by a $5.4 million decrease related to the sale of the Hotel Viking. Additionally, total room, food and beverage and other operating department revenues significantly decreased by $8.0 million at the Park Central Hotel New York and WestHouse Hotel New York due to the disruptive Union activity at the hotels. Hotel operating revenue from Lansdowne Resort decreased by $1.0 million due to lower group business and slightly lower occupancy for the period.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $1.5 million across 36 additional hotels in the portfolio.
Other Income
Other income increased $1.3 million from $1.3 million in 2014 to $2.6 million in 2015 primarily due to increased insurance gains from insurance proceeds related to minor property damage at various properties.
Hotel Operating Expenses
Hotel operating expenses increased $12.8 million from $174.8 million in 2014 to $187.6 million in 2015. This overall increase is primarily due to $15.6 million from the results of the Fourth Quarter 2014 and First Quarter 2015 Acquisition Properties, which are not comparable year-over-year.
The overall increase is partially offset by a $2.5 million decrease related to the sale of the Hotel Viking. Additionally, total room, food and beverage and other direct and other indirect expenses decreased by $1.1 million at the Park Central Hotel New York and WestHouse Hotel New York reflecting the decreased revenue due to the disruptive Union activity at the hotels.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $0.8 million across the 42 additional hotels in the portfolio. Cost saving initiatives throughout the portfolio resulted in decreased operating expenses at selected properties, which offset any expense increases incurred in the period.
Depreciation and Amortization
Depreciation and amortization expense increased $7.4 million from $38.8 million in 2014 to $46.2 million in 2015. Of the increase, $3.4 million is attributable to the Fourth Quarter 2014 and First Quarter 2015 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $4.2 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity. These increases are partially offset by a $0.2 million decrease related to the sale of the Hotel Viking, which is not comparable year-over-year.

Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $3.1 million from $13.9 million in 2014 to $17.0 million in 2015. This increase is primarily due to $1.5 million from the Fourth Quarter 2014 and First Quarter 2015 Acquisition Properties, which are not comparable year-over-year. The increase is partially offset by a $0.2 million decrease in real estate taxes, personal property taxes and insurance expense attributable to the sale of the Hotel Viking, which is also not comparable year-over-year. Real estate taxes and personal property taxes increased by $1.9 million across the remaining hotels in the portfolio due primarily to increased property values or tax rates at certain properties, primarily the two Chicago properties, which were slightly offset by successful real estate tax appeals. Insurance expense decreased by $0.1 million reflecting slightly lower premiums throughout the portfolio.
Ground Rent
Ground rent increased $0.2 million from $4.3 million in 2014 to $4.5 million in 2015. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. The hotels subject to ground leases increased a net $0.2 million due to improved operating results at these properties.
General and Administrative
General and administrative expense decreased $0.1 million from $6.3 million in 2014 to $6.2 million in 2015 due primarily to decreased professional fees.
Acquisition Transaction Costs
Acquisition transaction costs of an immaterial amount in 2015 relate to the placing of the Mezzanine Loan.
Other Expenses
Other expenses increased $8.5 million from $0.6 million in 2014 to $9.1 million in 2015 due primarily to an increase of $4.6 million in one-time expenses associated with the alleged health and safety claims by the Union at the Park Central Hotel New York and WestHouse Hotel New York. These expenses include guest relocation expenses, clean up, legal and payroll. A $2.7 million increase in management transition expenses, severance and pre-opening costs in 2015 was incurred primarily at four of the Company’s San Francisco properties. In addition, losses from property damage, which are largely covered by insurance proceeds, increased $0.7 million, and retail lease expense and miscellaneous expense increased a combined $0.5 million.
Interest Income
Interest income increased $1.3 million from an immaterial amount in 2014 to $1.3 million in 2015 as a result of the interest income earned on the Mezzanine Loan, which was acquired in July 2015.
Interest Expense
Interest expense decreased $1.2 million from $14.5 million in 2014 to $13.3 million in 2015 due to a decrease in the Company’s weighted average interest rate, partly offset by an increase in the weighted average debt outstanding. The Company’s weighted average debt outstanding increased from $1.32 billion in 2014 to $1.47 billion in 2015 due primarily to borrowings for the following:

•	additional borrowings to purchase the Fourth Quarter 2014 and First Quarter 2015 Acquisition Properties;

•	additional borrowings to redeem the 7 ¼% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”) in July 2014; and

•	additional borrowings to finance other capital improvements during 2014 and 2015.
The above borrowings were partially offset by paydowns with proceeds from the following:

•	the sale of Hotel Viking in September 2014;

•	the December 2014 common share offering; and

•	positive operating results from the hotel properties.
The Company’s weighted average interest rate, including the effect of capitalized interest, decreased from 4.1% in 2014 to 3.3% in 2015. This decrease is due in part to the repayment of the Westin Copley Place 5.28% fixed rate mortgage loan in June 2015 and replacing it with a variable rate mortgage loan on Westin Copley Place in July 2015, which had a rate of 2.21% as of September 30, 2015. Interest capitalized on renovations increased from an immaterial amount in 2014 to $0.2 million in 2015 primarily due to renovations at various hotels.

Income Tax Benefit
Income tax changed by $3.5 million from an income tax expense of $3.0 million in 2014 to an income tax benefit of $0.5 million in 2015. This change is the result of a decrease in LHL’s net income before income tax expense of $8.9 million from $9.0 million in 2014 to $0.1 million in 2015. The 2015 income tax expense was offset by the impact of the finalization and related adjustments of the 2014 federal and state tax returns during the 2015 period. For the quarter ended September 30, 2015, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 38.3%.
Gain on Sale of Property
The gain on sale of property of $49.7 million relates to the sale of Hotel Viking on September 10, 2014.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At September 30, 2015, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders remain the same at $3.0 million in 2014 and 2015.

Issuance Costs of Redeemed Preferred Shares
Issuance costs of redeemed preferred shares of an immaterial amount in 2014 represent the offering costs related to the remaining Series G Preferred Shares, which were all redeemed on July 3, 2014. The excess of fair value over carrying value (i.e. offering costs) is included in the determination of net income attributable to common shareholders.
Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014
Industry travel was stronger during the nine months ended September 30, 2015 compared to the same period of the prior year. Demand improvements and limited supply growth led to occupancy gains. The occupancy gains have encouraged operators to increase pricing and resulted in ADR growth during the same period. With respect to the Company’s hotels, ADR grew 2.8% during the nine months ended September 30, 2015, while occupancy decreased 0.8%, which resulted in RevPAR improvement of 2.0% year-over-year. As adjusted to exclude the negative impact from the temporary interruption at the Park Central Hotel and WestHouse Hotel New York discussed above, the Company estimates that pro forma RevPAR for the portfolio increased by 3.2%.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, increased $82.5 million from $833.7 million in 2014 to $916.2 million in 2015. This increase is due primarily to the hotel operating revenues generated from the 2014 and 2015 hotel acquisitions, which consist of the acquisitions of Hotel Vitale, The Heathman Hotel, Park Central San Francisco and The Marker Waterfront Resort (collectively, the “2014 and 2015 Acquisition Properties”). The 2014 and 2015 Acquisition Properties, which are not comparable year-over-year, contributed $79.6 million to the increase in hotel operating revenues. Additionally, the effects of the moderately improving U.S. economy, which resulted in a 3.6% increase in RevPAR across the portfolio, excluding the Hilton Alexandria Old Town and Hotel Viking (collectively, the “2014 Disposition Properties”) and the Park Central Hotel New York and WestHouse Hotel New York, attributable to a 4.1% increase in ADR, partially offset by a 0.5% decrease in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the moderately improving economy:

•	$4.9 million increase from Westin Copley Place;

•	$3.1 million increase from Hotel Chicago;

•	$2.8 million increase from L’Auberge Del Mar;

•	$2.6 million increase from Southernmost Beach Resort Key West;

•	$2.3 million increase from Hyatt Boston Harbor;

•	$2.2 million increase from The Hilton San Diego Resort and Spa; and

•	$1.6 million increase from San Diego Paradise Point Resort and Spa.
These increases are partially offset by a $19.0 million decrease related to the sale of the 2014 Disposition Properties. Additionally, total room, food and beverage and other operating department revenues significantly decreased by $7.2 million at the Park Central Hotel New York and WestHouse Hotel New York due to the disruptive Union activity at the hotels. Hotel operating revenue from Westin Philadelphia decreased by $1.9 million due to the completion of the hotel renovation reflecting the significant number of rooms that were out of service during the renovation period.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $11.5 million across 33 additional hotels in the portfolio.
Other Income
Other income decreased $0.5 million from $6.2 million in 2014 to $5.7 million in 2015 primarily due to lower non-operating miscellaneous income, partially offset by increased insurance gains from insurance proceeds related to minor property damage at various properties.
Hotel Operating Expenses
Hotel operating expenses increased $40.5 million from $503.7 million in 2014 to $544.2 million in 2015. This overall increase is primarily due to $48.9 million from the results of the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year.
The overall increase is partially offset by a $11.4 million decrease related to the sale of the 2014 Disposition Properties. Additionally, total room, food and beverage and other direct and other indirect expenses decreased by $2.5 million at the Park Central Hotel New York and WestHouse Hotel New York reflecting the decreased revenue due to the disruptive Union activity at the hotels.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $5.5 million across the 41 additional hotels in the portfolio. Cost savings initiatives throughout the portfolio resulted in decreased operating expenses at selected properties which partially offset overall increases in hotel operating expenses.
Depreciation and Amortization
Depreciation and amortization expense increased $19.1 million from $115.9 million in 2014 to $135.0 million in 2015. Of the increase, $9.9 million is attributable to the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $11.8 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity. These increases are partially offset by $2.6 million from the 2014 Disposition Properties, which are not comparable year-over-year.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $6.1 million from $43.2 million in 2014 to $49.3 million in 2015. This increase is primarily due to $4.7 million from the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year. The increase is partially offset by a $1.0 million decrease in real estate taxes, personal property taxes and insurance expense attributable to the sale of the 2014 Disposition properties, which are also not comparable year-over-year. Real estate taxes and personal property taxes increased by $2.8 million across the remaining hotels in the portfolio due primarily to increased property values or tax rates at certain properties, primarily the two Chicago properties, which were slightly offset by successful real estate tax appeals. Insurance expense decreased by $0.4 million reflecting slightly lower premiums throughout the portfolio.
Ground Rent
Ground rent increased $1.2 million from $11.0 million in 2014 to $12.2 million in 2015. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. Hotel Vitale, which is not comparable year-over-year, contributed $0.7 million to the 2015 increase. The other hotels subject to ground leases contributed a net $0.5 million to the increase due to improved operating results.

General and Administrative
General and administrative expense increased $1.1 million from $17.8 million in 2014 to $18.9 million in 2015 due primarily to increased compensation costs, partially due to additional staffing as a result of portfolio growth.
Acquisition Transaction Costs
Acquisition transaction costs of $1.9 million in 2014 and $0.5 million in 2015 relate to the purchase of the 2014 and 2015 Acquisition Properties and the placing of the Mezzanine Loan.
Other Expenses
Other expenses increased $6.0 million from $6.8 million in 2014 to $12.8 million in 2015 due primarily to an increase of $4.6 million in one-time expenses associated with the alleged health and safety claims by the Union at the Park Central Hotel New York and WestHouse Hotel New York. These expenses include guest relocation expenses, clean up, legal and payroll. A net $1.0 million increase in management transition expenses, severance and pre-opening costs in 2015 was incurred at a number of properties across the portfolio. In addition, losses from property damage, retail lease expenses and other miscellaneous expenses increased by a net $0.4 million.
Interest Income
Interest income decreased $0.5 million from $1.8 million in 2014 to $1.3 million in 2015 as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan which was acquired in July 2012, partially offset by the placing of the new $80.0 million Mezzanine Loan, which was acquired in July 2015.
Interest Expense
Interest expense decreased $2.2 million from $43.0 million in 2014 to $40.8 million in 2015 due to a decrease in the Company’s weighted average interest rate, partly offset by an increase in the weighted average debt outstanding. The Company’s weighted average debt outstanding increased from $1.34 billion in 2014 to $1.40 billion in 2015 due primarily to borrowings for the following:

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
The Company’s weighted average interest rate, including the effect of capitalized interest, decreased from 4.0% in 2014 to 3.6% in 2015. This decrease is due in part to the repayment of the Westin Copley Place 5.28% fixed rate mortgage loan in June 2015 and replacing it with a variable rate mortgage loan on Westin Copley Place in July 2015, which had a rate of 2.21% as of September 30, 2015. Interest capitalized on renovations increased from $0.1 million in 2014 to $0.5 million in 2015 primarily due to renovations at various hotels.
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
Income Tax Expense
Income tax expense decreased $1.3 million from $1.5 million in 2014 to $0.2 million in 2015. This decrease is primarily the result of a decrease in LHL’s net income before income tax expense of $1.7 million from $2.3 million in 2014 to $0.6 million in 2015 and the impact of the finalization and related adjustments of the 2014 federal and state tax returns during the 2015 period. For the nine months ended September 30, 2015, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 38.3%.

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
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At September 30, 2015, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $2.2 million from $11.3 million in 2014 to $9.1 million in 2015 due to decreased distributions on the remaining Series G Preferred Shares, which were all redeemed on July 3, 2014.
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
The following is a reconciliation between net income attributable to common shareholders and FFO attributable to common shareholders and unitholders for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and unit data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$44,424	$98,164	$99,927	$174,802
Depreciation	46,080	38,715	134,622	115,573
Amortization of deferred lease costs	72	86	219	261
Noncontrolling interests:
Noncontrolling interests in consolidated entities	0	0	8	8
Noncontrolling interests of common units in Operating Partnership	75	297	229	557
Less: Net gain on sale of properties	0	(49,657)	0	(93,205)
FFO attributable to common shareholders and unitholders (1)	$90,651	$87,605	$235,005	$197,996
Weighted average number of common shares and units outstanding:
Basic	112,876,581	104,095,153	112,920,964	104,026,307
Diluted	113,282,507	104,429,853	113,332,130	104,355,330

(1)	FFO attributable to common shareholders and unitholders includes the loss from extinguishment of debt of $2.5 million for the nine months ended September 30, 2014.
The following is a reconciliation between net income attributable to common shareholders and EBITDA for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$44,424	$98,164	$99,927	$174,802
Interest expense	13,250	14,499	40,790	43,043
Loss from extinguishment of debt	0	0	0	2,487
Income tax (benefit) expense	(490)	2,997	216	1,488
Depreciation and amortization	46,208	38,821	135,002	115,887
Noncontrolling interests:
Noncontrolling interests in consolidated entities	0	0	8	8
Noncontrolling interests of common units in Operating Partnership	75	297	229	557
Distributions to preferred shareholders	3,043	3,042	9,127	11,291
EBITDA (1)	$106,510	$157,820	$285,299	$349,563

(1)
EBITDA includes the gain on sale of Hotel Viking of $49.7 million for the three and nine months ended September 30, 2014 and the gain on sale of Hilton Alexandria Old Town of $43.5 million for the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of September 30, 2015, the Company held a total of $26.0 million of restricted cash reserves, $20.9 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 42 unencumbered properties (subject to certain terms and conditions of the credit agreement) as of September 30, 2015, the sale of one or more properties, equity issuances available under the Company’s shelf registration statement, issuances of common units in the Operating Partnership and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement (as defined under “Equity Issuances and Redemptions” below).
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
Debt Summary
Debt as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	September 30, 2015	December 31, 2014
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$380,000	$0
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	0
Total borrowings under credit facilities			380,000	0
Term loans
First Term Loan	Floating (c)	May 2019	177,500	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Total term loans			477,500	477,500
Massport Bonds
Hyatt Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Westin Copley Place	5.28%	September 2015 (e)	0	210,000
Westin Michigan Avenue	5.75%	April 2016 (f)	131,800	133,347
Indianapolis Marriott Downtown	5.99%	July 2016 (f)	96,467	97,528
The Roger	6.31%	August 2016 (f)	59,265	60,215
Westin Copley Place	Floating (g)	August 2018 (g)	225,000	0
Total mortgage loans			512,532	501,090
Total debt			$1,412,532	$1,021,090

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. As of September 30, 2015, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $200,000 and $180,000 were 1.91% and 1.90%, respectively. There were no borrowings outstanding at December 31, 2014. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at September 30, 2015 and December 31, 2014. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates at September 30, 2015 and December 31, 2014 of 3.62% and 2.38%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association (“U.S. Bank”) that expire in September 2016. The letters of credit have two one-year extension options and are secured by the Hyatt Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of September 30, 2015 were 0.15% and 0.03% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2014 were 0.13% and 0.03% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loan on June 1, 2015 through borrowings on its senior unsecured credit facility.

(f)	The Company intends to repay the mortgage loan upon maturity through either borrowings on its credit facilities, placement of corporate-level debt or proceeds from a property-level mortgage financing.

(g)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of September 30, 2015 was LIBOR plus 2.00%, which equaled 2.21%. The mortgage loan allows for prepayments without penalty after one year, subject to certain terms and conditions.

A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest Expense:
Interest incurred	$12,735	$14,003	$39,479	$41,545
Amortization of deferred financing costs	703	545	1,799	1,626
Capitalized interest	(188)	(49)	(488)	(128)
Interest expense	$13,250	$14,499	$40,790	$43,043

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	1.89%	1.86%	1.89%	1.86%
LHL unsecured credit facility	1.90%	1.85%	1.88%	1.86%
Massport Bonds	0.05%	0.46%	0.06%	0.45%
Mortgage loan (Westin Copley Place)	2.20%	N/A	2.20%	N/A
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
Term Loans
On May 16, 2012, the Company entered into a $177.5 million unsecured term loan with a seven-year term maturing on May 16, 2019 (the “First Term Loan”). The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate through May 16, 2019 based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at September 30, 2015, for the full seven-year term (see “Derivative and Hedging Activities” below).
On January 8, 2014, the Company refinanced its $300.0 million unsecured term loan (the “Second Term Loan”). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500.0 million. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at September 30, 2015, through August 2, 2017 (see “Derivative and Hedging Activities” below).
The Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCL”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the First Term Loan’s full seven-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 3.62% at September 30, 2015. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at September 30, 2015. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following tables present the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive income, including the location and amount of unrealized (loss) gain on outstanding derivative instruments in cash flow hedging relationships, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	September 30,			September 30,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,245)	$1,551	Interest expense	$1,071	$1,113

	Amount of Loss Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the nine months ended			For the nine months ended
	September 30,			September 30,
	2015	2014		2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(8,617)	$(4,721)	Interest expense	$3,210	$3,297
During the nine months ended September 30, 2015 and 2014, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of September 30, 2015, there was $4.7 million in cumulative unrealized loss, of which $4.7 million was included in AOCL and an immaterial amount was attributable to noncontrolling interests. As of December 31, 2014, there was $0.8 million in cumulative unrealized gain, of which $0.8 million was included in AOCL and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $4.2 million will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of September 30, 2015.
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
As of September 30, 2015, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		September 30, 2015	December 31, 2014
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$0	$1,520
Derivative interest rate instruments	Accounts payable and accrued expenses	$4,657	$770
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$80,000	$80,000	$0	$0
Borrowings under credit facilities	$380,000	$381,219	$0	$0
Term loans	$477,500	$480,763	$477,500	$476,996
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$512,532	$516,312	$501,090	$510,250
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using interest rates ranging from 1.5% to 4.4% as of September 30, 2015 and from 1.6% to 4.3% as of December 31, 2014 with a weighted average effective interest rate of 2.2% and 2.9% as of September 30, 2015 and December 31, 2014, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s. At September 30, 2015, the carrying amount of the note receivable was representative of its fair value due to the short-term nature and recent acquisition of this instrument.
At September 30, 2015 and December 31, 2014, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Issuances, Repurchases and Redemptions
On February 20, 2013, the Company entered into an equity distribution agreement (the “2013 Agreement”) with Raymond James & Associates, Inc. (the “Manager”). Under the terms of the 2013 Agreement, the Company may issue from time to time through or to the Manager, as sales agent or principal, the Company’s common shares of beneficial interest with aggregate gross proceeds totaling up to $250.0 million. The offering of the Company’s common shares of beneficial interest under the 2013 Agreement will terminate upon the earlier of (i) the sale of common shares having an aggregate offering price of $250.0 million or (ii) the termination of the 2013 Agreement by the Manager or Company. No shares were sold year-to-date 2015. As of September 30, 2015, the Company had availability under the 2013 Agreement to issue and sell common shares of beneficial interest having an aggregate offering price of up to $230.1 million. The Company is not currently authorized by its Board of Trustees to issue and sell common shares under the 2013 Agreement. If authorized by its Board of Trustees, the Company may resume using the 2013 Agreement on a future date.
The Company’s Board of Trustees previously authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100.0 million of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. In August 2015, the Company repurchased 184,742 common shares of beneficial interest under the Repurchase Program for $5.7 million, including commissions of an immaterial amount. As of September 30, 2015, the Company had availability under the Repurchase Program to acquire up to $69.8 million of common shares of beneficial interest.
Sources and Uses of Cash
As of September 30, 2015, the Company had $23.3 million of cash and cash equivalents and $26.0 million of restricted cash reserves, $20.9 million of which was available for future capital expenditures. Additionally, the Company had $367.5 million available under the Company’s senior unsecured credit facility, with $2.5 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.
Net cash provided by operating activities was $266.1 million for the nine months ended September 30, 2015 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $592.6 million for the nine months ended September 30, 2015 primarily due to the purchases of the Park Central San Francisco and The Marker Waterfront Resort, the providing of the Mezzanine Loan and outflows for improvements and additions at the hotels.
Net cash provided by financing activities was $235.6 million for the nine months ended September 30, 2015 primarily due to net proceeds from the credit facilities, proceeds from the $225.0 million new mortgage loan secured by Westin Copley Place in July 2015, partially offset by mortgage loan repayments including the $210.0 million early repayment of the Westin Copley Place mortgage loan in June 2015, payment of deferred financing costs, forfeiture of common shares into treasury, payment for the repurchase of common shares of beneficial interest under the Repurchase Program, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 42 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales, equity issuances available under the Company’s shelf registration statement, issuances of common units in the Operating Partnership and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement. The Company also considers capital improvements, and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 42 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales or the issuance of additional equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 42 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales, estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement, issuances of common units in the Operating Partnership and the issuance of up to $230.1 million of common shares from time to time under the 2013 Agreement. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.
Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Company’s reserve funds.
Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of September 30, 2015 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans	$512,532	$287,532	$225,000	$0	$0
Mortgage loans interest (1)	27,655	17,820	9,835	0	0
Borrowings under credit facilities (2)	380,000	0	380,000	0	0
Credit facilities interest (2)	16,692	7,361	9,331	0	0
Rents (3)	657,625	12,628	25,975	26,532	592,490
Massport Bonds (2)	42,500	0	42,500	0	0
Massport Bonds interest (2)	46	19	27	0	0
Term loans (4)	477,500	0	0	477,500	0
Term loans interest (4)	44,790	13,792	25,459	5,539	0
Purchase commitments (5)
Purchase orders and letters of commitment	44,931	44,931	0	0	0
Total obligations and commitments	$2,204,271	$384,083	$718,127	$509,571	$592,490

(1)	Interest expense is calculated based on the variable rate as of September 30, 2015 for Westin Copley Place.

(2)
Interest expense is calculated based on the variable rate as of September 30, 2015. It is assumed that the outstanding debt as of September 30, 2015 will be repaid upon maturity with interest-only payments until then.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan and the five-year term ending August 2, 2017 for the Second Term Loan, resulting in fixed all-in interest rates of 3.62% and 2.38%, respectively, at the Company’s current leverage ratio (as defined in the agreements). It is assumed that the outstanding debt as of September 30, 2015 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of September 30, 2015 for the unswapped period of the Second Term Loan.

(5)
As of September 30, 2015, purchase orders and letters of commitment totaling approximately $44.9 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended			For the nine months ended
	September 30,			September 30,
	2015	2014	Variance	2015	2014	Variance
Occupancy	85.8%	88.1%	-2.7%	82.4%	83.0%	-0.8%
ADR	$245.71	$245.08	0.3%	$239.54	$232.94	2.8%
RevPAR	$210.74	$216.00	-2.4%	$197.26	$193.45	2.0%
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
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of September 30, 2015, $647.5 million of the Company’s aggregate indebtedness (45.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged their variable interest rates to fixed interest rates.

If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $1.6 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $647.5 million, the balance as of September 30, 2015.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2015. There were no changes to the Company’s internal control over financial reporting during the third quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Other than the following, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the Company’s subsequent Quarterly Reports on Form 10-Q.
The Company is subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
The Company’s third-party hotel managers are responsible for hiring and maintaining the labor force at each of the Company’s hotels. Although the Company does not directly employ or manage employees at its hotels, the Company is subject to the risks associated with the employment of hotel personnel, particularly at those hotels with unionized labor. From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations. The Company also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of the hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. The Company does not have the ability to control the outcome of these negotiations. In addition, the Company believes that unions are generally becoming more aggressive about organizing workers at hotels in certain locations. Potential labor activities at these hotels could significantly increase the administrative, labor and legal expenses of the third-party management companies operating these hotels and reduce the profits that the Company receives. If hotels in the Company’s portfolio are organized, this could have a material adverse effect on the Company’s business, financial condition and results of operation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1, 2015 - July 31, 2015	—	$—	—	$—
August 1, 2015 - August 31, 2015	184,742	$30.81	184,742	$69,807,000
September 1, 2015 - September 30, 2015	—	$—	—	$—
Total	184,742	$30.81	184,742	$69,807,000

(1)	During the third quarter of 2015, the Company repurchased 184,742 common shares of beneficial interest under the Repurchase Program.

(2)
On August 29, 2011, the Company announced its Board of Trustees had authorized (the Repurchase Program) to acquire up to $100.0 million of the Company’s common shares of beneficial interest. The timing of the purchases and the exact number of shares to be purchased depend upon market conditions. The authorization did not include specific price targets or an expiration date. The Company cumulatively repurchased $30.2 million of common shares of beneficial interest pursuant to the Repurchase Program through September 30, 2015. The Company is currently authorized by its Board of Trustees to repurchase or offer to repurchase any common shares.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
As of the quarter ended September 30, 2015, all items required to be disclosed in a Current Report on Form 8-K were reported on Form 8-K.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On October 19, 2015, William S. McCalmont notified the Company of his intention to not seek re-election as a trustee of the Company. Mr. McCalmont’s term as trustee will expire at the Company’s annual meeting of shareholders, which is expected to be held in May 2016. Mr. McCalmont’s decision to not seek re-election was not due to any disagreement with the Company relating to the Company’s operations, policies or practices. In addition, effective upon completion of the meeting of the Board of Trustees on October 19, 2015, Mr. McCalmont resigned from the Company’s Audit Committee, and the Board of Trustees appointed Darryl Hartley-Leonard as Chairman of the Audit Committee.

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

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on October 22, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	October 22, 2015	BY:	/s/ BRUCE A. RIGGINS
Bruce A. Riggins
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on October 22, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements