Form 10-K
period 2015-12-31
LaSalle Hotel Properties
filed 2016-02-18
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The aggregate market value of the 113,113,901 common shares of beneficial interest held by non-affiliates of the registrant was approximately $4.0 billion based on the closing price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2015.
Number of the registrant’s common shares of beneficial interest outstanding as of February 11, 2016: 112,935,218.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be held on or about May 5, 2016 are incorporated by reference in Part II and Part III of this report as noted therein.

LASALLE HOTEL PROPERTIES

Forward-Looking Statements
This report, together with other statements and information publicly disseminated by LaSalle Hotel Properties (the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “plan,” “seek,” “should,” “will” or similar expressions. Forward-looking statements in this report include, among others, statements about the Company’s business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
risks associated with the hotel industry, including competition for guests and meetings from other hotels and alternative lodging companies, increases in wages, energy costs and other operating costs, potential unionization or union disruption, actual or threatened terrorist attacks, any type of flu or disease-related pandemic and downturns in general and local economic conditions;

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
The “Company,” “we,” “our” or “us” means LaSalle Hotel Properties and one or more of its subsidiaries (including LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”) and LaSalle Hotel Lessee, Inc. (together with its wholly owned subsidiaries, “LHL”)), or, as the context may require, LaSalle Hotel Properties only, the Operating Partnership only or LHL only.

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
As of December 31, 2015, the Company owned interests in 47 hotels with over 12,000 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2016 and December 2018. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement, the terms of which are discussed in more detail under “—Hotel Managers and Hotel Management Agreements”.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at December 31, 2015. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at December 31, 2015. Subject to certain limitations, common units in the Operating Partnership are redeemable for cash, or at the Company’s option, for a like number of the Company’s common shares of beneficial interest, $0.01 par value per share.
The Company’s principal offices are located at 7550 Wisconsin Avenue, 10th Floor, Bethesda, Maryland 20814. The Company’s website is www.lasallehotels.com. The Company makes available on its website free of charge its filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports. Also posted on the Company’s website, and available in print upon request, are charters of each committee of the Board of Trustees, the Company’s code of business conduct and ethics, the Company’s corporate governance guidelines and the trustee independence standards. Within the time period required by the SEC, the Company will post on its website any amendment to the code of business conduct and ethics and any waiver applicable to any executive officer, trustee or senior financial officer. The information contained on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.
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
Hotel Managers and Hotel Management Agreements
The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies, including Westin Hotels and Resorts, Hilton Hotels Corporation, Outrigger Lodging Services, Noble House Hotels & Resorts, Hyatt Hotels Corporation, Benchmark Hospitality, White Lodging Services Corporation, Davidson Hotel Company, Kimpton Hotel & Restaurant Group, LLC, Accor, Destination Hotels, Commune Hotels and Resorts, HEI Hotels & Resorts, JRK Hotel Group, Inc., Viceroy Hotel Group, Highgate Hotels and Access Hotels & Resorts. The Company believes that having multiple operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.
As of December 31, 2015, all of our 47 hotels are leased by LHL, and are managed and operated by third parties pursuant to management agreements entered into between LHL and the respective hotel management companies.
Our management agreements for the 47 hotels leased to LHL have the terms described below.

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

•
Terms.    The remaining terms of our management agreements range from less than one year to 16 years not including renewals, and less than one year to 46 years including renewals. Only one management agreement has a remaining non-cancelable term of 16 years, with the next longest non-cancelable term of 13 years.

•
Ability to Terminate.    We have 46 management agreements (Park Central Hotel New York and WestHouse Hotel New York operate under one agreement) of which 42 are terminable at will and one is terminable upon sale. The remaining three management agreements are terminable only with cause or after certain anniversary dates. Termination fees range from zero to up to nine times annual base management and incentive management fees, due upon early termination. Only one management agreement has termination fees at nine times, two at eight times, one at seven times and one at six times; with the next highest at two times annual base management and incentive management fees.

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

•
Furniture, Fixtures and Equipment Replacements.    We are required to provide to the managers all the necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixture and equipment replacements). Our management agreements generally provide that once each year the managers will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs to be performed in the next year and an estimate of funds that are necessary therefore, subject to our review and approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of each hotel (typically 4.0%) is either deposited by the manager in an escrow account or held by the owner.

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

•
Sale of a Hotel.    Four of our management agreements limit our ability to sell, lease or otherwise transfer a hotel, unless the transferee assumes the related management agreement and meets specified other conditions and/or unless the transferee is not a competitor of the manager.

•
Service Marks.    During the term of our management agreements, the service mark, symbols and logos currently used by the managers may be used in the operation of the hotels. Any right to use the service marks, logo and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

Recent Developments
On January 4, 2016, the Company repaid without fee or penalty the Westin Michigan Avenue mortgage loan in the amount of $131.3 million plus accrued interest through borrowings under its senior unsecured credit facility. The loan was due to mature in April 2016.
On January 4, 2016, the Company repaid without fee or penalty the Indianapolis Marriott Downtown mortgage loan in the amount of $96.1 million plus accrued interest through borrowings under its senior unsecured credit facility. The loan was due to mature in July 2016.
On February 11, 2016, the Company repaid without fee or penalty The Roger mortgage loan in the amount of $58.8 million plus accrued interest through borrowings under its senior unsecured credit facility. The loan was due to mature in August 2016.
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
Competition
The hotel industry is highly competitive. Each of the hotels is located in a developed area that includes other hotel properties as well as alternative lodging companies. The number of competitive hotel properties in a particular area could have a material adverse effect on occupancy, average daily rate (“ADR”) and room revenue per available room (“RevPAR”) at the Company’s current hotels or at hotels acquired in the future. In addition, the Company may be competing for investment opportunities with entities that have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the amount of leverage utilized, creditworthiness of a hotel operator or the geographic proximity of its investments. Competition may generally reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.
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
Employees
The Company had 35 employees as of February 11, 2016. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels. None of the Company’s employees is a member of any union; however, some employees of the hotel managers at several of Company’s hotels are currently represented by labor unions and are subject to collective bargaining agreements.

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
Risks Related to Our Business and the Lodging Industry
Economic conditions may reduce demand for hotel properties and adversely affect our profitability.
The performance of the lodging industry is highly cyclical and has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product (“GDP”), employment, and investment and travel demand. We cannot predict the pace or duration of the global economic cycle or the cycles of the lodging industry. In the event conditions in the industry deteriorate or do not continue to see sustained improvement, or there is an extended period of economic weakness, our occupancy rates, revenues and profitability could be adversely affected. Furthermore, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, may have a negative effect on the lodging industry and may adversely affect our business.
Furthermore, all of our hotels are classified as luxury, upper upscale or upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is negatively affected by the relatively high fixed costs of operating luxury, upper upscale and upscale hotels. Consequently, any uncertainty in the general economic environment could adversely affect our business.
We will be significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.
We focus on primary urban markets, including Boston, MA, Chicago, IL, Los Angeles, CA, New York, NY, San Diego, CA, San Francisco, CA, Seattle, WA and Washington, DC. As of December 31, 2015, our hotels were located in 14 markets in 10 states and the District of Columbia, including nine hotels located in Washington, DC, seven hotels located in San Francisco, CA, six hotels located in Los Angeles, CA, five hotels located in San Diego, CA and four hotels located in both Boston, MA and New York, NY. As a result, we are particularly susceptible to adverse market conditions in these geographic areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could adversely affect us.
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
Our hotels are subject to significant competition.
The markets where our hotels are located and the luxury, upper upscale and upscale segments of the hotel business are highly competitive. Our hotels compete on the basis of location, room rates, quality, service levels, reputation, reservations systems and supply and availability of alternative lodging, among many factors. There are many competitors in the luxury, upper upscale and upscale segments in our markets, and many of these competitors may have substantially greater marketing and financial resources than we have. Furthermore, in addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations. In addition, over-building in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates, which can quickly destabilize a market and existing hotels can experience rapidly decreasing RevPAR and profitability. If such over-building occurs in one or more of our markets, our business, financial condition, results of operations and ability to make distributions to our shareholders could be materially and adversely affected.
Our performance and our ability to make distributions on our shares are subject to risks associated with the hotel industry.
Competition for guests, increases in operating costs, dependence on travel and poor economic conditions could adversely affect our cash flow.    Our hotel properties have different economic characteristics than many other real estate assets. A typical office REIT, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. On the other hand, virtually all hotel guests stay at a hotel for only a few nights at a time, so the rate and occupancy at each of our hotels changes every day. As a result, we may have highly volatile earnings.
In addition, our hotels are subject to all operating risks common to the hotel industry, many of which are beyond our control. These risks include:

•	adverse effects of weak national, regional and local economic conditions;

•	tightening credit standards;

•	competition for guests and meetings from other hotels and alternative lodging companies, including competition and pricing pressure from Internet wholesalers and distributors;

•	an over-supply or over-building of hotels in the markets in which we own properties;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	labor strikes, disruptions or lockouts that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling; and

•	terrorism, terrorism alerts and warnings, military actions, pandemics or other medical events which may cause decreases in business and leisure travel.
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
The seasonality of the lodging industry may cause fluctuations in our quarterly revenues. The lodging industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors.
The increasing use of Internet travel intermediaries by consumers may reduce our revenues. Some of our hotel rooms are booked through Internet travel intermediaries, such as Travelocity.com, Expedia.com and Priceline.com. As bookings through these intermediaries increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the management companies that operate the hotels we own and acquire. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”), at the expense of brand identification or quality of product or service. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands or properties. If the amount of bookings made through Internet travel intermediaries proves to be more significant than we expect, profitability may be lower than expected.
The use of business related technology could adversely affect travel and hotel demand. The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate in meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business related travel decreases, hotel room demand may decrease.
Terrorist attacks, natural disasters, significant military actions, outbreaks of contagious diseases or other events could adversely affect travel and hotel demand.
We own hotels in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including Boston, MA, Chicago, IL, New York, NY and Washington, DC. Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries over the past several years, often disproportionately to the effect on the overall economy. In addition, we own 22 hotels located in areas of the West Coast that are seismically active and two hotels (Southernmost Beach Resort Key West (formerly Southernmost Hotel Collection) and The Marker Waterfront Resort) in areas that have the potential to, and will continue to, experience hurricanes. Even in the absence of direct physical damage to our hotels, the occurrence of terrorist attacks, natural disasters, significant military actions, outbreaks of diseases, such as Ebola, H1N1 or SARS, or other casualty events, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular.
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
Certain leases and management agreements may constrain us from acting in the best interest of shareholders or require us to make certain payments.    The Hyatt Regency Boston Harbor, San Diego Paradise Point Resort and Spa, The Hilton San Diego Resort and Spa, The Roger, Viceroy Santa Monica, The Liberty Hotel, Harbor Court Hotel, Hotel Triton, Southernmost Beach Resort Key West (restaurant facility) and Hotel Vitale are each subject to a ground or land and building lease with a third-party lessor which requires us to obtain the consent of the relevant third party lessor in order to sell any of these hotels or to assign our leasehold interest in any of the ground or land and building leases. Accordingly, if we determine that the sale of any of these hotels or the assignment of our leasehold interest in any of these ground or land and building leases is in the best interest of our shareholders, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the relevant lessor. The Indianapolis Marriott Downtown, Westin Copley Place and Hotel Solamar are each subject to a ground or air rights lease and do not require approval from the relevant third-party lessor. In addition, at any given time, potential investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple, or they may not purchase such properties at any price whatsoever. For these reasons, we may have a difficult time selling a hotel property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease.
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
We are subject to a franchisor’s or operator’s right of first offer, in some instances, with respect to the Embassy Suites Philadelphia - Center City, Harbor Court Hotel, Hilton San Diego Gaslamp Quarter, Hotel Triton, Indianapolis Marriott Downtown, Park Central Hotel New York and WestHouse Hotel New York, Park Central San Francisco, Sofitel Washington, DC Lafayette Square, The Hilton San Diego Resort and Spa, Westin Copley Place and Westin Michigan Avenue. These third-party rights may adversely affect our ability to timely dispose of these properties on favorable terms, or at all.
We consider acquisition opportunities in the ordinary course of our business, which may not perform as anticipated.
In the ordinary course of our business and when our liquidity position permits, we consider acquisition opportunities. The acquisition of hotel properties involves risks, including the risk that the acquired hotel property will not perform as anticipated and the risk that any actual costs for rehabilitating, repositioning, renovating and improving identified in the pre-acquisition process will exceed estimates.
We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We and our hotel managers purchase some of such information technology from vendors, on whom our systems depend, and the hotel managers rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we and our hotel managers have taken steps to protect the security of its information systems and the data maintained in those systems, these safety and security measures may not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information, such as in the event of cyber attacks, which are rapidly evolving and becoming increasingly sophisticated. For example, in February 2014, the hotel manager at the Indianapolis Marriott Downtown announced a suspected security breach of point of access sales systems at food and beverage outlets located at the hotel. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our or the hotel managers’ information systems could interrupt our operations; damage our reputation; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; require significant management attention and resources to remedy any damages that result; and subject us to liability claims or regulatory penalties.
We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
Our third-party hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we are subject to the risks associated with the employment of hotel personnel, particularly at those hotels with unionized labor. From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of the hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations. In addition, we believe that unions are generally becoming more aggressive about organizing workers at hotels in certain locations. Potential labor activities at these hotels could significantly increase the administrative, labor and legal expenses of the third-party management companies operating these hotels and reduce the profits that we receive.
Investments in hotel-related mortgage assets, including mezzanine loans, subject us to the risk of loss.
We may originate or acquire hotel-related mortgage assets, including mezzanine loans. Investments in real estate mortgages and subordinated real estate loans are subject to the risk that one or more borrowers may default and that the collateral securing mortgages may not be sufficient or, in the case of subordinated mezzanine loans, available to enable us to recover our full investment in these loans.
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
Risks Related to Our Debt and Financing
Our obligation to comply with financial covenants in our unsecured credit facilities, term loans and mortgages on some of our hotel properties could impact our operations, may require us to liquidate our properties and could adversely affect our ability to make distributions to our shareholders.
Our unsecured credit facilities and term loans. We have a $750.0 million senior unsecured credit facility (with an accordion feature that allows us to request an increase in the total commitments of up to $1.05 billion, subject to certain terms and conditions) that matures on January 8, 2018, subject to two six-month extensions that we may exercise at our option, pursuant to certain terms and conditions, including the payment of an extension fee. We also have a $300.0 million unsecured five-year term loan (with an accordion feature that allows us to request an increase in the total commitments of up to $500.0 million, subject to certain terms and conditions) and a $555.0 million unsecured five-year term loan (with an accordion feature that allows us to request an increase in the total commitments of up to $700.0 million, subject to certain terms and conditions). In addition, LHL has a $25.0 million unsecured revolving credit facility, which matures on January 8, 2018, subject to two six-month extensions that LHL may exercise at its option, pursuant to certain terms and conditions, including the payment of an extension fee.

Each of the senior unsecured credit facility, the term loans and the LHL unsecured revolving credit facility contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict our ability to make distributions or other payments to our shareholders upon events of default. The senior unsecured credit facility and term loans also contain cross-default provisions that allow the lenders under the credit facility and term loans to stop future extensions of credit and/or accelerate the maturity of any outstanding principal balances under the credit facility or term loans if we are in default under certain other debt obligations, including our non-recourse secured mortgage indebtedness.
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
Our non-recourse secured mortgages.    In addition to our senior unsecured credit facility, our term loans and the LHL unsecured revolving credit facility, we have from time to time entered into non-recourse mortgages secured by specific hotel properties. Under the terms of these debt obligations, a lender’s only remedy in the event of default is against the real property securing the mortgage, except where a borrower has, among other customary exceptions, engaged in an action constituting fraud or an intentional misrepresentation. In those cases, a lender may seek a remedy for a breach directly against the borrower, including its other assets. The Indianapolis Marriott Downtown, Westin Copley Place, Westin Michigan Avenue and The Roger are each mortgaged to secure payment of indebtedness aggregating $511.3 million as of December 31, 2015. The Hyatt Regency Boston Harbor is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of $42.5 million. These mortgages contain debt service coverage tests related to the mortgaged properties. If the debt service coverage ratio for that specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel will automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows will be directed to the lender (“cash trap”) until such time as we again become compliant with the specified debt service coverage ratio or the mortgage is paid off.
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
As of December 31, 2015, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgages.
Our liquidity may be reduced and our cost of debt financing may be increased because we may be unable to, or elect not to, remarket debt securities related to the Hyatt Regency Boston Harbor for which we may be liable.
We are the obligor with respect to a $37.1 million tax-exempt special project revenue bond and a $5.4 million taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at our option, without penalty. U.S. Bank National Association (“U.S. Bank”) provides the supporting letters of credit on the Massport Bonds. The letters of credit expire on September 30, 2016. The letters of credit have two one-year extension options that we may exercise at our option, subject to certain terms and conditions, and are secured by the Hyatt Regency Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. If U.S. Bank fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, we may be required to pay off the bonds. If we are unable to, or elect not to, issue or remarket the Massport Bonds, we would expect to rely primarily on our available cash and credit facilities to pay off the Massport Bonds. At certain times, we may hold some of the Massport Bonds that have not been successfully remarketed. Our borrowing costs under our senior unsecured credit facility may be higher than tax-exempt bond financing costs. Borrowings under the credit facilities to pay off the Massport Bonds would also reduce our liquidity to meet other obligations.
Increases in interest rates may increase our interest expense.
As of December 31, 2015, $288.5 million of aggregate indebtedness (20.2% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under our term loans since we hedged their variable interest rates to fixed interest rates. An increase in interest rates could increase our interest expense and reduce our cash flow and may affect our ability to make distributions to shareholders and to service our indebtedness.

There is refinancing risk associated with our debt.
Our typical debt contains limited principal amortization; therefore, the vast majority of the principal must be repaid at the maturity of the loan in a so-called “balloon payment.” In the event that we do not have sufficient funds to repay the debt at the maturity of these loans, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rates, principal amortization and other terms. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our shareholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels on disadvantageous terms, including unattractive prices or defaulting on the mortgage and permitting the lender to foreclose.
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
Risks Related to Our Status as a REIT
Failure to qualify as a REIT would be costly.
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
Risks Related to Our Organization and Structure
Our organizational documents and agreements with our executives and applicable Maryland law contain provisions that may delay, defer or prevent change of control transactions and may prevent shareholders from realizing a premium for their shares.
Our trustees may only be removed for cause and remaining trustees may fill board vacancies.   Historically, our Board of Trustees has been divided into three classes of trustees, each serving a staggered three-year term. However, at our 2014 Annual Meeting of Shareholders, the shareholders approved a Board-proposed amendment to our declaration of trust to provide for annual elections of all trustees to be phased-in over time. Starting with the 2015 Annual Meeting of Shareholders, trustees will be elected for a one-year term, so that by the 2017 Annual Meeting of Shareholders, all trustees will be elected annually. The amendment to our declaration of trust did not affect the unexpired three-year terms of the trustees elected in 2013 and 2014. In addition, our trustees may only be removed for cause by the affirmative vote of the holders of a majority of our outstanding common shares. Our declaration of trust and bylaws also provide that a majority of the remaining trustees may fill any vacancy on the Board of Trustees and that only the Board of Trustees may increase or decrease the number of persons serving on the Board of Trustees. These provisions effectively preclude shareholders from removing incumbent trustees, except for cause after a majority affirmative vote, and filling the vacancies created by such removal with their own nominees. Furthermore, we have not adopted trustee term limits or a mandatory retirement age for trustees, which may delay board rejuvenation and the rotation of trustees.
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
Our declaration of trust prohibits ownership of more than 9.8% of the common shares or 9.8% of any series of preferred shares.    To qualify as a REIT under the Code, no more than 50% of the value of our outstanding shares may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined to include certain entities) during the last half of each taxable year. Our declaration of trust generally prohibits direct or indirect ownership by any person of (i) more than 9.8% of the number or value (whichever is more restrictive) of the outstanding common shares or (ii) more than 9.8% of the number or value (whichever is more restrictive) of the outstanding shares of any class or series of preferred shares. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Unless the ownership limit has been waived by our Board of Trustees, any transfer of shares that would violate the ownership limitation will result in the shares that would otherwise be held in violation of the ownership limit being designated as “shares-in-trust” and transferred automatically to a charitable trust effective on the day before the purported transfer or other event giving rise to such excess ownership. The intended transferee will acquire no rights in such shares. Our Board of Trustees, in its sole discretion, may exempt a proposed transferee from the ownership limits, subject to conditions and limitations and the receipt by our Board of Trustees of certain representations and undertakings. Our Board of Trustees has granted ownership limit waivers to certain shareholders. During the time that such waivers are effective, each excepted holder will be subject to an increased ownership limit. As a condition to granting such waivers, the excepted holders were required to make representations and warranties to us, which are intended to ensure that we will continue to meet the REIT ownership requirements. If any of these representations becomes untrue or is violated, such excepted holder will lose its exemption from the ownership limits.
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
The sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for our common shares. As of December 31, 2015, there were 200,000,000 common shares authorized under our declaration of trust, as amended, of which 112,959,547 were outstanding. Our Board of Trustees may authorize the issuance of additional authorized but unissued common shares or other authorized but unissued securities at any time, including pursuant to our 2014 Equity Incentive Plan. We also have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common or preferred shares) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distributions or sales of our common shares will have on the market price of our common shares.
Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.
Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2015, 2,750,000 shares of our 7 ½% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”) and 4,400,000 shares of our 6 ⅜% Series I Cumulative Redeemable Preferred Shares (the “Series I Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $178.8 million, and annual dividends on our outstanding preferred shares are approximately $12.2 million. Holders of our Series H Preferred Shares and Series I Preferred Shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future preferred offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.
The market price and trading volume of our common shares may be volatile.
The market price of our common shares may be volatile. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, shareholders may be unable to resell their shares at or above the price at which they traded when they acquired them. We cannot provide assurance that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the market price of our common shares or result in fluctuations in the market price or trading volume of our common shares include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our operations or earnings estimates;

•	publication of research reports about us, the real estate industry or the lodging industry;

•	changes in our dividend policy;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional equity or debt we may issue or incur in the future;

•	share repurchases under the Company’s previously authorized $100.0 million share repurchase program;

•	additions or departures of key management personnel;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K; and

•	general U.S. and worldwide market and economic conditions.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Hotel Properties
As of December 31, 2015, the Company owned interests in the following 47 hotel properties:

Hotel Properties		Number of Guest Rooms	Location
1.	Hotel Amarano Burbank	132	Burbank, CA
2.	L’Auberge Del Mar	121	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	286	San Diego, CA
4.	Hotel Solamar (1)	235	San Diego, CA
5.	San Diego Paradise Point Resort and Spa (1)	462	San Diego, CA
6.	The Hilton San Diego Resort and Spa (1)	357	San Diego, CA
7.	Harbor Court Hotel (1)	131	San Francisco, CA
8.	The Marker San Francisco (formerly Hotel Monaco San Francisco)	208	San Francisco, CA
9.	Hotel Triton (1)	140	San Francisco, CA
10.	Hotel Vitale (1)	200	San Francisco, CA
11.	Park Central San Francisco	681	San Francisco, CA
12.	Serrano Hotel	236	San Francisco, CA
13.	Villa Florence	189	San Francisco, CA
14.	Chaminade Resort and Conference Center	156	Santa Cruz, CA
15.	Viceroy Santa Monica (1)	162	Santa Monica, CA
16.	Chamberlain West Hollywood	114	West Hollywood, CA
17.	Le Montrose Suite Hotel	133	West Hollywood, CA
18.	Le Parc Suite Hotel	154	West Hollywood, CA
19.	The Grafton on Sunset	108	West Hollywood, CA
20.	The Donovan	193	Washington, D.C.
21.	Hotel George	139	Washington, D.C.
22.	Hotel Madera	82	Washington, D.C.
23.	Hotel Palomar, Washington, DC	335	Washington, D.C.
24.	Hotel Rouge	137	Washington, D.C.
25.	Mason & Rook Hotel (formerly Hotel Helix)	178	Washington, D.C.
26.	Sofitel Washington, DC Lafayette Square	237	Washington, D.C.
27.	The Liaison Capitol Hill	343	Washington, D.C.
28.	Topaz Hotel	99	Washington, D.C.
29.	Southernmost Beach Resort Key West (4)	260	Key West, FL
30.	The Marker Waterfront Resort	96	Key West, FL
31.	Hotel Chicago	354	Chicago, IL
32.	Westin Michigan Avenue (2)	752	Chicago, IL
33.	Indianapolis Marriott Downtown (1)(2)	622	Indianapolis, IN
34.	Hyatt Regency Boston Harbor (1)(2)	270	Boston, MA
35.	Onyx Hotel	112	Boston, MA
36.	The Liberty Hotel (1)	298	Boston, MA
37.	Westin Copley Place (2)(3)	803	Boston, MA
38.	Gild Hall	126	New York, NY
39.	The Roger (1)(2)	194	New York, NY
40.	Park Central Hotel New York	761	New York, NY
41.	WestHouse Hotel New York	172	New York, NY
42.	The Heathman Hotel	150	Portland, OR
43.	Embassy Suites Philadelphia – Center City	288	Philadelphia, PA
44.	Westin Philadelphia	294	Philadelphia, PA
45.	Lansdowne Resort	296	Lansdowne,VA
46.	Alexis Hotel	121	Seattle, WA
47.	Hotel Deca	158	Seattle, WA
	Total number of guest rooms	12,075

(1)	Property subject to a long-term ground or land and building lease.

(2)	Property subject to a mortgage/debt.

(3)	Property subject to a long-term air rights lease.

(4)	Property subject to a ground lease on a restaurant facility.
Each of the Company’s hotels is full service, with 15 classified as “luxury,” 30 classified as “upper upscale” and two classified as “upscale,” as defined by Smith Travel Research (“STR”), a provider of hotel industry data.

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
Information about the Company’s equity compensation plans is incorporated by reference to the material in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders (the “Proxy Statement”).
Market Information
The common shares of the Company began trading on the New York Stock Exchange (“NYSE”) on April 24, 1998 under the symbol “LHO”. The following table sets forth, for the periods indicated, the high and low sale prices per common share and the cash distributions declared per share:

	Calendar Year 2015			Calendar Year 2014
	High	Low	Distribution (1)	High	Low	Distribution (1)
First Quarter	$43.56	$36.54	$0.38	$33.36	$28.41	$0.28
Second Quarter	$39.70	$34.87	$0.45	$36.60	$30.84	$0.38
Third Quarter	$38.46	$27.70	$0.45	$37.33	$34.05	$0.38
Fourth Quarter	$32.10	$24.91	$0.45	$41.88	$32.94	$0.38
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
The closing price for the Company’s common shares, as reported by the NYSE on December 31, 2015, was $25.16 per share.

SHARE PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total return on the common shares from December 31, 2010 to the NYSE closing price per share on December 31, 2015 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (“FTSE NAREIT Equity Index”). Total return values were calculated assuming a $100 investment on December 31, 2010 with reinvestment of all dividends in (i) the common shares, (ii) the S&P 500 and (iii) the FTSE NAREIT Equity Index.
The actual returns on the graph above are as follows:

Name	Value of Initial Investment at December 31, 2010	Value of Initial Investment at December 31, 2011	Value of Initial Investment at December 31, 2012	Value of Initial Investment at December 31, 2013	Value of Initial Investment at December 31, 2014	Value of Initial Investment at December 31, 2015
LaSalle Hotel Properties	$100.00	$93.43	$100.62	$126.64	$172.69	$113.46
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
FTSE NAREIT Equity Index	$100.00	$108.28	$129.62	$133.32	$170.68	$175.51
Shareholder Information
As of February 11, 2016, there were 60 record holders of the Company’s common shares of beneficial interest, including shares held in “street name” by nominees who are record holders, and approximately 25,100 beneficial holders.

Distribution Information
For 2015, the Company paid $1.725 per common share/unit in distributions, of which $1.6570 (rounded) was recognized as 2015 distributions for tax purposes and $0.0680 (rounded) will be recognized as 2016 distributions for tax purposes. The entire $1.6570 represented ordinary income. Distributions for 2015 were paid quarterly to the Company’s common shareholders and unitholders at a level of $0.375 per common share/unit for the first quarter and $0.450 per common share/unit for the second, third and fourth quarters.
For 2014, the Company paid $1.405 per common share/unit in distributions, all of which was recognized as 2014 distributions for tax purposes. Additionally, distributions of $0.0506 per common share for 2013 were recognized as 2014 distributions for tax purposes, bringing total 2014 distributions for tax purposes to $1.4556 per common share (rounded), 100% of which represented ordinary income. Distributions for 2014 were paid quarterly to the Company’s common shareholders and unitholders at a level of $0.28 per common share/unit for the first quarter and $0.375 per common share/unit for the second, third and fourth quarters.

The Company’s federal and state tax returns for the year ended December 31, 2015 have not been filed. The taxability information presented for the Company’s dividends paid in 2015 is based upon management’s estimate. The distributions for the year ended December 31, 2014 were revised from the Company’s previous estimate and agree to the tax returns filed for the year ended December 31, 2014.
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

Common units issued at initial public offering	3,181,723
Common units issued:
2000-2006	86,667
2011	296,300
Common units redeemed:
1999-2015	(3,419,467)
Common units outstanding at December 31, 2015	145,223
Holders of common units of limited partnership interest receive distributions per unit in the same manner as distributions on a per common share basis to the common shareholders of beneficial interest. Subject to certain limitations, common units of limited partnership interest are redeemable for cash or, at the Company’s option, for a like number of common shares of beneficial interest of the Company.
Common shares issued upon redemption of common units of limited partnership interest were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. The Company relied on the exemption based on factual representations given by the limited partners who received the common shares of beneficial interest.
On December 29, 2011, in connection with the Company’s acquisition of Park Central Hotel New York and as part of the consideration for the hotel acquisition, the Operating Partnership issued 296,300 common units of limited partnership interest. The issuance of the common units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder. The Company relied on the exemption based on representations given by the holders of the common units. On May 13, 2015, the Company issued an aggregate of 151,077 common shares of beneficial interest in connection with the redemption of 151,077 of such common units of limited partnership interest.

Item 6.	Selected Financial Data
The following tables set forth selected historical operating and financial data for the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 have been derived from the historical financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES Selected Historical Operating and Financial Data (Unaudited, in thousands, except share data)

	For the year ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Revenues:
Hotel operating revenues	$1,208,591	$1,101,457	$969,356	$862,146	$714,005
Other income	7,993	8,321	7,937	4,929	5,002
Total revenues	1,216,584	1,109,778	977,293	867,075	719,007
Expenses:
Hotel operating expenses	724,531	668,790	596,241	533,237	452,838
Depreciation and amortization	180,855	155,035	143,991	124,363	111,282
Real estate taxes, personal property taxes and insurance	65,438	57,805	53,374	44,551	35,425
Ground rent	16,076	14,667	11,117	8,588	7,720
General and administrative	25,197	23,832	22,001	19,769	17,120
Acquisition transaction costs	499	2,379	2,646	4,498	2,571
Other expenses	17,225	7,369	9,361	3,017	2,527
Total operating expenses	1,029,821	929,877	838,731	738,023	629,483
Operating income	186,763	179,901	138,562	129,052	89,524
Interest income	2,938	1,812	9,679	4,483	48
Interest expense	(54,333)	(56,628)	(57,516)	(52,896)	(39,704)
Loss from extinguishment of debt	(831)	(2,487)	0	0	0
Income before income tax benefit (expense) and discontinued operations	134,537	122,598	90,725	80,639	49,868
Income tax benefit (expense)	1,292	(2,306)	(470)	(9,062)	(7,048)
Income from continuing operations	135,829	120,292	90,255	71,577	42,820
Net income from discontinued operations	0	0	0	0	796
Gain on sale of properties	0	93,205	0	0	0
Net income	135,829	213,497	90,255	71,577	43,616
Net (income) loss attributable to noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	0	0	0	2
Noncontrolling interests in consolidated entities	(16)	(16)	(17)	0	0
Noncontrolling interests of common units in Operating Partnership	(261)	(636)	(303)	(281)	(1)
Net (income) loss attributable to noncontrolling interests	(277)	(652)	(320)	(281)	1
Net income attributable to the Company	135,552	212,845	89,935	71,296	43,617
Distributions to preferred shareholders	(12,169)	(14,333)	(17,385)	(21,733)	(29,952)
Issuance costs of redeemed preferred shares	0	(951)	(1,566)	(4,417)	(731)
Net income attributable to common shareholders	$123,383	$197,561	$70,984	$45,146	$12,934

LASALLE HOTEL PROPERTIES Selected Historical Operating and Financial Data (Unaudited, in thousands, except share data)

	For the year ended December 31,
	2015	2014	2013	2012	2011
Earnings per Common Share:
Net income attributable to common shareholders before discontinued operations and excluding amounts attributable to unvested restricted shares:
Basic	$1.09	$1.89	$0.73	$0.52	$0.15
Diluted	$1.09	$1.88	$0.73	$0.52	$0.15
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares:
Basic	$1.09	$1.89	$0.73	$0.52	$0.16
Diluted	$1.09	$1.88	$0.73	$0.52	$0.16
Weighted average number of common shares outstanding:
Basic	112,685,235	104,188,785	97,041,484	85,757,969	81,155,228
Diluted	113,096,420	104,545,895	97,228,671	85,897,274	81,326,304
Balance Sheet Data:
Investment in hotel properties, net	$3,817,676	$3,428,556	$3,383,188	$3,053,044	$2,712,174
Total assets	4,074,817	3,700,334	3,581,038	3,256,570	2,833,275
Borrowings under credit facilities	21,000	0	220,606	153,000	265,000
Term loans	855,000	477,500	477,500	477,500	0
Bonds payable	42,500	42,500	42,500	42,500	42,500
Mortgage loans, including unamortized loan premiums	511,294	501,090	514,456	579,220	643,897
Noncontrolling interests in consolidated entities	18	17	18	18	17
Noncontrolling interests of common units in Operating Partnership	3,198	6,660	6,054	5,786	5,613
Preferred shares, liquidation preference	178,750	178,750	237,472	227,472	394,222
Total shareholders’ equity	2,374,267	2,441,709	2,103,391	1,853,126	1,765,613
Other Data:
Funds from operations (1)	$304,300	$259,940	$215,219	$169,607	$123,251
Earnings before interest, taxes, depreciation and amortization (1)	370,556	429,002	290,666	253,481	200,952
Cash provided by operating activities	337,519	283,236	245,565	216,364	165,495
Cash used in investing activities	(642,002)	(78,001)	(422,045)	(524,154)	(569,936)
Cash provided by (used in) financing activities	196,052	(104,492)	154,778	322,655	411,666
Cash dividends declared per common share (2)	$1.73	$1.41	$0.96	$0.71	$0.44

(1)
See “Non-GAAP Financial Measures” below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed description and reconciliation of funds from operations and earnings before interest, taxes, depreciation and amortization to net income attributable to common shareholders.

(2)	Amounts are rounded to the nearest whole cent for presentation purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
During 2015, the Company’s hotels continued to operate within a favorable environment. The economic indicators that the Company tracks were generally encouraging. Consumer confidence remained at a high level, despite having an uneven path during the year. Unemployment continued its decline, ending the year at 5.0%, which was the lowest unemployment rate since April 2008. Airline enplanements were steady to slightly up during 2015. Only one of the economic indicators that the Company tracks, corporate profits, weakened during the year, as reported through the third quarter and thus far for the fourth quarter. Overall, the lodging industry benefited from a positive economic landscape. Industry demand increased by 2.9% and was partially offset by a 1.1% increase in supply. The favorable demand-supply picture resulted in a U.S. lodging industry-wide occupancy of 65.6%, a 1.7% improvement over 2014. U.S. lodging industry ADR improved by 4.4%. As such, 2015 U.S. lodging industry RevPAR increased 6.3%. The Company’s portfolio benefited from the operating environment, and RevPAR at the Company’s hotels increased. During 2015, the Company’s funds from operations (“FFO”) per diluted share/unit increased as compared to 2014 due mainly to improvements in the performance of its hotel portfolio. The Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased during 2015 as compared to 2014 primarily due to a $93.2 million combined gain on the sales of Hilton Alexandria Old Town and Hotel Viking during 2014.
For 2015, the Company had net income attributable to common shareholders of $123.4 million, or $1.09 per diluted share. FFO was $304.3 million, or $2.69 per diluted share/unit (based on 113,296,279 weighted average shares and units outstanding during the year ended December 31, 2015) and EBITDA was $370.6 million. RevPAR in 2015 was $193.95, and was negatively impacted by the hotel workers’ union (the “Union”) disruption at the Park Central Hotel New York and WestHouse Hotel New York, which is discussed below. The Company considers RevPAR and EBITDA to be key measures of the performance of the individual hotels. RevPAR for the total portfolio increased 1.4% for 2015, and excluding the Union impact at Park Central Hotel New York and WestHouse Hotel New York, RevPAR for the total portfolio increased by 2.6%. During 2015, the Company continued to implement measures that resulted in efficient hotel operations.
The Company transitioned management companies at three of its hotels in San Francisco in July 2015. As a result of these transitions, in late August, the Union alleged health and safety violations at two of the Company’s hotels in Manhattan: Park Central Hotel New York and WestHouse Hotel New York. The Company believes these allegations were a targeted attack against the Company related to the three hotels in San Francisco. Despite the fact that neither hotel had received any New York City or New York State health or safety violations during or since the time the allegations began, both hotels had no choice but to test against all claims.
In order to adequately test for these alleged violations, the Park Central Hotel New York and WestHouse Hotel New York were forced to close many of their available rooms during the final six weeks of the third quarter and for the first three weeks of the fourth quarter.
In order to resolve the dispute at the Park Central Hotel New York and WestHouse Hotel New York, the Company reached an agreement with the Union, and as of October 22, 2015, both hotels were back to normal operations. Pursuant to the agreement, the Company agreed that two of its hotels in San Francisco will be subject to card check neutrality, which will be effective in phases over the next 14 months. In return, the Company received concessions from the Union at both of these hotels as well as certain hotels in other markets.
The temporary interruption at the Park Central Hotel New York and WestHouse Hotel New York negatively impacted the Company’s portfolio-wide results in 2015, decreasing RevPAR by 120 basis points and EBITDA by $9.2 million, based on forecasted performance at the hotels.
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

Please refer to “Non-GAAP Financial Measures” below for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income attributable to common shareholders, a U.S. generally accepted accounting principles (“GAAP”) measurement.
On July 20, 2015, the Company provided a junior mezzanine loan (the “Mezzanine Loan”) secured by pledges of equity interests in the entities that own the hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The Company entered into the Mezzanine Loan for a total purchase price of $80.0 million before closing costs. The Mezzanine Loan bears interest at a variable interest rate equal to LIBOR plus 7.75%, which rate was 8.09% as of December 31, 2015. Interest-only payments are to be received monthly with the option of prepayment, pursuant to certain terms and conditions. The Mezzanine Loan matures on August 9, 2017 and has five one-year extension options, subject to conditions. The Mezzanine Loan is subordinate to a $235.0 million first mortgage loan and a $90.0 million senior mezzanine loan secured by the properties that also mature on August 9, 2017.
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
Impairment is indicated if the results of a recoverability analysis indicate that the carrying amount of a hotel exceeds the estimated future undiscounted cash flows. An impairment charge is recorded equal to the excess of the carrying value of the hotel over the fair value. When determining the fair value of a property, the Company makes certain assumptions including, but not limited to, consideration of:

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
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
Industry travel was stronger during the year ended December 31, 2015 compared to the prior year, although there were underlying signs of weakening trends. Moderate demand improvements and low supply growth led to an occupancy increase, which has encouraged operators to increase pricing. The year ended December 31, 2015 had solid RevPAR results for the industry, but the pace of RevPAR growth decelerated during each successive quarter of the year. With respect to the Company’s hotels, ADR grew 2.4% during the year ended December 31, 2015, while occupancy decreased 0.9%, which resulted in RevPAR improvement of 1.4% year-over-year. Excluding the impact at Park Central Hotel New York and WestHouse Hotel New York, ADR grew 2.7% during the year ended December 31, 2015, while occupancy decreased 0.1%, which resulted in RevPAR improvement of 2.6% year-over-year.

Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, increased $107.1 million from $1,101.5 million in 2014 to $1,208.6 million in 2015. This increase is due primarily to the hotel operating revenues generated from the 2014 and 2015 hotel acquisitions, which consist of the acquisitions of Hotel Vitale, The Heathman Hotel, Park Central San Francisco and The Marker Waterfront Resort (collectively, the “2014 and 2015 Acquisition Properties”). The 2014 and 2015 Acquisition Properties, which are not comparable year-over-year, contributed $104.5 million to the increase in hotel operating revenues. Additionally, the effects of the moderately improving U.S. economy, which resulted in a 3.0% increase in RevPAR across the portfolio, excluding the Hilton Alexandria Old Town and Hotel Viking (collectively, the “2014 Disposition Properties”) and the Park Central Hotel New York and WestHouse Hotel New York, attributable to a 3.8% increase in ADR, partially offset by a 0.7% decrease in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the moderately improving economy:

•	$5.5 million increase from Westin Copley Place;

•	$3.5 million increase from Hotel Chicago;

•	$3.5 million increase from L’Auberge Del Mar;

•	$3.4 million increase from Indianapolis Marriott Downtown;

•	$3.2 million increase from The Hilton San Diego Resort and Spa;

•	$3.0 million increase from Southernmost Beach Resort Key West;

•	$2.5 million increase from Hyatt Regency Boston Harbor; and

•	$2.0 million increase from Hilton San Diego Gaslamp Quarter.
These increases are partially offset by a $19.0 million decrease related to the sale of the 2014 Disposition Properties. Additionally, total room, food and beverage and other operating department revenues significantly decreased by $9.0 million at the Park Central Hotel New York and WestHouse Hotel New York due to the disruptive Union activity at the hotels. Hotel operating revenue from Westin Philadelphia decreased by $2.2 million due to the completion of the hotel renovation reflecting the significant number of rooms that were out of service during the renovation period.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $6.2 million across 32 additional hotels in the portfolio.

Other Income
Other income decreased $0.3 million from $8.3 million in 2014 to $8.0 million in 2015 primarily due to lower non-operating miscellaneous income, partially offset by increased insurance gains from insurance proceeds related to minor property damage at various properties.

Hotel Operating Expenses
Hotel operating expenses increased $55.7 million from $668.8 million in 2014 to $724.5 million in 2015. This overall increase is primarily due to $64.2 million from the results of the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year.
The overall increase is partially offset by a $11.4 million decrease related to the sale of the 2014 Disposition Properties. Additionally, total room, food and beverage and other direct and other indirect expenses decreased by $2.3 million at the Park Central Hotel New York and WestHouse Hotel New York reflecting the decreased revenue due to the disruptive Union activity at the hotels.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $5.2 million across the 41 additional hotels in the portfolio. Cost savings initiatives throughout the portfolio resulted in decreased operating expenses at selected properties which partially offset overall increases in hotel operating expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $25.9 million from $155.0 million in 2014 to $180.9 million in 2015. Of the increase, $13.4 million is attributable to the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $15.1 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity. These increases are partially offset by $2.6 million from the 2014 Disposition Properties, which are not comparable year-over-year.

Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $7.6 million from $57.8 million in 2014 to $65.4 million in 2015. This increase is primarily due to $6.0 million from the 2014 and 2015 Acquisition Properties, which are not comparable year-over-year. The increase is partially offset by a $1.0 million decrease in real estate taxes, personal property taxes and insurance expense attributable to the sale of the 2014 Disposition Properties, which are also not comparable year-over-year. Real estate taxes and personal property taxes increased by $3.1 million across the remaining hotels in the portfolio due primarily to increased property values or tax rates at certain properties, primarily the two Chicago properties, which were slightly offset by successful real estate tax appeals. Insurance expense decreased by $0.5 million reflecting slightly lower premiums throughout the portfolio.

Ground Rent
Ground rent increased $1.4 million from $14.7 million in 2014 to $16.1 million in 2015. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. Hotel Vitale, which is not comparable year-over-year, contributed $0.8 million to the 2015 increase. The other hotels subject to ground leases contributed a net $0.6 million to the increase due to improved operating results.

General and Administrative
General and administrative expense increased $1.4 million from $23.8 million in 2014 to $25.2 million in 2015 due primarily to increased compensation costs, partially due to additional staffing as a result of portfolio growth.

Acquisition Transaction Costs
Acquisition transaction costs of $2.4 million in 2014 and $0.5 million in 2015 relate to the purchase of the 2014 and 2015 Acquisition Properties and the placing of the Mezzanine Loan.

Other Expenses
Other expenses increased $9.8 million from $7.4 million in 2014 to $17.2 million in 2015 due primarily to an increase of $6.1 million in one-time expenses associated with the alleged health and safety claims by the Union at the Park Central Hotel New York and WestHouse Hotel New York. These expenses include guest relocation expenses, clean up, legal and payroll. A net $3.3 million increase in management transition expenses, severance and pre-opening costs in 2015 was incurred at a number of properties across the portfolio. In addition, losses from property damage, retail lease expenses and other miscellaneous expenses increased by a net $0.4 million.

Interest Income
Interest income increased $1.1 million from $1.8 million in 2014 to $2.9 million in 2015 as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan which was acquired in July 2012, partially offset by the placing of the new $80.0 million Mezzanine Loan, which was acquired in July 2015.

Interest Expense
Interest expense decreased $2.3 million from $56.6 million in 2014 to $54.3 million in 2015 due to a decrease in the Company’s weighted average interest rate, partially offset by an increase in the weighted average debt outstanding. The Company’s weighted average debt outstanding increased from $1.30 billion in 2014 to $1.42 billion in 2015 due primarily to borrowings for the following:

•	additional borrowings to purchase the 2014 and 2015 Acquisition Properties and the July 2015 Mezzanine Loan;

•	additional borrowings to redeem the remainder of 7 ¼% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”) in July 2014; and

•	additional borrowings to finance other capital improvements during 2014 and 2015.

The above borrowings were partially offset by paydowns with proceeds from the following:

•	the repayment of the mezzanine loan in February 2014;

•	the sale of Hilton Alexandria Old Town in June 2014;

•	the sale of Hotel Viking in September 2014;

•	the December 2014 common share offering; and

•	positive operating results from the hotel properties.

The Company’s weighted average interest rate, including the effect of capitalized interest, decreased from 4.06% in 2014 to 3.54% in 2015. This decrease is due in part to the repayment of the Westin Copley Place 5.28% fixed rate mortgage loan in June 2015 and replacing it with a variable rate mortgage loan on Westin Copley Place in July 2015, which had a rate of 2.09% as of December 31, 2015. Interest capitalized on renovations increased from $0.4 million in 2014 to $0.9 million in 2015 primarily due to various renovation projects throughout the portfolio.

Loss from Extinguishment of Debt
Loss from extinguishment of debt of $2.5 million in 2014 relates to the write-off of a portion of the unamortized deferred financing costs for the Company’s senior unsecured credit facility and Second Term Loan (as defined below). These costs were recorded in connection with the original agreements that were in effect prior to the Company refinancing its senior unsecured credit facility and Second Term Loan on January 8, 2014. Loss from extinguishment of debt of $0.8 million in 2015 relates to the write-off of the unamortized deferred financing costs for the Company’s First Term Loan (as defined below) due to its repayment prior to maturity on November 5, 2015.

Income Tax Benefit
Income tax changed by $3.6 million from an income tax expense of $2.3 million in 2014 to an income tax benefit of $1.3 million in 2015. This change is the result of a decrease in LHL’s net income before income tax expense of $8.5 million from a net income before income tax expense of $3.6 million in 2014 to a net loss before income tax benefit of $4.9 million in 2015. The 2015 income tax benefit also was impacted by the finalization and related adjustments of the 2014 federal and state tax returns during the 2015 period. For the year ended December 31, 2015, LHL’s income tax benefit was calculated using an estimated federal and state tax rate of 42.5%.

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

Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represent the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At December 31, 2015, third party limited partners held 0.1% of the common units in the Operating Partnership.

Distributions to Preferred Shareholders
Distributions to preferred shareholders decreased $2.1 million from $14.3 million in 2014 to $12.2 million in 2015 due to decreased distributions on the Series G Preferred Shares, which were fully redeemed on July 3, 2014.

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

Hotel Operating Revenues
Hotel operating revenues including room, food and beverage and other operating department revenues increased $132.1 million from $969.4 million in 2013 to $1,101.5 million in 2014. This increase is due primarily to the hotel operating revenues generated from the 2013 and 2014 hotel acquisitions, which consist of the acquisitions of Hotel Triton, Harbor Court Hotel, Serrano Hotel, Southernmost Beach Resort Key West, Hotel Vitale and The Heathman Hotel (collectively, the “2013 and 2014 Acquisition Properties”). The 2013 and 2014 Acquisition Properties, which are not comparable year-over-year, contributed $81.4 million to the increase in hotel operating revenues. Additionally, the effects of the continually improving economic environment, which resulted in an 8.8% increase in RevPAR across the portfolio excluding the 2014 Disposition Properties, attributable to a 7.4% increase in ADR and a 1.3% increase in occupancy, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the improving economy:

•	$5.4 million increase from Westin Copley Place;

•	$4.3 million increase from The Hilton San Diego Resort and Spa;

•	$4.3 million increase from Hyatt Regency Boston Harbor;

•	$4.2 million increase from San Diego Paradise Point Resort and Spa; and

•	$2.8 million increase from The Liberty Hotel.

Additionally, total room, food and beverage and other operating department revenues increased $26.0 million at Park Central Hotel New York and WestHouse Hotel New York resulting from the completion of the hotel renovation in late 2013.
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

Hotel Operating Expenses
Hotel operating expenses increased $72.6 million from $596.2 million in 2013 to $668.8 million in 2014. This overall increase is primarily due to $43.2 million from the results of the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the slowly improving economic environment and the completion of the Park Central Hotel New York and WestHouse Hotel New York renovation.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$18.4 million increase from Park Central Hotel New York and WestHouse Hotel New York (due to completion of the 2013 hotel renovation);

•	$2.6 million increase from San Diego Paradise Point Resort and Spa;

•	$2.4 million increase from Hyatt Regency Boston Harbor;

•	$2.3 million increase from The Hilton San Diego Resort and Spa; and

•	$2.3 million increase from Westin Copley Place.
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

Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $4.4 million from $53.4 million in 2013 to $57.8 million in 2014. This increase is primarily due to $3.8 million of taxes and insurance expenses from the 2013 and 2014 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased a net $1.1 million across the remaining hotels in the portfolio primarily resulting from increased assessed property values or tax rates at certain properties and to a lesser extent, the completion of the Park Central Hotel New York and WestHouse Hotel New York renovation on which the capitalization of real estate taxes ceased at the end of 2013. These increases are partially offset by successful real estate tax appeals and real estate tax refunds at certain other properties, and a reduction in real estate tax expense attributable to the 2014 Disposition Properties. Insurance expense decreased by $0.5 million between the two periods primarily as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan acquired in July 2012 which property insurance was placed on to secure the loan.

Ground Rent
Ground rent increased $3.6 million from $11.1 million in 2013 to $14.7 million in 2014. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance. Harbor Court Hotel, Southernmost Beach Resort Key West and Hotel Vitale, which are not comparable year-over-year, contributed $2.6 million to the

2014 increase. The other hotels subject to ground leases contributed a net $1.0 million to the increase due to improved operating results.

General and Administrative
General and administrative expense increased $1.8 million from $22.0 million in 2013 to $23.8 million in 2014 due primarily to increased compensation costs and partially due to additional staffing as a result of portfolio growth and professional fees.

Acquisition Transaction Costs
Acquisition transaction costs of $2.4 million in 2014 and $2.6 million in 2013 relate to the purchase of the 2013 and 2014 Acquisition Properties and, to a lesser extent, transaction costs for the April 30, 2014 land parcel purchase adjacent to the Onyx Hotel and the purchase of Park Central San Francisco on January 23, 2015.

Other Expenses
Other expenses decreased $2.0 million from $9.4 million in 2013 to $7.4 million in 2014 due primarily to a net decrease of $2.3 million in pre-opening and management transition expenses, mainly as a result of the completion of the newly renovated Park Central Hotel New York and WestHouse Hotel New York in 2013 which offset 2014 increases at the Serrano Hotel, Hotel Chicago and The Marker San Francisco. This decrease is partially offset by a $0.1 million increase in losses from property damage, which are largely covered by insurance proceeds and a $0.2 million increase in retail lease expenses.

Interest Income
Interest income decreased $7.9 million from $9.7 million in 2013 to $1.8 million in 2014 as a result of the February 10, 2014 repayment of the $72.0 million mezzanine loan which was acquired in July 2012.

Interest Expense
Interest expense decreased $0.9 million from $57.5 million in 2013 to $56.6 million in 2014 due to a decrease in the Company’s weighted average debt outstanding and weighted average interest rate. The Company’s weighted average debt outstanding decreased from $1.33 billion in 2013 to $1.30 billion in 2014 due primarily to paydowns with proceeds from the following:

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

The Company’s weighted average interest rate, including the impact of capitalized interest, decreased from 4.08% in 2013 to 4.06% in 2014. Interest capitalized on renovations decreased from $0.6 million in 2013 to $0.4 million in 2014 primarily due to the completion of the Park Central Hotel New York and WestHouse New York renovation at the end of 2013, partially offset by various renovation projects throughout the portfolio.

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
The following is a reconciliation between net income attributable to common shareholders and FFO attributable to common shareholders and unitholders for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 (in thousands, except share and unit data):

	For the year ended December 31,
	2015	2014	2013	2012	2011
Net income attributable to common shareholders	$123,383	$197,561	$70,984	$45,146	$12,934
Depreciation	180,346	154,585	143,560	123,809	110,760
Amortization of deferred lease costs	294	347	355	371	318
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	0	0	0	(2)
Noncontrolling interests in consolidated entities	16	16	17	0	0
Noncontrolling interests of common units in Operating Partnership	261	636	303	281	1
Less: Gain on sale of properties	0	(93,205)	0	0	(760)
FFO attributable to common shareholders and unitholders (1)	$304,300	$259,940	$215,219	$169,607	$123,251
Weighted average number of common shares and units outstanding:
Basic	112,885,094	104,485,085	97,337,784	86,054,269	81,157,663
Diluted	113,296,279	104,842,195	97,524,971	86,193,574	81,328,739

(1)	FFO attributable to common shareholders and unitholders includes the loss from extinguishment of debt of $0.8 million and $2.5 million for the years ended December 31, 2015 and 2014, respectively.
The following is a reconciliation between net income attributable to common shareholders and EBITDA for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 (in thousands):

	For the year ended December 31,
	2015	2014	2013	2012	2011
Net income attributable to common shareholders	$123,383	$197,561	$70,984	$45,146	$12,934
Interest expense	54,333	56,628	57,516	52,896	39,704
Loss from extinguishment of debt	831	2,487	0	0	0
Income tax (benefit) expense (1)	(1,292)	2,306	470	9,062	7,081
Depreciation and amortization	180,855	155,035	143,991	124,363	111,282
Noncontrolling interests:
Redeemable noncontrolling interest in consolidated entity	0	0	0	0	(2)
Noncontrolling interests in consolidated entities	16	16	17	0	0
Noncontrolling interests of common units in Operating Partnership	261	636	303	281	1
Distributions to preferred shareholders	12,169	14,333	17,385	21,733	29,952
EBITDA (2)	$370,556	$429,002	$290,666	$253,481	$200,952

(1)	Includes amounts from discontinued operations.

(2)
EBITDA includes the gain on sale of Hilton Alexandria Old Town and Hotel Viking of $43.5 million and $49.7 million, respectively, in 2014. EBITDA includes the gain on finalization of the Seaview Resort roof project of $0.8 million in 2011.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014	Variance
Occupancy	81.1%	81.9%	-0.9%
ADR	$239.11	$233.60	2.4%
RevPAR	$193.95	$191.22	1.4%
For presentation of comparable information, the above hotel statistics reflect pro forma adjustments to include the results of operations of the Park Central San Francisco under previous ownership for the comparable period in 2014, and exclude (i) the Hotel Viking and the Hilton Alexandria Old Town, which were sold during 2014, (ii) The Marker Waterfront Resort, which opened for business in December 2014, and (iii) the Mason & Rook Hotel for the period the hotel was closed for renovation in 2015 and the comparable period in 2014.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of December 31, 2015, the Company held a total of $26.4 million of restricted cash reserves, $21.4 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 42 unencumbered properties (subject to certain terms and conditions of the credit agreement) as of December 31, 2015, the sale of one or more properties (subject to certain conditions of the management agreements at four of the Company’s properties), equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership.
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
In addition, cash flow from hotel operations is subject to all operating risks common to the hotel industry. These risks include:

•	adverse effects of weak national, regional and local economic conditions;

•	tightening credit standards;

•	competition for guests and meetings from other hotels and alternative lodging companies, including competition and pricing pressures from Internet wholesalers and distributors;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increases in room rates;

•	labor strikes, union disruptions or lockouts that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling; and

•	terrorism, terrorism alerts and warnings, military actions, pandemics or other medical events which may cause decreases in business and leisure travel.
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
As of December 31, 2015, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.

Properties Leased to LHL
Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the TRS provisions of the Code. As of December 31, 2015, LHL leased all 47 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	The Marker San Francisco	San Francisco, CA
9.	Hotel Triton	San Francisco, CA
10.	Hotel Vitale	San Francisco, CA
11.	Park Central San Francisco	San Francisco, CA
12.	Serrano Hotel	San Francisco, CA
13.	Villa Florence	San Francisco, CA
14.	Chaminade Resort and Conference Center	Santa Cruz, CA
15.	Viceroy Santa Monica	Santa Monica, CA
16.	Chamberlain West Hollywood	West Hollywood, CA
17.	Le Montrose Suite Hotel	West Hollywood, CA
18.	Le Parc Suite Hotel	West Hollywood, CA
19.	The Grafton on Sunset	West Hollywood, CA
20.	The Donovan	Washington, D.C.
21.	Hotel George	Washington, D.C.
22.	Hotel Madera	Washington, D.C.
23.	Hotel Palomar, Washington, DC	Washington, D.C.
24.	Hotel Rouge	Washington, D.C.
25.	Mason & Rook Hotel (formerly Hotel Helix)	Washington, D.C.
26.	Sofitel Washington, DC Lafayette Square	Washington, D.C.
27.	The Liaison Capitol Hill	Washington, D.C.
28.	Topaz Hotel	Washington, D.C.
29.	Southernmost Beach Resort Key West	Key West, FL
30.	The Marker Waterfront Resort	Key West, FL
31.	Hotel Chicago	Chicago, IL
32.	Westin Michigan Avenue	Chicago, IL
33.	Indianapolis Marriott Downtown	Indianapolis, IN
34.	Hyatt Regency Boston Harbor	Boston, MA
35.	Onyx Hotel	Boston, MA
36.	The Liberty Hotel	Boston, MA
37.	Westin Copley Place	Boston, MA
38.	Gild Hall	New York, NY
39.	The Roger	New York, NY
40.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
41.	WestHouse Hotel New York	New York, NY
42.	The Heathman Hotel	Portland, OR
43.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
44.	Westin Philadelphia	Philadelphia, PA
45.	Lansdowne Resort	Lansdowne,VA
46.	Alexis Hotel	Seattle, WA
47.	Hotel Deca	Seattle, WA

Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of December 31, 2015 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans	$511,294	$286,294	$225,000	$0	$0
Mortgage loans interest (1)	14,726	6,614	8,112	0	0
Borrowings under credit facilities (2)	21,000	0	21,000	0	0
Credit facilities interest (2)	917	455	462	0	0
Rents (3)	666,522	12,804	26,222	26,716	600,780
Massport Bonds (2)	42,500	0	42,500	0	0
Massport Bonds interest (2)	61	28	33	0	0
Term loans (4)	855,000	0	0	300,000	555,000
Term loans interest (4)	100,383	23,899	45,391	29,978	1,115
Purchase commitments (5)
Purchase orders and letters of commitment	55,072	55,072	0	0	0
Total obligations and commitments	$2,267,475	$385,166	$368,720	$356,694	$1,156,895

(1)	Interest expense is calculated based on the variable rate as of December 31, 2015 for Westin Copley Place.

(2)
Interest expense is calculated based on the variable rate as of December 31, 2015. It is assumed that the outstanding debt as of December 31, 2015 will be repaid upon maturity with interest-only payments until then.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the Second Term Loan, resulting in a fixed all-in interest rate of 2.38%, at the Company’s current leverage ratio (as defined in the agreements) through August 2, 2017, the interest rate swaps’ maturity date. The Company entered into separate interest rate swap agreements for the Third Term Loan (defined below), resulting in a fixed all-in interest rate of 2.95% at the Company’s current leverage ratio (as defined in the agreements). The $377.5 million portion of the Third Term Loan is fixed through its maturity date of January 29, 2021 and the $177.5 million portion of the Third Term Loan is fixed through May 16, 2019, the interest rate swaps’ maturity date. It is assumed that the outstanding debt as of December 31, 2015 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of December 31, 2015 for the unswapped period of the term loans.

(5)
As of December 31, 2015, purchase orders and letters of commitment totaling approximately $55.1 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

Debt Summary
Debt as of December 31, 2015 and 2014 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	December 31, 2015	December 31, 2014
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$21,000	$0
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	0
Total borrowings under credit facilities			21,000	0
Term loans
First Term Loan	Floating (c)	- (c)	0	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Third Term Loan	Floating (c)	January 2021	555,000	0
Total term loans			855,000	477,500
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Westin Copley Place	5.28%	- (e)	0	210,000
Westin Michigan Avenue	5.75%	April 2016 (f)	131,262	133,347
Indianapolis Marriott Downtown	5.99%	July 2016 (f)	96,097	97,528
The Roger	6.31%	August 2016 (g)	58,935	60,215
Westin Copley Place	Floating (h)	August 2018 (h)	225,000	0
Total mortgage loans			511,294	501,090
Total debt			$1,429,794	$1,021,090

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. As of December 31, 2015, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $21,000 was 2.13%. There were no borrowings outstanding at December 31, 2014. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at December 31, 2015 and December 31, 2014. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates. On November 5, 2015, the Company repaid the First Term Loan and entered into the Third Term Loan (as defined below). The Company entered into separate interest rate swap agreements with an aggregate notional amount of $377,500 for the full term of the Third Term Loan. The interest rate swaps for the First Term Loan continue to be in place and were redesignated as hedging instruments through May 2019 for the Third Term Loan. At December 31, 2015, the fixed all-in interest rates for the Second Term Loan and Third Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements). At December 31, 2014, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 3.62% and 2.38%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank that expire in September 2016. The letters of credit have two one-year extension options and are secured by the Hyatt Regency Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2015 were 0.39% and 0.02% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2014 were 0.13% and 0.03% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loan on June 1, 2015 through borrowings on its senior unsecured credit facility.

(f)	The Company repaid the mortgage loans on January 4, 2016 through borrowings on its senior unsecured credit facility.

(g)	The Company repaid the mortgage loan on February 11, 2016 through borrowings on its senior unsecured credit facility.

(h)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of December 31, 2015 was LIBOR plus 1.75%, which equaled 2.09%. The mortgage loan allows for prepayments without penalty after one year, subject to certain terms and conditions.

A summary of the Company’s interest expense and weighted average interest rates for unswapped borrowings for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013
Interest Expense:
Interest incurred	$52,604	$54,859	$55,912
Amortization of deferred financing costs	2,631	2,169	2,253
Capitalized interest	(902)	(400)	(649)
Interest expense	$54,333	$56,628	$57,516

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	1.89%	1.86%	2.11%
LHL unsecured credit facility	1.89%	1.86%	2.03%
Massport Bonds	0.06%	0.35%	0.25%
Mortgage loan (Westin Copley Place)	2.19%	N/A	N/A

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
Term Loans
On May 16, 2012, the Company entered into a $177.5 million unsecured term loan (the “First Term Loan”) with a seven-year term maturing on May 16, 2019. The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate through May 16, 2019. On November 5, 2015, the Company repaid the First Term Loan and redesignated the interest rate swaps.

On January 8, 2014, the Company refinanced its $300.0 million unsecured term loan (the “Second Term Loan”). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500.0 million. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at December 31, 2015 through August 2, 2017 (see “Derivative and Hedging Activities” below).
On November 5, 2015, the Company entered into a $555.0 million unsecured term loan (the “Third Term Loan”) with a five-year term maturing on January 29, 2021. The Third Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $700.0 million. The Third Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.95% at December 31, 2015 through May 16, 2019 for $177.5 million of the Third Term Loan and through January 29, 2021 for the remaining $377.5 million of the Third Term Loan (see “Derivative and Hedging Activities” below).
The Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCL”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the First Term Loan’s full seven-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements). As discussed above, the First Term Loan was repaid on November 5, 2015. The interest rate swaps for the First Term Loan continue to be in place and are designated as hedging instruments for the Third Term Loan. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at December 31, 2015. Effective November 5, 2015, the Company entered into seven interest rate swap agreements with an aggregate notional amount of $377.5 million for the Third Term Loan’s full five-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements). At December 31, 2015, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) was 2.95% for the Third Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following table presents the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive income, including the location and amount of unrealized (loss) gain on outstanding derivative instruments in cash flow hedging relationships, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments			Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income

	(Effective Portion)			(Effective Portion)	(Effective Portion)
	For the year ended				For the year ended
	December 31,				December 31,
	2015	2014	2013		2015	2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(5,682)	$(8,276)	$8,127	Interest expense	$4,835	$4,410	$4,248
During the years ended December 31, 2015, 2014 and 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

As of December 31, 2015, there was $0.1 million in cumulative unrealized loss of which $0.1 million was included in AOCL and zero was attributable to noncontrolling interests. As of December 31, 2014, there was $0.8 million in cumulative unrealized gain of which $0.8 million was included in AOCL and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $8.1 million will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of December 31, 2015.
Extinguishment of Debt
As discussed above, on January 8, 2014, the Company refinanced its senior unsecured credit facility and Second Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and Second Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of $2.5 million, which is included in the consolidated statements of operations and comprehensive income for the year ended December 31, 2014. As discussed above, on November 5, 2015, the Company repaid the First Term Loan prior to maturity and recognized a loss from extinguishment of debt of $0.8 million, which is included in the consolidated statements of operations and comprehensive income for the year ended December 31, 2015. The loss from extinguishment of debt represents the unamortized deferred financing costs incurred when the original agreements were executed.
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
On January 4, 2016, the Company repaid without fee or penalty the Westin Michigan Avenue mortgage loan and the Indianapolis Marriott Downtown mortgage loan. On February 11, 2016, the Company repaid without fee or penalty The Roger mortgage loan.
The Company’s mortgage loans contain debt service coverage ratio tests related to the mortgaged properties. If the debt service coverage ratio for a specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel may automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows may be directed to the lender (“cash trap”) until such time as the property again complies with the specified debt service coverage ratio or the mortgage is paid off.
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
As of December 31, 2015, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		December 31, 2015	December 31, 2014
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$1,605	$1,520
Derivative interest rate instruments	Accounts payable and accrued expenses	$1,702	$770
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$80,000	$80,000	$0	$0
Borrowings under credit facilities	$21,000	$21,061	$0	$0
Term loans	$855,000	$856,038	$477,500	$476,996
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$511,294	$511,786	$501,090	$510,250
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using interest rates ranging from 1.5% to 4.4% as of December 31, 2015 and from 1.6% to 4.3% as of December 31, 2014 with a weighted average effective interest rate of 2.1% and 2.9% as of December 31, 2015 and 2014, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s. At December 31, 2015, the carrying amount of the note receivable was representative of its fair value due to the short-term nature and recent acquisition of this instrument.
At December 31, 2015 and 2014, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
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
On December 12, 2014, the Company completed an underwritten public offering of 7,600,000 common shares of beneficial interest, par value $0.01 per share. On December 24, 2014, an additional 1,140,000 common shares of beneficial interest were issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of $348.5 million. The net proceeds were used to fund the acquisition of The Heathman Hotel on December 18, 2014, to fund a portion of the acquisition of Park Central San Francisco on January 23, 2015, to pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility, and for general corporate purposes.
The Company’s Board of Trustees previously authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100.0 million of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. In August 2015, the Company repurchased 184,742 common shares of beneficial interest under the Repurchase Program for $5.7 million, including commissions of an immaterial amount. As of December 31, 2015, the Company had availability under the Repurchase Program to acquire up to $69.8 million of common shares of beneficial interest. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
Sources and Uses of Cash
As of December 31, 2015, the Company had $5.7 million of cash and cash equivalents and $26.4 million of restricted cash reserves, $21.4 million of which was available for future capital expenditures. Additionally, the Company had $726.4 million available under the Company’s senior unsecured credit facility, with $2.6 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.
Net cash provided by operating activities was $337.5 million for the year ended December 31, 2015 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $642.0 million for the year ended December 31, 2015 primarily due to the purchases of the Park Central San Francisco and The Marker Waterfront Resort, the providing of the Mezzanine Loan and outflows for improvements and additions at the hotels.
Net cash provided by financing activities was $196.1 million for the year ended December 31, 2015 primarily due to proceeds from the Third Term Loan, net proceeds from the credit facilities, proceeds from the $225.0 million new mortgage loan secured by Westin Copley Place in July 2015, partially offset by mortgage loan repayments including the $210.0 million early repayment of the Westin Copley Place mortgage loan in June 2015, repayment of the First Term Loan, payment of deferred financing costs, forfeiture of common shares into treasury, payment for the repurchase of common shares of beneficial interest under the Repurchase Program, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 42 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties), equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 42 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties) or the issuance of additional equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 42 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties), estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.
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
Interest Rate Sensitivity
The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, scheduled maturities and related weighted average interest rates by expected maturity dates are as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Fixed rate debt	$286,294	$0	$0	$0	$0	$377,500	$663,794
Weighted average interest	5.95%	0.00%	0.00%	0.00%	0.00%	2.95%	4.24%
Variable rate debt (1)	$0	$0	$288,500	$300,000	$0	$177,500	$766,000
Weighted average interest	0.00%	0.00%	1.79%	1.85%	0.00%	1.80%	1.82%
Total	$286,294	$0	$288,500	$300,000	$0	$555,000	$1,429,794
(1) For the Second Term Loan maturing in January 2019 and for $177.5 million of the Third Term Loan maturing in January 2021, it is assumed that the outstanding debt as of December 31, 2015 will be repaid upon maturity which will be during the unhedged period of the loan and, therefore, subject to a variable interest rate.
The table above presents the principal amount of debt maturing each year, including annual amortization of principal, through December 31, 2020 and thereafter and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2015 and does not reflect new indebtedness, or revisions to terms of existing indebtedness, incurred after that date. The Company’s ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2015, the estimated fair value of the Company’s fixed rate debt was $1,142.5 million.
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP guidance. As of December 31, 2015, $288.5 million of the Company’s aggregate indebtedness (20.2% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the Second Term Loan and Third Term Loan since the Company hedged its variable interest rate to fixed interest rates.
If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.7 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $288.5 million, the balance as of December 31, 2015.

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
Based on management’s evaluation as of December 31, 2015, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms.
Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
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
Changes in Internal Controls—There was no change to the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of the Registrant (including all articles of amendment and articles supplementary)(1)

3.2	Third Amended and Restated Bylaws of the Registrant(2)

4.1	Form of Common Share of Beneficial Interest(3)

10.1	Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 29, 1998(4)

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002(5)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of September 30, 2003(6)

10.4	Form of Third Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P.(7)

10.5	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 22, 2005(7)

10.6	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of February 8, 2006(9)

10.7	Form of Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P.(10)

10.8	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of November 17, 2006(11)

10.9	Eighth Amendment to Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 15, 2009(12)

10.10	Ninth Amendment to Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of January 24, 2011(13)

10.11	Tenth Amendment to Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 4, 2013(14)

10.12	Form of Management Agreement(3)

10.13	Form of Lease with Affiliated Lessees(3)

10.14	Form of First Amendment to Lease with Affiliated Lessee(15)

10.15	Form of Second Amendment to Lease with Affiliate Lessee(15)

10.16	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through April 21, 2005(16)*

10.17	LaSalle Hotel Properties 2009 Equity Incentive Plan(17)*

10.18	LaSalle Hotel Properties 2014 Equity Incentive Plan(18)*

10.19	Amendment to the LaSalle Hotel Properties 2014 Equity Incentive Plan(19)*

10.20	Trustee Fee Deferral Program(20)*

10.21	Form of Time-Based Restricted Share Award Agreement(21)*

10.22	Form of Performance-Based Restricted Share Award Agreement(21)*

10.23	Amended and Restated Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties effective October 19, 2009(22)*

Exhibit Number	Description of Exhibit
10.24	Severance Agreement between Alfred L. Young and LaSalle Hotel Properties effective November 3, 2009(22)*

10.25	Severance Agreement between Bruce A. Riggins and LaSalle Hotel Properties effective January 24, 2011(23)*

10.26	Offer Letter to Michael D. Barnello(24)*

10.27	Offer Letter to Alfred L. Young(25)*

10.28	Offer Letter to Bruce A. Riggins(26)*

10.29	Form of Indemnification Agreement(27)*

10.30
Amended and Restated Senior Unsecured Credit Agreement, dated January 8, 2014, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, Bank of Montreal and The Royal Bank of Scotland plc, as Co-Syndication Agents, and the other lenders named therein(28)

10.31
Second Amendment to the Amended and Restated Senior Unsecured Credit Agreement, dated as of November 5, 2015, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, and the other lenders named therein, and including the First Letter Amendment, dated as of June 20, 2014

10.32
Senior Unsecured Term Loan Agreement, dated as of January 8, 2014, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, Compass Bank and U.S. Bank National Association, as Co-Syndication Agents, and the other lenders named therein(28)

10.33
Second Amendment to the Senior Unsecured Term Loan Agreement, dated as of November 5, 2015, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, and the other lenders named therein, and including the First Letter Amendment, dated as of June 20, 2014

10.34
Senior Unsecured Term Loan Agreement, dated as of November 5, 2015, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, Bank of Montreal and U.S. Bank National Association, as Co-Syndication Agents, Citigroup Global Markets Inc., BMO Capital Markets, and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Running Managers, and the other lenders named therein(29)

12.1	Computation of the Registrant’s Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

24.1	Power of Attorney (included in Part IV of this Annual report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 18, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

*	Represents management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the SEC on February 18, 2015 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2010 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) filed with the SEC on April 2, 1998 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on August 14, 1998 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2002 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Annual report on Form 10-K filed with the SEC on February 23, 2006 and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2005 and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2005 and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2006 and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2009 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2011 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2013 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on May 12, 1999 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-125058) filed with the SEC on May 19, 2005 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-158873) filed with the SEC on April 28, 2009 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2014 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2015 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 30, 2014 and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2014 and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2011 and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2008 and incorporated herein by reference.

(25)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2009 and incorporated herein by reference.

(26)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2011 and incorporated herein by reference.

(27)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2008 and incorporated herein by reference.

(28)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2014 and incorporated herein by reference.

(29)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2015 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASALLE HOTEL PROPERTIES
Date:	February 18, 2016	BY:	/S/ BRUCE A. RIGGINS
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

Date	Signature
February 18, 2016	/s/ MICHAEL D. BARNELLO	Trustee, President and Chief Executive Officer (Principal Executive Officer)
Michael D. Barnello

February 18, 2016	/s/ DENISE M. COLL	Trustee
Denise M. Coll

February 18, 2016	/s/ JEFFREY T. FOLAND	Trustee
Jeffrey T. Foland

February 18, 2016	/s/ DARRYL HARTLEY-LEONARD	Trustee
Darryl Hartley-Leonard

February 18, 2016	/s/ WILLIAM S. MCCALMONT	Trustee
William S. McCalmont

February 18, 2016	/s/ STUART L. SCOTT	Chairman of the Board of Trustees
Stuart L. Scott

February 18, 2016	/s/ DONALD A. WASHBURN	Trustee
Donald A. Washburn

February 18, 2016	/s/ BRUCE A. RIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Bruce A. Riggins

LASALLE HOTEL PROPERTIES

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees
LaSalle Hotel Properties:
We have audited the accompanying consolidated balance sheets of LaSalle Hotel Properties (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
February 18, 2016

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees
LaSalle Hotel Properties:
We have audited LaSalle Hotel Properties’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaSalle Hotel Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, LaSalle Hotel Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaSalle Hotel Properties as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 18, 2016, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
February 18, 2016

LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2015	December 31, 2014

Assets:
Investment in hotel properties, net (Note 3)	$3,817,676	$3,428,556
Note receivable (Note 3)	80,000	0
Property under development (Note 3)	54,066	35,613
Cash and cash equivalents	5,700	114,131
Restricted cash reserves (Note 5)	26,443	21,570
Hotel receivables (net of allowance for doubtful accounts of $355 and $300, respectively)	39,038	30,338
Deferred financing costs, net	8,818	6,564
Deferred tax assets (Note 9)	3,566	1,832
Prepaid expenses and other assets	39,510	61,730
Total assets	$4,074,817	$3,700,334
Liabilities:
Borrowings under credit facilities (Note 4)	$21,000	$0
Term loans (Note 4)	855,000	477,500
Bonds payable (Note 4)	42,500	42,500
Mortgage loans (Note 4)	511,294	501,090
Accounts payable and accrued expenses	181,854	162,220
Advance deposits	28,471	19,447
Accrued interest	3,276	3,729
Distributions payable	53,939	45,462
Total liabilities	1,697,334	1,251,948
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $178,750), 40,000,000 shares authorized; 7,150,000 shares issued and outstanding (Note 6)	72	72
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 113,115,442 shares issued and 112,959,547 shares outstanding, and 112,828,536 shares issued and 112,824,508 shares outstanding, respectively (Note 6)	1,131	1,127
Treasury shares, at cost (Note 6)	(4,798)	(138)
Additional paid-in capital, net of offering costs of $80,205 and $80,124, respectively	2,684,010	2,673,888
Accumulated other comprehensive (loss) income (Note 4)	(97)	748
Distributions in excess of retained earnings	(306,051)	(233,988)
Total shareholders’ equity	2,374,267	2,441,709
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	18	17
Noncontrolling interests of common units in Operating Partnership (Note 6)	3,198	6,660
Total noncontrolling interests	3,216	6,677
Total equity	2,377,483	2,448,386
Total liabilities and equity	$4,074,817	$3,700,334
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)

	For the year ended
	December 31,
	2015	2014	2013
Revenues:
Hotel operating revenues:
Room	$849,523	$773,801	$667,444
Food and beverage	274,286	253,656	238,682
Other operating department	84,782	74,000	63,230
Total hotel operating revenues	1,208,591	1,101,457	969,356
Other income	7,993	8,321	7,937
Total revenues	1,216,584	1,109,778	977,293
Expenses:
Hotel operating expenses:
Room	215,944	196,952	170,555
Food and beverage	190,069	183,530	165,855
Other direct	17,514	23,800	22,445
Other indirect (Note 8)	301,004	264,508	237,386
Total hotel operating expenses	724,531	668,790	596,241
Depreciation and amortization	180,855	155,035	143,991
Real estate taxes, personal property taxes and insurance	65,438	57,805	53,374
Ground rent (Note 5)	16,076	14,667	11,117
General and administrative	25,197	23,832	22,001
Acquisition transaction costs (Note 3)	499	2,379	2,646
Other expenses	17,225	7,369	9,361
Total operating expenses	1,029,821	929,877	838,731
Operating income	186,763	179,901	138,562
Interest income	2,938	1,812	9,679
Interest expense	(54,333)	(56,628)	(57,516)
Loss from extinguishment of debt (Note 4)	(831)	(2,487)	0
Income before income tax benefit (expense)	134,537	122,598	90,725
Income tax benefit (expense) (Note 9)	1,292	(2,306)	(470)
Income before gain on sale of properties	135,829	120,292	90,255
Gain on sale of properties (Note 3)	0	93,205	0
Net income	135,829	213,497	90,255
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(16)	(16)	(17)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(261)	(636)	(303)
Net income attributable to noncontrolling interests	(277)	(652)	(320)
Net income attributable to the Company	135,552	212,845	89,935
Distributions to preferred shareholders	(12,169)	(14,333)	(17,385)
Issuance costs of redeemed preferred shares (Note 6)	0	(951)	(1,566)
Net income attributable to common shareholders	$123,383	$197,561	$70,984

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)

	For the year ended
	December 31,
	2015	2014	2013
Earnings per Common Share - Basic (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1.09	$1.89	$0.73
Earnings per Common Share - Diluted (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1.09	$1.88	$0.73
Weighted average number of common shares outstanding:
Basic	112,685,235	104,188,785	97,041,484
Diluted	113,096,420	104,545,895	97,228,671

Comprehensive Income:
Net income	$135,829	$213,497	$90,255
Other comprehensive income:
Unrealized (loss) gain on interest rate derivative instruments (Note 4)	(5,682)	(8,276)	8,127
Reclassification adjustment for amounts recognized in net income (Note 4)	4,835	4,410	4,248
	134,982	209,631	102,630
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(16)	(16)	(17)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(259)	(625)	(340)
Comprehensive income attributable to noncontrolling interests	(275)	(641)	(357)
Comprehensive income attributable to the Company	$134,707	$208,990	$102,273
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2012	$91	$955	$(886)	$2,118,705	$(7,735)	$(258,004)	$1,853,126	$18	$5,786	$5,804	$1,858,930
Issuance of shares, net of offering costs	44	84	262	354,122	0	0	354,512	0	0	0	354,512
Redemption of preferred shares	(40)	0	0	(98,394)	0	(1,566)	(100,000)	0	0	0	(100,000)
Repurchase of common shares into treasury	0	0	(3)	0	0	0	(3)	0	0	0	(3)
Deferred compensation, net	0	0	613	5,026	0	0	5,639	0	0	0	5,639
Adjustments to noncontrolling interests	0	0	0	(213)	0	0	(213)	0	213	213	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(20)	(20)	0	0	0	(20)
Distributions on common shares/units ($0.96 per share/unit)	0	0	0	0	0	(94,538)	(94,538)	0	(285)	(285)	(94,823)
Distributions on preferred shares	0	0	0	0	0	(17,385)	(17,385)	(17)	0	(17)	(17,402)
Net income	0	0	0	0	0	89,935	89,935	17	303	320	90,255
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	0	0	0	0	8,103	0	8,103	0	24	24	8,127
Reclassification adjustment for amounts recognized in net income	0	0	0	0	4,235	0	4,235	0	13	13	4,248
Balance, December 31, 2013	$95	$1,039	$(14)	$2,379,246	$4,603	$(281,578)	$2,103,391	$18	$6,054	$6,072	$2,109,463
Issuance of shares, net of offering costs	0	88	0	348,987	0	0	349,075	0	0	0	349,075
Redemption of preferred shares	(23)	0	0	(57,757)	0	(951)	(58,731)	0	0	0	(58,731)
Repurchase of common shares into treasury	0	0	(2,936)	0	0	0	(2,936)	0	0	0	(2,936)
Deferred compensation, net	0	0	2,812	3,809	0	0	6,621	0	0	0	6,621
Adjustments to noncontrolling interests	0	0	0	(397)	0	0	(397)	0	397	397	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(314)	(314)	0	0	0	(314)
Distributions on common shares/units ($1.41 per share/unit)	0	0	0	0	0	(149,657)	(149,657)	0	(416)	(416)	(150,073)
Distributions on preferred shares	0	0	0	0	0	(14,333)	(14,333)	(17)	0	(17)	(14,350)
Net income	0	0	0	0	0	212,845	212,845	16	636	652	213,497
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(8,252)	0	(8,252)	0	(24)	(24)	(8,276)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	4,397	0	4,397	0	13	13	4,410
Balance, December 31, 2014	$72	$1,127	$(138)	$2,673,888	$748	$(233,988)	$2,441,709	$17	$6,660	$6,677	$2,448,386

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity - Continued
(in thousands, except per share/unit data)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Issuance of shares, net of offering costs	0	2	955	838	0	0	1,795	0	0	0	1,795
Repurchase of common shares into treasury	0	0	(7,424)	0	0	0	(7,424)	0	0	0	(7,424)
Unit conversion	0	2	0	3,398	0	0	3,400	0	(3,400)	(3,400)	0
Deferred compensation, net	0	0	1,809	5,872	0	0	7,681	0	0	0	7,681
Adjustments to noncontrolling interests	0	0	0	14	0	0	14	0	(14)	(14)	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(334)	(334)	0	0	0	(334)
Distributions on common shares/units ($1.73 per share/unit)	0	0	0	0	0	(195,112)	(195,112)	0	(307)	(307)	(195,419)
Distributions on preferred shares	0	0	0	0	0	(12,169)	(12,169)	(15)	0	(15)	(12,184)
Net income	0	0	0	0	0	135,552	135,552	16	261	277	135,829
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(5,668)	0	(5,668)	0	(14)	(14)	(5,682)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	4,823	0	4,823	0	12	12	4,835
Balance, December 31, 2015	$72	$1,131	$(4,798)	$2,684,010	$(97)	$(306,051)	$2,374,267	$18	$3,198	$3,216	$2,377,483
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended
	December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$135,829	$213,497	$90,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180,855	155,035	143,991
Amortization of deferred financing costs, mortgage premium and note receivable discount	2,631	1,142	(348)
Loss from extinguishment of debt	831	2,487	0
Gain on sale of properties	0	(93,205)	0
Amortization of deferred compensation	7,681	6,621	5,639
Deferred income tax benefit	(1,734)	(335)	(211)
Allowance for doubtful accounts	55	(44)	(1)
Other	466	404	449
Changes in assets and liabilities:
Restricted cash reserves	2,332	(912)	157
Hotel receivables	(7,384)	(177)	(1,987)
Prepaid expenses and other assets	(4,965)	(940)	(8,277)
Accounts payable and accrued expenses	14,416	(1,581)	16,633
Advance deposits	6,959	1,343	(244)
Accrued interest	(453)	(99)	(491)
Net cash provided by operating activities	337,519	283,236	245,565
Cash flows from investing activities:
Additions to properties	(129,963)	(97,526)	(58,077)
Improvements to properties	(12,965)	(4,583)	(61,662)
Acquisition of properties	(439,157)	(191,111)	(302,135)
Deposit on acquisition	25,000	(25,000)	0
Purchase of office furniture and equipment	(143)	(799)	(47)
Acquisition of note receivable	(80,000)	0	0
Repayment of note receivable	0	72,000	0
Restricted cash reserves	(7,205)	(934)	(967)
Proceeds from sale of properties	0	167,838	0
Property insurance proceeds	2,431	2,114	843
Net cash used in investing activities	(642,002)	(78,001)	(422,045)
Cash flows from financing activities:
Borrowings under credit facilities	830,807	537,828	478,332
Repayments under credit facilities	(809,807)	(758,434)	(410,726)
Borrowings on term loan	555,000	0	0
Repayments of term loan	(177,500)	0	0
Proceeds from mortgage loan	225,000	0	0
Repayments of mortgage loans	(214,796)	(13,325)	(64,687)
Payment of deferred financing costs	(5,716)	(5,170)	(68)
Purchase of treasury shares	(7,424)	(2,936)	(3)
Proceeds from issuance of preferred shares	0	0	110,000
Payment of preferred offering costs	0	0	(3,648)
Proceeds from issuance of common shares	0	352,222	251,478
Payment of common offering costs	(251)	(3,557)	(3,759)
Distributions on earned shares from share awards with market conditions	(334)	(314)	(20)
Redemption of preferred shares	0	(58,722)	(100,000)
Distributions on preferred shares	(12,184)	(15,413)	(17,460)
Distributions on common shares/units	(186,743)	(136,671)	(84,661)
Net cash provided by (used in) financing activities	196,052	(104,492)	154,778
Net change in cash and cash equivalents	(108,431)	100,743	(21,702)
Cash and cash equivalents, beginning of year	114,131	13,388	35,090
Cash and cash equivalents, end of year	$5,700	$114,131	$13,388
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
As of December 31, 2015, the Company owned interests in 47 hotels with over 12,000 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2016 and December 2018. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at December 31, 2015. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at December 31, 2015. See Note 6 for additional disclosures related to common units of the Operating Partnership.

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
At the end of each reporting period, the Company assesses whether any quantitative or qualitative triggering events have occurred in relation to a property. Examples of situations considered to be triggering events include:

•	a substantial decline in operating cash flows during the period, including declines related to decreased occupancy, average daily rate or revenue per available room;

•	a current or projected loss from operations;

•	a significant cost accumulation above the original acquisition/development estimate;

•	a change in plan to sell the property prior to the end of its useful life or holding period;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events deemed significant by the Company’s management or the Company’s Board of Trustees.
If the presence of one or more triggering events as described above is identified at the end of a reporting period or throughout the year with respect to a hotel, the Company performs a recoverability test. In doing so, an estimate of undiscounted future cash flows over the estimated remaining holding period is compared to the carrying amount of the hotel.
Impairment is indicated if the results of a recoverability analysis indicate that the carrying amount of a hotel exceeds the estimated future undiscounted cash flows. An impairment charge is recorded equal to the excess of the carrying value of the hotel over the fair value. When determining the fair value of a property, the Company makes certain assumptions including, but not limited to, consideration of:

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
Intangible Assets
The Company does not amortize intangible assets with indefinite useful lives. Non-amortizable intangible assets are reviewed annually for impairment and more frequently if events or circumstances indicate that the assets may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset. As of December 31, 2015 and 2014, the Company did not have amortizable intangible assets or any value attributed to such non-amortizable intangible assets in the accompanying consolidated balance sheets.

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
Deferred Financing Costs
Financing costs related to long-term debt are recorded at cost and are amortized as interest expense over the life of the related debt instrument, unless there is a significant modification to the debt instrument. Accumulated amortization at December 31, 2015 and 2014 was $5,109 and $3,436, respectively.
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
As of December 31, 2015, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2015, 2014 and 2013, comprehensive income was $134,982, $209,631 and $102,630, respectively. As of December 31, 2015, the Company’s accumulated other comprehensive loss was $97 and, as of December 31, 2014, the Company’s accumulated other comprehensive income was $748.
Notes Receivable
Notes receivable are carried at cost, net of any premiums or discounts which are recognized as an adjustment of yield over the remaining life of the note using the effective interest method. Any costs related to notes receivable are expensed as incurred. Interest income is recorded on the accrual basis consistent with the terms of the notes receivable. A note is deemed to be impaired when, based on current information and events, including a review of factors that would impact the fair value of the underlying collateral, it is probable that the Company will be unable to collect all principal and interest contractually due. The Company considers current and projected cash flow, historical payment patterns, general and industry specific economic factors and operating results in determining the probability of default. Interest previously accrued but not collected becomes part of the Company’s recorded investment in the note receivable for purposes of assessing impairment. The Company applies interest payments received on non-accrual notes receivable first to accrued interest and then as interest income. Notes receivable return to accrual status when contractually current and the collection of future payments is reasonably assured.
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
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in Cloud Computing Arrangement, which provides guidance on customer evaluation of whether it is obtaining a software license or, instead, a service in a cloud computing arrangement with the same evaluation undertaken by the provider. This standard will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. The Company is evaluating the effect that ASU No. 2015-05 will have on its consolidated financial statements and related disclosures, but believes it will not have a material impact on its financial reporting.
Reclassification
Certain amounts in the 2013 and 2014 financial statements have been reclassified to conform with the 2015 presentation.

3.	Investment in Properties
Investment in hotel properties as of December 31, 2015 and 2014 consists of the following:

	December 31, 2015	December 31, 2014
Land	$731,796	$601,962
Buildings and improvements	3,613,724	3,295,233
Furniture, fixtures and equipment	701,742	596,879
Investment in hotel properties, gross	5,047,262	4,494,074
Accumulated depreciation	(1,229,586)	(1,065,518)
Investment in hotel properties, net	$3,817,676	$3,428,556

As of December 31, 2015 and 2014, buildings and improvements included capital lease assets of $183,503 and $186,711, respectively, and accumulated depreciation included amounts related to capital lease assets of $20,915 and $15,513, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.
The December 31, 2015 balance of investment in hotel properties excludes $54,066 classified as property under development primarily at Chaminade Resort and Conference Center, Hotel Palomar, Washington, DC, Lansdowne Resort, Mason & Rook Hotel (formerly Hotel Helix), The Liberty Hotel and Westin Michigan Avenue. The December 31, 2014 balance of investment in hotel properties excludes $35,613 classified as property under development primarily at Hotel Chicago, Hyatt Regency Boston Harbor, Sofitel Washington, DC Lafayette Square, The Marker San Francisco (formerly Hotel Monaco San Francisco), Villa Florence, Westin Michigan Avenue and Westin Philadelphia.
Interest, real estate taxes and insurance costs incurred during the renovation or development period are capitalized and depreciated over the lives of the renovated or developed assets. Capitalized interest for the years ended December 31, 2015, 2014 and 2013 was $902, $400 and $649, respectively.
The hotels owned as of December 31, 2015 are located in California (19), the District of Columbia (nine), Florida (two), Illinois (two), Indiana (one), Massachusetts (four), New York (four), Oregon (one), Pennsylvania (two), Virginia (one) and Washington state (two).
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

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the year ended December 31, 2013
Harbor Court Hotel	August 1, 2013	131	San Francisco, CA	$36,875	Kimpton Hotel & Restaurant Group, LLC (1)	$578
Hotel Triton	August 1, 2013	140	San Francisco, CA	10,900	Kimpton Hotel & Restaurant Group, LLC (1)	115
Serrano Hotel	August 21, 2013	236	San Francisco, CA	71,500	Kimpton Hotel & Restaurant Group, LLC (2)	1,010
Southernmost Hotel Collection (2)	August 27, 2013	260	Key West, FL	184,500	Highgate Hotels	943
Total				$303,775		$2,646
(1) Effective July 2015, management transitioned to Outrigger Lodging Services.
(2) Effective January 29, 2014, management transitioned to Access Hotels & Resorts.
(3) Renamed Southernmost Beach Resort Key West.
Harbor Court Hotel and Hotel Triton are subject to leases of land and building, which were determined to be capital leases (see Note 5). Accordingly, at acquisition, the Company recorded capital assets related to its leasehold interests of $54,563 and $37,253 for Harbor Court Hotel and Hotel Triton, respectively, based upon the estimated fair values of the rights to use the leased properties for the remaining terms. The capital assets are included within investment in hotel properties, net. Additionally, the Company recorded furniture, fixtures and equipment and inventory of $736 and $1,399 for Harbor Court Hotel and Hotel Triton, respectively, as part of the acquisitions.
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
(1) On January 23, 2015, the Company acquired Park Central San Francisco.
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
During 2015, the Company acquired 100% interests in two full-service hotels, each of which is leased to LHL. The Company recorded the acquisitions at fair value using model-derived valuations, with the estimated fair value recorded to investment in hotel properties and hotel working capital assets and liabilities. In connection with the acquisitions, the Company incurred acquisition transaction costs that were expensed as incurred. The following is a summary of the acquisitions:

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the year ended December 31, 2015
Park Central San Francisco	January 23, 2015	681	San Francisco, CA	$350,000	Highgate Hotels	$230
The Marker Waterfront Resort	March 16, 2015	96	Key West, FL	96,250	Highgate Hotels	214
Total for 2015 Acquisitions				$446,250		444
Mezzanine Loan (1)						55
Total						$499
(1) See “Note Receivable” below.
The sources of the funding for the January 23, 2015 acquisition were cash on hand and borrowings under the Company’s senior unsecured credit facility. The source of funding for the March 16, 2015 acquisition was borrowings under the Company’s senior unsecured credit facility. Total revenues and net income from the hotels acquired during 2015 of $82,884 and $11,705, respectively, are included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2015.
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
Note Receivable
On July 20, 2015, the Company provided a junior mezzanine loan (the “Mezzanine Loan”) secured by pledges of equity interests in the entities that own the hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The Company entered into the Mezzanine Loan for a total purchase price of $80,000 before closing costs. The Mezzanine Loan bears interest at a variable interest rate equal to LIBOR plus 7.75%, which rate was 8.09% as of December 31, 2015. Interest-only payments are to be received monthly with the option of prepayment, pursuant to certain terms and conditions. The Mezzanine Loan matures on August 9, 2017 and has five one-year extension options, subject to conditions. The Mezzanine Loan is subordinate to a $235,000 first mortgage loan and a $90,000 senior mezzanine loan secured by the properties that also mature on August 9, 2017.

4.	Long-Term Debt
Debt Summary
Debt as of December 31, 2015 and December 31, 2014 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	December 31, 2015	December 31, 2014
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$21,000	$0
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	0
Total borrowings under credit facilities			21,000	0
Term loans
First Term Loan	Floating (c)	- (c)	0	177,500
Second Term Loan	Floating (c)	January 2019	300,000	300,000
Third Term Loan	Floating (c)	January 2021	555,000	0
Total term loans			855,000	477,500
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Total bonds payable			42,500	42,500
Mortgage loans
Westin Copley Place	5.28%	- (e)	0	210,000
Westin Michigan Avenue	5.75%	April 2016 (f)	131,262	133,347
Indianapolis Marriott Downtown	5.99%	July 2016 (f)	96,097	97,528
The Roger	6.31%	August 2016 (g)	58,935	60,215
Westin Copley Place	Floating (h)	August 2018 (h)	225,000	0
Total mortgage loans			511,294	501,090
Total debt			$1,429,794	$1,021,090

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. As of December 31, 2015, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $21,000 was 2.13%. There were no borrowings outstanding at December 31, 2014. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at December 31, 2015 and December 31, 2014. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates. On November 5,

2015, the Company repaid the First Term Loan and entered into the Third Term Loan (as defined below). The Company entered into separate interest rate swap agreements with an aggregate notional amount of $377,500 for the full term of the Third Term Loan. The interest rate swaps for the First Term Loan continue to be in place and were redesignated as hedging instruments through May 2019 for the Third Term Loan. At December 31, 2015, the fixed all-in interest rates for the Second Term Loan and Third Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements). At December 31, 2014, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 3.62% and 2.38%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association (“U.S. Bank”) that expire in September 2016. The letters of credit have two one-year extension options and are secured by the Hyatt Regency Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2015 were 0.39% and 0.02% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2014 were 0.13% and 0.03% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loan on June 1, 2015 through borrowings on its senior unsecured credit facility.

(f)	The Company repaid the mortgage loans on January 4, 2016 through borrowings on its senior unsecured credit facility (see Note 13).

(g)	The Company repaid the mortgage loan on February 11, 2016 through borrowings on its senior unsecured credit facility (see Note 13).

(h)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of December 31, 2015 was LIBOR plus 1.75%, which equaled 2.09%. The mortgage loan allows for prepayments without penalty after one year, subject to certain terms and conditions.

Future scheduled debt principal payments as of December 31, 2015 are as follows:

2016	$286,294
2017	0
2018	288,500
2019	300,000
2020	0
Thereafter	555,000
Total debt	$1,429,794
A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the years ended December 31, 2015, 2014 and 2013 is as follows:

	For the year ended December 31,
	2015	2014	2013
Interest Expense:
Interest incurred	$52,604	$54,859	$55,912
Amortization of deferred financing costs	2,631	2,169	2,253
Capitalized interest	(902)	(400)	(649)
Interest expense	$54,333	$56,628	$57,516

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	1.89%	1.86%	2.11%
LHL unsecured credit facility	1.89%	1.86%	2.03%
Massport Bonds	0.06%	0.35%	0.25%
Mortgage loan (Westin Copley Place)	2.19%	N/A	N/A
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
Term Loans
On May 16, 2012, the Company entered into a $177,500 unsecured term loan (the “First Term Loan”) with a seven-year term maturing on May 16, 2019. The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate through May 16, 2019. On November 5, 2015, the Company repaid the First Term Loan and redesignated the interest rate swaps.
On January 8, 2014, the Company refinanced its $300,000 unsecured term loan (the “Second Term Loan”). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500,000. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at December 31, 2015 through August 2, 2017 (see “Derivative and Hedging Activities” below).
On November 5, 2015, the Company entered into a $555,000 unsecured term loan (the “Third Term Loan”) with a five-year term maturing on January 29, 2021. The Third Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $700,000. The Third Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.95% at December 31, 2015 through May 16, 2019 for $177,500 of the Third Term Loan and through January 29, 2021 for the remaining $377,500 of the Third Term Loan (see “Derivative and Hedging Activities” below).
The Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCL”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the First Term Loan’s full seven-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements). As discussed above, the First Term Loan was repaid on November 5, 2015. The interest rate swaps for the First Term Loan continue to be in place and are designated as hedging instruments for the Third Term Loan. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at December 31, 2015. Effective November 5, 2015, the Company entered into seven interest rate swap agreements with an aggregate notional amount of $377,500 for the Third Term Loan’s full five-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements). At December 31, 2015, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) was 2.95% for the Third Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following table presents the effect of derivative instruments on the Company’s accompanying consolidated statements of operations and comprehensive income, including the location and amount of unrealized (loss) gain on outstanding derivative instruments in cash flow hedging relationships, for the years ended December 31, 2015, 2014 and 2013:

	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments			Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income

	(Effective Portion)			(Effective Portion)	(Effective Portion)
	For the year ended				For the year ended
	December 31,				December 31,
	2015	2014	2013		2015	2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(5,682)	$(8,276)	$8,127	Interest expense	$4,835	$4,410	$4,248
During the years ended December 31, 2015, 2014 and 2013, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of December 31, 2015, there was $97 in cumulative unrealized loss of which $97 was included in AOCL and zero was attributable to noncontrolling interests. As of December 31, 2014, there was $750 in cumulative unrealized gain of which $748 was included in AOCL and $2 was attributable to noncontrolling interests. The Company expects that approximately $8,094 will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of December 31, 2015.
Bonds Payable
The Company is the obligor with respect to a $37,100 tax-exempt special project revenue bond and a $5,400 taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at the Company’s option, without penalty. The Massport Bonds are secured by letters of credit issued by U.S. Bank, effective September 30, 2014, that expire on September 30, 2016, which replaced similar letters of credit held by the Royal Bank of Scotland. The letters of credit have two one-year extension options that the Company may exercise at its option, subject to certain terms and conditions. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The Company incurred an annual letter of credit fee of a variable rate based on an applicable margin as defined in the Company’s senior unsecured credit agreement through September 29, 2014, which is included in interest expense. Effective September 30, 2014, the Company incurs an annual letter of credit fee of 1.35%. The letters of credit are secured by the Hyatt Regency Boston Harbor. If U.S. Bank fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay off the bonds.

Extinguishment of Debt
As discussed above, on January 8, 2014, the Company refinanced its senior unsecured credit facility and Second Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and Second Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of $2,487, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2014. As discussed above, on November 5, 2015, the Company repaid the First Term Loan prior to maturity and recognized a loss from extinguishment of debt of $831, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2015. The loss from extinguishment of debt represents the unamortized deferred financing costs incurred when the original agreements were executed.
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
On January 4, 2016, the Company repaid without fee or penalty the Westin Michigan Avenue mortgage loan and the Indianapolis Marriott Downtown mortgage loan. On February 11, 2016, the Company repaid without fee or penalty The Roger mortgage loan. Refer to Note 13.
The Company’s mortgage loans contain debt service coverage ratio tests related to the mortgaged properties. If the debt service coverage ratio for a specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel may automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows may be directed to the lender (“cash trap”) until such time as the property again complies with the specified debt service coverage ratio or the mortgage is paid off.
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
As of December 31, 2015, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loans.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
A summary of the Company’s hotels subject to non-cancelable operating leases as of December 31, 2015 is as follows:

Lease Properties	Lease Type	Lease Expiration Date
Southernmost Beach Resort Key West (Restaurant facility)	Ground lease	April 2019 (1)
Hyatt Regency Boston Harbor	Ground lease	March 2026 (2)
The Hilton San Diego Resort and Spa	Ground lease	December 2045
San Diego Paradise Point Resort and Spa	Ground lease	May 2050
Hotel Vitale	Ground lease	March 2056 (3)
Viceroy Santa Monica	Ground lease	September 2056
Westin Copley Place (4)	Air rights lease	December 2077
The Liberty Hotel	Ground lease	May 2080
Indianapolis Marriott Downtown (5)	Ground lease	June 2099 (5)
Hotel Solamar	Ground lease	December 2102
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
The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $1,943, $1,820 and $1,305 for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in total ground rent expense. Total ground rent expense for the years ended December 31, 2015, 2014 and 2013 was $16,076, $14,667 and $11,117, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
A summary of the Company’s hotels subject to capital leases of land and building as of December 31, 2015 is as follows:

Lease Properties	Estimated Present Value of Remaining Rent Payments (1)	Lease Expiration Date
The Roger	$4,892	December 2044
Harbor Court Hotel	$18,424	April 2048
Hotel Triton (2)	$25,625	December 2049
(1) At acquisition, the estimated present value of the remaining rent payments were recorded as capital lease obligations. These obligations, net of amortization, are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
(2) In 2015, the hotel lease was amended, extending the lease expiration date from January 2048 to December 2049. At acquisition, the estimated present value of the remaining payments recorded as a capital lease obligation was $27,752. Due to the lease amendment, the recalculated estimated present value of the remaining rent payments is $25,625, which net of amortization, is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2016	$12,804
2017	13,039
2018	13,183
2019	13,159
2020	13,557
Thereafter	600,780
$666,522
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of December 31, 2015, $21,402 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At December 31, 2015, the Company held $26,443 in restricted cash reserves. Included in such amounts are (i) $21,402 of reserve funds for future capital expenditures, (ii) $2,620 deposited in mortgage escrow accounts pursuant to mortgage obligations to pre-fund a portion of certain operating expenses and debt payments and (iii) $2,421 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
Common Shares of Beneficial Interest
At December 31, 2015 and 2014, there were 200,000,000 authorized common shares under the Company’s declaration of trust, as amended.
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
On December 12, 2014, the Company completed an underwritten public offering of 7,600,000 common shares of beneficial interest, par value $0.01 per share. On December 24, 2014, an additional 1,140,000 common shares of beneficial interest were issued pursuant to the full exercise of the underwriters’ option to purchase additional shares. After deducting the underwriters’ discounts and commissions and other offering costs, the Company raised net proceeds of $348,514. The net proceeds were used to fund the acquisition of The Heathman Hotel on December 18, 2014, to initially pay down amounts outstanding under the Company’s senior unsecured credit facility and under the LHL unsecured credit facility and to fund a portion of the acquisition of the Park Central San Francisco on January 23, 2015.
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
Common Dividends
The Company paid the following dividends on common shares/units during the year ended December 31, 2015:

Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Payable Date
$0.38	December 31, 2014	December 31, 2014	January 15, 2015
$0.38	March 31, 2015	March 31, 2015	April 15, 2015
$0.45	June 30, 2015	June 30, 2015	July 15, 2015
$0.45	September 30, 2015	September 30, 2015	October 15, 2015
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
Treasury Shares
Treasury shares are accounted for under the cost method. During the year ended December 31, 2015, the Company received 55,577 common shares of beneficial interest related to employees surrendering shares to pay minimum withholding taxes at the time nonvested shares vested and forfeiting nonvested shares upon resignation.
The Company’s Board of Trustees previously authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. In August 2015, the Company repurchased 184,742 common shares of beneficial interest under the Repurchase Program for a total of $5,697, including commissions of $6. As of December 31, 2015, the Company had availability under the Repurchase Program to acquire up to $69,807 of common shares of beneficial interest. The Company is currently authorized by its Board of Trustees to repurchase or offer to repurchase common shares under the Repurchase Agreement.
During the year ended December 31, 2015, the Company re-issued 30,388 treasury shares of beneficial interest related to the resignation of a former Board of Trustees member who retired from the Board of Trustees for the remainder of his accumulated deferred shares granted as compensation for years 1999 through 2013. These accumulated deferred shares are fully issued with no remaining balance as of December 31, 2015. These common shares of beneficial interest were issued under the 2009 Plan and 2014 Plan. The Company also issued 58,064 treasury shares related to the grants of nonvested shares.

At December 31, 2015, there were 155,895 common shares of beneficial interest in treasury.
Preferred Shares
At December 31, 2015 and 2014, there were 40,000,000 authorized preferred shares under the Company’s declaration of trust, as amended.
On March 4, 2013, the Company issued 4,000,000 6 ⅜% Series I Cumulative Redeemable Preferred Shares ($0.01 par value) (the “Series I Preferred Shares”) at a price of $25.00 per share and received net proceeds, after deducting underwriting discounts and other offering costs, of $96,667. On March 12, 2013, the underwriters exercised their rights to cover overallotments and purchased 400,000 additional Series I Preferred Shares, resulting in additional net proceeds to the Company of $9,685. The net proceeds were used to redeem a portion of the Company’s 7 ¼% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”) on April 5, 2013, to pay down amounts outstanding under the Company’s senior unsecured credit facility and for general corporate purposes.
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
The following Preferred Shares were outstanding as of December 31, 2015:

Security Type	Number of Shares
7 ½% Series H Preferred Shares	2,750,000
6 ⅜% Series I Preferred Shares	4,400,000
The 7 ½% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”) and the Series I Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for the current and all past dividend periods and, with respect to the Series H Preferred Shares, for the current dividend period. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares.
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

Preferred Dividends
The Company paid the following dividends on preferred shares during the year ended December 31, 2015:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Payable Date
7 ½% Series H	$0.47	December 31, 2014	January 1, 2015	January 15, 2015
6 ⅜% Series I	$0.40	December 31, 2014	January 1, 2015	January 15, 2015
7 ½% Series H	$0.47	March 31, 2015	April 1, 2015	April 15, 2015
6 ⅜% Series I	$0.40	March 31, 2015	April 1, 2015	April 15, 2015
7 ½% Series H	$0.47	June 30, 2015	July 1, 2015	July 15, 2015
6 ⅜% Series I	$0.40	June 30, 2015	July 1, 2015	July 15, 2015
7 ½% Series H	$0.47	September 30, 2015	October 1, 2015	October 15, 2015
6 ⅜% Series I	$0.40	September 30, 2015	October 1, 2015	October 15, 2015

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
Noncontrolling Interests of Common Units in Operating Partnership
On May 13, 2015, the Company issued an aggregate of 151,077 common shares of beneficial interest in connection with the redemption of 151,077 common units of limited partnership interest held by certain limited partners of the Operating Partnership. These common shares of beneficial interest were issued in reliance on an exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company relied on the exemption under Section 4(a)(2) based upon factual representations given by the limited partners who received the common shares of beneficial interest.
As of December 31, 2015, the Operating Partnership had 145,223 common units of limited partnership interest outstanding, representing a 0.1% partnership interest held by the limited partners. As of December 31, 2015, approximately $3,654 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $3,654 is based on the Company’s closing common share price of $25.16 on December 31, 2015, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain limitations, the outstanding common units of limited partnership are redeemable for cash, or at the Company’s option, for a like number of common shares of beneficial interest of the Company.
The following schedule presents the effects of changes in the Company’s ownership interest in the Operating Partnership on the Company’s equity:

	For the year ended December 31,
	2015	2014	2013
Net income attributable to common shareholders	$123,383	$197,561	$70,984
Increase (decrease) in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	14	(397)	(213)
Change from net income attributable to common shareholders and adjustments to noncontrolling interests	$123,397	$197,164	$70,771

7.	Equity Incentive Plan
The common shareholders approved the 2014 Plan at the 2014 Annual Meeting of Shareholders held on May 7, 2014, which permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At December 31, 2015, there were 2,797,762 common shares available for future grant under the 2014 Plan. Upon the approval of the 2014 Plan by the common shareholders on May 7, 2014, the 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
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
A summary of the Company’s nonvested shares with service conditions as of December 31, 2015 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2015	256,379	$31.00
Granted	63,675	38.82
Vested	(78,483)	28.60
Forfeited	(12,736)	27.31
Nonvested at December 31, 2015 (1)	228,835	$33.29

(1)	Amount excludes 84,401 share awards with market conditions which were earned but nonvested due to a service condition as of December 31, 2015.
As of December 31, 2015 and 2014, there were $3,914 and $5,113, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of December 31, 2015 and 2014, these costs were expected to be recognized over a weighted–average period of 1.4 and 1.9 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the years ended December 31, 2015, 2014 and 2013 was $3,152, $5,602 and $8, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $3,323, $3,055 and $2,959 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
On January 24 and January 26, 2011, the Company’s Board of Trustees granted a target of 8,925 and 35,920 nonvested share awards with market conditions to executives, respectively. On January 1, 2014, the executives earned 79.5% of the target number of shares, or 35,652 shares. The shares representing the difference between 79.5% and 100% of the target, or 9,193 shares, were forfeited on January 1, 2014. Of the earned shares, 11,885 shares vested immediately on January 1, 2014, 11,884 shares vested on January 1, 2015 and the remaining 11,883 shares will vest on January 1, 2016 based on continued employment. The executives received cash payments of $75 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2010 until the determination date, January 1, 2014. As of January 1, 2014, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.
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
For the January 30, 2013 Awards, March 20, 2014 Awards and the March 19, 2015 Awards, the nonvested awards consist of three tranches in each performance measurement period described above. Two of the tranches in the award agreements are nonvested share awards with market conditions, consistent with tranches described in (2) and (3) above, and were valued on the grant date via the methodology described above using a third-party consultant. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. The grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis. As of December 31, 2015, a change in the Company’s estimate of probable outcome occurred for all the award tranches with performance conditions as the return on invested capital measurement assumptions (see below) was revised from 100% to 200% resulting in a cumulative adjustment to compensation cost.
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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
March 19, 2015 Awards (performance period starting January 1, 2015)
Target amounts	24.40%	0.99%	N/A	N/A	$29.25	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$38.84	33.30%
Peer companies	24.40%	0.99%	N/A	1.011	$40.69	33.30%
March 19, 2015 Awards (performance period starting July 1, 2015)
Target amounts	24.40%	0.99%	N/A	N/A	$31.86	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$38.84	33.30%
Peer companies	24.40%	0.99%	N/A	1.011	$41.00	33.30%
May 31, 2008 Awards (performance period starting July 1, 2014)
Target amounts	33.30%	0.90%	N/A	N/A	$32.57	20.00%
NAREIT index	33.30%	0.90%	N/A	1.356	$39.26	40.00%
Peer companies	33.30%	0.90%	N/A	0.908	$38.15	40.00%
March 20, 2014 Awards (performance period starting January 1, 2014)
Target amounts	33.70%	0.90%	N/A	N/A	$31.94	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$31.82	33.30%
Peer companies	33.70%	0.90%	N/A	0.938	$31.02	33.30%
March 20, 2014 Awards (performance period starting July 1, 2014)
Target amounts	33.70%	0.90%	N/A	N/A	$31.23	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$31.82	33.30%
Peer companies	33.70%	0.90%	N/A	0.938	$34.53	33.30%
January 30, 2013 Awards (performance period starting January 1, 2013)
Target amounts	38.70%	0.42%	N/A	N/A	$29.38	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$27.20	33.30%
Peer companies	38.70%	0.42%	N/A	0.864	$30.51	33.30%
January 30, 2013 Awards (performance period starting July 1, 2013)
Target amounts	38.70%	0.42%	N/A	N/A	$27.70	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$27.20	33.30%
Peer companies	38.70%	0.42%	N/A	0.864	$31.34	33.30%
January 26, 2012 Awards
Target amounts	65.30%	0.31%	N/A	N/A	$36.22	33.40%
NAREIT index	65.30%	0.31%	N/A	1.370	$35.25	33.30%
Peer companies	65.30%	0.31%	N/A	0.911	$35.33	33.30%
A summary of the Company’s restricted share awards with either market or performance conditions as of December 31, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	311,625	$33.62
Granted (1)	90,616	36.38
Vested	(53,654)	35.99
Forfeited	0	0.00
Nonvested at December 31, 2015	348,587	$33.98

(1)	Amount includes an additional 28,956 shares issued on January 1, 2015 from the January 26, 2012 Grant, which were earned in excess of the target amount.
As of December 31, 2015 and 2014, there were $5,342 and $6,637, respectively, of total unrecognized compensation costs related to restricted share awards with market or performance conditions. As of December 31, 2015 and 2014, these costs were expected to be recognized over a weighted–average period of 1.7 and 2.0 years, respectively. As of December 31, 2015 and 2014, there were 308,069 and 254,415 share awards with market or performance conditions vested, respectively. Additionally, there were 84,401 and 29,276 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of December 31, 2015 and 2014, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $4,360, $3,567 and $2,681 for the years ended December 31, 2015, 2014 and 2013, respectively.
Board of Trustees’ Compensation
The Company issues common shares of beneficial interest to the independent members of the Board of Trustees for at least half of their compensation in lieu of cash. The Trustees may elect to receive the remaining half in cash or additional common shares. All or a portion of the shares issued may be deferred. The Company issued an aggregate of 18,774, 15,865 and 20,012 shares, including 4,910, 4,183 and 6,064 deferred shares, related to the Trustees’ compensation for the years 2015, 2014 and 2013, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the year ended December 31,
	2015	2014	2013
General and administrative	$101,397	$87,210	$76,699
Sales and marketing	73,654	61,249	55,752
Repairs and maintenance	39,521	37,169	33,741
Management and incentive fees	39,686	36,463	32,850
Utilities and insurance	34,427	32,296	29,077
Franchise fees	9,836	8,346	7,601
Other expenses	2,483	1,775	1,666
Total other indirect expenses	$301,004	$264,508	$237,386

As of December 31, 2015, LHL leased all 47 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	The Marker San Francisco	San Francisco, CA
9.	Hotel Triton	San Francisco, CA
10.	Hotel Vitale	San Francisco, CA
11.	Park Central San Francisco	San Francisco, CA
12.	Serrano Hotel	San Francisco, CA
13.	Villa Florence	San Francisco, CA
14.	Chaminade Resort and Conference Center	Santa Cruz, CA
15.	Viceroy Santa Monica	Santa Monica, CA
16.	Chamberlain West Hollywood	West Hollywood, CA
17.	Le Montrose Suite Hotel	West Hollywood, CA
18.	Le Parc Suite Hotel	West Hollywood, CA
19.	The Grafton on Sunset	West Hollywood, CA
20.	Donovan House	Washington, D.C.
21.	Hotel George	Washington, D.C.
22.	Hotel Madera	Washington, D.C.
23.	Hotel Palomar, Washington, DC	Washington, D.C.
24.	Hotel Rouge	Washington, D.C.
25.	Mason & Rook Hotel	Washington, D.C.
26.	Sofitel Washington, DC Lafayette Square	Washington, D.C.
27.	The Liaison Capitol Hill	Washington, D.C.
28.	Topaz Hotel	Washington, D.C.
29.	Southernmost Beach Resort Key West	Key West, FL
30.	The Marker Waterfront Resort	Key West, FL
31.	Hotel Chicago	Chicago, IL
32.	Westin Michigan Avenue	Chicago, IL
33.	Indianapolis Marriott Downtown	Indianapolis, IN
34.	Hyatt Regency Boston Harbor	Boston, MA
35.	Onyx Hotel	Boston, MA
36.	The Liberty Hotel	Boston, MA
37.	Westin Copley Place	Boston, MA
38.	Gild Hall	New York, NY
39.	Hotel Roger Williams	New York, NY
40.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
41.	WestHouse Hotel New York	New York, NY
42.	The Heathman Hotel	Portland, OR
43.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
44.	Westin Philadelphia	Philadelphia, PA
45.	Lansdowne Resort	Lansdowne,VA
46.	Alexis Hotel	Seattle, WA
47.	Hotel Deca	Seattle, WA

9.	Income Taxes
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
The following characterizes distributions paid per common share of beneficial interest and preferred share on a tax basis for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	$	%	$	%	$	%
Common shares of beneficial interest
Ordinary income	$1.6570	100.00%	$1.4556	100.00%	$1.0305	100.00%

Preferred shares (Series G)
Ordinary income	$0.0000	0.00%	$0.0000	0.00%	$1.8125	100.00%

Preferred shares (Series G redeemed) (1)
Ordinary income	$0.0000	0.00%	$0.0000	0.00%	$0.9314	100.00%

Preferred shares (Series G redeemed) (2)
Ordinary income	$0.0000	0.00%	$1.3745	100.00%	$1.8125	100.00%

Preferred shares (Series H)
Ordinary income	$1.8750	100.00%	$1.8750	100.00%	$1.8750	100.00%

Preferred shares (Series I)
Ordinary income	$1.5938	100.00%	$1.5938	100.00%	$0.9784	100.00%
(1) On April 5, 2013, the Company redeemed a portion of its Series G Preferred Shares (see Note 6).
(2) On July 3, 2014, the Company redeemed its remaining Series G Preferred Shares (see Note 6).
The Company’s federal and state tax returns for the year ended December 31, 2015 have not been filed. The taxability information presented for the Company’s dividends paid in 2015 is based upon management’s estimate. The distributions for the year ended December 31, 2014 were revised from the Company’s previous estimate and agree to the tax returns filed for the year ended December 31, 2014.

Income tax (benefit) expense was comprised of the following for the years ended December 31, 2015, 2014 and 2013:

	For the year ended December 31,
	2015	2014	2013
LHL’s income tax (benefit) expense	$(2,546)	$1,260	$(308)
Operating Partnership’s income tax expense	1,254	1,046	778
Total income tax (benefit) expense	$(1,292)	$2,306	$470
The components of LHL’s income tax (benefit) expense and (loss) income before income tax (benefit) expense for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the year ended December 31,
	2015	2014	2013
LHL’s income tax (benefit) expense:
Federal
Current	$(510)	$912	$(50)
Deferred	(1,251)	372	51
State & local
Current	83	297	(47)
Deferred	(868)	(321)	(262)
Total	$(2,546)	$1,260	$(308)

LHL’s (loss) income before income tax (benefit) expense	$(4,876)	$3,559	$615
LHL’s provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to LHL’s pretax income for the years ended December 31, 2015, 2014 and 2013 as a result of the following differences:

	For the year ended December 31,
	2015	2014	2013
“Expected” federal tax (benefit) expense at statutory rate	$(1,658)	$1,210	$209
State income tax (benefit) expense, net of federal income tax effect	(443)	302	50
Other, net	(445)	(252)	(567)
Income tax (benefit) expense	$(2,546)	$1,260	$(308)
LHL’s deferred tax assets (liabilities) as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Net operating loss carryforwards	$4,175	$1,618
Bad debt reserves	255	214
Golf membership deferred revenue (1)	(343)	(256)
Straight-line rent (1)	(643)	(129)
Other	122	0
Net deferred tax assets	$3,566	$1,447
(1) Amounts included in accounts payable and accrued expenses in the accompanying consolidated balance sheets for 2014. For 2015, amounts netted because of the existence of deferred tax assets in both federal and state jurisdictions.
As of December 31, 2015, the Company had net deferred tax assets of $3,566 primarily due to the current year’s federal net operating loss and current and past years’ state tax net operating losses. These loss carryforwards will generally expire in 2016 through 2035 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets related to federal and state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.
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
The Company has no material unrecognized income tax benefits as of December 31, 2015 and 2014. As of December 31, 2015, the tax years that remain subject to examination by major tax jurisdictions generally include 2011 through 2015.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		December 31, 2015	December 31, 2014
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$1,605	$1,520
Derivative interest rate instruments	Accounts payable and accrued expenses	$1,702	$770
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$80,000	$80,000	$0	$0
Borrowings under credit facilities	$21,000	$21,061	$0	$0
Term loans	$855,000	$856,038	$477,500	$476,996
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$511,294	$511,786	$501,090	$510,250
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using interest rates ranging from 1.5% to 4.4% as of December 31, 2015 and from 1.6% to 4.3% as of December 31, 2014 with a weighted average effective interest rate of 2.1% and 2.9% as of December 31, 2015 and 2014, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s. At December 31, 2015, the carrying amount of the note receivable was representative of its fair value due to the short-term nature and recent acquisition of this instrument.
At December 31, 2015 and 2014, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

11.	Earnings per Common Share
The limited partners’ outstanding common partnership units in the Operating Partnership (which may be converted to common shares of beneficial interest) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income or loss would also be added back to net income or loss. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards expected to vest that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested restricted shares (participating securities) have been excluded, as applicable, from net income or loss attributable to common shareholders used in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of noncontrolling interests in the earnings per share calculations.

The computation of basic and diluted earnings per common share is as follows:

	For the year ended December 31,
	2015	2014	2013
Numerator:
Net income attributable to common shareholders	$123,383	$197,561	$70,984
Dividends paid on unvested restricted shares	(542)	(411)	(353)
Undistributed earnings attributable to unvested restricted shares	0	(138)	0
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$122,841	$197,012	$70,631
Denominator:
Weighted average number of common shares - basic	112,685,235	104,188,785	97,041,484
Effect of dilutive securities:
Compensation-related shares	411,185	357,110	187,187
Weighted average number of common shares - diluted	113,096,420	104,545,895	97,228,671
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1.09	$1.89	$0.73
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$1.09	$1.88	$0.73

12.	Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2015	2014	2013
Interest paid, net of capitalized interest	$52,155	$54,558	$55,754
Interest capitalized	902	400	649
Income taxes paid, net	3,112	815	2,353
Increase in distributions payable on common shares	8,477	13,227	10,044
Decrease in distributions payable on preferred shares	0	(1,064)	(59)
Write-off of fully depreciated furniture, fixtures and equipment	16,000	582	7,888
Write-off of fully amortized deferred financing costs	131	273	203
Increase (decrease) in accrued capital expenditures	2,334	(994)	3,116
Grant of nonvested shares and awards to employees and executives, net	5,188	7,953	5,258
Issuance of common shares for Board of Trustees compensation (1)	1,874	602	277
In conjunction with the sale of properties, the Company disposed of the following assets and liabilities:
Investment in properties, net of closing costs	$0	$167,921	$0
Other assets	0	1,397	0
Liabilities	0	(1,480)	0
Sale of properties	$0	$167,838	$0
In conjunction with the acquisition of properties, the Company assumed the following assets and liabilities:
Investment in properties (after credits at closing)	$(445,734)	$(194,198)	$(349,802)
Other assets	(1,897)	(1,361)	(2,509)
Liabilities	8,474	4,448	50,176
Acquisition of properties	$(439,157)	$(191,111)	$(302,135)
(1) Refer to Note 6 for issuances of previously deferred shares in 2014 and 2015.

13.	Subsequent Events
On January 1, 2016, the Company issued 13,864 common shares of beneficial interest and authorized an additional 4,910 deferred shares to the independent members of its Board of Trustees for their 2015 compensation. These common shares of beneficial interest were issued under the 2014 Plan.
On January 4, 2016, the Company received 38,193 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested.
The Company paid the following common and preferred share dividends subsequent to December 31, 2015:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share/Unit (1)	Ended	Date	Date
Common Shares/Units	$0.45	December 31, 2015	December 31, 2015	January 15, 2016
7 ½% Series H Preferred Shares	$0.47	December 31, 2015	January 1, 2016	January 15, 2016
6 ⅜% Series I Preferred Shares	$0.40	December 31, 2015	January 1, 2016	January 15, 2016

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
On January 4, 2016, the Company repaid without fee or penalty the Westin Michigan Avenue mortgage loan in the amount of $131,262 plus accrued interest through borrowings under its senior unsecured credit facility. The loan was due to mature in April 2016.
On January 4, 2016, the Company repaid without fee or penalty the Indianapolis Marriott Downtown mortgage loan in the amount of $96,097 plus accrued interest through borrowings under its senior unsecured credit facility. The loan was due to mature in July 2016.
On February 11, 2016, the Company repaid without fee or penalty The Roger mortgage loan in the amount of $58,831 plus accrued interest through borrowings under its senior unsecured credit facility. The loan was due to mature in August 2016.

14.	Quarterly Operating Results (Unaudited)
The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2015 and 2014 (in thousands, except per share data) follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$250,809	$341,387	$331,004	$296,322
Total expenses	248,071	282,376	283,462	269,784
Net income	2,738	59,011	47,542	26,538
Net income attributable to noncontrolling interests	(15)	(147)	(75)	(40)
Distributions to preferred shareholders	(3,042)	(3,042)	(3,043)	(3,042)
Net (loss) income attributable to common shareholders	$(319)	$55,822	$44,424	$23,456
Earnings per Common Share—Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.00	$0.49	$0.39	$0.21
Earnings per Common Share—Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.00	$0.49	$0.39	$0.21
Weighted average number of common shares outstanding:
Basic	112,647,715	112,728,085	112,731,358	112,633,429
Diluted	112,647,715	113,141,908	113,137,284	113,028,661

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$220,653	$356,663	$357,661	$269,818
Total expenses	225,524	265,695	256,149	243,930
Net (loss) income	(4,871)	90,968	101,512	25,888
Net loss (income) attributable to noncontrolling interests	6	(274)	(297)	(87)
Distributions to preferred shareholders	(4,107)	(4,142)	(3,042)	(3,042)
Issuance costs of redeemed preferred shares	0	(942)	(9)	0
Net (loss) income attributable to common shareholders	$(8,972)	$85,610	$98,164	$22,759
Earnings per Common Share—Basic:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.09)	$0.82	$0.94	$0.22
Earnings per Common Share—Diluted:
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(0.09)	$0.82	$0.94	$0.21
Weighted average number of common shares outstanding:
Basic	103,691,657	103,698,332	103,798,853	105,550,157
Diluted	103,691,657	104,024,472	104,133,553	105,902,098

LASALLE HOTEL PROPERTIES
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2015
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amounts at Which Carried at Close of Period							Life on Which Depreciation in Statement of Operations is Computed
		Encum- brances	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Accumu- lated Depre- ciation	Net Book Value	Date of Original Construc- tion	Date of Acqui- sition
1.	Le Montrose Suite Hotel	$0	$5,004	$19,752	$2,951	$0	$5,309	$14,063	$5,004	$25,061	$17,014	$27,587	$19,492	1976	4/29/1998	3-40 years
2.	San Diego Paradise Point Resort and Spa	0	0	69,639	3,665	154	41,164	33,962	154	110,803	37,627	89,290	59,294	1962	6/1/1998	3-40 years
3.	Hyatt Regency Boston Harbor	42,500	0	66,159	5,246	16	4,785	15,066	16	70,944	20,312	54,451	36,821	1993	6/24/1998	3-40 years
4.	Topaz Hotel	0	2,137	8,549	0	12	4,307	6,366	2,149	12,856	6,366	12,042	9,329	1963	3/8/2001	3-40 years
5.	Hotel Madera	0	1,682	6,726	0	15	5,559	6,442	1,697	12,285	6,442	10,673	9,751	1963	3/8/2001	3-40 years
6.	Hotel Rouge	0	2,162	8,647	0	17	5,071	8,187	2,179	13,718	8,187	14,019	10,065	1963	3/8/2001	3-40 years
7.	Mason & Rook Hotel	0	2,636	10,546	0	14	10,048	777	2,650	20,594	777	9,573	14,448	1962	3/8/2001	3-40 years
8.	The Liaison Capitol Hill	0	8,353	33,412	2,742	19	15,453	22,295	8,372	48,865	25,037	44,815	37,459	1968	6/1/2001	3-40 years
9.	Lansdowne Resort	0	27,421	74,835	3,114	33,147	27,818	29,557	60,568	102,653	32,671	75,632	120,260	1991	6/17/2003	3-40 years
10.	Hotel George	0	1,743	22,221	531	0	867	8,587	1,743	23,088	9,118	14,834	19,115	1928	9/18/2003	3-40 years
11.	Indianapolis Marriott Downtown	96,097	0	96,173	9,879	0	2,018	4,653	0	98,191	14,532	51,657	61,066	2001	2/10/2004	3-40 years
12.	Chaminade Resort and Conference Center	0	5,240	13,111	299	24	9,023	11,338	5,264	22,134	11,637	18,734	20,301	1985	11/18/2004	3-40 years
13.	Hilton San Diego Gaslamp Quarter	0	5,008	77,892	2,250	0	1,353	11,621	5,008	79,245	13,871	30,336	67,788	2000	1/6/2005	3-40 years
14.	The Grafton on Sunset	0	1,882	23,226	431	11	3,482	9,575	1,893	26,708	10,006	11,596	27,011	1954	1/10/2005	3-40 years
15.	Onyx Hotel	0	6,963	21,262	445	3,561	211	3,830	10,524	21,473	4,275	7,920	28,352	2004	5/18/2005	3-40 years
16.	Westin Copley Place	225,000	0	295,809	28,223	0	22,512	44,179	0	318,321	72,402	147,104	243,619	1983	8/31/2005	3-40 years
17.	Hotel Deca	0	4,938	21,720	577	0	826	6,131	4,938	22,546	6,708	10,753	23,439	1931	12/8/2005	3-40 years
18.	The Hilton San Diego Resort and Spa	0	0	85,572	4,800	122	15,834	19,005	122	101,406	23,805	50,559	74,774	1962	12/15/2005	3-40 years
19.	The Donovan	0	11,384	34,573	0	0	36,539	15,540	11,384	71,112	15,540	38,000	60,036	1972	12/16/2005	3-40 years
20.	Le Parc Suite Hotel	0	13,971	31,742	2,741	3	2,322	9,952	13,974	34,064	12,693	18,658	42,073	1970	1/27/2006	3-40 years
21.	Westin Michigan Avenue	131,262	38,158	154,181	24,112	17	17,572	28,670	38,175	171,753	52,782	85,046	177,664	1963/1972	3/1/2006	3-40 years
22.	Hotel Chicago	0	9,403	104,148	889	155	27,566	28,661	9,558	131,714	29,550	57,572	113,250	1998	3/1/2006	3-40 years
23.	Alexis Hotel	0	6,581	31,062	578	13	10,421	8,629	6,594	41,483	9,207	19,488	37,796	1901/1982	6/15/2006	3-40 years
24.	Hotel Solamar	0	0	79,111	7,890	0	415	8,111	0	79,526	16,001	28,993	66,534	2005	8/1/2006	3-40 years
25.	Gild Hall	0	6,732	45,016	984	2	3,157	10,282	6,734	48,173	11,266	22,438	43,735	1999	11/17/2006	3-40 years
26.	Hotel Amarano Burbank	0	5,982	29,292	1,253	329	6,394	7,700	6,311	35,686	8,953	12,478	38,472	2002	12/19/2006	3-40 years
27.	Sofitel Washington, DC Lafayette Square	0	11,082	80,342	2,619	0	409	13,344	11,082	80,751	15,963	19,005	88,791	2002	3/1/2010	3-40 years
28.	The Marker San Francisco	0	11,435	53,186	3,736	0	1,884	9,375	11,435	55,070	13,111	14,400	65,216	1910/1995	9/1/2010	3-40 years
29.	Westin Philadelphia	0	35,100	106,100	3,776	0	817	9,589	35,100	106,917	13,365	20,591	134,791	1990	9/1/2010	3-40 years
30.	Embassy Suites Philadelphia - Center City	0	13,600	62,900	2,504	0	2,135	5,011	13,600	65,035	7,515	14,472	71,678	1963/1993	9/1/2010	3-40 years
31.	The Roger	58,935	0	95,079	3,509	0	(138)	12,052	0	94,941	15,561	26,265	84,237	1930/1998	10/6/2010	3-34 years
32.	Chamberlain West Hollywood	0	6,470	29,085	2,895	0	303	3,994	6,470	29,388	6,889	8,120	34,627	1970/2005	12/6/2010	3-40 years
33.	Viceroy Santa Monica	0	0	75,270	4,747	0	390	4,582	0	75,660	9,329	15,650	69,339	1967/2002	3/16/2011	3-40 years
34.	Villa Florence	0	12,413	50,997	3,202	0	0	9,864	12,413	50,997	13,066	10,273	66,203	1908	10/5/2011	3-40 years
35/36.	Park Central Hotel New York/WestHouse Hotel New York	0	135,306	250,262	9,004	0	38,270	49,434	135,306	288,532	58,438	56,922	425,354	1928	12/29/2011	3-40 years
37.	Hotel Palomar, Washington, DC	0	26,859	111,214	5,648	0	782	4,759	26,859	111,996	10,407	15,768	133,494	1962	3/8/2012	3-40 years
38.	L’Auberge Del Mar	0	13,475	59,481	3,628	0	19	2,012	13,475	59,500	5,640	7,176	71,439	1989	12/6/2012	3-40 years
39.	The Liberty Hotel	0	0	160,731	9,040	0	263	3,980	0	160,994	13,020	18,005	156,009	1851/2007	12/28/2012	3-40 years
40.	Harbor Court Hotel	0	0	54,563	714	0	22	288	0	54,585	1,002	4,156	51,431	1926/1991	8/1/2013	3-35 years
41.	Hotel Triton	0	0	37,253	1,379	0	(3,188)	617	0	34,065	1,996	3,301	32,760	1912/1991	8/1/2013	3-34.5 years
42.	Serrano Hotel	0	20,475	48,501	2,500	0	173	648	20,475	48,674	3,148	4,974	67,323	1928/1999	8/21/2013	3-40 years
43.	Southernmost Beach Resort Key West	0	101,517	79,795	3,105	0	1,328	2,438	101,517	81,123	5,543	6,727	181,456	1958-2008	8/27/2013	3-40 years
44.	Hotel Vitale	0	0	125,150	4,766	0	(172)	344	0	124,978	5,110	7,173	122,915	2005	4/2/2014	3-40 years
45.	The Heathman Hotel	0	10,280	50,001	4,002	0	(174)	121	10,280	49,827	4,123	2,051	62,179	1927	12/18/2014	3-40 years
46.	Pack Central San Francisco	0	80,640	255,105	14,057	0	41	976	80,640	255,146	15,033	8,538	342,281	1984	1/23/2015	3-40 years
47.	The Marker Waterfront Resort	0	48,133	41,143	6,656	0	0	48	48,133	41,143	6,704	1,771	94,209	2014	3/16/2015	3-40 years
	Total	$553,794	$694,165	$3,290,534	$195,087	$37,631	$323,190	$506,655	$731,796	$3,613,724	$701,742	$1,229,586	$3,817,676

(1)    Costs of disposals, impairments and reclassifications to property under development are reflected as reductions to cost capitalized subsequent to acquisition. Reclassifications from property under development are reflected as increases to cost capitalized subsequent to acquisition.

LASALLE HOTEL PROPERTIES
Schedule III—Real Estate and Accumulated Depreciation—Continued
As of December 31, 2015

Reconciliation of Real Estate and Accumulated Depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2012	$3,885,289
Acquisition of hotel properties	349,802
Improvements and additions to hotel properties	108,034
Reclassification from property under development	16,317
Disposal of assets	(8,369)
Balance at December 31, 2013	$4,351,073
Acquisition of hotel properties	194,198
Improvements and additions to hotel properties	66,706
Reclassification from property under development	14,163
Disposal of hotels	(130,846)
Disposal of assets	(1,220)
Balance at December 31, 2014	$4,494,074
Acquisition of hotel properties	445,734
Improvements and additions to hotel properties	93,599
Reclassification from property under development	30,343
Disposal of assets	(16,488)
Balance at December 31, 2015	$5,047,262

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2012	$832,245
Depreciation	143,560
Disposal of assets	(7,920)
Balance at December 31, 2013	$967,885
Depreciation	154,585
Disposal of hotels	(56,130)
Disposal of assets	(822)
Balance at December 31, 2014	$1,065,518
Depreciation	180,346
Disposal of assets	(16,278)
Balance at December 31, 2015	$1,229,586