Form 10-Q
period 2016-03-31
LaSalle Hotel Properties
filed 2016-04-21
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 21, 2016
Common Shares of Beneficial Interest ($0.01 par value)	113,059,456
7 ½% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000
6 ⅜% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,824,755	$3,817,676
Note receivable (Note 3)	80,000	80,000
Property under development	29,767	54,066
Cash and cash equivalents	9,387	5,700
Restricted cash reserves (Note 5)	24,124	26,443
Hotel receivables (net of allowance for doubtful accounts of $692 and $355, respectively)	41,152	39,038
Debt issuance costs for borrowings under credit facilities, net	2,928	3,347
Deferred tax assets	9,473	3,566
Prepaid expenses and other assets	38,420	39,510
Total assets	$4,060,006	$4,069,346
Liabilities:
Borrowings under credit facilities (Note 4)	$343,000	$21,000
Term loans, net of unamortized debt issuance costs (Note 4)	852,342	852,203
Bonds payable, net of unamortized debt issuance costs (Note 4)	42,359	42,316
Mortgage loans, net of unamortized debt issuance costs (Note 4)	222,787	508,804
Accounts payable and accrued expenses	190,274	181,854
Advance deposits	31,897	28,471
Accrued interest	2,485	3,276
Distributions payable	53,984	53,939
Total liabilities	1,739,128	1,691,863
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $178,750), 40,000,000 shares authorized; 7,150,000 shares issued and outstanding (Note 6)	72	72
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 113,115,442 shares issued and 113,059,456 shares outstanding, and 113,115,442 shares issued and 112,959,547 shares outstanding, respectively (Note 6)	1,131	1,131
Treasury shares, at cost (Note 6)	(1,433)	(4,798)
Additional paid-in capital, net of offering costs of $80,284 and $80,205, respectively	2,681,620	2,684,010
Accumulated other comprehensive loss (Note 4)	(12,553)	(97)
Distributions in excess of retained earnings	(351,109)	(306,051)
Total shareholders’ equity	2,317,728	2,374,267
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	18	18
Noncontrolling interests of common units in Operating Partnership (Note 6)	3,132	3,198
Total noncontrolling interests	3,150	3,216
Total equity	2,320,878	2,377,483
Total liabilities and equity	$4,060,006	$4,069,346
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share data)
(unaudited)

	For the three months ended
	March 31,
	2016	2015
Revenues:
Hotel operating revenues:
Room	$181,420	$170,591
Food and beverage	56,347	60,915
Other operating department	20,643	18,017
Total hotel operating revenues	258,410	249,523
Other income	1,694	1,280
Total revenues	260,104	250,803
Expenses:
Hotel operating expenses:
Room	52,291	48,721
Food and beverage	42,908	45,118
Other direct	3,683	3,920
Other indirect (Note 8)	71,915	70,002
Total hotel operating expenses	170,797	167,761
Depreciation and amortization	47,628	42,878
Real estate taxes, personal property taxes and insurance	16,191	15,934
Ground rent (Note 5)	3,813	3,662
General and administrative	5,830	6,267
Acquisition transaction costs (Note 3)	0	447
Other expenses	2,178	2,345
Total operating expenses	246,437	239,294
Operating income	13,667	11,509
Interest income	1,654	6
Interest expense	(11,867)	(13,645)
Income (loss) before income tax benefit	3,454	(2,130)
Income tax benefit (Note 9)	5,620	4,868
Net income	9,074	2,738
Noncontrolling interests of common units in Operating Partnership (Note 6)	(15)	(15)
Net income attributable to the Company	9,059	2,723
Distributions to preferred shareholders	(3,042)	(3,042)
Net income (loss) attributable to common shareholders	$6,017	$(319)

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Loss - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended
	March 31,
	2016	2015
Earnings per Common Share - Basic (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.00
Earnings per Common Share - Diluted (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.00
Weighted average number of common shares outstanding:
Basic	112,748,492	112,647,715
Diluted	113,108,158	112,647,715

Comprehensive Loss:
Net income	$9,074	$2,738
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments (Note 4)	(14,252)	(4,398)
Reclassification adjustment for amounts recognized in net income (Note 4)	1,780	1,070
	(3,398)	(590)
Noncontrolling interests of common units in Operating Partnership (Note 6)	1	(6)
Comprehensive loss attributable to the Company	$(3,397)	$(596)
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$72	$1,127	$(138)	$2,673,888	$748	$(233,988)	$2,441,709	$17	$6,660	$6,677	$2,448,386
Issuance of shares, net of offering costs	0	0	0	669	0	0	669	0	0	0	669
Repurchase of common shares into treasury	0	0	(1,671)	0	0	0	(1,671)	0	0	0	(1,671)
Deferred compensation, net	0	0	1,809	45	0	0	1,854	0	0	0	1,854
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(334)	(334)	0	0	0	(334)
Distributions on common shares/units ($0.38 per share/unit)	0	0	0	0	0	(42,407)	(42,407)	0	(111)	(111)	(42,518)
Distributions on preferred shares	0	0	0	0	0	(3,042)	(3,042)	0	0	0	(3,042)
Net income	0	0	0	0	0	2,723	2,723	0	15	15	2,738
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(4,386)	0	(4,386)	0	(12)	(12)	(4,398)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	1,067	0	1,067	0	3	3	1,070
Balance, March 31, 2015	$72	$1,127	$0	$2,674,602	$(2,571)	$(277,048)	$2,396,182	$17	$6,555	$6,572	$2,402,754

Balance, December 31, 2015	$72	$1,131	$(4,798)	$2,684,010	$(97)	$(306,051)	$2,374,267	$18	$3,198	$3,216	$2,377,483
Issuance of shares, net of offering costs	0	0	1,584	(1,183)	0	0	401	0	0	0	401
Repurchase of common shares into treasury	0	0	(1,240)	0	0	0	(1,240)	0	0	0	(1,240)
Deferred compensation, net	0	0	3,021	(1,207)	0	0	1,814	0	0	0	1,814
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(151)	(151)	0	0	0	(151)
Distributions on common shares/units ($0.45 per share/unit)	0	0	0	0	0	(50,924)	(50,924)	0	(65)	(65)	(50,989)
Distributions on preferred shares	0	0	0	0	0	(3,042)	(3,042)	0	0	0	(3,042)
Net income	0	0	0	0	0	9,059	9,059	0	15	15	9,074
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(14,234)	0	(14,234)	0	(18)	(18)	(14,252)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	1,778	0	1,778	0	2	2	1,780
Balance, March 31, 2016	$72	$1,131	$(1,433)	$2,681,620	$(12,553)	$(351,109)	$2,317,728	$18	$3,132	$3,150	$2,320,878
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$9,074	$2,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,628	42,878
Amortization of debt issuance costs	878	547
Amortization of deferred compensation	1,814	1,854
Deferred income tax benefit	(5,907)	(5,097)
Allowance for doubtful accounts	337	29
Other	154	0
Changes in assets and liabilities:
Restricted cash reserves	3,053	147
Hotel receivables	(2,451)	(10,416)
Prepaid expenses and other assets	(1,425)	5,439
Accounts payable and accrued expenses	3,867	6,029
Advance deposits	3,426	8,011
Accrued interest	(791)	122
Net cash provided by operating activities	59,657	52,281
Cash flows from investing activities:
Additions to properties	(27,025)	(23,508)
Improvements to properties	(9,343)	(3,577)
Acquisition of properties	0	(439,157)
Deposit on acquisition	0	25,000
Purchase of office furniture and equipment	(4)	(70)
Restricted cash reserves	(734)	(971)
Property insurance proceeds	780	154
Net cash used in investing activities	(36,326)	(442,129)
Cash flows from financing activities:
Borrowings under credit facilities	378,990	388,524
Repayments under credit facilities	(56,990)	(46,524)
Repayments of mortgage loans	(286,294)	(1,231)
Payment of debt issuance costs	0	(8)
Purchase of treasury shares	(1,240)	(1,671)
Payment of common offering costs	(19)	(192)
Distributions on earned shares from share awards with market conditions	(151)	(334)
Distributions on preferred shares	(3,042)	(3,042)
Distributions on common shares/units	(50,898)	(42,420)
Net cash (used in) provided by financing activities	(19,644)	293,102
Net change in cash and cash equivalents	3,687	(96,746)
Cash and cash equivalents, beginning of period	5,700	114,131
Cash and cash equivalents, end of period	$9,387	$17,385
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
As of March 31, 2016, the Company owned interests in 47 hotels with over 12,000 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2016 and December 2018. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at March 31, 2016. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at March 31, 2016. See Note 6 for additional disclosures related to common units of the Operating Partnership.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
As of March 31, 2016, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
Variable Interest Entities
In 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company evaluated the application of ASU No. 2015-02 and concluded that no change was required to its accounting of its interests in less than wholly owned joint ventures, however, the Operating Partnership now meets the criteria as a variable interest entity. The Company’s significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is an obligation of the Operating Partnership.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. The Company adopted ASU No. 2015-03 effective January 1, 2016 and applied its provisions retrospectively. The adoption of this standard only affects the presentation of the Company’s consolidated balance sheet.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not initial direct leasing costs. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.
Reclassification
Certain amounts in the 2015 financial statements have been reclassified to conform with the 2016 presentation.

3.	Investment in Hotel Properties
Investment in hotel properties as of March 31, 2016 and December 31, 2015 consists of the following:

	March 31, 2016	December 31, 2015
Land	$731,921	$731,796
Buildings and improvements	3,620,915	3,613,724
Furniture, fixtures and equipment	748,872	701,742
Investment in hotel properties, gross	5,101,708	5,047,262
Accumulated depreciation	(1,276,953)	(1,229,586)
Investment in hotel properties, net	$3,824,755	$3,817,676
As of March 31, 2016 and December 31, 2015, buildings and improvements included capital lease assets of $183,503 and accumulated depreciation included amounts related to capital lease assets of $22,244 and $20,915, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive loss for all periods presented.
Depreciation expense was $47,494 and $42,752 for the three months ended March 31, 2016 and 2015, respectively.

Acquisitions
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
Note Receivable
On July 20, 2015, the Company provided a junior mezzanine loan (the “Mezzanine Loan”) secured by pledges of equity interests in the entities that own the hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The Company entered into the Mezzanine Loan for a total purchase price of $80,000 before closing costs. The Mezzanine Loan bears interest at a variable interest rate equal to LIBOR plus 7.75%, which rate was 8.19% as of March 31, 2016. Interest-only payments are to be received monthly with the option of prepayment, pursuant to certain terms and conditions. The Mezzanine Loan matures on August 9, 2017 and has five one-year extension options, subject to conditions. The Mezzanine Loan is subordinate to a $235,000 first mortgage loan and a $90,000 senior mezzanine loan secured by the properties that also mature on August 9, 2017.

4.	Long-Term Debt
Debt Summary
Debt as of March 31, 2016 and December 31, 2015 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2016	December 31, 2015
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$343,000	$21,000
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	0
Total borrowings under credit facilities			343,000	21,000
Term loans
Second Term Loan	Floating/Fixed (c)	January 2019	300,000	300,000
Third Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(2,658)	(2,797)
Total term loans, net of unamortized debt issuance costs			852,342	852,203
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Debt issuance costs, net			(141)	(184)
Total bonds payable, net of unamortized debt issuance costs			42,359	42,316
Mortgage loans
Westin Michigan Avenue	5.75%	- (e)	0	131,262
Indianapolis Marriott Downtown	5.99%	- (e)	0	96,097
The Roger	6.31%	- (f)	0	58,935
Westin Copley Place	Floating (g)	August 2018 (g)	225,000	225,000
Debt issuance costs, net			(2,213)	(2,490)
Total mortgage loans, net of unamortized debt issuance costs			222,787	508,804
Total debt			$1,460,488	$1,424,323

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. As of March 31, 2016, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $42,000 and $301,000 were 2.15% and 2.14%, respectively. As of December 31, 2015, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $21,000 was 2.13%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at March 31, 2016 and December 31, 2015. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates. On November 5, 2015, the Company repaid the First Term Loan and entered into the Third Term Loan (as defined below). The Company entered into separate interest rate swap agreements with an aggregate notional amount of $377,500 for the full term of the Third Term Loan. The interest rate swaps for the First Term Loan continue to be in place and were redesignated as hedging instruments through May 2019 for the Third Term Loan. At March 31, 2016 and December 31, 2015, the fixed all-in interest rates for the Second Term Loan and Third Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association that expire in September 2016. The letters of credit have two one-year extension options and are secured by the Hyatt Regency Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2016 were 0.39% and 0.43% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2015 were 0.39% and 0.02% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loans on January 4, 2016 through borrowings on its senior unsecured credit facility.

(f)	The Company repaid the mortgage loan on February 11, 2016 through borrowings on its senior unsecured credit facility.

(g)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of March 31, 2016 was LIBOR plus 1.75%, which equaled 2.19%. The interest rate as of December 31, 2015 was LIBOR plus 1.75%, which equaled 2.09%. The mortgage loan allows for prepayments without penalty after one year, subject to certain terms and conditions.

Future scheduled debt principal payments as of March 31, 2016 are as follows:

2016	$0
2017	0
2018	610,500
2019	300,000
2020	0
Thereafter	555,000
Total debt	$1,465,500
A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three months ended March 31, 2016 and 2015 is as follows:

	For the three months ended
	March 31,
	2016	2015
Interest Expense:
Interest incurred	$11,184	$13,322
Amortization of debt issuance costs	878	547
Capitalized interest	(195)	(224)
Interest expense	$11,867	$13,645

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	2.13%	1.88%
LHL unsecured credit facility	2.13%	1.87%
Massport Bonds	0.11%	0.04%
Mortgage loan (Westin Copley Place)	2.17%	N/A
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
Term Loans
On May 16, 2012, the Company entered into a $177,500 unsecured term loan (the “First Term Loan”) with a seven-year term maturing on May 16, 2019. The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate. On November 5, 2015, the Company repaid the First Term Loan and redesignated the interest rate swaps as hedging instruments for the Third Term Loan as described below.
On January 8, 2014, the Company refinanced its $300,000 unsecured term loan (the “Second Term Loan”). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500,000. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at March 31, 2016, through August 2, 2017 (see “Derivative and Hedging Activities” below).
On November 5, 2015, the Company entered into a $555,000 unsecured term loan (the “Third Term Loan”) with a five-year term maturing on January 29, 2021. The Third Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $700,000. The Third Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.95% at March 31, 2016 through May 16, 2019 for $177,500 of the Third Term Loan and through January 29, 2021 for the remaining $377,500 of the Third Term Loan (see “Derivative and Hedging Activities” below).
The Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCL”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCL”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the First Term Loan’s full seven-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements). As discussed above, the First Term Loan was repaid on November 5, 2015. The interest rate swaps for the First Term Loan continue to be in place and are designated as hedging instruments for the Third Term Loan. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at March 31, 2016. Effective November 5, 2015, the Company entered into seven interest rate swap agreements with an aggregate notional amount of $377,500 for the Third Term Loan’s full five-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.95% at March 31, 2016. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following table presents the effect of derivative instruments on the Company’s accompanying consolidated statements of operations and comprehensive loss, including the location and amount of unrealized loss on outstanding derivative instruments in cash flow hedging relationships, for the three months ended March 31, 2016 and 2015:

	Amount of Loss Recognized in OCL on Derivative Instruments		Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	March 31,			March 31,
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(14,252)	$(4,398)	Interest expense	$1,780	$1,070
During the three months ended March 31, 2016 and 2015, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of March 31, 2016, there was $12,569 in cumulative unrealized loss of which $12,553 was included in AOCL and $16 was attributable to noncontrolling interests. As of December 31, 2015, there was $97 in cumulative unrealized loss of which $97 was included in AOCL and zero was attributable to noncontrolling interests. The Company expects that approximately $6,901 will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of March 31, 2016.
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
As of March 31, 2016, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loan.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
A summary of the Company’s hotels subject to non-cancelable operating leases as of March 31, 2016 is as follows:

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
The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $477 and $493 for the three months ended March 31, 2016 and 2015, respectively, which is included in total ground rent expense. Total ground rent expense for the three months ended March 31, 2016 and 2015 was $3,813 and $3,662, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
A summary of the Company’s hotels subject to capital leases of land and building as of March 31, 2016 is as follows:

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
Future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2016	$9,623
2017	13,052
2018	13,195
2019	13,172
2020	13,559
Thereafter	600,780
$663,381
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of March 31, 2016, $22,136 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At March 31, 2016, the Company held $24,124 in restricted cash reserves. Included in such amounts are $22,136 of reserve funds for future capital expenditures and $1,988 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
On March 1, 2016, the Company issued 36,926 common shares of beneficial interest to executives related to the nonvested share awards with market conditions granted on January 30, 2013 (see Note 7 for additional details including vesting information). These common shares of beneficial interest were issued under the 2009 Plan.
On March 18, 2016, the Company issued 98,787 nonvested shares with service conditions to the Company’s executives and employees. The nonvested shares will vest in three annual installments starting January 1, 2017, subject to continued employment. These common shares of beneficial interest were issued under the 2014 Plan.

Common Dividends
The Company paid the following dividends on common shares/units during the three months ended March 31, 2016:

Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Payable Date
$0.45	December 31, 2015	December 31, 2015	January 15, 2016
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
Treasury Shares
Treasury shares are accounted for under the cost method. During the three months ended March 31, 2016, the Company received 49,668 common shares of beneficial interest related to employees surrendering shares to pay minimum withholding taxes at the time nonvested shares vested.
The Company’s Board of Trustees previously authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of March 31, 2016, the Company had availability under the Repurchase Program to acquire up to $69,807 of common shares of beneficial interest. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
During the three months ended March 31, 2016, the Company re-issued 13,864 treasury shares related to earned 2015 compensation for the Board of Trustees, 36,926 treasury shares related to earned 2013 long term performance-based shares awards, and 98,787 treasury shares related to the grants of nonvested shares with service conditions.
At March 31, 2016, there were 55,986 common shares of beneficial interest in treasury.
Preferred Shares
The following preferred shares of beneficial interest were outstanding as of March 31, 2016:

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
The Company may optionally redeem the Series H Preferred Shares as of January 24, 2016. The Company may not optionally redeem the Series I Preferred Shares prior to March 4, 2018, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Series H Preferred Shares and Series I Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. In addition, upon the occurrence of a change of control (as defined in the Company’s charter), the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT LLC or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions to and including the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of Series H Preferred Shares and Series I Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a cap of 4,680,500 common shares and 8,835,200 common shares, respectively.
Preferred Dividends
The Company paid the following dividends on preferred shares during the three months ended March 31, 2016:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Payable Date
7 ½% Series H	$0.47	December 31, 2015	January 1, 2016	January 15, 2016
6 ⅜% Series I	$0.40	December 31, 2015	January 1, 2016	January 15, 2016

(1)	Amounts are rounded to the nearest whole cent for presentation purposes.
Noncontrolling Interests of Common Units in Operating Partnership
As of March 31, 2016, the Operating Partnership had 145,223 common units of limited partnership interest outstanding, representing a 0.1% partnership interest held by the limited partners. As of March 31, 2016, approximately $3,676 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $3,676 is based on the Company’s closing common share price of $25.31 on March 31, 2016, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain limitations, the outstanding common units of limited partnership interest are redeemable for cash, or at the Company’s option, for a like number of common shares of beneficial interest of the Company.

7.	Equity Incentive Plan
The common shareholders approved the 2014 Plan at the 2014 Annual Meeting of Shareholders held on May 7, 2014, which permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At March 31, 2016, there were 2,683,281 common shares available for future grant under the 2014 Plan. Upon the approval of the 2014 Plan by the common shareholders on May 7, 2014, the 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
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

A summary of the Company’s nonvested share awards with service conditions as of March 31, 2016 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2016	228,835	$33.29
Granted	98,787	25.14
Vested	(68,438)	32.37
Forfeited	0	0.00
Nonvested at March 31, 2016 (1)	259,184	$30.43

(1)	Amount excludes 36,258 share awards with market conditions which were earned but nonvested due to a service condition as of March 31, 2016.
As of March 31, 2016 and December 31, 2015, there were $5,541 and $3,914, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of March 31, 2016 and December 31, 2015, these costs were expected to be recognized over a weighted-average period of 1.5 and 1.4 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three months ended March 31, 2016 and 2015 was $1,722 and $2,964, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss were $775 and $822 for the three months ended March 31, 2016 and 2015, respectively.
Nonvested Share Awards with Market or Performance Conditions
On January 30, 2013, the Company’s Board of Trustees granted a target of 80,559 nonvested share awards with either market or performance conditions to executives. On March 1, 2016, the executives earned 91.7% of their 40,280 target number of shares, or 36,926 shares, and all of the earned shares vested immediately. The shares representing the difference between 91.7% and 100% of the target, or 3,354 shares, were forfeited on March 1, 2016. The executives also received a cash payment of $151 on the shares equal to the value of all dividends paid on common shares from January 1, 2013 until the determination date, February 29, 2016. As of March 1, 2016, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares. The actual amounts of the shares awarded with respect to the remaining 40,279 of the 80,559 shares will be determined on or about July 1, 2016, based on the performance measurement period of July 1, 2013 through June 30, 2016, in accordance with the terms of the award agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the award agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the performance measurement period, all of the earned shares will be issued and outstanding on the date. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the determination date. Such amounts will be paid to the awardees on or about July 1, 2016. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 40,280 shares, amortization commenced on January 30, 2013, the beginning of the requisite service period, and, with respect to 40,279 shares, amortization commenced on July 1, 2013, the beginning of the requisite service period.
On March 18, 2016, the Company’s Board of Trustees granted a target of 97,175 nonvested share awards with either market or performance conditions to executives (the “March 18, 2016 Awards”). The actual amounts of the shares awarded with respect to 48,587 of the 97,175 shares will be determined on or about January 1, 2019, based on the performance measurement period of January 1, 2016 through December 31, 2018, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 48,588 of the 97,175 shares will be determined on or about July 1, 2019, based on the performance measurement period of July 1, 2016 through June 30, 2019, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2019 and July 1, 2019, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 48,587 shares, amortization commenced on March 18, 2016, the beginning of the requisite service period, and, with respect to 48,588 shares, amortization will commence on July 1, 2016, the beginning of the requisite service period.

The terms stipulated in the March 18, 2016 Awards used to determine the total amount of the shares consist of the following three tranches: (1) a comparison of the Company’s total return to the total returns’ of up to seven companies in a designated peer group of the Company, (2) the Company’s actual total return as compared to a Board-established total return goal and (3) a comparison of the Company’s return on invested capital to the return on invested capital of up to seven companies in a designated peer group of the Company.
The tranches described in (1) and (2) are nonvested share awards with market conditions. For the March 18, 2016 Awards, the grant date fair value of the awards with market conditions were estimated by the Company using historical data under the Monte Carlo valuation method provided by a third party consultant. The final values are expected to be determined during the second quarter of 2016 with an insignificant cumulative adjustment to compensation cost anticipated. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. The grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis.
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

A summary of the Company’s nonvested share awards with either market or performance conditions as of March 31, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	348,587	$33.98
Granted (1)	97,175	25.14
Vested	(85,069)	37.32
Forfeited	(3,354)	38.10
Nonvested at March 31, 2016	357,339	$30.74

(1)
Amount includes 48,588 shares awarded on March 18, 2016 for which fair value has been estimated, but amortization into expense has not yet commenced. Amortization of fair value into expense will commence at the beginning of the performance measurement period on July 1, 2016.

As of March 31, 2016 and December 31, 2015, there were $6,747 and $5,342, respectively, of total unrecognized compensation costs related to nonvested share awards with market or performance conditions. As of March 31, 2016 and December 31, 2015, these costs were expected to be recognized over a weighted-average period of 2.0 and 1.7 years, respectively. As of March 31, 2016 and December 31, 2015, there were 393,138 and 308,069 share awards with market or performance conditions vested, respectively. Additionally, there were 36,258 and 84,401 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of March 31, 2016 and December 31, 2015, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss were $1,038 and $1,032 for the three months ended March 31, 2016 and 2015, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended
	March 31,
	2016	2015
General and administrative	$24,601	$23,907
Sales and marketing	18,581	17,951
Repairs and maintenance	9,836	9,611
Management and incentive fees	7,631	7,328
Utilities and insurance	8,233	8,817
Franchise fees	2,277	1,828
Other expenses	756	560
Total other indirect expenses	$71,915	$70,002
As of March 31, 2016, LHL leased all 47 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Triton	San Francisco, CA
9.	Hotel Vitale	San Francisco, CA
10.	Park Central San Francisco	San Francisco, CA
11.	Serrano Hotel	San Francisco, CA
12.	The Marker San Francisco	San Francisco, CA
13.	Villa Florence	San Francisco, CA
14.	Chaminade Resort and Conference Center	Santa Cruz, CA
15.	Viceroy Santa Monica	Santa Monica, CA
16.	Chamberlain West Hollywood	West Hollywood, CA
17.	Le Montrose Suite Hotel	West Hollywood, CA
18.	Le Parc Suite Hotel	West Hollywood, CA
19.	The Grafton on Sunset	West Hollywood, CA
20.	Hotel George	Washington, D.C.
21.	Hotel Madera	Washington, D.C.
22.	Hotel Palomar, Washington, DC	Washington, D.C.
23.	Hotel Rouge	Washington, D.C.
24.	Mason & Rook Hotel	Washington, D.C.
25.	Sofitel Washington, DC Lafayette Square	Washington, D.C.
26.	The Donovan	Washington, D.C.
27.	The Liaison Capitol Hill	Washington, D.C.
28.	Topaz Hotel	Washington, D.C.
29.	Southernmost Beach Resort Key West	Key West, FL
30.	The Marker Waterfront Resort	Key West, FL
31.	Hotel Chicago	Chicago, IL
32.	Westin Michigan Avenue	Chicago, IL
33.	Indianapolis Marriott Downtown	Indianapolis, IN
34.	Hyatt Regency Boston Harbor	Boston, MA
35.	Onyx Hotel	Boston, MA
36.	The Liberty Hotel	Boston, MA
37.	Westin Copley Place	Boston, MA
38.	Gild Hall	New York, NY
39.	The Roger	New York, NY
40.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
41.	WestHouse Hotel New York	New York, NY
42.	The Heathman Hotel	Portland, OR
43.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
44.	Westin Philadelphia	Philadelphia, PA
45.	Lansdowne Resort	Lansdowne,VA
46.	Alexis Hotel	Seattle, WA
47.	Hotel Deca	Seattle, WA

9.	Income Taxes
Income tax benefit was comprised of the following for the three months ended March 31, 2016 and 2015:

	For the three months ended
	March 31,
	2016	2015
LHL’s income tax benefit	$(5,873)	$(5,079)
Operating Partnership’s income tax expense	253	211
Total income tax benefit	$(5,620)	$(4,868)
The Company has estimated LHL’s income tax benefit for the three months ended March 31, 2016 by applying an estimated combined federal and state effective tax rate of 40.8% to LHL’s net loss of $14,469. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		March 31, 2016	December 31, 2015
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$0	$1,605
Derivative interest rate instruments	Accounts payable and accrued expenses	$12,569	$1,702
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$80,000	$80,000	$80,000	$80,000
Borrowings under credit facilities	$343,000	$343,905	$21,000	$21,061
Term loans	$855,000	$856,001	$855,000	$856,038
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$225,000	$225,276	$511,294	$511,786
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using interest rates ranging from 1.5% to 1.8% as of March 31, 2016 and from 1.5% to 4.4% as of December 31, 2015 with a weighted average effective interest rate of 1.5% and 2.1% as of March 31, 2016 and December 31, 2015, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s. At March 31, 2016, the carrying amount of the note receivable was representative of its fair value due to the short-term nature and recent acquisition of this instrument.
At March 31, 2016 and December 31, 2015, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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
For the three months ended March 31, 2015, diluted weighted average common shares do not include the impact of outstanding unvested compensation-related shares because the Company is in a net loss position, the effect of these items on diluted earnings per share would be anti-dilutive. For the three months ended March 31, 2015, there were 405,526 anti-dilutive compensation-related shares outstanding.

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended
	March 31,
	2016	2015
Numerator:
Net income (loss) attributable to common shareholders	$6,017	$(319)
Dividends paid on unvested restricted shares	(133)	(119)
Undistributed earnings attributable to unvested restricted shares	0	0
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$5,884	$(438)
Denominator:
Weighted average number of common shares - basic	112,748,492	112,647,715
Effect of dilutive securities:
Compensation-related shares	359,666	0
Weighted average number of common shares - diluted	113,108,158	112,647,715
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.00
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.00

12.	Supplemental Information to Statements of Cash Flows

	For the three months ended
	March 31,
	2016	2015
Interest paid, net of capitalized interest	$11,780	$12,976
Interest capitalized	195	224
Income taxes paid (refunded), net	208	(160)
Increase in distributions payable on common shares	45	53
Write-off of fully amortized debt issuance costs	563	0
Decrease in accrued capital expenditures	(5,341)	(1,066)
Grant of nonvested shares and awards to employees and executives, net	4,926	3,686
Issuance of common shares for Board of Trustees compensation	480	691
In conjunction with the acquisition of properties, the Company assumed the following assets and liabilities:
Investment in properties (after credits at closing)	$0	$(445,734)
Other assets	0	(1,897)
Liabilities	0	8,474
Acquisition of properties	$0	$(439,157)

13.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to March 31, 2016:

	Dividend per	For the Quarter	Record	Payable
Security Type	Share/Unit (1)	Ended	Date	Date
Common Shares/Units	$0.45	March 31, 2016	March 31, 2016	April 15, 2016
7 ½% Series H Preferred Shares	$0.47	March 31, 2016	April 1, 2016	April 15, 2016
6 ⅜% Series I Preferred Shares	$0.40	March 31, 2016	April 1, 2016	April 15, 2016
(1)Amounts are rounded to the nearest whole cent for presentation purposes.
On April 1, 2016, the Company announced that the Company and Bruce A. Riggins, the Company’s Executive Vice President, Chief Financial Officer, Secretary and Treasurer, agreed that Mr. Riggins’ employment with the Company would terminate no later than April 29, 2016. This decision was not due to any disagreement with the Company relating to the Company’s operations, policies or practices. Upon the satisfaction of certain conditions on April 9, 2016, the Company finalized Mr. Riggins’ severance package pursuant to the terms and conditions of his change of control severance agreement and time-based and performance-based restricted share agreements. The Company currently estimates that it will recognize an expense of approximately $1,500 to $2,000 for the three months ending June 30, 2016 related to Mr. Riggins’ severance package from the Company.
In conjunction, the Company announced that its Board of Trustees appointed Kenneth G. Fuller as Executive Vice President, Chief Financial Officer, Secretary and Treasurer, effective when he joins the Company on or about April 25, 2016.

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

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	the risk of a material failure, inadequacy, interruption or security failure of the Company’s or the hotel managers’ information technology networks and systems; and

•	the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated elsewhere in this report.

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
As of March 31, 2016, the Company owned interests in 47 hotels with over 12,000 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2016 and December 2018. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at March 31, 2016. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at March 31, 2016.
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
During the first quarter of 2016, the Company’s hotels continued to operate within a positive, yet slowing, environment. Some of the economic indicators the Company tracks were encouraging. Consumer confidence remained at a high level and unemployment remained low at 5.0%. Enplanements have been steady and airline capacity is projected to increase during 2016.  Some of the Company’s economic indicators were not so encouraging. Corporate profits have weakened, as reported thus far for the first quarter. Similarly, estimates for U.S. GDP growth in 2016 continue to be revised downwardly. The U.S. lodging industry benefited from a positive economic landscape overall in the first quarter, but the RevPAR growth of 2.7% was significantly below the 4.8% RevPAR growth for the fourth quarter of 2015, as well as the 6.3% full year 2015 RevPAR growth. During the first quarter, lodging industry demand grew 1.0%, but was offset by a 1.5% supply increase, which was the first time lodging supply growth exceeded demand growth since 2009. Despite the imbalance, industry-wide pricing was moderate, leading to average daily rate (“ADR”) growth of 3.2%. The Company’s portfolio benefited from the operating environment, and RevPAR increased during the first quarter of 2016 by 2.1%. During the quarter, the Company’s FFO per diluted share/unit and EBITDA increased year-over-

year due to improvements in the performance of its hotel portfolio and additional EBITDA generated from assets acquired during 2015.
For the first quarter of 2016, the Company had net income applicable to common shareholders of $6.0 million, or $0.05 per diluted share. FFO was $53.6 million, or $0.47 per diluted share/unit (based on 113,253,381 weighted average shares and units outstanding during the three months ended March 31, 2016) and EBITDA was $62.9 million. RevPAR for the hotel portfolio was $167.56, which was an increase of 2.1% compared to the first quarter of 2015. Occupancy grew by 2.1% and ADR remained flat.
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
See “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for other critical accounting policies and estimates of the Company.
Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
The economic environment was favorable during the first quarter, although there were signs of weakening trends. Industry demand increased during the first quarter of 2016, but supply growth outpaced demand growth. As a result, industry-wide pricing was moderate, leading to ADR growth of 3.2%. Industry occupancy declined by 0.5%. RevPAR at the Company’s hotels increased by 2.1% in the quarter compared to the first quarter of 2015, which was driven by a 2.1% occupancy growth.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, increased $8.9 million from $249.5 million in 2015 to $258.4 million in 2016. This increase is due primarily to the hotel operating revenues generated from the 2015 hotel acquisitions, which consist of the acquisitions of Park Central San Francisco and The Marker Waterfront Resort (collectively, the “2015 Acquisition Properties”). The 2015 Acquisition Properties, which are not comparable year-over-year, contributed $10.6 million to the increase in hotel operating revenues. Additionally, the effects of the moderately improving economic environment, which resulted in a 2.1% increase in RevPAR across the portfolio, attributable entirely to a 2.1% increase in occupancy while ADR remained flat, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the moderately improving economy:

•	$2.5 million increase from Park Central Hotel New York and WestHouse Hotel New York;

•	$1.3 million increase from Westin Philadelphia;

•	$1.2 million increase from The Grafton on Sunset;

•	$1.0 million increase from Indianapolis Marriott Downtown; and

•	$1.0 million increase from Villa Florence.

These increases are partially offset by a combined $8.8 million decrease related to the hotel renovations at Mason & Rook Hotel, Lansdowne Resort, Westin Michigan Avenue, Hotel Solamar, Gild Hall and The Liberty Hotel, where guest rooms were out of service during various times in the current period reflecting the rooms renovation activity. In addition, a $1.9 million decrease at Westin Copley Place and a $1.6 million decrease at San Diego Paradise Point Resort and Spa partially offset the overall increase due to somewhat softer demand and slightly lower group business at both properties.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $3.6 million across 31 additional hotels in the portfolio.
Other Income
Other income increased $0.4 million from $1.3 million in 2015 to $1.7 million in 2016 primarily due to increased insurance gains from insurance proceeds related to minor property damage at various properties.
Hotel Operating Expenses
Hotel operating expenses increased a net $3.0 million from $167.8 million in 2015 to $170.8 million in 2016. This overall increase is primarily due to $4.7 million from the results of the 2015 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the moderately improving economic environment.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$1.3 million increase from Park Central Hotel New York and WestHouse Hotel New York;

•	$0.6 million increase from The Marker San Francisco;

•	$0.5 million increase from Westin Philadelphia; and

•	$0.5 million increase from Indianapolis Marriott Downtown.
These increases are partially offset by a combined $3.1 million decrease related to the hotel renovations at Mason & Rook Hotel, Lansdowne Resort and Westin Michigan Avenue, where guest rooms were out of service during various times in the current period reflecting the rooms renovation activity. In addition, a $1.1 million decrease at Westin Copley Place partially offset the overall increase due to somewhat softer demand and slightly lower group business at the property.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, decreasing a net $0.4 million across the 36 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $4.7 million from $42.9 million in 2015 to $47.6 million in 2016. Of the increase, $1.4 million is attributable to the 2015 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $3.3 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $0.3 million from $15.9 million in 2015 to $16.2 million in 2016. This increase is primarily due to $0.4 million from the 2015 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased by $0.5 million across the remaining hotels in the portfolio due primarily to increased property values or tax rates at certain properties, which were slightly offset by successful real estate tax appeals. This increase in real estate taxes and personal property taxes was offset by a $0.5 million increase in real estate taxes capitalized as part of the various renovation projects. Insurance expense decreased by $0.1 million reflecting slightly lower premiums throughout the portfolio.
Ground Rent
Ground rent increased $0.1 million from $3.7 million in 2015 to $3.8 million in 2016 due primarily to improved operating results. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.

General and Administrative
General and administrative expense decreased $0.5 million from $6.3 million in 2015 to $5.8 million in 2016 due primarily to decreased compensation costs.
Acquisition Transaction Costs
Acquisition transaction costs of $0.4 million in 2015 relate to the purchase of the 2015 Acquisition Properties.
Other Expenses
Other expenses decreased $0.1 million from $2.3 million in 2015 to $2.2 million in 2016 due primarily to a net decrease of $0.3 million in management transition expenses, severance and pre-opening costs at a number of properties across the portfolio. In addition, losses from property damage, which are largely covered by insurance proceeds, and retail lease expenses increased a net $0.2 million in 2016.
Interest Income
Interest income increased $1.7 million from an immaterial amount in 2015 to $1.7 million in 2016 primarily as a result of the interest income earned on the Company’s junior mezzanine loan (the “Mezzanine Loan”) secured by pledges of equity interests in the entities that own the hotel properties, Shutters on the Beach and Casa Del Mar, which was acquired in July 2015.
Interest Expense
Interest expense decreased $1.7 million from $13.6 million in 2015 to $11.9 million in 2016 due to a decrease in the Company’s weighted average interest rate, partially offset by an increase in the weighted average debt outstanding. The Company’s weighted average debt outstanding increased from $1.29 billion in 2015 to $1.52 billion in 2016 due primarily to borrowings for the following:

•	additional borrowings to purchase the 2015 Acquisition Properties and the Mezzanine Loan; and

•	additional borrowings to finance other capital improvements during 2015 and 2016.
The above borrowings were partially offset by paydowns on the unsecured credit facilities with proceeds from positive operating results from the hotel properties.
The Company’s weighted average interest rate, including the effect of capitalized interest, decreased from 4.0% in 2015 to 2.8% in 2016. This decrease is due in part to the repayment of the Westin Copley Place 5.28% fixed rate mortgage loan in June 2015 and replacing it with a variable rate mortgage loan on Westin Copley Place in July 2015, which has a rate of 2.19% as of March 31, 2016. This decrease is also attributable to the repayment of the Westin Michigan Avenue 5.75% fixed rate mortgage loan, the Indianapolis Marriott Downtown 5.99% fixed rate mortgage loan and The Roger 6.31% fixed rate mortgage loan in the first quarter of 2016 with borrowings on the Company’s senior unsecured credit facility, which has a weighted average rate of 2.13% for the quarter ending March 31, 2016. Interest capitalized on renovations remained unchanged at $0.2 million in both periods.
Income Tax Benefit
Income tax benefit increased $0.7 million from $4.9 million in 2015 to $5.6 million in 2016. This increase is primarily the result of an increase in the estimated combined federal and state effective tax rate from 32.6% in 2015 to 40.8% in 2016, partially offset by a decrease in LHL’s net loss before income tax benefit of $1.1 million from $15.6 million in 2015 to $14.5 million in 2016.
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At March 31, 2016, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders were $3.0 million in 2016 and 2015.

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
The following is a reconciliation between net income (loss) attributable to common shareholders and FFO attributable to common shareholders and unitholders for the three months ended March 31, 2016 and 2015 (in thousands, except share and unit data):

	For the three months ended
	March 31,
	2016	2015
Net income (loss) attributable to common shareholders	$6,017	$(319)
Depreciation	47,494	42,752
Amortization of deferred lease costs	80	75
Noncontrolling interests of common units in Operating Partnership	15	15
FFO attributable to common shareholders and unitholders	$53,606	$42,523
Weighted average number of common shares and units outstanding:
Basic	112,893,715	112,944,015
Diluted	113,253,381	113,349,541

The following is a reconciliation between net income (loss) attributable to common shareholders and EBITDA for the three months ended March 31, 2016 and 2015 (in thousands):

	For the three months ended
	March 31,
	2016	2015
Net income (loss) attributable to common shareholders	$6,017	$(319)
Interest expense	11,867	13,645
Income tax benefit	(5,620)	(4,868)
Depreciation and amortization	47,628	42,878
Noncontrolling interests of common units in Operating Partnership	15	15
Distributions to preferred shareholders	3,042	3,042
EBITDA	$62,949	$54,393
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of March 31, 2016, the Company held a total of $24.1 million of restricted cash reserves, $22.1 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 45 unencumbered properties (subject to certain terms and conditions of the credit agreement) as of March 31, 2016, the sale of one or more properties(subject to certain conditions of the management agreements at four of the Company’s properties), equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership.
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

Debt Summary
Debt as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2016	December 31, 2015
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$343,000	$21,000
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	0
Total borrowings under credit facilities			343,000	21,000
Term loans
Second Term Loan	Floating/Fixed (c)	January 2019	300,000	300,000
Third Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(2,658)	(2,797)
Total term loans, net of unamortized debt issuance costs			852,342	852,203
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Debt issuance costs, net			(141)	(184)
Total bonds payable, net of unamortized debt issuance costs			42,359	42,316
Mortgage loans
Westin Michigan Avenue	5.75%	- (e)	0	131,262
Indianapolis Marriott Downtown	5.99%	- (e)	0	96,097
The Roger	6.31%	- (f)	0	58,935
Westin Copley Place	Floating (g)	August 2018 (g)	225,000	225,000
Debt issuance costs, net			(2,213)	(2,490)
Total mortgage loans, net of unamortized debt issuance costs			222,787	508,804
Total debt			$1,460,488	$1,424,323

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. As of March 31, 2016, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowings of $42,000 and $301,000 were 2.15% and 2.14%, respectively. As of December 31, 2015, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $21,000 was 2.13%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at March 31, 2016 and December 31, 2015. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates. On November 5, 2015, the Company repaid the First Term Loan and entered into the Third Term Loan (as defined below). The Company entered into separate interest rate swap agreements with an aggregate notional amount of $377,500 for the full term of the Third Term Loan. The interest rate swaps for the First Term Loan continue to be in place and were redesignated as hedging instruments through May 2019 for the Third Term Loan. At March 31, 2016 and December 31, 2015, the fixed all-in interest rates for the Second Term Loan and Third Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association that expire in September 2016. The letters of credit have two one-year extension options and are secured by the Hyatt Regency Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2016 were 0.39% and 0.43% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2015 were 0.39% and 0.02% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loans on January 4, 2016 through borrowings on its senior unsecured credit facility.

(f)	The Company repaid the mortgage loan on February 11, 2016 through borrowings on its senior unsecured credit facility.

(g)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of March 31, 2016 was LIBOR plus 1.75%, which equaled 2.19%. The interest rate as of December 31, 2015 was LIBOR plus 1.75%, which equaled 2.09%. The mortgage loan allows for prepayments without penalty after one year, subject to certain terms and conditions.

A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	For the three months ended
	March 31,
	2016	2015
Interest Expense:
Interest incurred	$11,184	$13,322
Amortization of debt issuance costs	878	547
Capitalized interest	(195)	(224)
Interest expense	$11,867	$13,645

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	2.13%	1.88%
LHL unsecured credit facility	2.13%	1.87%
Massport Bonds	0.11%	0.04%
Mortgage loan (Westin Copley Place)	2.17%	N/A
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
Term Loans
On May 16, 2012, the Company entered into a $177.5 million unsecured term loan (the “First Term Loan”) with a seven-year term maturing on May 16, 2019. The First Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate. On November 5, 2015, the Company repaid the First Term Loan and redesignated the interest rate swaps as hedging instruments for the Third Term Loan as described below.

On January 8, 2014, the Company refinanced its $300.0 million unsecured term loan (the “Second Term Loan”). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500.0 million. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at March 31, 2016, through August 2, 2017 (see “Derivative and Hedging Activities” below).
On November 5, 2015, the Company entered into a $555.0 million unsecured term loan (the “Third Term Loan”) with a five-year term maturing on January 29, 2021. The Third Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $700.0 million. The Third Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.95% at March 31, 2016 through May 16, 2019 for $177.5 million of the Third Term Loan and through January 29, 2021 for the remaining $377.5 million of the Third Term Loan (see “Derivative and Hedging Activities” below).
The Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCL”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCL”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the First Term Loan’s full seven-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements). As discussed above, the First Term Loan was repaid on November 5, 2015. The interest rate swaps for the First Term Loan continue to be in place and are designated as hedging instruments for the Third Term Loan. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at March 31, 2016. Effective November 5, 2015, the Company entered into seven interest rate swap agreements with an aggregate notional amount of $377.5 million for the Third Term Loan’s full five-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.95% at March 31, 2016. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following table presents the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive loss, including the location and amount of unrealized loss on outstanding derivative instruments in cash flow hedging relationships, for the three months ended March 31, 2016 and 2015 (in thousands):

	Amount of Loss Recognized in OCL on Derivative Instruments		Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	March 31,			March 31,
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(14,252)	$(4,398)	Interest expense	$1,780	$1,070
During the three months ended March 31, 2016 and 2015, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.

As of March 31, 2016, there was $12.6 million in cumulative unrealized loss of which $12.6 million was included in AOCL and an immaterial amount was attributable to noncontrolling interests. As of December 31, 2015, there was $0.1 million in cumulative unrealized loss of which $0.1 million was included in AOCL and zero was attributable to noncontrolling interests. The Company expects that approximately $6.9 million will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of March 31, 2016.
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
As of March 31, 2016, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loan.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		March 31, 2016	December 31, 2015
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$0	$1,605
Derivative interest rate instruments	Accounts payable and accrued expenses	$12,569	$1,702
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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$80,000	$80,000	$80,000	$80,000
Borrowings under credit facilities	$343,000	$343,905	$21,000	$21,061
Term loans	$855,000	$856,001	$855,000	$856,038
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$225,000	$225,276	$511,294	$511,786
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using interest rates ranging from 1.5% to 1.8% as of March 31, 2016 and from 1.5% to 4.4% as of December 31, 2015 with a weighted average effective interest rate of 1.5% and 2.1% as of March 31, 2016 and December 31, 2015, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s. At March 31, 2016, the carrying amount of the note receivable was representative of its fair value due to the short-term nature and recent acquisition of this instrument.

At March 31, 2016 and December 31, 2015, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Repurchases
The Company’s Board of Trustees previously authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100.0 million of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of March 31, 2016, the Company had availability under the Repurchase Program to acquire up to $69.8 million of common shares of beneficial interest. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
Sources and Uses of Cash
As of March 31, 2016, the Company had $9.4 million of cash and cash equivalents and $24.1 million of restricted cash reserves, $22.1 million of which was available for future capital expenditures. Additionally, the Company had $404.4 million available under the Company’s senior unsecured credit facility, with $2.6 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.
Net cash provided by operating activities was $59.7 million for the three months ended March 31, 2016 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $36.3 million for the three months ended March 31, 2016 primarily due to outflows for improvements and additions at the hotels.
Net cash used in financing activities was $19.6 million for the three months ended March 31, 2016 primarily due to mortgage loan repayments, forfeiture of common shares into treasury, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders, partially offset by net proceeds from the credit facilities
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 45 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties), equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 45 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties) or the issuance of additional equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 45 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties), estimated cash flows from operations, equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.

Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Company’s reserve funds.
Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of March 31, 2016 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loan	$225,000	$0	$225,000	$0	$0
Mortgage loan interest (1)	12,264	4,996	7,268	0	0
Borrowings under credit facilities (2)	343,000	0	343,000	0	0
Credit facilities interest (2)	13,199	7,446	5,753	0	0
Rents (3)	663,381	12,875	26,320	26,824	597,362
Massport Bonds (2)	42,500	0	42,500	0	0
Massport Bonds interest (2)	346	181	165	0	0
Term loans (4)	855,000	0	300,000	555,000	0
Term loans interest (4)	95,621	23,834	44,588	27,199	0
Purchase commitments (5)
Purchase orders and letters of commitment	44,211	44,211	0	0	0
Total obligations and commitments	$2,294,522	$93,543	$994,594	$609,023	$597,362

(1)	Interest expense is calculated based on the variable rate as of March 31, 2016 for Westin Copley Place.

(2)
Interest expense is calculated based on the variable rate as of March 31, 2016. It is assumed that the outstanding debt as of March 31, 2016 will be repaid upon maturity with interest-only payments until then.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the Second Term Loan, resulting in a fixed all-in interest rate of 2.38%, at the Company’s current leverage ratio (as defined in the agreements) through August 2, 2017, the interest rate swaps’ maturity date. The Company entered into separate interest rate swap agreements for the Third Term Loan, resulting in a fixed all-in interest rate of 2.95% at the Company’s current leverage ratio (as defined in the agreements). The $377.5 million portion of the Third Term Loan is fixed through its maturity date of January 29, 2021 and the $177.5 million portion of the Third Term Loan is fixed through May 16, 2019, the interest rate swaps’ maturity date. It is assumed that the outstanding debt as of March 31, 2016 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of March 31, 2016 for the unswapped period of the term loans.

(5)
As of March 31, 2016, purchase orders and letters of commitment totaling approximately $44.2 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three months ended March 31, 2016 and 2015:

	For the three months ended
	March 31,
	2016	2015	Variance
Occupancy	75.8%	74.2%	2.1%
ADR	$221.03	$221.10	0.0%
RevPAR	$167.56	$164.16	2.1%
For presentation of comparable information, the above hotel statistics reflect pro forma adjustments to include the results of operations of the Park Central San Francisco and The Marker Waterfront Resort under previous ownership for the comparable period in 2015, and exclude the Mason & Rook Hotel for both periods presented due to the hotel’s closure for renovation in 2016.
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
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of March 31, 2016, $610.5 million of the Company’s aggregate indebtedness (41.7% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the Second Term Loan and Third Term Loan since the Company hedged its variable interest rates to fixed interest rates.
If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $1.5 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $610.5 million, the balance as of March 31, 2016.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2016. There were no changes to the Company’s internal control over financial reporting during the first quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2016 - January 31, 2016	38,193	$25.16	—	$—
February 1, 2016 - February 29, 2016	—	$—	—	$—
March 1, 2016 - March 31, 2016	11,475	$24.35	—	$—
Total	49,668	$24.97	—	$69,807,000

(1)
Reflects shares surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted shares. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)
On August 29, 2011, the Company announced its Board of Trustees had authorized the Repurchase Program to acquire up to $100.0 million of the Company’s common shares of beneficial interest. The Company cumulatively repurchased $30.2 million of common shares of beneficial interest pursuant to the Repurchase Program through March 31, 2016. As of March 31, 2016, the Company had availability under the Repurchase Program to acquire up to $69.8 million of common shares of beneficial interest. The authorization did not include specific price targets or an expiration date. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Offer Letter to Kenneth G. Fuller (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on April 21, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2016 and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	April 21, 2016	BY:	/s/ BRUCE A. RIGGINS
Bruce A. Riggins
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Offer Letter to Kenneth G. Fuller (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on April 21, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2016 and incorporated herein by reference.