Form 10-Q
period 2016-06-30
LaSalle Hotel Properties
filed 2016-07-20
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at July 20, 2016
Common Shares of Beneficial Interest ($0.01 par value)	113,063,912
7.5% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000
6.375% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000
6.3% Series J Cumulative Redeemable Preferred Shares ($0.01 par value)	6,000,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,756,420	$3,817,676
Note receivable (Note 3)	0	80,000
Note receivable held for sale (Note 13)	80,000	0
Property under development	10,896	54,066
Assets held for sale (Note 13)	65,852	0
Cash and cash equivalents	43,053	5,700
Restricted cash reserves (Note 5)	23,283	26,443
Hotel receivables (net of allowance for doubtful accounts of $348 and $355, respectively)	49,312	39,038
Debt issuance costs for borrowings under credit facilities, net	2,511	3,347
Deferred tax assets	2,245	3,566
Prepaid expenses and other assets	43,934	39,510
Total assets	$4,077,506	$4,069,346
Liabilities:
Borrowings under credit facilities (Note 4)	$190,000	$21,000
Term loans, net of unamortized debt issuance costs (Note 4)	852,480	852,203
Bonds payable, net of unamortized debt issuance costs (Note 4)	42,402	42,316
Mortgage loans, net of unamortized debt issuance costs (Note 4)	223,024	508,804
Accounts payable and accrued expenses	202,153	181,854
Liabilities of assets held for sale (Note 13)	5,119	0
Advance deposits	36,809	28,471
Accrued interest	2,165	3,276
Distributions payable	55,299	53,939
Total liabilities	1,609,451	1,691,863
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $328,750 and $178,750, respectively), 40,000,000 shares authorized; 13,150,000 and 7,150,000 shares issued and outstanding, respectively (Note 6)	132	72
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 113,115,442 shares issued and 113,063,912 shares outstanding, and 113,115,442 shares issued and 112,959,547 shares outstanding, respectively (Note 6)	1,131	1,131
Treasury shares, at cost (Note 6)	(1,309)	(4,798)
Additional paid-in capital, net of offering costs of $85,218 and $80,205, respectively	2,828,589	2,684,010
Accumulated other comprehensive loss (Note 4)	(16,789)	(97)
Distributions in excess of retained earnings	(346,858)	(306,051)
Total shareholders’ equity	2,464,896	2,374,267
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	17	18
Noncontrolling interests of common units in Operating Partnership (Note 6)	3,142	3,198
Total noncontrolling interests	3,159	3,216
Total equity	2,468,055	2,377,483
Total liabilities and equity	$4,077,506	$4,069,346
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Hotel operating revenues:
Room	$245,286	$242,447	$426,706	$413,038
Food and beverage	79,025	75,480	135,372	136,395
Other operating department	24,457	21,560	45,100	39,577
Total hotel operating revenues	348,768	339,487	607,178	589,010
Other income	2,319	1,899	4,013	3,179
Total revenues	351,087	341,386	611,191	592,189
Expenses:
Hotel operating expenses:
Room	58,963	55,998	111,254	104,719
Food and beverage	49,994	49,069	92,902	94,187
Other direct	4,973	4,927	8,656	8,847
Other indirect (Note 8)	80,283	78,877	152,198	148,879
Total hotel operating expenses	194,213	188,871	365,010	356,632
Depreciation and amortization	48,841	45,916	96,469	88,794
Real estate taxes, personal property taxes and insurance	16,919	16,352	33,110	32,286
Ground rent (Note 5)	4,108	4,011	7,921	7,673
General and administrative	7,643	6,501	13,473	12,768
Acquisition transaction costs (Note 3)	0	(3)	0	444
Other expenses	2,327	1,259	4,505	3,604
Total operating expenses	274,051	262,907	520,488	502,201
Operating income	77,036	78,479	90,703	89,988
Interest income	1,676	1	3,330	7
Interest expense	(11,482)	(13,895)	(23,349)	(27,540)
Income before income tax expense	67,230	64,585	70,684	62,455
Income tax expense (Note 9)	(7,610)	(5,574)	(1,990)	(706)
Net income	59,620	59,011	68,694	61,749
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(8)	(8)	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(81)	(139)	(96)	(154)
Net income attributable to noncontrolling interests	(89)	(147)	(104)	(162)
Net income attributable to the Company	59,531	58,864	68,590	61,587
Distributions to preferred shareholders	(4,355)	(3,042)	(7,397)	(6,084)
Net income attributable to common shareholders	$55,176	$55,822	$61,193	$55,503

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Earnings per Common Share - Basic (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.49	$0.49	$0.54	$0.49
Earnings per Common Share - Diluted (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.49	$0.49	$0.54	$0.49
Weighted average number of common shares outstanding:
Basic	112,784,976	112,728,085	112,766,734	112,688,122
Diluted	113,113,253	113,141,908	113,119,556	113,094,640

Comprehensive Income:
Net income	$59,620	$59,011	$68,694	$61,749
Other comprehensive income:
Unrealized (loss) gain on interest rate derivative instruments (Note 4)	(5,971)	26	(20,223)	(4,372)
Reclassification adjustment for amounts recognized in net income (Note 4)	1,730	1,069	3,510	2,139
	55,379	60,106	51,981	59,516
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(8)	(8)	(8)	(8)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(76)	(144)	(75)	(150)
Comprehensive income attributable to noncontrolling interests	(84)	(152)	(83)	(158)
Comprehensive income attributable to the Company	$55,295	$59,954	$51,898	$59,358
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$72	$1,127	$(138)	$2,673,888	$748	$(233,988)	$2,441,709	$17	$6,660	$6,677	$2,448,386
Issuance of shares, net of offering costs	0	2	0	669	0	0	671	0	0	0	671
Repurchase of common shares into treasury	0	0	(1,727)	0	0	0	(1,727)	0	0	0	(1,727)
Unit conversion	0	2	0	3,398	0	0	3,400	0	(3,400)	(3,400)	0
Deferred compensation, net	0	0	1,809	1,927	0	0	3,736	0	0	0	3,736
Adjustments to noncontrolling interests	0	0	0	14	0	0	14	0	(14)	(14)	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(334)	(334)	0	0	0	(334)
Distributions on common shares/units ($0.83 per share/unit)	0	0	0	0	0	(93,364)	(93,364)	0	(176)	(176)	(93,540)
Distributions on preferred shares	0	0	0	0	0	(6,084)	(6,084)	(8)	0	(8)	(6,092)
Net income	0	0	0	0	0	61,587	61,587	8	154	162	61,749
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(4,364)	0	(4,364)	0	(8)	(8)	(4,372)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	2,135	0	2,135	0	4	4	2,139
Balance, June 30, 2015	$72	$1,131	$(56)	$2,679,896	$(1,481)	$(272,183)	$2,407,379	$17	$3,220	$3,237	$2,410,616

Balance, December 31, 2015	$72	$1,131	$(4,798)	$2,684,010	$(97)	$(306,051)	$2,374,267	$18	$3,198	$3,216	$2,377,483
Issuance of shares, net of offering costs	60	0	2,105	143,302	0	0	145,467	0	0	0	145,467
Repurchase of common shares into treasury	0	0	(1,597)	0	0	0	(1,597)	0	0	0	(1,597)
Deferred compensation, net	0	0	2,981	1,277	0	0	4,258	0	0	0	4,258
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(151)	(151)	0	0	0	(151)
Distributions on common shares/units ($0.90 per share/unit)	0	0	0	0	0	(101,849)	(101,849)	0	(131)	(131)	(101,980)
Distributions on preferred shares	0	0	0	0	0	(7,397)	(7,397)	(9)	0	(9)	(7,406)
Net income	0	0	0	0	0	68,590	68,590	8	96	104	68,694
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(20,197)	0	(20,197)	0	(26)	(26)	(20,223)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	3,505	0	3,505	0	5	5	3,510
Balance, June 30, 2016	$132	$1,131	$(1,309)	$2,828,589	$(16,789)	$(346,858)	$2,464,896	$17	$3,142	$3,159	$2,468,055
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$68,694	$61,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,469	88,794
Amortization of debt issuance costs	1,713	1,096
Amortization of deferred compensation	4,258	3,736
Deferred income tax expense	1,321	0
Allowance for doubtful accounts	(5)	71
Other	245	100
Changes in assets and liabilities:
Restricted cash reserves	3,027	2,265
Hotel receivables	(14,150)	(27,962)
Prepaid expenses and other assets	(10,013)	2,176
Accounts payable and accrued expenses	16,685	20,324
Advance deposits	8,440	12,864
Accrued interest	(1,111)	(1,077)
Net cash provided by operating activities	175,573	164,136
Cash flows from investing activities:
Additions to properties	(44,841)	(55,357)
Improvements to properties	(12,791)	(5,299)
Acquisition of properties	0	(439,157)
Deposit on acquisition	0	25,000
Purchase of office furniture and equipment	(10)	(124)
Restricted cash reserves	133	(2,577)
Property insurance proceeds	1,083	470
Net cash used in investing activities	(56,426)	(477,044)
Cash flows from financing activities:
Borrowings under credit facilities	431,472	653,545
Repayments under credit facilities	(262,472)	(122,545)
Repayments of mortgage loans	(286,294)	(212,386)
Payment of debt issuance costs	0	(13)
Purchase of treasury shares	(1,597)	(1,727)
Proceeds from issuance of preferred shares	150,000	0
Payment of preferred offering costs	(4,740)	0
Payment of common offering costs	(79)	(192)
Distributions on earned shares from share awards with market conditions	(151)	(334)
Distributions on preferred shares	(6,093)	(6,092)
Distributions on common shares/units	(101,840)	(84,893)
Net cash (used in) provided by financing activities	(81,794)	225,363
Net change in cash and cash equivalents	37,353	(87,545)
Cash and cash equivalents, beginning of period	5,700	114,131
Cash and cash equivalents, end of period	$43,053	$26,586
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
As of June 30, 2016, the Company owned interests in 47 hotels with over 12,000 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2016 and December 2018. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at June 30, 2016. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at June 30, 2016. See Note 6 for additional disclosures related to common units of the Operating Partnership.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Share-Based Compensation
From time to time, the Company awards shares under the 2014 Equity Incentive Plan, as amended (“2014 Plan”), which has approximately eight years remaining, as compensation to executives, employees and members of the Board of Trustees (see Note 7). The shares issued to executives and employees generally vest over three years. The shares issued to members of the Board of Trustees vest immediately upon issuance. The Company recognizes compensation expense for nonvested shares with service conditions or service and market conditions on a straight-line basis over the vesting period based upon the fair value of the shares on the date of issuance, adjusted for forfeitures. Compensation expense for nonvested shares with service and performance conditions is recognized based on the fair value of the estimated number of shares expected to vest, as revised throughout the vesting period, adjusted for forfeitures. The 2014 Plan replaced the 2009 Equity Incentive Plan (“2009 Plan”) in May 2014.
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
As of June 30, 2016, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures, but it does not believe it will have a material impact on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate the shares upon settlement of an award without causing the award to be classified as liability. The new standard is effective for the Company on January 1, 2017. Early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-09 will have on its consolidated financial statements and related disclosures.
Reclassification
Certain amounts in the 2015 financial statements have been reclassified to conform with the 2016 presentation.

3.	Investment in Hotel Properties
Investment in hotel properties as of June 30, 2016 and December 31, 2015 consists of the following:

	June 30, 2016	December 31, 2015
Land	$731,928	$731,796
Buildings and improvements	3,542,749	3,613,724
Furniture, fixtures and equipment	753,651	701,742
Investment in hotel properties, gross	5,028,328	5,047,262
Accumulated depreciation	(1,271,908)	(1,229,586)
Investment in hotel properties, net	$3,756,420	$3,817,676
The above table excludes the Indianapolis Marriott Downtown as the hotel property qualified as held for sale as of June 30, 2016 and its net cost basis has been reclassified from investment in hotel properties, net to assets held for sale in the accompanying consolidated balance sheets. On July 14, 2016, the Company sold the Indianapolis Marriott Downtown for $165,000 (see Note 13).
As of June 30, 2016 and December 31, 2015, buildings and improvements included capital lease assets of $183,503 and accumulated depreciation included amounts related to capital lease assets of $23,573 and $20,915, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.
Depreciation expense was $48,706 and $96,200 for the three and six months ended June 30, 2016, respectively, and $45,790 and $88,542 for the three and six months ended June 30, 2015, respectively.
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
Note Receivable
On July 20, 2015, the Company provided a junior mezzanine loan (the “Mezzanine Loan”) secured by pledges of equity interests in the entities that own the hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The Company entered into the Mezzanine Loan for a total purchase price of $80,000 before closing costs. The Mezzanine Loan bears interest at a variable interest rate equal to LIBOR plus 7.75%, which rate was 8.20% as of June 30, 2016. Interest-only payments are to be received monthly with the option of prepayment, pursuant to certain terms and conditions. The Mezzanine Loan matures on August 9, 2017 and has five one-year extension options, subject to conditions. The Mezzanine Loan is subordinate to a $235,000 first mortgage loan and a $90,000 senior mezzanine loan secured by the properties that also mature on August 9, 2017. As of June 30, 2016, the Mezzanine Loan qualified as held for sale and has been classified as note receivable held for sale in the accompanying consolidated balance sheets. On July 8, 2016, the Company sold the Mezzanine Loan at face value for $80,000 less costs associated with the sale (see Note 13).

4.	Long-Term Debt
Debt Summary
Debt as of June 30, 2016 and December 31, 2015 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2016	December 31, 2015
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$190,000	$21,000
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	0
Total borrowings under credit facilities			190,000	21,000
Term loans
Second Term Loan	Floating/Fixed (c)	January 2019	300,000	300,000
Third Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(2,520)	(2,797)
Total term loans, net of unamortized debt issuance costs			852,480	852,203
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Debt issuance costs, net			(98)	(184)
Total bonds payable, net of unamortized debt issuance costs			42,402	42,316
Mortgage loans
Westin Michigan Avenue	5.75%	- (e)	0	131,262
Indianapolis Marriott Downtown	5.99%	- (e)	0	96,097
The Roger	6.31%	- (f)	0	58,935
Westin Copley Place	Floating (g)	August 2018	225,000	225,000
Debt issuance costs, net			(1,976)	(2,490)
Total mortgage loans, net of unamortized debt issuance costs			223,024	508,804
Total debt			$1,307,906	$1,424,323

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. As of June 30, 2016, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $190,000 was 2.17%. As of December 31, 2015, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $21,000 was 2.13%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at June 30, 2016 and December 31, 2015. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates. On November 5, 2015, the Company repaid the First Term Loan and entered into the Third Term Loan (as defined below). The Company entered into separate interest rate swap agreements with an aggregate notional amount of $377,500 for the full term of the Third Term Loan. The interest rate swaps for the First Term Loan continue to be in place and were redesignated as hedging instruments through May 2019 for the Third Term Loan. At June 30, 2016 and December 31, 2015, the fixed all-in interest rates for the Second Term Loan and Third Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association that expire in September 2016. The letters of credit have two one-year extension options and are secured by the Hyatt Regency Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2016 were 0.44% and 0.43% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2015 were 0.39% and 0.02% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loans on January 4, 2016 through borrowings on its senior unsecured credit facility.

(f)	The Company repaid the mortgage loan on February 11, 2016 through borrowings on its senior unsecured credit facility.

(g)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of June 30, 2016 was LIBOR plus 1.75%, which equaled 2.20%. The interest rate as of December 31, 2015 was LIBOR plus 1.75%, which equaled 2.09%. The mortgage loan allows for prepayments without penalty after one year, subject to certain terms and conditions.

Future scheduled debt principal payments as of June 30, 2016 are as follows:

2016	$0
2017	0
2018	457,500
2019	300,000
2020	0
Thereafter	555,000
Total debt	$1,312,500
A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three and six months ended June 30, 2016 and 2015 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest Expense:
Interest incurred	$10,685	$13,422	$21,869	$26,744
Amortization of debt issuance costs	835	549	1,713	1,096
Capitalized interest	(38)	(76)	(233)	(300)
Interest expense	$11,482	$13,895	$23,349	$27,540

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	2.15%	1.89%	2.14%	1.88%
LHL unsecured credit facility	2.14%	1.88%	2.13%	1.88%
Massport Bonds	0.41%	0.09%	0.26%	0.07%
Mortgage loan (Westin Copley Place)	2.19%	N/A	2.18%	N/A
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
On January 8, 2014, the Company refinanced its $300,000 unsecured term loan (the “Second Term Loan”). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500,000. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at June 30, 2016, through August 2, 2017 (see “Derivative and Hedging Activities” below).
On November 5, 2015, the Company entered into a $555,000 unsecured term loan (the “Third Term Loan”) with a five-year term maturing on January 29, 2021. The Third Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $700,000. The Third Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.95% at June 30, 2016 through May 16, 2019 for $177,500 of the Third Term Loan and through January 29, 2021 for the remaining $377,500 of the Third Term Loan (see “Derivative and Hedging Activities” below).
The Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCL”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177,500 for the First Term Loan’s full seven-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements). As discussed above, the First Term Loan was repaid on November 5, 2015. The interest rate swaps for the First Term Loan continue to be in place and are designated as hedging instruments for the Third Term Loan. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at June 30, 2016. Effective November 5, 2015, the Company entered into seven interest rate swap agreements with an aggregate notional amount of $377,500 for the Third Term Loan’s full five-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.95% at June 30, 2016. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following tables present the effect of derivative instruments on the Company’s accompanying consolidated statements of operations and comprehensive income, including the location and amount of unrealized (loss) gain on outstanding derivative instruments in cash flow hedging relationships, for the three and six months ended June 30, 2016 and 2015:

	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	June 30,			June 30,
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(5,971)	$26	Interest expense	$1,730	$1,069

	Amount of Loss Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the six months ended			For the six months ended
	June 30,			June 30,
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(20,223)	$(4,372)	Interest expense	$3,510	$2,139
During the six months ended June 30, 2016 and 2015, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of June 30, 2016, there was $16,810 in cumulative unrealized loss of which $16,789 was included in AOCL and $21 was attributable to noncontrolling interests. As of December 31, 2015, there was $97 in cumulative unrealized loss of which $97 was included in AOCL and zero was attributable to noncontrolling interests. The Company expects that approximately $6,840 will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of June 30, 2016.
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
As of June 30, 2016, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loan.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
A summary of the Company’s hotels subject to non-cancelable operating leases as of June 30, 2016 is as follows:

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
(5) Requires future ground rent payments of one dollar per year. The Company has options, subject to certain terms and conditions, to extend the ground lease for 50 years to 2149. The property was sold on July 14, 2016 (see Note 13).
The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $471 and $948 for the three and six months ended June 30, 2016, respectively, and $487 and $980 for the three and six months ended June 30, 2015, respectively, which is included in total ground rent expense. Total ground rent expense for the three and six months ended June 30, 2016 was $4,108 and $7,921, respectively. Total ground rent expense for the three and six months ended June 30, 2015 was $4,011 and $7,673, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.

A summary of the Company’s hotels subject to capital leases of land and building as of June 30, 2016 is as follows:

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
Future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2016	$6,424
2017	13,052
2018	13,195
2019	13,172
2020	13,559
Thereafter	600,780
$660,182
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of June 30, 2016, $21,269 was available in restricted cash reserves for future capital expenditures of which $9,290 was related to Indianapolis Marriott Downtown which was sold on July 14, 2016 (see Note 13). The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At June 30, 2016, the Company held $23,283 in restricted cash reserves. Included in such amounts are $21,269 of reserve funds for future capital expenditures and $2,014 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
On April 25, 2016, the Company issued 10,526 nonvested shares with service conditions to one of the Company’s executives. The nonvested shares will vest in three annual installments starting January 1, 2017, subject to continued employment. These common shares of beneficial interest were issued under the 2014 Plan.
On May 9, 2016, the Company issued 20,688 common shares of beneficial interest to its former Chief Financial Officer related to the nonvested share awards with market conditions, as result of the previously announced termination of employment. Pursuant to the terms of the award agreements, a portion of his nonvested share awards with market conditions vested upon termination (see Note 7). Of the common shares of beneficial interest issued, 15,320 shares were issued under the 2009 Plan and 5,368 shares were issued under the 2014 Plan.
Common Dividends
The Company paid the following dividends on common shares/units during the six months ended June 30, 2016:

Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Payable Date
$0.45	December 31, 2015	December 31, 2015	January 15, 2016
$0.45	March 31, 2016	March 31, 2016	April 15, 2016
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
Treasury Shares
Treasury shares are accounted for under the cost method. During the six months ended June 30, 2016, the Company received 76,426 common shares of beneficial interest related to employees surrendering shares to pay minimum withholding taxes at the time nonvested shares vested and forfeiting nonvested shares upon resignation.
The Company’s Board of Trustees previously authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of June 30, 2016, the Company had availability under the Repurchase Program to acquire up to $69,807 of common shares of beneficial interest. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
During the six months ended June 30, 2016, the Company re-issued 13,864 treasury shares related to earned 2015 compensation for the Board of Trustees, 57,614 treasury shares related to the earned share awards with market conditions and 109,313 treasury shares related to the grants of nonvested shares with service conditions.
At June 30, 2016, there were 51,530 common shares of beneficial interest in treasury.

Preferred Shares
The following preferred shares of beneficial interest were outstanding as of June 30, 2016:

Security Type	Number of Shares
7.5% Series H Preferred Shares	2,750,000
6.375% Series I Preferred Shares	4,400,000
6.3% Series J Preferred Shares	6,000,000

On May 25, 2016, the Company issued 6,000,000 6.3% Series J Cumulative Redeemable Preferred Shares (the “Series J Preferred Shares”), $0.01 par value per share (liquidation preference $25.00 per share), at a public offering price of $25.00 per share and received net proceeds, after deducting underwriting discounts and other offering costs, of $145,066. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and for general corporate purposes.
The 7.5% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”), the 6.375% Series I Cumulative Redeemable Preferred Shares (the “Series I Preferred Shares”) and the Series J Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Shares for all past dividend periods and, with respect to the Series H Preferred Shares, for the current dividend period. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares.
As of January 24, 2016, the Company now may optionally redeem the Series H Preferred Shares. The Company may not optionally redeem the Series I Preferred Shares and the Series J Preferred Shares prior to March 4, 2018 and May 25, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions. In addition, upon the occurrence of a change of control (as defined in the Company’s charter), the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT LLC or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of Series H Preferred Shares, Series I Preferred Shares and Series J Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a cap of 4,680,500 common shares, 8,835,200 common shares and 12,842,400 common shares, respectively.
Preferred Dividends
The Company paid the following dividends on preferred shares during the six months ended June 30, 2016:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Payable Date
7.5% Series H	$0.47	December 31, 2015	January 1, 2016	January 15, 2016
6.375% Series I	$0.40	December 31, 2015	January 1, 2016	January 15, 2016
7.5% Series H	$0.47	March 31, 2016	April 1, 2016	April 15, 2016
6.375% Series I	$0.40	March 31, 2016	April 1, 2016	April 15, 2016
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

The following schedule presents the effects of changes in the Company’s ownership interest in the Operating Partnership on the Company’s equity:

For the six months ended
June 30,
2015
Net income attributable to common shareholders	$55,503
Increase in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	14
Change from net income attributable to common shareholders and adjustments to noncontrolling interests	$55,517
There were no redemptions of common units of limited partnership interest held by limited partners of the Operating Partnership in 2016.
As of June 30, 2016, the Operating Partnership had 145,223 common units of limited partnership interest outstanding, representing a 0.1% partnership interest, held by the limited partners. As of June 30, 2016, approximately $3,424 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $3,424 is based on the Company’s closing common share price of $23.58 on June 30, 2016, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain limitations, the outstanding common units of limited partnership interest are redeemable for cash, or at the Company’s option, for a like number of common shares of beneficial interest of the Company.

7.	Equity Incentive Plan
The common shareholders approved the 2014 Plan at the 2014 Annual Meeting of Shareholders held on May 7, 2014, which permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At June 30, 2016, there were 2,667,022 common shares available for future grant under the 2014 Plan. Upon the approval of the 2014 Plan by the common shareholders on May 7, 2014, the 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
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

A summary of the Company’s nonvested share awards with service conditions as of June 30, 2016 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2016	228,835	$33.29
Granted	109,313	25.01
Vested (2)	(90,191)	31.70
Forfeited	(12,281)	27.49
Nonvested at June 30, 2016 (1)	235,676	$30.81

(1)	Amount excludes 29,376 share awards with market conditions which were earned but nonvested due to a service condition as of June 30, 2016.

(2)	Amount includes accelerated vesting of the former Chief Financial Officer’s shares.
As of June 30, 2016 and December 31, 2015, there were $4,183 and $3,914, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of June 30, 2016 and December 31, 2015, these costs were expected to be recognized over a weighted-average period of 1.4 years. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three and six months ended June 30, 2016 was $534 and $2,256, respectively, and during the three and six months ended June 30, 2015 was $188 and $3,152, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $814 and $1,589 three and six months ended June 30, 2016, respectively, and $865 and $1,687 for the three and six months ended June 30, 2015, respectively.
On April 9, 2016, the Company finalized the former Chief Financial Officer’s severance package and the termination date was set to be no later than April 29, 2016. Pursuant to the terms of the award agreements, all of his nonvested share awards with service conditions would vest upon termination. Accordingly, the Company accelerated the recognition of previously unrecognized compensation costs related to his nonvested share awards with service conditions over the estimated remaining service period. On May 6, 2016, all of his nonvested share awards with service conditions vested with all remaining previously unrecognized compensation costs recognized. The compensation cost (net of forfeitures) that has been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income was $538 for the three and six months ended June 30, 2016.
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
On April 25, 2016, the Company’s Board of Trustees granted a target of 12,632 nonvested share awards with either market or performance conditions to an executive (the “April 25, 2016 Awards”). The actual amounts of the shares awarded with respect to 6,316 of the 12,632 shares will be determined on or about January 1, 2019, based on the performance measurement period of January 1, 2016 through December 31, 2018, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 6,316 of the 12,632 shares will be determined on or about July 1, 2019, based on the performance measurement period of July 1, 2016 through June 30, 2019, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executive will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2019 and July 1, 2019, respectively. Thereafter, the executive will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 6,316 shares, amortization commenced on April 25, 2016, the beginning of the requisite service period, and with respect to 6,316 shares, amortization will commence on July 1, 2016, the beginning of the requisite service period.
The terms stipulated in the March 18, 2016 and the April 25, 2016 Awards used to determine the total amount of the shares consist of the following three tranches: (1) a comparison of the Company’s total return to the total returns’ of up to seven companies in a designated peer group of the Company, (2) the Company’s actual total return as compared to a Board-established total return goal and (3) a comparison of the Company’s return on invested capital to the return on invested capital of up to seven companies in a designated peer group of the Company.
The tranches described in (1) and (2) are nonvested share awards with market conditions. For the March 18, 2016 and the April 25, 2016 Awards, the grant date fair value of the awards with market conditions were estimated by the Company using historical data under the Monte Carlo valuation method provided by a third party consultant. The final values were determined during the second quarter of 2016 with an insignificant cumulative adjustment to compensation cost recorded for the March 18, 2016 Awards. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. The grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis.
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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
April 25, 2016 Awards (performance period starting January 1, 2016)
Target amounts	26.40%	1.01%	N/A	N/A	$18.61	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$23.75	33.30%
Peer companies	26.40%	1.01%	N/A	1.024	$23.63	33.30%
April 25, 2016 Awards (performance period starting July 1, 2016)
Target amounts	26.40%	1.01%	N/A	N/A	$20.47	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$23.75	33.30%
Peer companies	26.40%	1.01%	N/A	1.024	$26.10	33.30%
March 18, 2016 Awards (performance period starting January 1, 2016)
Target amounts	26.40%	1.00%	N/A	N/A	$22.23	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$25.14	33.30%
Peer companies	26.40%	1.00%	N/A	1.023	$25.18	33.30%
March 18, 2016 Awards (performance period starting July 1, 2016)
Target amounts	26.40%	1.00%	N/A	N/A	$21.65	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$25.14	33.30%
Peer companies	26.40%	1.00%	N/A	1.023	$27.81	33.30%
A summary of the Company’s nonvested share awards with either market or performance conditions as of June 30, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	348,587	$33.98
Granted (1)(2)	110,665	28.55
Vested (2)	(112,639)	37.94
Forfeited (2)	(38,313)	39.18
Nonvested at June 30, 2016	308,300	$28.45

(1)
Amount includes 48,588 shares awarded on March 18, 2016 and 6,316 shares awarded on April 25, 2016 for which fair value has been finalized, but amortization into expense has not yet commenced. Amortization of fair value into expense will commence at the beginning of the performance measurement period on July 1, 2016.

(2)	Amounts include 27,570 shares vested, 858 shares earned in excess of target amount, and 34,959 shares forfeited, respectively, upon termination of the former Chief Financial Officer.
As of June 30, 2016 and December 31, 2015, there were $5,161 and $5,342, respectively, of total unrecognized compensation costs related to nonvested share awards with market or performance conditions. As of June 30, 2016 and December 31, 2015, these costs were expected to be recognized over a weighted-average period of 1.9 and 1.7 years, respectively. As of June 30, 2016 and December 31, 2015, there were 420,708 and 308,069 share awards with market or performance conditions vested, respectively. Additionally, there were 29,376 and 84,401 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of June 30, 2016 and December 31, 2015, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income were $998 and $2,036 for the three and six months ended June 30, 2016, respectively, and $1,019 and $2,051 for the three and six months ended June 30, 2015, respectively.
On April 9, 2016, the Company finalized the former Chief Financial Officer’s severance package and the termination date was set to be no later than April 29, 2016. Pursuant to the terms of the award agreements, a portion of his nonvested share awards with market or performance conditions would vest upon termination. Accordingly, the Company accelerated the recognition of previously unrecognized compensation costs on his nonvested share awards with market or performance conditions over the estimated remaining service period. On May 6, 2016 and May 9, 2016, a portion of his nonvested share awards with market or performance conditions vested, a portion was forfeited and additional shares were earned for awards valued at over 100% of the target, with all remaining previously unrecognized compensation costs recognized. The compensation cost (net of forfeitures) related to his nonvested share awards with market or performance conditions that has been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income was $96 for the three and six months ended June 30, 2016.
For the three and six months ended June 30, 2016, severance expense related to the former Chief Financial Officer’s termination totaled $1,576 and included cash compensation and benefits, compensation for shares with service conditions and shares with market or performance conditions and cash payments related to dividends on restricted shares that vested.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
General and administrative	$27,041	$25,822	$51,642	$49,729
Sales and marketing	19,908	19,894	38,489	37,845
Repairs and maintenance	9,911	9,863	19,747	19,474
Management and incentive fees	10,926	11,727	18,557	19,055
Utilities and insurance	8,296	8,289	16,529	17,106
Franchise fees	3,245	2,503	5,522	4,331
Other expenses	956	779	1,712	1,339
Total other indirect expenses	$80,283	$78,877	$152,198	$148,879
As of June 30, 2016, LHL leased all 47 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Triton	San Francisco, CA
9.	Hotel Vitale	San Francisco, CA
10.	Park Central San Francisco	San Francisco, CA
11.	Serrano Hotel	San Francisco, CA
12.	The Marker San Francisco	San Francisco, CA
13.	Villa Florence	San Francisco, CA
14.	Chaminade Resort and Conference Center	Santa Cruz, CA
15.	Viceroy Santa Monica	Santa Monica, CA
16.	Chamberlain West Hollywood	West Hollywood, CA
17.	Le Montrose Suite Hotel	West Hollywood, CA
18.	Le Parc Suite Hotel	West Hollywood, CA
19.	The Grafton on Sunset	West Hollywood, CA
20.	Hotel George	Washington, D.C.
21.	Hotel Madera	Washington, D.C.
22.	Hotel Palomar, Washington, DC	Washington, D.C.
23.	Hotel Rouge	Washington, D.C.
24.	Mason & Rook Hotel	Washington, D.C.
25.	Sofitel Washington, DC Lafayette Square	Washington, D.C.
26.	The Donovan	Washington, D.C.
27.	The Liaison Capitol Hill	Washington, D.C.
28.	Topaz Hotel	Washington, D.C.
29.	Southernmost Beach Resort Key West	Key West, FL
30.	The Marker Waterfront Resort	Key West, FL
31.	Hotel Chicago	Chicago, IL
32.	Westin Michigan Avenue	Chicago, IL
33.	Indianapolis Marriott Downtown (1)	Indianapolis, IN
34.	Hyatt Regency Boston Harbor	Boston, MA
35.	Onyx Hotel	Boston, MA
36.	The Liberty Hotel	Boston, MA
37.	Westin Copley Place	Boston, MA
38.	Gild Hall	New York, NY
39.	The Roger	New York, NY
40.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
41.	WestHouse Hotel New York	New York, NY
42.	The Heathman Hotel	Portland, OR
43.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
44.	Westin Philadelphia	Philadelphia, PA
45.	Lansdowne Resort	Lansdowne,VA
46.	Alexis Hotel	Seattle, WA
47.	Hotel Deca	Seattle, WA
(1) Property sold on July 14, 2016 (see Note 13).

9.	Income Taxes
Income tax expense was comprised of the following for the three and six months ended June 30, 2016 and 2015:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
LHL’s income tax expense	$7,246	$5,311	$1,373	$232
Operating Partnership’s income tax expense	364	263	617	474
Total income tax expense	$7,610	$5,574	$1,990	$706
The Company has estimated LHL’s income tax expense for the six months ended June 30, 2016 by applying an estimated combined federal and state effective tax rate of 40.5% to LHL’s net income of $3,266. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		June 30, 2016	December 31, 2015
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$0	$1,605
Derivative interest rate instruments	Accounts payable and accrued expenses	$16,810	$1,702
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$80,000	$80,000	$80,000	$80,000
Borrowings under credit facilities	$190,000	$190,735	$21,000	$21,061
Term loans	$855,000	$857,539	$855,000	$856,038
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$225,000	$225,255	$511,294	$511,786
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using interest rates ranging from 1.5% to 1.8% as of June 30, 2016 and from 1.5% to 4.4% as of December 31, 2015 with a weighted average effective interest rate of 1.5% and 2.1% as of June 30, 2016 and December 31, 2015, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s. At June 30, 2016, the carrying amount of the note receivable was representative of its fair value due to the sale of the note receivable on July 8, 2016 at face value for $80,000 less costs associated with the sale (see Note 13).
At June 30, 2016 and December 31, 2015, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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

The computation of basic and diluted earnings per common share is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to common shareholders	$55,176	$55,822	$61,193	$55,503
Dividends paid on unvested restricted shares	(119)	(141)	(252)	(260)
Undistributed earnings attributable to unvested restricted shares	(10)	(14)	0	0
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$55,047	$55,667	$60,941	$55,243
Denominator:
Weighted average number of common shares - basic	112,784,976	112,728,085	112,766,734	112,688,122
Effect of dilutive securities:
Compensation-related shares	328,277	413,823	352,822	406,518
Weighted average number of common shares - diluted	113,113,253	113,141,908	113,119,556	113,094,640
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.49	$0.49	$0.54	$0.49
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.49	$0.49	$0.54	$0.49

12.	Supplemental Information to Statements of Cash Flows

	For the six months ended
	June 30,
	2016	2015
Interest paid, net of capitalized interest	$22,747	$27,521
Interest capitalized	233	300
Income taxes paid, net	839	517
Increase in distributions payable on common shares	47	8,547
Increase in distributions payable on preferred shares	1,313	0
Redemption of common units for common shares	0	3,400
Write-off of fully amortized debt issuance costs	563	131
Decrease in accrued capital expenditures	(5,682)	(3,089)
Grant of nonvested shares and awards to employees and executives, net	4,347	5,188
Issuance of common shares for Board of Trustees compensation	480	691
In conjunction with the acquisition of properties, the Company assumed the following assets and liabilities:
Investment in properties (after credits at closing)	$0	$(445,734)
Other assets	0	(1,897)
Liabilities	0	8,474
Acquisition of properties	$0	$(439,157)

13.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to June 30, 2016:

Security Type	Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Payable Date
Common Shares/Units	$0.45	June 30, 2016	June 30, 2016	July 15, 2016
7.5% Series H Preferred Shares	$0.47	June 30, 2016	July 1, 2016	July 15, 2016
6.375% Series I Preferred Shares	$0.40	June 30, 2016	July 1, 2016	July 15, 2016
6.3% Series J Preferred Shares (2)	$0.22	June 30, 2016	July 1, 2016	July 15, 2016
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
(2) Partial dividend for newly issued preferred shares.
On July 8, 2016, the Company sold its Mezzanine Loan at face value for $80,000 less costs associated with the sale. The proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility.
On July 14, 2016, the Company sold the Indianapolis Marriott Downtown for $165,000. The Company will recognize a gain in the third quarter of approximately $104,000 related to the sale of this property. The proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and to fund the July 2016 common and preferred dividends.

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
As of June 30, 2016, the Company owned interests in 47 hotels with over 12,000 guest rooms located in 10 states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2016 and December 2018. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at June 30, 2016. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at June 30, 2016.
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
During the second quarter of 2016, the Company’s hotels continued to operate within a positive, yet slowing, environment. Some of the economic indicators the Company tracks were encouraging. Consumer confidence remained at a high level and unemployment remained below 5.0%. Enplanements have been steady and airline capacity is projected to increase during 2016.  Some of the Company’s other economic indicators were not so encouraging. Corporate profits have remained weak, as reported thus far for the second quarter. Similarly, estimates for U.S. GDP growth in 2016 continue to be revised downwardly, most recently to 1.9%. Despite this, the U.S. lodging industry benefited from a positive economic landscape overall in the second quarter, and the RevPAR growth of 3.5% accelerated above the 2.7% RevPAR growth from the first quarter of 2016. During the second quarter, lodging industry demand grew 2.1% and was partially offset by a 1.5% supply increase. Industry-wide pricing was moderate, leading to average daily rate (“ADR”) growth of 2.9%. The Company’s portfolio benefited from the operating environment, and RevPAR increased during the second quarter of 2016 by 1.7%. During the quarter, the Company’s FFO per diluted share/unit and EBITDA increased year-over-year due to improvements in the performance of its hotel portfolio.
For the second quarter of 2016, the Company had a net income applicable to common shareholders of $55.2 million, or $0.49 per diluted share. FFO was $104.1 million, or $0.92 per diluted share/unit (based on 113,258,476 weighted average shares and units outstanding during the three months ended June 30, 2016) and EBITDA was $127.6 million. RevPAR for the hotel portfolio was $223.13, which was an increase of 1.7% compared to the second quarter of 2015. Occupancy grew by 2.0% and ADR declined by 0.2%.
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
Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015
The economic environment was favorable during the second quarter. Industry demand increased during the second quarter of 2016 at a faster pace than supply growth. As a result, industry-wide pricing was moderate, leading to ADR growth of 2.9%. Industry occupancy improved by 0.6%. RevPAR at the Company’s hotels increased by 1.7% in the quarter compared to the second quarter of 2015, which was driven by a 2.0% occupancy growth offset by a decrease in ADR of 0.2%.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, increased $9.3 million from $339.5 million in 2015 to $348.8 million in 2016. This increase is due primarily to the effects of the moderately improving economic environment, which resulted in a 1.7% increase in RevPAR across the portfolio, attributable to a 2.0% increase in occupancy, partially offset by a 0.2% decrease in ADR.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the moderately improving economy:

•	$3.1 million increase from Westin Copley Place;

•	$2.6 million increase from Indianapolis Marriott Downtown;

•	$1.1 million increase from Hotel Palomar, Washington, DC;

•	$0.8 million increase from Southernmost Beach Resort Key West;

•	$0.7 million increase from Lansdowne Resort;

•	$0.7 million increase from Westin Michigan Avenue;

•	$0.7 million increase from The Grafton on Sunset; and

•	$0.7 million increase from Hotel Amarano Burbank.
These increases are partially offset by a combined $3.5 million decrease at The Marker San Francisco due to lower food and beverage revenue, Hyatt Regency Boston Harbor due to softer demand and lower group business and Park Central Hotel New York and WestHouse Hotel New York due to lower ADR which was slightly offset by higher occupancy.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $2.4 million across 35 additional hotels in the portfolio.

Other Income
Other income increased $0.4 million from $1.9 million in 2015 to $2.3 million in 2016 primarily due to increased insurance gains from insurance proceeds related to minor property damage at various properties.
Hotel Operating Expenses
Hotel operating expenses increased a net $5.3 million from $188.9 million in 2015 to $194.2 million in 2016. This overall increase is primarily due to the increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the moderately improving economic environment.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$2.1 million increase from Westin Copley Place;

•	$0.9 million increase from Park Central Hotel New York and WestHouse Hotel New York;

•	$0.8 million increase from Indianapolis Marriott Downtown;

•	$0.8 million increase from San Diego Paradise Point Resort and Spa;

•	$0.6 million increase from The Liberty Hotel; and

•	$0.5 million increase from Westin Michigan Avenue.
These increases are partially offset by a combined $2.6 million decrease related to lower food and beverage expenses at The Marker San Francisco, Villa Florence and Park Central San Francisco.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $2.2 million across the 37 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $2.9 million from $45.9 million in 2015 to $48.8 million in 2016 due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity, particularly at the Westin Michigan Avenue, Hotel Palomar, Washington, DC and The Liberty Hotel.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $0.5 million from $16.4 million in 2015 to $16.9 million in 2016. Real estate taxes and personal property taxes increased by $0.7 million due primarily to increased property values or tax rates at certain properties, which were slightly offset by successful real estate tax appeals. Insurance expense decreased by $0.2 million reflecting slightly lower premiums throughout the portfolio.
Ground Rent
Ground rent increased $0.1 million from $4.0 million in 2015 to $4.1 million in 2016 due primarily to improved operating results. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.
General and Administrative
General and administrative expense increased $1.1 million from $6.5 million in 2015 to $7.6 million in 2016 due to a $1.6 million charge in 2016 associated with the departure of the Company’s former Chief Financial Officer partially offset by a $0.5 million decrease in other compensation costs.
Acquisition Transaction Costs
Acquisition transaction costs of an immaterial amount in 2015 relate to the purchase of the two properties acquired in 2015.
Other Expenses
Other expenses increased $1.0 million from $1.3 million in 2015 to $2.3 million in 2016 due primarily to a net increase of$0.8 million in management transition expenses, severance and pre-opening costs at a number of properties across the portfolio, which included the grand opening of the Mason & Rook Hotel in 2016. In addition, losses from property damage, which are largely covered by insurance proceeds, increased a net $0.4 million, partially offset by a net decrease of $0.2 million in miscellaneous expenses in 2016.

Interest Income
Interest income increased $1.7 million from an immaterial amount in 2015 to $1.7 million in 2016 as a result of the interest income earned on the Company’s junior mezzanine loan (the “Mezzanine Loan”) secured by pledges of equity interests in the entities that own the hotel properties, Shutters on the Beach and Casa Del Mar, which was acquired in July 2015.
Interest Expense
Interest expense decreased $2.4 million from $13.9 million in 2015 to $11.5 million in 2016 due to a decrease in the Company’s weighted average interest rate, partially offset by an increase in the weighted average debt outstanding. The Company’s weighted average debt outstanding increased from $1.43 billion in 2015 to $1.47 billion in 2016 due primarily to borrowings for the following:

•	additional borrowings to purchase the Mezzanine Loan; and

•	additional borrowings to finance other capital improvements during 2015 and 2016.
The above borrowings were partially offset by paydowns on the unsecured credit facilities with proceeds from:

•	the issuance of the 6.3% Series J Cumulative Redeemable Preferred Shares (the “Series J Preferred Shares”) in May 2016; and

•	positive operating results from the hotel properties.
The Company’s weighted average interest rate, including the effect of capitalized interest, decreased from 3.6% in 2015 to 2.8% in 2016. This decrease is due in part to the repayment of the Westin Copley Place 5.28% fixed rate mortgage loan in June 2015 and replacing it with a variable rate mortgage loan on Westin Copley Place in July 2015, which has a rate of 2.20% as of June 30, 2016. This decrease is also attributable to the repayment of the Westin Michigan Avenue 5.75% fixed rate mortgage loan, the Indianapolis Marriott Downtown 5.99% fixed rate mortgage loan and The Roger 6.31% fixed rate mortgage loan in the first quarter of 2016 with borrowings on the Company’s senior unsecured credit facility, which has a weighted average rate of 2.15% for the quarter ending June 30, 2016. Interest capitalized on renovations decreased from $0.1 million in 2015 to an immaterial amount in 2016.
Income Tax Expense
Income tax expense increased $2.0 million from $5.6 million in 2015 to $7.6 million in 2016. This increase is primarily the result of an increase in LHL’s net income before income tax expense of $1.6 million from $16.1 million in 2015 to $17.7 million in 2016 and a higher estimated combined federal and state effective tax rate. For the quarter ended June 30, 2016, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 40.5%.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At June 30, 2016, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders increased $1.4 million from $3.0 million in 2015 to $4.4 million in 2016 due to distributions on the Series J Preferred Shares, which were issued on May 25, 2016.
Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
Industry travel was stronger during the six months ended June 30, 2016 compared to the same period of the prior year.  Industry demand grew at approximately the same rate as industry supply grew, which kept industry occupancy at a high level, leading to moderate pricing power and ADR growth during the period.  With respect to the Company’s hotels, occupancy grew by 2.0% during the six months ended June 30, 2016, while ADR decreased 0.2%, which resulted in RevPAR improvement of 1.8% year-over-year.

Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, increased $18.2 million from $589.0 million in 2015 to $607.2 million in 2016. This increase is due primarily to the hotel operating revenues generated from the 2015 hotel acquisitions, which consist of the acquisitions of Park Central San Francisco and The Marker Waterfront Resort (collectively, the “2015 Acquisition Properties”). The 2015 Acquisition Properties, which are not comparable year-over-year, contributed $11.8 million to the increase in hotel operating revenues. Additionally, the effects of the moderately improving economic environment, which resulted in a 1.8% increase in RevPAR across the portfolio, attributable to a 2.0% increase in occupancy, partially offset by a 0.2% decrease in ADR, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the moderately improving economy:

•	$3.6 million increase from Indianapolis Marriott Downtown;

•	$1.9 million increase from The Grafton on Sunset;

•	$1.8 million increase from Park Central Hotel New York and WestHouse Hotel New York; and

•	$1.7 million increase from Westin Philadelphia.
These increases are partially offset by a combined $3.9 million decrease related to the hotel renovations at Mason & Rook Hotel and Lansdowne Resort, where guest rooms were out of service during various times in the current period reflecting the rooms renovation activity. In addition, a $1.6 million decrease at San Diego Paradise Point Resort and Spa partially offset the overall increase due to somewhat softer demand and slightly lower group business at the property.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $2.9 million across 37 additional hotels in the portfolio.
Other Income
Other income increased $0.8 million from $3.2 million in 2015 to $4.0 million in 2016 primarily due to increased insurance gains from insurance proceeds related to minor property damage at various properties.
Hotel Operating Expenses
Hotel operating expenses increased a net $8.4 million from $356.6 million in 2015 to $365.0 million in 2016. This overall increase is primarily due to $4.3 million from the results of the 2015 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the moderately improving economic environment.
The following hotels experienced significant increases in total room, food and beverage, other direct and other indirect expenses primarily as a result of increased occupancies at the hotels:

•	$2.2 million increase from Park Central Hotel New York and WestHouse Hotel New York; and

•	$1.4 million increase from Indianapolis Marriott Downtown.
These increases are partially offset by a $1.3 million decrease related to the hotel renovation at Mason & Rook Hotel, where guest rooms were out of service during various times in the current period reflecting the rooms renovation activity.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $1.8 million across the 41 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense increased $7.7 million from $88.8 million in 2015 to $96.5 million in 2016. Of the increase, $1.5 million is attributable to the 2015 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $6.2 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity, particularly at the Westin Michigan Avenue, Hotel Palomar, Washington, DC and The Liberty Hotel.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses increased $0.8 million from $32.3 million in 2015 to $33.1 million in 2016. Of the increase, $0.3 million is attributable to the 2015 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased by $1.3 million across the remaining hotels in the portfolio due primarily to increased property values or tax rates at certain properties, which were slightly offset by successful real estate tax appeals. This increase in real estate taxes and personal property taxes was offset by a $0.5 million increase in real estate taxes capitalized as part of the various renovation projects. Insurance expense decreased by $0.3 million reflecting slightly lower premiums throughout the portfolio.
Ground Rent
Ground rent increased $0.2 million from $7.7 million in 2015 to $7.9 million in 2016 due primarily to improved operating results. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.
General and Administrative
General and administrative expense increased $0.7 million from $12.8 million in 2015 to $13.5 million in 2016 due to a $1.6 million charge in 2016 associated with the departure of the Company’s former Chief Financial Officer partially offset by a $0.9 million decrease in other compensation costs.
Acquisition Transaction Costs
Acquisition transaction costs of $0.4 million in 2015 relate to the purchase of the 2015 Acquisition Properties.
Other Expenses
Other expenses increased $0.9 million from $3.6 million in 2015 to $4.5 million in 2016 due primarily to a net increase of $0.6 million in losses from property damage, which are largely covered by insurance proceeds. In addition, management transition expenses, severance and pre-opening costs at a number of properties across the portfolio increased a net $0.5 million, which included the grand opening of the Mason & Rook Hotel in 2016. These increases were partially offset by a net decrease of $0.2 million in miscellaneous and retail lease expenses in 2016.
Interest Income
Interest income increased $3.3 million from an immaterial amount in 2015 to $3.3 million in 2016 as a result of the interest income earned on the Company’s Mezzanine Loan secured by pledges of equity interests in the entities that own the hotel properties, Shutters on the Beach and Casa Del Mar, which was acquired in July 2015.
Interest Expense
Interest expense decreased $4.2 million from $27.5 million in 2015 to $23.3 million in 2016 due to a decrease in the Company’s weighted average interest rate, partially offset by an increase in the weighted average debt outstanding. The Company’s weighted average debt outstanding increased from $1.36 billion in 2015 to $1.49 billion in 2016 due primarily to borrowings for the following:

•	additional borrowings to purchase the 2015 Acquisition Properties and the Mezzanine Loan; and

•	additional borrowings to finance other capital improvements during 2015 and 2016.

The above borrowings were partially offset by paydowns on the unsecured credit facilities with proceeds from:

•	the issuance of the Series J Preferred Shares in May 2016; and

•	positive operating results from the hotel properties.
The Company’s weighted average interest rate, including the effect of capitalized interest, decreased from 3.8% in 2015 to 2.8% in 2016. This decrease is due in part to the repayment of the Westin Copley Place 5.28% fixed rate mortgage loan in June 2015 and replacing it with a variable rate mortgage loan on Westin Copley Place in July 2015, which has a rate of 2.20% as of June 30, 2016. This decrease is also attributable to the repayment of the Westin Michigan Avenue 5.75% fixed rate mortgage loan, the Indianapolis Marriott Downtown 5.99% fixed rate mortgage loan and The Roger 6.31% fixed rate mortgage loan in the first quarter of 2016 with borrowings on the Company’s senior unsecured credit facility, which has a weighted average rate of 2.14% for the six months ending June 30, 2016. Interest capitalized on renovations decreased from $0.3 million in 2015 to $0.2 million in 2016.
Income Tax Expense
Income tax expense increased $1.3 million from $0.7 million in 2015 to $2.0 million in 2016. This increase is primarily the result of an increase in LHL’s net income before income tax expense of $2.8 million from $0.5 million in 2015 to $3.3 million in 2016. For the six months ended June 30, 2016, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 40.5%.

Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.
Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At June 30, 2016, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders increased $1.3 million from $6.1 million in 2015 to $7.4 million in 2016 due to distributions on the Series J Preferred Shares, which were issued on May 25, 2016.
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

The following is a reconciliation between net income attributable to common shareholders and FFO attributable to common shareholders and unitholders for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and unit data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to common shareholders	$55,176	$55,822	$61,193	$55,503
Depreciation	48,706	45,790	96,200	88,542
Amortization of deferred lease costs	82	72	162	147
Noncontrolling interests:
Noncontrolling interests in consolidated entities	8	8	8	8
Noncontrolling interests of common units in Operating Partnership	81	139	96	154
FFO attributable to common shareholders and unitholders	$104,053	$101,831	$157,659	$144,354
Weighted average number of common shares and units outstanding:
Basic	112,930,199	112,943,036	112,911,957	112,943,523
Diluted	113,258,476	113,356,859	113,264,779	113,350,041
The following is a reconciliation between net income attributable to common shareholders and EBITDA for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to common shareholders	$55,176	$55,822	$61,193	$55,503
Interest expense	11,482	13,895	23,349	27,540
Income tax expense	7,610	5,574	1,990	706
Depreciation and amortization	48,841	45,916	96,469	88,794
Noncontrolling interests:
Noncontrolling interests in consolidated entities	8	8	8	8
Noncontrolling interests of common units in Operating Partnership	81	139	96	154
Distributions to preferred shareholders	4,355	3,042	7,397	6,084
EBITDA	$127,553	$124,396	$190,502	$178,789
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of June 30, 2016, the Company held a total of $23.3 million of restricted cash reserves, $21.3 million of which was available for future capital expenditures. As of June 30, 2016, the future capital expenditures restricted cash reserves balance consisted of $9.3 million related to the Indianapolis Marriott Downtown which was sold on July 14, 2016. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 45 unencumbered properties (subject to certain terms and conditions of the credit agreement) as of June 30, 2016, the sale of one or more properties(subject to certain conditions of the management agreements at four of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership.
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
Debt Summary
Debt as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	June 30, 2016	December 31, 2015
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$190,000	$21,000
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	0
Total borrowings under credit facilities			190,000	21,000
Term loans
Second Term Loan	Floating/Fixed (c)	January 2019	300,000	300,000
Third Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(2,520)	(2,797)
Total term loans, net of unamortized debt issuance costs			852,480	852,203
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Debt issuance costs, net			(98)	(184)
Total bonds payable, net of unamortized debt issuance costs			42,402	42,316
Mortgage loans
Westin Michigan Avenue	5.75%	- (e)	0	131,262
Indianapolis Marriott Downtown	5.99%	- (e)	0	96,097
The Roger	6.31%	- (f)	0	58,935
Westin Copley Place	Floating (g)	August 2018 (g)	225,000	225,000
Debt issuance costs, net			(1,976)	(2,490)
Total mortgage loans, net of unamortized debt issuance costs			223,024	508,804
Total debt			$1,307,906	$1,424,323

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. As of June 30, 2016, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $190,000 was 2.17%. As of December 31, 2015, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $21,000 was 2.13%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at June 30, 2016 and December 31, 2015. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into separate interest rate swap agreements for the full seven-year term of the First Term Loan (as defined below) and a five-year term ending in August 2017 for the Second Term Loan (as defined below), resulting in fixed all-in interest rates. On November 5, 2015, the Company repaid the First Term Loan and entered into the Third Term Loan (as defined below). The Company entered into separate interest rate swap agreements with an aggregate notional amount of $377,500 for the full term of the Third Term Loan. The interest rate swaps for the First Term Loan continue to be in place and were redesignated as hedging instruments through May 2019 for the Third Term Loan. At June 30, 2016 and December 31, 2015, the fixed all-in interest rates for the Second Term Loan and Third Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association that expire in September 2016. The letters of credit have two one-year extension options and are secured by the Hyatt Regency Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of June 30, 2016 were 0.44% and 0.43% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2015 were 0.39% and 0.02% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loans on January 4, 2016 through borrowings on its senior unsecured credit facility.

(f)	The Company repaid the mortgage loan on February 11, 2016 through borrowings on its senior unsecured credit facility.

(g)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of June 30, 2016 was LIBOR plus 1.75%, which equaled 2.20%. The interest rate as of December 31, 2015 was LIBOR plus 1.75%, which equaled 2.09%. The mortgage loan allows for prepayments without penalty after one year, subject to certain terms and conditions.

A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest Expense:
Interest incurred	$10,685	$13,422	$21,869	$26,744
Amortization of debt issuance costs	835	549	1,713	1,096
Capitalized interest	(38)	(76)	(233)	(300)
Interest expense	$11,482	$13,895	$23,349	$27,540

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	2.15%	1.89%	2.14%	1.88%
LHL unsecured credit facility	2.14%	1.88%	2.13%	1.88%
Massport Bonds	0.41%	0.09%	0.26%	0.07%
Mortgage loan (Westin Copley Place)	2.19%	N/A	2.18%	N/A
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
On January 8, 2014, the Company refinanced its $300.0 million unsecured term loan (the “Second Term Loan”). The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $500.0 million. The Second Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at June 30, 2016, through August 2, 2017 (see “Derivative and Hedging Activities” below).
On November 5, 2015, the Company entered into a $555.0 million unsecured term loan (the “Third Term Loan”) with a five-year term maturing on January 29, 2021. The Third Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments up to $700.0 million. The Third Term Loan bears interest at a variable rate, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.95% at June 30, 2016 through May 16, 2019 for $177.5 million of the Third Term Loan and through January 29, 2021 for the remaining $377.5 million of the Third Term Loan (see “Derivative and Hedging Activities” below).
The Company’s term loans contain certain financial covenants relating to net worth requirements, debt ratios and fixed charge coverage and other limitations that restrict the Company’s ability to make distributions or other payments to its shareholders upon events of default.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCL”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective May 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $177.5 million for the First Term Loan’s full seven-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements). As discussed above, the First Term Loan was repaid on November 5, 2015. The interest rate swaps for the First Term Loan continue to be in place and are designated as hedging instruments for the Third Term Loan. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million for the Second Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at June 30, 2016. Effective November 5, 2015, the Company entered into seven interest rate swap agreements with an aggregate notional amount of $377.5 million for the Third Term Loan’s full five-year term, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.95% at June 30, 2016. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.

The following tables present the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive income, including the location and amount of unrealized (loss) gain on outstanding derivative instruments in cash flow hedging relationships, for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	June 30,			June 30,
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(5,971)	$26	Interest expense	$1,730	$1,069

	Amount of Loss Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCL into Net Income	Amount of Loss Reclassified from AOCL into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the six months ended			For the six months ended
	June 30,			June 30,
	2016	2015		2016	2015
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(20,223)	$(4,372)	Interest expense	$3,510	$2,139
During the six months ended June 30, 2016 and 2015, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of June 30, 2016, there was $16.8 million in cumulative unrealized loss of which $16.8 million was included in AOCL and an immaterial amount was attributable to noncontrolling interests. As of December 31, 2015, there was $0.1 million in cumulative unrealized loss of which $0.1 million was included in AOCL and zero was attributable to noncontrolling interests. The Company expects that approximately $6.8 million will be reclassified from AOCL and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of June 30, 2016.
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
As of June 30, 2016, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loan.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		June 30, 2016	December 31, 2015
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$0	$1,605
Derivative interest rate instruments	Accounts payable and accrued expenses	$16,810	$1,702

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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$80,000	$80,000	$80,000	$80,000
Borrowings under credit facilities	$190,000	$190,735	$21,000	$21,061
Term loans	$855,000	$857,539	$855,000	$856,038
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$225,000	$225,255	$511,294	$511,786
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using interest rates ranging from 1.5% to 1.8% as of June 30, 2016 and from 1.5% to 4.4% as of December 31, 2015 with a weighted average effective interest rate of 1.5% and 2.1% as of June 30, 2016 and December 31, 2015, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s. At June 30, 2016, the carrying amount of the note receivable was representative of its fair value due to the sale of the note receivable on July 8, 2016 at face value for $80.0 million less costs associated with the sale.
At June 30, 2016 and December 31, 2015, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Repurchases and Issuances
The Company’s Board of Trustees previously authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100.0 million of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of June 30, 2016, the Company had availability under the Repurchase Program to acquire up to $69.8 million of common shares of beneficial interest. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
On May 25, 2016, the Company issued 6,000,000 Series J Preferred Shares, $0.01 par value per share (liquidation preference $25.00 per share), at a public offering price of $25.00 per share and received net proceeds, after deducting underwriting discounts and other offering costs, of $145.1 million. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility, and for general corporate purposes.
Sources and Uses of Cash
As of June 30, 2016, the Company had $43.1 million of cash and cash equivalents and $23.3 million of restricted cash reserves, $21.3 million of which was available for future capital expenditures. Additionally, the Company had $557.4 million available under the Company’s senior unsecured credit facility, with $2.6 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.

Net cash provided by operating activities was $175.6 million for the six months ended June 30, 2016 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash used in investing activities was $56.4 million for the six months ended June 30, 2016 primarily due to outflows for improvements and additions at the hotels.
Net cash used in financing activities was $81.8 million for the six months ended June 30, 2016 primarily due to mortgage loan repayments, forfeiture of common shares into treasury, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders, partially offset by net proceeds from the credit facilities and net proceeds from the preferred share offering.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 45 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 45 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties) or the issuance of additional equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 45 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties), estimated cash flows from operations, debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.
Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Company’s reserve funds.

Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of June 30, 2016 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loan	$225,000	$0	$225,000	$0	$0
Mortgage loan interest (1)	11,055	5,019	6,036	0	0
Borrowings under credit facilities (2)	190,000	0	190,000	0	0
Credit facilities interest (2)	6,368	4,180	2,188	0	0
Ground rents (3)	660,182	12,934	26,350	26,959	593,939
Massport Bonds (2)	42,500	0	42,500	0	0
Massport Bonds interest (2)	305	183	122	0	0
Term loans (4)	855,000		300,000	555,000	0
Term loans interest (4)	89,761	23,834	42,633	23,294	0
Purchase commitments (5)
Purchase orders and letters of commitment	27,316	27,316	0	0	0
Total obligations and commitments	$2,107,487	$73,466	$834,829	$605,253	$593,939

(1)	Interest expense is calculated based on the variable rate as of June 30, 2016 for Westin Copley Place.

(2)
Interest expense is calculated based on the variable rate as of June 30, 2016. It is assumed that the outstanding debt as of June 30, 2016 will be repaid upon maturity with interest-only payments until then.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Ground rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the Second Term Loan, resulting in a fixed all-in interest rate of 2.38%, at the Company’s current leverage ratio (as defined in the agreements) through August 2, 2017, the interest rate swaps’ maturity date. The Company entered into separate interest rate swap agreements for the Third Term Loan, resulting in a fixed all-in interest rate of 2.95% at the Company’s current leverage ratio (as defined in the agreements). The $377.5 million portion of the Third Term Loan is fixed through its maturity date of January 29, 2021 and the $177.5 million portion of the Third Term Loan is fixed through May 16, 2019, the interest rate swaps’ maturity date. It is assumed that the outstanding debt as of June 30, 2016 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of June 30, 2016 for the unswapped period of the term loans.

(5)
As of June 30, 2016, purchase orders and letters of commitment totaling approximately $27.3 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the three and six months ended June 30, 2016 and 2015:

	For the three months ended			For the six months ended
	June 30,			June 30,
	2016	2015	Variance	2016	2015	Variance
Occupancy	88.7%	87.0%	2.0%	82.3%	80.7%	2.0%
ADR	$251.58	$252.14	-0.2%	$237.62	$238.05	-0.2%
RevPAR	$223.13	$219.31	1.7%	$195.56	$192.11	1.8%
For presentation of comparable information, for the six months ended June 30, 2016 and 2015, the hotel statistics reflect pro forma adjustments to include the results of operations of the Park Central San Francisco and The Marker Waterfront Resort under previous ownership for the comparable period in 2015, and exclude the Mason & Rook Hotel for both periods presented due to the hotel’s closure for renovation during the first quarter of 2016.

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
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of June 30, 2016, $457.5 million of the Company’s aggregate indebtedness (34.9% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the Second Term Loan and Third Term Loan since the Company hedged its variable interest rates to fixed interest rates.
If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $1.2 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $457.5 million, the balance as of June 30, 2016.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2016. There were no changes to the Company’s internal control over financial reporting during the second quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Economic conditions may reduce demand for hotel properties and adversely affect the Company’s profitability.
The performance of the lodging industry is highly cyclical and has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product, employment, and investment and travel demand. The Company cannot predict the pace or duration of the global economic cycle or the cycles of the lodging industry. In the event conditions in the industry deteriorate or do not continue to see sustained improvement, or there is an extended period of economic weakness, the Company’s occupancy rates, revenues and profitability could be adversely affected. In addition, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, may have a negative effect on the lodging industry and may adversely affect the Company’s business. Furthermore, all of the Company’s hotels are classified as luxury, upper upscale or upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that upper upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is negatively affected by the relatively high fixed costs of operating luxury, upper upscale and upscale hotels. Consequently, any uncertainty in the general economic environment could adversely affect the Company’s business.
In addition, on June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“Brexit”). Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets. Any of these effects of Brexit, and others the Company cannot anticipate, may have a negative effect on the lodging industry and may adversely affect the Company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2016 - April 30, 2016	—	$—	—	$—
May 1, 2016 - May 31, 2016	14,477	$24.64	—	$—
June 1, 2016 - June 30, 2016	—	$—	—	$—
Total	14,477	$24.64	—	$69,807,000

(1)
Reflects shares surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted shares. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)
On August 29, 2011, the Company announced its Board of Trustees had authorized the Repurchase Program to acquire up to $100.0 million of the Company’s common shares of beneficial interest. The Company cumulatively repurchased $30.2 million of common shares of beneficial interest pursuant to the Repurchase Program through June 30, 2016. As of June 30, 2016, the Company had availability under the Repurchase Program to acquire up to $69.8 million of common shares of beneficial interest. The authorization did not include specific price targets or an expiration date. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of LaSalle Hotel Properties (including all articles of amendment and articles supplementary)

4.1	Form of certificate evidencing the 6.3% Series J Cumulative Redeemable Preferred Shares(1)

10.1	Severance Agreement between Kenneth G. Fuller and LaSalle Hotel Properties effective April 25, 2016

10.2	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of May 25, 2016(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on July 20, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the SEC on May 20, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2016 and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	July 20, 2016	BY:	/s/ KENNETH G. FULLER
Kenneth G. Fuller
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Declaration of Trust of LaSalle Hotel Properties (including all articles of amendment and articles supplementary)

4.1	Form of certificate evidencing the 6.3% Series J Cumulative Redeemable Preferred Shares(1)

10.1	Severance Agreement between Kenneth G. Fuller and LaSalle Hotel Properties effective April 25, 2016

10.2	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of May 25, 2016(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on July 20, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the SEC on May 20, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2016 and incorporated herein by reference.