Form 10-K
period 2016-12-31
LaSalle Hotel Properties
filed 2017-02-22
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-14045
LASALLE HOTEL PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	36-4219376
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
7550 Wisconsin Avenue, 10th Floor Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)
(301) 941-1500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest ($0.01 par value)	New York Stock Exchange
7.5% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
6.375% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
6.3% Series J Cumulative Redeemable Preferred Shares ($0.01 par value)	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒
The aggregate market value of the 113,063,912 common shares of beneficial interest held by non-affiliates of the registrant was approximately $2.7 billion based on the closing price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2016.
Number of the registrant’s common shares of beneficial interest outstanding as of February 15, 2017: 113,077,441.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be held on or about May 4, 2017 are incorporated by reference in Part II and Part III of this report as noted therein.

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

PART I

Item 1.	Business
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
As of December 31, 2016, the Company owned interests in 46 hotels with approximately 11,450 guest rooms located in nine states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2017 and December 2019. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement, the terms of which are discussed in more detail under “—Hotel Managers and Hotel Management Agreements.”
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at December 31, 2016. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at December 31, 2016. Subject to certain limitations, common units in the Operating Partnership are redeemable for cash, or at the Company’s option, for a like number of the Company’s common shares of beneficial interest, $0.01 par value per share.
The Company’s principal offices are located at 7550 Wisconsin Avenue, 10th Floor, Bethesda, Maryland 20814. The Company’s website is www.lasallehotels.com. The Company makes available on its website free of charge its filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports. Also posted on the Company’s website, and available in print upon request, are charters of each committee of the Board of Trustees, the Company’s code of business conduct and ethics, the Company’s corporate governance guidelines and the trustee independence standards. Within the time period required by the SEC, the Company will disclose on its website any amendment to the code of business conduct or ethics or any waiver applicable to any executive officer, trustee or senior financial officer of any provision of the code of business conduct and ethics that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange (“NYSE”). The information contained on, or otherwise accessible through, the Company’s website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC.
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

•
acquisitions of full-service hotels located in convention, resort and major urban markets in the United States, especially upscale and luxury full-service hotels in such markets where the Company perceives strong demand growth or significant barriers to entry;

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
Hotel Managers and Hotel Management Agreements
The Company seeks to grow through strategic relationships with premier, internationally recognized hotel operating companies, including Hilton Hotels Corporation, Marriott International, Outrigger Lodging Services, Noble House Hotels & Resorts, Hyatt Hotels Corporation, Benchmark Hospitality, Two Roads Hospitality, Davidson Hotel Company, Kimpton Hotel & Restaurant Group, LLC, Accor, HEI Hotels & Resorts, JRK Hotel Group, Inc., Viceroy Hotel Group, Highgate Hotels, Access Hotels & Resorts and Provenance Hotels. The Company believes that having multiple operators creates a network that will generate acquisition opportunities. In addition, the Company believes its acquisition capabilities are enhanced by its considerable experience, resources and relationships in the hotel industry specifically and the real estate industry generally.
As of December 31, 2016, all of our 46 hotels are leased by LHL, and are managed and operated by third parties pursuant to management agreements entered into between LHL and the respective hotel management companies.
Our management agreements for the 46 hotels leased to LHL have the terms described below.

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

•
Terms.    The remaining terms of our management agreements range from less than one year to 15 years not including renewals, and less than one year to 45 years including renewals. Only one management agreement has a remaining non-cancelable term of 15 years, with the next longest non-cancelable term of 12 years.

•
Ability to Terminate.    We have 45 management agreements (Park Central Hotel New York and WestHouse Hotel New York operate under one agreement) of which 41 are terminable at will and one is terminable upon sale. The remaining three management agreements are terminable only with cause or after certain anniversary dates. Termination fees range from zero to up to eight times annual base management and incentive management fees, due upon early termination. Two management agreements have termination fees at eight times, one at seven times, one at six times and one at five times; with the next highest at two times annual base management and incentive management fees.

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

•
Furniture, Fixtures and Equipment Replacements.    We are required to provide to the managers all the necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixtures and equipment replacements). Our management agreements generally provide that once each year the managers will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs to be performed in the next year and an estimate of funds that are necessary therefore, subject to our review and approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of each hotel (typically 4.0%) is either deposited by the manager in an escrow account or held by the owner.

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

Recent Developments
On January 10, 2017, the Company refinanced its senior unsecured credit facility and First Term Loan (as defined in the “Term Loans” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The $750.0 million senior unsecured credit facility has a revised accordion feature which, subject to certain terms and conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $1.25 billion. The new maturity date is January 8, 2021, subject to two six-month extension options, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings bear interest at variable rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. The $300.0 million First Term Loan includes an accordion feature, which subject to certain terms and conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $500.0 million. The First Term Loan matures on January 10, 2022 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) through August 2, 2017.
On January 10, 2017, the Company amended and restated its $555.0 million Second Term Loan (as defined in the “Term Loans” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) to match the financial and other covenants in its refinanced First Term Loan and senior unsecured credit facility. There were no changes to the maturity date or the accordion feature. The Second Term Loan bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) through May 16, 2019 for $177.5 million of the Second Term Loan and through January 29, 2021 for the remaining $377.5 million of the Second Term Loan.
Additionally, LHL refinanced its unsecured revolving credit facility with no change in capacity of $25.0 million, on similar terms as the senior unsecured credit facility. The new maturity date is January 10, 2021, subject to two six-month extension options, pursuant to certain terms and conditions, including payment of an extension fee.
On January 19, 2017, the Company sold Hotel Deca for $55.0 million. The Company will recognize a gain in the first quarter of 2017 of approximately $30.5 million related to the sale of this property. The proceeds will be used for general corporate purposes.
In February 2017, the Company’s Board of Trustees authorized an expansion of the Repurchase Program (as defined in the “Equity Redemptions, Repurchases and Issuances” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) to acquire up to an additional $500.0 million of the Company’s common shares of beneficial interest. Including the previous authorization, the Company now has availability under the Repurchase Program to acquire up to $569.8 million of common shares of beneficial interest as of February 22, 2017.
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
Employees
The Company had 35 employees as of February 15, 2017. All persons employed in the day-to-day operations of the hotels are employees of the management companies engaged by the lessees to operate such hotels. None of the Company’s employees is a member of any union; however, some employees of the hotel managers at several of the Company’s hotels are currently represented by labor unions and are subject to collective bargaining agreements.
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
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not currently known to the Company or that it may currently deem immaterial also may materially adversely affect the Company. The risks described could adversely affect the Company’s business, financial condition, liquidity, results of operations, cash flows, prospects or ability to make distributions to shareholders, any of which could adversely affect the trading price of the Company’s shares.
Risks Related to Our Business and the Lodging Industry
Economic conditions may reduce demand for hotel properties and adversely affect our profitability.
The performance of the lodging industry is highly cyclical and has traditionally been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product (“GDP”), employment and investment and travel demand. We cannot predict the pace or duration of the global economic cycle or the cycles of the lodging industry. In the event conditions in the industry deteriorate or do not continue to see sustained improvement, or there is an extended period of economic weakness, our occupancy rates, revenues and profitability could be adversely affected. In addition, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, may have a negative effect on the lodging industry and may adversely affect our business.
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
In addition, on June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“Brexit”). Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets. Any of these effects of Brexit, and others we cannot anticipate, may have a negative effect on the lodging industry and may adversely affect our business.
We will be significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.
We focus on primary urban markets, including Boston, MA, Chicago, IL, Los Angeles, CA, New York, NY, San Diego, CA, San Francisco, CA, Seattle, WA and Washington, DC. As of December 31, 2016, our hotels were located in 13 markets in nine states and the District of Columbia, including nine hotels located in Washington, DC, seven hotels located in San Francisco, CA, six hotels located in Los Angeles, CA, five hotels located in San Diego, CA and four hotels located in both Boston, MA and New York, NY. As a result, we are particularly susceptible to adverse market conditions in these geographic areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could adversely affect us.
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
The markets where our hotels are located and the luxury, upper upscale and upscale segments of the hotel business are highly competitive. Our hotels compete on the basis of location, room rates, quality, service levels, reputation, reservations systems and supply and availability of alternative lodging, among many factors. There are many competitors in the luxury, upper upscale and upscale segments in our markets, and many of these competitors may have substantially greater marketing and financial resources than we have. Furthermore, in addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging companies, such as HomeAway and Airbnb, which operate websites that market available furnished, privately-owned residential properties, including homes and condominiums, that can be rented on a nightly, weekly or monthly basis. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations. In addition, over-building in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates, which can quickly destabilize a market and existing hotels can experience rapidly decreasing RevPAR and profitability. If such over-building occurs in one or more of our markets, our business, financial condition, results of operations and ability to make distributions to our shareholders could be materially adversely affected.
Our performance and our ability to make distributions to our shareholders are subject to risks associated with the hotel industry.
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
In addition, our hotels are subject to all operating risks common to the hotel industry, many of which are beyond our control. These risks include:

•	adverse effects of weak national, regional and local economic conditions;

•	tightening credit standards;

•	competition for guests and meetings from other hotels and alternative lodging companies, including competition and pricing pressure from Internet wholesalers and distributors;

•	an over-supply or over-building of hotels in the markets in which we own properties;

•	increases in operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	labor strikes, disruptions or lockouts that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling;

•	terrorism, terrorism alerts and warnings, military actions, pandemics or other medical events which may cause decreases in business and leisure travel; and

•	changes in governmental laws and regulations, local policies and zoning ordinances and the related costs of compliance.
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
We may not be able to fund capital improvements solely from cash provided from our operating activities because we generally must distribute at least 90% of our REIT taxable income each year to maintain our REIT tax status. As a result, our ability to fund capital expenditures or investments through retained earnings, is very limited. Consequently, we may rely upon the availability of debt or equity capital to fund our investments and capital improvements. These sources of funds may not be available on reasonable terms or conditions.
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

Terrorist attacks, natural disasters, significant military actions, outbreaks of contagious diseases, travel restrictions or other events could adversely affect travel and hotel demand.
We own hotels in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including Boston, MA, Chicago, IL, New York, NY and Washington, DC. Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries over the past several years, often disproportionately to the effect on the overall economy. In addition, we own 21 hotels located in areas of the West Coast that are seismically active and two hotels (Southernmost Beach Resort Key West and The Marker Waterfront Resort) in areas that have the potential to experience hurricanes. Even in the absence of direct physical damage to our hotels, the occurrence of terrorist attacks, natural disasters, significant military actions, outbreaks of diseases, such as Ebola virus, H1N1 flu, SARS or Zika virus, or other casualty events, or significant government restrictions or limitations on travel to the United States will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular.
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
Our hotels may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic reactions. As a result, the presence of significant mold at any of our hotels could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from hotel guests, hotel employees and others if property damage or adverse health concerns arise.

The costs of compliance with the ADA and other government regulations could adversely affect our cash flow.
Under the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that we are not in compliance with the ADA could result in imposition of fines or an award of damages to private litigants. If we are required to make substantial modifications to our hotels, whether to comply with ADA or other government regulation such as building codes or fire safety regulations, our financial condition, results of operations and ability to make distributions to our shareholders could be adversely affected.
Certain leases and management agreements may constrain us from acting in the best interest of shareholders or require us to make certain payments.
The Hyatt Regency Boston Harbor, San Diego Paradise Point Resort and Spa, The Hilton San Diego Resort and Spa, The Roger, Viceroy Santa Monica, The Liberty Hotel, Harbor Court Hotel, Hotel Triton, Southernmost Beach Resort Key West (restaurant facility) and Hotel Vitale are each subject to a ground or land and building lease with a third-party lessor which requires us to obtain the consent of the relevant third party lessor in order to sell any of these hotels or to assign our leasehold interest in any of the ground or land and building leases. Accordingly, if we determine that the sale of any of these hotels or the assignment of our leasehold interest in any of these ground or land and building leases is in the best interest of our shareholders, we may be prevented from completing such a transaction if we are unable to obtain the required consent from the relevant lessor. Westin Copley Place is subject to an air rights lease and Hotel Solamar is subject to a ground lease, which do not require approval from the relevant third-party lessor. In addition, at any given time, potential investors may be disinterested in buying hotel properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple, or they may not purchase such properties at any price whatsoever. For these reasons, we may have a difficult time selling a hotel property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease.
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
We are subject to a franchisor’s or operator’s right of first offer, in some instances, with respect to the Embassy Suites Philadelphia - Center City, Hilton San Diego Gaslamp Quarter, Park Central Hotel New York and WestHouse Hotel New York, Park Central San Francisco, The Hilton San Diego Resort and Spa, Westin Copley Place and Westin Michigan Avenue. These third-party rights may adversely affect our ability to timely dispose of these properties on favorable terms, or at all.
We may be unable to consummate acquisitions on advantageous terms or acquisitions may not perform as anticipated.
In the ordinary course of our business and when our liquidity position permits, we consider acquisition opportunities. The acquisition of hotel properties involves risks, including the risk that the acquired hotel property will not perform as anticipated and the risk that any actual costs for rehabilitating, repositioning, renovating and improving identified in the pre-acquisition process will exceed estimates. Further, we face competition for attractive acquisition opportunities from other well-capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, and these competitors may have greater financial and other resources than we have.
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
In addition, several local jurisdictions in the United States have enacted, or considered, legislation increasing the minimum wage for workers in the jurisdiction. Some of this legislation applies to hotels only. If a jurisdiction in which we own a hotel adopts such legislation, then the cost to operate the hotel may increase significantly.
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
Our cash and cash equivalents are maintained in a limited number of financial institutions and the funds in those institutions may not be fully or federally insured.
We maintain cash balances in a limited number of financial institutions. Our cash balances are generally in excess of federally insured limits. The failure or collapse of one or more of these financial institutions may materially adversely affect our ability to recover our cash balances.
Risks Related to Our Debt and Financing
If we cannot obtain financing, our growth will be limited.
To qualify for taxation as a REIT, we are required to distribute at least 90% percent of our REIT taxable income each year to our shareholders and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and development or other capital expenditures is and will continue to be limited. Although our business strategy contemplates future access to debt financing (in addition to our senior unsecured credit facility) to fund acquisitions, redevelopment, development, return on investment initiatives and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. Events in the financial markets have adversely impacted the credit markets, and they may do so in the future, and, as a result, credit can become significantly more expensive and difficult to obtain, if available at all. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, if at all, thereby increasing financing costs and/or requiring us to accept financing with increased restrictions and/or significantly higher interest rates. If adverse conditions in the credit markets materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in hotel properties will be limited if we cannot obtain additional financing.
Our obligation to comply with financial covenants in our unsecured credit facilities, term loans and mortgages on some of our hotel properties could impact our operations, may require us to liquidate our properties and could adversely affect our ability to make distributions to our shareholders.
Unsecured credit facilities and term loans. We currently have (i) a $750.0 million senior unsecured credit facility (with an accordion feature that allows us to request an increase in the total commitments of up to $1.25 billion, subject to certain terms and conditions) that matures on January 8, 2021, subject to two six-month extension options to January 8, 2022 that we may exercise pursuant to certain terms and conditions, including the payment of an extension fee, (ii) a $300.0 million unsecured term loan (with an accordion feature that allows us to request an increase in the total commitments of up to $500.0 million, subject to certain terms and conditions) that matures on January 10, 2022, and (iii) a $555.0 million unsecured term loan (with an accordion feature that allows us to request an increase in the total commitments of up to $700.0 million, subject to certain terms and conditions) that matures on January 29, 2021. In addition, LHL has a $25.0 million unsecured revolving credit facility that matures on January 10, 2021, subject to two six-month extension options to January 10, 2022 that LHL may exercise pursuant to certain terms and conditions, including the payment of an extension fee.
The Company and certain of its subsidiaries guarantee the obligations under the Company’s senior unsecured credit facility and term loans. While the senior unsecured credit facility and term loans do not initially include any pledges of equity interests in the Company’s subsidiaries, such pledges and additional subsidiary guarantees would be required in the event that the Company’s leverage ratio later exceeds 6.50:1.00 for two consecutive fiscal quarters. In the event that such pledge and guarantee requirement is triggered, the pledges and additional guarantees would ratably benefit the Company’s senior unsecured credit facility and term loans. If at any time the Company’s leverage ratio falls below 6.50:1.00 for two consecutive fiscal quarters, such pledges and additional guarantees may be released.
Each of the senior unsecured credit facility, the term loans and the LHL unsecured revolving credit facility contain certain financial and other covenants, including covenants relating to net worth requirements, debt ratios and fixed charge coverage ratios. In addition, pursuant to the terms of the senior unsecured credit facility and term loans, if a default or event of default occurs and is continuing, we may be precluded from paying certain distributions or other payments to our shareholders. The senior unsecured credit facility and term loans also contain cross-default provisions that allow the lenders under the credit facility and term loans to stop future extensions of credit and/or accelerate the maturity of any outstanding principal balances under the credit facility or term loans if we are in default under certain other debt obligations, including our non-recourse secured mortgage indebtedness.
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
Non-recourse secured mortgages.    In addition to our senior unsecured credit facility, our term loans and the LHL unsecured revolving credit facility, we have from time to time entered into non-recourse mortgages secured by specific hotel properties. Under the terms of these debt obligations, a lender’s only remedy in the event of default is against the real property securing the mortgage, except where a borrower has, among other customary exceptions, engaged in an action constituting fraud or an intentional misrepresentation. In those cases, a lender may seek a remedy for a breach directly against the borrower, including its other assets. Westin Copley Place is mortgaged to secure payment of indebtedness aggregating $225.0 million as of December 31, 2016. The Hyatt Regency Boston Harbor is mortgaged to secure payment of principal and interest on bonds with an aggregate par value of $42.5 million. These mortgages contain debt service coverage tests related to the mortgaged properties. If the debt service coverage ratio for that specific property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel will automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows will be directed to the lender (“cash trap”) until such time as we again become compliant with the specified debt service coverage ratio or the mortgage is paid off.
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
As of December 31, 2016, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage.
Our liquidity may be reduced and our cost of debt financing may be increased because we may be unable to, or elect not to, remarket debt securities related to the Hyatt Regency Boston Harbor for which we may be liable.
We are the obligor with respect to a $37.1 million tax-exempt special project revenue bond and a $5.4 million taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at our option, without penalty. U.S. Bank National Association (“U.S. Bank”) provides the supporting letters of credit on the Massport Bonds. The letters of credit expire on September 30, 2017. The letters of credit have a remaining one-year extension option that we may exercise at our option, subject to certain terms and conditions, and are secured by the Hyatt Regency Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. If U.S. Bank fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, we may be required to pay off the bonds. If we are unable to, or elect not to, issue or remarket the Massport Bonds, we would expect to rely primarily on our available cash and credit facilities to pay off the Massport Bonds. At certain times, we may hold some of the Massport Bonds that have not been successfully remarketed. Our borrowing costs under our senior unsecured credit facility may be higher than tax-exempt bond financing costs. Borrowings under the credit facilities to pay off the Massport Bonds would also reduce our liquidity to meet other obligations.
Increases in interest rates may increase our interest expense.
As of December 31, 2016, $267.5 million of aggregate indebtedness (23.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under our term loans since we hedged their variable interest rates to fixed interest rates. In addition, the First Term Loan and $177.5 million of the Second Term Loan will bear interest at their contractual floating rates when the applicable interest rate swaps expire on August 2, 2017 and May 16, 2019, respectively. An increase in interest rates could increase our interest expense and reduce our cash flow and may affect our ability to make distributions to shareholders and to service our indebtedness.
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
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability and reduce our operating flexibility.
At any time, the federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative and judicial interpretation, or any amendment to any existing federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Any adverse laws, regulations or interpretations could increase our tax liability, reduce our operating flexibility, or negatively affect our ability to qualify as a REIT, or may reduce the relative attractiveness of an investment in a REIT compared to other entities and corporations not qualified as a REIT.
Risks Related to Our Organization and Structure
Our organizational documents and agreements with our executives and applicable Maryland law contain provisions that may delay, defer or prevent change of control transactions and may prevent shareholders from realizing a premium for their shares.
Our trustees may only be removed for cause and remaining trustees may fill board vacancies.    Our declaration of trust provides that our trustees may only be removed for cause by the affirmative vote of the holders of a majority of our outstanding common shares. Our declaration of trust and bylaws also provide that a majority of the remaining trustees may fill any vacancy on the Board of Trustees and that only the Board of Trustees may increase or decrease the number of persons serving on the Board of Trustees. These provisions effectively preclude shareholders from removing incumbent trustees, except for cause after a majority affirmative vote, and filling the vacancies created by such removal with their own nominees. Furthermore, we have not adopted trustee term limits or a mandatory retirement age for trustees, which may delay board rejuvenation and the rotation of trustees.
Our Board of Trustees may approve the issuance of shares with terms that may discourage a third party from acquiring the Company.    Subject to the rights of holders of outstanding preferred shares to approve the classification or issuance of any class or series of shares ranking senior to such preferred shares, our Board of Trustees has the power under the declaration of trust to classify any of our unissued preferred shares, and to reclassify any of our previously classified but unissued preferred shares from time to time, in one or more series of preferred shares, without shareholder approval. Subject to the rights of holders of outstanding preferred shares discussed above, our Board of Trustees may determine the relative rights, preferences and privileges of any class or series of preferred shares issued. The issuance of preferred shares could adversely affect the voting power, dividend and other rights of holders of common shares and could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our shareholders.
Our declaration of trust prohibits ownership of more than 9.8% of the common shares or 9.8% of any series of preferred shares.    To qualify as a REIT under the Code, no more than 50% of the value of our outstanding shares may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined to include certain entities) during the last half of each taxable year. To assist us in qualifying as a REIT, among other reasons, our declaration of trust generally prohibits direct or indirect ownership by any person of (i) more than 9.8% of the number or value (whichever is more restrictive) of the outstanding common shares or (ii) more than 9.8% of the number or value (whichever is more restrictive) of the outstanding shares of any class or series of preferred shares. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limitation. Unless the ownership limit has been waived by our Board of Trustees, any transfer of shares that would violate the ownership limitation will result in the shares that would otherwise be held in violation of the ownership limit being designated as “shares-in-trust” and transferred automatically to a charitable trust effective on the day before the purported transfer or other event giving rise to such excess ownership. The intended transferee will acquire no rights in such shares. Our Board of Trustees, in its sole discretion, may exempt a proposed transferee from the ownership limits, subject to conditions and limitations and the receipt by our Board of Trustees of certain representations and undertakings. Our Board of Trustees has granted ownership limit waivers to certain shareholders. During the time that such waivers are effective, each excepted holder will be subject to an increased ownership limit. As a condition to granting such waivers, the excepted holders were required to make representations and warranties to us, which are intended to ensure that we will continue to meet the REIT ownership requirements. If any of these representations becomes untrue or is violated, such excepted holder will lose its exemption from the ownership limits.
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
Our Board of Trustees may choose to subject us to the Maryland Control Share Act.    A Maryland law known as the “Maryland Control Share Act” provides that “control shares” of a company (defined as shares which, when aggregated with other shares controlled by the acquiring shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the company’s shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. Our bylaws currently provide that we are not subject to these provisions. However, the Board of Trustees, without shareholder approval, may repeal this bylaw and cause us to become subject to the Maryland Control Share Act.

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
We may change our operational policies, investment guidelines and investment and growth strategies without shareholder approval, which may subject us to different and more significant risks in the future.
Our Board of Trustees determines our operational policies, investment guidelines and investment and growth strategies. Our Board of Trustees may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, our shareholders. This could result in us conducting operational matters, making investments or pursuing different investment or growth strategies than those contemplated in this Annual Report on Form 10-K. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could materially and adversely affect us.
A large number of shares available for future sale could adversely affect the market price of our common shares and may be dilutive to current shareholders.
The sales of a substantial number of our common shares, or the perception that such sales could occur, could adversely affect prevailing market prices for our common shares. As of December 31, 2016, there were 200,000,000 common shares authorized under our declaration of trust, as amended, of which 113,088,074 were outstanding. Our Board of Trustees may authorize the issuance of additional authorized but unissued common shares or other authorized but unissued securities at any time, including pursuant to our 2014 Equity Incentive Plan, as amended. We also have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including common or preferred shares) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including issuances of common and preferred equity. No prediction can be made about the effect that future distributions or sales of our common shares will have on the market price of our common shares.
Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.
Our Board of Trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2016, 2,750,000 shares of our 7.5% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”), 4,400,000 shares of our 6.375% Series I Cumulative Redeemable Preferred Shares (the “Series I Preferred Shares”) and 6,000,000 shares of our 6.3% Series J Cumulative Redeemable Preferred Shares (the “Series J Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $328.8 million, and annual dividends on our outstanding preferred shares are approximately $21.6 million. Holders of our Series H Preferred Shares, Series I Preferred Shares and Series J Preferred Shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our Board of Trustees whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future preferred offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.
The market price and trading volume of our common shares may be volatile.
The market price of our common shares may be volatile. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. If the market price of our common shares declines significantly, shareholders may be unable to resell their shares at or above the price at which they traded when they acquired them. We cannot provide assurance that the market price of our common shares will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the market price of our common shares or result in fluctuations in the market price or trading volume of our common shares include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our operations or earnings estimates;

•	publication of research reports about us, the real estate industry or the lodging industry;

•	changes in our dividend policy;

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional equity or debt we may issue or incur in the future;

•	share repurchases under the Company’s share repurchase program;

•	additions or departures of key management personnel;

•	speculation in the press or investment community;

•	the realization of any of the other risk factors presented in this Annual Report on Form 10-K; and

•	general U.S. and worldwide market and economic conditions.
We cannot guarantee that we will repurchase shares pursuant to our share repurchase program or that our share repurchase program will enhance long-term shareholder value.
Our Board of Trustees has approved an expanded share repurchase program to acquire up to $600.0 million of our common shares. As of February 22, 2017, we had availability under the share repurchase program to acquire up to $569.8 million of our common shares. The share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases. The timing, manner, price and actual number of shares repurchased, if any, will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended, modified or terminated at any time for any reason without prior notice. In addition, repurchases of shares pursuant to our share repurchase program could affect our share price and increase its volatility. The existence of a share repurchase program could cause our share price to be higher than it would be in the absence of such program and could potentially reduce the market liquidity for our shares. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common shares may decline below the levels at which we repurchase shares. Although our share repurchase program is intended to enhance long-term shareholder value, there is no assurance that it will do so and short-term share price fluctuations could reduce the effectiveness of the program.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Hotel Properties
As of December 31, 2016, the Company owned interests in the following 46 hotel properties:

Hotel Properties		Number of Guest Rooms	Location
1.	Hotel Amarano Burbank	132	Burbank, CA
2.	L’Auberge Del Mar	121	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	286	San Diego, CA
4.	Hotel Solamar (1)	235	San Diego, CA
5.	San Diego Paradise Point Resort and Spa (1)	462	San Diego, CA
6.	The Hilton San Diego Resort and Spa (1)	357	San Diego, CA
7.	Harbor Court Hotel (1)	131	San Francisco, CA
8.	Hotel Triton (1)	140	San Francisco, CA
9.	Hotel Vitale (1)	200	San Francisco, CA
10.	Park Central San Francisco	681	San Francisco, CA
11.	Serrano Hotel	236	San Francisco, CA
12.	The Marker San Francisco	208	San Francisco, CA
13.	Villa Florence	189	San Francisco, CA
14.	Chaminade Resort and Conference Center	156	Santa Cruz, CA
15.	Viceroy Santa Monica (1)	162	Santa Monica, CA
16.	Chamberlain West Hollywood	115	West Hollywood, CA
17.	Le Montrose Suite Hotel	133	West Hollywood, CA
18.	Le Parc Suite Hotel	154	West Hollywood, CA
19.	The Grafton on Sunset	108	West Hollywood, CA
20.	Hotel George	139	Washington, DC
21.	Hotel Madera	82	Washington, DC
22.	Hotel Palomar, Washington, DC	335	Washington, DC
23.	Hotel Rouge	137	Washington, DC
24.	Mason & Rook Hotel	178	Washington, DC
25.	Sofitel Washington, DC Lafayette Square	237	Washington, DC
26.	The Donovan	193	Washington, DC
27.	The Liaison Capitol Hill	343	Washington, DC
28.	Topaz Hotel	99	Washington, DC
29.	Southernmost Beach Resort Key West (4)	260	Key West, FL
30.	The Marker Waterfront Resort	96	Key West, FL
31.	Hotel Chicago	354	Chicago, IL
32.	Westin Michigan Avenue	752	Chicago, IL
33.	Hyatt Regency Boston Harbor (1)(2)	270	Boston, MA
34.	Onyx Hotel	112	Boston, MA
35.	The Liberty Hotel (1)	298	Boston, MA
36.	Westin Copley Place (2)(3)	803	Boston, MA
37.	Gild Hall	130	New York, NY
38.	The Roger (1)	194	New York, NY
39.	Park Central Hotel New York	761	New York, NY
40.	WestHouse Hotel New York	172	New York, NY
41.	The Heathman Hotel	150	Portland, OR
42.	Embassy Suites Philadelphia – Center City	288	Philadelphia, PA
43.	Westin Philadelphia	294	Philadelphia, PA
44.	Lansdowne Resort	296	Lansdowne,VA
45.	Alexis Hotel	121	Seattle, WA
46.	Hotel Deca (5)	158	Seattle, WA
	Total number of guest rooms	11,458

(1)	Property subject to a long-term ground or land and building lease.

(2)	Property subject to a mortgage/debt.

(3)	Property subject to a long-term air rights lease.

(4)	Property subject to a ground lease on a restaurant facility.

(5)	Property sold on January 19, 2017.
Each of the Company’s hotels is full service, with 13 classified as “luxury,” 31 classified as “upper upscale” and two classified as “upscale,” as defined by Smith Travel Research, a provider of hotel industry data.

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
Information about the Company’s equity compensation plans is incorporated by reference to the material in the Company’s Proxy Statement for the 2017 Annual Meeting of Shareholders (the “Proxy Statement”).
Market Information
The common shares of the Company began trading on the NYSE on April 24, 1998 under the symbol “LHO.” The following table sets forth, for the periods indicated, the high and low sale prices per common share and the cash distributions declared per share:

	Calendar Year 2016			Calendar Year 2015
	High	Low	Distribution (1)	High	Low	Distribution (1)
First Quarter	$26.85	$19.01	$0.45	$43.56	$36.54	$0.38
Second Quarter	$25.31	$21.56	$0.45	$39.70	$34.87	$0.45
Third Quarter	$29.10	$23.02	$0.45	$38.46	$27.70	$0.45
Fourth Quarter	$31.15	$23.05	$0.45	$32.10	$24.91	$0.45
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
The closing price for the Company’s common shares, as reported by the NYSE on December 31, 2016, was $30.47 per share.

SHARE PERFORMANCE GRAPH
The following graph provides a comparison of the cumulative total return on the common shares from December 31, 2011 to the NYSE closing price per share on December 31, 2016 with the cumulative total return on the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (“FTSE NAREIT Equity Index”). Total return values were calculated assuming a $100 investment on December 31, 2011 with reinvestment of all dividends in (i) the common shares, (ii) the S&P 500 and (iii) the FTSE NAREIT Equity Index.
The actual returns on the graph above are as follows:

Name	Value of Initial Investment at December 31, 2011	Value of Initial Investment at December 31, 2012	Value of Initial Investment at December 31, 2013	Value of Initial Investment at December 31, 2014	Value of Initial Investment at December 31, 2015	Value of Initial Investment at December 31, 2016
LaSalle Hotel Properties	$100.00	$107.69	$135.54	$184.83	$121.43	$157.89
S&P 500 Index	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
FTSE NAREIT Equity Index	$100.00	$119.70	$123.12	$157.63	$162.08	$176.07
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by the Company under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Shareholder Information
As of February 15, 2017, there were 58 record holders of the Company’s common shares of beneficial interest, including shares held in “street name” by nominees who are record holders, and approximately 26,500 beneficial holders.

Distribution Information
For 2016, the Company paid $2.250 per common share/unit in distributions, of which $1.8680 (rounded) was recognized as 2016 distributions for tax purposes and $0.3820 (rounded) per common share/unit was recognized as 2015 distributions for tax purposes. Of the $1.8680, 62.26% represented ordinary income, 24.36% represented capital gain and 13.38% represented unrecaptured Section 1250 gain. Distributions for 2016 were paid quarterly to the Company’s common shareholders and unitholders at a level of $0.450 per common share/unit.

For 2015, the Company paid $1.725 per common share/unit in distributions, of which $1.6570 (rounded) was recognized as 2015 distributions for tax purposes and $0.0680 (rounded) was recognized as 2016 distributions for tax purposes. The entire $1.6570 represented ordinary income. Distributions for 2015 were paid quarterly to the Company’s common shareholders and unitholders at a level of $0.375 per common share/unit for the first quarter and $0.450 per common share/unit for the second, third and fourth quarters.
The Company’s federal and state tax returns for the year ended December 31, 2016 have not been filed. The taxability information presented for the Company’s dividends paid in 2016 is based upon management’s estimate.
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

Common units issued at initial public offering	3,181,723
Common units issued:
2000-2006	86,667
2011	296,300
Common units redeemed:
1999-2015	(3,419,467)
Common units outstanding at December 31, 2016	145,223
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
The following tables set forth selected historical operating and financial data for the Company. The selected historical operating and financial data for the Company for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from the historical financial statements of the Company. The following selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

LASALLE HOTEL PROPERTIES Selected Historical Operating and Financial Data (Unaudited, in thousands, except share data)

	For the year ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Revenues:
Hotel operating revenues	$1,220,612	$1,208,591	$1,101,457	$969,356	$862,146
Other income	7,007	7,993	8,321	7,937	4,929
Total revenues	1,227,619	1,216,584	1,109,778	977,293	867,075
Expenses:
Hotel operating expenses	728,229	724,531	668,790	596,241	533,237
Depreciation and amortization	192,322	180,855	155,035	143,991	124,363
Real estate taxes, personal property taxes and insurance	63,406	65,438	57,805	53,374	44,551
Ground rent	16,187	16,076	14,667	11,117	8,588
General and administrative	26,529	25,197	23,832	22,001	19,769
Acquisition transaction costs	0	499	2,379	2,646	4,498
Other expenses	6,283	17,225	7,369	9,361	3,017
Total operating expenses	1,032,956	1,029,821	929,877	838,731	738,023
Operating income	194,663	186,763	179,901	138,562	129,052
Interest income	3,553	2,938	1,812	9,679	4,483
Interest expense	(43,775)	(54,333)	(56,628)	(57,516)	(52,896)
Loss from extinguishment of debt	0	(831)	(2,487)	0	0
Income before income tax (expense) benefit	154,441	134,537	122,598	90,725	80,639
Income tax (expense) benefit	(5,784)	1,292	(2,306)	(470)	(9,062)
Income before net gain on sale of properties and sale of note receivable	148,657	135,829	120,292	90,255	71,577
Net gain on sale of properties and sale of note receivable	104,478	0	93,205	0	0
Net income	253,135	135,829	213,497	90,255	71,577
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(17)	(16)	(16)	(17)	0
Noncontrolling interests of common units in Operating Partnership	(337)	(261)	(636)	(303)	(281)
Net income attributable to noncontrolling interests	(354)	(277)	(652)	(320)	(281)
Net income attributable to the Company	252,781	135,552	212,845	89,935	71,296
Distributions to preferred shareholders	(18,206)	(12,169)	(14,333)	(17,385)	(21,733)
Issuance costs of redeemed preferred shares	0	0	(951)	(1,566)	(4,417)
Net income attributable to common shareholders	$234,575	$123,383	$197,561	$70,984	$45,146

LASALLE HOTEL PROPERTIES Selected Historical Operating and Financial Data (Unaudited, in thousands, except share data)

	For the year ended December 31,
	2016	2015	2014	2013	2012
Earnings per Common Share:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares
Basic	$2.07	$1.09	$1.89	$0.73	$0.52
Diluted	$2.07	$1.09	$1.88	$0.73	$0.52
Weighted average number of common shares outstanding:
Basic	112,791,839	112,685,235	104,188,785	97,041,484	85,757,969
Diluted	113,164,599	113,096,420	104,545,895	97,228,671	85,897,274
Balance Sheet Data:
Investment in hotel properties, net	$3,672,209	$3,817,676	$3,428,556	$3,383,188	$3,053,044
Total assets (1)	3,944,079	4,069,346	3,698,779	3,577,757	3,252,447
Borrowings under credit facilities	0	21,000	0	220,606	153,000
Term loans, net of unamortized debt issuance costs (1)	852,758	852,203	476,428	474,675	474,008
Bonds payable, net of unamortized debt issuance costs (1)	42,455	42,316	42,144	42,267	42,216
Mortgage loans, including unamortized loan premiums, net of unamortized debt issuance costs (1)	223,494	508,804	500,963	514,233	578,873
Noncontrolling interests in consolidated entities	17	18	17	18	18
Noncontrolling interests of common units in Operating Partnership	3,277	3,198	6,660	6,054	5,786
Preferred shares, liquidation preference	328,750	178,750	178,750	237,472	227,472
Total shareholders’ equity	2,558,065	2,374,267	2,441,709	2,103,391	1,853,126
Other Data:
Funds from operations (FFO) (2)	$322,562	$304,300	$259,940	$215,219	$169,607
Earnings before interest, taxes, depreciation and amortization (EBITDA) (2)	495,016	370,556	429,002	290,666	253,481
Cash provided by operating activities	359,251	337,519	283,236	245,565	216,364
Cash provided by (used in) investing activities	154,154	(642,002)	(78,001)	(422,045)	(524,154)
Cash (used in) provided by financing activities	(384,453)	196,052	(104,492)	154,778	322,655
Cash dividends declared per common share (3)	$1.80	$1.73	$1.41	$0.96	$0.71

(1)	Amounts reclassified to conform with the 2016 presentation of debt issuance costs.

(2)
See “Non-GAAP Financial Measures” below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed description and reconciliation of funds from operations (“FFO”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”) to net income attributable to common shareholders.

(3)	Amounts are rounded to the nearest whole cent for presentation purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
During 2016, the Company’s hotels continued to operate within a generally positive environment. Some of the economic indicators the Company tracks were encouraging throughout the year, and other indicators became more positive during the second half of the year. On the more positive side, consumer confidence reached its highest level in nine years and unemployment remained stable below 5.0%. Enplanements have been steady and airline capacity increased during 2016. In contrast, corporate profits weakened during the first half of 2016, but are projected to grow for the second half of the year, as reported thus far for the fourth quarter. Similarly, U.S. GDP growth in the second half of the year outpaced growth during the first half. However, U.S. GDP growth for 2016 still ended below the estimates from the beginning of the year. The U.S. lodging industry benefited from a positive economic landscape overall, but there were signs of moderation, and the industry RevPAR grew at a rate of 3.2%, compared to RevPAR growth of 6.3% in 2015. During 2016, lodging industry demand grew by 1.7% and was mostly offset by a 1.6% supply increase. Industry-wide pricing was moderate, leading to ADR growth of 3.1%. The Company’s portfolio benefited from the operating environment, and RevPAR increased during 2016 by 2.5%.
For 2016, the Company had net income attributable to common shareholders of $234.6 million, or $2.07 per diluted share. FFO attributable to common shareholders and unitholders was $322.6 million, or $2.85 per diluted share/unit (based on 113,309,822 weighted average shares and units outstanding during the year ending December 31, 2016) and EBITDA was $495.0 million. RevPAR for the hotel portfolio was $204.08, which was an increase of 2.5% compared to 2015. Occupancy grew by 2.7% and ADR decreased by 0.2%. The Company’s FFO per diluted share/unit and EBITDA increased year-over-year due to improvements in the performance of its hotel portfolio and from the gain on the sale of Indianapolis Marriott Downtown.
Hotel operations depend on the state of the overall economy which can significantly impact hotel operational performance and thus, impact the Company’s financial position. Should any of the hotels experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its shareholders, service debt or meet other financial obligations.
In addition to measuring the Company’s net income (loss), the Company also measures hotel performance by evaluating financial metrics such as RevPAR, FFO and EBITDA. The Company evaluates the hotels in its portfolio and potential acquisitions using these metrics discussed above to determine each portfolio hotel’s contribution or acquisition hotel’s potential contribution toward reaching the Company’s goals of providing income to its shareholders through increases in distributable cash flow and increasing long-term total returns to shareholders through appreciation in the value of its common shares. The Company invests in capital improvements throughout the portfolio to continue to increase the competitiveness of its hotels and improve their financial performance. The Company actively seeks to acquire hotel properties, but continues to face significant competition for acquisitions that meet its investment criteria.
Please refer to “Non-GAAP Financial Measures” for a detailed discussion of the Company’s use of FFO and EBITDA and a reconciliation of FFO and EBITDA to net income attributable to common shareholders, a measurement computed in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
Industry travel was stronger during the year ended December 31, 2016 compared to the prior year. Industry demand grew at approximately the same rate as industry supply grew, which kept industry occupancy at a high level, leading to moderate pricing power and ADR growth during the year. With respect to the Company’s hotels, occupancy grew by 2.7% during the year ended December 31, 2016 and ADR decreased 0.2%, which resulted in RevPAR improvement of 2.5% year-over-year.
Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, increased $12.0 million from $1,208.6 million in 2015 to $1,220.6 million in 2016. This increase is due primarily to the hotel operating revenues generated from the 2015 hotel acquisitions, which consist of the acquisitions of Park Central San Francisco and The Marker Waterfront Resort (collectively, the “2015 Acquisition Properties”). The 2015 Acquisition Properties, which are not comparable year-over-year, contributed $8.7 million to the increase in hotel operating revenues. Additionally, the effects of the moderately improving, yet slowing, economic environment, which resulted in a 1.6% increase in RevPAR across the portfolio excluding the Park Central Hotel New York, WestHouse Hotel New York and Indianapolis Marriott Downtown, attributable to a 1.3% increase in occupancy, and a 0.3% increase in ADR, contributed to the increase in hotel operating revenues.
The following hotels experienced significant increases in total room, food and beverage and other operating department revenues primarily as a result of the effects of the moderately improving economy:

•	$2.5 million increase from The Grafton on Sunset;

•	$2.4 million increase from Sofitel Washington, DC Lafayette Square;

•	$2.3 million increase from Westin Copley Place;

•	$2.1 million increase from Hotel Chicago; and

•	$1.9 million increase from Hotel Amarano Burbank.
Park Central Hotel New York and WestHouse Hotel New York experienced an increase of $11.4 million over the prior year mainly due to the disruptive union activity in 2015. In addition, the completion of the renovation of the Mason & Rook Hotel in early 2016 resulted in a $2.6 million increase.
These increases are partially offset by a combined $23.6 million decrease in hotel operating revenues, $19.6 million of which is due to the July 2016 disposition of the Indianapolis Marriott Downtown. The remaining $4.0 million is primarily due to lower food and beverage revenue at The Marker San Francisco, as the restaurant was transitioned to a third-party lease.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, increasing a net $1.7 million across 35 additional hotels in the portfolio.

Other Income
Other income decreased $1.0 million from $8.0 million in 2015 to $7.0 million in 2016 primarily due to decreased insurance gains from insurance proceeds related to minor property damage at various properties.

Hotel Operating Expenses
Hotel operating expenses increased a net $3.7 million from $724.5 million in 2015 to $728.2 million in 2016. This overall increase is primarily due to $4.0 million from the results of the 2015 Acquisition Properties, which are not comparable year-over-year. To a lesser extent, the increase is a result of increased operating costs associated with higher occupancies at certain properties in the portfolio attributable to the moderately improving, yet slowing, economic environment.
In addition to the above increase, Park Central Hotel New York and WestHouse Hotel New York had a total increase of $4.8 million, which corresponds to the significant revenue increase as a result of the disruptive union activity at the hotels in 2015. The completion of the renovation of the Mason & Rook Hotel in early 2016 also resulted in a $2.0 million increase in expenses.
These increases are partially offset by a $13.2 million decrease related to the July 2016 disposition of the Indianapolis Marriott Downtown, and a $2.3 million decrease due to lower food and beverage expenses at The Marker San Francisco, reflecting the change to a third-party lease.

Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing $8.4 million or 1.5% across the 40 additional hotels in the portfolio.

Depreciation and Amortization
Depreciation and amortization expense increased $11.4 million from $180.9 million in 2015 to $192.3 million in 2016. Of the increase, $1.5 million is attributable to the 2015 Acquisition Properties, which are not comparable year-over-year. Depreciation and amortization expense increased a net $12.0 million across the remaining hotels in the portfolio due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity, particularly at the Westin Michigan Avenue, Hotel Palomar, Washington, DC and The Liberty Hotel. The increase is partially offset by the July 2016 disposition of the Indianapolis Marriott Downtown, which resulted in a $2.1 million decrease in depreciation and amortization expense.

Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses decreased $2.0 million from $65.4 million in 2015 to $63.4 million in 2016. Of the decrease, $1.8 million is the result of the July 2016 disposition of the Indianapolis Marriott Downtown, as the Company received credits as part of the expense proration process. The decrease is partially offset by a $0.3 million increase from the 2015 Acquisition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes were flat for the remainder of the portfolio. Insurance expense decreased by $0.5 million reflecting slightly lower premiums throughout the portfolio.

Ground Rent
Ground rent increased $0.1 million from $16.1 million in 2015 to $16.2 million in 2016 due primarily to moderately improved operating results. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.

General and Administrative
General and administrative expense increased $1.3 million from $25.2 million in 2015 to $26.5 million in 2016 due to a $1.6 million charge in 2016 associated with the departure of the Company’s former Chief Financial Officer partially offset by a $0.3 million net decrease in other compensation costs, which offset slightly higher professional fees.

Acquisition Transaction Costs
Acquisition transaction costs of $0.5 million in 2015 relate to the purchase of the 2015 Acquisition Properties and the placing of the Company’s junior mezzanine loan (“Mezzanine Loan”).

Other Expenses
Other expenses decreased $10.9 million from $17.2 million in 2015 to $6.3 million in 2016. Of the decrease, $6.8 million is attributable to the 2015 disruptive union activities at two of the Company’s New York properties. In addition, management transition expenses, severance and pre-opening costs have decreased by $4.9 million as the Company was transitioning management at four San Francisco properties in 2015. This decrease was slightly offset by $1.4 million of transition and pre-opening expenses incurred in 2016 including the grand opening of the Mason & Rook Hotel. Miscellaneous and retail lease expenses also decreased by $0.6 million in 2016.

Interest Income
Interest income increased $0.6 million from $2.9 million in 2015 to $3.5 million in 2016 as a result of the interest income earned on the Company’s Mezzanine Loan secured by pledges of equity interests in the entities that own the hotel properties, Shutters on the Beach and Casa Del Mar, which was acquired in July 2015. The Company sold the Mezzanine Loan in July 2016.

Interest Expense
Interest expense decreased $10.5 million from $54.3 million in 2015 to $43.8 million in 2016 due to a decrease in the Company’s weighted average interest rate and a decrease in the weighted average debt outstanding. The Company’s weighted average debt outstanding decreased from $1.42 billion in 2015 to $1.34 billion in 2016 due to repayments of mortgage loans and paydowns on the unsecured credit facilities with proceeds from the following:

•	the issuance of the Series J Preferred Shares in May 2016;

•	the sale of Indianapolis Marriott Downtown in July 2016;

•	the sale of the Mezzanine Loan in July 2016; and

•	positive operating results from the hotel properties.

The above paydowns were partially offset by borrowings for the following:

•	additional borrowings to purchase the 2015 Acquisition Properties and the Mezzanine Loan in July 2015;

•	additional borrowings on the Company’s unsecured credit facilities to repay the Westin Michigan Avenue, Indianapolis Marriott Downtown and The Roger mortgage loans; and

•	additional borrowings to finance other capital improvements during 2015 and 2016.
The Company’s weighted average interest rate, including the effect of capitalized interest, decreased from 3.54% in 2015 to 2.90% in 2016. This decrease is due in part to the repayment of the Westin Copley Place 5.28% fixed rate mortgage loan in June 2015 and replacing it with a variable rate mortgage loan on Westin Copley Place in July 2015, which has a rate of 2.46% as of December 31, 2016. This decrease is also attributable to the repayment of the Westin Michigan Avenue 5.75% fixed rate mortgage loan, the Indianapolis Marriott Downtown 5.99% fixed rate mortgage loan and The Roger 6.31% fixed rate mortgage loan in the first quarter of 2016 with borrowings on the Company’s senior unsecured credit facility, which has a weighted average rate of 2.14% for the year ending December 31, 2016. Interest capitalized on renovations decreased from $0.9 million in 2015 to $0.4 million in 2016.

Loss from Extinguishment of Debt
Loss from extinguishment of debt of $0.8 million in 2015 relates to the write-off of the unamortized deferred financing costs for the Company’s Repaid Term Loan (as defined below) due to its repayment prior to maturity on November 5, 2015.

Income Tax Expense
Income tax changed by $7.1 million from an income tax benefit of $1.3 million in 2015 to an income tax expense of $5.8 million in 2016. This change is primarily the result of an increase in LHL’s net income before income tax expense of $15.2 million from a net loss before income tax benefit of $4.9 million in 2015 to net income before income tax expense of $10.3 million in 2016 and a minimal impact of the finalization and related adjustments of the 2015 federal and state tax returns during the 2016 period. For the year ended December 31, 2016, LHL’s income tax expense was calculated using an estimated combined federal and state effective tax rate of 42.6%.

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

Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At December 31, 2016, third-party limited partners held 0.1% of the common units in the Operating Partnership.

Distributions to Preferred Shareholders
Distributions to preferred shareholders increased $6.0 million from $12.2 million in 2015 to $18.2 million in 2016 due to distributions on the Series J Preferred Shares, which were issued on May 25, 2016.
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

Interest Expense
Interest expense decreased $2.3 million from $56.6 million in 2014 to $54.3 million in 2015 due to a decrease in the Company’s weighted average interest rate, partially offset by an increase in the weighted average debt outstanding. The Company’s weighted average debt outstanding increased from $1.30 billion in 2014 to $1.42 billion in 2015 due primarily to borrowings for the following:

•	additional borrowings to purchase the 2014 and 2015 Acquisition Properties and the July 2015 Mezzanine Loan;

•	additional borrowings to redeem the remainder of 7.25% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”) in July 2014; and

•	additional borrowings to finance other capital improvements during 2014 and 2015.

The above borrowings were partially offset by paydowns with proceeds from the following:

•	the repayment of the mezzanine loan in February 2014;

•	the sale of Hilton Alexandria Old Town in June 2014;

•	the sale of Hotel Viking in September 2014;

•	the December 2014 common share offering; and

•	positive operating results from the hotel properties.

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

Loss from Extinguishment of Debt
Loss from extinguishment of debt of $2.5 million in 2014 relates to the write-off of a portion of the unamortized deferred financing costs for the Company’s senior unsecured credit facility and First Term Loan. These costs were recorded in connection with the original agreements that were in effect prior to the Company refinancing its senior unsecured credit facility and First Term Loan on January 8, 2014. Loss from extinguishment of debt of $0.8 million in 2015 relates to the write-off of the unamortized deferred financing costs for the Company’s Repaid Term Loan (as defined below) due to its repayment prior to maturity on November 5, 2015.

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

Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represent the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At December 31, 2015, third-party limited partners held 0.1% of the common units in the Operating Partnership.

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
The following is a reconciliation between net income attributable to common shareholders and FFO attributable to common shareholders and unitholders for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 (in thousands, except share and unit data):

	For the year ended December 31,
	2016	2015	2014	2013	2012
Net income attributable to common shareholders	$234,575	$123,383	$197,561	$70,984	$45,146
Depreciation	191,791	180,346	154,585	143,560	123,809
Amortization of deferred lease costs	320	294	347	355	371
Noncontrolling interests:
Noncontrolling interests in consolidated entities	17	16	16	17	0
Noncontrolling interests of common units in Operating Partnership	337	261	636	303	281
Less: Gain on sale of properties less costs associated with sale of note receivable	(104,478)	0	(93,205)	0	0
FFO attributable to common shareholders and unitholders (1)	$322,562	$304,300	$259,940	$215,219	$169,607
Weighted average number of common shares and units outstanding:
Basic	112,937,062	112,885,094	104,485,085	97,337,784	86,054,269
Diluted	113,309,822	113,296,279	104,842,195	97,524,971	86,193,574

(1)	FFO attributable to common shareholders and unitholders includes the loss from extinguishment of debt of $0.8 million and $2.5 million for the years ended December 31, 2015 and 2014, respectively.

The following is a reconciliation between net income attributable to common shareholders and EBITDA for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 (in thousands):

	For the year ended December 31,
	2016	2015	2014	2013	2012
Net income attributable to common shareholders	$234,575	$123,383	$197,561	$70,984	$45,146
Interest expense	43,775	54,333	56,628	57,516	52,896
Loss from extinguishment of debt	0	831	2,487	0	0
Income tax expense (benefit)	5,784	(1,292)	2,306	470	9,062
Depreciation and amortization	192,322	180,855	155,035	143,991	124,363
Noncontrolling interests:
Noncontrolling interests in consolidated entities	17	16	16	17	0
Noncontrolling interests of common units in Operating Partnership	337	261	636	303	281
Distributions to preferred shareholders	18,206	12,169	14,333	17,385	21,733
EBITDA (1)	$495,016	$370,556	$429,002	$290,666	$253,481

(1)
EBITDA includes the gain on sale of Indianapolis Marriott Downtown of $104.8 million, offset by $0.3 million related to costs associated with the sale of the Mezzanine Loan in 2016. EBITDA includes the gain on sale of Hilton Alexandria Old Town and Hotel Viking of $43.5 million and $49.7 million, respectively, in 2014.

The Hotels
The following table sets forth pro forma historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015	Variance
Occupancy	83.9%	81.7%	2.7%
ADR	$243.12	$243.69	(0.2%)
RevPAR	$204.08	$199.18	2.5%
For presentation of comparable information, the above hotel statistics reflect pro forma adjustments to include the results of operations of the Park Central San Francisco and The Marker Waterfront Resort under previous ownership for the comparable period in 2015, and exclude the Mason & Rook Hotel for the period the hotel was closed for renovation during the fourth quarter of 2015 through the first quarter of 2016 and the comparable periods in 2015 and 2016. The Indianapolis Marriott Downtown is excluded from all periods presented due to its sale on July 14, 2016. Results for the hotels for periods prior to the Company’s ownership, which would include January 1, 2015 through January 22, 2015 for Park Central San Francisco and January 1, 2015 through March 15, 2015 for The Marker Waterfront Resort, were provided by prior owners and have not been adjusted by the Company or audited by its auditors.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of December 31, 2016, the Company held a total of $15.0 million of restricted cash reserves, $13.1 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 44 unencumbered properties (subject to certain terms and conditions of the credit agreement) as of December 31, 2016, the sale of one or more properties (subject to certain conditions of the management agreements at four of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership.
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
Failure of the Company to comply with financial and other covenants contained in its credit facilities, term loans and non-recourse secured mortgage could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions.
If the Company violates financial and other covenants contained in any of its credit facilities or term loans, the Company may attempt to negotiate waivers of the violations or amend the terms of the applicable credit facilities or term loans with the lenders thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company. If a default under the credit facilities or term loans were to occur, the Company would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If the Company is unable to refinance its debt on acceptable terms, including at maturity of the credit facilities and term loans, it may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower the Company’s cash flow, and, consequently, cash available for distribution to its shareholders.
As of December 31, 2016, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loan.

Properties Leased to LHL
Effective January 1, 2001, LHL became a wholly owned subsidiary of the Company as provided for under the TRS provisions of the Code. As of December 31, 2016, LHL leased all 46 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Triton	San Francisco, CA
9.	Hotel Vitale	San Francisco, CA
10.	Park Central San Francisco	San Francisco, CA
11.	Serrano Hotel	San Francisco, CA
12.	The Marker San Francisco	San Francisco, CA
13.	Villa Florence	San Francisco, CA
14.	Chaminade Resort and Conference Center	Santa Cruz, CA
15.	Viceroy Santa Monica	Santa Monica, CA
16.	Chamberlain West Hollywood	West Hollywood, CA
17.	Le Montrose Suite Hotel	West Hollywood, CA
18.	Le Parc Suite Hotel	West Hollywood, CA
19.	The Grafton on Sunset	West Hollywood, CA
20.	Hotel George	Washington, DC
21.	Hotel Madera	Washington, DC
22.	Hotel Palomar, Washington, DC	Washington, DC
23.	Hotel Rouge	Washington, DC
24.	Mason & Rook Hotel	Washington, DC
25.	Sofitel Washington, DC Lafayette Square	Washington, DC
26.	The Donovan	Washington, DC
27.	The Liaison Capitol Hill	Washington, DC
28.	Topaz Hotel	Washington, DC
29.	Southernmost Beach Resort Key West	Key West, FL
30.	The Marker Waterfront Resort	Key West, FL
31.	Hotel Chicago	Chicago, IL
32.	Westin Michigan Avenue	Chicago, IL
33.	Hyatt Regency Boston Harbor	Boston, MA
34.	Onyx Hotel	Boston, MA
35.	The Liberty Hotel	Boston, MA
36.	Westin Copley Place	Boston, MA
37.	Gild Hall	New York, NY
38.	The Roger	New York, NY
39.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
40.	WestHouse Hotel New York	New York, NY
41.	The Heathman Hotel	Portland, OR
42.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
43.	Westin Philadelphia	Philadelphia, PA
44.	Lansdowne Resort	Lansdowne,VA
45.	Alexis Hotel	Seattle, WA
46.	Hotel Deca (1)	Seattle, WA
(1) Property sold on January 19, 2017.

Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of December 31, 2016 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loans	$225,000	$0	$225,000	$0	$0
Mortgage loans interest (1)	9,548	5,612	3,936	0	0
Borrowings under credit facilities (2)	0	0	0	0	0
Credit facilities interest (2)	0	0	0	0	0
Ground rents (3)	653,758	13,052	26,367	27,272	587,067
Massport Bonds (2)	42,500	0	42,500	0	0
Massport Bonds interest (2)	374	322	52	0	0
Term loans (4)	855,000	0	300,000	555,000	0
Term loans interest (4)	76,420	20,821	39,215	16,384	0
Purchase commitments (5)
Purchase orders and letters of commitment	16,231	16,231	0	0	0
Total obligations and commitments	$1,878,831	$56,038	$637,070	$598,656	$587,067

(1)	Interest expense is calculated based on the variable rate as of December 31, 2016 for Westin Copley Place.

(2)	Interest expense, if applicable, is calculated based on the variable rate as of December 31, 2016.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Ground rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the First Term Loan, resulting in a fixed all-in interest rate of 2.38%, at the Company’s current leverage ratio (as defined in the agreements) through August 2, 2017, the interest rate swaps’ maturity date. The Company entered into separate interest rate swap agreements for the Second Term Loan, resulting in a fixed all-in interest rate of 2.95% at the Company’s current leverage ratio (as defined in the agreements). The $377.5 million portion of the Second Term Loan is fixed through its maturity date of January 29, 2021 and the $177.5 million portion of the Second Term Loan is fixed through May 16, 2019, the interest rate swaps’ maturity date. It is assumed that the outstanding debt as of December 31, 2016 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of December 31, 2016 for the unswapped period of the term loans.

(5)
As of December 31, 2016, purchase orders and letters of commitment totaling approximately $16.2 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

Debt Summary
Debt as of December 31, 2016 and 2015 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	December 31, 2016	December 31, 2015
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$0	$21,000
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	0
Total borrowings under credit facilities			0	21,000
Term loans
First Term Loan	Floating/Fixed (c)	January 2019 (c)	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021 (c)	555,000	555,000
Debt issuance costs, net			(2,242)	(2,797)
Total term loans, net of unamortized debt issuance costs			852,758	852,203
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Debt issuance costs, net			(45)	(184)
Total bonds payable, net of unamortized debt issuance costs			42,455	42,316
Mortgage loans
Westin Michigan Avenue	5.75%	- (e)	0	131,262
Indianapolis Marriott Downtown	5.99%	- (e)	0	96,097
The Roger	6.31%	- (f)	0	58,935
Westin Copley Place	Floating (g)	August 2018 (g)	225,000	225,000
Debt issuance costs, net			(1,506)	(2,490)
Total mortgage loans, net of unamortized debt issuance costs			223,494	508,804
Total debt			$1,118,707	$1,424,323

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at December 31, 2016. As of December 31, 2015, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $21,000 was 2.13%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions. On January 10, 2017, the Company refinanced its senior unsecured credit facility resulting in a new maturity date of January 8, 2021, subject to two six-month extension options, pursuant to certain terms and conditions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at December 31, 2016 and December 31, 2015. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions. On January 10, 2017, LHL refinanced its unsecured credit facility resulting in a new maturity date of January 10, 2021, subject to two six-month extension options, pursuant to certain terms and conditions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan and the Second Term Loan. At December 31, 2016 and 2015, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At December 31, 2016 and 2015, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements). On January 10, 2017, the Company refinanced its First Term Loan resulting in a new maturity date of January 10, 2022. On January 10, 2017, the Company amended and restated its Second Term Loan to match the financial and other covenants in its refinanced First Term Loan and senior unsecured credit facility. There were no changes to the maturity date.

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank that were extended to September 2017. The letters of credit have two one-year extension options, one of which was exercised in July 2016, and are secured by the Hyatt Regency Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2016 were 0.75% and 0.76% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2015 were 0.39% and 0.02% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loans on January 4, 2016 through borrowings on its senior unsecured credit facility.

(f)	The Company repaid the mortgage loan on February 11, 2016 through borrowings on its senior unsecured credit facility.

(g)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of December 31, 2016 was LIBOR plus 1.75%, which equaled 2.46%. The interest rate as of December 31, 2015 was LIBOR plus 1.75%, which equaled 2.09%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.

A summary of the Company’s interest expense and weighted average interest rates for unswapped borrowings for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	For the year ended December 31,
	2016	2015	2014
Interest Expense:
Interest incurred	$40,814	$52,604	$54,859
Amortization of debt issuance costs	3,359	2,631	2,169
Capitalized interest	(398)	(902)	(400)
Interest expense	$43,775	$54,333	$56,628

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	2.14%	1.89%	1.86%
LHL unsecured credit facility	2.13%	1.89%	1.86%
Massport Bonds	0.44%	0.06%	0.35%
Mortgage loan (Westin Copley Place)	2.23%	2.19%	N/A
Credit Facilities
On January 10, 2017, the Company refinanced its $750.0 million senior unsecured credit facility with a syndicate of banks. As amended, the credit facility now matures on January 8, 2021, subject to two six-month extensions that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility, with a current commitment of $750.0 million, includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $1.25 billion. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.20% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
On January 10, 2017, LHL also refinanced its $25.0 million unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. As amended, the LHL credit facility matures on January 10, 2021, subject to two six-month extensions that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.20% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility.
The Company’s senior unsecured credit facility and LHL’s unsecured credit facility contain certain financial and other covenants, including covenants relating to net worth requirements, debt ratios and fixed charge coverage ratios. In addition, pursuant to the terms of the agreements, if a default or event of default occurs or is continuing, the Company may be precluded from paying certain distributions or other payments to its shareholders.
The Company and certain of its subsidiaries guarantee the obligations under the Company’s senior unsecured credit facility. While the senior unsecured credit facility does not initially include any pledges of equity interests in the Company’s subsidiaries, in connection with the January 10, 2017 refinancing, such pledges and additional subsidiary guarantees would be required in the event that the Company’s leverage ratio later exceeds 6.50:1.00 for two consecutive fiscal quarters. In the event that such pledge and guarantee requirement is triggered, the pledges and additional guarantees would ratably benefit the Company’s senior unsecured credit facility, the First Term Loan and the Second Term Loan. If at any time the Company’s leverage ratio falls below 6.50:1.00 for two consecutive fiscal quarters, such pledges and additional guarantees may be released.
Term Loans
On May 16, 2012, the Company entered into a $177.5 million unsecured term loan (the “Repaid Term Loan”) with a seven-year term maturing on May 16, 2019. The Repaid Term Loan bore interest at variable rates. On November 5, 2015, the Company repaid the Repaid Term Loan.
On January 10, 2017, the Company refinanced its $300.0 million unsecured term loan (the “First Term Loan”) that matures on January 10, 2022. The First Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $500.0 million. The First Term Loan bears interest at variable rates.
On January 10, 2017, the Company amended and restated its $555.0 million unsecured term loan (the “Second Term Loan”) that matures on January 29, 2021. The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $700.0 million. The Second Term Loan bears interest at variable rates.
The Company’s term loans contain certain financial and other covenants, including covenants relating to net worth requirements, debt ratios and fixed charge coverage ratios. In addition, pursuant to the terms of the agreements, if a default or event of default occurs or is continuing, the Company may be precluded from paying certain distributions or other payments to its shareholders. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its term loans (see “Derivative and Hedging Activities” below).
The Company and certain of its subsidiaries guarantee the obligations under the Company’s term loans. While the term loans do not initially include any pledges of equity interests in the Company’s subsidiaries, in connection with the January 10, 2017 refinancing, such pledges and additional subsidiary guarantees would be required in the event that the Company’s leverage ratio later exceeds 6.50:1.00 for two consecutive fiscal quarters. In the event that such pledge and guarantee requirement is triggered, the pledges and additional guarantees would ratably benefit the Company’s senior unsecured credit facility, the First Term Loan and the Second Term Loan. If at any time the Company’s leverage ratio falls below 6.50:1.00 for two consecutive fiscal quarters, such pledges and additional guarantees may be released.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at December 31, 2016. As of December 31, 2016, the Company has interest rate swaps with an aggregate notional amount of $555.0 million to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377.5 million to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following table presents the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive income, including the location and amount of unrealized loss on outstanding derivative instruments in cash flow hedging relationships, for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Amount of Loss Recognized in OCI on Derivative Instruments			Location of Loss Reclassified from AOCI into Net Income	Amount of Loss Reclassified from AOCI into Net Income

	(Effective Portion)			(Effective Portion)	(Effective Portion)
	For the year ended				For the year ended
	December 31,				December 31,
	2016	2015	2014		2016	2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,160)	$(5,682)	$(8,276)	Interest expense	$6,625	$4,835	$4,410
During the years ended December 31, 2016, 2015 and 2014, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of December 31, 2016, there was $2.4 million in cumulative unrealized gain of which $2.4 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. As of December 31, 2015, there was $0.1 million in cumulative unrealized loss of which $0.1 million was included in AOCI and zero was attributable to noncontrolling interests. The Company expects that approximately $4.9 million will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of December 31, 2016.
Extinguishment of Debt
On January 8, 2014, the Company refinanced its senior unsecured credit facility and First Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and First Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of $2.5 million, which is included in the consolidated statements of operations and comprehensive income for the year ended December 31, 2014. As discussed above, on November 5, 2015, the Company repaid the Repaid Term Loan prior to maturity and recognized a loss from extinguishment of debt of $0.8 million, which is included in the consolidated statements of operations and comprehensive income for the year ended December 31, 2015. The loss from extinguishment of debt represents the unamortized deferred financing costs incurred when the original agreements were executed.
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

Financial Covenants
Failure of the Company to comply with financial and other covenants contained in its credit facilities, term loans and non-recourse secured mortgages could result from, among other things, changes in its results of operations, the incurrence of additional debt or changes in general economic conditions.
If the Company violates financial and other covenants contained in any of its credit facilities or term loans described above, the Company may attempt to negotiate waivers of the violations or amend the terms of the applicable credit facilities or term loans with the lenders thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company. If a default under the credit facilities or term loans were to occur, the Company would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If the Company is unable to refinance its debt on acceptable terms, including at maturity of the credit facilities and term loans, it may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower the Company’s cash flow, and, consequently, cash available for distribution to its shareholders.
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
As of December 31, 2016, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loan.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		December 31, 2016	December 31, 2015
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$3,295	$1,605
Derivative interest rate instruments	Accounts payable and accrued expenses	$927	$1,702

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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$0	$0	$80,000	$80,000
Borrowings under credit facilities	$0	$0	$21,000	$21,061
Term loans	$855,000	$857,224	$855,000	$856,038
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$225,000	$225,224	$511,294	$511,786
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using interest rates ranging from 1.5% to 1.8% as of December 31, 2016 and from 1.5% to 4.4% as of December 31, 2015 with a weighted average effective interest rate of 1.5% and 2.1% as of December 31, 2016 and 2015, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At December 31, 2016 and 2015, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Redemptions, Repurchases and Issuances
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
The Company’s Board of Trustees previously authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100.0 million of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of December 31, 2016, the Company had availability under the Repurchase Program to acquire up to $69.8 million of common shares of beneficial interest. In February 2017, the Company’s Board of Trustees authorized an expansion of the Repurchase Program to acquire up to an additional $500.0 million of the Company’s common shares of beneficial interest. Including the previous authorization, the Company now has availability under the Repurchase Program to acquire up to $569.8 million of common shares of beneficial interest as of February 22, 2017. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
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

Sources and Uses of Cash
As of December 31, 2016, the Company had $134.7 million of cash and cash equivalents and $15.0 million of restricted cash reserves, $13.1 million of which was available for future capital expenditures. Additionally, the Company had $747.5 million available under the Company’s senior unsecured credit facility, with $2.5 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.
Net cash provided by operating activities was $359.3 million for the year ended December 31, 2016 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash provided by investing activities was $154.2 million for the year ended December 31, 2016 primarily due to proceeds from the sale of the Mezzanine Loan and the sale of Indianapolis Marriott Downtown, partially offset by outflows for improvements and additions at the hotels.
Net cash used in financing activities was $384.5 million for the year ended December 31, 2016 primarily due to net repayments under the credit facilities, mortgage loan repayments, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders, partially offset by net proceeds from the preferred share offering.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 44 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 44 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties) or the issuance of additional debt or equity securities.
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
Interest Rate Sensitivity
The table below provides information about financial instruments that are sensitive to changes in interest rates, including a mortgage obligation, bonds and lines of credit. For debt obligations, scheduled maturities and related weighted average interest rates by expected maturity dates are as follows (in thousands):

	2017	2018	2019	2020	2021	Total
Fixed rate debt	$0	$0	$0	$0	$377,500	$377,500
Weighted average interest	0.00%	0.00%	0.00%	0.00%	2.95%	2.95%
Variable rate debt (1)	$0	$267,500	$300,000	$0	$177,500	$745,000
Weighted average interest	0.00%	2.19%	2.23%	0.00%	2.16%	2.20%
Total	$0	$267,500	$300,000	$0	$555,000	$1,122,500
(1) For the First Term Loan maturing in January 2019 and for $177.5 million of the Second Term Loan maturing in January 2021, it is assumed that the outstanding debt as of December 31, 2016 will be repaid upon maturity which will be during the unhedged period of the loan and, therefore, subject to a variable interest rate.
The table above presents the principal amount of debt maturing each year through December 31, 2021 and weighted average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2016 and does not reflect new indebtedness, or revisions to terms of existing indebtedness, incurred after that date. The Company’s ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2016, the estimated fair value of the Company’s fixed rate debt was $857.2 million.
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP guidance. As of December 31, 2016, $267.5 million of the Company’s aggregate indebtedness (23.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged its variable interest rate to fixed interest rates.
If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.7 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $267.5 million, the balance as of December 31, 2016.

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
Based on management’s evaluation as of December 31, 2016, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms.
Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
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
Changes in Internal Controls—There was no change to the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Included herein at pages F-1 through F-42.

2.	Financial Statement Schedules
The following financial statement schedule is included herein at pages F-43 through F-44.
Schedule III – Real Estate and Accumulated Depreciation
All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.	Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1	LaSalle Hotel Properties Articles of Amendment and Restatement of Declaration of Trust (including all articles of amendment and articles supplementary)(1)

3.2	LaSalle Hotel Properties Third Amended and Restated Bylaws(2)

4.1	Form of Common Share of Beneficial Interest(3)

10.1	Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 29, 1998(4)

10.2	First Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 6, 2002(5)

10.3	Second Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of September 30, 2003(6)

10.4	Form of Third Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 31, 2005(7)

10.5	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of August 22, 2005(8)

10.6	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of February 8, 2006(9)

10.7	Form of Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of November 17, 2006(10)

10.8	Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of November 17, 2006(11)

10.9	Eighth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of April 15, 2009(12)

10.10	Ninth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of January 24, 2011(13)

10.11	Tenth Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of March 4, 2013(14)

10.12	Eleventh Amendment to the Amended and Restated Agreement of Limited Partnership of LaSalle Hotel Operating Partnership, L.P., dated as of May 25, 2016(23)

10.13	Form of Management Agreement(3)

10.14	Form of Lease with Affiliated Lessees(3)

10.15	Form of First Amendment to Lease with Affiliated Lessee(15)

10.16	Form of Second Amendment to Lease with Affiliate Lessee(15)

10.17	LaSalle Hotel Properties 1998 Share Option and Incentive Plan, as amended through April 21, 2005(16)*

10.18	LaSalle Hotel Properties 2009 Equity Incentive Plan(17)*

10.19	LaSalle Hotel Properties 2014 Equity Incentive Plan(18)*

10.20	Amendment to the LaSalle Hotel Properties 2014 Equity Incentive Plan(19)*

10.21	LaSalle Hotel Properties Trustee Fee Deferral Program(20)*

10.22	Form of Restricted Share Agreement(21)*

10.23	Form of Performance-Based Share Award Agreement(21)*

10.24	Amended and Restated Change in Control Severance Agreement between Michael D. Barnello and LaSalle Hotel Properties effective October 19, 2009(22)*

Exhibit Number	Description of Exhibit
10.25	Change in Control Severance Agreement between Alfred L. Young, Jr. and LaSalle Hotel Properties effective November 3, 2009(22)*

10.26	Change in Control Severance Agreement between Kenneth G. Fuller and LaSalle Hotel Properties effective April 25, 2016(1)*

10.27	Offer Letter to Michael D. Barnello, dated May 31, 2008(24)*

10.28	Offer Letter to Alfred L. Young, Jr., dated September 29, 2009(25)*

10.29	Offer Letter to Kenneth G. Fuller, dated March 23, 2016(26)*

10.30	Form of LaSalle Hotel Properties Indemnification Agreement(27)*

10.31
Second Amended and Restated Senior Unsecured Credit Agreement, dated January 10, 2017, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, and the other lenders named therein

10.32
Senior Unsecured Term Loan Agreement, dated as of November 5, 2015, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, and the other lenders named therein(28)

10.33
Amended and Restated Senior Unsecured Term Loan Agreement, dated as of January 10, 2017, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, and the other lenders named therein

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

101
The following financial statements from LaSalle Hotel Properties’ Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

*	Represents management contract or compensatory plan or agreement.

(1)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 20, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2010 and incorporated herein by reference.

(3)	Previously filed as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (No. 333-45647) filed with the SEC on April 2, 1998 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on August 14, 1998 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2002 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Registrant’s Annual report on Form 10-K filed with the SEC on February 23, 2006 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2005 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 24, 2005 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2006 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2006 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2006 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2009 and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2011 and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2013 and incorporated herein by reference.

(15)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (No. 001-14045) filed with the SEC on May 12, 1999 and incorporated herein by reference.

(16)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-125058) filed with the SEC on May 19, 2005 and incorporated herein by reference.

(17)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-158873) filed with the SEC on April 28, 2009 and incorporated herein by reference.

(18)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 9, 2014 and incorporated herein by reference.

(19)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 28, 2015 and incorporated herein by reference.

(20)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8 (No. 333-196411) filed with the SEC on May 30, 2014 and incorporated herein by reference.

(21)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2014 and incorporated herein by reference.

(22)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010 and incorporated herein by reference.

(23)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016 and incorporated herein by reference.

(24)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 2, 2008 and incorporated herein by reference.

(25)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2009 and incorporated herein by reference.

(26)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2016 and incorporated herein by reference.

(27)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2008 and incorporated herein by reference.

(28)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2015 and incorporated herein by reference.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASALLE HOTEL PROPERTIES
Date:	February 22, 2017	BY:	/S/ KENNETH G. FULLER
Kenneth G. Fuller Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and trustees of LaSalle Hotel Properties, hereby severally constitute Michael D. Barnello, Kenneth G. Fuller and Alfred L. Young, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and trustees to enable LaSalle Hotel Properties to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature
February 22, 2017	/s/ MICHAEL D. BARNELLO	Trustee, President and Chief Executive Officer (Principal Executive Officer)
Michael D. Barnello

February 22, 2017	/s/ DENISE M. COLL	Trustee
Denise M. Coll

February 22, 2017	/s/ JEFFREY T. FOLAND	Trustee
Jeffrey T. Foland

February 22, 2017	/s/ DARRYL HARTLEY-LEONARD	Trustee
Darryl Hartley-Leonard

February 22, 2017	/s/ JEFFREY L. MARTIN	Trustee
Jeffrey L. Martin

February 22, 2017	/s/ STUART L. SCOTT	Chairman of the Board of Trustees
Stuart L. Scott

February 22, 2017	/s/ DONALD A. WASHBURN	Trustee
Donald A. Washburn

February 22, 2017	/s/ KENNETH G. FULLER	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Kenneth G. Fuller

LASALLE HOTEL PROPERTIES

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees
LaSalle Hotel Properties:
We have audited the accompanying consolidated balance sheets of LaSalle Hotel Properties and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaSalle Hotel Properties and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LaSalle Hotel Properties’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
February 22, 2017

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees
LaSalle Hotel Properties:
We have audited LaSalle Hotel Properties’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaSalle Hotel Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, LaSalle Hotel Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaSalle Hotel Properties and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 22, 2017, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
February 22, 2017

LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2016	December 31, 2015

Assets:
Investment in hotel properties, net (Note 3)	$3,672,209	$3,817,676
Note receivable (Note 3)	0	80,000
Property under development (Note 3)	21,078	54,066
Assets held for sale (Note 13)	23,283	0
Cash and cash equivalents	134,652	5,700
Restricted cash reserves (Note 5)	15,035	26,443
Hotel receivables (net of allowance for doubtful accounts of $279 and $355, respectively)	35,403	39,038
Debt issuance costs for borrowings under credit facilities, net	1,699	3,347
Deferred tax assets (Note 9)	1,902	3,566
Prepaid expenses and other assets	38,818	39,510
Total assets	$3,944,079	$4,069,346
Liabilities:
Borrowings under credit facilities (Note 4)	$0	$21,000
Term loans, net of unamortized debt issuance costs (Note 4)	852,758	852,203
Bonds payable, net of unamortized debt issuance costs (Note 4)	42,455	42,316
Mortgage loans, net of unamortized debt issuance costs (Note 4)	223,494	508,804
Accounts payable and accrued expenses	171,965	181,854
Liabilities of assets held for sale (Note 13)	247	0
Advance deposits	33,232	28,471
Accrued interest	2,209	3,276
Distributions payable	56,360	53,939
Total liabilities	1,382,720	1,691,863
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $328,750 and $178,750, respectively), 40,000,000 shares authorized; 13,150,000 and 7,150,000 shares issued and outstanding, respectively (Note 6)	132	72
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 113,115,442 shares issued and 113,088,074 shares outstanding, and 113,115,442 shares issued and 112,959,547 shares outstanding, respectively (Note 6)	1,131	1,131
Treasury shares, at cost (Note 6)	(739)	(4,798)
Additional paid-in capital, net of offering costs of $85,223 and $80,205, respectively	2,830,740	2,684,010
Accumulated other comprehensive income (loss) (Note 4)	2,365	(97)
Distributions in excess of retained earnings	(275,564)	(306,051)
Total shareholders’ equity	2,558,065	2,374,267
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	17	18
Noncontrolling interests of common units in Operating Partnership (Note 6)	3,277	3,198
Total noncontrolling interests	3,294	3,216
Total equity	2,561,359	2,377,483
Total liabilities and equity	$3,944,079	$4,069,346
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share data)

	For the year ended
	December 31,
	2016	2015	2014
Revenues:
Hotel operating revenues:
Room	$867,882	$849,523	$773,801
Food and beverage	259,658	274,286	253,656
Other operating department	93,072	84,782	74,000
Total hotel operating revenues	1,220,612	1,208,591	1,101,457
Other income	7,007	7,993	8,321
Total revenues	1,227,619	1,216,584	1,109,778
Expenses:
Hotel operating expenses:
Room	226,349	215,944	196,952
Food and beverage	179,637	190,069	183,530
Other direct	16,978	17,514	23,800
Other indirect (Note 8)	305,265	301,004	264,508
Total hotel operating expenses	728,229	724,531	668,790
Depreciation and amortization	192,322	180,855	155,035
Real estate taxes, personal property taxes and insurance	63,406	65,438	57,805
Ground rent (Note 5)	16,187	16,076	14,667
General and administrative	26,529	25,197	23,832
Acquisition transaction costs (Note 3)	0	499	2,379
Other expenses	6,283	17,225	7,369
Total operating expenses	1,032,956	1,029,821	929,877
Operating income	194,663	186,763	179,901
Interest income	3,553	2,938	1,812
Interest expense	(43,775)	(54,333)	(56,628)
Loss from extinguishment of debt (Note 4)	0	(831)	(2,487)
Income before income tax (expense) benefit	154,441	134,537	122,598
Income tax (expense) benefit (Note 9)	(5,784)	1,292	(2,306)
Income before net gain on sale of properties and sale of note receivable	148,657	135,829	120,292
Net gain on sale of properties and sale of note receivable (Note 3)	104,478	0	93,205
Net income	253,135	135,829	213,497
Net income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(17)	(16)	(16)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(337)	(261)	(636)
Net income attributable to noncontrolling interests	(354)	(277)	(652)
Net income attributable to the Company	252,781	135,552	212,845
Distributions to preferred shareholders	(18,206)	(12,169)	(14,333)
Issuance costs of redeemed preferred shares (Note 6)	0	0	(951)
Net income attributable to common shareholders	$234,575	$123,383	$197,561

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income - Continued
(in thousands, except share data)

	For the year ended
	December 31,
	2016	2015	2014
Earnings per Common Share - Basic (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$2.07	$1.09	$1.89
Earnings per Common Share - Diluted (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$2.07	$1.09	$1.88
Weighted average number of common shares outstanding:
Basic	112,791,839	112,685,235	104,188,785
Diluted	113,164,599	113,096,420	104,545,895

Comprehensive Income:
Net income	$253,135	$135,829	$213,497
Other comprehensive income:
Unrealized loss on interest rate derivative instruments (Note 4)	(4,160)	(5,682)	(8,276)
Reclassification adjustment for amounts recognized in net income (Note 4)	6,625	4,835	4,410
	255,600	134,982	209,631
Comprehensive income attributable to noncontrolling interests:
Noncontrolling interests in consolidated entities	(17)	(16)	(16)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(340)	(259)	(625)
Comprehensive income attributable to noncontrolling interests	(357)	(275)	(641)
Comprehensive income attributable to the Company	$255,243	$134,707	$208,990
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$95	$1,039	$(14)	$2,379,246	$4,603	$(281,578)	$2,103,391	$18	$6,054	$6,072	$2,109,463
Issuance of shares, net of offering costs	0	88	0	348,987	0	0	349,075	0	0	0	349,075
Redemption of preferred shares	(23)	0	0	(57,757)	0	(951)	(58,731)	0	0	0	(58,731)
Repurchase of common shares into treasury	0	0	(2,936)	0	0	0	(2,936)	0	0	0	(2,936)
Deferred compensation, net	0	0	2,812	3,809	0	0	6,621	0	0	0	6,621
Adjustments to noncontrolling interests	0	0	0	(397)	0	0	(397)	0	397	397	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(314)	(314)	0	0	0	(314)
Distributions on common shares/units ($1.41 per share/unit)	0	0	0	0	0	(149,657)	(149,657)	0	(416)	(416)	(150,073)
Distributions on preferred shares	0	0	0	0	0	(14,333)	(14,333)	(17)	0	(17)	(14,350)
Net income	0	0	0	0	0	212,845	212,845	16	636	652	213,497
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(8,252)	0	(8,252)	0	(24)	(24)	(8,276)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	4,397	0	4,397	0	13	13	4,410
Balance, December 31, 2014	$72	$1,127	$(138)	$2,673,888	$748	$(233,988)	$2,441,709	$17	$6,660	$6,677	$2,448,386
Issuance of shares, net of offering costs	0	2	955	838	0	0	1,795	0	0	0	1,795
Repurchase of common shares into treasury	0	0	(7,424)	0	0	0	(7,424)	0	0	0	(7,424)
Unit conversion	0	2	0	3,398	0	0	3,400	0	(3,400)	(3,400)	0
Deferred compensation, net	0	0	1,809	5,872	0	0	7,681	0	0	0	7,681
Adjustments to noncontrolling interests	0	0	0	14	0	0	14	0	(14)	(14)	0
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(334)	(334)	0	0	0	(334)
Distributions on common shares/units ($1.73 per share/unit)	0	0	0	0	0	(195,112)	(195,112)	0	(307)	(307)	(195,419)
Distributions on preferred shares	0	0	0	0	0	(12,169)	(12,169)	(15)	0	(15)	(12,184)
Net income	0	0	0	0	0	135,552	135,552	16	261	277	135,829
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(5,668)	0	(5,668)	0	(14)	(14)	(5,682)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	4,823	0	4,823	0	12	12	4,835
Balance, December 31, 2015	$72	$1,131	$(4,798)	$2,684,010	$(97)	$(306,051)	$2,374,267	$18	$3,198	$3,216	$2,377,483

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity - Continued
(in thousands, except per share/unit data)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Issuance of shares, net of offering costs	60	0	3,196	142,206	0	0	145,462	0	0	0	145,462
Repurchase of common shares into treasury	0	0	(2,145)	0	0	0	(2,145)	0	0	0	(2,145)
Deferred compensation, net	0	0	3,008	4,524	0	0	7,532	0	0	0	7,532
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(365)	(365)	0	0	0	(365)
Distributions on common shares/units ($1.80 per share/unit)	0	0	0	0	0	(203,723)	(203,723)	0	(261)	(261)	(203,984)
Distributions on preferred shares	0	0	0	0	0	(18,206)	(18,206)	(18)	0	(18)	(18,224)
Net income	0	0	0	0	0	252,781	252,781	17	337	354	253,135
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(4,155)	0	(4,155)	0	(5)	(5)	(4,160)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	6,617	0	6,617	0	8	8	6,625
Balance, December 31, 2016	$132	$1,131	$(739)	$2,830,740	$2,365	$(275,564)	$2,558,065	$17	$3,277	$3,294	$2,561,359
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended
	December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$253,135	$135,829	$213,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,322	180,855	155,035
Amortization of debt issuance costs, mortgage premium and note receivable discount	3,359	2,631	1,142
Loss from extinguishment of debt	0	831	2,487
Net gain on sale of properties and sale of note receivable	(104,478)	0	(93,205)
Amortization of deferred compensation	7,532	7,681	6,621
Deferred income tax expense (benefit)	1,664	(1,734)	(335)
Allowance for doubtful accounts	(76)	55	(44)
Other	221	466	404
Changes in assets and liabilities:
Restricted cash reserves	3,079	2,332	(912)
Hotel receivables	417	(7,384)	(177)
Prepaid expenses and other assets	(1,448)	(4,965)	(940)
Accounts payable and accrued expenses	(174)	14,416	(1,581)
Advance deposits	4,765	6,959	1,343
Accrued interest	(1,067)	(453)	(99)
Net cash provided by operating activities	359,251	337,519	283,236
Cash flows from investing activities:
Additions to properties	(88,437)	(129,963)	(97,526)
Improvements to properties	(14,082)	(12,965)	(4,583)
Acquisition of properties	0	(439,157)	(191,111)
Deposit on acquisition	0	25,000	(25,000)
Purchase of office furniture and equipment	(37)	(143)	(799)
Acquisition of note receivable	0	(80,000)	0
Repayment of note receivable	0	0	72,000
Proceeds from sale of note receivable	79,712	0	0
Restricted cash reserves	8,329	(7,205)	(934)
Proceeds from sale of properties	166,665	0	167,838
Property insurance proceeds	2,004	2,431	2,114
Net cash provided by (used in) investing activities	154,154	(642,002)	(78,001)
Cash flows from financing activities:
Borrowings under credit facilities	431,496	830,807	537,828
Repayments under credit facilities	(452,496)	(809,807)	(758,434)
Borrowings on term loan	0	555,000	0
Repayments of term loan	0	(177,500)	0
Proceeds from mortgage loan	0	225,000	0
Repayments of mortgage loans	(286,294)	(214,796)	(13,325)
Payment of debt issuance costs	(33)	(5,716)	(5,170)
Purchase of treasury shares	(2,145)	(7,424)	(2,936)
Proceeds from issuance of preferred shares	150,000	0	0
Payment of preferred offering costs	(4,922)	0	0
Proceeds from issuance of common shares	0	0	352,222
Payment of common offering costs	(96)	(251)	(3,557)
Distributions on earned shares from share awards with market conditions	(365)	(334)	(314)
Redemption of preferred shares	0	0	(58,722)
Distributions on preferred shares	(15,861)	(12,184)	(15,413)
Distributions on common shares/units	(203,737)	(186,743)	(136,671)
Net cash (used in) provided by financing activities	(384,453)	196,052	(104,492)
Net change in cash and cash equivalents	128,952	(108,431)	100,743
Cash and cash equivalents, beginning of year	5,700	114,131	13,388
Cash and cash equivalents, end of year	$134,652	$5,700	$114,131
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
As of December 31, 2016, the Company owned interests in 46 hotels with approximately 11,450 guest rooms located in nine states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2017 and December 2019. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at December 31, 2016. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at December 31, 2016. See Note 6 for additional disclosures related to common units of the Operating Partnership.

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
Impairment is indicated if the results of a recoverability analysis indicate that the carrying amount of a hotel exceeds the estimated future undiscounted cash flows. An impairment charge is recorded equal to the excess of the carrying value of the hotel over the fair value. When determining the fair value of a property, the Company makes certain assumptions including, but not limited to, consideration of:

•	projected operating cash flows – considering factors such as booking pace, growth rates, occupancy, room rates, property-specific operating costs and future capital expenditures;

•	projected cash flows from the eventual disposition of the hotel based upon the Company’s estimation of a property-specific capitalization rate;

•	property-specific discount rates; and

•	comparable selling prices.
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
Intangible Assets
The Company does not amortize intangible assets with indefinite useful lives. Non-amortizable intangible assets are reviewed annually for impairment and more frequently if events or circumstances indicate that the assets may be impaired. If a non-amortizable intangible asset is subsequently determined to have a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized prospectively, based on the remaining useful life of the intangible asset. As of December 31, 2016 and 2015, the Company did not have amortizable intangible assets or any value attributed to such non-amortizable intangible assets in the accompanying consolidated balance sheets.

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
Debt Issuance Costs
Issuance costs related to long-term debt are recorded at cost and are amortized as interest expense over the life of the related debt instrument, unless there is a significant modification to the debt instrument. The debt issuance costs, net associated with the revolving credit facilities are included in assets and the other debt issuance costs, net are included with the applicable debt instrument. Accumulated amortization at December 31, 2016 and 2015 was $7,642 and $5,109, respectively.
Revenue Recognition
The Company recognizes hotel operating revenues on an accrual basis consistent with hotel operations. For retail operations, revenue is recognized on a straight line basis over the lives of the retail leases. Revenue from retail operations is included in other income in the accompanying consolidated statements of operations and comprehensive income. Refer to “Recently Issued Accounting Pronouncements” below for further discussion of revenue recognition.
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
As of December 31, 2016, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.
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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2016, 2015 and 2014, comprehensive income was $255,600, $134,982 and $209,631, respectively. As of December 31, 2016, the Company’s accumulated other comprehensive income was $2,365 and, as of December 31, 2015, the Company’s accumulated other comprehensive loss was $97.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures by working with its hotel operators to analyze its revenue streams and to update its accounting policies. The Company continues to evaluate each of its revenue streams under the new model and because of the short-term, day-to-day nature of the Company’s hotel revenues the pattern of revenue recognition is not expected to change significantly. Additionally, the Company has historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, does not expect ASU No. 2014-09 to significantly impact the recognition of hotel sales. The Company does not believe ASU No. 2014-09 will have a material impact on its consolidated financial statements and related disclosures and will adopt the new standard on its effective date of January 1, 2018 under the cumulative effect transition method.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability. The Company adopted ASU No. 2015-03 effective January 1, 2016 and applied its provisions retrospectively. The adoption of this standard only affects the presentation of the Company’s consolidated balance sheets.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not initial direct leasing costs. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures. The Company is analyzing its current ground lease obligations and anticipates recording assets and liabilities on its consolidated balance sheets associated with the ground lease obligations under ASU No. 2016-02.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate the shares upon settlement of an award without causing the award to be classified as liability. The new standard is effective for the Company on January 1, 2017. Early adoption is permitted. The Company early adopted this standard on July 1, 2016 and it did not have an effect on the Company’s consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which requires companies to measure credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will be effective for the first annual period beginning after December 15, 2019, including interim periods within those periods. The Company is evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for the first annual reporting period beginning after December 15, 2017. The Company is evaluating the effect that ASU No. 2016-15 will have on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-18 will have on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business and adds further guidance in evaluating whether a transaction should be accounted for as an acquisition of an asset or a business. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company is evaluating the effect that ASU No. 2017-01 will have on its consolidated financial statements and related disclosures. The Company does not anticipate a material impact and intends to adopt this standard on January 1, 2017.
Reclassification
Certain amounts in the 2014 and 2015 financial statements have been reclassified to conform with the 2016 presentation.

3.	Investment in Hotel Properties
Investment in hotel properties as of December 31, 2016 and 2015 consists of the following:

	December 31, 2016	December 31, 2015
Land	$727,176	$731,796
Buildings and improvements	3,531,280	3,613,724
Furniture, fixtures and equipment	769,671	701,742
Investment in hotel properties, gross	5,028,127	5,047,262
Accumulated depreciation	(1,355,918)	(1,229,586)
Investment in hotel properties, net	$3,672,209	$3,817,676
The above table excludes Hotel Deca as the property qualified as held for sale as of December 31, 2016 and its net cost basis has been reclassified from investment in hotel properties, net to assets held for sale in the accompanying consolidated balance sheets. On January 19, 2017, the Company sold Hotel Deca for $55,000 (see Note 13).
As of December 31, 2016 and 2015, buildings and improvements included capital lease assets of $183,503 and accumulated depreciation included amounts related to capital lease assets of $26,230 and $20,915, respectively. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.
Depreciation expense was $191,791, $180,346 and $154,585 for the years ended December 31, 2016, 2015 and 2014, respectively.
The December 31, 2016 balance of investment in hotel properties excludes $21,078 classified as property under development primarily at Chamberlain West Hollywood, Embassy Suites Philadelphia - Center City, Harbor Court Hotel, Hilton San Diego Gaslamp Quarter, Hotel Chicago, San Diego Paradise Point Resort and Spa and Southernmost Beach Resort Key West. The December 31, 2015 balance of investment in hotel properties excludes $54,066 classified as property under development primarily at Chaminade Resort and Conference Center, Hotel Palomar, Washington, DC, Lansdowne Resort, Mason & Rook Hotel, The Liberty Hotel and Westin Michigan Avenue. Property under development consists of costs associated with rooms, lobby or outlets that are currently under renovation.
Interest, real estate taxes and insurance costs incurred during the renovation or development period are capitalized and depreciated over the lives of the renovated or developed assets. Capitalized interest for the years ended December 31, 2016, 2015 and 2014 was $398, $902 and $400, respectively.
The hotels owned as of December 31, 2016 are located in California (19), the District of Columbia (nine), Florida (two), Illinois (two), Massachusetts (four), New York (four), Oregon (one), Pennsylvania (two), Virginia (one) and Washington state (two).
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

						Acquisition Transaction Costs
Hotel Name	Acquisition Date	Number of Rooms	Location	Purchase Price	Manager	For the year ended December 31, 2014
Hotel Vitale	April 2, 2014	200	San Francisco, CA	$130,000	Two Roads Hospitality	$1,864
The Heathman Hotel	December 18, 2014	150	Portland, OR	64,325	Provenance Hotels	328
Total for 2014 Acquisitions				$194,325		$2,192
Land purchase (adjacent to Onyx Hotel)						64
Park Central San Francisco (1)						123
Total						$2,379
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
Dispositions
On June 17, 2014, the Company sold Hilton Alexandria Old Town for $93,380. This sale does not represent a strategic shift in the Company’s business plan or primary markets, and therefore, does not qualify as discontinued operations. The Company recognized a gain of $43,548 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2014. The sale of the property was recorded on the full accrual method.
On September 10, 2014, the Company sold Hotel Viking for $77,000. This sale does not represent a strategic shift in the Company’s business plan or primary markets, and therefore, does not qualify as discontinued operations. The Company recognized a gain of $49,657 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2014. The sale of the property was recorded on the full accrual method. In conjunction with the sale of Hotel Viking, the Company executed a reverse 1031 exchange with Hotel Vitale, which was purchased on April 2, 2014. The reverse 1031 exchange has no effect on the Company’s GAAP financial reporting and does not have a material impact on the Company’s tax positions and expected tax expense.
On July 14, 2016, the Company sold Indianapolis Marriott Downtown for $165,000. This sale does not represent a strategic shift in the Company’s business plan or primary markets, and therefore, does not qualify as discontinued operations. The Company recognized a gain of $104,766 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2016. The sale of the property was recorded on the full accrual method. The proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility and to fund the July 2016 common and preferred dividends.
On January 19, 2017, the Company sold Hotel Deca for $55,000. Substantially all of the assets held for sale consist of investment in hotel properties, net and immaterial prepaid expenses and other assets and the liabilities of assets held for sale consist of accounts payable and accrued expenses. The Company will recognize a gain in the first quarter of 2017 of approximately $30,500 related to the sale of this property (see Note 13). This sale does not represent a strategic shift in the Company’s business plan or primary markets, and therefore, does not qualify as discontinued operations.
Note Receivable
On July 20, 2015, the Company provided a junior mezzanine loan (the “Mezzanine Loan”) secured by pledges of equity interests in the entities that own the hotel properties, Shutters on the Beach and Casa Del Mar, in Santa Monica, CA. The Company entered into the Mezzanine Loan for a total purchase price of $80,000 before closing costs. The Mezzanine Loan bears interest at a variable interest rate equal to LIBOR plus 7.75%.The Mezzanine Loan matures on August 9, 2017 and has five one-year extension options, subject to conditions. The Mezzanine Loan is subordinate to a $235,000 first mortgage loan and a $90,000 senior mezzanine loan secured by the properties that also mature on August 9, 2017. On July 8, 2016, the Company sold the Mezzanine Loan at face value for $80,000 less costs associated with the sale of $288, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2016. The proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility.

4.	Long-Term Debt
Debt Summary
Debt as of December 31, 2016 and December 31, 2015 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	December 31, 2016	December 31, 2015
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2018 (a)	$0	$21,000
LHL unsecured credit facility	Floating (b)	January 2018 (b)	0	0
Total borrowings under credit facilities			0	21,000
Term loans
First Term Loan	Floating/Fixed (c)	January 2019 (c)	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021 (c)	555,000	555,000
Debt issuance costs, net			(2,242)	(2,797)
Total term loans, net of unamortized debt issuance costs			852,758	852,203
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Debt issuance costs, net			(45)	(184)
Total bonds payable, net of unamortized debt issuance costs			42,455	42,316
Mortgage loans
Westin Michigan Avenue	5.75%	- (e)	0	131,262
Indianapolis Marriott Downtown	5.99%	- (e)	0	96,097
The Roger	6.31%	- (f)	0	58,935
Westin Copley Place	Floating (g)	August 2018 (g)	225,000	225,000
Debt issuance costs, net			(1,506)	(2,490)
Total mortgage loans, net of unamortized debt issuance costs			223,494	508,804
Total debt			$1,118,707	$1,424,323

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at December 31, 2016. As of December 31, 2015, the rate, including the applicable margin, for the Company’s outstanding LIBOR borrowing of $21,000 was 2.13%. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions. On January 10, 2017, the Company refinanced its senior unsecured credit facility resulting in a new maturity date of January 8, 2021, subject to two six-month extension options, pursuant to certain terms and conditions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at December 31, 2016 and December 31, 2015. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions. On January 10, 2017, LHL refinanced its unsecured credit facility resulting in a new maturity date of January 10, 2021, subject to two six-month extension options, pursuant to certain terms and conditions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan (as defined below) and the Second Term Loan (as defined below). At December 31, 2016 and 2015, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At December 31, 2016 and 2015, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements). On January 10, 2017, the Company refinanced its First Term Loan resulting in a new maturity date of January 10, 2022. On January 10, 2017, the Company amended and restated its Second Term Loan to match the financial and other covenants in its refinanced First Term Loan and senior unsecured credit facility. There were no changes to the maturity date.

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association (“U.S. Bank”) that were extended to September 2017. The letters of credit have two one-year extension options, one of which was exercised in July 2016, and are secured by the Hyatt Regency Boston Harbor. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of December 31, 2016 were

0.75% and 0.76% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2015 were 0.39% and 0.02% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)	The Company repaid the mortgage loans on January 4, 2016 through borrowings on its senior unsecured credit facility.

(f)	The Company repaid the mortgage loan on February 11, 2016 through borrowings on its senior unsecured credit facility.

(g)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of December 31, 2016 was LIBOR plus 1.75%, which equaled 2.46%. The interest rate as of December 31, 2015 was LIBOR plus 1.75%, which equaled 2.09%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.

Future scheduled debt principal payments as of December 31, 2016 are as follows:

2017	$0
2018	267,500
2019	300,000
2020	0
2021	555,000
Total debt	$1,122,500
A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the years ended December 31, 2016, 2015 and 2014 is as follows:

	For the year ended December 31,
	2016	2015	2014
Interest Expense:
Interest incurred	$40,814	$52,604	$54,859
Amortization of debt issuance costs	3,359	2,631	2,169
Capitalized interest	(398)	(902)	(400)
Interest expense	$43,775	$54,333	$56,628

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	2.14%	1.89%	1.86%
LHL unsecured credit facility	2.13%	1.89%	1.86%
Massport Bonds	0.44%	0.06%	0.35%
Mortgage loan (Westin Copley Place)	2.23%	2.19%	N/A
Credit Facilities
On January 8, 2014, the Company refinanced its $750,000 senior unsecured credit facility with a syndicate of banks. The credit facility matures on January 8, 2018, subject to two six-month extensions that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility, with a current commitment of $750,000, includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $1,050,000. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility. On January 10, 2017, the Company refinanced its senior unsecured credit facility (see Note 13).
On January 8, 2014, LHL also refinanced its $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. The LHL credit facility matures on January 8, 2018, subject to two six-month extensions that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.25% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility. On January 10, 2017, LHL refinanced its unsecured revolving credit facility (see Note 13).
The Company’s senior unsecured credit facility and LHL’s unsecured credit facility contain certain financial and other covenants, including covenants relating to net worth requirements, debt ratios and fixed charge coverage ratios. In addition, pursuant to the terms of the agreements, if a default or event of default occurs or is continuing, the Company may be precluded from paying certain distributions or other payments to its shareholders.
The Company and certain of its subsidiaries guarantee the obligations under the Company’s senior unsecured credit facility. While the senior unsecured credit facility does not initially include any pledges of equity interests in the Company’s subsidiaries, in connection with the January 10, 2017 refinancing, such pledges and additional subsidiary guarantees would be required in the event that the Company’s leverage ratio later exceeds 6.50:1.00 for two consecutive fiscal quarters. In the event that such pledge and guarantee requirement is triggered, the pledges and additional guarantees would ratably benefit the Company’s senior unsecured credit facility, the First Term Loan and the Second Term Loan. If at any time the Company’s leverage ratio falls below 6.50:1.00 for two consecutive fiscal quarters, such pledges and additional guarantees may be released.
Term Loans
On May 16, 2012, the Company entered into a $177,500 unsecured term loan (the “Repaid Term Loan”) with a seven-year term maturing on May 16, 2019. The Repaid Term Loan bore interest at variable rates. On November 5, 2015, the Company repaid the Repaid Term Loan.
On January 8, 2014, the Company refinanced its $300,000 unsecured term loan (the “First Term Loan”). The First Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $500,000. The First Term Loan has a five-year term maturing on January 8, 2019 and bears interest at variable rates. On January 10, 2017, the Company refinanced its First Term Loan (see Note 13).
On November 5, 2015, the Company entered into a $555,000 unsecured term loan (the “Second Term Loan”) with a five-year term maturing on January 29, 2021. The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $700,000. The Second Term Loan bears interest at variable rates. On January 10, 2017, the Company amended its Second Term Loan (see Note 13).
The Company’s term loans contain certain financial and other covenants, including covenants relating to net worth requirements, debt ratios and fixed charge coverage ratios. In addition, pursuant to the terms of the agreements, if a default or event of default occurs or is continuing, the Company may be precluded from paying certain distributions or other payments to its shareholders. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its term loans (see “Derivative and Hedging Activities” below).
The Company and certain of its subsidiaries guarantee the obligations under the Company’s term loans. While the term loans do not initially include any pledges of equity interests in the Company’s subsidiaries, in connection with the January 10, 2017 refinancing, such pledges and additional subsidiary guarantees would be required in the event that the Company’s leverage ratio later exceeds 6.50:1.00 for two consecutive fiscal quarters. In the event that such pledge and guarantee requirement is triggered, the pledges and additional guarantees would ratably benefit the Company’s senior unsecured credit facility, the First Term Loan and the Second Term Loan. If at any time the Company’s leverage ratio falls below 6.50:1.00 for two consecutive fiscal quarters, such pledges and additional guarantees may be released.
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 to hedge the variable interest rate on the First Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.38% at December 31, 2016. As of December 31, 2016, the Company has interest rate swaps with an aggregate notional amount of $555,000 to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377,500 to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following table presents the effect of derivative instruments on the Company’s accompanying consolidated statements of operations and comprehensive income, including the location and amount of unrealized loss on outstanding derivative instruments in cash flow hedging relationships, for the years ended December 31, 2016, 2015 and 2014:

	Amount of Loss Recognized in OCI on Derivative Instruments			Location of Loss Reclassified from AOCI into Net Income	Amount of Loss Reclassified from AOCI into Net Income

	(Effective Portion)			(Effective Portion)	(Effective Portion)
	For the year ended				For the year ended
	December 31,				December 31,
	2016	2015	2014		2016	2015	2014
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,160)	$(5,682)	$(8,276)	Interest expense	$6,625	$4,835	$4,410
During the years ended December 31, 2016, 2015 and 2014, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of December 31, 2016, there was $2,368 in cumulative unrealized gain of which $2,365 was included in AOCI and $3 was attributable to noncontrolling interests. As of December 31, 2015, there was $97 in cumulative unrealized loss of which $97 was included in AOCI and zero was attributable to noncontrolling interests. The Company expects that approximately $4,890 will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of December 31, 2016.
Bonds Payable
The Company is the obligor with respect to a $37,100 tax-exempt special project revenue bond and a $5,400 taxable special project revenue bond, both issued by the Massachusetts Port Authority (collectively, the “Massport Bonds”). The Massport Bonds, which mature on March 1, 2018, bear interest based on weekly floating rates and have no principal reductions prior to their scheduled maturities. The Massport Bonds may be redeemed at any time, at the Company’s option, without penalty. The Massport Bonds are secured by letters of credit issued by U.S. Bank that were extended to September 30, 2017. The letters of credit have two one-year extension options, one of which was exercised in July 2016, that the Company may exercise at its option, subject to certain terms and conditions. The letters of credit cannot be extended beyond the Massport Bonds’ maturity date. The Company incurs an annual letter of credit fee of 1.35%. The letters of credit are secured by the Hyatt Regency Boston Harbor. If U.S. Bank fails to renew its letters of credit at expiration and an acceptable replacement provider cannot be found, the Company may be required to pay off the bonds.
Extinguishment of Debt
As discussed above, on January 8, 2014, the Company refinanced its senior unsecured credit facility and First Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and First Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of $2,487, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2014. As discussed above, on November 5, 2015, the Company repaid the Repaid Term Loan prior to maturity and recognized a loss from extinguishment of debt of $831, which is included in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2015. The loss from extinguishment of debt represents the unamortized deferred financing costs incurred when the original agreements were executed.
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
Financial Covenants
Failure of the Company to comply with financial and other covenants contained in its credit facilities, term loans and non-recourse secured mortgages could result from, among other things, changes in its results of operations, the incurrence of additional debt or changes in general economic conditions.
If the Company violates financial and other covenants contained in any of its credit facilities or term loans described above, the Company may attempt to negotiate waivers of the violations or amend the terms of the applicable credit facilities or term loans with the lenders thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company. If a default under the credit facilities or term loans were to occur, the Company would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If the Company is unable to refinance its debt on acceptable terms, including at maturity of the credit facilities and term loans, it may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower the Company’s cash flow, and, consequently, cash available for distribution to its shareholders.
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
As of December 31, 2016, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loan.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
A summary of the Company’s hotels subject to non-cancelable operating leases as of December 31, 2016 is as follows:

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
The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $1,890, $1,943 and $1,820 for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in total ground rent expense. Total ground rent expense for the years ended December 31, 2016, 2015 and 2014 was $16,187, $16,076 and $14,667, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
A summary of the Company’s hotels subject to capital leases of land and building as of December 31, 2016 is as follows:

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
Future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2017	$13,052
2018	13,195
2019	13,172
2020	13,559
2021	13,713
Thereafter	587,067
$653,758

Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of December 31, 2016, $13,073 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At December 31, 2016, the Company held $15,035 in restricted cash reserves. Included in such amounts are $13,073 of reserve funds for future capital expenditures and $1,962 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
Common Shares of Beneficial Interest
At December 31, 2016 and 2015, there were 200,000,000 authorized common shares under the Company’s declaration of trust, as amended.
On January 1, 2015, the Company issued 11,682 common shares of beneficial interest and authorized an additional 4,183 deferred shares to the independent members of its Board of Trustees for their 2014 compensation. These common shares of beneficial interest were issued under the 2014 Plan. Additionally, the Company issued 9,757 common shares of beneficial interest under the 2009 Plan, related to the resignation of a former trustee, for the second of five payouts of his accumulated deferred shares granted as compensation for years 1999 through 2013. On November 9, 2015, the Company issued 30,388 common shares of beneficial interest for the trustee’s remaining deferred share balance. These common shares of beneficial interest were issued under the 2009 Plan and 2014 Plan.
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
Common Dividends
The Company paid the following dividends on common shares/units during the year ended December 31, 2016:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Date Paid
$0.45	December 31, 2015	December 31, 2015	January 15, 2016
$0.45	March 31, 2016	March 31, 2016	April 15, 2016
$0.45	June 30, 2016	June 30, 2016	July 15, 2016
$0.45	September 30, 2016	September 30, 2016	October 17, 2016
Treasury Shares
Treasury shares are accounted for under the cost method. During the year ended December 31, 2016, the Company received 96,601 common shares of beneficial interest related to employees surrendering shares to pay minimum withholding taxes at the time nonvested shares vested and forfeiting nonvested shares upon resignation.
The Company’s Board of Trustees previously authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. As of December 31, 2016, the Company had availability under the Repurchase Program to acquire up to $69,807 of common shares of beneficial interest. In February 2017, the Company’s Board of Trustees authorized an expansion of the Repurchase Program to acquire up to an additional $500,000 of the Company’s common shares of beneficial interest (see Note 13). The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
During the year ended December 31, 2016, the Company re-issued 13,864 treasury shares related to earned 2015 compensation for the Board of Trustees, 100,438 treasury shares related to the earned share awards with market conditions and 110,826 treasury shares related to the grants of nonvested shares with service conditions.
At December 31, 2016, there were 27,368 common shares of beneficial interest in treasury.
Preferred Shares
At December 31, 2016 and 2015, there were 40,000,000 authorized preferred shares under the Company’s declaration of trust, as amended.
On July 3, 2014, the Company redeemed the remaining 2,348,888 7.25% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”) for $58,722 ($25.00 per share) plus accrued and unpaid dividends through the redemption date, July 3, 2014, of $1,100. The redemption value of the Series G Preferred Shares exceeded their carrying value by $951, which is included in the determination of net income attributable to common shareholders for the year ended December 31, 2014. The $951 represents the offering costs related to the redeemed Series G Preferred Shares.
On May 25, 2016, the Company issued 6,000,000 6.3% Series J Cumulative Redeemable Preferred Shares ($0.01 par value) (the “Series J Preferred Shares”) at a price of $25.00 per share and received net proceeds, after deducting underwriting discounts and other offering costs, of $145,078. The net proceeds were used to pay down amounts outstanding under the Company’s senior unsecured credit facility, and for general corporate purposes.

The following Preferred Shares were outstanding as of December 31, 2016:

Security Type	Number of Shares
7.5% Series H Preferred Shares	2,750,000
6.375% Series I Preferred Shares	4,400,000
6.3% Series J Preferred Shares	6,000,000
The 7.5% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”), the 6.375% Series I Cumulative Redeemable Preferred Shares (the “Series I Preferred Shares”) and the Series J Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) (i) the full cumulative distributions on the Series H Preferred Shares for the current and all past dividend periods and (ii) the full cumulative distributions on the Series I Preferred Shares and the Series J Preferred Shares for all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares.
As of January 24, 2016, the Company may optionally redeem the Series H Preferred Shares. The Company may not optionally redeem the Series I Preferred Shares and the Series J Preferred Shares prior to March 4, 2018 and May 25, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions. In addition, upon the occurrence of a change of control (as defined in the Company’s charter), the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT LLC or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of Series H Preferred Shares, Series I Preferred Shares and Series J Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a cap of 4,680,500 common shares, 8,835,200 commons shares and 12,842,400 common shares, respectively.
Preferred Dividends
The Company paid the following dividends on preferred shares during the year ended December 31, 2016:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Date Paid
7.5% Series H	$0.47	December 31, 2015	January 1, 2016	January 15, 2016
6.375% Series I	$0.40	December 31, 2015	January 1, 2016	January 15, 2016
7.5% Series H	$0.47	March 31, 2016	April 1, 2016	April 15, 2016
6.375% Series I	$0.40	March 31, 2016	April 1, 2016	April 15, 2016
7.5% Series H	$0.47	June 30, 2016	July 1, 2016	July 15, 2016
6.375% Series I	$0.40	June 30, 2016	July 1, 2016	July 15, 2016
6.3% Series J (2)	$0.22	June 30, 2016	July 1, 2016	July 15, 2016
7.5% Series H	$0.47	September 30, 2016	September 30, 2016	October 17, 2016
6.375% Series I	$0.40	September 30, 2016	September 30, 2016	October 17, 2016
6.3% Series J	$0.39	September 30, 2016	September 30, 2016	October 17, 2016
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

The following schedule presents the effects of changes in the Company’s ownership interest in the Operating Partnership on the Company’s equity:

	For the year ended December 31,
	2016	2015	2014
Net income attributable to common shareholders	$234,575	$123,383	$197,561
Increase (decrease) in additional paid-in capital from adjustments to noncontrolling interests of common units in Operating Partnership	0	14	(397)
Change from net income attributable to common shareholders and adjustments to noncontrolling interests	$234,575	$123,397	$197,164
There were no redemptions of common units of limited partnership interest held by limited partners of the Operating Partnership in 2016.
As of December 31, 2016, the Operating Partnership had 145,223 common units of limited partnership interest outstanding, representing a 0.1% partnership interest held by the limited partners. As of December 31, 2016, approximately $4,425 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $4,425 is based on the Company’s closing common share price of $30.47 on December 31, 2016, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain limitations, the outstanding common units of limited partnership are redeemable for cash, or at the Company’s option, for a like number of common shares of beneficial interest of the Company.

7.	Equity Incentive Plan
The 2014 Plan permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At December 31, 2016, there were 2,663,994 common shares available for future grant under the 2014 Plan. Upon the approval of the 2014 Plan by the common shareholders on May 7, 2014, the 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
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

A summary of the Company’s nonvested shares with service conditions as of December 31, 2016 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2016	228,835	$33.29
Granted	110,826	25.01
Vested (1)	(90,191)	31.70
Forfeited	(12,711)	27.41
Nonvested at December 31, 2016 (2)	236,759	$30.78

(1)	Amount includes accelerated vesting of the former Chief Financial Officer’s shares.

(2)	Amount excludes 29,376 share awards with market conditions which were earned but nonvested due to a service condition as of December 31, 2016.
As of December 31, 2016 and 2015, there were $2,798 and $3,914, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of December 31, 2016 and 2015, these costs were expected to be recognized over a weighted–average period of 1.2 and 1.4 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the years ended December 31, 2016, 2015 and 2014 was $2,256, $3,152 and $5,602, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $3,002, $3,323 and $3,055 for the years ended December 31, 2016, 2015 and 2014, respectively.
On April 9, 2016, the Company finalized the former Chief Financial Officer’s severance package and the termination date was set to be no later than April 29, 2016. Pursuant to the terms of the award agreements, all of his nonvested share awards with service conditions would vest upon termination. Accordingly, the Company accelerated the recognition of previously unrecognized compensation costs related to his nonvested share awards with service conditions over the estimated remaining service period. On May 6, 2016, all of his nonvested share awards with service conditions vested with all remaining previously unrecognized compensation costs recognized. The compensation cost (net of forfeitures) that has been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income was $538 for the year ended December 31, 2016.
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
On January 24 and January 26, 2011, the Company’s Board of Trustees granted a target of 8,925 and 35,920 nonvested share awards with market conditions to executives, respectively. On January 1, 2014, the executives earned 79.5% of the target number of shares, or 35,652 shares. The shares representing the difference between 79.5% and 100% of the target, or 9,193 shares, were forfeited on January 1, 2014. Of the earned shares, 11,885 shares vested immediately on January 1, 2014, 11,884 shares vested on January 1, 2015 and the remaining 11,883 shares vested on January 1, 2016. The executives received cash payments of $75 on the earned shares equal to the value of all dividends paid on common shares from December 31, 2010 until the determination date, January 1, 2014. As of January 1, 2014, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares, including those shares subject to further vesting.

On January 26, 2012, the Company’s Board of Trustees granted a target of 79,823 nonvested share awards with market conditions to executives (the “January 26, 2012 Awards”). On January 1, 2015, the executives earned 136.3% of their 79,823 target number of shares, or 108,779 shares. Of the shares earned, 36,261 and 36,260 shares vested on January 1, 2015 and January 1, 2016, respectively. On May 6, 2016, upon his termination, all of the former Chief Financial Officer’s 6,882 earned shares vested immediately. The remaining 29,376 earned shares will vest January 1, 2017 based on continued employment. The executives received a cash payment of $334 on the earned shares equal to the value of all dividends paid on common shares from January 1, 2012 until the determination date, January 1, 2015. As of January 1, 2015, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares.
On January 30, 2013, the Company’s Board of Trustees granted a target of 80,559 nonvested share awards with either market or performance conditions to executives (the “January 30, 2013 Awards”). On March 1, 2016, the executives earned 91.7% of their 40,280 target number of shares, or 36,926 shares, and all of the earned shares vested immediately. The shares representing the difference between 91.7% and 100% of the target, or 3,354 shares, were forfeited on March 1, 2016. The executives also received a cash payment of $151 on the shares equal to the value of all dividends paid on common shares from January 1, 2013 until the determination date, February 29, 2016. As of March 1, 2016, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares. On August 11, 2016, the executives earned 133.2% of their 32,117 remaining target shares exclusive of the 8,162 shares granted to the former Chief Financial Officer, or 42,824 shares, and all of the earned shares vested immediately. The executives also received a cash payment of $214 on the shares equal to the value of all dividends paid on common shares from January 1, 2013 until the determination date, August 11, 2016. As of August 11, 2016, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares.
On March 20, 2014, the Company’s Board of Trustees granted a target of 57,385 nonvested share awards exclusive of the 14,582 shares granted to the former Chief Financial Officer, with either market or performance conditions to executives (the “March 20, 2014 Awards”). The actual amounts of the shares awarded with respect to 28,692 of the 57,385 shares will be determined on January 1, 2017, based on the performance measurement period of January 1, 2014 through December 31, 2016, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 28,693 of the 57,385 shares will be determined on July 1, 2017, based on the performance measurement period of July 1, 2014 through June 30, 2017, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2017 and July 1, 2017, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 28,692 shares, amortization commenced on March 20, 2014, the beginning of the requisite service period, and, with respect to 28,693 shares, amortization commenced on July 1, 2014, the beginning of the requisite service period.
On March 19, 2015, the Company’s Board of Trustees granted a target of 49,225 nonvested share awards exclusive of the 12,435 shares granted to the former Chief Financial Officer, with either market or performance conditions to executives (the “March 19, 2015 Awards”). The actual amounts of the shares awarded with respect to 24,612 of the 49,225 shares will be determined on January 1, 2018, based on the performance measurement period of January 1, 2015 through December 31, 2017, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 24,613 of the 49,225 shares will be determined on July 1, 2018, based on the performance measurement period of July 1, 2015 through June 30, 2018, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2018 and July 1, 2018, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 24,612 shares, amortization commenced on March 19, 2015, the beginning of the requisite service period, and, with respect to 24,613 shares, amortization commenced on July 1, 2015, the beginning of the requisite service period.
On March 18, 2016, the Company’s Board of Trustees granted a target of 77,565 nonvested share awards exclusive of the 19,610 shares granted to the former Chief Financial Officer, with either market or performance conditions to executives (the “March 18, 2016 Awards”). The actual amounts of the shares awarded with respect to 38,782 of the 77,565 shares will be determined on or about January 1, 2019, based on the performance measurement period of January 1, 2016 through December 31, 2018, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 38,783 of the 77,565 shares will be determined on or about July 1, 2019, based on the performance measurement period of July 1, 2016 through June 30, 2019, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2019 and July 1, 2019, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 38,782 shares, amortization commenced on March 18, 2016, the beginning of the requisite service period, and, with respect to 38,783 shares, amortization commenced on July 1, 2016, the beginning of the requisite service period.
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
The grant date fair values of the above described nonvested share awards with market conditions were determined by the Company using data under the Monte Carlo valuation method provided by a third-party consultant. The terms stipulated in the award agreements used to determine the total amount of the shares awarded for all awards granted prior to 2013 consist of the following three tranches: (1) a comparison of the Company’s “total return” (the increase in the market price of a Company’s common shares plus dividends declared thereon and assuming such dividends are reinvested as calculated by the FTSE NAREIT Equity Index) to the total return of the companies in the FTSE NAREIT Equity Index, (2) a comparison of the Company’s total return to the total returns of six companies in a designated peer group of the Company and (3) the Company’s actual performance as compared to a Board-established total return goal.
For the awards granted in 2013 and after, the nonvested awards consist of three tranches in each performance measurement period described above. Two of the tranches in the award agreements are nonvested share awards with market conditions, consistent with tranches described in (2) and (3) above, and were valued on the grant date via the methodology described above using a third-party consultant. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. The grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis. As of December 31, 2016, a change in the Company’s estimate of probable outcome occurred for all the award tranches with performance conditions as the return on invested capital measurement assumptions (see below) was revised from 100% to 200% resulting in a cumulative adjustment to compensation cost.
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

The assumptions used were as follows for each performance measure:

	Volatility	Interest Rates	Dividend Yield	Stock Beta	Fair Value of Components of Award	Weighting of Total Awards
April 25, 2016 Awards (performance period starting January 1, 2016)
Target amounts	26.40%	1.01%	N/A	N/A	$18.61	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$23.75	33.30%
Peer companies	26.40%	1.01%	N/A	1.024	$23.63	33.30%
April 25, 2016 Awards (performance period starting July 1, 2016)
Target amounts	26.40%	1.01%	N/A	N/A	$20.47	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$23.75	33.30%
Peer companies	26.40%	1.01%	N/A	1.024	$26.10	33.30%
March 18, 2016 Awards (performance period starting January 1, 2016)
Target amounts	26.40%	1.00%	N/A	N/A	$22.23	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$25.14	33.30%
Peer companies	26.40%	1.00%	N/A	1.023	$25.18	33.30%
March 18, 2016 Awards (performance period starting July 1, 2016)
Target amounts	26.40%	1.00%	N/A	N/A	$21.65	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$25.14	33.30%
Peer companies	26.40%	1.00%	N/A	1.023	$27.81	33.30%
March 19, 2015 Awards (performance period starting January 1, 2015)
Target amounts	24.40%	0.99%	N/A	N/A	$29.25	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$38.84	33.30%
Peer companies	24.40%	0.99%	N/A	1.011	$40.69	33.30%
March 19, 2015 Awards (performance period starting July 1, 2015)
Target amounts	24.40%	0.99%	N/A	N/A	$31.86	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$38.84	33.30%
Peer companies	24.40%	0.99%	N/A	1.011	$41.00	33.30%
May 31, 2008 Awards (performance period starting July 1, 2014)
Target amounts	33.30%	0.90%	N/A	N/A	$32.57	20.00%
NAREIT index	33.30%	0.90%	N/A	1.356	$39.26	40.00%
Peer companies	33.30%	0.90%	N/A	0.908	$38.15	40.00%
March 20, 2014 Awards (performance period starting January 1, 2014)
Target amounts	33.70%	0.90%	N/A	N/A	$31.94	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$31.82	33.30%
Peer companies	33.70%	0.90%	N/A	0.938	$31.02	33.30%
March 20, 2014 Awards (performance period starting July 1, 2014)
Target amounts	33.70%	0.90%	N/A	N/A	$31.23	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$31.82	33.30%
Peer companies	33.70%	0.90%	N/A	0.938	$34.53	33.30%
January 30, 2013 Awards (performance period starting January 1, 2013)
Target amounts	38.70%	0.42%	N/A	N/A	$29.38	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$27.20	33.30%
Peer companies	38.70%	0.42%	N/A	0.864	$30.51	33.30%
January 30, 2013 Awards (performance period starting July 1, 2013)
Target amounts	38.70%	0.42%	N/A	N/A	$27.70	33.40%
Return on invested capital	N/A	N/A	N/A	N/A	$27.20	33.30%
Peer companies	38.70%	0.42%	N/A	0.864	$31.34	33.30%
January 26, 2012 Awards
Target amounts	65.30%	0.31%	N/A	N/A	$36.22	33.40%
NAREIT index	65.30%	0.31%	N/A	1.370	$35.25	33.30%
Peer companies	65.30%	0.31%	N/A	0.911	$35.33	33.30%

A summary of the Company’s restricted share awards with either market or performance conditions as of December 31, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2016	348,587	$33.98
Granted (1)(2)	121,372	24.74
Vested (2)	(155,463)	31.89
Forfeited (2)	(38,313)	29.26
Nonvested at December 31, 2016	276,183	$27.36

(1)	Amount includes an additional 10,707 shares issued on August 11, 2016 from the January 30, 2013 grant, which were earned in excess of the target amount.

(2)	Amounts include 27,570 shares vested, 858 shares earned in excess of target amount, and 34,959 shares forfeited, respectively, upon termination of the former Chief Financial Officer.
As of December 31, 2016 and 2015, there were $3,757 and $5,342, respectively, of total unrecognized compensation costs related to restricted share awards with market or performance conditions. As of December 31, 2016 and 2015, these costs were expected to be recognized over a weighted–average period of 1.8 and 1.7 years, respectively. As of December 31, 2016 and 2015, there were 463,532 and 308,069 share awards with market or performance conditions vested, respectively. Additionally, there were 29,376 and 84,401 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of December 31, 2016 and 2015, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income were $3,896, $4,360 and $3,567 for the years ended December 31, 2016, 2015 and 2014, respectively.
On April 9, 2016, the Company finalized the former Chief Financial Officer’s severance package and the termination date was set to be no later than April 29, 2016. Pursuant to the terms of the award agreements, a portion of his nonvested share awards with market or performance conditions would vest upon termination. Accordingly, the Company accelerated the recognition of previously unrecognized compensation costs on his nonvested share awards with market or performance conditions over the estimated remaining service period. On May 6, 2016 and May 9, 2016, a portion of his nonvested share awards with market or performance conditions vested, a portion was forfeited and additional shares were earned for awards valued at over 100% of the target, with all remaining previously unrecognized compensation costs recognized. The compensation cost (net of forfeitures) related to his nonvested share awards with market or performance conditions that has been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income was $96 for the year ended December 31, 2016.
For the year ended December 31, 2016, severance expense related to the former Chief Financial Officer’s termination totaled $1,576 and included cash compensation and benefits, compensation for shares with service conditions and shares with market or performance conditions and cash payments related to dividends on restricted shares that vested.
Board of Trustees’ Compensation
The Company issues common shares of beneficial interest to the independent members of the Board of Trustees for at least half of their compensation in lieu of cash. The Trustees may elect to receive the remaining half in cash or additional common shares. All or a portion of the shares issued may be deferred. The Company issued an aggregate of 25,113, 18,774 and 15,865 shares, including 9,103, 4,910 and 4,183 deferred shares, related to the Trustees’ compensation for the years 2016, 2015 and 2014, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.

Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the year ended December 31,
	2016	2015	2014
General and administrative	$103,993	$101,397	$87,210
Sales and marketing	75,212	73,654	61,249
Repairs and maintenance	39,309	39,521	37,169
Management and incentive fees	40,064	39,686	36,463
Utilities and insurance	33,109	34,427	32,296
Franchise fees	10,396	9,836	8,346
Other expenses	3,182	2,483	1,775
Total other indirect expenses	$305,265	$301,004	$264,508

As of December 31, 2016, LHL leased all 46 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Triton	San Francisco, CA
9.	Hotel Vitale	San Francisco, CA
10.	Park Central San Francisco	San Francisco, CA
11.	Serrano Hotel	San Francisco, CA
12.	The Marker San Francisco	San Francisco, CA
13.	Villa Florence	San Francisco, CA
14.	Chaminade Resort and Conference Center	Santa Cruz, CA
15.	Viceroy Santa Monica	Santa Monica, CA
16.	Chamberlain West Hollywood	West Hollywood, CA
17.	Le Montrose Suite Hotel	West Hollywood, CA
18.	Le Parc Suite Hotel	West Hollywood, CA
19.	The Grafton on Sunset	West Hollywood, CA
20.	Hotel George	Washington, DC
21.	Hotel Madera	Washington, DC
22.	Hotel Palomar, Washington, DC	Washington, DC
23.	Hotel Rouge	Washington, DC
24.	Mason & Rook Hotel	Washington, DC
25.	Sofitel Washington, DC Lafayette Square	Washington, DC
26.	The Donovan	Washington, DC
27.	The Liaison Capitol Hill	Washington, DC
28.	Topaz Hotel	Washington, DC
29.	Southernmost Beach Resort Key West	Key West, FL
30.	The Marker Waterfront Resort	Key West, FL
31.	Hotel Chicago	Chicago, IL
32.	Westin Michigan Avenue	Chicago, IL
33.	Hyatt Regency Boston Harbor	Boston, MA
34.	Onyx Hotel	Boston, MA
35.	The Liberty Hotel	Boston, MA
36.	Westin Copley Place	Boston, MA
37.	Gild Hall	New York, NY
38.	The Roger	New York, NY
39.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
40.	WestHouse Hotel New York	New York, NY
41.	The Heathman Hotel	Portland, OR
42.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
43.	Westin Philadelphia	Philadelphia, PA
44.	Lansdowne Resort	Lansdowne,VA
45.	Alexis Hotel	Seattle, WA
46.	Hotel Deca (1)	Seattle, WA
(1) Property sold on January 19, 2017 (see Note 13).

9.	Income Taxes
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

The following characterizes distributions paid per common share of beneficial interest and preferred share on a tax basis for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	$	%	$	%	$	%
Common shares of beneficial interest
Ordinary income	$1.1631	62.26%	$1.6570	100.00%	$1.4556	100.00%
Capital gain	0.4550	24.36%	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.2499	13.38%	0.0000	0.00%	0.0000	0.00%
	$1.8680	100.00%	$1.6570	100.00%	$1.4556	100.00%

Preferred shares (Series G) (1)
Ordinary income	$0.0000	0.00%	$0.0000	0.00%	$1.3745	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
	$0.0000	0.00%	$0.0000	0.00%	$1.3745	100.00%

Preferred shares (Series H)
Ordinary income	$1.4593	62.26%	$1.8750	100.00%	$1.8750	100.00%
Capital gain	0.5709	24.36%	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.3136	13.38%	0.0000	0.00%	0.0000	0.00%
	$2.3438	100.00%	$1.8750	100.00%	$1.8750	100.00%

Preferred shares (Series I)
Ordinary income	$1.2404	62.26%	$1.5938	100.00%	$1.5938	100.00%
Capital gain	0.4853	24.36%	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.2665	13.38%	0.0000	0.00%	0.0000	0.00%
	$1.9922	100.00%	$1.5938	100.00%	$1.5938	100.00%

Preferred shares (Series J) (2)
Ordinary income	$0.6265	62.26%	$0.0000	0.00%	$0.0000	0.00%
Capital gain	0.2451	24.36%	0.0000	0.00%	0.0000	0.00%
Unrecaptured Section 1250 gain	0.1346	13.38%	0.0000	0.00%	0.0000	0.00%
	$1.0062	100.00%	$0.0000	0.00%	$0.0000	0.00%
(1) On July 3, 2014, the Company redeemed its remaining Series G Preferred Shares (see Note 6).
(2) On May 25, 2016, the Company issued the Series J Preferred Shares (see Note 6).
The Company’s federal and state tax returns for the year ended December 31, 2016 have not been filed. The taxability information presented for the Company’s dividends paid in 2016 is based upon management’s estimate.
Income tax expense (benefit) was comprised of the following for the years ended December 31, 2016, 2015 and 2014:

	For the year ended December 31,
	2016	2015	2014
LHL’s income tax expense (benefit)	$4,491	$(2,546)	$1,260
Operating Partnership’s income tax expense	1,293	1,254	1,046
Total income tax expense (benefit)	$5,784	$(1,292)	$2,306

The components of LHL’s income tax expense (benefit) and income (loss) before income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the year ended December 31,
	2016	2015	2014
LHL’s income tax expense (benefit):
Federal
Current	$1,490	$(510)	$912
Deferred	1,901	(1,251)	372
State & local
Current	516	83	297
Deferred	584	(868)	(321)
Total	$4,491	$(2,546)	$1,260

LHL’s income (loss) before income tax expense (benefit)	$10,255	$(4,876)	$3,559
LHL’s provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to LHL’s pretax income (loss) for the years ended December 31, 2016, 2015 and 2014 as a result of the following differences:

	For the year ended December 31,
	2016	2015	2014
“Expected” federal tax expense (benefit) at statutory rate	$3,487	$(1,658)	$1,210
State income tax expense (benefit), net of federal income tax effect	776	(443)	302
Other, net	228	(445)	(252)
Income tax expense (benefit)	$4,491	$(2,546)	$1,260
LHL’s deferred tax assets (liabilities) as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Net operating loss carryforwards	$1,902	$4,175
Bad debt reserves (1)	260	255
Golf membership deferred revenue (1)(2)	(347)	(343)
Straight-line rent (1)(2)	(734)	(643)
Other	0	122
Net deferred tax assets	$1,081	$3,566

(1)	Amounts included in accounts payable and accrued expenses in the accompanying consolidated balance sheets for 2016.

(2)	For 2015, amounts netted because of the existence of deferred tax assets in both federal and state jurisdictions.
As of December 31, 2016, the Company had net deferred tax assets of $1,081 primarily due to temporary federal differences and current and past years’ state tax net operating losses. These loss carryforwards will generally expire in 2017 through 2035 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when management deems it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets related to state loss carryforwards prior to the expiration of the loss carryforwards and has determined that no valuation allowance is necessary. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
The Company has no material unrecognized income tax benefits as of December 31, 2016 and 2015. As of December 31, 2016, the tax years that remain subject to examination by major tax jurisdictions generally include 2012 through 2016.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		December 31, 2016	December 31, 2015
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$3,295	$1,605
Derivative interest rate instruments	Accounts payable and accrued expenses	$927	$1,702
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Note receivable	$0	$0	$80,000	$80,000
Borrowings under credit facilities	$0	$0	$21,000	$21,061
Term loans	$855,000	$857,224	$855,000	$856,038
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loans	$225,000	$225,224	$511,294	$511,786
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loans using interest rates ranging from 1.5% to 1.8% as of December 31, 2016 and from 1.5% to 4.4% as of December 31, 2015 with a weighted average effective interest rate of 1.5% and 2.1% as of December 31, 2016 and 2015, respectively. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At December 31, 2016 and 2015, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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
The computation of basic and diluted earnings per common share is as follows:

	For the year ended December 31,
	2016	2015	2014
Numerator:
Net income attributable to common shareholders	$234,575	$123,383	$197,561
Dividends paid on unvested restricted shares	(491)	(542)	(411)
Undistributed earnings attributable to unvested restricted shares	(70)	0	(138)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$234,014	$122,841	$197,012
Denominator:
Weighted average number of common shares - basic	112,791,839	112,685,235	104,188,785
Effect of dilutive securities:
Compensation-related shares	372,760	411,185	357,110
Weighted average number of common shares - diluted	113,164,599	113,096,420	104,545,895
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$2.07	$1.09	$1.89
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$2.07	$1.09	$1.88

12.	Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2016	2015	2014
Interest paid, net of capitalized interest	$41,483	$52,155	$54,558
Interest capitalized	398	902	400
Income taxes paid, net	5,111	3,112	815
Increase in distributions payable on common shares	58	8,477	13,227
Increase (decrease) in distributions payable on preferred shares	2,363	0	(1,064)
Redemption of common units for common shares	0	3,400	0
Write-off of fully depreciated furniture, fixtures and equipment	0	16,000	582
Write-off of fully amortized debt issuance costs	826	131	273
(Decrease) increase in accrued capital expenditures	(6,149)	2,334	(994)
Grant of nonvested shares and awards to employees and executives, net	4,831	5,188	7,953
Issuance of common shares for Board of Trustees compensation (1)	480	1,874	602
In conjunction with the sale of properties, the Company disposed of the following assets and liabilities:
Sale proceeds, net of closing costs	$164,094	$0	$167,921
Other assets	4,226	0	1,397
Liabilities	(1,655)	0	(1,480)
Proceeds from sale of properties	$166,665	$0	$167,838
In conjunction with the acquisition of properties, the Company assumed the following assets and liabilities:
Investment in properties (after credits at closing)	$0	$(445,734)	$(194,198)
Other assets	0	(1,897)	(1,361)
Liabilities	0	8,474	4,448
Acquisition of properties	$0	$(439,157)	$(191,111)
(1) Refer to Note 6 for issuances of previously deferred shares.

13.	Subsequent Events
On January 1, 2017, the Company issued 16,010 common shares of beneficial interest and authorized an additional 9,103 deferred shares to the independent members of its Board of Trustees for their 2016 compensation. These common shares of beneficial interest were issued under the 2014 Plan.
On January 4, 2017, the Company received 54,410 common shares of beneficial interest related to executives and employees surrendering shares to pay taxes at the time restricted shares vested.
On January 31, 2017 the Company issued 27,767 common shares of beneficial interest, related to a former Board of Trustee member, for his accumulated deferred shares granted as compensation for years 2001 through 2016. Of the common shares of beneficial interest issued, 4,888 were issued under the 2014 Plan and the remaining 22,879 were issued under the 2009 Plan.
The Company paid the following common and preferred share dividends subsequent to December 31, 2016:

Security Type	Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.45	December 31, 2016	December 30, 2016	January 17, 2017
7.5% Series H Preferred Shares	$0.47	December 31, 2016	December 30, 2016	January 17, 2017
6.375% Series I Preferred Shares	$0.40	December 31, 2016	December 30, 2016	January 17, 2017
6.3% Series J Preferred Shares	$0.39	December 31, 2016	December 30, 2016	January 17, 2017
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
On January 10, 2017, the Company refinanced its senior unsecured credit facility and First Term Loan. The $750,000 senior unsecured credit facility has a revised accordion feature which, subject to certain terms and conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $1,250,000. The new maturity date is January 8, 2021, subject to two six-month extension options, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings bear interest at variable rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. The $300,000 First Term Loan includes an accordion feature, which subject to certain terms and conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $500,000. The First Term Loan matures on January 10, 2022 and bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) through August 2, 2017 (see Note 4).
On January 10, 2017, the Company amended and restated its $555,000 Second Term Loan to match the financial and other covenants in its refinanced First Term Loan and senior unsecured credit facility. There were no changes to the maturity date or the accordion feature. The Second Term Loan bears interest at variable rates, but was hedged to a fixed interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) through May 16, 2019 for $177,500 of the Second Term Loan and through January 29, 2021 for the remaining $377,500 of the Second Term Loan (see Note 4).
Additionally, LHL refinanced its unsecured revolving credit facility with no change in capacity of $25,000, on similar terms as the senior unsecured credit facility. The new maturity date is January 10, 2021, subject to two six-month extension options, pursuant to certain terms and conditions, including payment of an extension fee.
On January 19, 2017, the Company sold Hotel Deca for $55,000. Substantially all of the assets held for sale consist of investment in hotel properties, net and immaterial prepaid expenses and other assets and the liabilities of assets held for sale consist of accounts payable and accrued expenses. The Company will recognize a gain in the first quarter of 2017 of approximately $30,500 related to the sale of this property. The proceeds will be used for general corporate purposes.
In February 2017, the Company’s Board of Trustees authorized an expansion of the Repurchase Program to acquire up to an additional $500,000 of the Company’s common shares of beneficial interest. Including the previous authorization, the Company now has availability under the Repurchase Program to acquire up to $569,807 of common shares of beneficial interest as of February 22, 2017.

14.	Quarterly Operating Results (Unaudited)
The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2016 and 2015 (in thousands, except per share data) follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$261,758	$352,763	$431,652	$289,477
Total expenses	252,684	293,143	273,974	262,714
Net income	9,074	59,620	157,678	26,763
Net income attributable to noncontrolling interests	(15)	(89)	(203)	(47)
Distributions to preferred shareholders	(3,042)	(4,355)	(5,405)	(5,404)
Net income attributable to common shareholders	$6,017	$55,176	$152,070	$21,312
Earnings per Common Share—Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.49	$1.34	$0.19
Earnings per Common Share—Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.05	$0.49	$1.34	$0.19
Weighted average number of common shares outstanding:
Basic	112,748,492	112,784,976	112,811,403	112,821,939
Diluted	113,108,158	113,113,253	113,159,844	113,185,883

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$250,809	$341,387	$331,004	$296,322
Total expenses	248,071	282,376	283,462	269,784
Net income	2,738	59,011	47,542	26,538
Net income attributable to noncontrolling interests	(15)	(147)	(75)	(40)
Distributions to preferred shareholders	(3,042)	(3,042)	(3,043)	(3,042)
Net (loss) income attributable to common shareholders	$(319)	$55,822	$44,424	$23,456
Earnings per Common Share—Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.00	$0.49	$0.39	$0.21
Earnings per Common Share—Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.00	$0.49	$0.39	$0.21
Weighted average number of common shares outstanding:
Basic	112,647,715	112,728,085	112,731,358	112,633,429
Diluted	112,647,715	113,141,908	113,137,284	113,028,661

LASALLE HOTEL PROPERTIES
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2016
(in thousands)

			Initial Cost			Cost Capitalized Subsequent to Acquisition (1)			Gross Amount at End of Year							Life on Which Depreciation in Statement of Operations is Computed
		Encum- brances	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Accumu- lated Depre- ciation	Net Book Value	Date of Original Construc- tion	Date of Acqui- sition
1.	Le Montrose Suite Hotel	$0	$5,004	$19,752	$2,951	$0	$5,764	$14,418	$5,004	$25,516	$17,369	$29,951	$17,938	1976	4/29/1998	3-40 years
2.	San Diego Paradise Point Resort and Spa	0	0	69,639	3,665	154	43,196	35,711	154	112,835	39,376	95,926	56,439	1962	6/1/1998	3-40 years
3.	Hyatt Regency Boston Harbor	42,500	0	66,159	5,246	16	5,059	15,952	16	71,218	21,198	58,736	33,696	1993	6/24/1998	3-40 years
4.	Topaz Hotel	0	2,137	8,549	0	12	4,307	6,845	2,149	12,856	6,845	12,719	9,131	1963	3/8/2001	3-40 years
5.	Hotel Madera	0	1,682	6,726	0	15	5,559	6,643	1,697	12,285	6,643	11,685	8,940	1963	3/8/2001	3-40 years
6.	Hotel Rouge	0	2,162	8,647	0	17	5,071	8,233	2,179	13,718	8,233	14,764	9,366	1963	3/8/2001	3-40 years
7.	Mason & Rook Hotel	0	2,636	10,546	0	14	26,545	8,718	2,650	37,091	8,718	12,087	36,372	1962	3/8/2001	3-40 years
8.	The Liaison Capitol Hill	0	8,353	33,412	2,742	19	15,647	23,494	8,372	49,059	26,236	48,663	35,004	1968	6/1/2001	3-40 years
9.	Lansdowne Resort	0	27,421	74,835	3,114	33,333	28,210	37,225	60,754	103,045	40,339	83,776	120,362	1991	6/17/2003	3-40 years
10.	Hotel George	0	1,743	22,221	531	0	1,141	8,745	1,743	23,362	9,276	16,849	17,532	1928	9/18/2003	3-40 years
11.	Chaminade Resort and Conference Center	0	5,240	13,111	299	24	9,124	17,817	5,264	22,235	18,116	21,544	24,071	1985	11/18/2004	3-40 years
12.	Hilton San Diego Gaslamp Quarter	0	5,008	77,892	2,250	0	1,508	11,897	5,008	79,400	14,147	34,054	64,501	2000	1/6/2005	3-40 years
13.	The Grafton on Sunset	0	1,882	23,226	431	11	3,695	9,666	1,893	26,921	10,097	13,966	24,945	1954	1/10/2005	3-40 years
14.	Onyx Hotel	0	6,963	21,262	445	3,568	212	3,943	10,531	21,474	4,388	9,286	27,107	2004	5/18/2005	3-40 years
15.	Westin Copley Place	225,000	0	295,809	28,223	0	24,909	51,845	0	320,718	80,068	160,192	240,594	1983	8/31/2005	3-40 years
16.	Hotel Deca (2)	0	4,938	21,720	577	0	885	6,315	4,938	22,605	6,892	11,555	22,880	1931	12/8/2005	3-40 years
17.	The Hilton San Diego Resort and Spa	0	0	85,572	4,800	122	15,900	20,377	122	101,472	25,177	55,135	71,636	1962	12/15/2005	3-40 years
18.	The Donovan	0	11,384	34,573	0	0	36,539	15,751	11,384	71,112	15,751	42,445	55,802	1972	12/16/2005	3-40 years
19.	Le Parc Suite Hotel	0	13,971	31,742	2,741	3	2,550	10,684	13,974	34,292	13,425	21,131	40,560	1970	1/27/2006	3-40 years
20.	Westin Michigan Avenue	0	38,158	154,181	24,112	17	19,557	39,639	38,175	173,738	63,751	95,259	180,405	1963/1972	3/1/2006	3-40 years
21.	Hotel Chicago	0	9,403	104,148	889	155	32,177	29,433	9,558	136,325	30,322	65,165	111,040	1998	3/1/2006	3-40 years
22.	Alexis Hotel	0	6,581	31,062	578	13	10,716	8,562	6,594	41,778	9,140	21,434	36,078	1901/1982	6/15/2006	3-40 years
23.	Hotel Solamar	0	0	79,111	7,890	0	717	12,715	0	79,828	20,605	33,157	67,276	2005	8/1/2006	3-40 years
24.	Gild Hall	0	6,732	45,016	984	2	3,157	13,557	6,734	48,173	14,541	24,501	44,947	1999	11/17/2006	3-40 years
25.	Hotel Amarano Burbank	0	5,982	29,292	1,253	329	6,394	8,193	6,311	35,686	9,446	14,716	36,727	2002	12/19/2006	3-40 years
26.	Sofitel Washington, DC Lafayette Square	0	11,082	80,342	2,619	0	409	14,111	11,082	80,751	16,730	23,507	85,056	2002	3/1/2010	3-40 years
27.	The Marker San Francisco	0	11,435	53,186	3,736	0	1,930	9,832	11,435	55,116	13,568	17,806	62,313	1910/1995	9/1/2010	3-40 years
28.	Westin Philadelphia	0	35,100	106,100	3,776	0	817	9,974	35,100	106,917	13,750	25,205	130,562	1990	9/1/2010	3-40 years
29.	Embassy Suites Philadelphia - Center City	0	13,600	62,900	2,504	0	2,554	8,536	13,600	65,454	11,040	17,193	72,901	1963/1993	9/1/2010	3-40 years
30.	The Roger	0	0	95,079	3,509	0	122	12,310	0	95,201	15,819	31,446	79,574	1930/1998	10/6/2010	3-34 years
31.	Chamberlain West Hollywood	0	6,470	29,085	2,895	0	356	4,185	6,470	29,441	7,080	9,650	33,341	1970/2005	12/6/2010	3-40 years
32.	Viceroy Santa Monica	0	0	75,270	4,747	0	390	5,168	0	75,660	9,915	18,639	66,936	1967/2002	3/16/2011	3-40 years
33.	Villa Florence	0	12,413	50,997	3,202	0	0	9,912	12,413	50,997	13,114	14,041	62,483	1908	10/5/2011	3-40 years
34/35.	Park Central Hotel New York/WestHouse Hotel New York	0	135,306	250,262	9,004	0	41,840	50,830	135,306	292,102	59,834	77,758	409,484	1928	12/29/2011	3-40 years
36.	Hotel Palomar, Washington, DC	0	26,859	111,214	5,648	0	890	12,678	26,859	112,104	18,326	22,096	135,193	1962	3/8/2012	3-40 years
37.	L’Auberge Del Mar	0	13,475	59,481	3,628	125	19	4,476	13,600	59,500	8,104	9,940	71,264	1989	12/6/2012	3-40 years
38.	The Liberty Hotel	0	0	160,731	9,040	0	263	14,288	0	160,994	23,328	26,350	157,972	1851/2007	12/28/2012	3-40 years
39.	Harbor Court Hotel	0	0	54,563	714	0	701	455	0	55,264	1,169	5,953	50,480	1926/1991	8/1/2013	3-35 years
40.	Hotel Triton	0	0	37,253	1,379	0	(2,284)	718	0	34,969	2,097	4,693	32,373	1912/1991	8/1/2013	3-34.5 years
41.	Serrano Hotel	0	20,475	48,501	2,500	0	219	1,055	20,475	48,720	3,555	6,864	65,886	1928/1999	8/21/2013	3-40 years
42.	Southernmost Beach Resort Key West	0	101,517	79,795	3,105	0	1,676	3,054	101,517	81,471	6,159	10,016	179,131	1958-2008	8/27/2013	3-40 years
43.	Hotel Vitale	0	0	125,150	4,766	0	(241)	735	0	124,909	5,501	11,321	119,089	2005	4/2/2014	3-40 years
44.	The Heathman Hotel	0	10,280	50,001	4,002	0	1,268	352	10,280	51,269	4,354	4,142	61,761	1927	12/18/2014	3-40 years
45.	Pack Central San Francisco	0	80,640	255,105	14,057	0	56	1,586	80,640	255,161	15,643	18,008	333,436	1984	1/23/2015	3-40 years
46.	The Marker Waterfront Resort	0	48,133	41,143	6,656	0	0	722	48,133	41,143	7,378	4,149	92,505	2014	3/16/2015	3-40 years
	Total	$267,500	$694,165	$3,194,361	$185,208	$37,949	$359,524	$591,355	$732,114	$3,553,885	$776,563	$1,367,473	$3,695,089

(1)    Costs of disposals, impairments and reclassifications to property under development are reflected as reductions to cost capitalized subsequent to acquisition. Reclassifications from property under development are reflected as increases to cost capitalized subsequent to acquisition.
(2)    As of December 31, 2016, Hotel Deca was classified as held for sale. The property was sold on January 19, 2017.

LASALLE HOTEL PROPERTIES
Schedule III—Real Estate and Accumulated Depreciation—Continued
As of December 31, 2016

Reconciliation of Real Estate and Accumulated Depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2013	$4,351,073
Acquisition of hotel properties	194,198
Improvements and additions to hotel properties	66,706
Reclassification from property under development	14,163
Disposal of hotels	(130,846)
Disposal of assets	(1,220)
Balance at December 31, 2014	$4,494,074
Acquisition of hotel properties	445,734
Improvements and additions to hotel properties	93,599
Reclassification from property under development	30,343
Disposal of assets	(16,488)
Balance at December 31, 2015	$5,047,262
Improvements and additions to hotel properties	82,148
Reclassification from property under development	46,292
Disposal of hotel	(112,718)
Disposal of assets	(422)
Balance at December 31, 2016	$5,062,562

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2013	$967,885
Depreciation	154,585
Disposal of hotels	(56,130)
Disposal of assets	(822)
Balance at December 31, 2014	$1,065,518
Depreciation	180,346
Disposal of assets	(16,278)
Balance at December 31, 2015	$1,229,586
Depreciation	191,791
Disposal of hotel	(53,697)
Disposal of assets	(207)
Balance at December 31, 2016	$1,367,473