Form 10-Q
period 2017-03-31
LaSalle Hotel Properties
filed 2017-04-19
CIK 1053532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
___________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common and preferred shares as of the latest practicable date.

Class	Outstanding at April 19, 2017
Common Shares of Beneficial Interest ($0.01 par value)	113,219,482
7.5% Series H Cumulative Redeemable Preferred Shares ($0.01 par value)	2,750,000
6.375% Series I Cumulative Redeemable Preferred Shares ($0.01 par value)	4,400,000
6.3% Series J Cumulative Redeemable Preferred Shares ($0.01 par value)	6,000,000

LASALLE HOTEL PROPERTIES

PART I.	Financial Information

Item 1.	Financial Statements
LASALLE HOTEL PROPERTIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets:
Investment in hotel properties, net (Note 3)	$3,456,271	$3,672,209
Property under development	15,128	21,078
Assets held for sale (Note 3)	36,241	23,283
Cash and cash equivalents	361,436	134,652
Restricted cash reserves (Note 5)	12,592	15,035
Hotel receivables (net of allowance for doubtful accounts of $296 and $279, respectively)	33,202	35,403
Debt issuance costs for borrowings under credit facilities, net	4,085	1,699
Deferred tax assets	6,992	1,902
Prepaid expenses and other assets	43,503	38,818
Total assets	$3,969,450	$3,944,079
Liabilities:
Borrowings under credit facilities (Note 4)	$0	$0
Term loans, net of unamortized debt issuance costs (Note 4)	852,861	852,758
Bonds payable, net of unamortized debt issuance costs (Note 4)	42,461	42,455
Mortgage loan, net of unamortized debt issuance costs (Note 4)	223,732	223,494
Accounts payable and accrued expenses	143,638	171,965
Liabilities of assets held for sale (Note 3)	27,096	247
Advance deposits	31,973	33,232
Accrued interest	2,129	2,209
Distributions payable	56,419	56,360
Total liabilities	1,380,309	1,382,720
Commitments and contingencies (Note 5)
Equity:
Shareholders’ Equity:
Preferred shares of beneficial interest, $0.01 par value (liquidation preference of $328,750), 40,000,000 shares authorized; 13,150,000 shares issued and outstanding (Note 6)	132	132
Common shares of beneficial interest, $0.01 par value, 200,000,000 shares authorized; 113,219,482 shares issued and outstanding, and 113,115,442 shares issued and 113,088,074 shares outstanding, respectively (Note 6)	1,132	1,131
Treasury shares, at cost (Note 6)	0	(739)
Additional paid-in capital, net of offering costs of $85,223	2,830,724	2,830,740
Accumulated other comprehensive income (Note 4)	4,472	2,365
Distributions in excess of retained earnings	(250,660)	(275,564)
Total shareholders’ equity	2,585,800	2,558,065
Noncontrolling Interests:
Noncontrolling interests in consolidated entities	17	17
Noncontrolling interests of common units in Operating Partnership (Note 6)	3,324	3,277
Total noncontrolling interests	3,341	3,294
Total equity	2,589,141	2,561,359
Total liabilities and equity	$3,969,450	$3,944,079
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share data)
(unaudited)

	For the three months ended
	March 31,
	2017	2016
Revenues:
Hotel operating revenues:
Room	$178,365	$181,420
Food and beverage	52,304	56,347
Other operating department	20,367	20,643
Total hotel operating revenues	251,036	258,410
Other income	3,369	1,694
Total revenues	254,405	260,104
Expenses:
Hotel operating expenses:
Room	52,323	52,291
Food and beverage	39,148	42,908
Other direct	4,184	3,683
Other indirect (Note 8)	69,656	71,915
Total hotel operating expenses	165,311	170,797
Depreciation and amortization	47,263	47,628
Real estate taxes, personal property taxes and insurance	16,115	16,191
Ground rent (Note 5)	3,385	3,813
General and administrative	6,554	5,830
Other expenses	1,918	2,178
Total operating expenses	240,546	246,437
Operating income	13,859	13,667
Interest income	142	1,654
Interest expense	(9,827)	(11,867)
Loss from extinguishment of debt (Note 4)	(1,706)	0
Income before income tax benefit	2,468	3,454
Income tax benefit (Note 9)	4,773	5,620
Income before gain on sale of properties	7,241	9,074
Gain on sale of properties (Note 3)	74,358	0
Net income	81,599	9,074
Noncontrolling interests of common units in Operating Partnership (Note 6)	(110)	(15)
Net income attributable to the Company	81,489	9,059
Distributions to preferred shareholders	(5,405)	(3,042)
Net income attributable to common shareholders	$76,084	$6,017

LASALLE HOTEL PROPERTIES
Consolidated Statements of Operations and Comprehensive Income (Loss) - Continued
(in thousands, except share data)
(unaudited)

	For the three months ended
	March 31,
	2017	2016
Earnings per Common Share - Basic (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.67	$0.05
Earnings per Common Share - Diluted (Note 11):
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.67	$0.05
Weighted average number of common shares outstanding:
Basic	112,923,719	112,748,492
Diluted	113,306,209	113,108,158

Comprehensive Income (Loss):
Net income	$81,599	$9,074
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments (Note 4)	1,124	(14,252)
Reclassification adjustment for amounts recognized in net income (Note 4)	985	1,780
	83,708	(3,398)
Noncontrolling interests of common units in Operating Partnership (Note 6)	(112)	1
Comprehensive income (loss) attributable to the Company	$83,596	$(3,397)
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Equity
(in thousands, except per share/unit data)
(unaudited)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interests in Consolidated Entities	Noncontrolling Interests of Common Units in Operating Partnership	Total Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$72	$1,131	$(4,798)	$2,684,010	$(97)	$(306,051)	$2,374,267	$18	$3,198	$3,216	$2,377,483
Issuance of shares, net of offering costs	0	0	1,584	(1,183)	0	0	401	0	0	0	401
Repurchase of common shares into treasury	0	0	(1,240)	0	0	0	(1,240)	0	0	0	(1,240)
Deferred compensation, net	0	0	3,021	(1,207)	0	0	1,814	0	0	0	1,814
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(151)	(151)	0	0	0	(151)
Distributions on common shares/units ($0.45 per share/unit)	0	0	0	0	0	(50,924)	(50,924)	0	(65)	(65)	(50,989)
Distributions on preferred shares	0	0	0	0	0	(3,042)	(3,042)	0	0	0	(3,042)
Net income	0	0	0	0	0	9,059	9,059	0	15	15	9,074
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	0	0	0	0	(14,234)	0	(14,234)	0	(18)	(18)	(14,252)
Reclassification adjustment for amounts recognized in net income	0	0	0	0	1,778	0	1,778	0	2	2	1,780
Balance, March 31, 2016	$72	$1,131	$(1,433)	$2,681,620	$(12,553)	$(351,109)	$2,317,728	$18	$3,132	$3,150	$2,320,878

Balance, December 31, 2016	$132	$1,131	$(739)	$2,830,740	$2,365	$(275,564)	$2,558,065	$17	$3,277	$3,294	$2,561,359
Issuance of shares, net of offering costs	0	0	2,397	(1,157)	0	0	1,240	0	0	0	1,240
Repurchase of common shares into treasury	0	0	(2,223)	0	0	0	(2,223)	0	0	0	(2,223)
Deferred compensation, net	0	1	565	1,141	0	0	1,707	0	0	0	1,707
Distributions on earned shares from share awards with market conditions	0	0	0	0	0	(190)	(190)	0	0	0	(190)
Distributions on common shares/units ($0.45 per share/unit)	0	0	0	0	0	(50,990)	(50,990)	0	(65)	(65)	(51,055)
Distributions on preferred shares	0	0	0	0	0	(5,405)	(5,405)	0	0	0	(5,405)
Net income	0	0	0	0	0	81,489	81,489	0	110	110	81,599
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	0	0	0	0	1,123	0	1,123	0	1	1	1,124
Reclassification adjustment for amounts recognized in net income	0	0	0	0	984	0	984	0	1	1	985
Balance, March 31, 2017	$132	$1,132	$0	$2,830,724	$4,472	$(250,660)	$2,585,800	$17	$3,324	$3,341	$2,589,141
The accompanying notes are an integral part of these consolidated financial statements.

LASALLE HOTEL PROPERTIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$81,599	$9,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,263	47,628
Amortization of debt issuance costs	765	878
Loss from extinguishment of debt	1,706	0
Gain on sale of properties	(74,358)	0
Amortization of deferred compensation	1,707	1,814
Deferred income tax benefit	(5,090)	(5,907)
Allowance for doubtful accounts	17	337
Other	361	154
Changes in assets and liabilities:
Restricted cash reserves	61	3,053
Hotel receivables	(880)	(2,451)
Prepaid expenses and other assets	(7,127)	(1,425)
Accounts payable and accrued expenses	2,288	3,867
Advance deposits	2,649	3,426
Accrued interest	(80)	(791)
Net cash provided by operating activities	50,881	59,657
Cash flows from investing activities:
Additions to properties	(12,674)	(27,025)
Improvements to properties	0	(9,343)
Purchase of office furniture and equipment	0	(4)
Restricted cash reserves	(383)	(734)
Proceeds from sale of properties	251,960	0
Property insurance proceeds	283	780
Net cash provided by (used in) investing activities	239,186	(36,326)
Cash flows from financing activities:
Borrowings under credit facilities	0	378,990
Repayments under credit facilities	0	(56,990)
Repayments of mortgage loans	0	(286,294)
Payment of debt issuance costs	(4,510)	0
Purchase of treasury shares	(2,223)	(1,240)
Payment of common offering costs	0	(19)
Distributions on earned shares from share awards with market conditions	(190)	(151)
Distributions on preferred shares	(5,405)	(3,042)
Distributions on common shares/units	(50,955)	(50,898)
Net cash used in financing activities	(63,283)	(19,644)
Net change in cash and cash equivalents	226,784	3,687
Cash and cash equivalents, beginning of period	134,652	5,700
Cash and cash equivalents, end of period	$361,436	$9,387
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
As of March 31, 2017, the Company owned interests in 43 hotels with approximately 10,880 guest rooms located in seven states and the District of Columbia. Each hotel is leased to LHL (see Note 8) under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2017 and December 2019. Lease revenue from LHL is eliminated in consolidation. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at March 31, 2017. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at March 31, 2017. See Note 6 for additional disclosures related to common units of the Operating Partnership.

2.	Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 due to seasonal and other factors. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Substantially all of the Company’s revenues and expenses are generated by the operations of the individual hotels. The Company records revenues and expenses that are estimated by the hotel operators and reviewed by the Company to produce quarterly financial statements because the management contracts do not require the hotel operators to submit actual results within a time frame that permits the Company to use actual results when preparing its Quarterly Reports on Form 10-Q for filing by the deadline prescribed by the SEC. Generally, the Company records actual revenue and expense amounts for the first two months of each quarter and estimated revenue and expense amounts for the last month of each quarter. Each quarter, the Company reviews the estimated revenue and expense amounts provided by the hotel operators for reasonableness based upon historical results for prior periods and internal Company forecasts. The Company records any differences between recorded estimated amounts and actual amounts in the following quarter; historically, these differences have not been material. The Company believes the quarterly revenues and expenses, recorded on the Company’s consolidated statements of operations and comprehensive income (loss) based on an aggregate estimate, are fairly stated. Also, given the timing of the Company’s hotel dispositions (see Note 3), estimates are included in gain on sale of properties in the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2017. Any differences between recorded estimated amounts and actual amounts will be recorded in the subsequent quarter.
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
As of March 31, 2017, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by third parties, (ii) the outside preferred ownership interests in a subsidiary and (iii) the outside ownership interest in a joint venture.

Variable Interest Entities
The Operating Partnership is a variable interest entity. The Company’s significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is an obligation of the Operating Partnership.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is finalizing its evaluation of the effect that ASU No. 2014-09 will have on its consolidated financial statements and related expanded disclosures by working with its hotel operators to analyze its revenue streams and to update its accounting policies. The Company is finalizing its evaluation of each of its revenue streams under the new model and because of the short-term, day-to-day nature of the Company’s hotel revenues the pattern of revenue recognition is not expected to change significantly. Additionally, the Company has historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, does not expect ASU No. 2014-09 to significantly impact the recognition of hotel sales. The Company does not believe ASU No. 2014-09 will have a material impact on its consolidated financial statements and is evaluating new disclosure requirements. The Company will adopt the new standard on its effective date of January 1, 2018 under the cumulative effect transition method.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not initial direct leasing costs. This standard will be effective for the first annual reporting period beginning after December 15, 2018. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures. The Company is creating an inventory of its leases and is analyzing its current ground lease obligations. The Company anticipates recording assets and liabilities on its consolidated balance sheets associated with the ground lease obligations under ASU No. 2016-02.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business and adds further guidance in evaluating whether a transaction should be accounted for as an acquisition of an asset or a business. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company early adopted this standard on January 1, 2017.
In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of asset decrecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. This standard will be effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company is evaluating the effect that ASU No. 2017-05 will have on its consolidated financial statements and related disclosures.

3.	Investment in Hotel Properties
Investment in hotel properties as of March 31, 2017 and December 31, 2016 consists of the following:

	March 31, 2017	December 31, 2016
Land	$659,873	$727,176
Buildings and improvements	3,356,637	3,531,280
Furniture, fixtures and equipment	730,609	769,671
Investment in hotel properties, gross	4,747,119	5,028,127
Accumulated depreciation	(1,290,848)	(1,355,918)
Investment in hotel properties, net	$3,456,271	$3,672,209
The above table excludes Hotel Triton as the property qualified as held for sale as of March 31, 2017 and its net cost basis has been reclassified from investment in hotel properties, net to assets held for sale in the accompanying consolidated balance sheets. On April 11, 2017, the Company sold Hotel Triton for $14,250 (see Note 13).

As of March 31, 2017, buildings and improvements included capital lease assets of $149,457 and accumulated depreciation included amounts related to capital lease assets of $23,725. As of March 31, 2017, Hotel Triton was held for sale due to its disposition on April 11, 2017 (see Note 13). Included in assets held for sale is Hotel Triton’s capital lease asset of $34,046 and accumulated depreciation related to its capital lease asset of $3,834. As of December 31, 2016, buildings and improvements included capital lease assets of $183,503 and accumulated depreciation included amounts related to capital lease assets of $26,230. Depreciation of the capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income (loss) for all periods presented.
Depreciation expense was $47,131 and $47,494 for the three months ended March 31, 2017 and 2016, respectively.
Dispositions
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
During the three months ended March 31, 2017, the Company sold Hotel Deca, Lansdowne Resort and Alexis Hotel. These dispositions do not represent a strategic shift in the Company’s business plan or primary markets, and therefore, do not qualify as discontinued operations. The sale of each property was recorded on the full accrual method.
On January 19, 2017, the Company sold Hotel Deca for $55,000. As of December 31, 2016, Hotel Deca qualified as held for sale. Substantially all of the assets held for sale consisted of investment in hotel properties, net and immaterial prepaid expenses and other assets and the liabilities of assets held for sale consisted of accounts payable and accrued expenses. The Company recognized a gain of $30,607 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2017. The proceeds were used for general corporate purposes.
On March 22, 2017, the Company sold Lansdowne Resort for $133,000. The Company recognized a gain of $10,401 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2017. The proceeds will be used for general corporate purposes and the redemption of the 7.5% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”) on May 4, 2017 (see Note 13).
On March 31, 2017, the Company sold Alexis Hotel for $71,625. The Company recognized a gain of $33,350 related to the sale of this property, which is included in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2017. The proceeds will be used for general corporate purposes and the redemption of the Series H Preferred Shares on May 4, 2017 (see Note 13).
On April 11, 2017, the Company sold Hotel Triton for $14,250. As of March 31, 2017, substantially all of the assets held for sale consist of investment in hotel properties, net and immaterial prepaid expenses and other assets and the liabilities of assets held for sale consist of accounts payable and accrued expenses. The Company will recognize a gain in the second quarter of 2017 of approximately $6,800 related to the sale of this property (see Note 13).

4.	Long-Term Debt
Debt Summary
Debt as of March 31, 2017 and December 31, 2016 consisted of the following:

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2017	December 31, 2016
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2021 (a)	$0	$0
LHL unsecured credit facility	Floating (b)	January 2021 (b)	0	0
Total borrowings under credit facilities			0	0
Term loans
First Term Loan	Floating/Fixed (c)	January 2022	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(2,139)	(2,242)
Total term loans, net of unamortized debt issuance costs			852,861	852,758
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Debt issuance costs, net			(39)	(45)
Total bonds payable, net of unamortized debt issuance costs			42,461	42,455
Mortgage loan
Westin Copley Place	Floating (e)	August 2018 (e)	225,000	225,000
Debt issuance costs, net			(1,268)	(1,506)
Total mortgage loan, net of unamortized debt issuance costs			223,732	223,494
Total debt			$1,119,054	$1,118,707

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at March 31, 2017 and December 31, 2016. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at March 31, 2017 and December 31, 2016. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan (as defined below) and the Second Term Loan (as defined below). At March 31, 2017 and December 31, 2016, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At March 31, 2017, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 2.23% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements). At December 31, 2016, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association that expire in September 2017. The letters of credit have a one-year extension option through September 2018 and are secured by the Hyatt Regency Boston Harbor, however, the letters of credit will not be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2017 were 1.00% and 0.94% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2016 were 0.75% and 0.76% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of March 31, 2017 was LIBOR plus 1.75%, which equaled 2.67%. The interest rate as of December 31, 2016 was LIBOR plus 1.75%, which equaled 2.46%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.
Future scheduled debt principal payments as of March 31, 2017 are as follows:

2017	$0
2018	267,500
2019	0
2020	0
2021	555,000
Thereafter	300,000
Total debt	$1,122,500
A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three months ended March 31, 2017 and 2016 is as follows:

	For the three months ended
	March 31,
	2017	2016
Interest Expense:
Interest incurred	$9,140	$11,184
Amortization of debt issuance costs	765	878
Capitalized interest	(78)	(195)
Interest expense	$9,827	$11,867

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	N/A	2.13%
LHL unsecured credit facility	N/A	2.13%
Massport Bonds	0.70%	0.11%
Mortgage loan (Westin Copley Place)	2.54%	2.17%
Credit Facilities
On January 10, 2017, the Company refinanced its $750,000 senior unsecured credit facility with a syndicate of banks. As amended, the credit facility now matures on January 8, 2021, subject to two six-month extensions that the Company may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. The credit facility, with a current commitment of $750,000, includes an accordion feature which, subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $1,250,000. Borrowings under the credit facility bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. Additionally, the Company is required to pay a variable unused commitment fee of 0.20% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the credit facility.
On January 10, 2017, LHL also refinanced its $25,000 unsecured revolving credit facility to be used for working capital and general lessee corporate purposes. As amended, the LHL credit facility matures on January 10, 2021, subject to two six-month extensions that LHL may exercise at its option, pursuant to certain terms and conditions, including payment of an extension fee. Borrowings under the LHL credit facility bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. Additionally, LHL is required to pay a variable unused commitment fee of 0.20% or 0.30% of the unused portion of the credit facility, depending on the average daily unused portion of the LHL credit facility.
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
Term Loans
On January 10, 2017, the Company refinanced its $300,000 unsecured term loan (the “First Term Loan”) that matures on January 10, 2022. The First Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $500,000. The First Term Loan bears interest at variable rates.
On January 10, 2017, the Company amended and restated its $555,000 unsecured term loan (the “Second Term Loan”) that matures on January 29, 2021. The Second Term Loan includes an accordion feature, which subject to certain conditions, entitles the Company to request additional lender commitments, allowing for total commitments of up to $700,000. The Second Term Loan bears interest at variable rates.
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
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300,000 to hedge the variable interest rate on the First Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.23% at March 31, 2017. As of March 31, 2017, the Company has interest rate swaps with an aggregate notional amount of $555,000 to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377,500 to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.

The following tables present the effect of derivative instruments on the Company’s accompanying consolidated statements of operations and comprehensive income (loss), including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the three months ended March 31, 2017 and 2016:

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Net Income	Amount of Loss Reclassified from AOCI into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	March 31,			March 31,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$1,124	$(14,252)	Interest expense	$985	$1,780
During the three months ended March 31, 2017 and 2016, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of March 31, 2017, there was $4,474 in cumulative unrealized gain of which $4,472 was included in AOCI and $2 was attributable to noncontrolling interests. As of December 31, 2016, there was $2,368 in cumulative unrealized gain of which $2,365 was included in AOCI and $3 was attributable to noncontrolling interests. The Company expects that approximately $3,165 will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of March 31, 2017.
Extinguishment of Debt
As discussed above, on January 10, 2017, the Company refinanced its senior unsecured credit facility and First Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and First Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of $1,706, which is included in the accompanying consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2017. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
Mortgage Loan
The Company’s mortgage loan is secured by the property. The mortgage is non-recourse to the Company except for fraud or misapplication of funds.
The Company’s mortgage loan contains debt service coverage ratio tests related to the mortgaged property. If the debt service coverage ratio for the property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel may automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows may be directed to the lender (“cash trap”) until such time as the property again complies with the specified debt service coverage ratio or the mortgage is paid off.
Financial Covenants
Failure of the Company to comply with financial and other covenants contained in its credit facilities, term loans and non-recourse secured mortgage could result from, among other things, changes in its results of operations, the incurrence of additional debt or changes in general economic conditions.
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
As of March 31, 2017, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loan.

5.	Commitments and Contingencies
Ground, Land and Building, and Air Rights Leases
A summary of the Company’s hotels subject to non-cancelable operating leases as of March 31, 2017 is as follows:

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
The ground leases at Viceroy Santa Monica, The Liberty Hotel and Hotel Vitale are subject to minimum annual rent increases, resulting in noncash straight-line rent expense of $465 and $477 for the three months ended March 31, 2017 and 2016, respectively, which is included in total ground rent expense. Total ground rent expense for the three months ended March 31, 2017 and 2016 was $3,385 and $3,813, respectively. Certain rent payments are based on the hotel’s performance. Actual payments of rent may exceed the minimum required rent due to meeting specified thresholds.
A summary of the Company’s hotels subject to capital leases of land and building as of March 31, 2017 is as follows:

Lease Properties	Estimated Present Value of Remaining Rent Payments (1)	Lease Expiration Date
The Roger	$4,892	December 2044
Harbor Court Hotel	$18,424	April 2048
Hotel Triton	$25,625	December 2049
(1) At acquisition or as amended, the estimated present value of the remaining rent payments were recorded as capital lease obligations. For The Roger and Harbor Court Hotel, these obligations, net of amortization, are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. As of March 31, 2017, Hotel Triton was held for sale due to its disposition on April 11, 2017 (see Note 13). Hotel Triton’s capital lease obligation, net of amortization, is included in liabilities of assets held for sale in the accompanying consolidated balance sheets as of March 31, 2017.

Actual base and participating ground rent payments related to The Roger, Harbor Court Hotel and Hotel Triton were $99, $288 and $456 for the three months ended March 31, 2017, respectively, and $99, $333 and $489 for the three months ended March 31, 2016, respectively.
As of March 31, 2017, future minimum rent payments, including capital lease payments, (without reflecting future applicable Consumer Price Index increases) are as follows:

2017	$9,812
2018	13,212
2019	13,189
2020	13,562
2021	13,713
Thereafter	587,067
$650,555
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of March 31, 2017, $10,787 was available in restricted cash reserves for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
Restricted Cash Reserves
At March 31, 2017, the Company held $12,592 in restricted cash reserves. Included in such amounts are $10,787 of reserve funds for future capital expenditures and $1,805 held by insurance and management companies on the Company’s behalf to be refunded or applied to future liabilities.
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
On January 31, 2017, the Company issued 27,767 common shares of beneficial interest related to the resignation of a former Board of Trustee member for his accumulated deferred shares granted as compensation for years 2001 through 2016. These common shares of beneficial interest were issued under the 2009 Plan and 2014 Plan.
On March 2, 2017, the Company issued 38,599 common shares of beneficial interest to executives related to the nonvested share awards with either market or performance conditions granted on March 20, 2014 (see Note 7 for additional details including vesting information). These common shares of beneficial interest were issued under the 2009 Plan.
On March 23, 2017, the Company issued 122,816 nonvested shares with service conditions to the Company’s executives and employees. The nonvested shares will vest in three annual installments starting January 1, 2018, subject to continued employment. These common shares of beneficial interest were issued under the 2014 Plan.

Common Dividends
The Company paid the following dividends on common shares/units during the three months ended March 31, 2017:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Date Paid
$0.45	December 31, 2016	December 30, 2016	January 17, 2017
Treasury Shares
Treasury shares are accounted for under the cost method. During the three months ended March 31, 2017, the Company received 73,784 common shares of beneficial interest related to employees surrendering shares to pay minimum withholding taxes at the time nonvested shares vested.
The Company’s Board of Trustees previously authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100,000 of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. On February 22, 2017, the Company announced the Board of Trustees authorized an expansion of the Repurchase Program to acquire up to an additional $500,000 of the Company’s common shares of beneficial interest. Including the remaining shares from the previous authorization, the Company now has availability under the Repurchase Program to acquire up to $569,807 of common shares of beneficial interest as of March 31, 2017. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
During the three months ended March 31, 2017, the Company re-issued 16,010 treasury shares related to earned 2016 compensation for the Board of Trustees, 27,767 treasury shares related to the resignation of a former Board of Trustees member and his accumulated deferred shares granted as compensation for years 2001 through 2016, 38,001 treasury shares related to the earned share awards with market or performance conditions and 19,374 treasury shares related to the grants of nonvested shares with service conditions.
At March 31, 2017, there were no common shares of beneficial interest in treasury.
Preferred Shares
The following preferred shares of beneficial interest were outstanding as of March 31, 2017:

Security Type	Number of Shares
7.5% Series H Preferred Shares (1)	2,750,000
6.375% Series I Preferred Shares	4,400,000
6.3% Series J Preferred Shares	6,000,000
(1) On April 3, 2017, the Company provided notice to the holders of its Series H Preferred Shares of the redemption of those shares (see Note 13).
The Series H Preferred Shares, the 6.375% Series I Cumulative Redeemable Preferred Shares (the “Series I Preferred Shares”) and the 6.3% Series J Cumulative Redeemable Preferred Shares (the “Series J Preferred Shares”) (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common shares of beneficial interest unless it has also paid (or set aside for payment) (i) the full cumulative distributions on the Series H Preferred Shares for the current and all past dividend periods and (ii) the full cumulative distributions on the Series I Preferred Shares and the Series J Preferred Shares for all past dividend periods. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Shares are the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Shares.
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
Preferred Dividends
The Company paid the following dividends on preferred shares during the three months ended March 31, 2017:

Security Type	Dividend per Share (1)	For the Quarter Ended	Record Date	Date Paid
7.5% Series H	$0.47	December 31, 2016	December 30, 2016	January 17, 2017
6.375% Series I	$0.40	December 31, 2016	December 30, 2016	January 17, 2017
6.3% Series J	$0.39	December 31, 2016	December 30, 2016	January 17, 2017
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
Noncontrolling Interests of Common Units in Operating Partnership
As of March 31, 2017, the Operating Partnership had 145,223 common units of limited partnership interest outstanding, representing a 0.1% partnership interest, held by the limited partners. As of March 31, 2017, approximately $4,204 of cash or the equivalent value in common shares, at the Company’s option, would be paid to the limited partners of the Operating Partnership if the partnership were terminated. The approximate value of $4,204 is based on the Company’s closing common share price of $28.95 on March 31, 2017, which is assumed to be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. Subject to certain limitations, the outstanding common units of limited partnership interest are redeemable for cash, or at the Company’s option, for a like number of common shares of beneficial interest of the Company.

7.	Equity Incentive Plan
The 2014 Plan permits the Company to issue equity-based awards to executives, employees, non-employee members of the Board of Trustees and any other persons providing services to or for the Company and its subsidiaries. The 2014 Plan provides for a maximum of 2,900,000 common shares of beneficial interest to be issued in the form of share options, share appreciation rights, restricted or unrestricted share awards, phantom shares, performance awards, incentive awards, other share-based awards, or any combination of the foregoing. In addition, the maximum number of common shares subject to awards of any combination that may be granted under the 2014 Plan during any fiscal year to any one individual is limited to 500,000 shares. The 2014 Plan terminates on February 17, 2024. The 2014 Plan authorized, among other things: (i) the grant of share options that qualify as incentive options under the Code, (ii) the grant of share options that do not so qualify, (iii) the grant of common shares in lieu of cash for trustees’ fees, (iv) grants of common shares in lieu of cash compensation and (v) the making of loans to acquire common shares in lieu of compensation (to the extent permitted by law and applicable provisions of the Sarbanes Oxley Act of 2002). The exercise price of share options is determined by the Compensation Committee of the Board of Trustees, but may not be less than 100% of the fair value of the common shares on the date of grant. Restricted share awards and options under the 2014 Plan vest over a period determined by the Compensation Committee of the Board of Trustees, generally a three year period. The duration of each option is also determined by the Compensation Committee, subject to applicable laws and regulations. At March 31, 2017, there were 2,517,266 common shares available for future grant under the 2014 Plan. The 2014 Plan replaced the 2009 Plan. The Company will no longer make any grants under the 2009 Plan (although awards previously made under the 2009 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements).
Nonvested Share Awards with Service Conditions
From time to time, the Company awards nonvested shares under the 2014 Plan to executives, employees and members of the Board of Trustees. The nonvested shares issued to executives and employees generally vest over three years based on continued employment. The shares issued to the members of the Board of Trustees vest immediately upon issuance. The Company determines the grant date fair value of the nonvested shares based upon the closing stock price of its common shares on the New York Stock Exchange on the date of grant and number of shares per the award agreements. Compensation costs are recognized on a straight-line basis over the requisite service period and are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss).

A summary of the Company’s nonvested share awards with service conditions as of March 31, 2017 is as follows:

	Number of Shares	Weighted - Average Grant Date Fair Value
Nonvested at January 1, 2017	236,759	$30.78
Granted	122,816	29.03
Vested	(87,983)	29.38
Forfeited	0	0.00
Nonvested at March 31, 2017	271,592	$30.05
As of March 31, 2017 and December 31, 2016, there were $5,500 and $2,798, respectively, of total unrecognized compensation costs related to nonvested share awards with service conditions. As of March 31, 2017 and December 31, 2016, these costs were expected to be recognized over a weighted-average period of 1.5 and 1.2 years, respectively. The total intrinsic value of shares vested (calculated as number of shares multiplied by vesting date share price) during the three months ended March 31, 2017 and 2016 was $2,681 and $1,722, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with service conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss) were $848 and $775 for the three months ended March 31, 2017 and 2016, respectively.
Nonvested Share Awards with Market or Performance Conditions
On January 26, 2012, the Company’s Board of Trustees granted a target of 79,823 nonvested share awards with market conditions to executives (the “January 26, 2012 Awards”). On January 1, 2015, the executives earned 136.3% of their 79,823 target number of shares, or 108,779 shares. Of the shares earned, 36,261 and 36,260 shares vested on January 1, 2015 and January 1, 2016, respectively. On May 6, 2016, upon his termination, all of the former Chief Financial Officer’s 6,882 earned shares vested immediately. The remaining 29,376 earned shares vested on January 4, 2017. The executives received a cash payment of $334 on the earned shares equal to the value of all dividends paid on common shares from January 1, 2012 until the determination date, January 1, 2015. As of January 1, 2015, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares.
On March 20, 2014, the Company’s Board of Trustees granted a target of 57,385 nonvested share awards, exclusive of the 14,582 shares granted to the former Chief Financial Officer, with either market or performance conditions to executives (the “March 20, 2014 Awards”). On February 24, 2017, the executives earned 134.5% of their 28,692 target number of shares, or 38,599 shares, and all of the earned shares vested immediately. The executives also received a cash payment of $190 on the shares equal to the value of all dividends paid on common shares from January 1, 2014 until the determination date, February 24, 2017. As of February 25, 2017, the executives are entitled to receive dividends as declared and paid on the earned shares and to vote the shares. The actual amounts of the shares awarded with respect to the remaining 28,693 of the 57,385 shares will be determined on or about July 1, 2017, based on the performance measurement period of July 1, 2014 through June 30, 2017, in accordance with the terms of the award agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the award agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the performance measurement period, all of the earned shares will be issued and outstanding on the date. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the determination date. Such amounts will be paid to the awardees on or about July 1, 2017. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 28,692 shares, amortization commenced on March 20, 2014, the beginning of the requisite service period, and, with respect to 28,693 shares, amortization commenced on July 1, 2014, the beginning of the requisite service period.
On March 23, 2017, the Company’s Board of Trustees granted a target of 124,526 nonvested share awards with either market or performance conditions to executives (the “March 23, 2017 Awards”). The actual amounts of the shares awarded with respect to 62,264 of the 124,526 shares will be determined on or about January 1, 2020, based on the performance measurement period of January 1, 2017 through December 31, 2019, in accordance with the terms of the agreements. The actual amounts of the shares awarded with respect to the remaining 62,262 of the 124,526 shares will be determined on or about July 1, 2020, based on the performance measurement period of July 1, 2017 through June 30, 2020, in accordance with the terms of the agreements. The actual amounts of the shares awarded will range from 0% to 200% of the target amounts, depending on the performance analysis stipulated in the agreements, and none of the shares are outstanding until issued in accordance with award agreements based on performance. After the actual amounts of the awards are determined (or earned) at the end of the respective performance measurement period, all of the earned shares will be issued and outstanding on those dates. The executives will receive cash payments on the earned shares equal to the value of all dividends paid on common shares from the grant date through the respective determination date. Such amounts will be paid to the awardees on or about January 1, 2020 and July 1, 2020, respectively. Thereafter, the executives will be entitled to receive dividends as declared and paid on the earned shares and to vote the shares. With respect to 62,264 shares, amortization commenced on March 23, 2017, the beginning of the requisite service period, and, with respect to 62,262 shares, amortization will commence on July 1, 2017, the beginning of the requisite service period.
The terms stipulated in the March 23, 2017 Awards used to determine the total amount of the shares consist of the following three tranches: (1) a comparison of the Company’s total return to the total returns’ of up to seven companies in a designated peer group of the Company, (2) the Company’s actual total return as compared to a Board-established total return goal and (3) a comparison of the Company’s return on invested capital to the return on invested capital of up to seven companies in a designated peer group of the Company.
The tranches described in (1) and (2) are nonvested share awards with market conditions. For the March 23, 2017 Awards, the grant date fair value of the awards with market conditions were estimated by the Company using historical data under the Monte Carlo valuation method provided by a third party consultant. The final values are expected to be determined during the second quarter of 2017 with an insignificant cumulative adjustment to compensation cost anticipated. The third tranche is based on “return on invested capital” discussed below, which is a performance condition. The grant date fair values of the tranches with performance conditions were calculated based on the targeted awards, and the valuation is adjusted on a periodic basis.
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

A summary of the Company’s nonvested share awards with either market or performance conditions as of March 31, 2017 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2017	276,183	$27.36
Granted (1)	134,433	29.22
Vested	(67,975)	33.32
Forfeited	0	0.00
Nonvested at March 31, 2017	342,641	$29.27

(1)	Amount includes an additional 9,907 shares issued on February 24, 2017 from the March 20, 2014 grant, which were earned in excess of the target amount.
As of March 31, 2017 and December 31, 2016, there were $6,513 and $3,757, respectively, of total unrecognized compensation costs related to nonvested share awards with market or performance conditions. As of March 31, 2017 and December 31, 2016, these costs were expected to be recognized over a weighted-average period of 2.4 and 1.8 years, respectively. As of March 31, 2017 and December 31, 2016, there were 531,507 and 463,532 share awards with market or performance conditions vested, respectively. Additionally, there were zero and 29,376 nonvested share awards with market or performance conditions earned but nonvested due to a service condition as of March 31, 2017 and December 31, 2016, respectively. Compensation costs (net of forfeitures) related to nonvested share awards with market or performance conditions that have been included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss) were $860 and $1,038 for the three months ended March 31, 2017 and 2016, respectively.

8.	LHL
Substantially all of the Company’s revenues are derived from operating revenues generated by the hotels, all of which are leased by LHL.
Other indirect hotel operating expenses consist of the following expenses incurred by the hotels:

	For the three months ended
	March 31,
	2017	2016
General and administrative	$24,591	$24,601
Sales and marketing	17,944	18,581
Repairs and maintenance	9,758	9,836
Management and incentive fees	7,226	7,631
Utilities and insurance	7,843	8,233
Franchise fees	1,837	2,277
Other expenses	457	756
Total other indirect expenses	$69,656	$71,915

As of March 31, 2017, LHL leased all 43 hotels owned by the Company as follows:

	Hotel Properties	Location
1.	Hotel Amarano Burbank	Burbank, CA
2.	L’Auberge Del Mar	Del Mar, CA
3.	Hilton San Diego Gaslamp Quarter	San Diego, CA
4.	Hotel Solamar	San Diego, CA
5.	San Diego Paradise Point Resort and Spa	San Diego, CA
6.	The Hilton San Diego Resort and Spa	San Diego, CA
7.	Harbor Court Hotel	San Francisco, CA
8.	Hotel Triton (1)	San Francisco, CA
9.	Hotel Vitale	San Francisco, CA
10.	Park Central San Francisco	San Francisco, CA
11.	Serrano Hotel	San Francisco, CA
12.	The Marker San Francisco	San Francisco, CA
13.	Villa Florence	San Francisco, CA
14.	Chaminade Resort and Conference Center	Santa Cruz, CA
15.	Viceroy Santa Monica	Santa Monica, CA
16.	Chamberlain West Hollywood	West Hollywood, CA
17.	Le Montrose Suite Hotel	West Hollywood, CA
18.	Le Parc Suite Hotel	West Hollywood, CA
19.	The Grafton on Sunset	West Hollywood, CA
20.	Hotel George	Washington, DC
21.	Hotel Madera	Washington, DC
22.	Hotel Palomar, Washington, DC	Washington, DC
23.	Hotel Rouge	Washington, DC
24.	Mason & Rook Hotel	Washington, DC
25.	Sofitel Washington, DC Lafayette Square	Washington, DC
26.	The Donovan	Washington, DC
27.	The Liaison Capitol Hill	Washington, DC
28.	Topaz Hotel	Washington, DC
29.	Southernmost Beach Resort Key West	Key West, FL
30.	The Marker Waterfront Resort	Key West, FL
31.	Hotel Chicago	Chicago, IL
32.	Westin Michigan Avenue	Chicago, IL
33.	Hyatt Regency Boston Harbor	Boston, MA
34.	Onyx Hotel	Boston, MA
35.	The Liberty Hotel	Boston, MA
36.	Westin Copley Place	Boston, MA
37.	Gild Hall	New York, NY
38.	The Roger	New York, NY
39.	Park Central Hotel New York (shared lease with WestHouse Hotel New York)	New York, NY
40.	WestHouse Hotel New York	New York, NY
41.	The Heathman Hotel	Portland, OR
42.	Embassy Suites Philadelphia - Center City	Philadelphia, PA
43.	Westin Philadelphia	Philadelphia, PA
(1) Property sold on April 11, 2017 (see Note 13).

9.	Income Taxes
Income tax benefit was comprised of the following for the three months ended March 31, 2017 and 2016:

	For the three months ended
	March 31,
	2017	2016
LHL’s income tax benefit	$(5,071)	$(5,873)
Operating Partnership’s income tax expense	298	253
Total income tax benefit	$(4,773)	$(5,620)
The Company has estimated LHL’s income tax benefit for the three months ended March 31, 2017 by applying an estimated combined federal and state effective tax rate of 39.2% to LHL’s net loss of $12,982. From time to time, the Company may be subject to federal, state or local tax audits in the normal course of business.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows:

		Fair Value Measurements at
		March 31, 2017	December 31, 2016
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$4,745	$3,295
Derivative interest rate instruments	Accounts payable and accrued expenses	$268	$927
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

Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$0	$0	$0	$0
Term loans	$855,000	$856,302	$855,000	$857,224
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loan	$225,000	$225,225	$225,000	$225,224
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loan using interest rates ranging from 1.5% to 1.8% as of March 31, 2017 and December 31, 2016 with a weighted average effective interest rate of 1.5% as of March 31, 2017 and December 31, 2016. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.
At March 31, 2017 and December 31, 2016, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

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
The computation of basic and diluted earnings per common share is as follows:

	For the three months ended
	March 31,
	2017	2016
Numerator:
Net income attributable to common shareholders	$76,084	$6,017
Dividends paid on unvested restricted shares	(122)	(133)
Undistributed earnings attributable to unvested restricted shares	(37)	0
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$75,925	$5,884
Denominator:
Weighted average number of common shares - basic	112,923,719	112,748,492
Effect of dilutive securities:
Compensation-related shares	382,490	359,666
Weighted average number of common shares - diluted	113,306,209	113,108,158
Earnings per Common Share - Basic:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.67	$0.05
Earnings per Common Share - Diluted:
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$0.67	$0.05

12.	Supplemental Information to Statements of Cash Flows

	For the three months ended
	March 31,
	2017	2016
Interest paid, net of capitalized interest	$9,142	$11,780
Interest capitalized	78	195
Income taxes (refunded) paid, net	(57)	208
Increase in distributions payable on common shares	59	45
Write-off of fully amortized debt issuance costs	5,057	563
Increase (decrease) in accrued capital expenditures	433	(5,341)
Grant of nonvested shares and awards to employees and executives, net	7,180	4,926
Issuance of common shares for Board of Trustees compensation (1)	1,240	480
In conjunction with the sale of properties, the Company disposed of the following assets and liabilities:
Sale proceeds, net of closing costs	$252,407	$0
Other assets	5,803	0
Liabilities	(6,250)	0
Proceeds from sale of properties	$251,960	$0
(1) Refer to Note 6 for issuances of previously deferred shares.

13.	Subsequent Events
The Company paid the following common and preferred dividends subsequent to March 31, 2017:

Security Type	Dividend per Share/Unit (1)	For the Quarter Ended	Record Date	Date Paid
Common Shares/Units	$0.45	March 31, 2017	March 31, 2017	April 17, 2017
7.5% Series H Preferred Shares	$0.47	March 31, 2017	March 31, 2017	April 17, 2017
6.375% Series I Preferred Shares	$0.40	March 31, 2017	March 31, 2017	April 17, 2017
6.3% Series J Preferred Shares	$0.39	March 31, 2017	March 31, 2017	April 17, 2017
(1) Amounts are rounded to the nearest whole cent for presentation purposes.
On April 3, 2017, the Company provided notice to the holders of its Series H Preferred Shares of the redemption of those shares. The redemption will close on May 4, 2017.
On April 11, 2017, the Company sold Hotel Triton for $14,250. Substantially all of the assets held for sale consist of investment in hotel properties, net and immaterial prepaid expenses and other assets and the liabilities of assets held for sale consist of accounts payable and accrued expenses. The Company will recognize a gain in the second quarter of 2017 of approximately $6,800 related to the sale of this property. The proceeds will be used for general corporate purposes and the redemption of the Series H Preferred Shares on May 4, 2017.

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

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns;

•	the risk of a material failure, inadequacy, interruption or security failure of the Company’s or the hotel managers’ information technology networks and systems; and

•	the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as updated elsewhere in this report.

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
As of March 31, 2017, the Company owned interests in 43 hotels with approximately 10,880 guest rooms located in seven states and the District of Columbia. Each hotel is leased to LHL under a participating lease that provides for rental payments equal to the greater of (i) a base rent or (ii) a participating rent based on hotel revenues. The LHL leases expire between December 2017 and December 2019. A third-party non-affiliated hotel operator manages each hotel pursuant to a hotel management agreement.
Substantially all of the Company’s assets are held directly or indirectly by, and all of its operations are conducted through, LaSalle Hotel Operating Partnership, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The Company owned, through a combination of direct and indirect interests, 99.9% of the common units of the Operating Partnership at March 31, 2017. The remaining 0.1% is held by limited partners who held 145,223 common units of the Operating Partnership at March 31, 2017.

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
During the first quarter of 2017, the Company’s hotels continued to operate within a generally positive environment. All of the economic indicators the Company tracks were encouraging throughout the quarter. On the more positive side, consumer confidence continued to rise to the highest level this cycle and corporate profits reported thus far for the first quarter have been strong. Unemployment remained below 5.0% and enplanements have been steady, with airline capacity increases expected during 2017. Similarly, estimates for U.S. GDP growth in 2017 have remained stable. The U.S. lodging industry benefited from a positive economic landscape overall and from a historically strong Presidential Inauguration in Washington, DC and the calendar shift of Easter moving from March 2016 to April 2017. However, there were signs of moderation, and the industry RevPAR grew at a rate of 3.4%. During the first quarter, lodging industry demand grew by 2.8% and was partially offset by a 1.9% supply increase. Industry-wide pricing was moderate, leading to average daily rate (“ADR”) growth of 2.5%. The Company’s portfolio benefited from the operating environment, and RevPAR increased during the first quarter by 1.4%.
For the first quarter of 2017, the Company had net income applicable to common shareholders of $76.1 million, or $0.67 per diluted share. FFO was $49.0 million, or $0.43 per diluted share/unit (based on 113,451,432 weighted average shares and units outstanding during the three months ended March 31, 2017) and EBITDA was $135.6 million. RevPAR for the hotel portfolio was $177.56, which was an increase of 1.4% compared to the first quarter of 2016. Occupancy grew by 0.2% and ADR increased by 1.2%.
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
See “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for other critical accounting policies and estimates of the Company.
Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
Industry travel was stronger during the three months ended March 31, 2017, compared to the same prior year period. Industry demand grew by 2.8% and industry supply increased by 1.9%, which kept industry occupancy at a high level, leading to moderate pricing power and ADR growth during the period. With respect to the Company’s hotels, occupancy grew by 0.2% during the three months ended March 31, 2017 and ADR increased 1.2%, which resulted in RevPAR improvement of 1.4% year-over-year.

Hotel Operating Revenues
Hotel operating revenues, including room, food and beverage and other operating department revenues, decreased $7.4 million from $258.4 million in 2016 to $251.0 million in 2017. This decrease is primarily due to the sale of the 2016 and 2017 hotel dispositions, which consist of the sales of Indianapolis Marriott Downtown, Hotel Deca, Lansdowne Resort and Alexis Hotel (collectively, the “2016 and 2017 Disposition Properties”). The 2016 and 2017 Disposition Properties, which are not comparable year-over-year, contributed $11.1 million to the decrease in hotel operating revenues, mostly attributable to the Indianapolis Marriott Downtown. Additionally, the seven San Francisco hotel properties experienced a combined $5.5 million decrease primarily due to the Moscone Convention Center’s expansion project, which resulted in lowered ADR, RevPAR and occupancy throughout the market. A decrease of $1.0 million from Park Central Hotel New York and WestHouse Hotel New York further contributed to the overall decrease, which was primarily due to new supply year-over-year in the market.
These decreases are partially offset by a $9.2 million increase at the Company’s nine properties located in Washington, DC as a result of the 2017 Presidential Inauguration and the completion of the Mason & Rook Hotel renovation.
The Liberty Hotel and San Diego Paradise Point Resort and Spa experienced significant increases in total room, food and beverage and other operating department revenues. The Liberty Hotel had an increase of $1.6 million as a result of the completion of the hotel renovation, and high group business resulted in a $1.3 million increase at the San Diego Paradise Point Resort and Spa.
Hotel operating revenues across the remainder of the portfolio remained relatively constant, decreasing a net $1.9 million across 23 additional hotels in the portfolio.
Other Income
Other income increased $1.7 million from $1.7 million in 2016 to $3.4 million in 2017 primarily due to increased insurance gains from insurance proceeds related to minor property damage at various properties.
Hotel Operating Expenses
Hotel operating expenses decreased a net $5.5 million from $170.8 million in 2016 to $165.3 million in 2017. This overall decrease is primarily due to $6.6 million from the results of the 2016 and 2017 Disposition Properties, which are not comparable year-over-year, again, mostly attributable to the Indianapolis Marriott Downtown. In addition, the seven San Francisco hotel properties had a combined $3.9 million decrease in expenses which corresponds to the decrease in revenues.
These decreases are partially offset by a combined $3.9 million increase at the Company’s nine properties located in Washington, DC as a result of the 2017 Presidential Inauguration and the completion of the Mason & Rook Hotel renovation.
Hotel operating expenses across the remainder of the portfolio remained relatively constant, increasing a net $1.1 million across the 27 additional hotels in the portfolio.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.3 million from $47.6 million in 2016 to $47.3 million in 2017. Depreciation and amortization expense attributable to the 2016 and 2017 Disposition Properties, which are not comparable year-over-year, decreased $1.8 million. This decrease was mostly offset by a net $1.5 million increase across the remaining hotels in the portfolio due to the depreciation of new assets placed into service reflecting the Company’s recent renovation activity.
Real Estate Taxes, Personal Property Taxes and Insurance
Real estate taxes, personal property taxes and insurance expenses decreased $0.1 million from $16.2 million in 2016 to $16.1 million in 2017. This decrease is primarily due to $0.4 million attributable to the 2016 and 2017 Disposition Properties, which are not comparable year-over-year. Real estate taxes and personal property taxes increased by $0.5 million across the remaining hotels in the portfolio primarily due to a decrease in real estate taxes capitalized as part of the various renovation projects in 2016. Insurance expense decreased by $0.2 million reflecting slightly lower premiums throughout the portfolio.
Ground Rent
Ground rent decreased $0.4 million from $3.8 million in 2016 to $3.4 million in 2017 primarily due to a $0.4 million credit received at a San Diego property as a result of an operational audit. Certain hotels are subject to ground rent under operating leases which call for either fixed or variable payments based on the hotel’s performance.

General and Administrative
General and administrative expense increased $0.8 million from $5.8 million in 2016 to $6.6 million in 2017 primarily due to increased compensation costs and professional fees.
Other Expenses
Other expenses decreased $0.3 million from $2.2 million in 2016 to $1.9 million in 2017 primarily due to a net decrease of $1.5 million in management transition expenses, severance and pre-opening costs at a number of properties across the portfolio. Slightly offsetting this decrease, losses from property damage, which are largely covered by insurance proceeds, and retail lease expenses, increased a net $1.2 million in 2017.
Interest Income
Interest income decreased $1.6 million from $1.7 million in 2016 to $0.1 million in 2017 as a result of the sale of the Company’s junior mezzanine loan (the “Mezzanine Loan”), which was secured by pledges of equity interests in the entities that own the hotel properties, Shutters on the Beach and Casa Del Mar, in July 2016.
Interest Expense
Interest expense decreased $2.1 million from $11.9 million in 2016 to $9.8 million in 2017 due to a decrease in the Company’s weighted average debt outstanding, partially offset by an increase in the weighted average interest rate. The Company’s weighted average debt outstanding decreased from $1.52 billion in 2016 to $1.17 billion in 2017 due primarily to repayments of mortgage loans and paydowns on the unsecured credit facilities with proceeds from the following:

•	the issuance of the 6.3% Series J Cumulative Redeemable Preferred Shares (the “Series J Preferred Shares”) in May 2016;

•	the sale of Indianapolis Marriott Downtown in July 2016;

•	the sale of Mezzanine Loan in July 2016;

•	the sale of Hotel Deca in January 2017; and

•	positive operating results from the hotel properties.
The Company’s weighted average interest rate, including the effect of capitalized interest, increased from 2.80% in 2016 to 3.02% in 2017. This increase is due in part to a decrease in the Company’s borrowings on its senior unsecured credit facility, which had a weighted average interest rate of 2.13% in 2016. Interest capitalized on renovations decreased $0.1 million from $0.2 million in 2016 to $0.1 million in 2017.
Loss from Extinguishment of Debt
Loss from extinguishment of debt of $1.7 million in 2017 relates to the January 10, 2017 refinancing of the Company’s senior unsecured credit facility and First Term Loan (as defined below), which were considered substantial modifications. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
Income Tax Benefit
Income tax benefit decreased $0.8 million from $5.6 million in 2016 to $4.8 million in 2017. This decrease is primarily the result of a decrease in LHL’s net loss before income tax benefit of $1.5 million from $14.5 million in 2016 to $13.0 million in 2017. For the quarter ended March 31, 2017, LHL’s income tax benefit was calculated using an estimated combined federal and state effective tax rate of 39.2%.
Gain on Sale of Properties
The gain on sale of properties is $74.4 million which consists of a $30.6 million gain relating to the sale of Hotel Deca on January 19, 2017, a $10.4 million gain relating to the sale of the Lansdowne Resort on March 22, 2017 and a $33.4 million gain relating to the sale of Alexis Hotel on March 31, 2017.
Noncontrolling Interests in Consolidated Entities
Noncontrolling interests in consolidated entities represent the allocation of income or loss to the outside preferred ownership interests in a subsidiary and the outside ownership interest in a joint venture.

Noncontrolling Interests of Common Units in Operating Partnership
Noncontrolling interests of common units in Operating Partnership represents the allocation of income or loss of the Operating Partnership to the common units held by third parties based on their weighted average percentage ownership throughout the period. At March 31, 2017, third party limited partners held 0.1% of the common units in the Operating Partnership.
Distributions to Preferred Shareholders
Distributions to preferred shareholders increased $2.4 million from $3.0 million in 2016 to $5.4 million in 2017 due to distributions on the Series J Preferred Shares, which were issued on May 25, 2016.
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

The following is a reconciliation between net income attributable to common shareholders and FFO attributable to common shareholders and unitholders for the three months ended March 31, 2017 and 2016 (in thousands, except share and unit data):

	For the three months ended
	March 31,
	2017	2016
Net income attributable to common shareholders	$76,084	$6,017
Depreciation	47,131	47,494
Amortization of deferred lease costs	79	80
Noncontrolling interests of common units in Operating Partnership	110	15
Less: Gain on sale of properties	(74,358)	0
FFO attributable to common shareholders and unitholders	$49,046	$53,606
Weighted average number of common shares and units outstanding:
Basic	113,068,942	112,893,715
Diluted	113,451,432	113,253,381
The following is a reconciliation between net income attributable to common shareholders and EBITDA for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended
	March 31,
	2017	2016
Net income attributable to common shareholders	$76,084	$6,017
Interest expense	9,827	11,867
Loss from extinguishment of debt	1,706	0
Income tax benefit	(4,773)	(5,620)
Depreciation and amortization	47,263	47,628
Noncontrolling interests of common units in Operating Partnership	110	15
Distributions to preferred shareholders	5,405	3,042
EBITDA (1)	$135,622	$62,949
(1)EBITDA includes gain on sale of Hotel Deca, Lansdowne Resort and Alexis Hotel of $30.6 million, $10.4 million and $33.4 million, respectively, for the three months ended March 31, 2017.
Off-Balance Sheet Arrangements
Reserve Funds for Future Capital Expenditures
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ capital assets. Certain of the agreements require that the Company reserve this cash in separate accounts. As of March 31, 2017, the Company held a total of $12.6 million of restricted cash reserves, $10.8 million of which was available for future capital expenditures. The Company has sufficient cash on hand and availability on its credit facilities to cover capital expenditures under agreements that do not require that the Company separately reserve cash.
The Company has no other off-balance sheet arrangements.
Liquidity and Capital Resources
The Company’s principal source of cash to meet its cash requirements, including distributions to shareholders, is the operating cash flow from the Company’s hotels. Additional sources of cash are the Company’s senior unsecured credit facility, LHL’s unsecured credit facility, additional unsecured financing, secured financing on one or all of the Company’s 40 unencumbered properties (subject to certain terms and conditions of the credit agreement) as of March 31, 2017, excluding Hotel Triton which was classified as held for sale as of March 31, 2017, the sale of one or more properties (subject to certain conditions of the management agreements at four of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership.

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
Debt Summary
Debt as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

			Balance Outstanding as of
Debt	Interest Rate	Maturity Date	March 31, 2017	December 31, 2016
Credit facilities
Senior unsecured credit facility	Floating (a)	January 2021 (a)	$0	$0
LHL unsecured credit facility	Floating (b)	January 2021 (b)	0	0
Total borrowings under credit facilities			0	0
Term loans
First Term Loan	Floating/Fixed (c)	January 2022	300,000	300,000
Second Term Loan	Floating/Fixed (c)	January 2021	555,000	555,000
Debt issuance costs, net			(2,139)	(2,242)
Total term loans, net of unamortized debt issuance costs			852,861	852,758
Massport Bonds
Hyatt Regency Boston Harbor (taxable)	Floating (d)	March 2018	5,400	5,400
Hyatt Regency Boston Harbor (tax exempt)	Floating (d)	March 2018	37,100	37,100
Debt issuance costs, net			(39)	(45)
Total bonds payable, net of unamortized debt issuance costs			42,461	42,455
Mortgage loan
Westin Copley Place	Floating (e)	August 2018 (e)	225,000	225,000
Debt issuance costs, net			(1,268)	(1,506)
Total mortgage loan, net of unamortized debt issuance costs			223,732	223,494
Total debt			$1,119,054	$1,118,707

(a)
Borrowings bear interest at floating rates equal to, at the Company’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at March 31, 2017 and December 31, 2016. The Company has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(b)
Borrowings bear interest at floating rates equal to, at LHL’s option, either (i) LIBOR plus an applicable margin, or (ii) an Adjusted Base Rate (as defined in the credit agreement) plus an applicable margin. There were no borrowings outstanding at March 31, 2017 and December 31, 2016. LHL has the option, pursuant to certain terms and conditions, to extend the maturity date for two six-month extensions.

(c)
Term loans bear interest at floating rates equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the First Term Loan (as defined below) and the Second Term Loan (as defined below). At March 31, 2017 and December 31, 2016, the Company had interest rate swaps on the full amounts outstanding. See “Derivative and Hedging Activities” below. At March 31, 2017, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 2.23% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements). At December 31, 2016, the fixed all-in interest rates for the First Term Loan and Second Term Loan were 2.38% and 2.95%, respectively, at the Company’s current leverage ratio (as defined in the swap agreements).

(d)
The Massport Bonds are secured by letters of credit issued by U.S. Bank National Association that expire in September 2017. The letters of credit have a one-year extension option through September 2018 and are secured by the Hyatt Regency Boston Harbor, however, the letters of credit will not be extended beyond the Massport Bonds’ maturity date. The bonds bear interest based on weekly floating rates. The interest rates as of March 31, 2017 were 1.00% and 0.94% for the $5,400 and $37,100 bonds, respectively. The interest rates as of December 31, 2016 were 0.75% and 0.76% for the $5,400 and $37,100 bonds, respectively. The Company incurs an annual letter of credit fee of 1.35%.

(e)
The mortgage loan matures on August 14, 2018 with three options to extend the maturity date to January 5, 2021, pursuant to certain terms and conditions. The interest-only mortgage loan bears interest at a variable rate ranging from LIBOR plus 1.75% to LIBOR plus 2.00%, depending on Westin Copley Place’s net cash flow (as defined in the loan agreement). The interest rate as of March 31, 2017 was LIBOR plus 1.75%, which equaled 2.67%. The interest rate as of December 31, 2016 was LIBOR plus 1.75%, which equaled 2.46%. The mortgage loan allows for prepayments without penalty, subject to certain terms and conditions.

A summary of the Company’s interest expense and weighted average interest rates for unswapped variable rate debt for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	For the three months ended
	March 31,
	2017	2016
Interest Expense:
Interest incurred	$9,140	$11,184
Amortization of debt issuance costs	765	878
Capitalized interest	(78)	(195)
Interest expense	$9,827	$11,867

Weighted Average Interest Rates for Unswapped Variable Rate Debt:
Senior unsecured credit facility	N/A	2.13%
LHL unsecured credit facility	N/A	2.13%
Massport Bonds	0.70%	0.11%
Mortgage loan (Westin Copley Place)	2.54%	2.17%
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
Derivative and Hedging Activities
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) (“OCI”). Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Amounts reported in accumulated other comprehensive income (loss) (“AOCI”) related to currently outstanding derivatives are recognized as an adjustment to income (loss) as interest payments are made on the Company’s variable rate debt. Effective August 2, 2012, the Company entered into five interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan through August 2, 2017, resulting in a fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements), which interest rate was 2.23% at March 31, 2017. As of March 31, 2017, the Company has interest rate swaps with an aggregate notional amount of $555.0 million to hedge the variable interest rate on the Second Term Loan and, as a result, the fixed all-in interest rate based on the Company’s current leverage ratio (as defined in the swap agreements) is 2.95% through May 16, 2019. From May 16, 2019 through the term of the Second Term Loan, the Company has interest rate swaps with an aggregate notional amount of $377.5 million to hedge a portion of the variable interest rate debt on the Second Term Loan. The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. The interest rate swaps were entered into with the intention of eliminating the variability of the terms loans, but can also limit the exposure to any amendments, supplements, replacements or refinancings of the Company’s debt.
The following tables present the effect of derivative instruments on the Company’s consolidated statements of operations and comprehensive income (loss), including the location and amount of unrealized gain (loss) on outstanding derivative instruments in cash flow hedging relationships, for the three months ended March 31, 2017 and 2016 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments		Location of Loss Reclassified from AOCI into Net Income	Amount of Loss Reclassified from AOCI into Net Income
	(Effective Portion)		(Effective Portion)	(Effective Portion)
	For the three months ended			For the three months ended
	March 31,			March 31,
	2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$1,124	$(14,252)	Interest expense	$985	$1,780

During the three months ended March 31, 2017 and 2016, the Company did not have any hedge ineffectiveness or amounts that were excluded from the assessment of hedge effectiveness recorded in earnings.
As of March 31, 2017, there was $4.5 million in cumulative unrealized gain of which $4.5 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. As of December 31, 2016, there was $2.4 million in cumulative unrealized gain of which $2.4 million was included in AOCI and an immaterial amount was attributable to noncontrolling interests. The Company expects that approximately $3.2 million will be reclassified from AOCI and noncontrolling interests and recognized as a reduction to income in the next 12 months, calculated as estimated interest expense using the interest rates on the derivative instruments as of March 31, 2017.
Extinguishment of Debt
As discussed above, on January 10, 2017, the Company refinanced its senior unsecured credit facility and First Term Loan and LHL refinanced its unsecured revolving credit facility. The refinancing arrangements for the senior unsecured credit facility and First Term Loan were considered substantial modifications. The Company recognized a loss from extinguishment of debt of $1.7 million, which is included in the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2017. The loss from extinguishment of debt represents a portion of the unamortized debt issuance costs incurred for the senior unsecured credit facility when the original agreement was executed and the debt issuance costs incurred in connection with the refinancing of the First Term Loan.
Mortgage Loan
The Company’s mortgage loan is secured by the property. The mortgage is non-recourse to the Company except for fraud or misapplication of funds.
The Company’s mortgage loan contains debt service coverage ratio tests related to the mortgaged property. If the debt service coverage ratio for the property fails to exceed a threshold level specified in the mortgage, cash flows from that hotel may automatically be directed to the lender to (i) satisfy required payments, (ii) fund certain reserves required by the mortgage and (iii) fund additional cash reserves for future required payments, including final payment. Cash flows will be directed to the lender (“cash trap”) until such time as the property again complies with the specified debt service coverage ratio or the mortgage is paid off.
Financial Covenants
Failure of the Company to comply with financial and other covenants contained in its credit facilities, term loans and non-recourse secured mortgage could result from, among other things, changes in its results of operations, the incurrence of additional debt or changes in general economic conditions.
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
As of March 31, 2017, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facilities, term loans, bonds payable or mortgage loan.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

		Fair Value Measurements at
		March 31, 2017	December 31, 2016
		Using Significant Other Observable
		Inputs (Level 2)
Description	Consolidated Balance Sheet Location
Derivative interest rate instruments	Prepaid expenses and other assets	$4,745	$3,295
Derivative interest rate instruments	Accounts payable and accrued expenses	$268	$927
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
Financial Instruments Not Measured at Fair Value
The following table represents the fair value, derived using level 2 inputs, of financial instruments presented at carrying value in the Company’s consolidated financial statements as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Borrowings under credit facilities	$0	$0	$0	$0
Term loans	$855,000	$856,302	$855,000	$857,224
Bonds payable	$42,500	$42,500	$42,500	$42,500
Mortgage loan	$225,000	$225,225	$225,000	$225,224
The Company estimated the fair value of its borrowings under credit facilities, term loans, bonds payable and mortgage loan using interest rates ranging from 1.5% to 1.8% as of March 31, 2017 and December 31, 2016 with a weighted average effective interest rate of 1.5% as of March 31, 2017 and December 31, 2016. The assumptions reflect the terms currently available on similar borrowings to borrowers with credit profiles similar to the Company’s.

At March 31, 2017 and December 31, 2016, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and distributions payable were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
Equity Repurchases
The Company’s Board of Trustees previously authorized a share repurchase program (the “Repurchase Program”) to acquire up to $100.0 million of the Company’s common shares of beneficial interest, with repurchased shares recorded at cost in treasury. On February 22, 2017, the Company announced the Board of Trustees authorized an expansion of the Repurchase Program to acquire up to an additional $500.0 million of the Company’s common shares of beneficial interest. Including the remaining shares from the previous authorization, the Company now has availability under the Repurchase Program to acquire up to $569.8 million of common shares of beneficial interest as of March 31, 2017. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.
Sources and Uses of Cash
As of March 31, 2017, the Company had $361.4 million of cash and cash equivalents and $12.6 million of restricted cash reserves, $10.8 million of which was available for future capital expenditures. Additionally, the Company had $747.5 million available under the Company’s senior unsecured credit facility, with $2.5 million reserved for outstanding letters of credit, and $25.0 million available under LHL’s unsecured credit facility.
Net cash provided by operating activities was $50.9 million for the three months ended March 31, 2017 primarily due to the operations of the hotels, which were partially offset by payments for real estate taxes, personal property taxes, insurance and ground rent.
Net cash provided by investing activities was $239.2 million for the three months ended March 31, 2017 primarily due to proceeds from the sale of Hotel Deca, Lansdowne Resort and Alexis Hotel, partially offset by outflows for improvements and additions at the hotels.
Net cash used in financing activities was $63.3 million for the three months ended March 31, 2017 primarily due to payment of debt issuance costs, payment of distributions to the common shareholders and unitholders and payment of distributions to preferred shareholders.
The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements, distributions on the preferred shares and the minimum distribution required to maintain the Company’s REIT qualification under the Code. The Company anticipates that these needs will be met with available cash on hand, cash flows provided by operating activities, borrowings under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties), debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company also considers capital improvements and property acquisitions as short-term needs that will be funded either with cash flows provided by operating activities, utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties) or the issuance of additional equity securities.
The Company expects to meet long-term (greater than one year) liquidity requirements such as property acquisitions, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements utilizing availability under the Company’s senior unsecured credit facility or LHL’s unsecured credit facility, additional unsecured financing, secured financing on any of the Company’s 40 unencumbered properties (subject to certain terms and conditions of the credit agreement), potential property sales (subject to certain conditions of the management agreements at four of the Company’s properties), estimated cash flows from operations, debt or equity issuances available under the Company’s shelf registration statement and issuances of common units in the Operating Partnership. The Company expects to acquire or develop additional hotel properties only as suitable opportunities arise, and the Company will not undertake acquisition or development of properties unless stringent acquisition or development criteria have been achieved.

Reserve Funds
The Company is obligated to maintain reserve funds for capital expenditures at the hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the operating agreements. Please refer to “Off-Balance Sheet Arrangements” for a discussion of the Company’s reserve funds.
Contractual Obligations
The following is a summary of the Company’s obligations and commitments as of March 31, 2017 (in thousands):

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Obligations and Commitments		Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Mortgage loan	$225,000	$0	$225,000	$0	$0
Mortgage loan interest (1)	8,861	6,091	2,770	0	0
Borrowings under credit facilities (2)	0	0	0	0	0
Credit facilities interest (2)	0	0	0	0	0
Ground rents (3)	650,555	13,104	26,486	27,348	583,617
Massport Bonds (2)	42,500	42,500	0	0	0
Massport Bonds interest (2)	369	369	0	0	0
Term loans (4)	855,000	0	0	855,000	0
Term loans interest (4)	94,429	23,399	45,987	25,043	0
Purchase commitments (5)
Purchase orders and letters of commitment	23,652	23,652	0	0	0
Total obligations and commitments	$1,900,366	$109,115	$300,243	$907,391	$583,617

(1)	Interest expense is calculated based on the variable rate as of March 31, 2017 for Westin Copley Place.

(2)	Interest expense, if applicable, is calculated based on the variable rate as of March 31, 2017.

(3)
Amounts calculated based on the annual minimum future lease payments that extend through the term of the lease. Ground rents may be subject to adjustments based on future interest rates and hotel performance.

(4)
The term loans bear interest at floating rates equal to LIBOR plus applicable margins. The Company entered into separate interest rate swap agreements for the First Term Loan, resulting in a fixed all-in interest rate of 2.23%, at the Company’s current leverage ratio (as defined in the agreements) through August 2, 2017, the interest rate swaps’ maturity date. The Company entered into separate interest rate swap agreements for the Second Term Loan, resulting in a fixed all-in interest rate of 2.95% at the Company’s current leverage ratio (as defined in the agreements). The $377.5 million portion of the Second Term Loan is fixed through its maturity date of January 29, 2021 and the $177.5 million portion of the Second Term Loan is fixed through May 16, 2019, the interest rate swaps’ maturity date. It is assumed that the outstanding debt as of March 31, 2017 will be repaid upon maturity with fixed interest-only payments through the swapped periods and interest calculated based on the variable rate as of March 31, 2017 for the unswapped period of the term loans.

(5)
As of March 31, 2017, purchase orders and letters of commitment totaling approximately $23.7 million had been issued for renovations at the properties. The Company has committed to these projects and anticipates making similar arrangements in the future with the existing properties or any future properties that it may acquire.

The Hotels
The following table sets forth pro forma historical comparative information with respect to occupancy, ADR and RevPAR for the total hotel portfolio owned as of March 31, 2017 for the three months ended March 31, 2017 and 2016:

	For the three months ended
	March 31,
	2017	2016	Variance
Occupancy	77.7%	77.6%	0.2%
ADR	$228.39	$225.69	1.2%
RevPAR	$177.56	$175.03	1.4%
For presentation of comparable information, the above hotel statistics exclude Hotel Deca, Lansdowne Resort and Alexis Hotel due to their dispositions during the first quarter of 2017 and Indianapolis Marriott Downtown due to its disposition in July 2016. Mason & Rook Hotel is also excluded from both periods presented due to the hotel’s closure for renovation in 2016.

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
The Company is exposed to market risk from changes in interest rates. The Company seeks to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. From time to time, the Company may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose the Company to the risks that the other parties to the agreements will not perform, the Company could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under GAAP guidance. As of March 31, 2017, $267.5 million of the Company’s aggregate indebtedness (23.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the First Term Loan and Second Term Loan since the Company hedged its variable interest rates to fixed interest rates.
If market rates of interest on the Company’s variable rate long-term debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.7 million annually. This assumes that the amount outstanding under the Company’s variable rate debt remains at $267.5 million, the balance as of March 31, 2017.

Item 4.	Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2017. There were no changes to the Company’s internal control over financial reporting during the first quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2017 - January 31, 2017	54,410	$30.47	—	$—
February 1, 2017 - February 28, 2017	—	$—	—	$—
March 1, 2017 - March 31, 2017	19,374	$29.19	—	$—
Total	73,784	$30.13	—	$569,807,000

(1)
Reflects shares surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted shares. The average price paid reflects the average market value of shares withheld for tax purposes.

(2)
On August 29, 2011, the Company announced its Board of Trustees had authorized the Repurchase Program to acquire up to $100.0 million of the Company’s common shares of beneficial interest. On February 22, 2017, the Company announced the Board of Trustees authorized an expansion of the Repurchase Program to acquire up to an additional $500.0 million of the Company’s common shares of beneficial interest. The Company cumulatively repurchased $30.2 million of common shares of beneficial interest pursuant to the Repurchase Program through March 31, 2017. As of March 31, 2017, the Company had availability under the Repurchase Program to acquire up to $569.8 million of common shares of beneficial interest. The authorization did not include specific price targets or an expiration date. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Repurchase Program may be suspended, modified or terminated at any time for any reason without prior notice. The Repurchase Program does not obligate the Company to acquire any specific number of shares, and all open market repurchases will be made in accordance with applicable rules and regulations setting forth certain restrictions on the method, timing, price and volume of open market share repurchases.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1
Second Amended and Restated Senior Unsecured Credit Agreement, dated January 10, 2017, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, and the other lenders named therein (1)

10.2
Amended and Restated Senior Unsecured Term Loan Agreement, dated as of January 10, 2017, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, and the other lenders named therein (1)

10.3	Form of Performance-Based Share Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 19, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2017 and incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASALLE HOTEL PROPERTIES

Date:	April 19, 2017	BY:	/s/ KENNETH G. FULLER
Kenneth G. Fuller
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1
Second Amended and Restated Senior Unsecured Credit Agreement, dated January 10, 2017, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, and the other lenders named therein (1)

10.2
Amended and Restated Senior Unsecured Term Loan Agreement, dated as of January 10, 2017, among LaSalle Hotel Operating Partnership, L.P., LaSalle Hotel Properties, and Citibank, N.A., as Administrative Agent, and the other lenders named therein (1)

10.3	Form of Performance-Based Share Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101
The following financial statements from LaSalle Hotel Properties’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 19, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2017 and incorporated herein by reference.